Form 10-Q
period 2013-11-02
VINCE HOLDING CORP.
filed 2014-01-03
CIK 1579157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 2, 2013

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-36212

VINCE HOLDING CORP.*

(Exact name of registrant as specified in its charter)

Delaware	75-3264870
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1441 Broadway—6th Floor

New York, New York 10018

(Address of principal executive offices) (Zip code)

(212) 515-2600

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Common Stock	Outstanding at December 27, 2013
Common Stock, $0.01 par value per share	36,723,727 shares

*	Vince Holding Corp., the registrant whose name appears on the cover, was previously known as Apparel Holding Corp. On November 27, 2013, in connection with the closing of the initial public offering, Apparel Holding Corp. changed its name to Vince Holding Corp. and completed a series of restructuring transactions.

VINCE HOLDING CORP. AND SUBSIDIARIES

(previously known as Apparel Holding Corp. and Subsidiaries

and includes both the non-Vince and Vince businesses, unless otherwise indicated)

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Form 10-Q constitute forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts or present facts or conditions, such as statements regarding our future financial condition or results of operations, our prospects and strategies for future growth, the introduction of new merchandise, and the implementation of our marketing and branding strategies. In many cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or the negative of these terms or other comparable terminology.

The forward-looking statements contained in this document reflect our views as of November 2, 2013 about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause events or our actual activities or results to differ significantly from those expressed in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, actions, levels of activity, performance or achievements. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, but not limited to, those factors described in “Item 1A—Risk Factors” of this Form 10-Q.

Readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on these forward-looking statements. All of the forward-looking statements we have included in this document are based on information available to us as of November 2, 2013. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as otherwise required by law.

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

VINCE HOLDING CORP. AND SUBSIDIARIES

(previously known as Apparel Holding Corp. and Subsidiaries

and includes both the non-Vince and Vince businesses, unless otherwise indicated)

Condensed Consolidated Balance Sheets

(in thousands, except share data, unaudited)

	November 2, 2013	February 2, 2013
Assets

Current assets:
Cash and cash equivalents	$1,708	$1,881
Trade receivables, net	123,112	108,343
Other receivables	82	961
Inventories, net	92,545	74,056
Prepaid expenses and other current assets	11,162	9,861
Current assets of discontinued operations	76	4,690

Total current assets	228,685	199,792
Property, plant and equipment, net	24,258	17,837
Intangible assets, net	143,950	146,287
Goodwill	65,876	65,876
Other assets	7,381	8,636
Long-term assets of discontinued operations	101	3,696

Total assets	$470,251	$442,124

Liabilities and Stockholders’ Deficit

Current liabilities:
Short-term borrowings	$122,291	$79,783
Current portion of long-term debt	166,929	—
Accounts payable	63,596	71,257
Accrued salaries and employee benefits	13,810	20,290
Other accrued expenses	19,037	14,979
Current liabilities of discontinued operations	1,161	3,737

Total current liabilities	386,824	190,046
Long-term debt	224,138	761,752
Deferred income taxes and other	38,081	49,175
Long-term liabilities of discontinued operations	2,412	2,416

Commitments and contingencies (Note 12)

Stockholders’ deficit:
Common Stock at $0.01 par value (100,000,000 shares authorized, 26,263,552 and 26,211,130 shares issued and outstanding, respectively)	263	262
Additional paid in capital	794,480	386,419
Accumulated deficit	(975,882)	(947,880)
Accumulated other comprehensive loss	(65)	(66)

Total stockholders’ deficit	(181,204)	(561,265)

Total liabilities and stockholders’ deficit	$470,251	$442,124

See notes to unaudited condensed consolidated financial statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

(previously known as Apparel Holding Corp. and Subsidiaries

and includes both the non-Vince and Vince businesses, unless otherwise indicated)

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data, unaudited)

	Three Months Ended		Nine Months Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Net sales	$213,948	$203,355	$577,915	$522,800
Cost of products sold	145,426	140,440	401,457	375,733

Gross profit	68,522	62,915	176,458	147,067

Operating expenses:
Selling, general and administrative expenses	53,109	45,786	146,612	129,312
Amortization of intangible assets	474	475	1,424	1,425
Restructuring, environmental remediation and other charges	68	557	895	2,821
Impairment of long-lived assets (excluding goodwill)	933	8	933	725
Change in fair value of contingent consideration	—	—	(54)	(4,507)

Total operating expenses	54,584	46,826	149,810	129,776

Income from operations	13,938	16,089	26,648	17,291
Interest expense, net	14,762	23,773	58,433	97,924
Other expense, net	614	609	1,847	1,824

Loss before income taxes	(1,438)	(8,293)	(33,632)	(82,457)
Provision (benefit) for income taxes	1,015	(58)	3,694	2,187

Net loss from continuing operations	(2,453)	(8,235)	(37,326)	(84,644)
Net (loss) income from discontinued operations, net of tax	94	(6,660)	9,324	(11,458)

Net loss	$(2,359)	$(14,895)	$(28,002)	$(96,102)

Basic and diluted earnings per share
Net loss from continuing operations	$(0.09)	$(0.32)	$(1.42)	$(3.23)
Net (loss) income from discontinued operations	—	(0.25)	0.35	(0.44)

Net loss	$(0.09)	$(0.57)	$(1.07)	$(3.67)

Weighted average number of common shares outstanding, basic and diluted	26,228,605	26,211,130	26,216,956	26,211,130

See notes to unaudited condensed consolidated financial statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

(previously known as Apparel Holding Corp. and Subsidiaries

and includes both the non-Vince and Vince businesses, unless otherwise indicated)

Condensed Consolidated Statements of Comprehensive Loss

(in thousands, except share and per share data, unaudited)

	Three Months Ended		Nine Months Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Net loss	$(2,359)	$(14,895)	$(28,002)	$(96,102)
Foreign currency translation adjustment	43	(13)	1	(9)

Comprehensive loss	$(2,316)	$(14,908)	$(28,001)	$(96,111)

See notes to unaudited condensed consolidated financial statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

(previously known as Apparel Holding Corp. and Subsidiaries

and includes both the non-Vince and Vince businesses, unless otherwise indicated)

Condensed Consolidated Statements of Cash Flows

(in thousands, unaudited)

	Nine Months Ended
	November 2, 2013	October 27, 2012
Operating activities
Net loss	$(28,002)	$(96,102)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,244	4,686
Amortization of intangible assets	1,424	1,705
Amortization of bond discounts and debt issuance costs	5,219	5,427
Deferred income taxes	(8,606)	1,366
Share-based compensation expense	503	14
Capitalized PIK Interest	26,595	66,262
Other charges (gains):
Restructuring, environmental remediation and other charges	1,459	5,265
Impairment of long-lived assets	1,367	5,058
(Gain) loss on disposition of property, plant and equipment	262	117
Gain on dispositions of trademarks, net	(1,270)	(4,226)
(Gain) loss on dispositions of businesses, net	—	1,874
Gain on dispositions of other assets	(292)	—
Change in fair value of contingent consideration	(54)	(4,507)
Changes in assets and liabilities, net of acquisitions:
Receivables, net	(11,638)	(22,877)
Inventories, net	(17,463)	7,163
Prepaid expenses and other current assets	(1,465)	1,411
Accounts payable and accrued expenses	(11,930)	6,549
Other assets and liabilities	1,273	7,421
Payment of liabilities associated with restructuring and environmental remediation activities	(3,356)	(11,330)

Net cash used in operating activities	(41,730)	(24,724)

Investing activities
Payments for capital expenditures	(11,718)	(8,531)
Payments for intangible assets	(86)	—
Payments for acquisitions, net of cash acquired	—	(806)
Proceeds from dispositions of property, plant and equipment, net	—	1,978
Proceeds from dispositions of trademarks, net	4,667	4,617
Proceeds from dispositions of businesses, net	104	1,741
Proceeds from dispositions of other assets	608	—
Deposits to restricted accounts	—	(1,966)
Deposits released from restricted accounts	500	1,966

Net cash used in investing activities	(5,925)	(1,001)

Financing activities
Borrowings of long-term loan obligations	5,000	30,000
Borrowings of revolving credit facilities	606,571	405,530
Payments for revolving credit facilities	(564,063)	(405,876)
Fees paid for revolving credit facilities	—	(114)
Fees paid for long-term loan obligations	(58)	(643)
Payments to settle contingent consideration recognized at acquisition	—	(1,928)
Change in bank overdraft	—	(261)
Other	32	—

Net cash provided by financing activities	47,482	26,708

(Decrease) increase in cash and cash equivalents	(173)	983
Cash and cash equivalents, beginning of period	1,881	1,839

Cash and cash equivalents, end of period	$1,708	$2,822

See notes to unaudited condensed consolidated financial statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

(previously known as Apparel Holding Corp. and Subsidiaries

and includes both the non-Vince and Vince businesses, unless otherwise indicated)

Condensed Consolidated Statements of Cash Flows

(in thousands, unaudited)

	Nine Months Ended
	November 2, 2013	October 27, 2012
Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$20,644	$21,244
Cash payments for income taxes, net of refunds	579	741
Supplemental Disclosures of Non-Cash Investing and Financing Activities
Capital expenditures in accounts payable	769	401
Accrued adjustment to sale proceeds from disposed business	149	—
Equity interest retained in disposed business	—	424
Forgiveness of principal and capitalized and accrued interest on related-party debt	(407,527)	(289,101)
Capital contribution from stockholder	407,527	289,101

See notes to unaudited condensed consolidated financial statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

(previously known as Apparel Holding Corp. and Subsidiaries

and includes both the non-Vince and Vince businesses, unless otherwise indicated)

Notes to the Unaudited Condensed Consolidated Financial Statements

(in thousands except share and per share data)

Note 1. Description of Business and Basis of Presentation

The historical financial information presented herein as of November 2, 2013 and all periods presented include both the non-Vince and Vince businesses, unless otherwise indicated, for Vince Holding Corp. (“VHC” or the “Company”) previously known as Apparel Holding Corp.

On November 27, 2013, VHC, previously known as Apparel Holding Corp., closed an initial public offering of its common stock and completed a series of restructuring transactions through which (i) Kellwood Holding, LLC acquired the non-Vince businesses, which include Kellwood Company, LLC, from the Company and (ii) the Company continues to own and operate the Vince business, which includes Vince, LLC.

(A) Description of Business: VHC, together with its wholly-owned subsidiaries as of November 2, 2013, design, merchandise and sell a growing collection of premier fashion brands across a broad range of consumer lifestyles, and recreational apparel and products aimed to improve the consumer outdoor experience. We market branded as well as private label products and market to all channels of distribution with product specific to the particular channel. Some of our fashion brands include Vince, Rebecca Taylor, David Meister, My Michelle and XOXO, along with numerous private label businesses for major retailers. We market products under many brands, some of which we own, and others that are under licensing agreements. The majority of our products are sourced from contract manufacturers, primarily in the Eastern Hemisphere. Products are manufactured to meet our product specifications and labor standards.

(B) Basis of Presentation: The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. Therefore, these financial statements should be read in conjunction with VHC’s audited financial statements for the fiscal year ended February 2, 2013.

The condensed consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries as of November 2, 2013. All intercompany accounts and transactions have been eliminated. The amounts and disclosures included in the notes to the condensed consolidated financial statements, unless otherwise indicated, are presented on a continuing operations basis. In the opinion of management, the financial statements contain all adjustments (consisting solely of normal recurring adjustments) and disclosures necessary to make the information presented therein not misleading. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or the fiscal year as a whole.

Note 2. The IPO and Restructuring Transactions

As discussed in Note 1, there were a series of transactions completed on November 27, 2013. The following is a brief summary:

•	Initial Public Offering (IPO) of 10,000,000 shares of VHC common stock at a public offering price of $20.00 per share. In connection with the IPO the underwriters exercised in full their option to purchase an additional 1,500,000 shares of VHC common stock from affiliates of Sun Capital Partners, Inc. (the “Selling Shareholders”). Shares of the Company’s common stock are listed on the New York Stock Exchange under the ticker symbol “VNCE”.

•	Certain restructuring transactions (“Restructuring Transactions”) were completed, through which:

(i)	Kellwood Holding, LLC acquired the non-Vince businesses, which include Kellwood Company, LLC, from the Company; and

(ii)	the Company continues to own and operate the Vince business, which includes Vince, LLC

Note the above Restructuring Transactions separated the Vince and non-Vince businesses on November 27, 2013. Any and all debt obligations outstanding at the time of the transactions either remain with Kellwood Holding, LLC and its subsidiaries (i.e. the non-Vince businesses) and/or were discharged, repurchased or refinanced. See information below for a summary of the Company’s new revolving credit facility and new term loan facility.

•	Revolving Credit Facility—Vince, LLC entered into a new senior secured revolving credit facility. Bank of America, N.A. (“BofA”) serves as administrative agent under this new facility. This revolving credit facility provides for a revolving line of credit of up to $50 million.

•	Term Loan Facility—Vince, LLC and Vince Intermediate Holding, LLC entered into a new $175 million senior secured term loan credit facility with the lenders party thereto, BofA, as administrative agent, J.P. Morgan Chase Bank and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers.

•	Shared Services Agreement—Vince, LLC entered into the Shared Services Agreement with Kellwood Company, LLC pursuant to which Kellwood Company, LLC provides support services to Vince, LLC in various operational areas including, among other things, distribution, logistics, information technology, accounts payable, credit and collections, and payroll and benefits.

•	Tax Receivable Agreement—The Company entered into the Tax Receivable Agreement with its stockholders immediately prior to the consummation of the Restructuring Transactions (the “Pre-IPO Stockholders”). The Tax Receivable Agreement provides for payments to the Pre-IPO Stockholders in an amount equal to 85% of the aggregate reduction in taxes payable realized by the Company and its subsidiaries from the utilization of certain tax benefits (including net operating losses and tax credits generated prior to the IPO and certain section 197 intangible deductions).

Note 3. Impairment, Restructuring, Environmental Remediation and Other Charges

For the three and nine months ended November 2, 2013 and October 27, 2012, the costs related to impairment of long-lived assets and restructuring, environmental remediation and other charges recorded in continuing and discontinued operations were as follows:

	Continuing Operations	Discontinued Operations	Total
Three months ended November 2, 2013	$1,001	$56	$1,057

Nine months ended November 2, 2013	$1,828	$998	$2,826

Three months ended October 27, 2012	$565	$6,556	$7,121

Nine months ended October 27, 2012	$3,546	$6,777	$10,323

For the three and nine months ended November 2, 2013 and October 27, 2012, the costs related to impairment of long-lived assets and restructuring, environmental remediation and other charges were recorded as follows:

	Three Months Ended November 2, 2013
	Continuing Operations	Discontinued Operations	Total
Restructuring, environmental remediation and other charges	$68	$56	$124
Impairment of long-lived assets	933	—	933

Total pretax cost	$1,001	$56	$1,057

After tax cost	$1,001	$56	$1,057

	Nine Months Ended November 2, 2013
	Continuing Operations	Discontinued Operations	Total
Restructuring, environmental remediation and other charges	$895	$564	$1,459
Impairment of long-lived assets	933	434	1,367

Total pretax cost	$1,828	$998	$2,826

After tax cost	$1,828	$998	$2,826

	Three Months Ended October 27, 2012
	Continuing Operations	Discontinued Operations	Total
Restructuring, environmental remediation and other charges	$557	$2,223	$2,780
Impairment of long-lived assets	8	4,333	4,341

Total pretax cost	$565	$6,556	$7,121

After tax cost	$565	$6,556	$7,121

	Nine Months Ended October 27, 2012
	Continuing Operations	Discontinued Operations	Total
Restructuring, environmental remediation and other charges	$2,821	$2,444	$5,265
Impairment of long-lived assets	725	4,333	5,058

Total pretax cost	$3,546	$6,777	$10,323

After tax cost	$3,546	$6,777	$10,323

During the first nine months of fiscal 2013, we recognized an impairment charge of $933 related to trademark and customer relationships as a result of our decision to cease procurement of product for one of our brands within our ARP segment (part of the non-Vince businesses). During the first nine months of fiscal 2012, we recognized an impairment charge of $725 related to the decline in market value of our exited facility in Trenton, Tennessee. We also recognized $755 in charges during the nine months ended October 27, 2012 to adjust our accrual for environmental remediation costs related to a former metal fabrication plant. Other noteworthy restructuring activities in continuing operations for the first nine months of fiscal 2013 and fiscal 2012 included various efforts to create a more efficient operational and organizational structure in our support operations and women’s wear businesses.

The following table represents a rollforward of contractual obligations, employee severance and termination benefits, impairment of long-lived assets and restructuring, environmental remediation and other charges recorded in continuing operations for the first nine months of fiscal 2013:

	Contractual obligations	Employee severance and termination benefits	Impairment of long-lived assets	Restructuring, Environmental remediation and other charges	Total
Accrual as of February 2, 2013	$148	$438	$—	$12,069	$12,655
Provision	40	520	933	335	1,828
Non-cash utilization	—	—	(933)	—	(933)
Utilization	(121)	(877)	—	(507)	(1,505)

Accrual as of November 2, 2013	$67	$81	$—	$11,897	$12,045

The following table represents a rollforward of contractual obligations, employee severance and termination benefits, impairment of long-lived assets and restructuring, environmental remediation and other charges recorded in discontinued operations for the first nine months of fiscal 2013:

	Contractual obligations	Employee severance and termination benefits	Impairment of long-lived assets	Restructuring, Environmental remediation and other charges	Total
Accrual as of February 2, 2013	$1,218	$60	$—	$287	$1,565
Provision	263	271	434	30	998
Non-cash utilization	—	—	(434)	—	(434)
Utilization	(1,291)	(244)	—	(316)	(1,851)

Accrual as of November 2, 2013	$190	$87	$—	$1	$278

Note 4. Discontinued Operations

During the second quarter of fiscal 2013, we divested the Zobha business (a non-Vince business) in order to focus resources on larger contemporary and Juniors brands. As a result of the divestiture, we realized a total loss of $1,269 within net (loss) income from discontinued operations on the Condensed Consolidated Statements of Operations for the nine months ended November 2, 2013. The total loss includes charges to adjust inventory values to the lower of cost or market, impairment charges to write down obsolete assets, employee termination costs, and accrued rent commitments and other costs associated with the exit of our leased office and retail spaces. We anticipate future cash outflows related to employee termination and non-cancellable lease payments for Zobha of approximately $262, which are primarily payable through fiscal 2014.

Due to diminishing prospects in the urban market, we decided to exit the Phat Farm and Baby Phat (collectively, “Phat Fashions”) businesses (both of which are non-Vince businesses) during fiscal 2012. We sold the Phat Farm trademark to a former licensee during the second quarter of fiscal 2012, and subsequently sold the Baby Phat trademark to the same party on March 20, 2013, exiting the Phat Fashions licensing business. The Phat Fashions licensing business was reported as discontinued operations during the first quarter of fiscal 2013. In conjunction with the sale of the Baby Phat trademark, we shut down the Baby Phat wholesale operations which produced apparel under the Baby Phat juniors license during the fourth quarter of fiscal 2012. We anticipate net cash outflows related to the Phat Fashions businesses of less than $500.

On December 31, 2012, we sold the equity interests of Royal Robbins, LLC, and certain assets and liabilities of the Royal Robbins Canadian operations (a non-Vince business) to an unrelated third party. At the closing of the sale, and pursuant to the terms of the purchase agreement, $500 of the proceeds were deposited to a restricted escrow account, and $221 was withheld by the buyer as consideration for a working capital adjustment to the purchase price. Both the receivable from the buyer and escrow fund are reported in current assets of discontinued operations on the Condensed Consolidated Balance Sheet as of February 2, 2013. These amounts were received in the first quarter of fiscal 2013.

During the second quarter of fiscal 2012, we decided to exit our Lamb & Flag and BLK DNM businesses (both of which are non-Vince businesses). This decision resulted from the determination that our greenfield startup brands are not aligned with our current strategic initiatives, as they require significant cash outlays and only offer long-term payback. On May 31, 2012, we sold substantially all the assets and liabilities of our BLK DNM operations resulting in a loss of $1,874 included within net (loss) income from discontinued operations on the Condensed Consolidated Statement of Operations for the nine months ended October 27, 2012. The loss recorded includes disposal costs for legal fees and non-cancellable contract obligations. We completed the shutdown of the Lamb & Flag business during the third quarter of fiscal 2012.

Operating results for the discontinued operations, including all charges incurred during the periods presented for impairment of long-lived assets and restructuring and other charges as described in Note 3 to the Condensed Consolidated Financial Statements, are as follows:

	Three Months Ended		Nine Months Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Net sales	$59	$12,242	$1,156	$40,825

Restructuring and other charges	$56	$2,223	$564	$2,444
Impairment of long-lived assets (excluding goodwill)	—	4,333	434	4,333

(Loss) income before income taxes	$94	$(6,560)	$(2,589)	$(11,150)
Provision (benefit) for income taxes	—	100	(11,913)	308

Net (loss) income	$94	$(6,660)	$9,324	$(11,458)

Effective tax rate	N.M.	(1.5%)	N.M.	(2.8%)

The effective tax rate for the first nine months of fiscal 2013 differs from the U.S. statutory rate of 35% primarily due to a release of valuation allowance. The release in valuation allowance is primarily due to the allocation of the disallowed tax loss on the sale of the Baby Phat trademark to intangible assets with indefinite lives resulting in fewer deferred tax liabilities that cannot be offset against deferred tax assets for valuation allowance purposes. The effective tax rate for discontinued operations for the first nine months of fiscal 2012 differs from the U.S. statutory rate of 35% primarily due to an increase in the valuation allowance offset in part by state taxes.

Summarized assets and liabilities of discontinued operations are as follows:

	November 2, 2013	February 2, 2013
Receivables, net	$74	$2,535
Other receivables	—	12
Inventories	—	1,529
Prepaid expenses and other current assets	2	614

Current assets of discontinued operations	$76	$4,690

Property, plant and equipment, net	$—	$167
Intangible assets, net	—	3,450
Other assets	101	79

Long-term assets of discontinued operations	$101	$3,696

Accounts payable	$92	$903
Accrued salaries and employee benefits	39	233
Other accrued expenses	1,030	2,601

Current liabilities of discontinued operations	$1,161	$3,737

Deferred income taxes and other	$2,412	$2,416

Long-term liabilities of discontinued operations	$2,412	$2,416

Current liabilities of discontinued operations as of November 2, 2013 are primarily related to amounts owed for non-cancellable contract payments for the Phat Fashions and Zobha businesses, which are part of the non-Vince businesses. Current assets as of February 2, 2013 primarily consist of the outstanding sale proceeds for Royal Robbins, net receivables from the Baby Phat wholesale operations prior to completion of its shutdown in the fourth quarter of fiscal 2012, net receivables from the Phat Fashions business prior to the sale of the Baby Phat trademark in the first quarter of fiscal 2013 and net receivables and inventory of the Zobha operations. Current liabilities of discontinued operations as of February 2, 2013 are primarily related to unpaid disposal costs related to the sale of Royal Robbins, a non-Vince business, non-cancellable contract termination costs to exit the Lamb & Flag business and Baby Phat wholesale operations, accrued liabilities associated with the Phat Fashions business, and the final make-whole payment of the non-Vince businesses of $485 to PVH Corp. related to the early termination of our Calvin Klein license agreements.

Cash flows from discontinued operations are combined with cash flows from continuing operations under Operating Activities, Investing Activities and Financing Activities in the Condensed Consolidated Statements of Cash Flows. As of November 2, 2013, we expect to have future net cash outflows related to our discontinued operations of approximately $1,100, which is primarily payable through fiscal 2014.

Note 5. Goodwill and Intangible Assets

Goodwill balances by segment and changes therein subsequent to the February 2, 2013 Condensed Consolidated Balance Sheet are as follows:

	Vince	ARP	Juniors	Moderate	Other	Total
Balance as of February 2, 2013
Goodwill	$110,688	$—	$6,395	$8,859	$13,478	$139,420
Accumulated impairment losses	(46,942)	—	(6,395)	(8,859)	(11,348)	(73,544)

Net goodwill	$63,746	$—	$—	$—	$2,130	$65,876

Balance as of November 2, 2013
Goodwill	$110,688	$—	$6,395	$8,859	$13,478	$139,420
Accumulated impairment losses	(46,942)	—	(6,395)	(8,859)	(11,348)	(73,544)

Net goodwill	$63,746	$—	$—	$—	$2,130	$65,876

Identifiable intangible assets of continuing operations are as follows:

	Gross Amount	Accumulated Amortization	Net Book Value
Balance as of November 2, 2013:
Amortizable intangible assets:
Customer relationships	$27,796	$(8,193)	$19,603
Indefinite-lived intangible assets:
Trademarks	124,347	—	124,347

Total intangible assets	$152,143	$(8,193)	$143,950

	Gross Amount	Accumulated Amortization	Net Book Value
Balance as of February 2, 2013:
Amortizable intangible assets:
Customer relationships	$28,363	$(6,877)	$21,486
Indefinite-lived intangible assets:
Trademarks	124,735	—	124,735
Domain Name	66	—	66

Total intangible assets	$153,164	$(6,877)	$146,287

Amortization of identifiable intangible assets for continuing operations was $474 and $1,424 for three and nine months ended November 2, 2013, respectively, and was $475 and $1,425 for the three and nine months ended October 27, 2012, respectively. The estimated amortization expense for identifiable intangible assets is expected to be $1,871 for each fiscal year for the next five fiscal years.

Note 6. Fair Value

Accounting Standards Codification (“ASC”) Subtopic 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This guidance outlines a valuation framework, creates a fair value hierarchy to increase the consistency and comparability of fair value measurements, and details the disclosures that are required for items measured at fair value. Financial assets and liabilities are to be measured using inputs from three levels of the fair value hierarchy as follows:

Level 1—	quoted market prices in active markets for identical assets or liabilities

Level 2—	observable market-based inputs (quoted prices for similar assets and liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active) or inputs that are corroborated by observable market data

Level 3—	significant unobservable inputs that reflect our assumptions and are not substantially supported by market data

The following table presents our liabilities measured at fair value on a recurring basis and are categorized using the fair value hierarchy. We do not measure any assets at fair value on a recurring basis.

	Fair Value Measurements as of November 2, 2013
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities at fair value:
Contingent consideration for acquisition—Rebecca Taylor	$—	$—	$4,911	$4,911

Total liabilities at fair value	$—	$—	$4,911	$4,911

	Fair Value Measurements as of February 2, 2013
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities at fair value:
Contingent consideration for acquisition—Rebecca Taylor	$—	$—	$4,209	$4,209
Contingent consideration for acquisition—Zobha	—	—	54	54

Total liabilities at fair value	$—	$—	$4,263	$4,263

Changes in Level 3 liabilities for the nine months ended November 2, 2013 were as follows:

	Rebecca Taylor Contingent Consideration	Zobha Contingent Consideration	Total
Balance as of February 2, 2013	$4,209	$54	$4,263
Payments	—	—	—
(Gains) losses recognized in earnings (1)	702	(54)	648

Balance as of November 2, 2013	$4,911	$—	$4,911

Changes in Level 3 liabilities for the nine months ended October 27, 2012 were as follows:

	Rebecca Taylor Contingent Consideration	Zobha Contingent Consideration	Total
Balance as of January 28, 2012	$10,881	$585	$11,466
Payments	(1,928)	—	(1,928)
(Gains) losses recognized in earnings (1)	(2,995)	—	(2,995)

Balance as of October 27, 2012	$5,958	$585	$6,543

(1)	In the first nine months of fiscal 2012, a gain of ($4,507) was recognized within change in fair value of contingent consideration on our Condensed Consolidated Statements of Operations. We recorded offsetting charges to interest expense of $1,512 in the first nine months of fiscal 2012 for the accretion of our contingent consideration obligations. We recorded additional interest expense of $702 in the nine months ended November 2, 2013 for the accretion of our contingent consideration obligations. We also recorded an additional gain of ($54) within change in fair value of contingent consideration for the nine months ended November 2, 2013 due to a decrease in the fair value of our Zobha contingent consideration.

The recorded amounts of cash, receivables, accounts payable and short-term debt approximate their fair values at November 2, 2013 and February 2, 2013 due to the short maturity of these instruments. The estimated fair value of our long-term debt, including the current portion of long-term debt, at November 2, 2013 is $410,817, compared to the recorded amount of $391,067 as of the same date. The estimated fair value of our long-term debt, including both variable-rate and fixed-rate debt, at February 2, 2013 is $737,365, compared to the recorded amount of $761,752 as of the same date. These estimated fair values utilize quoted prices obtained through independent pricing sources for the same or similar types of borrowing arrangements.

Note 7. Financing Arrangements

Wells Fargo Facility

On October 19, 2011, Kellwood Company and certain of its domestic subsidiaries, as borrowers (the “Borrowers”), entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association, as agent, and lenders from time to time. The Credit Agreement provides the Borrowers with a non-amortizing senior revolving credit facility with aggregate lending commitments of $160,000 (the “Wells Fargo Facility”), reduced to $155,000 by the December 31, 2012 Amendment described below. The Wells Fargo Facility terminates at the earliest to occur of (a) October 19, 2016, (b) 90 days prior to the scheduled December 31, 2014, maturity date of the 12.875% Notes (as defined in Note 8, Long-term debt, to the Condensed Consolidated Financial Statements) (including any extension effective on or prior to such 90th day prior to such scheduled maturity date) or (c) 90 days prior to the scheduled maturity date of the Cerberus Term Loan (as defined below) (including any extension effective on or prior to such 90th day prior to such scheduled maturity date). The amount which the Borrowers may borrow from time to time under the Wells Fargo Facility is determined on the basis of a borrowing base formula that is a percentage of Kellwood Company and subsidiaries accounts receivable and inventory that meet eligibility criteria specified in the Credit Agreement, but in no case more than the aggregate lending commitments of the participating lenders. All borrowings under the Wells Fargo Facility bear interest at a rate per annum equal to an applicable margin (ranging from 2.5%-3.0% per annum for LIBOR Revolver Loans (as defined in the Credit Agreement) and 1.25%-1.75% for Base Rate Loans (as defined in the Credit Agreement) based on average availability under the Credit Agreement) plus, at the Borrowers’ election, LIBOR or a Base Rate as defined in the Credit Agreement. In addition to paying interest, the Borrowers will pay a periodic commitment fee to the lenders under the Credit Agreement based on the amount of unused availability under the borrowing base formula. The Wells Fargo Facility is secured by a first-priority security interest in substantially all of the assets of the Borrowers, principally consisting of accounts receivable, inventory, and intellectual property. The Credit Agreement contains certain customary representations, warranties, provisions and restrictions. The Credit Agreement requires that the Borrowers maintain a fixed charge coverage ratio of at least 1:1 during any Covenant Testing Period (as defined in the Credit Agreement) which is triggered when excess availability is below 12.5% of the aggregate commitments under the Wells Fargo Facility (the “Covenant Testing Trigger Date”). The fixed charge ratio is defined as the ratio of Consolidated EBITDA (as defined in the Credit Agreement) (with certain addbacks as defined in the Credit Agreement for certain restructuring charges, startup losses in newly developed brands, costs incurred in certain acquisitions, management fees, as well as certain other costs and charges) minus capital expenditures and certain distributions; to fixed charges, defined as consolidated net interest expense paid or payable in cash, scheduled principal payments on debt in cash and certain earnout payments paid in cash up to a certain amount, calculated over the trailing four fiscal quarters. If the covenants are not met, a cash dominion period will go into effect whereby the agent has the ability to direct the disposition of the balances in controlled deposit accounts. The cash dominion period will expire when availability is over 12.5% of the aggregate commitments under the Wells Fargo Facility for a period of 90 consecutive days.

On March 23, 2012, the Credit Agreement was amended to modify the Covenant Testing Period such that it is now triggered when excess availability is below $5,000 and triggered the cash dominion period, as defined in the Credit Agreement. This amendment was entered into in consideration for a guaranty of payment of obligations under the Credit Agreement and a $20,000 letter of credit to the benefit of Wells Fargo Bank, National Association, as agent, issued by an affiliate of Sun Capital Partners, Inc.

On April 20, 2012, the Credit Agreement was amended to extend the modification to the Covenant Testing Period to be in effect until March 21, 2014 unless the guaranty described above is no longer in effect or the full face amount of the letter of credit described above is no longer available to be drawn. The guaranty will be released, the letter of credit returned and the trigger for the Covenant Testing Period will return to the pre-amendment level when availability is above $35,000 for 90 consecutive days and is projected to remain above $25,000 through the remaining term of the Credit Agreement. This amendment also provided for the consent of the Wells Fargo Facility lenders to the additional loans under the Sun Term Loan Agreements (as defined in Note 8).

On December 31, 2012, the Credit Agreement was amended to obtain consent to the sale of the Royal Robbins business, to release Royal Robbins as a Borrower and/or Obligor under the Credit Agreement, and to release the agent’s lien on the assets of Royal Robbins. Additionally, the first $10,000 of the net cash proceeds arising from the cash purchase price paid at closing (excluding any escrow amount) were to be applied to the Cerberus Term Loan (as defined in Note 8, Long-term debt, to the Condensed Consolidated Financial Statements) and the remaining portion to be remitted to the Wells Fargo Facility. This amendment also resulted in a permanent reduction to availability of $5,000.

At November 2, 2013, the maximum capacity on the Wells Fargo Facility was $150,860 and there were borrowings outstanding and letters of credit outstanding of $122,291 and $12,770, respectively. At February 2, 2013, the maximum capacity on the Wells Fargo Facility was $110,838 and there were borrowings outstanding and letters of credit outstanding of $79,783 and $13,304, respectively. At November 2, 2013 and February 2, 2013 availability under the Wells Fargo Facility was $15,799 and $17,751, respectively. Kellwood Company was in compliance with all provisions as of all periods presented.

On November 27, 2013, in connection with the consummation of the IPO and Restructuring Transactions, the Credit Agreement was amended and restated in accordance with its terms. After giving effect to such amendment and restatement, neither VHC nor any of its subsidiaries have any obligations thereunder.

Revolving Credit Facility

On November 27, 2013, Vince, LLC entered into a new senior secured revolving credit facility in connection with the closing of the IPO and Restructuring Transactions. Bank of America, N.A. (“BofA”) serves as administrative agent for this new facility. This revolving credit facility provides for a revolving line of credit of up to $50 million and matures on November 27, 2018. The revolving credit facility also provides for a letter of credit sublimit of $25 million (plus any increase in aggregate commitments) and for an increase in aggregate commitments of up to $20 million. Vince, LLC is the borrower and the VHC and Vince Intermediate Holding, LLC (“Vince Intermediate”) are the guarantors under the new revolving credit facility. Interest is payable on the loans under the revolving credit facility, at either the LIBOR or the Base Rate, in each case, with applicable margins subject to a pricing grid based on an excess availability calculation. The “Base Rate” means, for any day, a fluctuating rate per annum equal to the highest of (i) the rate of interest in effect for such day as publicly announced from time to time by BofA as its prime rate; (ii) the Federal Funds Rate for such day, plus 0.50%; and (iii) the LIBOR Rate for a one month interest period as determined on such day, plus 1.0%. During the continuance of an event of default and at the election of the required lender, interest will accrue at a rate of 2% in excess of the applicable non-default rate.

The revolving credit facility contains a requirement that, at any point when “Excess Availability” is less than the greater of (i) 15% percent of the loan cap or (ii) $7.5 million, and continuing until Excess Availability exceeds the greater of such amounts for 30 consecutive days, during which time, Vince must maintain a consolidated EBITDA (as defined in the related credit agreement) equal to or greater than $20 million.

The revolving credit facility contains representations and warranties, other covenants and events of default that are customary for this type of financing, including limitations on the incurrence of additional indebtedness, liens, negative pledges, guarantees, investments, loans, asset sales, mergers, acquisitions, prepayment of other debt, the repurchase of capital stock, transactions with affiliates, and the ability to change the nature of its business or its fiscal year. The revolving credit facility generally permits dividends in the absence of any event of default (including any event of default arising from the contemplated dividend), so long as (i) after giving pro forma effect to the contemplated dividend, for the following six months Excess Availability will be at least the greater of 20% of the aggregate lending commitments and $7.5 million and (ii) after giving pro forma effect to the contemplated dividend, the “Consolidated Fixed Charge Coverage Ratio” for the 12 months preceding such dividend shall be greater than or equal to 1.1 to 1.0 (provided that the Consolidated Fixed Charge Coverage Ratio may be less than 1.1 to 1.0 if, after giving pro forma effect to the contemplated dividend, Excess Availability for the six fiscal months following the dividend is at least the greater of 35% of the aggregate lending commitments and $10 million).

Term Loan Facility

On November 27, 2013, in connection with the closing of the IPO and Restructuring Transactions, Vince, LLC and Vince Intermediate entered into a new $175 million senior secured term loan credit facility with the lenders party thereto, BofA, as administrative agent, JPMorgan Chase Bank and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers, and Cantor Fitzgerald as documentation agent. The new term loan facility will mature on November 27, 2019. On November 27, 2013, net proceeds from the new term loan facility were used, at closing, to repay the promissory note issued by Vince Intermediate to Kellwood Company immediately prior to the consummation of the IPO as part of the Restructuring Transactions.

The term loan facility also provides for an incremental facility of up to the greater of $50 million and an amount that would result in the consolidated net total secured leverage ratio not exceeding 3.00 to 1.00, in addition to certain other rights to refinance or repurchase portions of the term loan. The term loan facility is subject to quarterly amortization of principal equal to 0.25% of the original aggregate principal amount of the term loan facility, with the balance payable at final maturity. Interest is payable on loans under the term loan facility at a rate of either (i) the Eurodollar rate (subject to a 1.00% floor) plus 5.00% or (ii) the base rate (subject to a 2.00% floor) plus 3.00%. During the continuance of a payment or bankruptcy event of default, interest will accrue (i) on the overdue principal amount of any loan at a rate of 2% in excess of the rate otherwise applicable to such loan and (ii) on any overdue interest or any other outstanding overdue amount at a rate of 2% in excess of the nondefault interest rate then applicable to base rate loans.

The term loan facility contains a requirement that Vince, LLC and Vince Intermediate maintain a “Consolidated Net Total Leverage Ratio” as of the last day of any period of four fiscal quarters not to exceed 3.75:1.00 for the fiscal quarters ending February 1, 2014 through November 1, 2014, 3.50:1.0 for the fiscal quarters ending January 31, 2015 through October 31, 2015, and 3.25:1.00 for the fiscal quarter ending January 30, 2016 and each fiscal quarter thereafter. In addition, the term loan facility contains customary representations and warranties, other covenants, and events of default, including but not limited to, limitations on the incurrence of additional indebtedness, liens, negative pledges, guarantees, investments, loans, asset sales, mergers, acquisitions, prepayment of other debt, the repurchase of capital stock, transactions with affiliates, and the ability to change the nature of its business or its fiscal year, and distributions and dividends. The term loan facility generally permits dividends to the extent that no default or event of default is continuing or would result from the contemplated dividend and the pro forma Consolidated Net Total Leverage Ratio after giving effect to such contemplated dividend is at least 0.25 lower than the maximum Consolidated Net Total Leverage Ratio for such quarter. All obligations under the term loan facility are guaranteed by VHC and any future material domestic restricted subsidiaries of Vince, LLC and secured by a lien on substantially all of the assets of the VHC, Vince, LLC and Vince Intermediate and any future material domestic restricted subsidiaries.

Note 8. Long-Term Debt

Long-term debt, net of applicable discounts or premiums, consisted of the following at November 2, 2013 and February 2, 2013 (both prior to the IPO and Restructuring Transactions):

	November 2, 2013	February 2, 2013
Sun Promissory Notes	$—	$319,926
Sun Capital Loan Agreement	—	71,508
Cerberus Term Loan	45,778	45,431
Term A Obligations	18,569	17,252
Term B Obligations	29,609	27,507
Term C Obligations	19,316	17,945
Term D Obligations	12,481	11,595
Term E Obligations	6,115	5,601
Term F Obligations	29,857	27,344
Term G Obligations	5,205	—
12.875% 2009 Debentures due December 31, 2014	144,464	139,378
7.625% 1997 Debentures due October 15, 2017	79,459	78,054
3.5% 2004 Convertible Debentures due June 15, 2034	214	211
Less: Current portion of long-term debt	(166,929)	—

Total long-term debt	$224,138	$761,752

Sun Promissory Notes

On May 2, 2008, VHC entered into a $225,000 Senior Subordinated Promissory Note and a $75,000 Senior Subordinated Promissory Note with Sun Kellwood Finance, LLC (“Sun Kellwood Finance”), an affiliate of Sun Capital Partners, Inc.. We collectively refer to these notes as our “Sun Promissory Notes”. The unpaid principal balance of the notes accrue interest at 15% per annum until the maturity date of October 15, 2011, at which point any unpaid principal balance of the notes shall accrue interest at a rate of 17% per annum until the notes are paid in full. All interest which is not paid in cash on or before the last day of each calendar month are deemed paid in kind and added to the principal balance of the notes unless an election is made otherwise.

On July 19, 2012, Vince Holding Corp. amended the Sun Promissory Notes to extend the maturity date to October 15, 2016 and reduce the interest rate to 12% per annum until maturity, at which point any unpaid principal balance of the notes shall accrue interest at a rate of 14% per annum until the notes are paid in full.

On December 28, 2012, Sun Kellwood Finance, LLC (“Sun Capital Finance”) waived all interest capitalized and accrued under the notes prior to July 19, 2012. As both parties were under the common control of affiliates of Sun Capital Partners, Inc. (“Sun Capital”), this transaction resulted in a capital contribution of $270,852 which was recorded as an adjustment to additional paid in capital on our Condensed Consolidated Balance Sheet as of February 2, 2013.

On June 18, 2013, Sun Kellwood Finance assigned all title and interest in the Sun Promissory Notes to Sun Cardinal, LLC (“Sun Cardinal”). Immediately following the assignment, Sun Cardinal contributed all outstanding principal and interest due under these notes as of June 18, 2013 to the capital of VHC. As both parties were under common control of affiliates of Sun Capital at such time, this transaction resulted in a capital contribution of $334,595, which was recorded as an adjustment to VHC’s additional paid in capital on the Condensed Consolidated Balance Sheet at November 2, 2013.

Sun Capital Loan Agreement

VHC was party to a Loan Authorization Agreement, originally dated February 13, 2008, by and between VHC (as the successor entity to Cardinal Integrated, LLC), SCSF Kellwood Finance, LLC (“SCSF Finance”) and Sun Kellwood Finance (as successors to Bank of Montreal) for a $72,000 line of credit, and $69,485 principal balance, which we refer to as the “Sun Capital Loan Agreement”. Under the terms of this agreement, as amended from time to time, interest accrued at a rate equal to the rate per annum announced by the Bank of Montreal, Chicago, Illinois, from time to time as its prime commercial rate, or equivalent, for U.S. dollar loans to borrowers located in the U.S. plus 2%. Interest on the loan was due by the last day of each fiscal quarter and is payable either in immediately available funds on each interest payment date or by adding such interest to the unpaid principal balance of the loan on each interest payment date. The original maturity date of the loan was August 6, 2009. On July 19, 2012, the maturity date of the loan was extended to August 6, 2014.

On December 28, 2012, Sun Kellwood Finance and SCSF Finance waived all interest capitalized and accrued under the loan authorization agreement prior to July 19, 2012. As all parties were under the common control of affiliates of Sun Capital, this transaction resulted in a capital contribution of $18,249, which was recorded as an adjustment to additional paid in capital on our Condensed Consolidated Balance Sheet as of February 2, 2013.

On June 18, 2013, Sun Kellwood Finance and SCSF Finance assigned all title and interest in the note under the Sun Capital Loan Agreement to Sun Cardinal. Immediately following the assignment, Sun Cardinal contributed all outstanding principal and interest due under this note as of June 18, 2013 to the capital of VHC. As all parties were under common control of affiliates of Sun Capital at such time, this transaction resulted in a capital contribution of $72,932, which was recorded as an adjustment to VHC’s additional paid in capital on the Condensed Consolidated Balance Sheet at November 2, 2013.

Cerberus Term Loan Agreement

On October 19, 2011, Kellwood Company and certain of its domestic subsidiaries, as borrowers (the “Cerberus Borrowers”), entered into a Term Loan Agreement (the “Term Loan Agreement”) with Cerberus Business Finance, LLC (the “Agent”), as agent and the lenders from time to time party thereto. The Term Loan Agreement provided the Borrowers with a non-amortizing secured Cerberus Term Loan in an aggregate amount of $55,000 (the “Cerberus Term Loan”). The Cerberus Term Loan terminated at the earliest to occur of (a) October 19, 2015, (b) the date on which the Wells Fargo Facility (as defined above in Note 7, Financing Arrangements, to the Consolidated Financial Statements) has been paid in full and all commitments thereunder have been terminated or (c) 60 days prior to the scheduled December 31, 2014, maturity date of our 12.875% Notes (including any extensions thereof agreed to after October 19, 2011). All borrowings under the Cerberus Term Loan bore interest, from the date of the agreement until the effective date of the amendment described below at a rate per annum equal to an applicable margin (10.25% per annum for LIBOR Rate Loans (as defined in the Term Loan Agreement) and 7.75% for Reference Rate Loans (as defined in the Term Loan Agreement))

plus, at the Cerberus Borrowers’ election, LIBOR or a Reference Rate as defined in the Term Loan Agreement. The Cerberus Term Loan was secured by a security interest in substantially all of the assets of the Borrowers, principally consisting of accounts receivable, inventory and intellectual property, which security interest was contractually subordinated to security interests of the lenders under the Credit Agreement. The Term Loan Agreement contained certain customary representations, warranties, provisions and restrictions. The Term Loan Agreement required that the Borrowers maintain a fixed charge coverage ratio as of each fiscal quarter end prior to the effective date of the amendment described below of at least 1:1. The fixed charge ratio was defined as the ratio of Consolidated EBITDA (as defined in the December 31 amendment to the Term Loan Agreement as described below ) (with certain addbacks as defined in the amended Term Loan Agreement for certain restructuring charges, startup losses in newly developed brands, costs incurred in certain acquisitions, as well as certain other costs and charges) minus capital expenditures and certain distributions and management fees; to fixed charges, defined as consolidated net interest expense paid or payable in cash, scheduled principal payments on debt in cash and certain earnout payments paid in cash, excluding earnout payments related to the Vince brand for the 2011 fiscal year, up to a certain amount, calculated over the trailing four fiscal quarters. The Term Loan Agreement also required that the Cerberus Borrowers maintained a leverage ratio as defined in the Term Loan Agreement and ranging from 2.85:1-4.25:1 during the life of the Cerberus Term Loan prior to the effective date of the amendment described below. The leverage ratio was defined as the ratio of indebtedness secured by a lien on any collateral (including the debt under the Credit Agreement and Cerberus Term Loan, but excluding the debt under the Sun Term Loan Agreements (as defined below) and the 12.875% Notes), divided by Consolidated EBITDA (as defined in the December 31 amendment to the Cerberus Term Loan described below) for the trailing four fiscal quarters.

On January 26, 2012, Kellwood Company obtained a waiver to the Cerberus Term Loan until the end of the first quarter of fiscal 2012 (the “Waiver Period”), as it anticipated not being in compliance with the fixed charge coverage ratio and the leverage ratio covenants as of January 28, 2012. In conjunction with this waiver, Kellwood Company paid the Agent a $75 waiver fee and an affiliate of Sun Capital provided the Agent with a $10,000 letter of credit. The waiver required the parties to the Cerberus Term Loan to work in good faith during the Waiver Period to amend the financial covenants set forth in the Cerberus Term Loan at levels mutually acceptable to all parties.

On April 20, 2012 Kellwood Company entered into Consent and Amendment No. 1 to the Cerberus Term Loan. This amendment provided for the consent of the Cerberus Term Loan lenders to the additional term loans under the Sun Term Loan Agreement (as defined below), the release of the $10,000 letter of credit noted above and the delivery of audited fiscal 2011 financial statements within 97 days of fiscal year-end. This amendment increased the applicable margins for borrowings under the Cerberus Term Loan which bore interest from and after the effective date of the amendment at a rate per annum equal to an applicable margin (ranging from 10.75%-11.25% per annum for LIBOR Rate Loans (as defined in the Cerberus Term Loan) and 8.25%-8.75% for Reference Rate Loans (as defined in the Cerberus Term Loan) based on leverage and income tests under the Cerberus Term Loan) plus, at the Cerberus Borrowers’ election, LIBOR or a Reference Rate as defined in the Cerberus Term Loan. The amendment also provided for a portion of such interest equal to 1% per annum to be paid-in-kind and added to the principal amount of such term loans. The amendment also modified the financial covenant levels required to be maintained by the Cerberus Borrowers beginning with the second quarter of fiscal 2012 for each financial covenant. The Cerberus Term Loan, as amended, required that the Borrowers maintain a fixed charge coverage ratio as of each fiscal quarter end (beginning with the second quarter of fiscal 2012) ranging from 0.14:1-1.28:1 during the life of the Cerberus Term Loan. The Cerberus Term Loan, as amended, also required that the Cerberus Borrowers maintain a leverage ratio as defined in the Cerberus Term Loan and ranging from 2.44:1-7.77:1 during the life of the Cerberus Term Loan (beginning with the second quarter of fiscal 2012). The minimum fixed charge coverage ratios for the second, third and fourth quarters of fiscal 2012 were 0.14:1, 0.41:1 and 0.67:1, respectively. The minimum fixed charge coverage ratios for fiscal 2013 were 0.89:1, 1.24:1, 1.28:1, and 1.22:1 for the first through fourth quarters, respectively. The maximum leverage ratios for fiscal 2013 were 3.47:1, 358:1, 3.08:1, and 2.44:1 for the first through fourth quarters, respectively. At November 2, 2013 Kellwood Company was in compliance with all provisions of the amended Cerberus Term Loan.

On December 31, 2012, Kellwood Company amended the Cerberus Term Loan to obtain consent to the sale of the Royal Robbins business, to release Royal Robbins, LLC as a Borrower and/or Obligor under the Cerberus Term Loan, and to release the agent’s lien on the assets of Royal Robbins. This amendment required the prepayment of the obligations under the Cerberus Term Loan in an amount not less than $10,000 from a portion of the proceeds from the sale of Royal Robbins with the remaining funds to be remitted to the Wells Fargo Facility. This amendment also redefined the definition Consolidated EBITDA to allow for certain additional addbacks.

On May 3, 2013, Kellwood Company amended the Cerberus Term Loan in anticipation of not being in compliance with the fixed charge coverage ratio covenant during the 2013 fiscal year. This amendment modified the definition of the fixed charge coverage ratio to allow us to exclude certain types of capital expenditures in the calculation of the minimum fixed charge coverage ratio for the second, third, and fourth quarters of fiscal 2013, not to exceed $7,500 in total. Additionally, this amendment modified the minimum fixed charge coverage ratios for the second, third, and fourth quarters of fiscal 2013 to be 1.10:1, 1.175:1, and 1.25:1, respectively. On June 28, 2013, Cerberus and Kellwood Company entered into a consent to the Cerberus Term Loan with respect to Vince Holding Corp.’s incurrence of the Term G Loan under the Sun Term Loan B/C/D/E/F/G Agreement.

On November 27, 2013, in connection with the closing of the IPO and Restructuring Transactions, the Cerberus Term Loan was repaid with a portion of the proceeds from the repayment of the Kellwood Note Receivable.

Term A/B/C/D/E/F/G Obligations

On October 19, 2011, Kellwood Company and certain of its domestic subsidiaries, as borrowers (the “Sun Term Loan Borrowers”), affiliates of Sun Capital, as lenders, and Sun Kellwood Finance, as collateral agent, entered into (a) the Amended and Restated Term A Loan Agreement (the “Term A Loan Agreement”) and (b) the Third Amended and Restated Term Loan (the “Term B/C/D Loan Agreement”, and together with the Term A Loan Agreement, the “Sun Term Loan Agreements”).

The Term A Loan Agreement served to amend and restate in its entirety the Term Loan dated July 23, 2009, as previously amended (the “Prior Term A Agreement”) pursuant to which the lenders made certain Term A loans with an original principal amount of $12,168, the proceeds of which were used by the Sun Term Loan Borrowers to fund payment of the principal amounts outstanding, plus accrued and unpaid interest on the 7.875% 1999 Debentures due July 15, 2009 that were not tendered as part of the exchange offer for the 12.875% Notes.

The Term B/C/D Loan Agreement served to amend and restate in its entirety the Second Amended and Restated Term Loan dated as of August 5, 2011 (as amended, amended and restated, supplemented or otherwise modified from time to time prior to the date hereof, the “Prior Term B/C/D Agreement”) pursuant to which the lenders made certain (i) Term B loans with an original principal amount of $22,393 issued on January 4, 2011, the proceeds of which were used by the Sun Term Loan Borrowers solely to finance the acquisition of Rebecca Taylor, (ii) Term C loans with an original principal amount of $14,900 issued on March 18, 2011, the proceeds of which were used to fund working capital, capital expenditures and other general corporate purposes of the Sun Term Loan Borrowers and (iii) Term D loans with an original principal amount of $10,000 issued on August 5, 2011, the proceeds of which were used to fund all or any part of the purchase price or cost of design, construction, installation or improvement or lease of property (real or personal), plant or equipment (whether through the direct acquisition of such assets or the acquisition of capital stock of any person owning such assets) used in the business of the Sun Term Loan Borrowers.

The primary reason for entering into the Sun Term Loan Agreements was to conform the major non-economic terms of such agreements, including the representations, warranties and covenants, to those of the Credit Agreement and the Cerberus Term Loan. The Sun Term Loan Agreements were also amended to provide a termination date of the earlier of (i) January 19, 2017 or (ii) the date on which the Cerberus Term Loan has been terminated; provided that, if the Cerberus Term Loan was extended, the stated maturity date set forth in (i) above shall be extended by a period of the same duration. The Sun Term Loan Agreements were amended such that the Sun Term Loan Agreements bear interest at 10% per annum (or 12% per annum in the case of the Term E loans, the Term F loans and the Term G loans described below) that will be added to the principal amounts of the Sun Term Loans. If the availability under the Credit Agreement is not less than $45,000, Kellwood Company was permitted to pay interest at a rate of 5% per annum in cash with respect to the Term A, B, C and D Loans and at a rate of 6% per annum in cash with respect to the Term E, F, and G Loans. The Sun Term Loan Agreements were secured by a security interest in substantially all of the assets of the Sun Term Loan Borrowers, which security interest was contractually subordinated to the security interests of the lenders under the Credit Agreement and the Cerberus Term Loan. The Sun Term Loan Agreements contained certain customary representations, warranties, provisions and restrictions substantially similar to the Credit Agreement and Cerberus Term Loan.

On April 20, 2012, Kellwood Company entered into an amendment and restatement of each of the Sun Term Loan Agreements. The Term B/C/D Loan Agreement was amended and restated in order to (i) provide for new Term E loans with an original principal amount of $5,100, the proceeds of which were used to finance costs and expenses and earnout payments in respect of certain acquisitions consummated by the Borrowers prior to the date of the Term E loans, (ii) provide for new Term F loans with an original principal amount of $24,900, the proceeds of which were used to fund working capital, capital expenditures and other general corporate purposes of the Sun Term Loan Borrowers, and (iii) to conform to the changes made to the Credit Agreement and the Cerberus Term Loan. The primary reason for entering into the amendment and restatement of the Term A Loan Agreement was to conform to the changes made to the Credit Agreement, the Cerberus Term Loan and the Term B/C/D Loan Agreement. On June 28, 2013, Kellwood Company entered into an amendment and restatement of the Sun Term Loan B/C/D/E/F Agreement in order to (i) provide for new Term G loans with an original principal amount of $5,000, the proceeds of which were used to fund working capital, capital expenditures and other general corporate purposes of the Sun Term Loan Borrowers and (ii) to conform to the changes made to the Credit Agreement and the Cerberus Term Loan. The Term E loans, the Term F loans and the Term G loans bore interest at 12% per annum that was added to the principal amounts of such loans. If the availability under the Credit Agreement was not less than $45,000, Kellwood Company was permitted to pay interest at a rate of 6% per annum in cash. No cash interest has been paid on the Sun Term Loan Agreements.

On November 27, 2013, in connection with the closing of the IPO and Restructuring Transactions, the Sun Term Loan Agreements were discharged through (i) the application of a portion of the Kellwood Note Receivable proceeds and (ii) capital contributions by Sun Capital affiliates.

12.875% Notes

Interest on the 12.875% 2009 Debentures due December 31, 2014 of Kellwood Company (the “12.875% Notes”) was paid (a) in cash at a rate of 7.875% per annum payable in January and July; and (b) in the form of PIK interest at a rate of 5% per annum (“PIK Interest”) payable either by increasing the principal amount of the outstanding 12.875% Notes, or by issuing additional 12.875% Notes with a principal amount equal to the PIK Interest accrued for the interest period. The 12.875% Notes were guaranteed by various of Kellwood Company’s subsidiaries on a secured basis, which security interest was contractually subordinated to security interests of lenders under the Credit Agreement, the Cerberus Term Loan and the Sun Term Loan Agreements. The 12.875% Notes contained certain customary provisions that, among other things, limited the ability to incur additional indebtedness, make certain restricted payments, dispose of assets or redeem or repurchase capital stock or prepay subordinated indebtedness.

On November 27, 2013, in connection with the closing of the IPO and Restructuring Transactions, the 12.875% Notes were redeemed with a portion of the proceeds from the repayment of the Kellwood Note Receivable, at which time Vince, LLC was released as a guarantor of such indebtedness and the obligations under the related indenture were satisfied and discharged.

7.625% Notes

Interest on the 7.625% 1997 Debentures due October 15, 2017 of Kellwood Company (the “7.625% Notes”) is payable in April and October.

On November 27, 2013, in connection with the closing of the IPO and Restructuring Transactions, Kellwood Company commenced a tender offer for the 7.625% Notes. A portion of the proceeds from the repayment of the Kellwood Note Receivable were used to fund the tender offer, as discussed below.

Principal amounts of the notes payable and long-term debt outstanding at November 2, 2013 include the following:

	Outstanding Principal	Capitalized PIK Interest	Total	Less: Discount	Amount per Consolidated Balance Sheet
Cerberus Term Loan	$45,000	$778	$45,778	$—	$45,778
Term A Obligations	12,168	6,401	18,569	—	18,569
Term B Obligations	22,393	7,216	29,609	—	29,609
Term C Obligations	14,900	4,416	19,316	—	19,316
Term D Obligations	10,000	2,481	12,481	—	12,481
Term E Obligations	5,100	1,015	6,115	—	6,115
Term F Obligations	24,900	4,957	29,857	—	29,857
Term G Obligations	5,000	205	5,205	—	5,205
12.875% Notes	120,590	26,178	146,768	(2,304)	144,464
7.625% Notes	86,953	—	86,953	(7,494)	79,459
83.5% 2004 Convertible Debentures due June 15, 2034	200	14	214		214

Subtotal	$347,204	$53,661	$400,865	$(9,798)	391,067

Less: Current portion of long-term debt					(166,929)

Total long-term debt outstanding					$224,138

Principal amounts of the notes payable and long-term debt outstanding at February 2, 2013 include the following:

	Outstanding Principal	Capitalized PIK Interest	Total	Less: Discount	Amount per Consolidated Balance Sheet
Sun Promissory Notes	$300,000	$19,926	$319,926	$—	$319,926
Sun Capital Loan Agreement	69,485	2,023	71,508	—	71,508
Cerberus Term Loan	45,000	431	45,431	—	45,431
Term A Obligations	12,168	5,084	17,252	—	17,252
Term B Obligations	22,393	5,114	27,507	—	27,507
Term C Obligations	14,900	3,045	17,945	—	17,945
Term D Obligations	10,000	1,595	11,595	—	11,595
Term E Obligations	5,100	501	5,601	—	5,601
Term F Obligations	24,900	2,444	27,344	—	27,344
12.875% Notes	120,590	22,598	143,188	(3,810)	139,378
7.625% Notes	86,953	—	86,953	(8,899)	78,054
3.5% 2004 Convertible Debentures due June 15, 2034	200	11	211	—	211

Total long-term debt outstanding	$711,689	$62,772	$774,461	$(12,709)	$761,752

As discussed above and in connection with the IPO and the Restructuring Transactions, Kellwood Company, LLC refinanced, repaid or discharged or repurchased all indebtedness outstanding under the Cerberus Term Loan, the Sun Term Loan Agreements and the 12.875% Notes. Kellwood Company, LLC also amended and restated the Wells Fargo Facility on November 27, 2013 in order to, among other things, remove Vince, LLC as a guarantor of the related obligations. Additionally, Kellwood Company, LLC has completed a tender offer for all of the issued and outstanding 7.625% Notes. After giving effect to the final settlement of the tender offer on December 12, 2013, approximately $48.8 million in aggregate principal amount of the 7.625% Notes remain outstanding. Neither VHC, nor Vince Intermediate nor Vince, LLC are a guarantor or obligor of the 7.625% Notes.

Note 9. Inventory

Inventories of continuing operations consist of the following:

	November 2, 2013	February 2, 2013
Finished goods	$90,022	$71,588
Work in process	482	1,085
Raw materials	2,041	1,383

Total inventories, net	$92,545	$74,056

Note 10. Share-Based Compensation

Vince Holding Corp.

For the financial periods presented herein through November 2, 2013, Vince Holding Corp. did not have convertible equity or convertible debt securities, any of which could result in share-based compensation expense. In connection with the IPO, which closed on November 27, 2013, VHC assumed Kellwood Company’s remaining obligations under the 2010 Stock Option Plan of Kellwood Company (the “2010 Option Plan”) and all Kellwood Company stock options previously issued to Vince employees under such plan became options to acquire shares of VHC common stock. Additionally, VHC assumed Kellwood Company’s obligations with respect to the vested Kellwood Company stock options previously issued to Kellwood Company employees, which options were cancelled in exchange for shares of VHC common stock. Accordingly, option information presented below for Kellwood Company has been adjusted to account for the split of the Company’s common stock and applicable conversion to options to acquire shares of Vince Holding Corp. common stock.

Kellwood Company

Kellwood Company had convertible equity securities that result in recognition of share-based compensation expense. On June 30, 2010, the board of directors approved the 2010 Stock Option Plan. On November 21, 2013 and as discussed above, VHC assumed Kellwood Company’s remaining obligations under the 2010 Option Plan; provided, that none of the issued and outstanding options (after giving effect to such assumption and the stock split effected as part of the Restructuring Transactions, as described in Note 15, Subsequent Events, to the Condensed Consolidated Financial Statements) were exercisable until the consummation of the IPO. Additionally, prior to the consummation of the IPO and after giving effect to the assumption described in this paragraph, VHC and the Vince employees to whom options had been previously granted under the 2010 Option Plan, amended the related grant agreements to eliminate, effective as of the consummation of the IPO, restrictions on the exercisability of the subject employees vested options.

The options granted pursuant to the 2010 Option Plan (i) vest in five equal installments on the first, second, third, fourth, and fifth anniversary of the grant date, subject to the employee’s continued employment and, (ii) expire on the earlier of the tenth anniversary of the grant date or upon termination of employment by the company for cause.

A summary of stock option activity is as follows:

	Options (1)	Weighted Average Exercise Price
Outstanding at February 2, 2013	1,978,931	$4.09
Granted	736,529	$6.87
Exercised	(52,422)	$0.04
Forfeited or expired	(250,313)	$4.52

Outstanding at November 2, 2013	2,412,725	$4.98

Vested or expected to vest at November 2, 2013	739,150	$1.90
Exercisable at November 2, 2013	686,728	$2.04

(1)	Adjusted to give effect to (i) the assumption by VHC of options previously granted by Kellwood Company under the 2010 Option Plan and (ii) the 28.5177 for one stock split of VHC stock consummated as part of the IPO and Restructuring Transactions (See Note 15).

Share-based compensation expense which is reflected in selling, general and administrative expenses was $503 and $14 for the nine months ended November 2, 2013 and October 27, 2012, respectively.

Note 11. Earnings Per Share

The numerator for both basic and diluted earnings (loss) per share is Net loss. The denominator for basic and diluted earnings (loss) per share is the weighted-average number of shares of VHC common stock outstanding during the period after giving effect to the Restructuring Transactions, including the stock split described above and Note 15. There are no dilutive equity securities issued or outstanding. Refer to Note 15 Subsequent Events for discussion of the stock split approved by VHC’s board of directors and effected on November 27, 2013. Share information presented below has been adjusted for the stock split, but not for the 10,000,000 shares issued in the VHC IPO transaction on November 21, 2013.

The following is a reconciliation of basic shares to diluted:

	Three Months Ended		Nine Months Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Weighted-average shares—basic	26,228,605	26,211,130	26,216,956	26,211,130
Effect of dilutive equity securities—none	—	—	—	—

Weighted-average shares—diluted	26,228,605	26,211,130	26,216,956	26,211,130

At November 2, 2013 and February 2, 2013 there were no potential shares of VHC common stock (after giving effect to the Restructuring Transactions, including the aforementioned stock split) excluded from diluted earnings per share.

Note 12. Commitments and Contingencies

Environmental Considerations

We are subject to a variety of environmental laws and regulations governing discharges to air and water, the handling, storage and disposal of hazardous or solid waste materials and the remediation of contamination associated with releases of hazardous substances, including the Comprehensive Environmental Response, Compensation and Liability Act of 1980.

During the second quarter of fiscal 2012, Kellwood Company, a former subsidiary that was separated from VHC in the Restructuring Transactions, entered into a Consent Decree with the United States Environmental Protection Agency (“EPA”) and Missouri Department of Natural Resources (“MDNR”) to conduct cleanup initiatives for the decontamination of soil and groundwater located near a former metal fabrication plant in New Haven, MO. The agreement became effective August 24, 2012, and was entered into as settlement of a lawsuit filed against Kellwood Company by the EPA and MDNR. The lawsuit alleged that Kellwood Company inappropriately disposed of tetrachloroethylene (“PCE”) an industrial degreaser used to clean metal rods for tent poles, on the surrounding grounds and sewer system of a plant operated by American Recreation Products, a wholly owned subsidiary of Kellwood Company, between 1973 and 1985. Effective October 15, 2012, in accordance with the terms of the agreement, we posted a letter of credit payable to the EPA in the amount of $5,920 as a performance guarantee for the estimated cost of remediation work.

As of November 2, 2013 and February 2, 2013, we have recorded $9,610 and $9,604, respectively, for estimated capital costs and ongoing remedial activities at the New Haven site. This represents our best estimate of the discounted value of the total obligation using a discount rate of 3.0% for ongoing remediation activities, and rates ranging from 0.1% to 1.0% for activities expected to be completed during the next five years; provided that after giving effect to the Restructuring Transactions, VHC will have no ongoing obligations with respect to such site. We have projected undiscounted cash flows of $12,881, after adjusting for a 2.65% inflation rate. Our recorded liability differs from the performance guarantee required by the EPA primarily due to management’s use of a lower discount rate, as well as assumption of additional costs not reflected in the EPA’s estimate of remediation work. These additional costs include voluntary corrective actions implemented by Kellwood, as well as EPA oversight fees.

On November 27, 2013, in connection with the IPO and Restructuring Transactions, the non-Vince businesses, which include Kellwood Company, LLC, was separated from the Vince business, which includes Vince, LLC. The obligations associated with the environmental remediation described above were retained by Kellwood Company, LLC. VHC has no obligation associated with this matter.

Although we believe we are currently in material compliance with all of the various regulations applicable to our business, there can be no assurance that requirements will not change in the future or that we will not incur significant costs to comply with such requirements. We are currently not aware of any environmental matters which may have a material impact on our financial position, results of operations, or liquidity.

Tax Settlements

During the nine months ended November 2, 2013, Kellwood Company settled an ongoing income tax case with a local jurisdiction for a total of $6,616 (including interest). We began making payments on the settlement amount during the third quarter of 2013, which will be paid over a three year period and subject to interest of 7.5%. As of November 2, 2013, we had $1,769 of the settlement liability recorded within other accrued expenses for the short-term portion due. The remaining amount of our obligation is recorded within deferred income taxes and other.

On November 27, 2013, in connection with the IPO and Restructuring Transactions, the non-Vince businesses, which include Kellwood Company, LLC, was separated from the Vince business, which includes Vince, LLC. The obligations associated with the tax settlements described above were retained by Kellwood Company, LLC. VHC has no obligation associated with these settlements.

Litigation

We are currently party to various legal proceedings. While management currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse impact on our financial position, results of operations or cash flows, litigation is subject to inherent uncertainties.

Contingent Consideration for Certain Acquisitions

The Company has a deferred purchase price component related to the Rebecca Taylor acquisition. The amount of this contingent consideration will be determined based on the operating results of this business and the others factors outlined in the related contingent consideration agreement. After giving effect to the Restructuring Transactions, VHC has no obligation with respect to this contingent purchase price.

Note 13. Segment Financial Information

Prior to giving effect to the IPO and the Restructuring Transactions, VHC operated and managed its business by brand and has identified four reportable segments, as further described below:

•	Vince segment—consists of the specialty retail, wholesale, e-commerce, and licensing operations of our high-growth contemporary Vince brand.

•	American Recreational Products (“ARP”) segment—consists of our outdoor recreational equipment and apparel operations.

•	Juniors segment—consists of a collection of denim, dresses, and sportswear labels sold through wholesale distribution to retailers.

•	Moderate segment—consists of our moderately priced career and casual lifestyle brands sold through wholesale distribution to retailers.

After giving effect to the IPO and Restructuring Transactions which were consummated on November 27, 2013, VHC’s operations consist solely of those constituting the Vince segment.

Performance results of our remaining operating segments have been combined in Other, as none of these brands individually meet the quantitative thresholds for disclosure as a reportable segment. Segment performance is evaluated based on Adjusted EBITDA, defined as net earnings from continuing operations before interest expense, provision for income taxes, depreciation, amortization, long-lived asset impairment losses, fair value adjustments to contingent consideration obligations, restructuring charges, environmental remediation costs, gain on acquisitions, gain on debt extinguishment, and other non-recurring charges. Although impairment losses and adjustments to contingent consideration liabilities relate to specific brands, they are excluded from the Adjusted EBITDA of our operating segments as these measures can fluctuate significantly year over year and are not considered to be primary measures of segment performance.

Unallocated corporate expenses are comprised of selling, general, and administrative expenses attributable to corporate and administrative activities, and other charges that are not directly attributable to our operating segments. There were no inter-segment sales or transfers for the periods presented below. Summary information for our operating segments is presented below:

	Three Months Ended		Nine Months Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Net Sales
Vince	$85,755	$76,990	$200,412	$167,521
ARP	21,919	21,236	73,191	73,531
Juniors	52,959	47,112	163,534	136,962
Moderate	23,354	23,915	55,536	62,424
Other	29,961	34,102	85,242	82,362

Total net sales	$213,948	$203,355	$577,915	$522,800

Adjusted EBITDA
Vince	$18,157	$15,905	$35,648	$29,486
ARP	(1,464)	(2,205)	(1,992)	(2,413)
Juniors	2,852	4,553	12,236	7,666
Moderate	1,339	2,749	2,171	1,746
Other	1,847	4,216	5,639	6,963

Segment adjusted EBITDA	22,731	25,218	53,702	43,448
Unallocated corporate expense	(6,454)	(7,420)	(21,603)	(23,334)
Interest expense, net	(14,762)	(23,773)	(58,433)	(97,924)
Depreciation	(1,478)	(1,278)	(4,100)	(4,183)
Amortization of intangible assets	(474)	(475)	(1,424)	(1,425)
Restructuring, environmental and other charges	(68)	(557)	(895)	(2,821)
Impairment of long-lived assets (excluding goodwill)	(933)	(8)	(933)	(725)
Change in fair value of contingent consideration	—	—	54	4,507

Loss from continuing operations before income taxes	$(1,438)	$(8,293)	$(33,632)	$(82,457)

	November 2, 2013	February 2, 2013
Total Assets
Vince	$271,288	$241,008
ARP	53,235	61,781
Juniors	60,315	49,453
Moderate	22,364	15,316
Other	48,525	49,777

Total assets of segments	455,727	417,335
Unallocated corporate	14,347	16,403
Discontinued operations	177	8,386

Total assets	$470,251	$442,124

Note 14. Related Party Transactions

Vince Earnout Agreement

In connection with the acquisition of the Vince business, Kellwood Company entered into an agreement with CRL Group providing for contingent earnout payments as additional cash purchase consideration based upon the achievement of specified performance targets. Rea Laccone, former Chief Executive Officer and Chief

Creative Officer of the Vince brand, is a member of the CRL Group. The agreement provided for the payment of contingent annual earnout payments to CRL Group for five periods between 2007 and 2011, as well as a cumulative contingent payment at the end of the agreement period. All consideration was recorded as an adjustment to the goodwill balance of our Vince segment in the fiscal year it was earned. See Note 5 to the Condensed Consolidated Financial Statements for a rollforward of goodwill balances by segment.

Certain Indebtedness to affiliates of Sun Capital

We had substantial indebtedness owed to affiliates of Sun Capital after giving effect to the acquisition of Kellwood Company by affiliates of Sun Capital Partners, Inc. in February 2008. Our debt obligations to affiliates of Sun Capital under the Sun Promissory Notes, Sun Capital Loan Agreement, and Sun Term Loan Agreements (as defined in Note 8, Long-term debt, to Condensed Consolidated Financial Statements) totaled $121,152 and $498,678 as of November 2, 2013 and February 2, 2013, respectively. These obligations were reported within long-term debt on the Condensed Consolidated Balance Sheets as of the respective periods and are comprised of both principal and capitalized PIK interest. See Note 8 for additional discussion on the terms of each agreement.

On December 28, 2012, Sun Kellwood Finance waived all interest capitalized and accrued under the Sun Promissory notes prior to July 19, 2012. Additionally, Sun Kellwood Finance and SCSF Finance waived all interest capitalized and accrued under the Sun Capital Loan Agreement prior to July 19, 2012. As all parties were under the common control of affiliates of Sun Capital, both transactions resulted in capital contributions of $270,852 and $18,249 for the Sun Promissory Notes and Sun Capital Loan Agreement, respectively. The capital contributions were recorded as adjustments to additional paid in capital on our Consolidated Balance Sheet as of February 2, 2013. These transactions had no significant income tax consequences.

On June 18, 2013, Sun Kellwood Finance and SCSF Finance assigned all title and interest in both the Sun Promissory Notes and note under our Sun Capital Loan Agreement to Sun Cardinal, LLC. Immediately following the assignment of these notes, Sun Cardinal contributed all outstanding principal and interest due under these notes as of June 18, 2013 to the capital of Vince Holding Corp. As all parties were under the common control of Sun Capital at such time, these transactions were recorded in the second quarter of fiscal 2013 as increases to Vince Holding Corp.’s additional paid in capital in the amounts of $334,595 and $72,932 for the Sun Promissory Notes and Sun Capital Loan Agreement, respectively. See Note 8 to the Condensed Consolidated Financial Statements.

On November 27, 2013, in connection with the closing of the IPO and Restructuring Transactions, debt obligations to affiliates of Sun Capital under the Sun Promissory Notes, Sun Capital Loan Agreement, and Sun Term Loan Agreements were discharged through (i) the application of a portion of the Kellwood Note Receivable proceeds and (ii) capital contributions by Sun Capital affiliates.

Management Fees and other Sun Capital arrangements

In connection with the acquisition of Kellwood Company by affiliates of Sun Capital in 2008, Sun Capital Partners Management V, LLC., an affiliate of Sun Capital, entered into a Management Services Agreement with Kellwood Company. Under this agreement, Sun Capital Management provided Kellwood Company with consulting and advisory services, including services relating to financing alternatives, financial reporting, accounting and management information systems. In exchange, Kellwood Company reimbursed Sun Capital Management for reasonable out-of-pocket expenses incurred in connection with providing consulting and advisory services, additional and customary and reasonable fees for management consulting services provided in connection with corporate events, and also paid an annual management fee equal to $2,200 which was prepaid in equal quarterly installments. We reported $1,810 and $1,850 for management fees to Sun Capital in other expense, net, in the Condensed Consolidated Statements of Operations for the first nine months of fiscal 2013 and fiscal 2012, respectively.

Upon the consummation of certain corporate events involving Kellwood Company or its direct or indirect subsidiaries, Kellwood Company was required to pay Sun Capital Management a transaction fee in an amount equal to 1% of the aggregate consideration paid to or by Kellwood Company and any of its direct or indirect subsidiaries or stockholders. We incurred no material transaction fees payable to Sun Capital Management during all periods presented on the Condensed Consolidated Statement of Operations. We reported $971 and $926 for outstanding transaction fees within deferred income taxes and other on the Condensed Consolidated Balance Sheets as of November 2, 2013 and February 2, 2013, respectively.

On November 27, 2013, in connection with the closing of the IPO and Restructuring Transactions, Sun Capital Management was paid a restructuring fee of $3,300. Additionally, VHC entered into an agreement with Sun Capital Management to reimburse Sun Capital Management or any of its affiliates providing consulting services under the agreement for out-of-pocket expenses incurred providing consulting services in lieu of a management services agreement.

Debt Recovery Bonus

On November 27, 2013, in connection with the closing of the IPO and Restructuring Transactions, Kellwood Company paid a debt recovery bonus of $6,000 to our Chief Executive Officer in accordance with the terms of her employment agreement.

Shared Services Agreement

On November 27, 2013, in connection with the closing of the IPO and Restructuring Transactions, Vince, LLC entered into the Shared Services Agreement with Kellwood Company, LLC pursuant to which Kellwood Company, LLC provides support services to Vince, LLC in various operational areas including, among other things, distribution, logistics, information technology, accounts payable, credit and collections, and payroll and benefits.

Tax Receivable Agreement

The Company entered into the Tax Receivable Agreement with the Pre-IPO Stockholders. The Tax Receivable Agreement provides for payments to the Pre-IPO Stockholders in an amount equal to 85% of the aggregate reduction in taxes payable realized by the Company and its subsidiaries from the utilization of certain tax benefits (including net operating losses and tax credits generated prior to the IPO and certain section 197 intangible deductions).

Note 15. Subsequent Events

Initial Public Offering

On November 27, 2013, VHC completed an initial public offering of 10,000,000 shares of VHC common stock at a public offering price of $20.00 per share. The selling stockholders in the offering sold an additional 1,500,000 shares of VHC common stock to the underwriters in the initial public offering. VHC received net proceeds of $177 million, after deducting underwriting discounts, commissions and estimated offering expenses from its sale of shares in the initial public offering. The Company retained approximately $5 million of such proceeds for general corporate purposes and used the remaining net proceeds, together with net borrowings under the new term loan facility to repay a promissory note (“the Kellwood Note Receivable”) issued to Kellwood Company, LLC in connection with the Restructuring Transactions which occurred immediately prior to the consummation of the IPO. Proceeds from the repayment of the Kellwood Note Receivable were used to repay or discharge certain existing debt of Kellwood Company.

Stock split

In connection with the IPO, VHC’s board of directors approved the conversion of all non-voting common stock into voting common stock on a one for one basis, and a 28.5177 for one split of its common stock. Accordingly, all references to share and per share information in all periods presented have been adjusted to reflect the stock split. The par value per share of common stock was changed to $0.01 per share.

Restructuring Transactions

The following transactions were consummated as part of the Restructuring Transactions:

•	Affiliates of Sun Capital contributed certain indebtedness under the Sun Term Loan Agreements as a capital contribution to Vince Holding Corp., (the “Additional Sun Capital Contribution”);

•	Vince Holding Corp. contributed such indebtedness to Kellwood Company as a capital contribution, at which time such indebtedness was cancelled;

•	Vince Intermediate Holding, LLC was formed and became a direct subsidiary of Vince Holding Corp.;

•	Kellwood Company, LLC (which was converted from Kellwood Company in connection with the IPO Restructuring Transactions) was contributed to Vince Intermediate Holding, LLC;

•	Vince Holding Corp. and Vince Intermediate Holding, LLC entered into the Transfer Agreement with Kellwood Company, LLC;

•	Kellwood Company, LLC distributed 100% of Vince, LLC’s membership interests to Vince Intermediate Holding, LLC, who issued the Kellwood Note Receivable to Kellwood Company, LLC. Proceeds from the repayment of the Kellwood Note Receivable were used to, among other things, repay, discharge or repurchase indebtedness of Kellwood Company, LLC;

•	Kellwood Holding, LLC was formed by Vince Intermediate Holding, LLC and Vince Intermediate Holding, LLC, through a series of steps, contributed 100% of the membership interests of Kellwood Company, LLC to Kellwood Intermediate Holding, LLC (which was formed as a wholly-owned subsidiary of Kellwood Holding, LLC);

•	100% of the membership interests of Kellwood Holding, LLC was distributed to the Pre-IPO Stockholders;

•	Vince Holding Corp. entered into the Tax Receivable Agreement with the Pre-IPO Stockholders;

•	Vince, LLC entered into the Shared Services Agreement with Kellwood Company, LLC; and

•	the conversion of all of our issued and outstanding non-voting common stock into common stock on a one-for-one basis and the subsequent stock split of our common stock on a 28.5177 for one basis, at which time Apparel Holding Corp. became Vince Holding Corp.

As a result of the IPO and Restructuring Transactions, the non-Vince businesses were separated from the Vince business, and the Pre-IPO Stockholders (through their ownership of Kellwood Holding, LLC) retained the full ownership and control of the non-Vince businesses. The Vince business is now the sole operating business of Vince Holding Corp., with the Pre-IPO stockholders retaining approximately a 68% ownership (calculated immediately after consummation of the IPO).

Immediately after the consummation of the IPO and as described below, Vince Holding Corp. contributed the net proceeds from the IPO to Vince Intermediate Holding, LLC. Vince Intermediate Holding, LLC used such proceeds, less $5 million retained for general corporate purposes, and approximately $169.5 million of net borrowings under its new term loan to immediately repay the Kellwood Note Receivable. There was no outstanding balance on the Kellwood Note Receivable after giving effect to such repayment. Proceeds from the repayment of the Kellwood Note Receivable were used to (i) repay, discharge or repurchase indebtedness of

Kellwood Company, LLC in connection with the closing of the IPO (including $9.1 million of accrued and unpaid interest on such indebtedness), and (ii) pay (A) the restructuring fee payable to Sun Capital Management and (B) the debt recovery bonus payable to our Chief Executive Officer, all after giving effect to the Additional Sun Capital Contribution. The Kellwood Note Receivable did not include amounts outstanding under the Wells Fargo Facility. Kellwood Company, LLC refinanced the Wells Fargo Facility in connection with the consummation of the IPO. Neither Vince Holding Corp. nor Vince, LLC guarantee or are a borrower party to the refinanced credit facility.

Kellwood Company, LLC used the proceeds from the repayment of the Kellwood Note Receivable to, after giving effect to the Additional Sun Capital Contribution, (i) repay, at closing, all indebtedness outstanding under (A) the Cerberus Term Loan and (B) the Sun Term Loan Agreements, (ii) redeem at par all of the 12.875% Notes, pursuant to an unconditional redemption notice issued at the closing of the IPO, plus, with respect to clauses (i) and (ii), fees, expenses and accrued and unpaid interest thereon, (iii) pay a restructuring fee equal to $3.3 million to Sun Capital Management pursuant to the Management Services Agreement, and (iv) pay a debt recovery bonus to our Chief Executive Officer.

In addition, Kellwood Company conducted a tender offer for all of its outstanding 7.625% Notes, at par plus accrued and unpaid interest thereon, using proceeds from the repayment of the Kellwood Note Receivable. On November 27, 2013, in connection with the closing of the IPO and as an early settlement of the tender offer, Kellwood Company, LLC accepted for purchase (and cancelled) approximately $33.5 million in aggregate principal amount of the 7.625% Notes. On December 12, 2013, as part of the final settlement of the tender offer, Kellwood Company, LLC accepted for purchase (and cancelled) an additional approximately $4.7 million in aggregate principal amount of the 7.625% Notes. After giving effect to these settlements, approximately $48.8 million of the 7.625% Notes remain issued and outstanding; provided, that neither VHC, nor Vince Intermediate nor Vince, LLC are a guarantor or obligor of such notes.

In addition, Kellwood Company, LLC refinanced the Wells Fargo Facility, to among other things, remove Vince, LLC as an obligor thereunder.

After completion of these various transactions (including the Additional Sun Capital Contribution) and payments and application of the net proceeds from the repayment of the Kellwood Note Receivable, Vince, LLC’s obligations under the Wells Fargo Facility, the Cerberus Term Loan, the Sun Term Loan Agreements and the 12.875% Notes were terminated or discharged. Neither VHC nor Vince, LLC is a guarantor or obligor of the 7.625% Notes. Thereafter, VHC is not responsible for the obligations described above and the only outstanding obligations of Vince Holding Corp. and its subsidiaries immediately after the consummation of the IPO is $175 million outstanding under our new term loan facility.

PART I—FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

a) Management’s Discussion and Analysis of Financial Condition and Results of Operations of Vince Holding Corp. (previously known as Apparel Holding Corp. and subsidiaries and includes both the non-Vince and Vince businesses, unless otherwise indicated)

The following discussion of Vince Holding Corp.’s financial condition and results of operations should be read together with the condensed consolidated financial statements and related notes of Vince Holding Corp. included elsewhere in this document. As used in this section, unless the context requires otherwise, “Vince Holding Corp.” refers to Vince Holding Corp. and its consolidated subsidiaries prior to giving effect to the IPO and Restructuring Transactions, and “Kellwood” refers to Kellwood Holding, LLC and its consolidated subsidiaries (including Kellwood Company, LLC) after giving effect to the IPO and Restructuring Transactions.

The businesses of Vince Holding Corp. described in this section represent its various operations, including the Vince and non-Vince businesses prior to giving effect to the IPO and the Restructuring Transactions. The operations of VHC consist solely of the Vince business after giving effect to the Restructuring Transactions and the IPO, which occurred on November 27, 2013. The non-Vince businesses are owned solely by the Pre-IPO Stockholders effective as of November 27, 2013. For a discussion and analysis of the financial information relating solely to the Vince business, please see “Supplemental Management’s Discussion and Analysis of Financial Condition and Results of Operations of Vince, LLC” of Item 2(b) of this Form 10-Q.

Results of Continuing Operations

The following tables summarize key components of Vince Holding Corp.’s results of continuing operations, prior to the IPO and Restructuring Transactions, for the periods indicated, both in dollars and as a percentage of its net sales (unaudited):

	Three Months Ended				Nine Months Ended
	November 2, 2013		October 27, 2012		November 2, 2013		October 27, 2012
(In thousands, except percentages)
Statement of Operations Data:
Net sales	$213,948	100.0%	$203,355	100.0%	$577,915	100.0%	$522,800	100.0%
Cost of products sold	145,426	68.0	140,440	69.1	401,457	69.5	375,733	71.9

Gross Profit	68,522	32.0	62,915	30.9	176,458	30.5	147,067	28.1
Operating expenses:
Selling, general and administrative expenses	53,109	24.8	45,786	22.5	146,612	25.4	129,312	24.7
Amortization of intangible assets	474	0.2	475	0.2	1,424	0.2	1,425	0.3
Restructuring, environmental remediation and other charges	68	—	557	0.3	895	0.1	2,821	0.5
Impairment of long-lived assets (excluding goodwill)	933	0.5	8	—	933	0.2	725	0.1
Change in fair value of contingent consideration	—	—	—	—	(54)	—	(4,507)	(0.8)

Total operating expenses	54,584	25.5	46,826	23.0	149,810	25.9	129,776	24.8

Income from operations	13,938	6.5	16,089	7.9	26,648	4.6	17,291	3.3
Interest expense, net	14,762	6.9	23,773	11.7	58,433	10.1	97,924	18.8
Other expense, net	614	0.3	609	0.3	1,847	0.3	1,824	0.3

Loss before income taxes	(1,438)	(0.7)	(8,293)	(4.1)	(33,632)	(5.8)	(82,457)	(15.8)
Provision (benefit) for income taxes	1,015	0.4	(58)	—	3,694	0.6	2,187	0.4

Net loss from continuing operations	(2,453)	(1.1)	(8,235)	(4.1)	(37,326)	(6.4)	(84,644)	16.2
Net (loss) income from discontinued operations	94	—	(6,660)	(3.2)	9,324	1.6	(11,458)	2.2

Net loss	$(2,359)	1.1%	$(14,895)	(7.3)%	$(28,002)	4.8%	$(96,102)	18.4%

Basic and diluted earnings per share (1):
Net loss from continuing operations	$(0.09)		$(0.32)		$(1.42)		$(3.23)
Net (loss) income from discontinued operations	—		(0.25)		0.35		(0.44)

Net loss	$(0.09)		$(0.57)		$(1.07)		$(3.67)

(1)	In connection with the IPO, VHC’s board of directors approved the conversion of all non-voting common stock into voting common stock on a one for one basis, and a 28.5177 for one split of its common stock. Accordingly, all references to share and per share information in all periods presented have been adjusted to reflect the stock split.

Non-GAAP Reconciliations

The table below presents a reconciliation of Adjusted EBITDA to net income based on our statements of operations for each of the periods indicated. The presentation of Adjusted EBITDA is intended to supplement the understanding of VHC’s operating performance. This non-GAAP financial measure is not intended to be a performance measure that should be regarded as an alternative to, or more meaningful than, GAAP measures and may not be comparable to similarly titled measures presented by other companies. Management believes Adjusted EBITDA assists in comparing performance over various reporting periods and against peers on a consistent basis because it removes from operating results the impact of items that do not reflect our core operating performance.

	Three Months Ended		Nine Months Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
(in thousands)
Adjusted EBITDA
Vince	$21,333	$19,853	$42,835	$35,113
ARP	(1,464)	(2,205)	(1,992)	(2,413)
Juniors	2,852	4,553	12,236	7,666
Moderate	1,339	2,749	2,171	1,746
Other	1,847	4,216	5,639	6,963

Segment Adjusted EBITDA	25,907	29,166	60,889	49,075
Unallocated corporate Adjusted EBITDA	(6,454)	(7,420)	(21,603)	(23,334)
Interest expense, net	(14,762)	(23,773)	(58,433)	(97,924)
Depreciation	(1,478)	(1,278)	(4,100)	(4,183)
Amortization of intangible assets	(474)	(475)	(1,424)	(1,425)
Restructuring, environmental and other charges	(68)	(557)	(895)	(2,821)
Impairment of long-lived assets (excluding goodwill)	(933)	(8)	(933)	(725)
Change in fair value of contingent consideration	—	—	54	4,507
Public company transition costs (a)	(3,176)	(3,948)	(7,187)	(5,627)

Loss from continuing operations before income taxes	$(1,438)	$(8,293)	$(33,632)	$(82,457)

(a)	Adjusted EBITDA does not include the impact of public company transition costs and certain one-time costs of $3.2 million and $7.2 million for the three and nine months ended November 2, 2013, respectively, and $3.9 million and $5.6 million for the three and nine months ended October 27, 2012. These costs include charges that are directly attributable to the IPO, incremental costs for external legal counsel and consulting fees incurred to effect the Restructuring Transactions and other one-time costs. These charges are excluded due to their non-recurring nature and ability to impact comparability to other periods.

Three Months Ended November 2, 2013 Compared to Three Months ended October 27, 2012

Net sales for continuing operations for Vince Holding Corp. for the three months ended November 2, 2013 were $213.9 million, increasing $10.5 million, or 5.2%, versus $203.4 million for the three months ended October 27, 2012. The increase in net sales is primarily due to higher net sales within our Vince and Juniors segments, partially offset by lower net sales in our other segments.

Segment Adjusted EBITDA for the three months ended November 2, 2013 was $25.9 million, decreasing $3.3 million, or 11.3%, versus $29.2 million for the three months ended October 27, 2012. The decrease in Segment Adjusted EBITDA was due to lower Segment Adjusted EBITDA in our Juniors, Moderate and Other segments, offset by higher Segment Adjusted EBITDA in our Vince segment.

Segment Results of Operations

	Net Sales by Segment		Segment Adjusted EBITDA
	Three Months Ended		Three Months Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
(In thousands)
Net Sales by Segment
Vince	$85,755	$76,990	$21,333	$19,853
ARP	21,919	21,236	(1,464)	(2,205)
Juniors	52,959	47,112	2,852	4,553
Moderate	23,354	23,915	1,339	2,749
Other	29,961	34,102	1,847	4,216

Total	$213,948	$203,355	$25,907	$29,166

Vince. Net sales from the Vince segment (which has been operated through Vince, LLC since September 2012) increased $8.8 million, or 11.4%, to $85.8 million in the three months ended November 2, 2013 from $77.0 million in the three months ended October 27, 2012 due to additional volume at existing as well as new wholesale partners, as well as an increase in the number of retail stores and increased productivity at existing retail stores. The overall increase in net sales was driven primarily by the strength of existing product lines, successful introduction of new products and the increasing recognition of the Vince brand name.

Segment Adjusted EBITDA from the Vince segment increased $1.4 million, or 7.0%, to $21.3 million in the three months ended November 2, 2013 from $19.9 million in the three months ended October 27, 2012 due to the increase in net sales noted above, partially offset by higher corporate and marketing expenses to support the growth of the brand.

ARP. Net sales from the ARP segment increased $0.7 million, or 3.3% to $21.9 million in the three months ended November 2, 2013 from $21.2 million in the three months ended October 27, 2012, driven by a shift in the timing of product shipments into the third quarter of fiscal 2013.

Segment Adjusted EBITDA from the ARP segment increased $0.7 million, or 31.8%, to $(1.5) million in the three months ended November 2, 2013 from $(2.2) million in the three months ended October 27, 2012, driven by a shift in the timing of product shipments into the third quarter of fiscal 2013 noted above.

Juniors. Net sales from the Juniors segment increased $5.9 million, or 12.5% to $53.0 million in the three months ended November 2, 2013 from $47.1 million in the three months ended October 27, 2012 primarily due to increased private label program orders from wholesale partners, as well an increase in the number of wholesale doors distributing our products and sales related to its licensed XOXO product.

Segment Adjusted EBITDA from the Juniors segment decreased $1.7 million, or 37.0%, to $2.9 million in the three months ended November 2, 2013 from $4.6 million in the three months ended October 27, 2012 primarily due to increased, higher margin net sales offset by an increase in compensation expenses.

Moderate. Net sales from the Moderate segment decreased $0.5 million, or 2.1%, to $23.4 million in the three months ended November 2, 2013 from $23.9 million in the three months ended October 27, 2012 due to reduced orders from wholesale partners. The moderate segment has been and continues to be a declining source of sales as retailers expand their private label offerings.

Segment Adjusted EBITDA from the Moderate segment decreased $1.4 million, or 51.9%, to $1.3 million in the three months ended November 2, 2013 from $2.7 million in the three months ended October 27, 2012 due to lower net sales coupled with a decline in gross margin rates.

Other. Net revenue from the Other segment decreased $4.1 million, or 12.0%, to $30.0 million for the three months ended November 2, 2013 from $34.1 million in the three months ended October 27, 2012 due primarily to a reduction in orders from a certain wholesale partner as it continued to refine its out-sourced strategy for its private label brands, coupled with a decrease in revenue related to the David Meister dress business.

Segment Adjusted EBITDA from the Other segment decreased $2.4 million, or 57.1%, to $1.8 million for the three months ended November 2, 2013 from $4.2 million in the three months ended October 27, 2012 due to lower sales and a decline in margin rate related to the David Meister dress business as well as increased design, compensation, and advertising expenses at Rebecca Taylor to continue to grow the business.

Gross profit/gross margin for continuing operations for the three months ended November 2, 2013, increased 110 basis points to 32.0% from 30.9% in the three months ended October 27, 2012. The increase in gross margin is driven primarily by a higher percentage of our sales coming from the Vince segment, which generally recognizes higher margins.

Selling, general and administrative expense (“SG&A”) for continuing operations in the three months ended November 2, 2013 was $53.1 million, or 24.8% of net sales, increasing $7.3 million, or 15.9%, compared to $45.8 million, or 22.5%, of net sales in the three months ended October 27, 2012. The increase in SG&A expense is primarily in the Vince segment and is due to i) increased compensation expense of $1.5 million related to hiring and retaining certain key employees, ii) increased occupancy and depreciation expense of $2.3 million due primarily to new retail store openings, and iii) increased design, development and marketing expenses of $0.6 million to support Vince’s brand awareness growth efforts and the opening of new retail stores. Other increases in SG&A include higher compensation expenses within the Juniors and other segments during the three months ended November 2, 2013 as compared to the three months ended October 27, 2012.

Amortization of intangible assets for continuing operations for the three months ended November 2, 2013 and for the three months ended October 27, 2012 remained unchanged at $0.5 million.

Restructuring, environmental remediation and other charges for continuing operations for the three months ended November 2, 2013 were $0.1 million, decreasing $0.5 million, or 83.3%, from $0.6 million in the three months ended October 27, 2012 for the reasons set forth below in “—Impairment, Restructuring, Environmental Remediation and Other Charges.”

Impairment of long-lived assets (excluding goodwill) was $1.0 million during the three months ended November 2, 2013 due to the impairment of a trademark in our ARP segment, part of the non-Vince businesses, as compared to no impairments on long-lived assets of its continuing operations during the three months ended October 27, 2012.

Interest expense, net for the three months ended November 2, 2013 was $14.8 million, a decrease of $9.0 million, or 37.8%, compared to $23.8 million in the three months ended October 27, 2012. The decrease is due primarily to lower average outstanding debt balances during the three months ended November 2, 2013 as compared to the three months ended October 27, 2012, primarily due to the Sun Capital Contribution of $407.5 million on June 18, 2013, as further described below.

Other expense, net for continuing operations remained consistent at $0.6 million for the three months ended November 2, 2013 and October 27, 2012.

Provision for income taxes. Vince Holding Corp.’s effective tax rate on pretax earnings for continuing operations for the three months ended November 2, 2013 and the three months ended October 27, 2012 were (70.6%) and 0.7%, respectively. The rate for the period ending November 2, 2013 differs from the U.S. statutory rate of 35% primarily due to the incurrence of additional valuation allowances and nondeductible transaction costs associated with the IPO. The rate for the period ending October 27, 2012 differs from the U.S. statutory rate of 35% primarily due to nondeductible interest.

Net (loss) income from discontinued operations. There was $0.1 million of income for the three months ended November 2, 2013 compared to a loss of $6.7 million for the three months ended October 27, 2012. During the three months ended October 27, 2012 the Zobha, Phat Licensing, Royal Robbins and Baby Phat Wholesale businesses, part of the non-Vince businesses, were all still in operation.

Nine Months Ended November 2, 2013 Compared to Nine Months ended October 27, 2012

Net sales for continuing operations for Vince Holding Corp. for the nine months ended November 2, 2013 were $577.9 million, increasing $55.1 million, or 10.5%, versus $522.8 million for the nine months ended October 27, 2012. The increase in sales compared to the prior year is primarily due to increased sales within our Vince and Juniors segments.

Segment Adjusted EBITDA for the nine months ended November 2, 2013 was $60.9 million, increasing $11.8 million, or 24.0%, versus $49.1 million for the nine months ended October 27, 2012. The increase in Segment Adjusted EBITDA was due to increased EBITDA in our Vince and Juniors segments.

Segment Results of Operations

	Net Sales by Segment		Segment Adjusted EBITDA
	Nine Months Ended		Nine Months Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
(In thousands)
Net Sales by Segment
Vince	$200,412	$167,521	$42,835	$35,113
ARP	73,191	73,531	(1,992)	(2,413)
Juniors	163,534	136,962	12,236	7,666
Moderate	55,536	62,424	2,171	1,746
Other	85,242	82,362	5,639	6,963

Total	$577,915	$522,800	$60,889	$49,075

Vince. Net sales from the Vince segment (which has been operated through Vince, LLC since September 2012) increased $32.9 million, or 19.6%, to $200.4 million in the nine months ended November 2, 2013 from $167.5 million in the nine months ended October 27, 2012 due to additional volume at existing as well as new wholesale partners, as well as an increase in the number of retail stores and increased productivity at existing retail stores. The overall increase in net sales was driven primarily by the strength of existing product lines, successful introduction of new products and the increasing recognition of the Vince brand name.

Segment Adjusted EBITDA from the Vince segment increased $7.7 million, or 21.9%, to $42.8 million in the nine months ended November 2, 2013 from $35.1 million in the nine months ended October 27, 2012 due primarily to the increase in net sales noted above, partially offset by higher corporate and marketing expenses to support the growth of the brand.

ARP. Net sales from the ARP segment decreased $0.3 million, or 0.4%, to $73.2 million in the nine months ended November 2, 2013 from $73.5 million in the nine months ended October 27, 2012.

Segment Adjusted EBITDA from the ARP segment increased $0.4 million, or 16.7%, to $(2.0) million in the nine months ended November 2, 2013 from $(2.4) million in the nine months ended October 27, 2012 due to decreased spending for samples, marketing and advertising.

Juniors. Net sales from the Juniors segment increased $26.5 million, or 19.3%, to $163.5 million in the nine months ended November 2, 2013 from $137.0 million in the nine months ended October 27, 2012 primarily due to increased private label program orders from wholesale partners, as well an increase in the number of wholesale doors distributing our products and sales related to its licensed XOXO product.

Segment Adjusted EBITDA from the Juniors segment increased $4.5 million, or 58.4%, to $12.2 million in the nine months ended November 2, 2013 from $7.7 million in the nine months ended October 27, 2012 primarily due to increased, higher margin net sales coupled with a reduction in advertising expenses.

Moderate. Net sales from the Moderate segment decreased $6.9 million, or 11.1%, to $55.5 million in the nine months ended November 2, 2013 from $62.4 million in the nine months ended October 27, 2012 due to reduced orders from wholesale partners. The moderate segment has been and continues to be a declining source of sales as retailers expand their private label offerings.

Segment Adjusted EBITDA from the Moderate segment increased $0.5 million, or 29.4%, to $2.2 million in the nine months ended November 2, 2013 from $1.7 million in the nine months ended October 27, 2012 due to improved gross margin rates and expense reductions in design expenses.

Other. Net revenue from the Other segment increased $2.8 million, or 3.4%, to $85.2 million for the nine months ended November 2, 2013 from $82.4 million in the nine months ended October 27, 2012 due primarily to additional orders from a certain wholesale partner as it continued to implement an out-sourced strategy for its private label brands, as well as growth at Rebecca Taylor and the addition of a new value program with a certain wholesale partner. This was partially offset by a decrease in revenue related to the David Meister dress business.

Segment Adjusted EBITDA from the Other segment decreased $1.4 million, or 20.0%, to $5.6 million for the nine months ended November 2, 2013 from $7.0 million in the nine months ended October 27, 2012 due to declining margins in the David Meister dress business.

Gross profit/gross margin for continuing operations for the nine months ended November 2, 2013 increased 240 basis points to 30.5% from 28.1% in the nine months ended October 27, 2012. The increase is due primarily to increased volume of the higher margin Vince and Juniors segments.

SG&A for continuing operations in the nine months ended November 2, 2013 was $146.6 million, or 25.4% of net sales, increasing $17.3 million, or 13.4%, compared to $129.3 million, or 24.7%, of net sales in the nine months ended October 27, 2012. The increase in SG&A expense is primarily within the Vince segment and is due to i) increased compensation expense of $2.6 million related to hiring and retaining certain key employees, ii) increased occupancy and depreciation expense of $3.7 million due primarily to new retail store openings, iii) increased design, development and marketing expenses of $3.0 million to support Vince’s brand awareness growth efforts and the opening of new retail stores, and iv) increased corporate costs such as legal and other professional fees of $2.0 million associated with preparing to become a public company. Other increases in SG&A include higher compensation within the Juniors and other segments during the nine months ended November 2, 2013 as compared to the nine months ended October 27, 2012.

Amortization of intangible assets for continuing operations for the nine months ended November 2, 2013 and for the nine months ended October 27, 2012 remained unchanged at $1.4 million.

Restructuring, environmental remediation and other charges for continuing operations for the nine months ended November 2, 2013 were $0.9 million, decreasing $1.9 million, or 67.9%, from $2.8 million in the nine months ended October 27, 2012 for the reasons set forth below in “—Impairment, Restructuring, Environmental Remediation and Other Charges.”

Impairment of long-lived assets (excluding goodwill) for continuing operations was $0.9 million for the nine months ended November 2, 2013 which represented an increase of $0.2 million, or 28.6%, from $0.7 million for the nine months ended October 27, 2012. The increase was due to the realization of an impairment loss for the decline in market value of an exited facility in Trenton, Tennessee.

Interest expense, net for the nine months ended November 2, 2013 was $58.4 million, a decrease of $39.5, or 40.3%, million compared to $97.9 million in the nine months ended October 27, 2012. The decrease is due primarily to lower average outstanding debt balances during the nine months ended November 2, 2013 as compared to the nine months ended October 27, 2012. During the fourth quarter of fiscal 2012 all capitalized interest accrued prior to July 19, 2012 related to indebtedness with affiliates of Sun Capital was waived. In June 2013, outstanding debt was contributed to equity in the Sun Capital Contribution.

Other expense, net for continuing operations remained consistent at $1.8 million for the nine months ended November 2, 2013 and October 27, 2012.

Provision for income taxes. The effective tax rate on pretax earnings for continuing operations for the nine months ended November 2, 2013 and the nine months ended October 27, 2012 were (11.0%) and (2.7%), respectively. The rate for these periods differs from the U.S. statutory rate of 35% primarily due to the incurrence of additional valuation allowances and nondeductible interest.

Net (loss) income from discontinued operations. There was $9.3 million of income for the nine months ended November 2, 2013 compared to a loss of $11.5 million for the nine months ended October 27, 2012. The $20.8 million increase is primarily due to a tax benefit of $11.9 million recognized in the first quarter of fiscal 2013 as a result of releasing a valuation allowance. This release in valuation allowance is due to the allocation of the disallowed tax loss on the sale of the Baby Phat trademark to intangible assets with indefinite lives resulting in fewer deferred tax liabilities that cannot be offset against deferred tax assets for valuation allowance purposes.

Impairment, Restructuring, Environmental Remediation and Other Charges

Restructuring charges are comprised of expenses associated with efforts to continuously improve operational and organizational efficiency. These expenses result from numerous individual actions implemented across Vince Holding Corp.’s divisions on an ongoing basis. Restructuring charges include costs for moving facilities, exiting businesses, curtailing/downsizing operations because of changing economic conditions, and other costs resulting from asset redeployment decisions. Unless otherwise indicated, these charges are recorded as part of unallocated corporate expenses and not directly charged to any segment.

Impairment, restructuring, environmental remediation and other charges during the first nine months of fiscal 2013 and the first nine months of fiscal 2012 included various efforts to create a more efficient operational and organizational structure in Vince Holding Corp.’s support operations and apparel businesses. Additionally, Vince Holding Corp. recognized an impairment charge of $0.7 million during the first nine months of fiscal 2012 due to a decline in the market value of an exited facility in Trenton, Tennessee.

Impairment, restructuring, environmental remediation and other charges during the first nine months of fiscal 2013 included:

•	Impairment charges related to intangible assets in our ARP segment, part of the non-Vince businesses;

•	Charges and related costs associated with exited businesses and various restructuring projects to create a more efficient operational and organizational structure in support operations.

Impairment, restructuring, environmental remediation and other charges during the first nine months of fiscal 2012 included:

•	charges to accrue future lease payments and other contractual obligations associated with exited businesses;

•	charges to record settlement obligations related to escheat liability;

•	charges to adjust environmental remediation obligations related to a former manufacturing facility;

•	costs to maintain closed facilities, partially offset by the recovery of charges through the sublease and other use of vacant spaces;

•	impairment charges related to intangible assets and other long-lived assets; and

•	severance charges and related costs for exited businesses and various restructuring projects to create a more efficient operational and organizational structure in support operations and apparel businesses.

For the three and nine months ended November 2, 2013 and the three and nine months ended October 27, 2012, the costs related to impairment of long-lived assets and restructuring, environmental remediation and other charges were recorded as follows:

	Continuing Operations	Discontinued Operations	Total
(In thousands)
Three months ended November 2, 2013	$1,001	$56	$1,057

Nine months ended November 2, 2013	$1,828	$998	$2,826

Three months ended October 27, 2012	$565	$6,556	$7,121

Nine months ended October 27, 2012	$3,546	$6,777	$10,323

For the three and nine months ended November 2, 2013 and the three and nine months ended October 27, 2012, the costs related to impairment of long-lived assets and restructuring, environmental remediation and other charges were recorded as follows:

	Three Months Ended November 2, 2013
	Continuing Operations	Discontinued Operations	Total
(In thousands)
Restructuring, environmental remediation and other charges	$68	$56	$124
Impairment of long-lived assets (excluding goodwill)	933	—	933

Total pretax cost	$1,001	$56	$1,057

After tax cost	$1,001	$56	$1,057

	Nine Months Ended November 2, 2013
	Continuing Operations	Discontinued Operations	Total
(In thousands)
Restructuring, environmental remediation and other charges	$895	$564	$1,459
Impairment of long-lived assets (excluding goodwill)	933	434	1,367

Total pretax cost	$1,828	$998	$2,826

After tax cost	$1,828	$998	$2,826

	Three Months Ended October 27, 2012
	Continuing Operations	Discontinued Operations	Total
(In thousands)
Restructuring, environmental remediation and other charges	$557	$2,223	$2,780
Impairment of long-lived assets (excluding goodwill)	8	4,333	4,341

Total pretax cost	$565	$6,556	$7,121

After tax cost	$565	$6,556	$7,121

	Nine Months Ended October 27, 2012
	Continuing Operations	Discontinued Operations	Total
(In thousands)
Restructuring, environmental remediation and other charges	$2,821	$2,444	$5,265
Impairment of long-lived assets (excluding goodwill)	725	4,333	5,058

Total pretax cost	$3,546	$6,777	$10,323

After tax cost	$3,546	$6,777	$10,323

The results of operations, impairment of long-lived assets, restructuring and other charges for businesses sold and shut down are reported as discontinued operations. The gains and losses on consummated transactions involving the sale of operations are included as part of net (loss) income from discontinued operations.

Changes to the major components of the impairment of long-lived assets and restructuring, environmental remediation and other charges during the nine months ended November 2, 2013 were as follows:

	Contractual Obligations	Employee Severance and Termination Benefits	Impairment of Long- Lived Assets	Restructuring, Environmental Remediation and Other Charges	Total
(In thousands)
Accrual as of February 2, 2013	$148	$438	$—	$12,069	$12,655
Provision	40	520	933	335	1,828
Non-cash utilization	—	—	(933)	—	(933)
Utilization	(121)	(877)	—	(507)	(1,505)

Accrual as of November 2, 2013	$67	$81	$—	$11,897	$12,045

Changes to the major components of the impairment of long-lived assets and restructuring, environmental remediation and other charges during the nine months ended November 2, 2013 recorded in discontinued operations are as follows:

	Contractual Obligations	Employee Severance and Termination Benefits	Impairment of Long- Lived Assets	Restructuring, Environmental Remediation and Other Charges	Total
(In thousands)
Accrual as of February 2, 2013	$1,218	$60	$—	$287	$1,565
Provision	263	271	434	30	998
Non-cash utilization	—	—	(434)	—	(434)
Utilization	(1,291)	(244)	—	(316)	(1,851)

Accrual as of November 2, 2013	$190	$87	$—	$1	$278

Discontinued Operations

During the second quarter of fiscal 2013, we divested the Zobha business in order to focus resources on larger contemporary and juniors brands.

During the first quarter of fiscal 2013, we sold our Baby Phat trademark to a licensee after having also shut down the Baby Phat wholesale operations during the fourth quarter of fiscal 2012. We previously sold the Phat Farm trademark to the same licensee in the second quarter of fiscal 2012. The disposal of these trademarks (collectively, “Phat Licensing”) and related wholesale operations resulted from its decision to exit the urban wear market generally and refocus our efforts on larger contemporary and Juniors brands.

In the fourth quarter of fiscal 2012, we sold the equity interests of Royal Robbins, LLC, and certain assets and liabilities of our Royal Robbins Canada operations.

In the third quarter of fiscal 2012, we discontinued the Lamb & Flag operations, and in the second quarter of fiscal 2012, we sold substantially all the assets and liabilities of our BLK DNM operations. The decision to exit both these businesses resulted from the determination that our startup brands are not aligned with our current strategic initiatives.

The results of operations and restructuring and other charges for the discontinued operations are reported as discontinued operations in our Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q, for all periods presented. Additionally, assets and liabilities of the discontinued operations are segregated in our Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q.

The following table provides summarized operating results for the three and nine months ended November 2, 2013 and for the three and nine months ended October 27, 2012, for discontinued operations.

	Three Months Ended		Nine Months Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
(In thousands, except effective tax rate)
Net sales	$59	$12,242	$1,156	$40,825
Cost of products sold	16	7,898	1,774	28,511

Gross profit	43	4,344	(618)	12,314
Selling, general and administrative expenses	(85)	3,901	1,763	17,282
Amortization of intangible assets	—	20	—	281
Restructuring and other charges	56	2,223	564	2,444
Impairment of long-lived assets (excluding goodwill)	—	4,333	434	4,333
Interest expense, net	—	449	—	1,318
Other (income) expense, net	(22)	(22)	(790)	(2,194)

Income (Loss) before income taxes	94	(6,560)	(2,589)	(11,150)
Provision (benefit) for income taxes	—	100	(11,913)	308

Net (loss) income from discontinued operations	$94	$(6,660)	$9,324	$(11,458)

Effective tax rate	N.M.	(1.5%)	N.M.	(2.8%)

Three Months Ended November 2, 2013 Compared to Three Months Ended October 27, 2012

Net sales for discontinued operations during the three months ended November 2, 2013 were $0.1 million compared to $12.2 million for the three months ended October 27, 2012, at which time the Zobha, Phat Licensing, Royal Robbins and Baby Phat Wholesale businesses were all still in operation. The charges to net sales during the three months ended November 2, 2013 related to adjustments to previously estimated concessions granted to customers in the Zobha and Phat Fashions businesses.

Gross profit/gross margin for discontinued operations was 35.2% during the three months ended October 27, 2012.

Selling, general and administrative expenses for discontinued operations in the three months ended November 2, 2013 was ($0.1) million, primarily related to the recovery of customer receivables which were previously written off. During the three months ended October 27, 2012, SG&A for discontinued operations was $3.9 million, or 32.0%, of sales for discontinued operations, at which time the Zobha, Phat Licensing, Royal Robbins and Baby Phat Wholesale businesses were still operating.

Amortization of intangible assets for discontinued operations is related to the definite-lived assets recognized as a result of acquiring Royal Robbins. Amortization of intangible assets was $0 for the three months ended November 2, 2013 and $0.01 million for the three months ended October 27, 2012.

Restructuring and other charges for discontinued operations were $0.1 million during the three months ended November 2, 2013, and $2.2 million during the three months ended October 27, 2012. Charges recognized during the three months ended November 2, 2013 were primarily related to adjustments to our estimates of costs to divest the Zobha business, while the changes recognized during the three months ended October 27, 2012 resulted from the recognition of costs to exit the Lamb & Flag business.

Impairment of long-lived assets for discontinued operations was $4.4 million for the three months ended October 27, 2012 due to the write-off of obsolete fixed assets related to the Lamb & Flag business.

Interest expense, net for discontinued operations incurred on the portion of debt required to be repaid upon completing the sale of the Royal Robbins operations was retrospectively allocated to discontinued operations in fiscal 2012. Interest expense, net for discontinued operations was $0 in the three months ended November 2, 2013 compared to $0.4 million in the three months ended October 27, 2012.

Effective tax rates for discontinued operations for the three months ended November 2, 2013 differs from the U.S. statutory rate of 35% primarily due to a release of valuation allowance. The effective tax rate for discontinued operations for the three months ended October 27, 2012 differs from the U.S. statutory rate of 35% primarily due to an increase in the valuation allowance offset in part by state taxes.

Nine Months Ended November 2, 2013 Compared to Nine Months Ended October 27, 2012

Net sales for discontinued operations during the first nine months of fiscal 2013 were $1.2 million compared to $40.8 million for the first nine months of fiscal 2012, at which time the Zobha, Phat Licensing, Lamb & Flag, BLK DNM, Royal Robbins and Baby Phat Wholesale businesses were all still in operation. The significant decrease of $27.5 million, or 67.4%, from the first nine months of fiscal 2012 to the first nine months of fiscal 2013 is attributable to the fact that Phat Licensing and Zobha were the only aforementioned businesses still in operation during fiscal 2013, which were shut down prior to the third quarter of fiscal 2013.

Gross profit/gross margin for discontinued operations was 30.1% during the nine months ended October 27, 2012. During the nine months ended November 2, 2013, we experienced a negative gross margin of (53.5)% primarily due to the concessions granted to customers of the Baby Phat licensing business.

Selling, general and administrative expenses for discontinued operations in the nine months ended November 2, 2013 was $1.8 million, representing costs associated with the Zobha business prior to the divestiture thereof. During the nine months ended October 27, 2012, SG&A for discontinued operations was $17.3 million, or 42.4%, of net sales for discontinued operations, at which time the Zobha, Phat Licensing, Lamb & Flag, BLK DNM, Royal Robbins and Baby Phat Wholesale businesses were still operating.

Amortization of intangible assets for discontinued operations is related to the definite-lived assets recognized as a result of acquiring Royal Robbins. Amortization of intangible assets was $0 for the nine months ended November 2, 2013 and $0.3 million for the nine months ended October 27, 2012.

Restructuring and other charges for discontinued operations were $0.6 million during the nine months ended November 2, 2013, and $2.4 million during the nine months ended October 27, 2012. Charges recognized during the nine months ended November 2, 2013 were primarily related to costs to divest the Zobha business, while the charges recognized during the nine months ended October 27, 2012 resulted from the recognition of costs to exit the Lamb & Flag business, partially offset by adjustments to decrease our estimated reserves on exited lease spaces and other shutdown costs.

Impairment of long-lived assets for discontinued operations was $0.4 million for the nine months ended November 2, 2013 due to the write-off of obsolete fixed assets related to the Zobha business. Impairment of long-lived assets for discontinued operations was $4.4 million for the nine months ended October 27, 2012 due to the write-off of obsolete fixed assets related to the Lamb & Flag business.

Interest expense, net for discontinued operations incurred on the portion of debt required to be repaid upon completing the sale of the Royal Robbins operations was retrospectively allocated to discontinued operations in fiscal 2012. Interest expense, net for discontinued operations was $0 in the nine months ended November 2, 2013 compared to $1.3 million in the nine months ended October 27, 2012.

Other (income) expense, net from discontinued operations during the nine months ended November 2, 2013 was income of $0.8 million, primarily representing the gain on the sale of the Baby Phat trademark. Other (income) expense, net for discontinued operations was income of $2.2 million in the nine months ended October 27, 2012, which primarily consisted of a $3.7 million gain on the sale of our Phat Farm trademark, partially offset by a loss recognized on the sale of our BLK DNM business.

Effective tax rates for discontinued operations for the nine months ended November 2, 2013 differs from the U.S. statutory rate of 35% primarily due to a release of valuation allowance. The release in valuation allowance is primarily due to the allocation of the disallowed tax loss on the sale of the Baby Phat trademark to intangible assets with indefinite lives resulting in fewer deferred tax liabilities that cannot be offset against deferred tax assets for valuation allowance purposes. The effective tax rate for discontinued operations for the nine months ended October 27, 2012 differs from the U.S. statutory rate of 35% primarily due to an increase in the valuation allowance offset in part by state taxes.

Liquidity and Capital Resources

Vince Holding Corp. currently funds its cash requirements primarily through cash on hand and cash generated from operations and relies on its revolving credit facility for cash borrowings if needed. At November 2, 2013, its borrowing base provided for a borrowing level of $150.9 million under the Wells Fargo Facility and there were borrowings outstanding and letters of credit outstanding of $122.3 million and $12.8 million, respectively. On November 27, 2013, in connection with the consummation of the IPO and Restructuring Transactions, all outstanding debt obligations either remained with Kellwood Holding, LLC (i.e. the non-Vince businesses) or were discharged, repurchased or refinanced. In connection with consummation of these transactions, Vince Holding Corp. entered into a new term loan facility and revolving credit facility, which are discussed further below.

Existing Credit Facilities and Debt as of November 2, 2013

Wells Fargo Facility

On October 19, 2011, Kellwood Company and certain of its domestic subsidiaries, as borrowers, (“Borrowers”), entered into a credit agreement with the Wells Fargo Bank, National Association, as agent, and lenders from time to time party thereto, as amended, the Wells Fargo Facility. The Wells Fargo Facility provides the Borrowers with a non-amortizing senior revolving credit facility with aggregate lending commitments of $160.0 million, reduced to $155.0 million by the December 31, 2012 Amendment described below. The Wells Fargo Facility terminates at the earliest to occur of (a) October 19, 2016, (b) 90 days prior to the scheduled December 31, 2014, maturity date of the 12.875% Notes (as defined in Note 8, Long-term debt, to the Condensed Consolidated Financial Statements set forth in Item 1 to this Form 10-Q) (including any extension effective on or prior to such 90th day prior to such scheduled maturity date) or (c) 90 days prior to the scheduled maturity date of the Cerberus Term Loan (including any extension effective on or prior to such 90th day prior to such scheduled maturity date). The amount which the Borrowers may borrow from time to time under the Wells Fargo Facility is determined on the basis of a borrowing base formula that is a percentage of Kellwood Company’s accounts receivable and inventory that meet eligibility criteria specified in the Wells Fargo Facility, but in no case more than the aggregate lending commitments of the participating lenders. All borrowings under the Wells Fargo Facility bear interest at a rate per annum equal to an applicable margin (ranging from 2.5% to 3.0% per annum for LIBOR Revolver Loans (as defined therein) and 1.25% to 1.75% for Base Rate Loans (as defined therein) based on average availability under the Wells Fargo Facility plus, at the Borrowers’ election, LIBOR or a Base Rate (as defined in the Wells Fargo Facility)). In addition to paying interest, the Borrowers will pay a periodic commitment fee to the lenders under the Wells Fargo Facility based on the amount of unused availability under the borrowing base formula. The Wells Fargo Facility is secured by a first-priority security interest in substantially all of the assets of the Borrowers, principally consisting of accounts receivable, inventory, and intellectual property. The Wells Fargo Facility contains certain customary representations, warranties, provisions and restrictions. The Wells Fargo Facility requires that the Borrowers maintain a fixed charge coverage ratio of at least 1:1 during any Covenant Testing Period (as defined in therein) which is triggered when excess availability is below 12.5% of the aggregate commitments under the Wells Fargo Facility (the “Covenant Testing Trigger Date”). The fixed charge ratio is defined as the ratio of Consolidated EBITDA (as defined in the Wells Fargo Facility) (with certain addbacks as defined in the Wells Fargo Facility for certain restructuring charges, startup losses in newly developed brands, costs incurred in certain acquisitions, management fees, as well as certain other costs and charges) minus certain capital expenditures and certain distributions, redemptions and management fees; to fixed charges, defined as consolidated net interest expense paid or payable in cash, scheduled principal payments on debt in cash and certain earnout payments paid in cash, excluding earnout payments related to the Vince brand for the 2011 fiscal year, up to a certain amount, calculated over the trailing four fiscal quarters. Upon the occurrence and during the continuance of an event of default or upon the occurrence of a Covenant Testing Trigger Date, a cash dominion period will go into effect whereby the agent has the ability to direct the disposition of the balances in controlled deposit accounts. The cash dominion period will expire when availability is over 12.5% of the aggregate commitments under the Wells Fargo Facility for a period of 90 consecutive days and any other events of default have been waived.

On March 23, 2012, Kellwood Company amended the Wells Fargo Facility to modify the Covenant Testing Period such that it is now triggered when excess availability is below $5.0 million, and triggered the cash dominion period, as defined therein. This amendment was entered into in consideration for a guaranty of payment of Kellwood Company’s obligations under the Wells Fargo Facility and a $20.0 million letter of credit to the benefit of Wells Fargo Bank, National Association, as agent, issued by an affiliate of Sun Capital for repayment under the guaranty should it ever become payable pursuant to its terms.

On April 20, 2012, Kellwood Company amended the Wells Fargo Facility to extend the modification to the Covenant Testing Period to be in effect until March 21, 2014 unless the guaranty described above is no longer in effect or the full face amount of the letter of credit described above is no longer available to be drawn. The guaranty will be released, the letter of credit returned and the trigger for the Covenant Testing Period will return to the pre-amendment level when availability is above $35.0 million for 90 consecutive days and is projected to remain above $25.0 million through the remaining term of the Wells Fargo Facility. This amendment also provided for the consent of the Wells Fargo Facility lenders to the additional loans under the Sun Loan Agreements.

On December 31, 2012, Kellwood Company amended the Wells Fargo Facility to obtain consent to the sale of the Royal Robbins business, to release Royal Robbins, LLC as a Borrower and/or Obligor under the Wells Fargo Facility, and to release the agent’s lien on the assets of the Royal Robbins business. Additionally, the first $10 million of the net cash proceeds arising from the cash purchase price paid at closing (excluding any escrow amount) were to be applied to the Cerberus Term Loan (as defined in Note 8, Long-term debt, to the Condensed Consolidated Financial Statements set forth in Item 1 to this Form 10-Q) and the remaining portion to be remitted to the Wells Fargo Facility. This amendment also resulted in a permanent reduction to availability of $5.0 million.

On June 28, 2013, Kellwood Company and the lenders under the Wells Fargo Facility entered into a consent pursuant with respect to Kellwood Company’s incurrence of Term Loan G under the Sun Term Loan B/C/D/E/F/G Agreement.

On November 27, 2013, in connection with consummation of the IPO and Restructuring Transactions, Kellwood Company, LLC amended and restated the Wells Fargo Facility and separated from Vince Holding Corp. with all non-Vince businesses. After giving effect to such amendment and restatement, neither VHC nor any of its consolidated subsidiaries have any obligations thereunder.

Sun Promissory Notes

On May 2, 2008, VHC issued the Sun Promissory Notes in amounts totaling $300.0 million. The unpaid principal balance of the note accrues interest at 15% per annum until the maturity date of October 15, 2011, at which point any unpaid principal balance of the note shall accrue interest at a rate of 17% per annum until the note is paid in full. All interest which is not paid in cash on or before an interest payment date shall be deemed paid in kind and added to the principal balance of the note. All interest accrued shall be deemed interest paid in kind unless an election is made otherwise. No interest has been paid on the Sun Promissory Notes.

On July 19, 2012, Vince Holding Corp. amended the Sun Promissory Notes to extend the maturity date to October 15, 2016 and reduce the interest rate to 12% per annum until maturity, at which point any unpaid principal balance of the notes shall accrue interest at a rate of 14% per annum until the notes are paid in full.

On December 28, 2012, all interest accrued under the note prior to July 19, 2012 was waived. This resulted in an increase to additional paid-in-capital in the amount of $270.8 million as both parties were under the common control of affiliates of affiliates of Sun Capital.

Effective June 18, 2013, an affiliate of Sun Capital contributed $407.5 million of indebtedness under the Sun Capital Loan Agreement and the Sun Promissory Notes as a capital contribution to Vince Holding Corp. in the Sun Capital Contribution.

Sun Capital Loan Agreement

Vince Holding Corp. is party to the Sun Capital Loan Agreement with SCSF Kellwood Finance, LLC (“SCSF Finance”) and Sun Kellwood Finance (as successors to Bank of Montreal) for a $72.0 million line of credit. Under the terms of this agreement, as amended from time to time, interest accrues at the greater of prime plus 2% per annum or LIBOR plus 4.75% per annum and is due by the last day of each fiscal quarter. The principal balance of the loan which remains unpaid after demand for repayment or during the existence of any other Event of Default, as defined in the credit agreement, bears interest until paid in full at a post-maturity rate of 2% per annum above the rate otherwise applicable. Interest on the loan is payable either in immediately available funds on each interest payment date or by adding such interest to the unpaid principal balance of the loan on each interest payment date. No interest has been paid on the Sun Capital Loan Agreement. The original maturity date of the loan was August 6, 2009. On July 19, 2012, the maturity date of the loan was extended to August 6, 2014.

On December 28, 2012, Sun Kellwood Finance and SCSF Finance waived all interest capitalized and accrued under the loan authorization agreement prior to July 19, 2012. As all parties are under the common control of affiliates of Sun Capital, this transaction resulted in a capital contribution of $18.2 million, which was recorded as an adjustment to additional paid-in-capital as of February 2, 2013.

Effective June 18, 2013, an affiliate of Sun Capital contributed $407.5 million of indebtedness under the Sun Capital Loan Agreement and the Sun Promissory Notes as a capital contribution to Vince Holding Corp. in the Sun Capital Contribution.

Cerberus Term Loan

On October 19, 2011, Kellwood Company and certain of its domestic subsidiaries, as borrowers, entered into the Cerberus Term Loan with Cerberus Business Finance, LLC (the “Agent”) as collateral agent, and the lenders from time to time party thereto. The Cerberus Term Loan provides the Borrowers with a non-amortizing secured Cerberus Term Loan in an aggregate amount of $55.0 million. The Cerberus Term Loan terminates at the earliest to occur of (a) October 19, 2015, (b) the date on which the Wells Fargo Facility has been paid in full and all commitments thereunder have been terminated, (c) 60 days prior to the scheduled December 31, 2014 maturity date of the 12.875% Notes (including any extensions thereof agreed to after October 19, 2011) or (d) the date on which the term loans under the Sun Term Loan Agreements are accelerated. All borrowings under the Cerberus Term Loan bear interest, from the date of the agreement until the effective date of the amendment described below at a rate per annum equal to an applicable margin (10.25% per annum for LIBOR Rate Loans (as defined therein) and 7.75% for Reference Rate Loans (as defined therein)) plus, at the Borrowers’ election, LIBOR or a Reference Rate as defined in the Cerberus Term Loan. The Cerberus Term Loan is secured by a security interest in substantially all of the assets of the Borrowers, principally consisting of accounts receivable, inventory and intellectual property, which security interest is contractually subordinated to security interests of the lenders under the Wells Fargo Facility. The Cerberus Term Loan contains certain customary representations, warranties, provisions and restrictions. The Cerberus Term Loan required that the Borrowers maintain a fixed charge coverage ratio as of each fiscal quarter end prior to the effective date of the amendment described below of at least 1:1. The fixed charge ratio is defined as the ratio of Consolidated EBITDA (as defined in the December 31 amendment to the Cerberus Term Loan as described below ) (with certain addbacks as defined in the amended Cerberus Term Loan for certain restructuring charges, startup losses in newly developed brands, costs incurred in certain acquisitions, as well as certain other costs and charges) minus certain capital expenditures and certain distributions, redemptions and management fees; to fixed charges, defined as consolidated net interest expense paid or payable in cash, scheduled principal payments on debt in cash and certain earnout payments paid in cash, excluding earnout payments related to the Vince brand for the 2011 fiscal year, up to a certain amount, calculated over the trailing four fiscal quarters. The Cerberus Term Loan also required that the Borrowers maintain a leverage ratio as defined in the Cerberus Term Loan and ranging from 2.85:1 to 4.25:1 during the life of the Cerberus Term Loan prior to the effective date of the amendment described below. The leverage ratio is defined as the ratio of indebtedness secured by a lien on any collateral (including the debt under the Wells Fargo Facility and Cerberus Term Loan and capitalized leases, but excluding the debt under the Sun Loan Agreements (as defined below) and the 12.875% Notes), divided by Consolidated EBITDA (as defined in the December 31 amendment to the Cerberus Term Loan described below) for the trailing four fiscal quarters.

On January 26, 2012, Kellwood Company obtained a waiver to the Cerberus Term Loan until the end of the first quarter of fiscal 2012 (the “Waiver Period”) as Vince Holding Corp. anticipated not being in compliance with the fixed charge coverage ratio and the leverage ratio covenants as of January 28, 2012. In conjunction with this waiver, Kellwood Company paid the Agent a $75,000 waiver fee and an affiliate of Sun Capital provided the Agent with a $10.0 million letter of credit. The waiver required the parties to the Cerberus Term Loan to work in good faith during the Waiver Period to amend the financial covenants set forth in the Cerberus Term Loan at levels mutually acceptable to all parties.

On March 23, 2012, Kellwood Company entered into a waiver consenting to the March 23, 2012 amendment entered into with respect to the Wells Fargo Facility referred to above.

On April 20, 2012, Kellwood Company entered into Consent and Amendment No. 1 to Cerberus Term Loan. This amendment provided for the consent of the Cerberus Term Loan lenders to the additional term loans under the Sun Loan Agreement (as defined below), the release of the $10.0 million letter of credit noted above and the delivery of Kellwood Company’s audited fiscal 2011 financial statements within 97 days of the fiscal year-end. This amendment increased the applicable margins for borrowings under the Cerberus Term Loan which bore interest from and after the effective date of the amendment at a rate per annum equal to an applicable margin (ranging from 10.75% to 11.25% per annum for LIBOR Rate Loans (as defined in the Cerberus Term

Loan) and 8.25% to 8.75% for Reference Rate Loans (as defined in the Cerberus Term Loan) based on leverage and income tests under the Cerberus Term Loan) plus, at the Borrowers’ election, LIBOR or a Reference Rate as defined in the Cerberus Term Loan. The amendment also provided for a portion of such interest equal to 1% per annum to be paid-in-kind and added to the principal amount of such term loans at Kellwood Company’s option so long as no event of default exists. The amendment also modified the financial covenant levels required to be maintained by the Borrowers beginning with the second quarter of fiscal 2012 for each financial covenant. The Cerberus Term Loan, as amended, requires that the Borrowers maintain a fixed charge coverage ratio as of each fiscal quarter end (beginning with the second quarter of fiscal 2012) ranging from 0.14:1 to 1.28:1 during the life of the Cerberus Term Loan. The Cerberus Term Loan, as amended, also required that the Borrowers maintain a leverage ratio as defined in the Cerberus Term Loan and ranging from 2.44:1 to 7.77:1 during the life of the Cerberus Term Loan (beginning with the second quarter of fiscal 2012). The minimum fixed charge coverage ratios for the second, third and fourth quarters of fiscal 2012 were 0.14:1, 0.41:1 and 0.67:1, respectively. The minimum fixed charge coverage ratios for 2013 were 0.89:1, 1.24:1, 1.28:1, and 1.22:1 for the first through fourth quarters, respectively. The maximum leverage ratios for the second, third and fourth quarters of fiscal 2012 were 7.77:1, 5.71:1 and 3.51:1, respectively. The maximum leverage ratios for 2013 were 3.47:1, 358:1, 3.08:1, and 2.44:1 for the first through fourth quarters, respectively.

On December 31, 2012, Kellwood Company amended the Cerberus Term Loan to obtain consent to the sale of the Royal Robbins business, to release Royal Robbins, LLC as a Borrower and/or Obligor under the Cerberus Term Loan, and to release the agent’s lien on the assets of Royal Robbins. This amendment required the prepayment of the obligations under the Cerberus Term Loan in an amount not less than $10.0 million from a portion of the proceeds from the sale of Royal Robbins, with the remaining funds to be remitted to the Wells Fargo Facility. This amendment also redefined the definition Consolidated EBITDA to allow for certain additional addbacks.

On May 3, 2013, Kellwood Company amended the Cerberus Term Loan in anticipation of not being in compliance with the fixed charge coverage ratio covenant during fiscal 2013. This amendment modified the definition of the fixed charge coverage ratio to allow Kellwood Company to exclude certain types of capital expenditures in the calculation of the minimum fixed charge coverage ratio for the second, third, and fourth quarters of fiscal 2013, not to exceed $7.5 million in total. Additionally, this amendment modified the minimum fixed charge coverage ratios for the second, third, and fourth quarters of fiscal 2013 to be 1.10:1, 1.175:1, and 1.25:1, respectively. At November 2, 2013, Kellwood Company was in compliance with all provisions of the amended Cerberus Term Loan. On June 28, 2013, Cerberus and Kellwood Company entered into a consent to the Cerberus Term Loan with respect to Vince Holding Corp.’s incurrence of the Term G Loan under the Sun Term Loan B/C/D/E/F/G Agreement.

On November 27, 2013, in connection with the closing of the IPO and Restructuring Transactions, the Cerberus Term Loan was repaid with a portion of the proceeds from the repayment of the Kellwood Note Receivable.

Sun Term Loan A/B/C/D/E/F/G Obligations

On July 23, 2009, Kellwood Company and certain of its domestic subsidiaries, as borrowers (the “Borrowers”), affiliates of Sun Capital, as lenders, and Sun Kellwood Finance, LLC, as collateral agent, entered into the Sun Term Loan A Loan Agreement pursuant to which the Sun Capital affiliated lenders made certain Term A loans with an original principal amount of $12.2 million, the proceeds of which were used by the Borrowers to fund payment of the principal amounts outstanding, plus accrued and unpaid interest on Kellwood Company’s 7.875% 1999 Debentures due July 15, 2009 that were not tendered as part of the exchange offer for the 12.875% Notes.

On October 19, 2011, the Sun Term Loan A Loan Agreement was amended and restated in order to conform to representations, warranties and covenants to that of the Wells Fargo Facility and the Cerberus Facility which were entered into on that date. The Sun Term Loan Agreements were also amended to provide a termination date of the earlier of (i) January 19, 2017 or (ii) the date on which the Cerberus Term Loan has been terminated; provided that, if the Cerberus Term Loan is extended, the stated maturity date set forth in (i) above shall be extended by a period of the same duration. The interest terms of the Sun Term Loan Agreements were amended such that the Sun Term Loan Agreements bear interest at 10% per annum (or 12% per annum in the case of the Term E Loans, Term F Loans and the Term G Loans described below) that will be added to the principal amounts of the term loans thereunder. If the availability under the Wells Fargo Facility is not less than $45.0 million, Kellwood Company may pay interest at a rate of 5% per annum in cash with respect to the Term A, B, C and D Loans and at a rate of 6% per annum in cash with respect to the Term E, F and G Loans. The Sun Term Loan Agreements are secured by a security interest in substantially all of the assets of the Borrowers, which security interest is contractually subordinated to the security interests of the lenders under the Wells Fargo Facility and the Cerberus Term Loan. The Sun Term Loan Agreements contain customary representations, warranties, provisions and restrictions substantially similar to Wells Fargo Facility and the Cerberus Term Loan.

The Sun Term Loan B/C/D Agreement, dated as of July 23, 2009 pursuant to which the lenders made certain (i) Term B Loans with an original principal amount of $22.4 million issued on January 4, 2011, the proceeds of which were used by the Borrowers solely to finance the acquisition of Rebecca Taylor, (ii) Term C Loans with an original principal amount of $14.9 million issued on March 18, 2011, the proceeds of which were used to fund working capital, capital expenditures and other general corporate purposes of the Borrowers and (iii) Term D Loans with an original principal amount of $10.0 million issued on August 5, 2011, the proceeds of which were used to fund all or any part of the purchase price or cost of design, construction, installation or improvement or lease of property (real or personal), plant or equipment (whether through the direct acquisition of such assets or the acquisition of capital stock of any person owning such assets) used in the business of the Borrowers.

On October 19, 2011, the Sun Term Loan B/C/D Agreement and the Sun Term Loan A Agreement each were amended and restated in order to confirm the related representations, warranties and covenants to those of the Wells Fargo Term Facility and the Cerberus Term Loan entered into on that date. The Sun Term Loan Agreements were also amended to provide a termination date of the earlier of (i) January 19, 2017 or (ii) the date on which the Cerberus Term Loan has been terminated; provided that, if the Cerberus Term Loan is extended, the stated maturity date set forth in (i) above shall be extended by a period of the same duration. The interest terms of the Sun Term Loan Agreements were amended such that the Sun Term Loan Agreements bear interest at 10% per annum (or 12% per annum in the case of the Term E Loans, Term F Loans and the Term G Loans described below) that will be added to the principal amounts of such term loans. If the availability under the Wells Fargo Facility is not less than $45.0 million, Vince Holding Corp. may pay interest at a rate of 5% per annum in cash with respect to the Term A Loan, Term B Loan, Term C Loan and Term D Loans and at a rate of 6% per annum in cash with respect to the Term E Loan, Term F Loan and Term G Loan. The Sun Term Loan Agreements are secured by a security interest in substantially all of the assets of the Borrowers, which security interest is contractually subordinated to the security interests of the lenders under the Wells Fargo Facility and the Cerberus Term Loan. The Sun Term Loan Agreements contain customary representations, warranties, provisions and restrictions substantially similar to Wells Fargo Facility and the Cerberus Term Loan.

On April 20, 2012, Kellwood Company entered into an amendment and restatement of each of the Sun Term Loan Agreements. The Sun Term Loan B/C/D Agreement was amended and restated and became the Sun Term Loan B/C/D/E/F Agreement in order to (i) provide for new Term E Loans with an original principal amount of $5.1 million, the proceeds of which were used to finance costs and expenses and earnout payments in respect of certain acquisitions consummated by the Borrowers prior to the date of the Term E Loans, (ii) provide for new Term F Loans with an original principal amount of $24.9 million, the proceeds of which were used to fund working capital, capital expenditures and other general corporate purposes of the Borrowers, and (iii) conform certain covenant and definitional changes made to the Wells Fargo Facility and the Cerberus Term Loan. The primary reason for entering into the amendment and restatement of the Sun Term A Loan Agreement was to conform to the aforementioned changes made to the Wells Fargo Facility, the Cerberus Term Loan and the Sun Term Loan B/C/D Agreement. The Term E Loans and the Term F Loans bear interest at a rate of 12% per annum and such interest will be added to the principal amounts of such loans at the end of each fiscal quarter. If the availability under the Wells Fargo Facility is not less than $45.0 million, Kellwood Company may pay interest at a rate of 6% per annum in cash. No cash interest has been paid on the Sun Term Loan Agreements.

On June 28, 2013, Kellwood Company entered into an amendment and restatement of the Sun Term Loan B/C/D/E/F Agreement in order to (i) provide for new Term G Loans with an original principal amount of $5.0 million, the proceeds of which were used to fund working capital, capital expenditures and other general corporate purposes of the Borrowers and (ii) to conform to the changes made to the Wells Fargo Facility and the Cerberus Term Loan. On June 28, 2013 Kellwood Company also entered into an amendment to the Sun Term Loan A Agreement to allow for the addition of the Term G Loans and to conform to the changes made to the Wells Fargo Facility, the Cerberus Term Loan and the Sun Term Loan B/C/D/E/F Agreement.

On November 27, 2013, in connection with the closing of the IPO and Restructuring Transactions, loans under the Sun Term Loan Agreements were discharged through (i) the application of a portion of the Kellwood Note Receivable proceeds and (ii) capital contributions by Sun Capital affiliates.

12.875% Notes

Interest on the 12.875% Notes is paid (a) in cash at a rate of 7.875% per annum payable in January and July; and (b) in the form of PIK interest at a rate of 5% per annum (“PIK Interest”) payable either by increasing the principal amount of the outstanding 12.875% Notes, or by issuing additional 12.875% Notes with a principal amount equal to the PIK Interest accrued for the interest period. The 12.875% Notes are guaranteed by various of Kellwood Company’s subsidiaries on a secured basis, which security interest is contractually subordinated to security interests of lenders under the Wells Fargo Facility, the Cerberus Term Loan and the Sun Loan Agreements. The 12.875% Notes contain certain customary provisions that, among other things, limit Kellwood Company’s ability to incur additional indebtedness, make certain restricted payments, dispose of assets or redeem or repurchase capital stock or prepay subordinated indebtedness.

On November 27, 2013, in connection with the closing of the IPO and Restructuring Transactions, the 12.875% Notes were repaid with a portion of the proceeds from the repayment of the Kellwood Note Receivable.

7.625% Notes

Interest on the 7.625% Notes is payable in April and October. On November 27, 2013, in connection with the closing of the IPO and Restructuring Transactions, Kellwood Company commenced a tender offer for the 7.625% Notes. A portion of the proceeds from the repayment of the Kellwood Note Receivable were used to fund the tender offer.

New Credit Facilities and Debt as of November 27, 2013

Revolving Credit Facility

On November 27, 2013, in connection with the closing of the IPO and Restructuring Transactions, Vince, LLC entered into a new senior secured revolving credit facility. Bank of America, N.A. (“BofA”) serves as administrative agent under this new facility. This revolving credit facility provides for a revolving line of credit of up to $50 million maturing on November 27, 2018. The revolving credit facility also provides for a letter of credit sublimit of $25 million (plus any increase in aggregate commitments) and for an increase in aggregate commitments of up to $20 million. Vince is the borrower and Vince, LLC Intermediate Holding, LLC (“Vince Intermediate”) are the guarantors under the new revolving credit facility. Interest is payable on the loans under the revolving credit facility, at either the LIBOR or the Base Rate, in each case, with applicable margins subject to a pricing grid based on an excess availability calculation. The “Base Rate” means, for any day, a fluctuating rate per annum equal to the highest of (i) the rate of interest in effect for such day as publicly announced from time to time by BofA as its prime rate; (ii) the Federal Funds Rate for such day, plus 0.50%; and (iii) the LIBOR Rate for a one month interest period as determined on such day, plus 1.0%. During the continuance of an event of default and at the election of the required lender, interest will accrue at a rate of 2% in excess of the applicable non-default rate.

The revolving credit facility contains a requirement that, at any point when “Excess Availability” is less than the greater of (i) 15% percent of the loan cap or (ii) $7.5 million, and continuing until Excess Availability exceeds the greater of such amounts for 30 consecutive days, during which time, Vince must maintain a consolidated EBITDA (as defined in the related credit agreement) equal to or greater than $20 million.

The revolving credit facility contains representations and warranties, other covenants and events of default that are customary for this type of financing, including limitations on the incurrence of additional indebtedness, liens, negative pledges, guarantees, investments, loans, asset sales, mergers, acquisitions, prepayment of other debt, the repurchase of capital stock, transactions with affiliates, and the ability to change the nature of its business or its fiscal year. The revolving credit facility generally permits dividends in the absence of any event of default (including any event of default arising from the contemplated dividend), so long as (i) after giving pro forma effect to the contemplated dividend, for the following six months Excess Availability will be at least the greater of 20% of the aggregate lending commitments and $7.5 million and (ii) after giving pro forma effect to the contemplated dividend, the “Consolidated Fixed Charge Coverage Ratio” for the 12 months preceding such dividend shall be greater than or equal to 1.1 to 1.0 (provided that the Consolidated Fixed Charge Coverage Ratio may be less than 1.1 to 1.0 if, after giving pro forma effect to the contemplated dividend, Excess Availability for the six fiscal months following the dividend is at least the greater of 35% of the aggregate lending commitments and $10 million).

Term Loan Facility

On November 27, 2013, in connection with the closing of the IPO and Restructuring Transactions, Vince, LLC and Vince Intermediate entered into a new $175.0 million senior secured term loan credit facility with the lenders party thereto, BofA, as administrative agent, JPMorgan Chase Bank and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers, and Cantor Fitzgerald as documentation agent. The new term loan facility will mature on November 27, 2019. On November 27, 2013, net proceeds from the new term loan facility were used, at closing, to repay the promissory note issued by Vince Intermediate to Kellwood Company immediately prior to the consummation of the IPO as part of the Restructuring Transactions.

The term loan facility also provides for an incremental facility of up to the greater of $50 million and an amount that would result in the consolidated net total secured leverage ratio not exceeding 3.00 to 1.00, in addition to certain other rights to refinance or repurchase portions of the term loan. The term loan facility is subject to quarterly amortization of principal equal to 0.25% of the original aggregate principal amount of the term loan facility, with the balance payable at final maturity. Interest is payable on loans under the term loan facility at a rate of either (i) the Eurodollar rate (subject to a 1.00% floor) plus 5.00% or (ii) the base rate (subject to a 2.00% floor) plus 3.00%. During the continuance of a payment or bankruptcy event of default, interest will accrue (i) on the overdue principal amount of any loan at a rate of 2% in excess of the rate otherwise applicable to such loan and (ii) on any overdue interest or any other outstanding overdue amount at a rate of 2% in excess of the nondefault interest rate then applicable to base rate loans.

The term loan facility contains a requirement that Vince, LLC and Vince Intermediate will maintain a “Consolidated Net Total Leverage Ratio” as of the last day of any period of four fiscal quarters not to exceed 3.75:1.00 for the fiscal quarters ending February 1, 2014 through November 1, 2014, 3.50:1.0 for the fiscal quarters ending January 31, 2015, through October 31, 2015, and 3.25:1.00 for the fiscal quarter ending January 30, 2016 and each fiscal quarter thereafter. In addition, the term loan facility contains customary representations and warranties, other covenants, and events of default, including but not limited to, limitations on the incurrence of additional indebtedness, liens, negative pledges, guarantees, investments, loans, asset sales, mergers, acquisitions, prepayment of other debt, the repurchase of capital stock, transactions with affiliates, and the ability to change the nature of its business or its fiscal year, and distributions and dividends. The term loan facility generally permits dividends to the extent that no default or event of default is continuing or would result from the contemplated dividend and the pro forma Consolidated Net Total Leverage Ratio after giving effect to such contemplated dividend is at least 0.25 lower than the maximum Consolidated Net Total Leverage Ratio for such quarter. All obligations under the term loan facility are guaranteed by VHC and any future material domestic restricted subsidiaries of Vince, LLC and secured by a lien on substantially all of the assets of VHC, Vince, LLC and Vince Intermediate and any future material domestic restricted subsidiaries.

Cash flow

Cash used in operating activities. Cash used in operating activities primarily consists of net loss, adjusted for certain non-cash items including depreciation and amortization, share-based compensation, capitalized PIK interest expense, deferred income taxes, amortization of bond discounts and debt issuance costs, impairment, restructuring, environmental remediation and other charges, gains and losses on dispositions of various assets and businesses, and the effect of changes in working capital and other activities.

In the nine months ended November 2, 2013, net cash used in operating activities was $41.7 million and consisted of a net loss of $28.0 million plus non-cash items of $30.9 million less changes in working capital and other activities of $44.6 million. Non-cash items consisted primarily of capitalized PIK interest expense of $26.6 million, depreciation and amortization of $5.7 million, and amortization of bond discounts and debt issue costs of $5.2 million, offset by deferred income tax benefit of $8.6 million. Cash used in working capital and other activities consisted of an increase in net receivables of $11.6 million, an increase in net inventories of $17.5 million, and a decrease in accounts payable and other accrued expenses of $11.9 million as a result of timing of payments to vendors.

In the nine months ended October 27, 2012, net cash used in operating activities was $24.7 million and consisted of a net loss of $96.1 million plus non-cash items of $83.0 million less changes in working capital and other activities of $11.7 million. Non-cash items consisted primarily of capitalized PIK interest expense of $66.3 million, depreciation and amortization of $6.4 million, amortization of bond discounts and debt issuance costs of $5.4 million, restructuring, environmental remediation charges of $5.3 million, and impairment charges of $5.0 million. These non-cash items were offset by net gains of $2.4 million on the disposition of trademarks and businesses, and a net gain of $4.5 million on fair value of contingent consideration. Cash used in working capital and other activities consisted primarily of an increase in net receivables of $22.9 million as a result of timing of customer payments, and payments of liabilities associated with restructuring and environmental remediation activities of $11.3 million, offset by a decrease in net inventories of $7.2 million, and an increase in accounts payable and accrued expenses of $6.5 million.

Net cash used in investing activities. Net cash used in investing activities primarily relates to capital expenditures and payments for acquisitions and proceeds from dispositions. Net cash used in investing activities was $5.9 million in the nine months ended November 2, 2013 due primarily to capital expenditures of $11.7 million, partially offset by proceeds received from the disposition of a trademark. Net cash used in the nine months ended October 27, 2012 was $1.0 million due to deposits to restricted accounts and capital expenditures, partially offset by proceeds from dispositions of trademarks and businesses due primarily to capital expenditures of $8.5 million, partially offset by proceeds received from the disposition of a trademark

Net cash provided by financing activities. Net cash provided by financing activities primarily relates to borrowings and repayments of short-term debt obligations, long-term debt obligations, revolving credit facilities and debt issuance costs related thereto. Net cash provided by financing activities was $47.5 million in the nine months ended November 2, 2013 due to additional net borrowings of $42.5 million on the Wells Fargo Facility and additional borrowings of $5.0 million under the Sun Term Loan Agreements. Net cash provided by financing activities was $26.7 million in the nine months ended October 27, 2012 due to additional borrowings of $30.0 million under the Sun Term Loan Agreements.

Cash from discontinued operations. All cash flows from discontinued operations are combined with cash flows from continuing operations within our discussions of net cash from operating activities, investing activities, and financing activities above.

Net cash used in operating activities of Vince Holding Corp. included a $1.5 million increase and $9.8 million decrease in working capital requirements of discontinued operations for the nine months ended November 2, 2013 and October 27, 2012, respectively.

Noteworthy investing activities of discontinued operations consist of proceeds received from the dispositions of various businesses and trademarks. During the nine months ended November 2, 2013, Vince Holding Corp. sold the Baby Phat trademark and received $4.7 million in sale proceeds, net of related selling costs. During the nine months ended October 27, 2012, Vince Holding Corp. received $4.6 million net of selling costs to sell various trademarks related to discontinued operations, including its Phat Farm trademark.

Net cash from financing activities was not materially impacted by discontinued operations for all periods presented.

Off-Balance Sheet Arrangements

Vince Holding Corp. did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes during the periods presented herein.

Inflation

While inflation may impact Vince Holding Corp.’s sales and cost of goods sold, Vince Holding Corp. believes the effects of inflation on its results of operations and financial condition are not significant. While the business of Vince Holding Corp. consists solely of the Vince business after giving effect to the IPO and the Restructuring Transactions, Vince Holding Corp. cannot provide any assurances that its results of operations and financial condition will not be materially impacted by inflation in the future.

Seasonality

The industry in which we operate is cyclical and, consequently, our revenues are affected by general economic conditions and the seasonal trends characteristic to the apparel industry. Purchases of apparel are sensitive to a number of factors that influence the level of consumer spending, including economic conditions and the level or disposable consumer income, consumer debt, interest rates and consumer confidence. In addition, fluctuations in sales in any fiscal quarter are affected by the timing of seasonal wholesale shipments and other events affecting direct-to-consumer sales; as such, the financial results for any particular quarter may not be indicative of results for the fiscal year.

Critical Accounting Policies and Estimates

Our discussion of financial condition and results of operations relies on our Condensed Consolidated Financial Statements, as set forth in Item 1 of this Form 10-Q, that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. While we believe that these accounting policies are based on reasonable measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates.

A summary of our critical accounting policies is included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our consolidated financial statements for the fiscal year ended February 2, 2013 filed with the SEC on November 22, 2013. As of November 2, 2013, there have been no material changes to the critical accounting policies contained therein.

PART I—FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

b) Supplemental Information of Vince, LLC

Please note the following:

•	The information set forth in this section for Vince, LLC is provided as supplemental information and should not be considered in lieu of the information pertaining to Vince Holding Corp;

•	The financial information included in this section may not be indicative of Vince Holding Corp.’s financial position and operating results or what they would have been had the Vince business operated separately from the non-Vince businesses during the periods presented.

•	The financial information of Vince, LLC reflect the assets, liabilities, operations and activities directly attributable to Vince, LLC, and charges for the use of services provided by centralized Kellwood Company departments and shared facilities, all of which were deemed reasonable by management to present the financial position and results of operations for Vince, LLC on a stand-alone basis.

•	Vince, LLC is a borrower party under certain agreements governing Kellwood Company indebtedness. As such, these debt instruments and related balances including (but not limited to) interest expense and debt issuance costs have been reflected in the Vince, LLC financial information presented herein. On November 27, 2013, in connection with the IPO and Restructuring Transactions, this debt was refinanced, repaid, tendered or retired by Kellwood Company, and separated from Vince, LLC with all the non-Vince businesses, and is therefore no longer an obligation of Vince, LLC.

•	This Supplemental Information of Vince, LLC includes the following:

•	A condensed Balance Sheet at November 2, 2013 and at February 2, 2013; and condensed Statements of Operations for the three and nine month periods ended November 2, 2013 and October 27, 2012 and;

•	Management’s Discussion and Analysis of Financial Condition and Results of Operations at November 2, 2013 and for the three and nine month periods ended November 2, 2013 and October 27, 2012.

VINCE, LLC

CONDENSED BALANCE SHEETS

(In thousands, unaudited)

	November 2, 2013	February 2, 2013
Assets
Current assets:
Cash and cash equivalents	$85	$35
Trade receivables, net	40,366	33,931
Inventories, net	36,218	18,887
Prepaid expenses and other current assets	8,649	8,001

Total current assets	85,318	60,854
Property, plant and equipment, net	12,379	6,988
Intangible assets, net	110,393	110,842
Goodwill	63,746	63,746
Other assets	23,470	4,781

Total assets	$295,306	$247,211

Liabilities and Invested Equity
Current liabilities:
Short-term borrowings	$289,220	$79,883
Accounts payable	27,184	18,478
Accrued salaries and employee benefits	3,077	11,151
Other accrued expenses	4,206	1,054

Total current liabilities	323,687	110,466
Long-term debt	—	152,675
Deferred income taxes and other	5,190	6,087
Invested equity	(33,571)	(22,017)

Total liabilities and invested equity	$295,306	$247,211

VINCE, LLC

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, unaudited)

	Three Months Ended		Nine Months Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Net sales	$85,755	$76,990	$200,412	$167,521
Cost of products sold	44,032	41,872	107,538	91,991

Gross profit	41,723	35,118	92,874	75,530
Operating expenses:
Selling, general and administrative expenses	24,031	19,406	57,985	46,463
Amortization of intangible assets	149	150	449	449

Total operating expenses	24,180	19,556	58,434	46,912

Income from operations	17,543	15,562	34,440	28,618
Interest expense	6,865	6,059	19,294	16,749
Other expense, net	125	193	637	589

Income before income taxes	10,553	9,310	14,509	11,280
Provision for income taxes	4,184	3,748	5,740	4,537

Net income	$6,369	$5,562	$8,769	$6,743

SUPPLEMENTAL MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF VINCE, LLC

You should read the following discussion together with Vince, LLC’s condensed balance sheet and condensed statements of operations included elsewhere in this Item 2(b) of this Form 10-Q. You should also read this discussion in connection with “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Vince Holding Corp.” in Item 2(a) of this Form 10-Q for a detailed discussion of the effects of the IPO and related Restructuring Transactions on our financial condition and results of operations. The statements in this discussion regarding expectations of our future performance, liquidity and capital resources and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Risk Factors” in Item 1A of Part II of this Form 10-Q and “Special Note Regarding Forward-Looking Statements” in this Form 10-Q. Our actual results may differ materially from those contained in or implied by any forward-looking statements.

As used in this section, unless the context requires otherwise:

•	“our,” “us,” “we” and “Vince Holding Corp.” refer to Vince Holding Corp. (formerly known as Apparel Holding Corp.) and its consolidated subsidiaries (including Vince, LLC) after giving effect to the IPO and related Restructuring Transactions; on November 27, 2013, Apparel Holding Corp. changed its name to Vince Holding Corp.

•	“Vince” refers to the Vince business after giving effect to the IPO and related Restructuring Transactions; “Vince, LLC” refers to the entity that has historically held the Vince assets and liabilities and continues to do so following completion of the IPO and related Restructuring Transactions; and

•	“Kellwood” refers to Kellwood Holding, LLC and its consolidated subsidiaries (including Kellwood Company, LLC) after giving effect to the IPO and related Restructuring Transactions, as the going-forward owner and operator of the non-Vince businesses, or to the non-Vince businesses of Vince Holding Corp. prior to the consummation of the IPO and related Restructuring Transactions, as the context requires.

Vince Holding Corp. has maintained distinct financial records of its Vince and non-Vince businesses. Revenues and expenses identified as directly pertaining to the Vince or non-Vince businesses have been credited or charged directly to the Vince or non-Vince businesses, as applicable. Additionally, we will continue to be charged for the use of services provided by centralized Kellwood departments and shared facilities, such as distribution, information technology and back office support. However, the financial information included herein may not necessarily reflect the financial position, results of operations and cash flows of the Vince business in the future or what they would have been had we been operated separately from the non-Vince businesses during the periods presented.

Our future results of operations will include costs and expenses for us to operate as a stand-alone company, and, consequently, these costs and expenses may be materially different than our historical results of operations. We expect that we will incur significantly higher expenses such as audit fees, professional fees, and costs to maintain our corporate functions, such as board of director fees and expenses, SEC reporting costs and costs to comply with Sarbanes-Oxley Act and other internal control requirements. Also, as a stand-alone company, we may not be able to negotiate as favorable terms in contracts, such as those for materials, services and intellectual property, as those negotiated in the past by Vince Holding Corp. Accordingly, the Vince, LLC financial information for these periods may not be indicative of our future results of operations, financial position and cash flows.

Vince, LLC Results of Operations

(unaudited)

	Three Months Ended		Percentage of Net Sales
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
(In thousands, except store counts, percentages)
Statements of Operations:
Net sales	$85,755	$76,990	100.0%	100.0%
Cost of products sold	44,032	41,872	51.3	54.4

Gross profit	41,723	35,118	48.7	45.6
Operating expenses:
Selling, general and administrative expenses	24,031	19,406	28.0	25.2
Amortization of intangible assets	149	150	0.2	0.2

Total operating expenses	24,180	19,556	28.2	25.4

Income from operations	17,543	15,562	20.5	20.2
Interest expense	6,865	6,059	8.0	7.9
Other expense, net	125	193	0.2	0.2

Income before income taxes	10,553	9,310	12.3	12.1
Provision for income taxes	4,184	3,748	4.9	4.9

Net income	$6,369	$5,562	7.4%	7.2%

Other Operating and Financial Data:
Total stores at end of period	27	20
Comparable store sales growth	16.5%	23.4%
Capital expenditures	$4,025	$758

	Nine Months Ended		Percentage of Net Sales
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
(In thousands, except store counts, percentages)
Statements of Operations:
Net sales	$200,412	$167,521	100.0%	100.0%
Cost of products sold	107,538	91,991	53.7	54.9

Gross profit	92,874	75,530	46.3	45.1
Operating expenses:
Selling, general and administrative expenses	57,985	46,463	28.9	27.7
Amortization of intangible assets	449	449	0.2	0.3

Total operating expenses	58,434	46,912	29.1	28.0

Income from operations	34,440	28,618	17.2	17.1
Interest expense	19,294	16,749	9.7	10.0
Other expense, net	637	589	0.3	0.3

Income before provision for income taxes	14,509	11,280	7.2	6.8
Provision for income taxes	5,740	4,537	2.8	2.7

Net income	$8,769	$6,743	4.4%	4.1%

Other Operating and Financial Data:
Total stores at end of period	27	20
Comparable store sales growth	24.7%	18.0%
Capital expenditures	$7,431	$1,215

Non-GAAP Financial Measure

The table below presents a reconciliation of Adjusted EBITDA to net income based on our statements of operations for each of the periods indicated. The presentation of Adjusted EBITDA is intended to supplement understanding of Vince LLC’s operating performance. This non-GAAP financial measure is not intended to be a performance measure that should be regarded as an alternative to, or more meaningful than, GAAP measures and may not be comparable to similarly titled measures presented by other companies. Management believes Adjusted EBITDA assists in comparing performance over various reporting periods and against peers on a consistent basis because it removes from operating results the impact of items that do not reflect our core operating performance.

	Three Months Ended		Nine Months Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
(in thousands)
Adjusted EBITDA:
Wholesale	$25,035	$24,305	$57,107	$52,237
Direct-to-consumer	5,533	3,465	8,535	2,767

Segment Adjusted EBITDA	30,568	27,770	65,642	55,004
Unallocated Corporate Adjusted EBITDA	(9,235)	(7,918)	(22,806)	(19,892)

Total Adjusted EBITDA	21,333	19,852	42,836	35,112
Interest expense (a)	6,865	6,059	19,294	16,749
Provision for income taxes	4,184	3,748	5,740	4,537
Depreciation and amortization expense	739	535	1,846	1,456
Public company transition costs (b)	3,176	3,948	7,187	5,627

Net income	$6,369	$5,562	$8,769	$6,743

(a)	Interest expense for the three and nine month periods ended November 2, 2013 and October 27, 2012 represents interest costs and amortization of debt issuance costs on certain Kellwood Company indebtedness, including the Wells Fargo Facility, the Cerberus Term Loan and the Sun Term Loan Agreements. These debt instruments and related interest expense are included in the Vince, LLC financial statements as Vince, LLC was a borrower party thereunder during the periods presented. On November 27, 2013, in connection with the IPO and Restructuring Transactions, this debt was refinanced, repaid, tendered or retired by Kellwood Company, and separated from Vince, LLC with all the non-Vince businesses, and is therefore no longer an obligation of Vince, LLC. Also on November 27, 2013, in connection with the closing of the IPO and Restructuring Transactions, Vince, LLC and Vince Intermediate Holding, LLC entered into a new $175 million senior secured term loan credit facility.
(b)	Adjusted EBITDA does not include the impact of our public company transition costs and certain one-time costs of $3.2 million and $3.9 million for the three month periods ended November 2, 2013 and October 27, 2012, respectively, and $7.2 million and $5.6 million for the nine month periods ended November 2, 2013 and October 27, 2012, respectively. These costs include transition payments to our founders, charges that are directly attributable to the IPO, incremental costs for external legal counsel and consulting fees incurred to effect the Restructuring Transactions and other one-time costs. These charges are excluded due to their non-recurring nature and ability to impact comparability to other periods.

Three months ended November 2, 2013 Compared to Three months ended October 27, 2012

Net Sales for the three months ended November 2, 2013 were $85.8 million, increasing $8.8 million, or 11.4%, versus $77.0 million for the three months ended October 27, 2012. The increase in sales compared to the prior year is due to an increase in volume across both of our business segments.

	Net Sales by Segment		Segment Adjusted EBITDA
	Three Months Ended		Three Months Ended
	November 2, 2013	October 27 2012	November 2, 2013	October 27 2012
(in thousands)
Wholesale	$67,281	$65,651	$25,035	$24,305
Direct-to-consumer	18,474	11,339	5,533	3,465

Total	$85,755	$76,990	$30,568	$27,770

Net sales from our wholesale segment increased $1.6 million, or 2.4%, to $67.3 million in the three months ended November 2, 2013 from $65.7 million in the three months ended October 27, 2012. The increase in our Wholesale segment was driven by sales growth in our U.S. wholesale partners and the addition of 15 shop-in-shops with our domestic and international partners, offset by a shift of some purchases made by our international wholesale partners from the third quarter of fiscal 2013 to the second quarter of fiscal of 2013 and a planned shift of some purchases made by our off-price wholesale partners from the third quarter of fiscal 2013 to the fourth quarter of fiscal 2013.

Segment Adjusted EBITDA from our wholesale segment increased $0.7 million, or 2.9%, to $25.0 million in the three months ended November 2, 2013 from $24.3 million in the three months ended October 27, 2012. This increase was driven primarily from sales volume increases and a decrease in operating expenses as a percentage of wholesale sales. The decrease in operating expenses as a percentage of net wholesale sales resulted as our net wholesale sales grew at a rate greater than our expenses.

Net sales from our direct-to-consumer segment increased $7.2 million, or 63.7%, to $18.5 million in the three months ended November 2, 2013 from $11.3 million in the three months ended October 27, 2012. This sales growth was due to (i) comparable retail store sales growth of 16.5% contributing $1.4 million, (ii) opening seven stores as compared to the prior year period (bringing our total retail store count to 27 as of November 2, 2013, compared to 20 as of October 27, 2012) contributing $4.6 million, and (iii) e-commerce sales growth contributing $1.2 million.

Segment Adjusted EBITDA from our direct-to-consumer segment increased $2.0 million, or 57.1%, to $5.5 million in the three months ended November 2, 2013 from $3.5 million in the three months ended October 27, 2012. The increase resulted primarily from the sales volume increase of $7.2 million which more than offset the additional operating expenses incurred during the period to support the sales growth.

Gross Profit/Gross Margin rate was 48.7% for the three months ended November 2, 2013 compared to 45.6% for the three months ended October 27, 2012. The margin improvement of 310 basis points was driven by a higher percentage of our sales coming from the direct-to-consumer segment, in which we generally recognize higher margins, and an increased percentage of full-price versus off-price sales in our wholesale segment.

Selling, general and administrative expenses for the three months ended November 2, 2013 were $24.0 million, or 28.0% of sales, increasing $4.6 million, or 23.7%, versus $19.4 million, or 25.2% of sales, for the three months ended October 27, 2012. The increase in SG&A expenses compared to the prior year period is primarily due to:

•	Increased compensation expense of $1.5 million related to hiring and retaining certain key employees;

•	Increased occupancy and depreciation expense of $2.3 million due primarily to new retail store openings; and

•	Increased design, development and marketing expenses of $0.6 million to support our brand awareness growth efforts and the opening of new retail stores.

Amortization of intangible assets for the three months ended November 2, 2013 and the three months ended October 27, 2012 were unchanged at $0.2 million.

Interest expense for the three months ended November 2, 2013 was $6.9 million, increasing $0.8 million, or 13.1%, versus $6.1 million for the three months ended October 27, 2012. Interest expense increased as we had higher average debt balances period over period. The increase in overall debt balances was primarily due to additional borrowings under the Sun Term Loan Agreements during the three months ended November 2, 2013 to fund capital spending and corporate costs associated with preparation for the IPO, combined with the payment-in-kind feature of the interest recognized on these instruments. On November 27, 2013, in connection with the IPO and Restructuring Transactions, this debt was refinanced, repaid or retained by Kellwood Company and separated from Vince, LLC with all the non-Vince businesses, and is therefore no longer an obligation of Vince, LLC.

Other expense, net for the three months ended November 2, 2013 and the three months ended October 27, 2012 was largely unchanged at $0.1 million and $0.2 million, respectively.

Provision for income taxes for the three months ended November 2, 2013 was $4.2 million, increasing $0.5 million, or 11.6%, versus $3.7 million for the three months ended October 27, 2012. Our effective tax rate on pretax income for the three months ended November 2, 2013 and the three months ended October 27, 2012 was 39.6% and 40.3%, respectively. The rates for the three months ended November 2, 2013 and the three months ended October 27, 2012 differed from the U.S. statutory rate of 34.0% primarily due to state taxes for the periods presented.

Nine months ended November 2, 2013 Compared to Nine months ended October 27, 2012

Net Sales for the nine months ended November 2, 2013 were $200.4 million, increasing $32.9 million, or 19.6%, versus $167.5 million for the nine months ended October 27, 2012. The increase in sales compared to the prior year is due to an increase in volume across both of our business segments.

Segment Results of Operations

(unaudited)

	Net Sales by Segment		Segment Adjusted EBITDA
	Nine Months Ended		Nine Months Ended
	November 2, 2013	October 27 2012	November 2, 2013	October 27 2012
(in thousands)
Wholesale	$159,832	$143,715	$57,107	$52,237
Direct-to-consumer	40,580	23,806	8,535	2,767

Total	$200,412	$167,521	$65,642	$55,004

Net sales from our wholesale segment increased $16.1 million, or 11.2%, to $159.8 million in the nine months ended November 2, 2013 from $143.7 million in the nine months ended October 27, 2012. We increased volume with many of our premier wholesale partners through increased sales productivity in existing doors, including our first women’s shop-in-shop at Saks Fifth Avenue, opened in September 2012, and the opening of 14 additional shop-in-shops with our domestic and international partners.

Segment Adjusted EBITDA from our wholesale segment increased $4.9 million, or 9.4%, to $57.1 million in the nine months ended November 2, 2013 from $52.2 million in the nine months ended October 27, 2012. This increase was driven primarily from the sales volume increase of $16.1 million and a decrease in operating expenses as a percentage of wholesale sales, partially offset by a reduction in the gross margin rate primarily due to one-time charges associated with the recording of inventory reserves. The decrease in operating expenses as a percentage of net wholesale sales resulted as our net wholesale sales grew at a rate greater than our expenses during the first nine months of fiscal 2013.

Net sales from our direct-to-consumer segment increased $16.8 million, or 70.6%, to $40.6 million in the nine months ended November 2, 2013 from $23.8 million in the nine months ended October 27, 2012. This sales growth was due to (i) comparable retail store sales growth of 24.7% contributing $4.4 million, (ii) opening seven stores as compared to the prior year period (bringing our total retail store count to 27 as of November 2, 2013, compared to 20 as of October 27, 2012) contributing $9.3 million, and (iii) e-commerce sales growth contributing $3.0 million.

Segment Adjusted EBITDA from our direct-to-consumer segment increased $5.7 million, or 203.6% to $8.5 million in the nine months ended November 2, 2013 from $2.8 million in the nine months ended October 27, 2012. The increase resulted primarily from the sales volume increase of $16.8 million which more than offset the additional operating expenses incurred during the period to support the sales growth.

Gross Profit/Gross Margin rate increased 120 basis points to 46.3% for the nine months ended November 27, 2013 compared to 45.1% for the nine months ended October 27, 2012. The total margin rate increase was driven by a higher percentage of our sales coming from the direct-to-consumer segment, in which we generally recognize higher margins, and an increased percentage of full-price to off-price sales in our wholesale segment. The margin rate was unfavorably impacted during the nine months ended November 2, 2013 by one-time inventory reserves, and increased margin assistance provided to our wholesale partners.

Selling, general and administrative expenses for the nine months ended November 2, 2013 were $58.0 million, increasing $11.5 million, or 24.7%, versus $46.5 million for the nine months ended October 27, 2012. The increase in SG&A expenses compared to the prior year period is primarily due to:

•	Increased compensation expense of $2.6 million related to hiring and retaining certain key employees;

•	Increased occupancy and depreciation expense of $3.7 million due primarily to new retail store openings;

•	Increased design, development and marketing expenses of $3.0 million to support our brand awareness growth efforts and the opening of new retail stores; and

•	Increased corporate costs such as legal and other professional fees of $2.0 million associated with preparing to become a public company.

Amortization of intangible assets for the nine months ended November 2, 2013 and fiscal 2012 were unchanged at $0.5 million.

Interest expense for the first nine months of fiscal 2013 was $19.3 million, increasing $2.6 million, or 15.6%, versus $16.7 million for the nine months ended October 27, 2012. Interest expense increased as we had higher average debt balances period over period. The increase in overall debt balances was primarily due to additional borrowings under the Sun Term Loan Agreements during the nine months ended November 2, 2013 to fund capital spending and corporate costs associated with preparation for the IPO, combined with the payment-in-kind feature of the interest recognized on these instruments. On November 27, 2013, in connection with the IPO and Restructuring Transactions, this debt was refinanced, repaid or retained by Kellwood Company and separated from Vince, LLC with all the non-Vince businesses, and is therefore no longer an obligation of Vince, LLC.

Other expense, net for the nine months ended November 2, 2013 and the nine months ended October 27, 2012 2012 was unchanged at $0.6 million during both periods.

Provision for income taxes for the nine months ended November 2, 2013 was $5.7 million, increasing $1.2 million, or 26.5%, versus $4.5 million for the nine months ended October 27, 2012. Our effective tax rate on pretax income for the nine months ended November 2, 2013 and the nine months ended October 27, 2012 was 39.6% and 40.2%, respectively. The rates for the nine months ended November 2, 2013 and the nine months ended October 27, 2012 differed from the U.S. statutory rate of 34.0% primarily due to state taxes for the periods presented.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Vince Holding Corp. is exposed to interest rate risk resulting from fluctuations in interest expense of variable-rate debt, as well as fluctuations in the fair value of its fixed-rate debt instruments.

As of February 2, 2013, approximately 23.4% of our total debt outstanding related to variable-rate debt instruments, including the Wells Fargo Facility, Cerberus Term Loan, and the Sun Capital Loan Agreement and the Sun Promissory Notes. Affiliates of Sun Capital contributed $407.5 million of indebtedness, including under the Sun Capital Loan Agreement, in the Sun Capital Contribution during the nine months ended November 2, 2013. These obligations were contributed to the capital of Vince Holding Corp. in the Sun Capital Contribution or were repaid, refinanced, repurchased or discharged in connection with the IPO and Restructuring Transactions (including the Additional Sun Capital Contribution).

Based on quoted market prices obtained through independent pricing sources for the same or similar types of borrowing arrangements, our fixed-rate debt had a fair value of approximately $365.0 million as of November 2, 2013, which compares to the book value of $345.3 million. Market interest rate changes result in increases or decreases in the fair value of our fixed-rate debt. Notwithstanding that all of Vince Holding Corp.’s fixed-rate debt was repaid, refinanced, repurchased or discharged in connection with the IPO and Restructuring Transactions (after giving effect to the Sun Capital Contribution and the Additional Sun Capital Contribution), at November 2, 2013 a 100 basis point increase in interest rates would have resulted in approximately a $4.9 million decrease in the fair value of its fixed-rate debt; a 100 basis point decrease in interest rates would have resulted in approximately a $5.0 million increase in the fair value of its fixed-rate debt.

We do not believe that foreign currency risk, commodity price or inflation risks are expected to be material to our business or our consolidated financial position, results of operations or cash flows. Substantially all of our foreign sales and purchases are made in U.S. dollars.

In addition, Vince Holding Corp. does not believe that foreign currency risk, commodity price or inflation risks are expected to be material to its business or its consolidated financial position, results of operations or cash flows.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Attached as exhibits to this Form 10-Q are certifications of our chief executive officer and chief financial officer. Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires that we include these certifications with this report. This Controls and Procedures section includes information concerning the disclosure controls and procedures referred to in the certifications. You should read this section in conjunction with the certifications.

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act that are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures. Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective. There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

We are a party to routine legal proceedings that arise in the ordinary course of our business. Except as disclosed on our Registration Statement on Form S-1 (File No. 333-191336) relating to the IPO (the “Registration Statement”), we are not currently a party to any legal proceedings or environmental claims that we believe would, individually or in the aggregate, have a material adverse effect on our financial position, results of operations, or cash flows.

Item 1A. Risk Factors

The Company’s risk factors have not changed materially from those disclosed in our Registration Statement. The risk factors disclosed in our Registration Statement, in addition to the other information set forth in this report on Form 10-Q, could materially affect our business, financial condition or results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3. Defaults upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

10.1 Amendment No. 2 to Employment Agreement, dated as of September 24, 2013, between Jill Granoff and Kellwood Company (incorporated by reference to Exhibit 10.50 on Vince Holding Corp.’s Registration Statement on Form S-1, filed October 9, 2013)

10.2 Option Extension Agreement, dated as of August 5, 2013, by and between Michael Saunders, Kellwood Company, Apparel Holding Corp., SCSF Cardinal, LLC and Sun Cardinal, LLC (incorporated by reference to Exhibit 10.55 on Vince Holding Corp.’s Registration Statement on Form S-1, filed September 24, 2013)

31.1 CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101(a) Financial Statements in XBRL Format

(a)	Furnished with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ Lisa Klinger Lisa Klinger	Chief Financial Officer and Treasurer (as duly authorized officer and principal financial officer)	January 3, 2014