Form 10-K
period 2014-02-01
VINCE HOLDING CORP.
filed 2014-04-04
CIK 1579157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 1, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-36212

VINCE HOLDING CORP.

(Exact name of registrant as specified in its charter)

Delaware	75-3264870
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1441 Broadway—6th Floor

New York, New York 10018

(Address of principal executive offices) (Zip code)

(212) 515-2600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, $0.01 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation of S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 2, 2013, the last business day of the Registrant’s most recently completed second fiscal quarter, which ended August 3, 2013, the Registrant’s common stock was not publicly traded.

As of March 28, 2014, there were 36,723,727 shares of the registrant’s Common Stock outstanding.

INTRODUCTORY NOTE

On November 27, 2013, Vince Holding Corp. (“VHC” or the “Company”) completed an initial public offering (the “IPO”) of 11,500,000 shares of VHC common stock at a public offering price of $20.00 per share, including 1,500,000 shares of VHC common stock sold by certain stockholders of VHC. As a result of the IPO, VHC received net proceeds of $177 million, after deducting underwriting discounts, commissions and estimated offering expenses. The Company retained approximately $5 million of such proceeds for general corporate purposes and used the remaining net proceeds, together with net borrowings under its new term loan facility to repay a promissory note (the “Kellwood Note Receivable”) issued to Kellwood Company, LLC (“Kellwood Company” or “Kellwood”) in connection with the Restructuring Transactions (as defined herein) which occurred immediately prior to the consummation of the IPO. Proceeds from the repayment of the Kellwood Note Receivable were used to repay or discharge certain existing debt of Kellwood Company.

Prior to the IPO and the Restructuring Transactions, VHC was a diversified apparel company operating a broad portfolio of fashion brands, which included the Vince business. As a result of the IPO and Restructuring Transactions, the non-Vince businesses were separated from the Vince business, and the stockholders immediately prior to the consummation of the Restructuring Transactions (the “Pre-IPO Stockholders”) (through their ownership of Kellwood Holding, LLC) retained the full ownership and control of the non-Vince businesses. The Vince business is now the sole operating business of Vince Holding Corp., with the Pre-IPO stockholders retaining approximately a 68% ownership. Historical financial information for the non-Vince businesses has been presented as a component of discontinued operations, until the businesses were separated on November 27, 2013, in this annual report on Form 10-K and our Consolidated Financial Statements and related notes included herein.

DISCLOSURES REGARDING FORWARD LOOKING STATEMENTS

This annual report on Form 10-K, and any statements incorporated by reference herein, contains forward-looking statements under the Private Securities Litigation Reform Act of 1995. Such statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “seek,” “anticipate,” “intend,” “estimate,” “plan,” “target,” “project,” “forecast,” “envision” and other similar phrases. Although we believe the assumptions and expectations reflected in these forward-looking statements are reasonable, these assumptions and expectations may not prove to be correct and we may not achieve the financial results or benefits anticipated. These forward-looking statements are not guarantees of actual results. Our actual results may differ materially from those suggested in the forward-looking statements. These forward-looking statements involve a number of risks and uncertainties, some of which are beyond our control, including, without limitation: our ability to remain competitive in the areas of merchandise quality, price, breadth of selection, and customer service; our ability to anticipate and/or react to changes in customer demand and attract new customers; changes in consumer confidence and spending; our ability to maintain projected profit margins; unusual, unpredictable and/or severe weather conditions; the execution and management of our retail store growth, including the availability and cost of acceptable real estate locations for new store openings; the execution and management of our international expansion, including our ability to promote our brand and merchandise outside the U.S. and find suitable partners in certain geographies, our ability to expand our product offerings into new product categories including the ability find suitable licensing partners; our ability to successfully implement our marketing initiatives; our ability to protect our trademarks in the U.S. and internationally; our ability to maintain the security of electronic and other confidential information; serious disruptions and catastrophic events; changes in global economies and credit and financial markets; competition; our ability to attract and retain key personnel; commodity, raw material and other cost increases; compliance with laws, regulations and orders; changes in laws and regulations; outcomes of litigation and proceedings and the availability of insurance, indemnification and other third-party coverage of any losses suffered in connection therewith; tax matters and other factors as set forth from time to time in our Securities and Exchange Commission filings, including those described in this annual report on Form 10-K under “Item 1A—Risk Factors.” We intend these forward-looking statements to speak only as of the time of this annual report on Form 10-K and do not undertake to update or revise them as more information becomes available.

Part I

ITEM 1. BUSINESS.

For purposes of section “Vince,” the “Company,” “we,” and “our,” refer to Vince Holding. Corp. (“VHC”) and our wholly owned subsidiaries, including Vince Intermediate Holding, LLC and Vince, LLC. References to “Kellwood” refer, as applicable, to Kellwood Holding, LLC and its consolidated subsidiaries (including Kellwood Company, LLC) or the operations of the non-Vince businesses after giving effect to the Restructuring Transactions.

Overview

Vince is a prominent, high-growth contemporary fashion brand known for modern, effortless style and everyday luxury essentials. Founded in 2002, Vince has generated strong sales momentum over the last decade. We believe that we will achieve continued success by expanding our product assortment and distribution through premier wholesale partners in the U.S. and select international markets, as well as in our own branded retail locations and on our e-commerce platform. We have a small number of wholesale partners who account for a significant portion of our net sales. Net sales to the full-price, off-price and e-commerce operations of our four largest wholesale partners were 53% of our total revenue for fiscal 2013 and 55% of our total revenue for fiscal 2012. Of these partners, each of Nordstrom, Saks Fifth Avenue and Neiman Marcus accounted for more than 10% of our total revenue for fiscal 2013 and fiscal 2012. We design our products in the U.S. and source the vast majority of our products from contract manufacturers outside the U.S., primarily in Asia and South America.

We serve our customers through a variety of channels that reinforce the Vince brand image. Our diversified channel strategy allows us to introduce our products to customers through multiple distribution points that are reported in two segments: wholesale and direct-to-consumer. Our wholesale segment is comprised of sales to premier department stores and specialty stores in the U.S. and in select international markets, with U.S. wholesale representing 71% of our fiscal 2013 sales. We believe that our success in the U.S. wholesale channel and our strong relationships with premier wholesale partners provide opportunities for continued growth. These growth initiatives include creating enhanced product assortments and brand extensions through both in-house development activities and licensing arrangements, as well as continuing the build-out of branded shop-in-shops in select wholesale partner locations. We also believe international wholesale, which represented 8% of net sales for fiscal 2013, presents a significant growth opportunity as we strengthen our presence in existing geographies and introduce Vince in new markets globally.

In 2008, we initiated a direct-to-consumer strategy with the opening of our first retail store. As of February 1, 2014, we operated 28 stores, which consist of 22 full-price retail stores and six outlet locations. Based on a combination of third-party analyses and internal projections, we believe that the U.S. market can currently support at least 100 free-standing Vince store locations. The direct-to-consumer segment also includes our website, www.vince.com, which was launched in 2008. The direct-to-consumer segment accounted for 21% of fiscal 2013 net sales, and we expect sales from this channel to grow as we drive productivity in existing stores, open new stores and upgrade and re-launch our website in 2014.

Vince operates on a fiscal calendar widely used by the retail industry that results in a given fiscal year consisting of a 52 or 53-week period ending on the Saturday closest to January 31 of the following year.

•	References to “fiscal year 2013” or “fiscal 2013” refer to the fiscal year ended February 1, 2014;

•	References to “fiscal year 2012” or “fiscal 2012” refer to the fiscal year ended February 2, 2013; and

•	References to “fiscal year 2011” or “fiscal 2011” refer to the fiscal year ended January 28, 2012.

Each of fiscal years 2013 and 2011 consisted of a 52-week period and fiscal year 2012 consisted of a 53-week period.

Vince Holding Corp., previously named Apparel Holding Corp., was incorporated in Delaware in February 2008 in connection with the acquisition of Kellwood Company by affiliates of Sun Capital Partners, Inc. (“Sun Capital”). In September 2012, Kellwood Company formed Vince, LLC and all assets constituting the Vince business were contributed to Vince, LLC at such time (the “Vince Transfer”). On November 27, 2013, Apparel Holding Corp. was renamed Vince Holding Corp. in connection with the consummation of the IPO. Our principal executive office is located at 1441 Broadway, 6th Floor, New York, New York 10018 and our telephone number is (212) 515-2600. Our corporate website address is www.vince.com.

Initial Public Offering and Restructuring Transactions

On November 27, 2013 there was a series of transactions completed in connection with the consummation of the IPO. The following is a brief summary:

•	Initial public offering of 10,000,000 shares of VHC common stock at a public offering price of $20.00 per share. In connection with the IPO the underwriters exercised in full their option to purchase an additional 1,500,000 shares of VHC common stock from affiliates of Sun Capital. Shares of the Company’s common stock are listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “VNCE”.

•	Certain restructuring transactions (“Restructuring Transactions”) were completed, through which:

(i)	Kellwood Holding, LLC acquired the non-Vince businesses, which include Kellwood Company, LLC, from the Company; and

(ii)	the Company continues to own and operate the Vince business, which includes Vince, LLC.

The above Restructuring Transactions separated the Vince and non-Vince businesses on November 27, 2013. Any and all debt obligations outstanding at the time of the Restructuring Transactions either remained with Kellwood Holding, LLC and its subsidiaries (i.e. the non-Vince businesses) and/or were discharged, repurchased or refinanced in connection with the consummation of the IPO. Historical financial information for the non-Vince businesses has been presented as a component of discontinued operations, until the businesses were separated on November 27, 2013 in this annual report on Form 10-K and our Consolidated Financial Statements and related notes included herein.

•	Revolving Credit Facility—Vince, LLC entered into a new senior secured revolving credit facility (the “Revolving Credit Facility”). Bank of America, N.A. (“BofA”) serves as administrative agent under this new facility. This revolving credit facility provides for a revolving line of credit of up to $50 million. See “Revolving Credit Facility” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report on Form 10-K.

•	Term Loan Facility—Vince, LLC and Vince Intermediate Holding, LLC entered into a new $175 million senior secured term loan credit facility (the “Term Loan Facility”) with the lenders party thereto, BofA, as administrative agent, J.P. Morgan Chase Bank and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers. See “Term Loan Facility” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report on Form 10-K.

•	Shared Services Agreement—Vince, LLC entered into a shared services agreement with Kellwood Company, LLC on November 27, 2013 (the “Shared Services Agreement”) pursuant to which Kellwood Company, LLC provides support services to Vince, LLC in various operational areas including, among other things, distribution, logistics, information technology, accounts payable, credit and collections, and payroll and benefits. See “Shared Services Agreement” under “Item 13. Certain Relationships and Related Transactions, and Director Independence” in this annual report on Form 10-K.

•

Tax Receivable Agreement—The Company entered into a tax receivable agreement with the Pre-IPO Stockholders on November 27, 2013 (the “Tax Receivable Agreement”). The Tax Receivable Agreement provides for payments to the Pre-IPO Stockholders in an amount equal to 85% of the aggregate reduction in taxes payable realized by the Company and its subsidiaries from the utilization of certain tax benefits

(including net operating losses and tax credits generated prior to the IPO and certain section 197 intangible deductions). See “Tax Receivable Agreement” under “Item 13. Certain Relationships and Related Transactions, and Director Independence” in this annual report on Form 10-K.

Brand and Products

Vince is a prominent, high-growth contemporary fashion brand known for its modern, effortless style and everyday luxury essentials. The Vince brand was founded in 2002 with a collection of stylish women’s knits and cashmere sweaters that rapidly attracted a loyal customer base drawn to the casual sophistication and luxurious feel of our products. Over the last decade, Vince has generated strong sales momentum and has successfully grown to include a men’s collection in 2007, denim, leather and outerwear lines in 2010, and women’s footwear in 2012, which was launched through a licensing partnership. The Vince brand is synonymous with a clean, timeless aesthetic, sophisticated design and superior quality. We believe these attributes have generated strong customer loyalty and allowed us to hold a distinctive position among contemporary fashion brands. We also believe that we will achieve continued success by expanding our product assortment and distributing this expanded product assortment through our premier wholesale partners in the U.S. and select international markets, as well as through our growing number of branded retail locations and on our e-commerce platform.

Since our inception in 2002, we have offered contemporary apparel with a focus on clean and authentic design and superior quality. We believe that our differentiated design aesthetic and strong attention to detail and fit allow us to maintain premium pricing, and that the combination of quality and value positions Vince as an everyday luxury brand that encourages repeat purchases among our customers.

Over 85% of Vince’s net sales were comprised of women’s products with particular strength in sweaters and knit tops in fiscal 2013. Our women’s line includes seasonal collections of luxurious cashmere sweaters and silk blouses, leather and suede leggings and jackets, dresses, denim, tanks and t-shirts and a growing assortment of outerwear. Our men’s collection includes t-shirts, knit and woven tops, sweaters, denim, pants, blazers, outerwear and stylish leather jackets.

We have identified additional brand extension opportunities, including elevating our men’s collection, expanding outerwear, women’s pants and dresses, and implementing a replenishment program for core items. In addition to apparel, we currently offer women’s footwear through a licensing arrangement and are preparing to launch men’s footwear in 2014 with the same licensing partner. We also anticipate launching children’s apparel in 2014 through a licensing partner. We are also evaluating other brand extension opportunities through both in-house development activities and licensing arrangements with third parties.

Design and Merchandising

Our product design and merchandising efforts are led by our President and Chief Creative Officer and a team of designers and merchandisers. Our design team is focused on developing an elevated collection of Vince apparel and accessories that build upon the brand’s product heritage of modern, effortless style and everyday luxury essentials. The current design vision is to create a cohesive and compelling lifestyle product assortment with sophisticated head-to-toe looks for multiple wear occasions. Our design efforts are supported by well-established product development and production teams and processes that allow us to bring new products to market quickly. We are looking to further build our merchant capabilities and believe continued collaboration between design and merchandising will ensure we respond to consumer preferences and market trends with new innovative product offerings while maintaining our core fashion foundation.

Business Segments

We serve our customers through a variety of channels that reinforce the Vince brand image. Our diversified channel strategy allows us to introduce our products to customers through multiple distribution points that are reported in two segments: wholesale and direct-to-consumer.

	Net Sales by Segment
	Fiscal Year
(in thousands)	2013	2012(a)	2011
Wholesale	$229,114	$203,107	$151,921
Direct-to-consumer	59,056	37,245	23,334

Total	$288,170	$240,352	$175,255

(a)	Note that Fiscal 2012 contained 53 weeks. The additional week contributed approximately $17.6 million and $0.9 million of net sales to the wholesale and direct-to-consumer segments, respectively.

Wholesale Segment

Our wholesale segment is comprised of sales to premier department stores and specialty stores in the U.S. and in select international markets, with U.S. wholesale representing 71% and international wholesale representing 8% of our net sales for fiscal 2013. As of February 1, 2014, our products were sold to consumers through 2,300 doors through our wholesale partners. We had 11 shop-in-shops with our U.S. wholesale partners and 10 international shop-in-shops. Our products are currently sold in 47 countries, and we have one international free standing store in Tokyo, Japan that is operated by one of our distribution partners. Our wholesale segment also includes licensing. We signed our first licensing agreement for women’s footwear in fiscal 2012. Our footwear is sold in our own stores and by our licensee to select wholesale partners, and we earn a royalty based on net sales through our wholesale partners.

Direct-to-Consumer Segment

In 2008, we initiated a direct-to-consumer strategy with the opening of our first retail store. As of February 1, 2014, we operated 28 stores, which consist of 22 full-price retail stores and six outlet locations. The direct-to-consumer segment also includes our website, www.vince.com, which was launched in 2008. The direct-to-consumer segment accounted for approximately 21% of fiscal 2013 net sales, and we expect sales from this channel to grow as we drive productivity in existing stores, open new stores and upgrade and re-launch our website in 2014.

The following table details the number of retail stores we operated for the past three fiscal years:

	Fiscal 2013	Fiscal 2012	Fiscal 2011
Beginning of fiscal year	22	19	16
Opened	7	3	3
Closed	(1)	—	—

End of fiscal year	28	22	19

Marketing, Advertising and Public Relations

We use marketing, advertising and public relations as critical tools to deliver a consistent brand message. Our marketing is focused on showcasing our product and sophisticated style, as well as building an emotional connection with the customer. The Vince brand image is developed and cultivated by dedicated creative, marketing, visual merchandising and public relations teams that, along with the Vince design team and select outside agencies, work closely to ensure consistency of the brand message across various consumer touchpoints.

We engage in a wide range of direct marketing programs that include traditional media (direct mail, print advertising, cooperative advertising with wholesale partners and outdoor advertising), digital media (email, web) and social media (Facebook, Twitter, Instagram and Pinterest) to drive traffic across channels. We believe our customers will continue to be receptive to our marketing and social media efforts, which, in management’s opinion, have presented us with a strong new marketing channel to reach existing and prospective customers. We use Facebook as the main social media hub to generate conversation about the brand through daily lifestyle posts, focusing on product launches, style tips and in-store events. Social media platforms like Instagram allow us to tell our brand story creatively by offering behind-the-scenes access to events, press reviews and the Vince showroom, as well as featuring Vince enthusiasts wearing our products. In addition, the growing number of visits to www.vince.com, which totaled 2.6 million in fiscal 2013, representing a 50% increase from fiscal 2012, provides an opportunity to grow our customer base and communicate directly with our customers.

Our public relations team conducts a wide variety of press activities to reinforce the Vince brand image and create excitement around the brand. Vince apparel and footwear have appeared in the pages of major fashion magazines such as Vogue, Harper’s Bazaar, Elle, W, GQ, Esquire and Vanity Fair. Well-known trend-setters in entertainment and fashion are also regularly seen wearing the brand.

Sourcing and Manufacturing

Vince does not own or operate any manufacturing facilities. We contract for the purchase of finished goods with manufacturers who are responsible for the entire manufacturing process, including the purchase of piece goods and trim. Although we do not have long-term written contracts, we have long-standing relationships with a diverse base of vendors which we believe to be mutually satisfactory. We work with over 30 manufacturers across five countries, with 86% of our products produced in China in fiscal 2013. For cost and control purposes, we contract with select third-party vendors in the U.S. to produce a small portion of our merchandise that includes woven pants and products manufactured with man-made fibers.

All of our garments are produced according to our specifications, and we require that all of our manufacturers adhere to strict regulatory compliance and standards of conduct. Our vendors’ factories are monitored by our production team to ensure quality control, and they are monitored by independent third-party inspectors we employ for compliance with local manufacturing standards and regulations on an annual basis. Our quality assurance staff in the U.S. and Asia also monitors our vendors’ manufacturing facilities regularly, providing technical assistance and performing in-line and final audits to ensure the highest possible quality.

Distribution Facilities

Pursuant to the Shared Services Agreement, Kellwood provides distribution facilities and services in the U.S. These services include distribution, storage and fulfillment. Kellwood will continue to provide these services until such time as we elect to terminate the provision of such services in accordance with the terms of the Shared Services Agreement. See “Shared Services Agreement” under “Item 13—Certain Relationships and Related Transactions, and Director Independence” of this annual report on Form 10-K for additional information regarding the Shared Services Agreement.

As of February 1, 2014, we operated out of three distribution centers, two located in the U.S. and one in Belgium. The primary warehouse, located in City of Industry, California, includes 75,000 square feet dedicated to fulfilling orders for our wholesale partners and retail locations. An adjacent warehouse spanning 22,000 square feet supports Vince’s e-commerce business and offers additional capacity to support our projected growth over the next several years. Our space in both of the California warehouses utilize state-of-the-art warehouse management systems that are fully customer and vendor compliant and are completely integrated with our ERP (enterprise resource planning) and accounting systems.

The warehouse in Belgium is operated by a third-party logistics provider and supports our wholesale orders for customers located in Europe. The warehouse management systems of the Belgium warehouse are integrated with our ERP systems to provide us with near real-time visibility into our international distribution. We believe we have sufficient capacity in our domestic and international distribution facilities to support our continued growth.

Information Systems

Kellwood will continue to provide certain information technology services to us until such time as we elect to terminate provision of such services in accordance with the terms of the Shared Services Agreement. These services include information technology planning and administration, desktop support and help desk, our ERP system, financial applications, warehouse systems, reporting and analysis applications and our retail and e-commerce interfaces.

Our ERP system was developed from a core system that is widely used in the apparel and fashion industry, which we have customized to suit our inventory management and order processing requirements. We have integrated Oracle Financials with our ERP system to meet our financial reporting and accounting requirements. Additionally, we use a suite of third-party hosted retail applications integrated with our ERP system that provide us with merchandising, retail inventory management, point-of-sale systems, customer relationship management and retail accounting. Our retail applications are supported through a “Software as a Service” model, which allows for new implementations to occur quickly. Our ERP and warehouse management systems are also integrated with a hosted, third-party e-commerce platform.

Seasonality

The industry in which we operate is cyclical and, consequently, our revenues are affected by general economic conditions and the seasonal trends characteristic to the apparel and fashion industry. Purchases of apparel are sensitive to a number of factors that influence the level of consumer spending, including economic conditions and the level of disposable consumer income, consumer debt, interest rates and consumer confidence. In addition, fluctuations in sales in any fiscal quarter are affected by the timing of seasonal wholesale shipments and other events affecting direct-to-consumer sales; as such, the financial results for any particular quarter may not be indicative of results for the fiscal year.

Competition

We face strong competition in each of the product categories and markets where we compete on the basis of style, quality, price and brand recognition. Some of our competitors have achieved significant recognition for their brand names or have substantially greater financial, marketing, distribution and other resources than us. However, we believe that we have established a sustainable advantage and distinct position in the current marketplace, driven by a product assortment that combines classic and fashion-forward styling, and a pricing strategy that offers customers affordable luxury. Our competitors are varied but include Theory, Helmut Lang, Rag & Bone, James Perse, J. Crew, Michael Kors, Diane von Furstenberg and Tory Burch.

Employees

As of February 1, 2014, we had 355 employees, of which 213 were employed in retail stores. None of our employees are currently covered by a collective bargaining agreement, and we believe our employee relations are good.

Trademarks and Licensing

We own the Vince trademark for the production, marketing and distribution of our products in the U.S. and internationally. We have registered the trademark domestically and have registrations on file or pending in a number of foreign jurisdictions. We intend to continue to strategically register, both domestically and internationally, trademarks that we use today and those we develop in the future. We license the domain name for our website, www.vince.com, pursuant to a license agreement. Under this license agreement, we have an exclusive, irrevocable license to use the www.vince.com domain name without restriction at a nominal annual cost. While we may terminate such license agreement at our discretion, the agreement does not provide for termination by the licensor. We also own unregistered copyright rights in our design marks.

Available Information

We make available free of charge on our Internet website, www.vince.com, copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after filing such material electronically with, or otherwise furnishing it to, the Securities and Exchange Commission (the “SEC”). The reference to our website address does not constitute incorporation by reference of the information contained on the website, and the information contained on the website is not part of this annual report on Form 10-K.

ITEM 1A. RISK FACTORS.

The following risk factors should be carefully considered when evaluating our business and the forward-looking statements in this annual report on Form 10-K. See “Disclosures Regarding Forward Looking Statements.”

Risks Related to Our Business

General economic conditions in the U.S. and other parts of the world, including a continued weakening of the economy and restricted credit markets, can affect consumer confidence and consumer spending patterns.

The apparel industry has historically been subject to cyclical variations, recessions in the general economy or uncertainties regarding future economic prospects that affect consumer spending habits which could negatively impact our business overall, the carrying value of our tangible and intangible assets and specifically sales, gross margins and profitability. The success of our operations depends on consumer spending. Consumer spending is impacted by a number of factors, including actual and perceived economic conditions affecting disposable consumer income (such as unemployment, wages, energy costs and consumer debt levels), business conditions, interest rates and availability of credit and tax rates in the general economy and in the international, regional and local markets in which our products are sold.

Recent global economic conditions have included significant recessionary pressures and declines in employment levels, disposable income and actual and/or perceived wealth and further declines in consumer confidence and economic growth. These conditions have led and could lead to continued declines in consumer spending over the foreseeable future and may have resulted in a shift in consumer spending habits that makes it unlikely that spending will return to prior levels for the foreseeable future. The current depressed economic environment has been characterized by a decline in consumer discretionary spending and has disproportionately affected retailers and sellers of consumer goods, particularly those whose goods are viewed as discretionary or luxury purchases, including fashion apparel such as ours. While we have seen occasional signs of stabilization in the North American markets during 2012 and 2013, a shift towards continued recessionary conditions could adversely impact our sales volumes and overall profitability in the future. Further, the European debt crisis resulting from growing concerns that European countries could default on their national debt has caused instability in the European economy, which is one of the areas that we are currently targeting for international expansion. Continued economic volatility and declines in the value of the Euro or other foreign currencies could negatively impact the global economy as a whole. Such a condition may have a material adverse impact on the profitability and liquidity of our international operations, as well as hinder our ability to grow through expansion in the international markets.

Economic conditions have also led to a highly promotional environment and strong discounting pressure from both our wholesale partners and retail customers, which have had a negative impact on our revenues and profitability. This promotional environment may continue even after economic growth returns, as we expect consumer spending trends are likely to remain at historically depressed levels for the foreseeable future. The domestic and international political situation also affects consumer confidence. The threat, outbreak or escalation of terrorism, military conflicts or other hostilities around the world could lead to further decreases in consumer spending.

Intense competition in the apparel and fashion industry could reduce our sales and profitability.

As a fashion company, we face intense competition from other domestic and foreign apparel, footwear and accessories manufacturers and retailers. Competition may result in pricing pressures, reduced profit margins, lost market share or failure to grow our market share, any of which could substantially harm our business and results of operations. Competition is based on many factors including, without limitation, the following:

•	establishing and maintaining favorable brand recognition;

•	developing products that appeal to consumers;

•	pricing products appropriately;

•	determining and maintaining product quality;

•	obtaining access to sufficient floor space in retail locations;

•	providing appropriate services and support to retailers;

•	maintaining and growing market share;

•	hiring and retaining key employees; and

•	protecting intellectual property.

Competition in the apparel and fashion industry is intense and is dominated by a number of very large brands, many of which have longer operating histories, larger customer bases, more established relationships with a broader set of suppliers, greater brand recognition and greater financial, research and development, marketing, distribution and other resources than we do. These capabilities of our competitors may allow them to better withstand downturns in the economy or apparel and fashion industry. Any increased competition, or our failure to adequately address any of these competitive factors, could result in reduced sales, which could adversely affect our business, financial condition and operating results.

Competition, along with such other factors as consolidation within the retail industry and changes in consumer spending patterns, could also result in significant pricing pressure. These factors may cause us to reduce our sales prices to our wholesale partners and retail consumers, which could cause our gross margins to decline if we are unable to appropriately manage inventory levels and/or otherwise offset price reductions with comparable reductions in our operating costs. If our sales prices decline and we fail to sufficiently reduce our product costs or operating expenses, our profitability may decline, which could have a material adverse effect on our business, financial condition and operating results.

Our business depends on a strong brand image, and if we are not able to maintain or enhance our brand, particularly in new markets where we have limited brand recognition, we may be unable to sell sufficient quantities of our merchandise, which would harm our business and cause our results of operations to suffer.

We believe that maintaining and enhancing the Vince brand is critical to maintaining and expanding our customer base. Maintaining and enhancing our brand may require us to make substantial investments in areas such as visual merchandising (including working with our wholesale partners to transform select Vince displays into branded shop-in-shops), marketing and advertising, employee training and store operations. A primary component of our strategy involves expanding into other geographic markets and working with existing wholesale partners, particularly within the U.S. We anticipate that, as our business expands into new markets and further penetrates existing markets, and as the markets in which we operate become increasingly competitive, maintaining and enhancing our brand may become increasingly difficult and expensive. Certain of our competitors in the apparel industry have faced adverse publicity surrounding the quality, attributes and performance of their products. Our brand may similarly be adversely affected if our public image or reputation is tarnished by failing to maintain high standards for merchandise quality and integrity. Any negative publicity about these types of concerns may reduce demand for our merchandise. Maintaining and enhancing our brand will depend largely on our ability to be a leader in the contemporary apparel industry and to continue to provide high quality products. If we are unable to maintain or enhance our brand image, our results of operations may suffer and our business may be harmed.

A substantial portion of our revenue is derived from a small number of large wholesale partners, and the loss of any of these wholesale partners could substantially reduce our total revenue.

We have a small number of wholesale partners who account for a significant portion of our net sales. Net sales to the full-price, off-price and e-commerce operations of our four largest wholesale partners were 53% of our total revenue for fiscal 2013. Of these top four partners, there were three partners, Nordstrom, Sakes Fifth Avenue and Neiman Marcus, that accounted for more than 10% each of our total revenue for fiscal 2013, and such partners collectively represented approximately 46% of our total revenue in such period. We do not have written agreements with any of our wholesale partners, and purchases generally occur on an order-by-order basis. A decision by any of our major wholesale partners, whether motivated by marketing strategy, competitive conditions, financial difficulties or otherwise, to significantly decrease the amount of merchandise purchased from us or our licensing partners, or to change their manner of doing business with us or our licensing partners, could substantially reduce our revenue and have a material adverse effect on our profitability. Furthermore, due to the concentration of our wholesale partner base, our results of operations could be adversely affected if any of these wholesale partners fail to satisfy its payment obligations to us when due. During the past several years, the retail industry has experienced a great deal of ownership change, and we expect such change will continue. For example, Saks Fifth Avenue, one of our top four partners, was recently acquired by Hudson Bay Corporation. We cannot guarantee that our relationship with Saks Fifth Avenue will not be impacted by this ownership change and any strategic changes Saks Fifth Avenue may implement as a result. In addition, store closings by our wholesale partners decrease the number of stores carrying our products, while the remaining stores may purchase a smaller amount of our products and may reduce the retail floor space designated for our brand. In the future, retailers may further consolidate, undergo restructurings or reorganizations, realign their affiliations or reposition their stores’ target markets. Any of these types of actions could decrease the number of stores that carry our products or increase the ownership concentration within the retail industry. These changes could decrease our opportunities in the market, increase our reliance on a diminishing number of large wholesale partners and decrease our negotiating strength with our wholesale partners. These factors could have a material adverse effect on our business, financial condition and operating results.

We may not be able to successfully expand our wholesale partnership base or grow our presence with existing wholesale partners.

As part of our growth strategy, we intend to increase productivity and penetration with existing wholesale partners and form relationships with new, international wholesale partners. These initiatives may include the establishment of additional shop-in-shops within select department stores. The location of Vince displays or shop-in-shops within department stores is controlled in large part by our wholesale partners. Although the investments made by us and our wholesale partners in the development and installation of Vince displays and shop-in-shops decreases the risk that our wholesale partners will require us to move to a less desirable area of their store or reduce the space allocated to such displays and shops, they are not contractually prohibited from doing so or required to grant additional or more desirable space to us. As of February 1, 2014, we had 11 shop-in-shops with our U.S. wholesale partners and 10 shop-in-shops with our international wholesale partners. While expanding the number of shop-in-shops is part of our growth strategy, there can be no assurances we will be able to align our wholesale partners with this strategy and continue to receive floor space from our wholesale partners to open or expand shop-in-shops.

Our ability to attract customers to our stores depends heavily on successfully locating our stores in suitable locations and any impairment of a store location, including any decrease in customer traffic, could cause our sales to be less than expected.

Our approach to identifying locations for our retail stores typically favors street and mall locations near luxury and contemporary retailers that we believe are consistent with our key customers’ demographics and shopping preferences. Sales at these stores are derived, in part, from the volume of foot traffic in these locations. Changes in areas around our existing retail locations that result in reductions in customer foot traffic or otherwise render the locations unsuitable could cause our sales to be less than expected and the related leases are generally non-cancelable. Store locations may become unsuitable due to, and our sales volume and customer traffic generally may be harmed by, among other things:

•	economic downturns in a particular area;

•	competition from nearby retailers selling similar apparel;

•	changing consumer demographics in a particular market;

•	changing preferences of consumers in a particular market;

•	the closing or decline in popularity of other businesses located near our store; and

•	store impairments due to acts of God or terrorism.

Our ability to successfully open and operate new retail stores depends on many factors, including, among others, our ability to:

•	identify new markets where our products and brand image will be accepted or the performance of our retail stores will be successful;

•	obtain desired locations, including store size and adjacencies, in targeted malls or streets;

•	negotiate acceptable lease terms, including desired rent and tenant improvement allowances, to secure suitable store locations;

•	achieve brand awareness, affinity and purchase intent in the new markets;

•	hire, train and retain store associates and field management;

•	assimilate new store associates and field management into our corporate culture;

•	source and supply sufficient inventory levels; and

•	successfully integrate new retail stores into our existing operations and information technology systems, which will initially be provided by Kellwood under the terms of the Shared Services Agreement.

As of February 1, 2014, we had 28 stores, which consisted of 22 full-price retail stores and six outlet locations. We plan to double our store base over the next three to five years, including opening a net total of six to eight new stores in fiscal 2014. Our new stores, however, may not be immediately profitable and we may incur losses until these stores become profitable. Unavailability of desired store locations, delays in the acquisition or opening of new stores, delays or costs resulting from a decrease in commercial development due to capital restraints, difficulties in staffing and operating new store locations or a lack of customer acceptance of stores in new market areas may negatively impact our new store growth and the costs or the profitability associated with new stores. There can be no assurance that we will open the planned number of stores in fiscal 2014 or thereafter. Any failure to successfully open and operate new stores may adversely affect our business, financial condition and operating results.

As we expand our store base, we may be unable to maintain or grow comparable store sales or average sales per square foot at the same rates that we have achieved in the past, which could cause our share price to decline.

As we expand our store base, we may not be able to maintain or grow at the same rates of comparable store sales growth that we have achieved historically. In addition, we may not be able to maintain or grow our historic average sales per square foot as we move into new markets. If our future comparable store sales or average sales per square foot decline or fail to meet market expectations, the price of our common stock could decline. In addition, the aggregate results of operations through our wholesale partners and at our retail locations have fluctuated in the past and can be expected to continue to fluctuate in the future. A variety of factors affect both comparable store sales and average sales per square foot, including, among others, consumer spending patterns, fashion trends, competition, current economic conditions, pricing, inflation, the timing of the release of new merchandise and promotional events, changes in our product assortment, the success of marketing programs and weather conditions. If we misjudge the market for our products, we may incur excess inventory for some of our products and miss opportunities for other products. These factors may cause our comparable store sales results and average sales per square foot in the future to be materially lower than recent periods or our expectations, which could harm our results of operations and result in a decline in the price of our common stock.

We have grown rapidly in recent years and we have limited operating experience as a team at our current scale of operations. If we are unable to manage our operations at our current size or are unable to manage any future growth effectively, our business results and financial performance may suffer.

We have expanded our operations rapidly since our inception in 2002, and we have limited operating experience at our current size. Our business has grown significantly over the past three years, as we have grown our total net sales from $175.3 million in fiscal 2011 to $288.2 million in fiscal 2013. We have made and are making investments to support our near and longer-term growth. If our operations continue to grow over the longer term, of which there can be no assurance, we will be required to expand our sales and marketing, product development and distribution functions, to upgrade our management information systems and other processes, and to obtain more space for our expanding administrative support and other headquarters personnel. Kellwood will continue to provide services to us under the Shared Services Agreement. Our expansion may exceed the capacity that Kellwood is able to provide, on attractive pricing terms or at all, under the terms of the Shared Services Agreement (as more fully described below in “—Problems with our distribution system could harm our ability to meet customer expectations, manage inventory, complete sales and achieve targeted operating efficiencies”). Our continued growth could strain our existing resources, and we could experience operating difficulties, including obtaining sufficient raw materials at acceptable prices, securing manufacturing capacity to produce our products and experiencing delays in production and shipments. These difficulties would likely lead to a decrease in net revenue, income from operations and the price of our common stock.

Kellwood provides us with certain key services for our business. If Kellwood fails to perform its obligations to us or if we do not find appropriate replacement services, we may be unable to perform these services or implement substitute arrangements on a timely and cost-effective basis on terms favorable to us.

Prior to the IPO and Restructuring Transactions that closed on November 27, 2013, we operated as a business unit of Kellwood, and we have historically relied on the financial resources and the administrative and operational support systems of Kellwood to run our business. Some of the Kellwood systems we are using include ERP, human resource management systems and distribution applications. Many of these systems are complex and either highly customized or proprietary. In conjunction with our separation from Kellwood, we are in the process of separating our assets from those of Kellwood and either creating our own financial, administrative, operational and other support systems or contracting with third parties to replace Kellwood’s systems that are not provided to us under the terms of the Shared Services Agreement as discussed below. In order to successfully implement our own systems and operate as a stand-alone business, we must be able to attract and retain a number of highly skilled employees. We must also obtain goods, technology and services without the benefit of Kellwood’s purchasing power. As an entity separate from Kellwood, we may be unable to obtain such goods, technology and services at prices and on terms as favorable as those available to us prior to the separation, which could increase our costs and reduce our profitability.

We entered into a Shared Services Agreement in connection with the IPO and Restructuring Transactions on November 27, 2013. The Shared Services Agreement governs the provisions by which Kellwood provides certain support services to us, including distribution, information technology and back office support. Kellwood will provide these services until we elect to terminate the provision thereof in accordance with the terms of such agreement or, for services which require a term as a matter of law or which are based on a third-party agreement with a set term, the related termination date specified in the schedule thereto. Upon the termination of certain services, Kellwood may no longer be in a position to provide certain other related services. Assuming we proceed with our request to terminate the original services, such related services shall also be terminated in connection with such termination. The Shared Services Agreement will terminate automatically upon the termination of all services provided thereunder, unless earlier terminated by either party in connection with the other party’s material breach upon 30 days prior notice to such defaulting party. After termination of the agreement, Kellwood will have no obligation to provide any services to us. See “Shared Services Agreement” under “Item 13—Certain Relationships and Related Transactions, and Director Independence” of this annual report on Form 10-K for a description of these services. The services provided under the Shared Services Agreement (as may be amended from time to time) may not be sufficient to meet our needs and we may not be able to replace these services at favorable costs and on favorable terms, if at all. In addition, Kellwood has experienced financial difficulty in the past. For example, in 2009, Kellwood’s independent auditors raised substantial doubt regarding Kellwood’s ability to continue as a going concern. If Kellwood encounters any issues during the transitional period which impact its ability to provide services pursuant to the Shared Services Agreement, our business could be materially harmed. Any failure or significant downtime in our own financial or administrative systems or in Kellwood’s financial or administrative systems during the transitional period and any difficulty in separating our assets from Kellwood’s assets and integrating newly acquired assets into our business could result in unexpected costs, impact our results or prevent us from paying our suppliers and employees and performing other administrative services on a timely basis and could materially harm our business, financial condition, results of operations and cash flows.

Any disputes that arise between us and Kellwood with respect to our past and ongoing relationships could harm our business operations.

Disputes may arise between Kellwood and us in a number of areas relating to our past and ongoing relationships, including:

•	intellectual property and technology matters;

•	labor, tax, employee benefit, indemnification and other matters arising from our separation from Kellwood;

•	employee retention and recruiting;

•	business combinations involving us;

•	the nature, quality and pricing of transitional services Kellwood has agreed to provide us; and

•	business opportunities that may be attractive to both Kellwood and us.

We may not be able to resolve any potential conflicts, and even if we do, the resolution may be less favorable than if we were dealing with an unaffiliated party. As of February 1, 2014, affiliates of Sun Capital, who also control Kellwood, owned approximately 68% of our common stock. Additionally, Sun Cardinal, LLC, an affiliate of Sun Capital, has the ability to designate a majority of our directors.

Our limited operating experience and brand recognition in international markets may delay our expansion strategy and cause our business and growth to suffer.

We face additional risks with respect to our strategy to expand internationally, including our efforts to further expand our business in Canada, select European countries, Asia and the Middle East through arrangements with international partners. Our current operations are based largely in the U.S., with international sales representing approximately 8% of net sales for fiscal 2013. Therefore we have a limited number of customers and experience in operating outside of the U.S. We also do not have extensive experience with regulatory environments and market practices outside of the U.S. and cannot guarantee, notwithstanding our international partners’ familiarity with such environments and market practices, that we will be able to penetrate or successfully operate in any market outside of the U.S. Many of these markets have different operational characteristics, including employment and labor regulations, transportation, logistics, real estate (including lease terms) and local reporting or legal requirements. Furthermore, consumer demand and behavior, as well as style preferences, size and fit, and purchasing trends, may differ in these markets and, as a result, sales of our product may not be successful, or the margins on those sales may not be in line with those that we currently anticipate. In addition, in many of these markets there is significant competition to attract and retain experienced and talented employees. Failure to develop new markets outside of the U.S. or disappointing sales growth outside of the U.S. may harm our business and results of operations.

Our plans to improve and expand our product offerings may not be successful, and the implementation of these plans may divert our operational, managerial and administrative resources, which could harm our competitive position and reduce our net revenue and profitability.

In addition to our store expansion strategy, we plan to grow our business by increasing our core product offerings, which includes expanding our men’s collection, denim, outerwear, women’s bottoms and dresses assortment. We also plan to develop and introduce select new product categories and pursue select additional licensing opportunities such as intimates/loungewear, men’s footwear and fashion accessories.

The principal risks to our ability to successfully carry out our plans to improve and expand our product offerings are that:

•	if our expected product offerings fail to maintain and enhance our brand identity, our image may be diminished or diluted and our sales may decrease;

•	if we fail to find and enter into relationships with external partners with the necessary specialized expertise or execution capabilities, we may be unable to offer our planned product extensions or to realize the additional revenue we have targeted for those extensions; and

•	the use of licensing partners may limit our ability to conduct comprehensive final quality checks on merchandise before it is shipped to our stores or to our wholesale partners.

In addition, our ability to successfully carry out our plans to improve and expand our product offerings may be affected by economic and competitive conditions, changes in consumer spending patterns and changes in consumer preferences and style trends. These plans could be abandoned, could cost more than anticipated and could divert resources from other areas of our business, any of which could impact our competitive position and reduce our net revenue and profitability.

Our current and future licensing arrangements may not be successful and may make us susceptible to the actions of third parties over whom we have limited control.

Our current and future licensing arrangements may not be successful and may make us susceptible to the actions of third parties over whom we have limited control. We entered into a licensing agreement when we launched women’s footwear in 2012 and signed a licensing agreement in 2013 for the launch of children’s apparel in 2014. We also signed agreements to launch men’s footwear in 2014 through a licensing partner. In the future, we may enter into select additional licensing arrangements for product offerings which require specialized expertise. We may also enter into select licensing agreements pursuant to which we may grant third parties the right to distribute and sell our products in certain geographic areas. Although we have taken and will continue to take steps to select potential licensing partners carefully and monitor the activities of our licensing partners (through, among other things, approval rights over product design, production quality, packaging, merchandising, marketing, distribution and advertising), such arrangements may not be successful. Our licensing partners may fail to fulfill their obligations under their license agreements or have interests that differ from or conflict with our own, such as the pricing of our products and the offering of competitive products. In addition, the risks applicable to the business of our licensing partners may be different than the risks applicable to our business, including risks associated with each such partner’s ability to:

•	obtain capital;

•	exercise operational and financial control over its business;

•	manage its labor relations;

•	maintain relationships with suppliers;

•	manage its credit and bankruptcy risks; and

•	maintain customer relationships.

Any of the foregoing risks, or the inability of any of our licensing partners to successfully market our products or otherwise conduct its business, may result in loss of revenue and competitive harm to our operations in regions or product categories where we have entered into such licensing arrangements.

Our business will suffer if we fail to respond to changing customer tastes.

Customer tastes can change rapidly. We may not be able to anticipate, gauge or respond to these changes within a timely manner. We may also not be able to continue to satisfy our customers’ existing tastes and preferences. If we misjudge the market for products or product groups, or if we fail to identify and respond appropriately to changing consumer demands, we may be faced with unsold finished goods inventory, which could materially adversely affect expected operating results and decrease sales, gross margins and profitability.

If we are unable to accurately forecast customer demand for our products, our manufacturers may not be able to deliver products to meet our requirements, and this could result in delays in the shipment of products to our stores and to wholesale partners.

We stock our stores, and provide inventory to our wholesale partners, based on our or their estimates of future demand for particular products. Our inventory management and planning team determines the number of pieces of each product that we will order from our manufacturers based upon past sales of similar products, sales trend information and anticipated demand at our suggested retail prices. However, if our inventory and planning team fails to accurately forecast customer demand, we may experience excess inventory levels or a shortage of products. There can be no assurance that we will be able to successfully manage our inventory at a level appropriate for future customer demand.

Factors that could affect our inventory management and planning team’s ability to accurately forecast customer demand for our products include:

•	a substantial increase or decrease in demand for our products or for products of our competitors;

•	our failure to accurately forecast customer acceptance for our new products;

•	new product introductions or pricing strategies by competitors;

•	more limited historical store sales information for our newer markets;

•	weakening of economic conditions or consumer confidence in the future, which could reduce demand for discretionary items, such as our products; and

•	acts or threats of war or terrorism which could adversely affect consumer confidence and spending or interrupt production and distribution of our products and our raw materials.

Because of our rapid growth, we have occasionally placed insufficient levels of desirable product with our wholesale partners and in our retail locations such that we were unable to fully satisfy customer demand at those locations. We cannot guarantee that we will be able to match supply with demand in all cases in the future, whether as a result of our inability to produce sufficient levels of desirable product or our failure to forecast demand accurately. As a result of these inabilities or failures, we may encounter difficulties in filling customer orders or in liquidating excess inventory at discount prices and may experience significant write-offs. Additionally, if we over-produce a product based on an aggressive forecast of demand, retailers may not be able to sell the product and cancel future orders or require give backs. These outcomes could have a material adverse effect on brand image and adversely impact sales, gross margins and profitability.

Our senior management team has limited experience working together as a group, and may not be able to manage our business effectively.

Our CEO, Jill Granoff, and CFO, Lisa Klinger, joined the company in 2012. Many of the other members of our senior management team, including our President and Chief Creative Officer, Karin Gregersen, have been with us less than 18 months. As a result, our senior management team has limited experience working together as a group. This lack of shared experience could negatively impact our senior management team’s ability to quickly and efficiently respond to problems and effectively manage our business. If our management team is not able to work together as a group, our results of operations may suffer and our business may be harmed.

Loss of key personnel could disrupt our operations.

Our continued success is dependent on the ability to attract, retain and motivate qualified management, designers, administrative talent and sales associates to support existing operations and future growth. Competition for qualified talent in the apparel and fashion industry is intense, and we compete for these individuals with other companies that in many cases have greater financial and other resources. The loss of the services of any members of senior management or the inability to attract and retain other qualified executives could have a material adverse effect on our business, results of operations and financial condition.

Our competitive position could suffer if our intellectual property rights are not protected.

We believe that our trademarks and designs are of great value. From time to time, third parties have challenged, and may in the future try to challenge, our ownership of our intellectual property. In some cases, third parties with similar trademarks or other intellectual property may have pre-existing and potentially conflicting trademark registrations. We rely on cooperation from third parties with similar trademarks to be able to register our trademarks in jurisdictions in which such third parties have already registered their trademarks. We are susceptible to others imitating our products and infringing our intellectual property rights. Imitation or counterfeiting of our products or infringement of our intellectual property rights could diminish the value of our brands or otherwise adversely affect our revenues. The actions we have taken to establish and protect our trademarks and other intellectual property rights may not be adequate to prevent imitation of our products by others or to prevent others from seeking to invalidate our trademarks or block sales of our products as a violation of the trademarks and intellectual property rights of others. In addition, others may assert rights in, or ownership of, our trademarks and other intellectual property rights or in similar marks or marks that we license and/or market and we may not be able to successfully resolve these conflicts to our satisfaction. We may need to resort to litigation to enforce our intellectual property rights, which could result in substantial costs and diversion of resources. Successful infringement claims against us could result in significant monetary liability or prevent us from selling some of our products. In addition, resolution of claims may require us to redesign our products, license rights from third parties or cease using those rights altogether. Any of these events could harm our business and cause our results of operations, liquidity and financial condition to suffer.

We license our website domain name from a third-party. Pursuant to the license agreement (the “License Agreement”), our license to use www.vince.com will expire in 2018 and will automatically renew for successive one year periods, subject to our right to terminate the arrangement with or without cause; provided, that we must pay the applicable early termination fee and provide 30 days prior notice in connection with a termination without cause. The licensor has no termination rights under the License Agreement. Any failure by the licensor to perform its obligations under the License Agreement could adversely affect our brand and make it more difficult for users to find our website.

Problems with our distribution system could harm our ability to meet customer expectations, manage inventory, complete sales and achieve targeted operating efficiencies.

In the U.S., we rely on a distribution facility operated by Kellwood in City of Industry, California. Our ability to meet the needs of our wholesale partners and our own retail stores depends on the proper operation of this distribution facility. Kellwood will continue to provide distribution services, until we elect to terminate such services, as part of the Shared Services Agreement. We also have a warehouse in Belgium operated by a third-party logistics provider to support our wholesale orders for customers located in Europe. There can be no assurance that we will be able to enter into other contracts for an alternate or replacement distribution centers on acceptable terms or at all. Such an event could disrupt our operations. In addition, because substantially all of our products are distributed from one location, our operations could also be interrupted by labor difficulties, or by floods, fires, earthquakes or other natural disasters near such facility. We maintain business interruption insurance and are a beneficiary under similar Kellwood insurance policies related to Kellwood assets or services we utilize under the Shared Services Agreement. These policies, however, may not adequately protect us from the adverse effects that could result from significant disruptions to our distribution system. If we encounter problems with our distribution system, our ability to meet customer expectations, manage inventory, complete sales and achieve targeted operating efficiencies could be harmed. Any of the foregoing factors could have a material adverse effect on our business, financial condition and operating results.

The extent of our foreign sourcing may adversely affect our business.

Our products are primarily produced by, and purchased or procured from, independent manufacturing contractors located outside of the U.S., with approximately 93% of our total revenue for fiscal 2013 attributable to manufacturing contractors located outside of the U.S. These manufacturing contractors are located mainly in countries in Asia and South America, with approximately 86% of our purchases for fiscal 2013 attributable to manufacturing contractors located in China. A manufacturing contractor’s failure to ship products to us in a timely manner or to meet the required quality standards could cause us to miss the delivery date requirements of our customers for those items. The failure to make timely deliveries may cause customers to cancel orders, refuse to accept deliveries or demand reduced prices, any of which could have a material adverse effect on us. As a result of the magnitude of our foreign sourcing, our business is subject to the following risks:

•	political and economic instability in countries or regions, especially Asia, including heightened terrorism and other security concerns, which could subject imported or exported goods to additional or more frequent inspections, leading to delays in deliveries or impoundment of goods;

•	imposition of regulations, quotas and other trade restrictions relating to imports, including quotas imposed by bilateral textile agreements between the U.S. and foreign countries;

•	imposition of increased duties, taxes and other charges on imports;

•	labor union strikes at ports through which our products enter the U.S.;

•	labor shortages in countries where contractors and suppliers are located;

•	a significant decrease in availability or an increase in the cost of raw materials;

•	restrictions on the transfer of funds to or from foreign countries;

•	disease epidemics and health-related concerns, which could result in closed factories, reduced workforces, scarcity of raw materials and scrutiny or embargoing of goods produced in infected areas;

•	the migration and development of manufacturing contractors, which could affect where our products are or are planned to be produced;

•	increases in the costs of fuel, travel and transportation;

•	reduced manufacturing flexibility because of geographic distance between our foreign manufacturers and us, increasing the risk that we may have to mark down unsold inventory as a result of misjudging the market for a foreign-made product; and

•	violations by foreign contractors of labor and wage standards and resulting adverse publicity.

If these risks limit or prevent us from manufacturing products in any significant international market, prevent us from acquiring products from foreign suppliers, or significantly increase the cost of our products, our operations could be seriously disrupted until alternative suppliers are found or alternative markets are developed, which could negatively impact our business.

We do not have written agreements with any of our third-party manufacturing contractors. As a result, any single manufacturing contractor could unilaterally terminate its relationship with us at any time. One of our manufacturers in China, with whom we have worked for over five years, accounted for the production of approximately 12% of our finished products during fiscal 2013. Supply disruptions from this manufacturer (or any of our other manufacturers) could have a material adverse effect on our ability to meet customer demands, if we are unable to source suitable replacement materials at acceptable prices or at all. Our inability to promptly replace manufacturing contractors that terminate their relationships with us or cease to provide high quality products in a timely and cost-efficient manner could have a material adverse effect on our business, financial condition and operating results.

Fluctuations in the price, availability and quality of raw materials could cause delays and increase costs and cause our operating results and financial condition to suffer.

Fluctuations in the price, availability and quality of the fabrics or other raw materials, particularly cotton, leather, and synthetics used in our manufactured apparel, could have a material adverse effect on cost of sales or our ability to meet customer demands. The prices of fabrics depend largely on the market prices of the raw materials used to produce them. The price and availability of the raw materials and, in turn, the fabrics used in our apparel may fluctuate significantly, depending on many factors, including crop yields, weather patterns, labor costs and changes in oil prices. We may not be able to create suitable design solutions that utilize raw materials with attractive prices or, alternatively, to pass higher raw materials prices and related transportation costs on to our customers. We are not always successful in our efforts to protect our business from the volatility of the market price of raw materials, and our business can be materially affected by dramatic movements in prices of raw materials. The ultimate effect of this change on our earnings cannot be quantified, as the effect of movements in raw materials prices on industry selling prices are uncertain, but any significant increase in these prices could have a material adverse effect on our business, financial condition and operating results.

Our reliance on independent manufacturers could cause delays or quality issues which could damage customer relationships.

We use independent manufacturers to assemble or produce all of our products, whether inside or outside the U.S. We are dependent on the ability of these independent manufacturers to adequately finance the production of goods ordered and maintain sufficient manufacturing capacity. The use of independent manufacturers to produce finished goods and the resulting lack of direct control could subject us to difficulty in obtaining timely delivery of products of acceptable quality. We generally do not have long-term contracts with any independent manufacturers. Alternative manufacturers, if available, may not be able to provide us with products or services of a comparable quality, at an acceptable price or on a timely basis. Identifying a suitable supplier is an involved process that requires us to become satisfied with their quality control, responsiveness and service, financial stability and labor and other ethical practices. There can be no assurance that there will not be a disruption in the supply of our products from independent manufacturers or, in the event of a disruption, that we would be able to substitute suitable alternative manufacturers in a timely manner. The failure of any independent manufacturer to perform or the loss of any independent manufacturer could have a material adverse effect on our business, results of operations and financial condition.

If our independent manufacturers fail to use ethical business practices and comply with applicable laws and regulations, our brand image could be harmed due to negative publicity.

We have established and currently maintain operating guidelines which promote ethical business practices such as fair wage practices, compliance with child labor laws and other local laws. While we monitor compliance with those guidelines, we do not control our independent manufacturers or their business practices. Accordingly, we cannot guarantee their compliance with our guidelines. A lack of demonstrated compliance could lead us to seek alternative suppliers, which could increase our costs and result in delayed delivery of our products, product shortages or other disruptions of our operations.

Violation of labor or other laws by our independent manufacturers or the divergence of an independent manufacturer’s labor or other practices from those generally accepted as ethical in the U.S. or other markets in which we do business could also attract negative publicity for us and our brand. From time to time, our audit results have revealed a lack of compliance in certain respects, including with respect to local labor, safety and environmental laws. Other apparel companies have faced criticism after highly-publicized incidents or compliance issues have occurred or been exposed at factories producing their products. To the extent our manufacturers do not bring their operations into compliance with such laws or resolve material issues identified in any of our audit results, we may face similar criticism and negative publicity. This could diminish the value of our brand image and reduce demand for our merchandise. In addition, other apparel companies have encountered organized boycotts of their products in such situations. If we, or other companies in our industry, encounter similar problems in the future, it could harm our brand image, stock price and results of operations.

Monitoring compliance by independent manufacturers is complicated by the fact that expectations of ethical business practices continually evolve, may be substantially more demanding than applicable legal requirements and are driven in part by legal developments and by diverse groups active in publicizing and organizing public responses to perceived ethical shortcomings. Accordingly, we cannot predict how such expectations might develop in the future and cannot be certain that our guidelines would satisfy all parties who are active in monitoring and publicizing perceived shortcomings in labor and other business practices worldwide.

Our operating results are subject to seasonal and quarterly variations in our net revenue and income from operations, which could cause the price of our common stock to decline.

We have experienced, and expect to continue to experience, seasonal variations in our net revenue and income from operations. Seasonal variations in our net revenue are primarily related to increased sales of our products during our fiscal third and fourth quarters, reflecting our historical strength in sales during the fall and holiday seasons. Historically, seasonable variations in our income from operations have been driven principally by increased net revenue in such fiscal quarters.

Our rapid growth may have overshadowed whatever seasonal or cyclical factors might have influenced our business to date. In addition, as our revenue mix evolves over time to include more sales from additional retail stores, we may see an increase in the percentage of sales occurring during the fourth quarter. Such seasonal or cyclical variations in our business may harm our results of operations in the future, if we do not plan inventory appropriately, if customer shopping patterns fluctuate during such seasonal periods or if bad weather during the fourth quarter constrains shopping activity.

Any future seasonal or quarterly fluctuations in our results of operations may not match the expectations of market analysts and investors to assess the longer-term profitability and strength of our business at any particular point, which could lead to increased volatility in our stock price. Increased volatility could cause our stock price to suffer in comparison to less volatile investments.

We are subject to risks associated with leasing retail space, are generally subject to long-term non-cancelable leases and are required to make substantial lease payments under our operating leases, and any failure to make these lease payments when due would likely harm our business, profitability and results of operations.

We do not own any of our stores, but instead lease all of our retail stores under operating leases. Our leases generally have initial terms of 10 years, and generally can be extended only for one additional 5-year term. All of our leases require a fixed annual rent, and most require the payment of additional rent if store sales exceed a negotiated amount. Most of our leases are “net” leases, which require us to pay all of the cost of insurance, taxes, maintenance and utilities, and we generally cannot cancel these leases at our option. Additionally, certain of our leases allow the lessor to terminate the lease if we do not achieve a specified gross sales threshold. We have experienced circumstances in the past where landlords have attempted to invoke these contractual provisions. Although we believe we will achieve the required threshold to continue those leases, we cannot assure you that we will do so. Any loss of our store locations due to underperformance may harm our results of operations, stock price and reputation.

Payments under these leases account for a significant portion of our SG&A expenses. For example, as of February 1, 2014, we were a party to operating leases associated with our retail stores and corporate headquarters requiring future minimum lease payments of $10.1 million in the aggregate through fiscal 2014 and approximately $84.7 million thereafter. We expect that any new retail stores we open will also be leased by us under operating leases, which will further increase our operating lease expenses and require significant capital expenditures. Our substantial operating lease obligations could have significant negative consequences, including, among others:

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our ability to obtain additional financing;

•	requiring a substantial portion of our available cash to pay our rental obligations, thus reducing cash available for other purposes;

•	limiting our flexibility in planning for or reacting to changes in our business or in the industry in which we compete; and

•	placing us at a disadvantage with respect to some of our competitors.

We depend on cash flow from operations to pay our lease expenses and to fulfill our other cash needs. If our business does not generate sufficient cash flow from operating activities, and sufficient funds are not otherwise available to us from borrowings under our new credit facilities or from other sources, we may not be able to service our operating lease expenses, grow our business, respond to competitive challenges or fund our other liquidity and capital needs, which would harm our business.

In addition, additional sites that we lease are likely to be subject to similar long-term non-cancelable leases. If an existing or future store is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term if we cannot negotiate a mutually acceptable termination payment. In addition, as our leases expire, we may fail to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to close stores in desirable locations. Of our existing leases, no existing retail leases expire in fiscal 2014 and one lease expires in fiscal 2015. If we are unable to enter into new leases or renew existing leases on terms acceptable to us or be released from our obligations under leases for stores that we close, our business, profitability and results of operations may be harmed.

The Patient Protection and Affordable Care Act may materially increase our costs and/or make it harder for us to compete as an employer.

The Patient Protection and Affordable Care Act imposed new mandates on employers, including a requirement effective January 1, 2014 (which has temporarily been extended to January 1, 2015 due to a recent executive order) that employers with 50 or more full-time employees provide “credible” health insurance to employees or pay a financial penalty. Given our current health plan design, and assuming the law is implemented without significant changes, these mandates could materially increase our costs. Moreover, if we choose to opt out of offering health insurance to our employees, we may become less attractive as an employer and it may be harder for us to compete for qualified employees.

System security risk issues could disrupt our internal operations or information technology services, and any such disruption could negatively impact our net sales, increase our expenses and harm our reputation.

Experienced computer programmers and hackers, and even internal users, may be able to penetrate our network security and misappropriate our confidential information or that of third parties, including our customers, create system disruptions or cause shutdowns. In addition, employee error, malfeasance or other errors in the storage, use or transmission of any such information could result in a disclosure to third parties outside of our network. As a result, we could incur significant expenses addressing problems created by any such inadvertent disclosure or any security breaches of our network. This risk is heightened because we collect and store customer information, including credit card information, and use certain customer information for our marketing purposes. In addition, we rely on third parties for the operation of our website, www.vince.com, and for the various social media tools and websites we use as part of our marketing strategy.

Consumers are increasingly concerned over the security of personal information transmitted over the internet, consumer identity theft and user privacy, and any compromise of customer information could subject us to customer or government litigation and harm our reputation, which could adversely affect our business and growth. Moreover, we could incur significant expenses or disruptions of our operations in connection with system failures or breaches. In addition, sophisticated hardware and operating system software and applications that we procure form third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of our systems. The costs to us to eliminate or alleviate security problems, viruses and bugs, or any problems associated with the outsourced services could be significant, and the efforts to address these problems could result in interruptions, delays or cessation of service that may impeded our sales, distribution or other critical functions. In addition to taking the necessary precautions ourselves, we require that third-party service providers implement reasonable security measures to protect our customers’ identity and privacy. We do not, however, control these third-party service providers and cannot guarantee that no electronic or physical computer break-ins and security breaches will occur in the future.

Changes in laws, including employment laws and laws related to our merchandise, could make conducting our business more expensive or otherwise change the way we do business.

We are subject to numerous regulations, including labor and employment, customs, truth-in-advertising, consumer protection, and zoning and occupancy laws and ordinances that regulate retailers generally or govern the importation, promotion and sale of merchandise and the operation of stores and warehouse facilities. If these regulations were to change or were violated by our management, employees, vendors, independent manufacturers or partners, the costs of certain goods could increase, or we could experience delays in shipments of our products, be subject to fines or penalties, or suffer reputational harm, which could reduce demand for our merchandise and hurt our business and results of operations.

In addition to increased regulatory compliance requirements, changes in laws could make ordinary conduct of business more expensive or require us to change the way we do business. For example, changes in federal and state minimum wage laws could raise the wage requirements for certain of our employees at our retail locations, which would increase our selling costs and may cause us to reexamine our wage structure for such employees. Other laws related to employee benefits and treatment of employees, including laws related to limitations on employee hours, supervisory status, leaves of absence, mandated health benefits, overtime pay, unemployment tax rates and citizenship requirements, could negatively impact us, by increasing compensation and benefits costs which would in turn reduce our profitability.

Moreover, changes in product safety or other consumer protection laws could lead to increased costs to us for certain merchandise, or additional labor costs associated with readying merchandise for sale. It is often difficult for us to plan and prepare for potential changes to applicable laws and future actions or payments related to such changes could be material to us.

If we are unable to attract, assimilate and retain new employees, we may not be able to grow or successfully operate our business.

To be successful in continuing to grow our business, we will need to continue to attract, assimilate, retain and motivate highly talented employees with a range of skills and experience, especially at the store management levels. Although we have recently hired and trained new store managers and experienced sales associates at several of our retail locations, competition for employees in our industry is intense and we may from time to time experience difficulty in retaining our associates or attracting the additional talent necessary to support the growth of our business. These problems could be exacerbated as we embark on our strategy of opening new retail stores over the next several years. We will also need to attract and retain other professionals across a range of disciplines, including design, production, sourcing and international business, as we develop new product categories and continue to expand our international presence. Furthermore, we will need to recruit employees to provide, or enter into consulting or outsourcing arrangements with respect to the provision of, services provided by Kellwood under the Shared Services Agreement when Kellwood no longer provides such services thereunder. If we are unable to attract, assimilate and retain additional employees with the necessary skills, we may not be able to grow or successfully operate our business.

Our operations are restricted by our new credit facilities entered into on November 27, 2013.

We entered into a new revolving credit facility and a new term loan facility in connection with the IPO and Restructuring Transactions closed on November 27, 2013. Our new facilities contain significant restrictive covenants. These covenants may impair our financing and operational flexibility and make it difficult for us to react to market conditions and satisfy our ongoing capital needs and unanticipated cash requirements. Specifically, such covenants will likely restrict our ability and, if applicable, the ability of our subsidiaries to, among other things:

•	incur additional debt;

•	make certain investments and acquisitions;

•	enter into certain types of transactions with affiliates;

•	use assets as security in other transactions;

•	pay dividends;

•	sell certain assets or merge with or into other companies;

•	guarantee the debt of others;

•	enter into new lines of businesses;

•	make capital expenditures;

•	prepay, redeem or exchange our debt; and

•	form any joint ventures or subsidiary investments.

Our ability to comply with the covenants and other terms of our debt obligations will depend on our future operating performance. If we fail to comply with such covenants and terms, we would be required to obtain waivers from our lenders to maintain compliance with our debt obligations. If we are unable to obtain any necessary waivers and the debt is accelerated, a material adverse effect on our financial condition and future operating performance would likely result. The terms of our debt obligations may restrict or delay our ability to fulfill our obligations under the Tax Receivable Agreement. In accordance with the terms of the Tax Receivable

Agreement, delayed or unpaid amounts thereunder would accrue interest at a default rate of one-year LIBOR plus 300 basis points until paid. Our obligations under the Tax Receivable Agreement could result in a failure to comply with covenants or financial ratios required by our debt financing agreements and could result in an event of default under such a debt financing. See “Tax Receivable Agreement” under “Item 13—Certain Relationships and Related Transactions, and Director Independence” of this annual report on Form 10-K for more information regarding the terms of the Tax Receivable Agreement.

We are required to pay for 85% of certain tax benefits, and could be required to make substantial cash payments in which our stockholders will not participate.

We entered into a Tax Receivable Agreement with the Pre-IPO Stockholders in connection with the IPO and Restructuring Transactions which closed on November 27, 2013. Under the Tax Receivable Agreement, we will be obligated to pay to the Pre-IPO Stockholders an amount equal to 85% of the cash savings in federal, state and local income tax realized by us by virtue of our future use of the federal, state and local net operating losses (“NOLs”) held by us as of November 27, 2013, together with section 197 intangible deductions (collectively, the “Pre-IPO Tax Benefits”). “Section 197 intangible deductions” means amortization deductions with respect to certain amortizable intangible assets which are held by us and our subsidiaries immediately after November 27, 2013. Cash tax savings generally will be computed by comparing our actual federal, state and local income tax liability to the amount of such taxes that we would have been required to pay had such Pre-IPO Tax Benefits not been available to us. While payments made under the Tax Receivable Agreement will depend upon a number of factors, including the amount and timing of taxable income we generate in the future and any future limitations that may be imposed on our ability to use the Pre-IPO Tax Benefits, the payments could be substantial. Assuming the federal, state and local corporate income tax rates presently in effect, no material change in applicable tax law and no limitation on our ability to use the Pre-IPO Tax Benefits under Section 382 of the U.S. Internal Revenue Code, as amended (the “Code”), the estimated cash benefit of the full use of these Pre-IPO Tax Benefits would be approximately $205 million, of which 85%, or approximately $173 million, is potentially payable to the Pre-IPO Stockholders under the terms of the Tax Receivable Agreement. The Tax Receivable Agreement accordingly could require us to make substantial cash payments.

Although we are not aware of any issue that would cause the U.S. Internal Revenue Service (the “IRS”), to challenge any tax benefits arising under the Tax Receivable Agreement, the affiliates of Sun Capital will not reimburse us for any payments previously made if such benefits subsequently were disallowed, although the amount of any tax savings subsequently disallowed will reduce any future payment otherwise owed to the Pre-IPO Stockholders. For example, if our determinations regarding the applicability (or lack thereof) and amount of any limitations on the NOLs under Section 382 of the Code were to be successfully challenged by the IRS after payments relating to such NOLs had been made to the Pre-IPO Stockholders, we would not be reimbursed by the Pre-IPO Stockholders and our recovery would be limited to the extent of future payments (if any) otherwise remaining under the Tax Receivable Agreement. As a result, in such circumstances we could make payments to the Pre-IPO Stockholders under the Tax Receivable Agreement in excess of our actual cash tax savings. Furthermore, while we will generally only make payments under the Tax Receivable Agreement after we have recognized a cash flow benefit from the utilization of the Pre-IPO Tax Benefits, (other than upon a change of control or other acceleration event), the payments required under the agreement could require us to use a substantial portion of our cash from operations for those purposes.

At the effective date of the Tax Receivable Agreement, the liability recognized was accounted for in our financial statements as a reduction of additional paid-in capital. Subsequent changes in the Tax Receivable Agreement liability will be recorded through earnings in operating expenses. Even if the NOLs are available to us, the Tax Receivable Agreement will operate to transfer significantly all of the benefit to the Pre-IPO Stockholders. Additionally, the payments we make to the Pre-IPO Stockholders under the Tax Receivable Agreement are not expected to give rise to any incidental tax benefits to us, such as deductions or an adjustment to the basis of our assets.

Federal and state laws impose substantial restrictions on the utilization of NOL carry-forwards in the event of an “ownership change,” as defined in Section 382 of the Code. Under the rules, such an ownership change is generally any change in ownership of more than 50 percent of a company’s stock within a rolling three-year period, as calculated in accordance with the rules. The rules generally operate by focusing on changes in ownership among stockholders considered by the rules as owning directly or indirectly 5% or more of the stock of the company and any change in ownership arising from new issuances of stock by the company.

While we have performed an analysis under Section 382 of the Code that indicates the IPO and Restructuring Transactions would not constitute an ownership change, such technical guidelines are complex and subject to significant judgment and interpretation. With the IPO and Restructuring Transactions and other transactions that have occurred over the past three years, we may trigger or have already triggered an “ownership change” limitation. We may also experience ownership changes in the future as a result of subsequent shifts in stock ownership. As a result, if we earn net taxable income, our ability to use the pre-change NOL carry-forwards (after giving effect to payments to be made to the Pre-IPO Stockholders under the Tax Receivable Agreement) to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. Notwithstanding the foregoing, our analysis to date under Section 382 of the Code indicates that the IPO Restructuring Transactions have not triggered an “ownership change” limitation.

If we did not enter into the Tax Receivable Agreement, we would be entitled to realize the full economic benefit of the Pre-IPO Tax Benefits, to the extent allowed by federal, state and local law, including Section 382 of the Code. Subject to exceptions, the Tax Receivable Agreement is designed with the objective of causing our annual cash costs attributable to federal state and local income taxes (without regard to our continuing 15% interest in the Pre-IPO Tax Benefits) to be the same as we would have paid had we not had the Pre-IPO Tax Benefits available to offset our federal, state and local taxable income. As a result, we will not be entitled to the economic benefit of the Pre-IPO Tax Benefits that would have been available if the Tax Receivable Agreement were not in effect (except to the extent of our continuing 15% interest in the Pre-IPO Tax Benefits).

In certain cases, payments under the Tax Receivable Agreement to the Pre-IPO stockholders may be accelerated and/or significantly exceed the actual benefits we realize in respect of the Pre-IPO Tax Benefits.

Upon the election of an affiliate of Sun Capital to terminate the Tax Receivable Agreement pursuant to a change in control (as defined in the Tax Receivable Agreement) or upon our election to terminate the Tax Receivable Agreement early, all of our payment and other obligations under the Tax Receivable Agreement will be accelerated and will become due and payable. Additionally, the Tax Receivable Agreement provides that in the event that we breach any of our material obligations under the Tax Receivable Agreement by operation of law as a result of the rejection of the Tax Receivable Agreement in a case commenced under Title 11 of the United States Code (the “Bankruptcy Code”) then all of our payment and other obligations under the Tax Receivable Agreement will be accelerated and will become due and payable.

In the case of any such acceleration, we would be required to make an immediate payment equal to 85% of the present value of the tax savings represented by any portion of the Pre-IPO Tax Benefits for which payment under the Tax Receivable Agreement has not already been made, which upfront payment may be made years in advance of the actual realization of such future benefits. Such payments could be substantial and could exceed our actual cash tax savings from the Pre-IPO Tax Benefits. In these situations, our obligations under the Tax Receivable Agreement could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. There can be no assurance that we will have sufficient cash available or that we will be able to finance our obligations under the Tax Receivable Agreement.

If we were to elect to terminate the Tax Receivable Agreement, based on a discount rate equal to monthly LIBOR plus 300 basis points, we estimate that we would be required to pay approximately $159 million in the aggregate under the Tax Receivable Agreement.

We could incur significant costs in complying with environmental, health and safety laws or as a result of satisfying any liability or obligation imposed under such laws.

Our operations are subject to various federal, state, local and foreign environmental, health and safety laws and regulations. We could be held liable for the costs to address contamination of any real property ever owned, operated or used as a disposal site. In addition, in the event that Kellwood becomes financially incapable of addressing the environmental liability incurred prior to the structural reorganization separating Kellwood from Vince that occurred on November 27, 2013, a third-party may file suit and attempt to allege that Kellwood and Vince engaged in a fraudulent transfer by arguing that the purpose of the separation of the non-Vince assets from Vince Holding Corp. was to insulate our assets from the environmental liability. For example, pursuant to a Consent Decree with the U.S. Environmental Protection Agency (“EPA”) and the State of Missouri, a non-Vince subsidiary of Vince Holding Corp., which was separated from us in the Restructuring Transactions, is conducting a cleanup of contamination at the site of a plant in New Haven, Missouri, which occurred between 1973 and 1985. Kellwood has posted a letter of credit in the amount of $5.9 million as a performance guarantee for the estimated cost of the required remediation work. If, despite the financial assurance provided by Kellwood as required by the EPA, Kellwood became financially unable to address this remediation, and if the corporate separateness of Vince is disregarded or if a fraudulent transfer is found to have occurred, we could be liable for the full amount of the remediation. If this were to occur or if we were to became liable for other environmental liabilities or obligations, it could have a material adverse effect on our business, financial condition or results of operations.

We will incur significant expenses as a result of being a public company, which will negatively impact our financial performance and could cause our results of operations and financial condition to suffer.

We will incur significant legal, accounting, insurance, share-based compensation and other expenses as a result of being a public company. The Sarbanes-Oxley Act, as well as related rules implemented by the SEC and the securities regulators and by the NYSE, have required changes in corporate governance practices of public companies. We expect that compliance with these laws, rules and regulations, including compliance with Section 404(b) of the Sarbanes-Oxley Act once we are no longer an emerging growth company, will substantially increase our expenses, including our legal and accounting costs, and make some activities more time-consuming and costly. We also expect these laws, rules and regulations to make it more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or to incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as officers. To assist in the recruitment of qualified directors, officers and other members of senior management and to help align their interests with those of our stockholders, we have made and intend to continue to make equity grants under our new management equity incentive plan (the “Vince 2013 Incentive Plan”). As a result of the foregoing, we expect an increase in legal, accounting, insurance, share based compensation and certain other expenses in the future, which will negatively impact our financial performance and could cause our results of operations and financial condition to suffer.

Risks Related to Our Structure and Ownership

We are a “controlled company,” controlled by investment funds advised by affiliates of Sun Capital, whose interests in our business may be different from yours.

Affiliates of Sun Capital owned approximately 68% of our outstanding common stock as of March 28, 2014. As such, affiliates of Sun Capital will, for the foreseeable future, have significant influence over our reporting and corporate management and affairs, and will be able to control virtually all matters requiring stockholder approval. For so long as affiliates of Sun Capital own 30% or more of our outstanding shares of common stock, Sun Cardinal, LLC, an affiliate of Sun Capital, will have the right to designate a majority of our board of directors. For so long as affiliates of Sun Capital have the right to designate a majority of our board of directors, the directors designated by affiliates of Sun Capital are expected to constitute a majority of each committee of our board of directors, other than the Audit Committee, and the chairman of each of the committees, other than the Audit Committee, is expected to be a director serving on such committee who is designated by affiliates of Sun Capital, provided that, at such time as we are not a “controlled company” under the NYSE corporate governance standards, our committee membership will comply with all applicable requirements of those standards and a majority of our board of directors will be “independent directors,” as defined under the rules of the NYSE (subject to applicable phase-in rules).

As a “controlled company,” the rules of the NYSE exempt us from the obligation to comply with certain corporate governance requirements, including the requirements that a majority of our board of directors consists of “independent directors,” as defined under such rules, and that we have nominating and corporate governance and compensation committees that are each composed entirely of independent directors. These exemptions do not modify the requirement for a fully independent audit committee, which is permitted to be phased-in as follows: (1) one independent committee member at the time of listing; (2) a majority of independent committee members within 90 days of our initial public offering; and (3) all independent committee members within one year of our initial public offering. Similarly, once we are no longer a “controlled company,” we must comply with the independent board committee requirements as they relate to the nominating and corporate governance and compensation committees, on the same phase-in schedule as set forth above, with the trigger date being the date we are no longer a “controlled company”. Additionally, we will have 12 months from the date we cease to be a “controlled company” to have a majority of independent directors on our board of directors.

Affiliates of Sun Capital control actions to be taken by us and our board of directors, including amendments to our amended and restated certificate of incorporation and amended and restated bylaws and approval of significant corporate transactions, including mergers and sales of substantially all of our assets. The directors designated by affiliates of Sun Capital have the authority, subject to the terms of our indebtedness and the rules and regulations of the NYSE, to issue additional stock, implement stock repurchase programs, declare dividends and make other decisions. The NYSE independence standards are intended to ensure that directors who meet the independence standard are free of any conflicting interest that could influence their actions as directors. Our amended and restated certificate of incorporation provides that the doctrine of “corporate opportunity” does not apply against Sun Capital or its affiliates, or any of our directors who are associates of, or affiliated with, Sun Capital, in a manner that would prohibit them from investing in competing businesses or doing business with our partners or customers. It is possible that the interests of Sun Capital and its affiliates may in some circumstances conflict with our interests and the interests of our other stockholders, including you. For example, Sun Capital may have different tax positions from other stockholders which could influence their decisions regarding whether and when we should dispose of assets, whether and when we should incur new or refinance existing indebtedness, especially in light of the existence of the Tax Receivable Agreement, and whether and when we should terminate the Tax Receivable Agreement and accelerate our obligations thereunder. In addition, the structuring of future transactions may take into consideration tax or other considerations of Sun Capital and its affiliates even where no similar benefit would accrue to us. See “Item 13—Certain Relationships and Related Transactions, and Director Independence” of this annual report on Form 10-K for additional information.

We are a holding company and we are dependent upon distributions from our subsidiaries to pay dividends and taxes and other expenses.

Vince Holding Corp. is a holding company with no material assets other than its ownership of membership interests in Vince Intermediate Holding, LLC, a holding company that has no material assets other than its interest in Vince, LLC. Neither Vince Holding Corp. nor Vince Intermediate Holding, LLC have any independent means of generating revenue. To the extent that we need funds, for a cash dividend to holders of our common stock or otherwise, and Vince Intermediate Holding, LLC or Vince, LLC is restricted from making such distributions under applicable law or regulation or is otherwise unable to provide such funds, it could materially adversely affect our liquidity and financial condition.

We file consolidated income tax returns on behalf of Vince Holding Corp. and Vince Intermediate Holding, LLC. Most of our future tax obligations will likely be attributed to the operations of Vince, LLC. Accordingly, most of the payments against the Tax Receivable Agreement will be attributed to the operations of Vince, LLC. We intend to cause Vince, LLC to pay dividends or make funds available to us in an amount sufficient to allow us to pay our taxes and any payments due to certain of our stockholders under the Tax Receivable Agreement. If, as a consequence of these various limitations and restrictions, we do not have sufficient funds to pay tax or other liabilities, we may have to borrow funds and thus our liquidity and financial condition could be materially adversely affected. To the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, such payments will be deferred and will accrue interest at a default rate of one-year LIBOR plus 500 basis points until paid. See “Tax Receivable Agreement” under “Item 13—Certain Relationships and Related Transactions, and Director Independence” of this annual report on Form 10-K for more information regarding the terms of the Tax Receivable Agreement.

Anti-takeover provisions of Delaware law and our amended and restated certificate of incorporation and bylaws could delay and discourage takeover attempts that stockholders may consider to be favorable.

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may make the acquisition of our company more difficult without the approval of our board of directors. These provisions include:

•	the classification of our board of directors so that not all members of our board of directors are elected at one time;

•	the authorization of the issuance of undesignated preferred stock, the terms of which may be established and the shares of which may be issued without stockholder approval, and which may include super voting, special approval, dividend, or other rights or preferences superior to the rights of the holders of common stock;

•	stockholder action can only be taken at a special or regular meeting and not by written consent following the time that Sun Capital and its affiliates cease to beneficially own a majority of our common stock;

•	advance notice procedures for nominating candidates to our board of directors or presenting matters at stockholder meetings;

•	removal of directors only for cause following the time that Sun Capital and its affiliates cease to beneficially own a majority of our common stock;

•	allowing Sun Cardinal to fill any vacancy on our board of directors for so long as affiliates of Sun Capital own 30% or more of our outstanding shares of common stock and thereafter, allowing only our board of directors to fill vacancies on our board of directors; and

•	following the time that Sun Capital and its affiliates cease to beneficially own a majority of our common stock, super-majority voting requirements to amend our bylaws and certain provisions of our certificate of incorporation.

Our amended and restated certificate of incorporation also contains a provision that provides us with protections similar to Section 203 of the Delaware General Corporation Law (“DGCL”), and prevents us from engaging in a business combination, such as a merger, with a person or group who acquires at least 15% of our voting stock for a period of three years from the date such person became an interested stockholder, unless board or stockholder approval is obtained prior to acquisition. However, our amended and restated certificate of incorporation also provides that both Sun Capital and its affiliates and any persons to whom a Sun Capital affiliate sells its common stock will be deemed to have been approved by our board of directors.

These anti-takeover provisions and other provisions under Delaware law could discourage, delay or prevent a transaction involving a change of control of our company, even if doing so would benefit our stockholders. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and to cause us to take other corporate actions you desire.

Any issuance of preferred stock could make it difficult for another company to acquire us or could otherwise adversely affect holders of our common stock, which could depress the price of our common stock.

Our board of directors has the authority to issue preferred stock and to determine the preferences, limitations and relative rights of shares of preferred stock and to fix the number of shares constituting any series and the designation of such series, without any further vote or action by our stockholders. Our preferred stock could be issued with voting, liquidation, dividend and other rights superior to the rights of our common stock. The potential issuance of preferred stock may delay or prevent a change in control of us, discouraging bids for our common stock at a premium over the market price, and adversely affect the market price and the voting and other rights of the holders of our common stock.

We are an “emerging growth company” and have elected to comply with reduced public company reporting requirements, which could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined by the JOBS Act. For as long as we continue to be an emerging growth company, we have chosen to take advantage of certain exemptions from various public company reporting requirements. These exemptions include, but are not limited to, (i) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (ii) reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements, and (iii) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years after the first sale of our common equity securities pursuant to an effective registration statement under the Securities Act of 1933, as amended (the “Securities Act”), which such fifth anniversary will occur in 2018. However, if certain events occur prior to the end of such five-year period, including if we become a “large accelerated filer,” our annual gross revenues exceed $1.0 billion or we issue more than $1.0 billion of non-convertible debt in any three-year period, we would cease to be an emerging growth company prior to the end of such five-year period. We will become a large accelerated filer the year after we have an aggregate worldwide market value of the voting and non-voting common equity held by non-affiliates of $700 million or more. We have taken advantage of certain of the reduced disclosure obligations regarding executive compensation in this annual report on Form 10-K and may elect to take advantage of other reduced burdens in future filings. As a result, the information we provide to holders of our common stock may be different than you might receive from other public reporting companies in which you hold equity interests. We cannot predict if investors will find our common stock less attractive as a result of our reliance on these exemptions. If some investors find our common stock less attractive as a result of any choice we make to reduce disclosure, there may be a less active trading market for our common stock and the price for our common stock may be more volatile.

As an emerging growth company we are not required to comply with the rules of the SEC implementing Section 404(b) of the Sarbanes-Oxley Act and therefore our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal controls over financial reporting until the year following the year we cease to be an emerging growth company. We are required, however, to comply with the SEC’s rules implementing Section 302 and 404 other than 404(b) of the Sarbanes-Oxley Act. These rules require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. Though we are required to disclose changes made in our internal controls and procedures on a quarterly basis, we are not required to make our first annual assessment of our internal control over financial reporting pursuant to Section 404 until we file the annual report for the fiscal year ended January 31, 2015 (fiscal 2014). If we are unable to conclude that we have effective internal control over financial reporting, our independent registered public accounting firm is unable to provide us with an unqualified report as and when required by Section 404 or we are required to restate our financial statements, we may fail to meet our public reporting obligations and investors could lose confidence in our reported financial information, which could have a negative impact on the trading price of our stock.

Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. However, we have irrevocably elected not to avail ourselves of this extended transition period for complying with new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Our amended and restated certificate of incorporation also provides that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is, to the fullest extent permitted by applicable law, the sole and exclusive forum for any of the following: any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising under the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws; or any action asserting a claim against us that is governed by the internal affairs doctrine. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We do not own any real estate. Our 16,283-square-foot principal executive and administrative offices are located at 1441 Broadway, 6th Floor, New York, New York 10018 and are leased under an agreement expiring in December 2014. Our 5,900-square-foot showroom is located at 80 W. 40th Street, New York, New York 10018 and is leased under an agreement expiring in December 2017. Our 17,640 square-foot design studios are located at 5410 Wilshire Boulevard, Los Angeles, California and are leased under an agreement expiring in January 2015. In January 2014, we signed a lease for office space at 500 Fifth Avenue, New York, NY, and expect to consolidate our New York offices into one location by the end of fiscal 2014.

As of February 1, 2014, we leased approximately 56,855 gross square feet related to our 28 retail stores. Our leases generally have initial terms of 10 years and cannot be extended or can be extended for one additional 5-year term. Our leases require a fixed annual rent, and most require the payment of additional rent if store sales exceed a negotiated amount. Most of our leases are “net” leases, which require us to pay all of the cost of insurance, taxes, maintenance and utilities. Although we generally cannot cancel these leases at our option, certain of our leases allow us, and in some cases, the lessor, to terminate the lease if we do not achieve a specified gross sales threshold.

The following store list shows the location, opening date, type and size of our retail locations as of February 1, 2014:

Vince Location	State	Opening Date	Type	Gross Square Feet	Selling Square Feet
Robertson (Los Angeles)	CA	April 9, 2008	Street	1,151	938
Melrose (Los Angeles)	CA	September 4, 2008	Street	1,537	1,385
Washington St. (Meatpacking)	NY	February 3, 2009	Street	2,000	1,239
Prince St. (Nolita)	NY	July 25, 2009	Street	1,396	1,108
San Francisco	CA	October 15, 2009	Street	1,895	1,408
Chicago	IL	October 1, 2010	Street	2,590	1,371
Madison Ave.	NY	August 3, 2012	Street	3,503	1,928
Westport	CT	March 28, 2013	Street	1,801	1,344
Greenwich	CT	July 19, 2013	Street	2,463	1,724
Mercer St. (Soho)	NY	August 22, 2013	Street	4,500	3,080
Columbus Ave (Upper West Side)	NY	December 18, 2013	Street	4,465	3,126

Total Street (11):				27,301	18,651

Malibu	CA	August 9, 2009	Mall	797	705
Dallas	TX	August 28, 2009	Mall	1,368	1,182
Boca Raton	FL	October 13, 2009	Mall	1,547	1,199
Boston	MA	October 20, 2009	Mall	1,370	1,015
White Plains	NY	November 6, 2009	Mall	1,325	1,045
Atlanta	GA	April 16, 2010	Mall	1,643	1,356
Palo Alto	CA	September 17, 2010	Mall	2,028	1,391
Bellevue Square	WA	November 5, 2010	Mall	1,460	1,113
Manhasset	NY	April 22, 2011	Mall	1,414	1,000
Newport Beach	CA	May 20, 2011	Mall	1,656	1,242
The Grove	CA	November 20, 2012	Mall	1,862	1,160

Total Mall and Lifestyle Centers (11):				16,470	12,408

Total Full-Price (22):				43,771	31,059

Orlando	FL	July 17, 2009	Outlet	2,065	1,165
Cabazon	CA	November 11, 2011	Outlet	2,066	1,118
Riverhead	NY	November 30, 2012	Outlet	2,100	1,490
Chicago	IL	August 1, 2013	Outlet	2,611	1,828
Seattle	WA	August 30, 2013	Outlet	2,214	1,550
Las Vegas	NV	October 3, 2013	Outlet	2,028	1,420

Total Outlets (6):				13,084	8,571

Total (28):				56,855	39,630

ITEM 3. LEGAL PROCEEDINGS.

We are subject to various legal proceedings and claims, which arise in the ordinary course of our business. Although the outcome of these and other claims cannot be predicted with certainty, management does not believe that the ultimate resolution of these matters will have a material adverse effect on our financial condition, cash flows or results of operation.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

Part II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock has been traded on the New York Stock Exchange under the symbol “VNCE” since November 22, 2013. Prior to that time there was no public market for our stock. The following table sets forth the high and low sale prices of our common stock as reported on the New York Stock Exchange:

Market Information

Fiscal 2013	High	Low
Fourth Quarter (since November 22, 2013)	$32.76	$22.53

Record Holders

As of March 28, 2014 there were 5 record holders of our common stock.

Dividends

We have never paid cash dividends on our common stock. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business, and we do not anticipate paying any cash dividends in the foreseeable future. In addition, because we are a holding company, our ability to pay dividends depends on our receipt of cash dividends from our subsidiaries. The terms of our indebtedness substantially restrict the ability to pay dividends. See “Existing Credit Facilities and Debt as of February 1, 2014 (Post IPO and Restructuring Transactions)” under “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” of this annual report on Form 10-K for a description of the related restrictions.

Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, restrictions contained in current and future financing instruments and other factors that our board of directors deems relevant.

Unregistered Sales of Equity Securities

On October 3, 2013, David Falwell, Kellwood Company and VHC entered into an Option Settlement Agreement (the “Option Settlement Agreement”). Mr. Falwell previously held a vested and exercisable option to acquire 57,035 shares of non-voting Kellwood Company common stock under the 2010 Option Plan and a grant agreement dated August 11, 2011 (the “Falwell Option”). Pursuant to the Option Settlement Agreement, when Mr. Falwell exercised the Option, he received 52,422 non-voting shares of common stock of VHC from Kellwood in lieu of 57,035 shares of non-voting common stock of Kellwood Company. Kellwood Company received $127,897 from Mr. Falwell in connection with the exercise of the Falwell Option. VHC received no monetary proceeds from the exercise of the Falwell Option, and instead received 57,035 shares of non-voting stock of Kellwood Company in return for the issuance of the 52,422 non-voting shares of VHC common stock to Kellwood Company. The shares of non-voting common stock of VHC were issued to Kellwood Company pursuant to Section 4(a)(2) of the Securities Act.

Except as set forth above in the immediately preceding paragraph, we did not sell any unregistered securities from January 29, 2011 through February 1, 2014.

Use of Proceeds

On November 21, 2013, our registration statement on Form S-1 (File No. 333- 191336) was declared effective for the IPO, pursuant to which we registered the offering and sale of 11,500,000 shares of our common stock, including 1,500,000 additional shares pursuant to the underwriters’ option to purchase additional shares from the selling stockholders, at a public offering price of $20.00 per share for aggregate gross proceeds of approximately $200 million to us (with respect to the 10,000,000 shares of common stock sold by us in the offering). Goldman, Sachs & Co. and Robert W. Baird & Co. Incorporated acted as joint book-running managers of the offering and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital Inc., J.P. Morgan Securities LLC and Wells Fargo Securities, LLC acted as joint bookrunning managers in the offering.

As a result of the offering, we received net proceeds of approximately $177.0 million, after deducting underwriting discounts and commissions (with respect to the 10,000,000 primary shares) of approximately $14.0 million and offering expenses of approximately $9.0 million. None of such payments were direct or indirect payments to any of our affiliates or to our directors or officers or their associates or to persons owning 10% or more of our common stock.

We used $172 million of the net proceeds from the offering, along with $169.5 million of net borrowings under the Term Loan Facility, to repay the $341.5 million Kellwood Note Receivable. The remaining $5.0 million of the net proceeds from the offering were used for general corporate purposes.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any shares of common stock during the three months ended February 1, 2014.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.

The selected historical consolidated financial data for each of the years in the three-year period ended February 1, 2014 and as of February 1, 2014 have been derived from our audited consolidated financial statements included elsewhere in this annual report on Form 10-K.

The historical results presented below are not necessarily indicative of the results expected for any future period. The information should be read in conjunction with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this annual report on Form 10-K and our Consolidated Financial Statements and related notes included herein.

	Fiscal Year(1)
(In thousands, except for share data, percentages and store counts)	2013	2012	2011
Statement of Operations Data:
Net sales	$288,170	$240,352	$175,255
Cost of products sold	155,154	132,156	89,545

Gross profit	133,016	108,196	85,710
Selling, general and administrative expenses (2)	83,663	67,260	42,793

Income from operations	49,353	40,936	42,917
Interest expense, net (3)	18,011	68,684	81,364
Other expense, net	679	769	478

Income (loss) before income taxes	30,663	(28,517)	(38,925)
Provision for Income taxes	7,268	1,178	2,997

Net income (loss) from continuing operations	23,395	(29,695)	(41,922)
Net loss from discontinued operations, net of tax	(50,815)	(78,014)	(105,944)

Net loss	$(27,420)	$(107,709)	$(147,866)

Basic earnings (loss) per share:
Net income (loss) from continuing operations	$0.83	$(1.13)	$(1.60)
Net loss from discontinued operations, net of tax	(1.81)	(2.98)	(4.04)

Net loss	$(0.98)	$(4.11)	$(5.64)

Diluted earnings (loss) per share:
Net income (loss) from continuing operations	$0.83	$(1.13)	$(1.60)
Net loss from discontinued operations, net of tax	(1.81)	(2.98)	(4.04)

Net loss	$(0.98)	$(4.11)	$(5.64)

Weighted average shares outstanding:
Basic	28,119,794	26,211,130	26,211,130
Diluted	28,272,925	26,211,130	26,211,130

	As of
	February 1, 2014	February 2, 2013	January 28, 2012
Balance Sheet Data:
Cash and cash equivalents	$21,484	$317	$1,839
Working capital	65,398	9,746	(2,149)
Total assets	414,342	442,124	468,445
Long-term debt	170,000	391,434	605,292
Other liabilities (long-term)(4)	169,015	—	—
Stockholders’ equity (deficit)	33,551	(561,265)	(743,021)

	Fiscal Year(1)
(In thousands, except for share data, percentages and store counts)	2013	2012	2011
Other Operating and Financial Data:
Net Sales By Segment:
Wholesale	$229,114	$203,107	$151,921
Direct-to-consumer	59,056	37,245	23,334

Total Net sales	$288,170	$240,352	$175,255

Total wholesale doors at end of period	2,300	2,145	1,761
Total stores at end of period	28	22	19
Comparable store sales growth (5)	20.6%	20.8%	7.6%
Depreciation and amortization	$2,785	$2,009	$1,701
Capital expenditures	$10,073	$1,821	$1,450

(1)	Fiscal year ends on Saturday closest to January 31. Fiscal 2012 (ended February 2, 2013) consisted of 53 weeks. Fiscal 2013 (ended February 1, 2014) and Fiscal 2011 (ended January 28, 2012) consisted of 52 weeks.
(2)	Includes the impact of public company transition costs of approximately $9,751, $9,331 and $0 in Fiscal 2013, 2012 and 2011, respectively.
(3)	Interest expense prior to the Company’s IPO in November 2013 is associated with the Sun Promissory and Sun Capital Loan agreements. Interest expense after the IPO in November 2013 represents interest and amortization of deferred financing costs incurred in connection with the Company’s new $175,000 Term Loan facility. Annualized interest expense under the Term Loan facility, before consideration of any debt principal payments, is approximately $11,600.
(4)	Other liabilities includes the impact of recording the long-term portion of the Tax Receivable Agreement with the Pre-IPO Stockholders entered into in November 2013, which represents our obligation to pay 85% of estimated cash savings on federal, state and local income taxes realized by us through our use of certain net tax assets retained by us subsequent to the completion of the IPO and Restructuring Transactions executed in November 2013.
(5)	Comparable store sales includes sales at stores open at least twelve months on a 52 week basis.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This discussion summarizes our consolidated operating results, financial condition and liquidity during each of the years in the three-year period ended February 1, 2014. Our fiscal year ends on the Saturday closest to January 31. Fiscal years 2013, 2012 and 2011 ended on February 1, 2014, February 2, 2013 and January 28, 2012, respectively. Fiscal years 2013 and 2011 consisted of 52 weeks and Fiscal 2012 consisted of 53 weeks. The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this annual report on Form 10-K.

On November 27, 2013, Vince Holding Corp. completed an initial public offering of 10,000,000 shares of common stock and completed a series of Restructuring Transactions which occurred immediately prior to the IPO. As a result of the IPO and Restructuring Transactions, the non-Vince businesses were separated from the Vince business. The Vince business is now the sole operating business of Vince Holding Corp. Historical financial information for the non-Vince businesses has been included as discontinued operations until the businesses were separated on November 27, 2013.

This discussion contains forward-looking statements involving risks, uncertainties and assumptions that could cause our results to differ materially from expectations. Factors that might cause such differences include those described under “Item 1A—Risk Factors,” “Disclosures Regarding Forward-Looking Statements” and elsewhere in this annual report on Form 10-K.

Executive Overview

Vince is a prominent, high-growth contemporary fashion brand known for modern, effortless style and everyday luxury essentials. Founded in 2002, Vince has generated strong sales momentum over the last decade. We believe that we will achieve continued success by expanding our product assortment distributed through premier wholesale partners in the U.S. and select international markets, as well as in our own branded retail locations and on our e-commerce platform.

As of February 1, 2014, we sold our products through 2,300 doors through our wholesale partners in the U.S. and international markets and we operated 28 retail stores, including 22 full price stores and six outlet stores, throughout the United States.

The following is a summary of Fiscal 2013 highlights:

•	We completed the IPO of our common stock and realized net proceeds of approximately $177 million and we entered into a new $175 million Term Loan Facility in November 2013.

•	Certain proceeds from the above were used to pay down the Kellwood Note Receivable with Kellwood Company and the Vince and Non-Vince businesses were separated in a series of Restructuring Transactions completed on November 27, 2013. Proceeds from the repayment of the Kellwood Note Receivable were used to repay or discharge certain existing debt of Kellwood Company.

•	In June 2013 certain indebtedness and interest owed to certain affiliates of Sun Capital were contributed to the Company and resulted in a capital contribution of approximately $407.5 million.

•	In November 2013, we entered into a new Revolving Credit Facility that provides for a revolving line of credit of up to $50 million.

•	We entered into the Shared Services Agreement with Kellwood Company LLC which provides support services to us in various operational areas including, among other things, distribution, logistics, information technology, accounts payable, credit and collections, and payroll and benefits.

•	We entered into the Tax Receivable Agreement with the Pre-IPO Stockholders whereby we will pay an amount equal to 85% of the aggregate reduction in taxes payable by us from the utilization of certain tax benefits that existed at the time of the IPO.

•	We made a pre-payment of $5 million on the Term Loan Facility in January 2014. As of February 1, 2014 we had $170 million of debt outstanding.

•	Our net sales totaled $288.2 million, reflecting a 19.9% increase over prior year net sales of $240.4 million.

•	Our wholesale net sales increased 12.8% to $229.1 million and our direct-to-consumer net sales increased 58.6% to $59.1 million.

•	Operating income increased 20.6% to $49.4 million, or 17.1% of net sales.

•	We opened six net new retail stores during Fiscal 2013.

We serve our customers through a variety of channels that reinforce the Vince brand image. Our diversified channel strategy allows us to introduce our products to customers through multiple distribution points that are reported in two segments: wholesale and direct-to-consumer. The following is a summary of our Wholesale and Direct-to-consumer net sales for Fiscal 2013, Fiscal 2012 and Fiscal 2011:

	2013	2012	2011
Net Sales By Segment:
Wholesale	$229,114	$203,107	$151,921
Direct-to-consumer	59,056	37,245	23,334

Total Net sales	$288,170	$240,352	$175,255

We have expanded our operations rapidly since our inception in 2002, and we have limited operating experience at our current size. Our growth in net sales has also led to increased selling, general and administrative expenses. We have made and are making investments to support our near and longer-term growth. If our operations continue to grow over the longer term, of which there can be no assurance, we will be required to expand our sales and marketing, product development and distribution functions, to upgrade our management information systems and other processes, and to obtain more space for our expanding administrative support and other headquarters personnel.

While we believe our growth strategy offers significant opportunities, it also presents risks and challenges, including among others, the risks that we may not be able to hire and train qualified associates, that our new product offerings and expanded sales channels may not maintain or enhance our brand image and that our distribution facilities and information systems may not be adequate to support our growth plans. For a more complete discussions of risks facing our business see “Item 1A—Risk Factors” of this annual report on Form 10-K.

Results of Operations

Fiscal 2013 Compared to Fiscal 2012

The following table presents, for the periods indicated, our operating results as a percentage of net sales as well as earnings per share data:

	Fiscal Year Ended
	February 1, 2014		February 2, 2013		Variances
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	Percent
Statements of Operations:
Net sales	$288,170	100.0%	$240,352	100.0%	$47,818	19.9%
Cost of products sold	155,154	53.8	132,156	55.0	22,998	17.4

Gross profit	133,016	46.2	108,196	45.0	24,820	22.9
Selling, general and administrative expenses	83,663	29.0	67,260	28.0	16,403	24.4

Income from operations	49,353	17.2	40,936	17.0	8,417	20.6
Interest expense, net	18,011	6.3	68,684	28.6	(50,673)	(73.8)
Other expense, net	679	0.2	769	0.3	(90)	(11.7)

Income (loss) before income taxes	30,663	10.7	(28,517)	(11.9)	59,180	(207.5)
Provision for income taxes	7,268	2.5	1,178	0.5	6,090	516.9

Net income (loss) from continuing operations	23,395	8.2	(29,695)	(12.4)	53,090	(178.8)
Net loss from discontinued operations, net of tax	(50,815)	(17.6)	(78,014)	(32.5)	27,199	(34.9)

Net loss	$(27,420)	(9.6)%	$(107,709)	(44.8)%	$80,289	(74.5)%

Basic earnings (loss) per share:
Net income (loss) from continuing operations	$0.83		$(1.13)
Net loss from discontinued operations, net of tax	(1.81)		(2.98)

Net loss	$(0.98)		$(4.11)

Diluted earnings (loss) per share:
Net income (loss) from continuing operations	$0.83		$(1.13)
Net loss from discontinued operations, net of taxes	(1.81)		(2.98)

Net loss	$(0.98)		$(4.11)

Other Operating and Financial Data:
Total wholesale doors at end of period	2,300		2,145
Total stores at end of period	28		22
Comparable stores growth	20.6%		20.8%

Net Sales for the fiscal year ended February 1, 2014 were $288.2 million, increasing $47.8 million, or 19.9%, versus $240.4 million for the fiscal year ended February 2, 2013. The increase in sales compared to the prior year is due to an increase in volume across both of our business segments.

	Net Sales by Segment
	Fiscal Year Ended
(in thousands)	February 1, 2014	February 2, 2013
Wholesale	$229,114	$203,107
Direct-to-consumer	59,056	37,245

Total	$288,170	$240,352

Net sales from our wholesale segment increased $26.0 million, or 12.8%, to $229.1 million in the fiscal year ended February 1, 2014 from $203.1 million in the fiscal year ended February 2, 2013. We increased volume with many of our premier wholesale partners through increased sales productivity in existing doors, including our first women’s shop-in-shop at Saks Fifth Avenue, opened in September 2012, and the opening of 20 additional shop-in-shops with our domestic and international partners. Additionally, we sell our products through one international free-standing store in Tokyo that is operated by one of our distribution partners and opened in the fall of 2013.

Net sales from our direct-to-consumer segment increased $21.8 million, or 58.6%, to $59.1 million in the fiscal year ended February 1, 2014 from $37.2 million in the fiscal year ended February 2, 2013. This sales growth was due to (i) comparable retail store sales growth of 20.6% contributing $5.5 million, (ii) opening six net new stores as compared to the prior year (bringing our total retail store count to 28 as of February 1, 2014, compared to 22 as of February 2, 2013) inclusive of non-comparable sales growth contributing $12.7 million, and (iii) e-commerce sales growth contributing $3.5 million.

Gross Profit/Gross Margin rate increased 120 basis points to 46.2% for the fiscal year ended February 1, 2014 compared to 45.0% for the fiscal year ended February 2, 2013. The total margin rate increase was driven by a higher percentage of our sales coming from the direct-to-consumer segment, in which we generally recognize higher margins, and an increased percentage of full-price to off-price sales in our wholesale segment. The margin rate was unfavorably impacted during the fiscal year ended February 1, 2014 by increased inventory reserves, and increased margin assistance provided to our wholesale partners.

Selling, general and administrative expenses (“SG&A”) for the fiscal year ended February 1, 2014 were $83.7 million, increasing $16.4 million, or 24.4%, versus $67.3 million for the fiscal year ended February 2, 2013. The increase in SG&A expenses compared to the prior year period is primarily due to:

•	Increased compensation expense of $5.5 million related to hiring and retaining certain key employees;

•	Increased store expenses and depreciation expense of $4.5 million due primarily to new retail store openings;

•	Increased design, development and marketing expenses of $6.0 million to support our brand awareness growth efforts and the opening of new retail stores.

	Operating Income by Segment
	Fiscal Year Ended
(in thousands)	February 1, 2014	February 2, 2013
Wholesale	$81,822	$72,913
Direct-to-consumer	10,435	4,465

Subtotal	92,957	77,378
Unallocated expenses	(42,904)	(36,442)

Total operating income	$49,353	$40,936

Operating income from our wholesale segment increased $8.9 million, or 12.2%, to $81.8 million in the fiscal year ended February 1, 2014 from $72.9 million in the fiscal year ended February 2, 2013. This increase was driven primarily from the sales volume increase of $26.0 million and a decrease in operating expenses as a percentage of wholesale sales, partially offset by a reduction in the gross margin rate primarily due to charges associated with recording additional inventory reserves. The decrease in operating expenses as a percentage of net wholesale sales resulted as our net wholesale sales grew at a rate greater than our expenses during fiscal 2013.

Operating income from our direct-to-consumer segment increased $5.9 million, or 131.1% to $10.4 million in the fiscal year ended February 1, 2014 from $4.5 million in the fiscal year ended February 2, 2013. The increase resulted primarily from the sales volume increase of $21.8 million which more than offset the additional operating expenses incurred during the period to support the sales growth.

Interest expense for the fiscal year ended February 1, 2014 was $18.0 million, decreasing $50.7 million, or 73.8%, versus $68.7 million for the fiscal year ended February 2, 2013. Interest expense decreased as we had lower average debt balances period over period. The decrease in overall debt balances was primarily to certain affiliates of Sun Capital contributing certain outstanding indebtedness to the Company in June 2013, thus eliminating interest expense on approximately $407.5 million in debt at that time. On November 27, 2013, in connection with the IPO and Restructuring Transactions, we entered into the Term Loan Facility and the Revolving Credit Facility. Annual interest expense is estimated to be $11.6 million assuming $175 million outstanding borrowings under the Term Loan Facility.

Other expense, net, was $0.7 million for the fiscal year ended February 1, 2014, decreasing $0.1 million from $0.8 million, or 11.7% for the fiscal year ended February 2, 2013.

Provision for income taxes for the fiscal year ended February 1, 2014 was $7.3 million, increasing $6.1 million, or 516.9%, versus $1.2 million for the fiscal year ended February 2, 2013. Our effective tax rate on pretax income for the fiscal year ended February 1, 2014 and the fiscal year ended February 2, 2013 was 23.7% and (4.1%), respectively. The rates for the fiscal year ended February 1, 2014 and the fiscal year ended February 2, 2013 differed from the U.S. statutory rate of 35.0% primarily due to state taxes, nondeductible interest and changes in our valuation allowances for the periods presented.

Net loss from discontinued operations

The separation of the non-Vince businesses was completed on November 27, 2013. Net loss from discontinued operations was $50.8 million for the fiscal year ended February 1, 2014, decreasing $27.2 million, or 34.9%, from a net loss of $78.0 million for the fiscal year ended February 2, 2013.

Net loss

Net loss was $27.4 million for the fiscal year ended February 1, 2014, decreasing $80.3 million, or 74.5%, from a net loss of $107.7 million for the fiscal year ended February 2, 2013. The reduction in our net loss was primarily due to increased income from operations of $8.4 million, reduced interest expense of $50.7 million and a lower net loss from discontinued operations of $27.2 million.

Fiscal 2012 Compared to Fiscal 2011

The following table presents, for the periods indicated, our operating results as a percentage of net sales as well as earnings per share data:

	Fiscal Year Ended
	February 2, 2013		January 28, 2012		Variances
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	Percent
Statements of Operations:
Net sales	$240,352	100.0%	$175,255	100.0%	$65,097	37.1%
Cost of products sold	132,156	55.0	89,545	51.1	42,611	47.6

Gross profit	108,196	45.0	85,710	48.9	22,486	26.2
Selling, general and administrative expenses	67,260	28.0	42,793	24.4	24,467	57.2

Income from operations	40,936	17.0	42,917	24.5	(1,981)	(4.6)
Interest expense, net	68,684	28.6	81,364	46.4	(12,680)	(15.6)
Other expense, net	769	0.3	478	0.3	291	60.9

Loss before provision for income taxes	(28,517)	(11.9)	(38,925)	(22.2)	10,408	(26.7)
Provision for income taxes	1,178	0.5	2,997	1.7	(1,819)	(60.7)

Net loss from continuing operations	(29,695)	(12.4)	(41,922)	(23.9)	12,227	(29.2)
Net loss from discontinued operations, net of tax	(78,014)	(32.5)	(105,944)	(60.5)	27,930	(26.4)

Net loss	$(107,709)	(44.8)%	$(147,866)	(84.4)%	$40,157	(27.2)%

Basic and Diluted loss per share:
Net loss from continuing operations	$(1.13)		$(1.60)
Net loss from discontinued operations	(2.98)		(4.04)

Net loss	$(4.11)		$(5.64)

Other Operating and Financial Data:
Total wholesale doors at end of period	2,145		1,761
Total stores at end of period	22		19
Comparable stores growth	20.8%		7.6%

Net Sales for the fiscal year ended February 2, 2013 were $240.4 million, increasing $65.1 million, or 37.1%, versus $175.3 million for the fiscal year ended January 28, 2012. The increase in sales compared to the prior year is due to an increase in volume across both of our business segments.

	Net Sales by Segment
	Fiscal Year Ended
(in thousands)	February 2, 2013	January 28, 2012
Wholesale	$203,107	$151,921
Direct-to-consumer	37,245	23,334

Total	$240,352	$175,255

Net sales from our wholesale segment increased $51.2 million, or 33.7%, to $203.1 million in the fiscal year ended February 2, 2013 from $151.9 million in the fiscal year ended January 28, 2012. Our growth was primarily due to the significant expansion of the number of wholesale doors by nearly 400, or over 20% of our door base at the beginning of the fiscal year.

Net sales from our direct-to-consumer segment increased $13.9 million, or 59.6%, to $37.2 million in the fiscal year ended February 2, 2013 from $23.3 million in the fiscal year ended January 28, 2012. This sales growth was due to (i) comparable retail store sales growth of 20.8% contributing $4.4 million, (ii) opening three net new stores as compared to the prior year (bringing our total retail store count to 22 as of February 1, 2013, compared to 19 as of January 28, 2012) contributing $5.2 million, and (iii) e-commerce sales growth contributing $4.4 million.

Gross Profit/Gross Margin rate decreased 390 basis points to 45.0% for the fiscal year ended February 2, 2013 compared to 48.9% for the fiscal year ended January 28, 2012. The total margin rate decrease was driven by additional margin assistance provided to our wholesale partners, and increased penetration of off-price sales to full price sales.

Selling, general and administrative expenses for the fiscal year ended February 2, 2013 were $67.3 million, increasing $24.5 million, or 57.2%, versus $42.8 million for the fiscal year ended January 28, 2012. The increase in SG&A expenses compared to the prior year period is primarily due to:

•	Increased compensation expense of $15.1 million related to hiring and retaining certain key employees (including transition payments of $6.4 million to our founders) and increased expenses from expanded and dedicated resources in retail operations;

•	Increased occupancy and depreciation expense of $1.9 million due primarily to new retail store openings;

•	Increased design, development and marketing expenses of $1.9 million to support our brand awareness growth efforts and the opening of new retail stores; and

•	Increased corporate costs such as legal and other professional fees of $2.7 million associated with preparing to become a public company.

	Operating Income by Segment
	Fiscal Year Ended
(in thousands)	February 2, 2013	January 28, 2012
Wholesale	$72,913	$62,635
Direct-to-consumer	4,465	559

Subtotal	77,378	63,194
Unallocated expenses	(36,442)	(20,277)

Total operating income	$40,936	$42,917

Operating income from our wholesale segment increased $10.3 million, or 16.4%, to $72.9 million in the fiscal year ended February 2, 2013 from $62.6 million in the fiscal year ended January 28, 2012. This increase was driven primarily from the sales volume increase of $51.2 million, partially offset by an increase in operating expenses as a percentage of wholesale sales, driven by increased compensation costs, and reduction in the gross margin rate, primarily due to higher cost of goods and increased margin assistance to our wholesale partners.

Operating income from our direct-to-consumer segment increased $3.9 million, or 650.0% to $4.5 million in the fiscal year ended February 2, 2013 from $0.6 million in the fiscal year ended January 28, 2012. The increase resulted primarily from the sales volume increase of $13.9 million which more than offset the additional operating expenses incurred during the period to support the sales growth.

Interest expense for the fiscal year ended February 2, 2013 was $68.7 million, decreasing $12.7 million, or 15.6%, versus $81.4 million for the fiscal year ended January 28, 2012. Interest expense decreased as we had lower average debt balances period over period.

Other expense, net was $0.8 million for the fiscal year ended February 2, 2013, increasing $0.3 million, or 60.9% from $0.5 million for the fiscal year ended January 28, 2012.

Provision for income taxes for the fiscal year ended February 2, 2013 was $1.2 million, decreasing $1.8 million, or 60.7%, versus $3.0 million for the fiscal year ended January 28, 2012. Our effective tax rate on pretax income for the fiscal year ended February 2, 2013 and the fiscal year ended January 28, 2012 was (4.1%) and (7.7%), respectively. The rates for the fiscal year ended February 2, 2013 and the fiscal year ended January 28, 2012 differed from the U.S. statutory rate of 35.0% primarily due to state taxes, nondeductible interest and changes in our valuation allowances for the periods presented.

Net loss from discontinued operations

Net loss from discontinued operations was $78.0 million for the fiscal year ended February 2, 2013, decreasing $27.9 million, or 26.3%, from a net loss of $105.9 million for the fiscal year ended January 28, 2012.

Net loss

Net loss was $107.7 million for the fiscal year ended February 2, 2013, decreasing $40.2 million, or 27.2%, from a net loss of $147.9 million for the fiscal year ended January 28, 2012. The reduction in our net loss was primarily due to reduced interest expense of $12.7 million and lower net loss from discontinued operations of $27.9 million, partially offset by lower income from operations of $2.0 million.

Discontinued Operations

On November 27, 2013, in connection with the IPO and Restructuring Transactions, we separated the Vince and non-Vince businesses whereby the non-Vince business is now owned by Kellwood Holding, LLC, of which 100% of the membership interests are owned by the Pre-IPO Stockholders. As the Company and Kellwood Holding, LLC are under the common control of affiliates of Sun Capital, this separation transaction resulted in a $73.1 million adjustment to additional paid in capital on our Consolidated Balance Sheet at February 1, 2014.

As a result of the separation with the non-Vince businesses, the financial results for the non-Vince businesses, through the separation, on November 27, 2013, are now included in results from discontinued operations. The non-Vince businesses continue to operate as a stand-alone company. Due to differences in the basis of presentation for discontinued operations and the basis of presentation as a stand-alone company, the financial results of the non-Vince businesses included within discontinued operations of the Company may not be indicative of actual financial results of the non-Vince businesses as a stand-alone company.

In connection with the Restructuring Transactions, the Company issued the Kellwood Note Receivable to Kellwood Company, LLC, in the amount of $341.5 million, the proceeds of which were primarily used by Kellwood to repay, discharge or repurchase indebtedness of Kellwood Company, LLC. As a result, neither Vince Holding Corp. nor any of its consolidated subsidiaries have any obligations with respect to the Wells Fargo Facility, the Cerberus Term Loan, the Sun Term Loan Agreements, any 12.875% Notes, or any 7.625% Notes.

The results of the non-Vince businesses included in discontinued operations for the fiscal years ended February 1, 2014, February 2, 2013 and January 28, 2012 are summarized in the following table (in thousands, except effective tax rates).

	Fiscal Year
	2013	2012	2011
Net sales	$400,848	$514,806	$550,790
Cost of products sold	313,620	409,763	446,494

Gross profit	87,228	105,043	104,296
Selling, general and administrative expenses	98,016	132,871	141,248
Restructuring, environmental and other charges	1,628	5,732	3,139
Impairment of long-lived assets (excluding goodwill)	1,399	6,497	8,418
Impairment of goodwill	—	—	11,046
Change in fair value of contingent consideration	1,473	(7,162)	(1,578)
Interest expense, net	46,677	55,316	46,256
Other expense, net	498	(9,776)	1,448

Loss before income taxes	(62,463)	(78,435)	(105,681)
Income taxes	(11,648)	(421)	263

Loss from discontinued operations, net of income taxes	$(50,815)	$(78,014)	$(105,944)

Effective tax rate	18.6%	0.5%	(0.2)%

Net loss from discontinued operations—Fiscal 2013 Compared to Fiscal 2012

The separation of the non-Vince businesses was completed on November 27, 2013. Net loss from discontinued operations was $50.8 million for the fiscal year ended February 1, 2014, decreasing $27.2 million, or 34.9%, from a net loss of $78.0 million for the fiscal year ended February 2, 2013. Results for fiscal 2013 include two fewer months compared to fiscal 2012 and were positively impacted by income tax benefit of $11.6 million. This tax benefit was generated primarily as a result of the release of valuation allowance related to the allocation of a disallowed tax loss on the sale of a trademark to intangibles with indefinite lives, resulting in fewer deferred tax liabilities that cannot be offset against deferred tax assets for valuation allowance purposes.

Net loss from discontinued operations—Fiscal 2012 Compared to Fiscal 2011

Net loss from discontinued operations was $78.0 million for the fiscal year ended February 2, 2013, decreasing $27.9 million, or 26.3%, from a net loss of $105.9 million for the fiscal year ended January 28, 2012. Results for the fiscal year ended January 28, 2012 were negatively impacted by non-cash impairment charges of $19.5 million. Of this, $11.0 million related to goodwill impairment charges due to a decrease in the near-term forecasted EBITDA of recently completed acquisitions as a result of delays in expected growth and cost synergies. The remaining $8.5 million primarily relates to impairment charges related to indefinite-lived intangible assets, primarily tradenames, as a result of declining results of certain brands. Selling, general and administrative expenses were $132.9 million, or 25.8% of net sales for the fiscal year ended February 2, 2013, decreasing $8.3 million, or 5.9%, from $141.2 million, or 25.6% of net sales for the fiscal year ended January 28, 2012.

Liquidity and Capital Resources

Vince Holding Corp.’s sources of liquidity are our cash and cash equivalents, cash flows from operations and borrowings available under the Revolving Credit Facility. Our primary cash needs are capital expenditures for new stores and related leasehold improvements for our new offices, meeting our debt service requirements, paying amounts due per the Tax Receivable Agreement, and funding working capital requirements. The most significant components of our working capital are cash and cash equivalents, accounts receivable, inventories, accounts payable and other current liabilities. See “—Outlook” below.

On November 27, 2013, in connection with the consummation of the IPO and Restructuring Transactions, all previously outstanding debt obligations either remained with Kellwood (i.e. the non-Vince businesses) or were discharged, repurchased or refinanced. In connection with the consummation of these transactions, Vince Holding Corp. entered into the Term Loan Facility and Revolving Credit Facility, which are discussed further below.

Operating Activities

	Fiscal Year
	2013	2012	2011
Operating activities
Net loss	$(27,420)	$(107,709)	$(147,866)
Loss from discontinued operations	(50,815)	(78,014)	(105,944)
Add (deduct) items not affecting operating cash flows:
Depreciation	2,186	1,411	1,102
Amortization of intangible assets	599	598	599
Amortization of deferred financing costs	178	—	—
Deferred income taxes	7,225	1,147	2,979
Share-based compensation expense	347	—	—
Capitalized PIK Interest	15,883	68,684	81,363
Loss on disposal of property, plant and equipment	262	—	8
Changes in assets and liabilities
Receivables, net	(6,265)	(7,459)	(12,174)
Inventories, net	(15,069)	(8,360)	(2,592)
Prepaid expenses and other current assets	1,681	(2,455)	(490)
Accounts payable and accrued expenses	3,235	17,208	2,937
Other assets and liabilities	309	295	291

Net cash provided by operating activities—continuing operations	33,966	41,374	32,101
Net cash used in operating activities—discontinued operations	(54,667)	(67,408)	(70,335)

Net cash used in operating activities	$(20,701)	$(26,034)	$(38,254)

Because we were financed as part of Kellwood and cash was centrally managed by Kellwood Company, our cash balance as of February 2, 2013 and January 28, 2012 primarily represents retail store deposits.

Continuing operations

Net cash provided by operating activities primarily consists of net income (loss), adjusted for certain non-cash items including PIK interest on the Sun Promissory Notes and Sun Capital Loan Agreement, which was later contributed as capital, as well as depreciation, amortization and changes in deferred income taxes and the effects of changes in working capital and other activities.

Net cash provided by operating activities during fiscal 2013 was $34.0 million, which consisted of net income of $23.4 million, impacted by non-cash items of $26.7 million and cash used in working capital of

$16.1 million. Net cash used in working capital primarily resulted from an increase in inventory, net of $15.1 million due to increased sales volumes, new retail stores and shop-in-shops and the planned delay in timing of certain shipments to select wholesale partners. Additionally there was an increase in receivables, net of $6.3 million due to the timing of customer receipts. This was offset in part due to increases in our accounts payable and other accrued expenses of $3.2 million and a decrease in prepaid expenses of $1.7 million.

Net cash provided by operating activities during fiscal 2012 was $41.4 million, which consisted of net loss of $29.7 million, impacted by non-cash items of $71.9 million and cash used in working capital of $0.8 million. Non-cash expenses primarily consisted of PIK interest expense of $68.7 million. Net cash used in working capital primarily resulted from an increase in inventories, net of $8.4 million due to timing of inventory receipts and an increase in receivables, net of $7.5 million due to the timing of customer receipts. This was partially offset by increases in our accounts payable and other accrued expenses of $17.2 million due to the timing of vendor payments as well as the accrual of $6.4 million in transition payment to our founders, which was subsequently paid during fiscal 2013.

Net cash provided by operating activities for fiscal 2011 was $32.1 million, which consisted of net loss of $41.9 million, impacted by non-cash items of $86.1 million and cash used in working capital of $12.0 million. Non-cash expenses primarily consisted of PIK interest expense of $81.4 million. Net cash used in working capital primarily resulted from an increase in inventories, net of $12.2 million and an increase in receivables, net of $2.6 million.

Discontinued operations

Net cash used in operating activities for 2013 was $54.7 million, which consisted of net loss of $50.8 million adjusted for noncash charges of $15.3 million, and cash used in working capital of $19.2 million.

Net cash used in operating activities for 2012 was $67.4 million, which consisted of net loss of $78.0 million adjusted for noncash charges of $25.5 million, and cash used in working capital of $14.9 million.

Net cash used in operating activities for 2011 was $70.4 million, which consisted of net loss of $105.9 million adjusted for noncash charges of $51.0 million, and cash used in working capital of $15.5 million.

Investing Activities

	Fiscal Year
	2013	2012	2011
Investing activities
Payments for capital expenditures	$(10,073)	$(1,821)	$(1,450)
Payments for contingent purchase price	—	(806)	(58,465)

Net cash used in investing activities – continuing operations	(10,073)	(2,627)	(59,915)
Net cash (used in)/provided by investing activities – discontinued operations	(5,936)	20,088	(9,637)

Net cash (used in)/provided by investing activities	$(16,009)	$17,461	$(69,552)

Continuing operations

Net cash used in investing activities represents capital expenditures, primarily related to retail store build-outs, including leasehold improvements and store fixtures, and cash payments paid to CRL Group (former owners of the Vince business) related to the acquisition of the Vince business as a result of achievement of performance goals as specified in the related purchase agreement.

Net cash used in investing activities increased $7.5 million from $2.6 million used in investing activities during fiscal 2012 to $10.1 million used in investing activities during fiscal 2013. The increase is primarily attributable to an increase in capital expenditures of $8.3 million resulting from construction of additional retail stores during the year, additional build-out of shop-in-shops within selected wholesale partner locations, as well as costs related to the upgrade of our website, which re-launched during the first quarter of fiscal 2014.

Net cash used in investing activities decreased $57.3 million from $59.9 million used in investing activities in fiscal 2011 to $2.6 million used in investing activities in fiscal 2012. The decrease is primarily attributable to the cash purchase consideration of $58.5 million paid to CRL Group (former owners of the Vince business) related to the acquisition of the Vince business, offset by an increase in capital expenditures.

Discontinued operations

Net cash used in investing activities for 2013 was $5.9 million, primarily consisting of $7.1 million of cash and cash equivalents retained by the non-Vince business after the Restructuring Transactions. Additionally there were $4.8 million in payments for capital expenditures and other assets related to the non-Vince business during the year, offset in part by proceeds from the sale of various assets of the non-Vince business prior to the Restructuring Transactions of $5.4 million, net of selling costs.

Net cash provided by investing activities for 2012 was $20.1 million, consisting of proceeds from the sale of various assets of the non-Vince business of $28.9 million, net of selling costs, offset in part by payments for capital expenditures and other assets of the non-Vince business of $8.3 million.

Net cash used in investing activities for 2011 was $9.6 million consisting of payments for capital expenditures and other assets of the non-Vince business.

Financing Activities

	Fiscal Year
	2013	2012	2011
Financing activities
Proceeds from borrowings under the Term Loan Facility	$175,000	$—	$—
Repayment of debt	(5,000)	—	—
Payment for Kellwood Note Receivable	(341,500)	—	—
Fees paid for Term Loan Facility and Revolving Credit Facility	(5,146)	—	—
Proceeds from common stock issuance, net of certain transaction costs	186,000	—	—
Stock option exercises	42	—	—

Net cash provided by financing activities—continuing operations	9,396	—	—
Net cash provided by financing activities—discontinued operations	46,917	8,615	104,451

Net cash provided by financing activities	$56,313	$8,615	$104,451

Continuing operations

Net cash provided by financing activities primarily relates to borrowings and repayments of the debt obligations and debt issuance costs related thereto, as well as activity related to the issuance of our common stock and exercise of employee stock options.

Net cash provided by financing activities was $9.4 million during fiscal 2013, primarily consisting of $186.0 million of proceeds from the issuance of common stock, net of certain transactions costs, on November 27, 2013. In connection with the IPO and the Restructuring Transactions discussed elsewhere in this annual report in Form 10-K, the Company made borrowings of $175.0 million under the Term Loan Facility and also entered into an agreement for the Revolving Credit Facility, for which we paid $5.1 million in debt issuance costs. The proceeds from these activities were then used to repay the Kellwood Note Receivable of $341.5 million. In January of fiscal 2014, the Company made a voluntary pre-payment of $5.0 million on the Term Loan Facility.

Discontinued operations

Net cash provided by financing activities during fiscal 2013 was $46.9 million, primarily consisting of $5.0 million borrowings under the Sun Term Loan Agreements, as well a $41.9 million net increase in borrowings under the Kellwood revolving credit facilities, net of fees paid.

Net cash provided by financing activities during fiscal 2012 was $8.6 million, primarily consisting of $30.0 million borrowings under the Sun Term Loan Agreements and $1.9 million in payments under the Rebecca Taylor earnout agreement, offset in part by $15.0 million payments for debt extinguishment during the year as well as $1.0 million in fees paid related to financing agreements.

Net cash provided by financing activities during fiscal 2011 was $104.5 million, primarily consisting of $24.9 million borrowings under the Sun Term Loan Agreements, $55.0 million borrowings under the Cerberus Term Loan, a net increase of borrowings under Kellwood revolving credit facilities of $30.6 million, offset in part by $4.9 million in fees paid related to financing agreements.

Existing Credit Facilities and Debt as of February 1, 2014 (Post IPO and Restructuring Transactions)

Revolving Credit Facility

On November 27, 2013, in connection with the closing of the IPO and Restructuring Transactions, Vince, LLC entered into the Revolving Credit Facility. BofA serves as administrative agent under this new facility. This Revolving Credit Facility provides for a revolving line of credit of up to $50 million maturing on November 27, 2018. The Revolving Credit Facility also provides for a letter of credit sublimit of $25 million (plus any increase in aggregate commitments) and for an increase in aggregate commitments of up to $20 million. Vince, LLC is the borrower and Vince Intermediate Holding, LLC are the guarantors under the Revolving Credit Facility. Interest is payable on the loans under the Revolving Credit Facility, at either the LIBOR or the Base Rate, in each case, with applicable margins subject to a pricing grid based on an excess availability calculation. The “Base Rate” means, for any day, a fluctuating rate per annum equal to the highest of (i) the rate of interest in effect for such day as publicly announced from time to time by BofA as its prime rate; (ii) the Federal Funds Rate for such day, plus 0.50%; and (iii) the LIBOR Rate for a one month interest period as determined on such day, plus 1.0%. During the continuance of an event of default and at the election of the required lender, interest will accrue at a rate of 2% in excess of the applicable non-default rate.

The Revolving Credit Facility contains a requirement that, at any point when “Excess Availability” is less than the greater of (i) 15% percent of the loan cap or (ii) $7.5 million, and continuing until Excess Availability exceeds the greater of such amounts for 30 consecutive days, during which time, Vince, LLC must maintain a consolidated EBITDA (as defined in the related credit agreement) equal to or greater than $20 million.

The Revolving Credit Facility contains representations and warranties, other covenants and events of default that are customary for this type of financing, including limitations on the incurrence of additional indebtedness, liens, negative pledges, guarantees, investments, loans, asset sales, mergers, acquisitions, prepayment of other debt, the repurchase of capital stock, transactions with affiliates, and the ability to change the nature of its business or its fiscal year. The revolving credit facility generally permits dividends in the absence of any event of default (including any event of default arising from the contemplated dividend), so long as (i) after giving pro forma effect to the contemplated dividend, for the following six months Excess Availability will be at least the greater of 20% of the aggregate lending commitments and $7.5 million and (ii) after giving pro forma effect to the contemplated dividend, the “Consolidated Fixed Charge Coverage Ratio” for the 12 months preceding such dividend shall be greater than or equal to 1.1 to 1.0 (provided that the Consolidated Fixed Charge Coverage Ratio may be less than 1.1 to 1.0 if, after giving pro forma effect to the contemplated dividend, Excess Availability for the six fiscal months following the dividend is at least the greater of 35% of the aggregate lending commitments and $10 million). We are in compliance with applicable financial covenants.

There were no short term borrowings under the Revolving Credit Facility at February 1, 2014. Outstanding letters of credit were $4.5 million and availability under the Revolving Credit Facility was $45.5 million at February 1, 2014.

Term Loan Facility

On November 27, 2013, in connection with the closing of the IPO and Restructuring Transactions, Vince, LLC and Vince Intermediate entered into a new $175.0 million senior secured term loan credit facility with the lenders party thereto, BofA, as administrative agent, JPMorgan Chase Bank and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers, and Cantor Fitzgerald as documentation agent. The new Term Loan Facility will mature on November 27, 2019. On November 27, 2013, net borrowings under the new Term Loan Facility were used, at closing, to repay the Kellwood Note Receivable issued by Vince Intermediate to Kellwood Company immediately prior to the consummation of the IPO as part of the Restructuring Transactions.

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

The Term Loan Facility contains a requirement that Vince, LLC and Vince Intermediate maintain a “Consolidated Net Total Leverage Ratio” as of the last day of any period of four fiscal quarters not to exceed 3.75:1.00 for the fiscal quarters ending February 1, 2014 through November 1, 2014, 3.50:1.0 for the fiscal quarters ending January 31, 2015, through October 31, 2015, and 3.25:1.00 for the fiscal quarter ending January 30, 2016 and each fiscal quarter thereafter. In addition, the Term Loan Facility contains customary representations and warranties, other covenants, and events of default, including but not limited to, limitations on the incurrence of additional indebtedness, liens, negative pledges, guarantees, investments, loans, asset sales, mergers, acquisitions, prepayment of other debt, the repurchase of capital stock, transactions with affiliates, and the ability to change the nature of its business or its fiscal year, and distributions and dividends. The Term Loan Facility generally permits dividends to the extent that no default or event of default is continuing or would result from the contemplated dividend and the pro forma Consolidated Net Total Leverage Ratio after giving effect to such contemplated dividend is at least 0.25 lower than the maximum Consolidated Net Total Leverage Ratio for such quarter. All obligations under the Term Loan Facility are guaranteed by Vince Holding Corp. and any future material domestic restricted subsidiaries of Vince, LLC and secured by a lien on substantially all of the assets of Vince Holding Corp., Vince, LLC and Vince Intermediate and any future material domestic restricted subsidiaries. We are in compliance with applicable financial covenants.

During the fourth quarter of fiscal 2013, we made a voluntary payment of $5.0 million on the Term Loan Facility. As of February 1, 2014, we had $170 million outstanding on the Term Loan Facility.

Sun Promissory Notes

On May 2, 2008, Vince Holding Corp. issued the Sun Promissory Notes in amounts totaling $300.0 million. The unpaid principal balance of the note accrued interest at 12% per annum until the maturity date of October 15, 2016, at which point any unpaid principal balance of the note would have accrued interest at a rate of 14% per annum until the note was paid in full. No interest was paid on the Sun Promissory Notes.

On December 28, 2012, all interest accrued under the note prior to July 19, 2012 was waived. This resulted in an increase to additional paid-in-capital in the amount of $270.8 million as both parties were under the common control of affiliates of Sun Capital.

Effective June 18, 2013, an affiliate of Sun Capital contributed $407.5 million of indebtedness under the Sun Capital Loan Agreement and the Sun Promissory Notes as a capital contribution to Vince Holding Corp., and as a result, no amount remains outstanding under either instrument.

Sun Capital Loan Agreement

Vince Holding Corp. was party to the Sun Capital Loan Agreement with SCSF Kellwood Finance, LLC (“SCSF Finance”) and Sun Kellwood Finance (as successors to Bank of Montreal) for a $72.0 million line of credit. Under the terms of this agreement, as amended from time to time, interest accrued at the greater of prime plus 2% per annum or LIBOR plus 4.75% per annum and was due by the last day of each fiscal quarter.

On December 28, 2012, Sun Kellwood Finance and SCSF Finance waived all interest capitalized and accrued under the loan authorization agreement prior to July 19, 2012 (which was the scheduled maturity date). As all parties were under the common control of affiliates of Sun Capital, this transaction resulted in a capital contribution of $18.2 million, which was recorded as an adjustment to additional paid-in-capital as of February 2, 2013.

Effective June 18, 2013, an affiliate of Sun Capital contributed $407.5 million of indebtedness under the Sun Capital Loan Agreement and the Sun Promissory Notes as a capital contribution to Vince Holding Corp., and as a result, no amount remains outstanding under either instrument.

Credit Facilities and Debt Prior to IPO and Restructuring Transactions which occurred on November 27, 2013

Wells Fargo Facility

On October 19, 2011 Kellwood Company and certain of its domestic subsidiaries, as borrowers, entered into a credit agreement with Wells Fargo Bank, National Association, as agent, and lenders from time to time party thereto. The Wells Fargo Facility provided a non-amortizing senior revolving credit facility with aggregate lending commitments of $155.0 million. The borrowings were secured by a first-priority security interest in substantially all of the assets of the borrowers, including the assets of Vince, LLC. Borrowings bore interest at a rate per annum equal to an applicable margin (generally 1.25%-1.75% per annum plus, at the borrowers’ election, LIBOR or a Base Rate). On November 27, 2013, in connection with the consummation of the IPO and Restructuring Transactions, the Credit Agreement was amended and restated in accordance with its terms. After giving effect to such amendment and restatement, neither Vince Holding Corp. nor any of its subsidiaries have any obligations thereunder.

Cerberus Term Loan

On October 19, 2011, Kellwood Company and certain of its domestic subsidiaries, as borrowers, entered into a Term Loan Agreement (the “Term Loan Agreement”), as amended, with Cerberus Business Finance, LLC, as agent and the lenders from time to time party thereto. The Term Loan Agreement provided the borrowers with a non-amortizing secured term loan in an aggregate amount of $55.0 million (the “Cerberus Term Loan”), of which $10.0 million was repaid during fiscal 2012. All borrowings under the Cerberus Term Loan bore interest at a rate per annum equal to an applicable margin (10.25%-11.25% per annum for LIBOR Rate Loans and 8.25%-8.75% for Reference Rate Loans) plus, at the borrower’s election, LIBOR or a Reference Rate as defined in the Term Loan Agreement. The Term Loan Agreement also provided for a portion of such interest equal to 1.0% per annum to be paid-in-kind and added to the principal amount of such term loans. The Cerberus Term Loan was secured by a security interest in substantially all of the assets of the borrowers, including the assets of Vince, LLC. On November 27, 2013, in connection with the closing of the IPO and Restructuring Transactions, the Cerberus Term Loan was repaid with the proceeds from the Kellwood Note Receivable, as such neither Vince Holding Corp. nor any of its subsidiaries have any obligations thereunder.

Sun Term Loan Agreements

Since fiscal year 2009, Kellwood Company and certain of its domestic subsidiaries, as borrowers, entered into various term loan agreements (“Sun Term Loan Agreements”) with affiliates of Sun Capital, as lenders, and Sun Kellwood Finance, as collateral agent. The Sun Term Loan Agreements were secured by a security interest in substantially all of the assets of the borrowers, which included the assets of Vince, LLC, which security interest was contractually subordinated to the security interests of the lenders under Wells Fargo Facility and the Cerberus Term Loan. The borrowings under the Sun Term Loan Agreements bore interest at a rate per annum of 5.0%-6.0%, paid-in-kind and added to the principal amount of such term loans. On November 27, 2013, in connection with the closing of the IPO and Restructuring Transactions, the obligations under the Sun Term Loan Agreements were discharged through (i) the application of Kellwood Note Receivable proceeds and (ii) capital contributions by Sun Capital affiliates, as such neither Vince Holding Corp. nor any of its subsidiaries have any obligations thereunder.

12.875% Notes

Interest on the 12.875% Second-Priority Senior Secured Payment-In-Kind Notes due 2014 (the “12.875% Notes”) of Kellwood Company was paid (a) in cash at a rate of 7.875% per annum payable in January and July; and (b) in the form of PIK interest at a rate of 5.0% per annum (“PIK Interest”) payable either by increasing the principal amount of the outstanding 12.875% Notes, or by issuing additional 12.875% Notes with a principal amount equal to the PIK Interest accrued for the interest period. The 12.875% Notes were guaranteed by various of Kellwood Company’s subsidiaries on a secured basis (including the assets of Vince, LLC), which security interest was contractually subordinated to security interests of lenders under the Wells Fargo Facility, the Cerberus Term Loan and the Sun Term Loan Agreements. On November 27, 2013, in connection with the closing of the IPO and Restructuring Transactions, the 12.875% Notes were redeemed with proceeds from the repayment of the Kellwood Note Receivable, at which time Vince, LLC was released as a guarantor and the obligations under the indenture were satisfied and discharged.

7.625% Notes

Interest on the 7.625% 1997 Debentures due October 15, 2017 of Kellwood Company (the “7.625% Notes”) is payable in April and October. On November 27, 2013, in connection with the closing of the IPO and as an early settlement of the tender offer, Kellwood Company, LLC accepted for purchase (and cancelled) approximately $33.5 million in aggregate principal amount of the 7.625% Notes. On December 12, 2013, as part of the final settlement of the tender offer, Kellwood Company, LLC accepted for purchase (and cancelled) an additional approximately $4.6 million in aggregate principal amount of the 7.625% Notes. After giving effect to these settlements, approximately $48.8 million of the 7.625% Notes remain issued and outstanding; provided, that neither Vince Holding Corp. nor its subsidiaries are a guarantor or obligor of such notes.

Outlook

Currently, our short-term and long-term liquidity needs arise primarily from debt service, amounts payable under our Tax Receivable Agreements, capital expenditures and working capital requirements associated with our growth strategies. Management believes that our current balances of cash and cash equivalents, cash flow from operations and amounts available under the Revolving Credit Facility will be adequate to fund our debt service requirements, obligations under our Tax Receivable Agreement, planned capital expenditures and working capital needs for at least the next twelve months. Our ability to make planned capital expenditures, to fund our debt service requirements and to remain in compliance with our financial covenants, and to fund operations depends on our future operating performance, which in turn, may be impacted by prevailing economic conditions and other financial and business factors, some of which are beyond our control.

Capital expenditures are expected to increase as we invest in the direct-to-consumer store expansion and wholesale shop-in-shop buildout. In fiscal 2014, we project capital expenditures to aggregate $15.0 million to $20.0 million, including $6.0 million to $7.0 million for new and remodeled stores, approximately $4.0 million to $5.0 million on new and updated store-in-store locations and the remainder for other corporate activities, including our new corporate headquarters office and showroom space in New York City.

Off-Balance Sheet Arrangements

Vince Holding Corp. did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes during the periods presented herein.

Contractual Obligations

The following table summarizes our contractual obligations as of February 1, 2014 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Future payments due by period(1)
(In thousands)	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years	Total
Operating lease obligations	$10,124	$22,565	$21,433	$40,720	$94,842
Unrecognized tax benefits(2)
Employment contracts(3)	363	—	—	—	363
Long-term debt obligations	—	—	1,500	168,500	170,000
Interest on long-term debt (4)
Tax Receivable Agreement(5)	4,131	—	—	—	173,146

Total	$14,618	$22,565	$22,933	$209,220	$438,351

(1)	Vince, LLC has entered into the Shared Services Agreement with Kellwood Company, LLC pursuant to which Kellwood provides support services in various operational areas including, among other things, distribution, information technology and back office support (as described in “Certain Relationships and Related Party Transactions—Shared Services Agreement”). We have excluded the amounts due under such agreement as from the table herein as we cannot precisely estimate the future payments to be made thereunder and timing thereof. However, we currently expect to pay between $9.0 million to $11.0 million on an annualized basis for services provided by Kellwood under the Shared Services Agreement.
(2)	As of February 1, 2014, we have recorded $3.7 million of unrecognized tax benefits, excluding interest and penalties. We are unable to make reliable estimates of cash flows by period due to the inherent uncertainty surrounding the effective settlement of these positions.
(3)	We have entered into agreements with certain employees to provide for relocation benefits.
(4)	The Term Loan Facility has interest payable at LIBOR (subject to a 1.00% floor) plus 5.00% or the base rate (subject to a 2% floor) plus 3.00%.
(5)	Vince Holding Corp. entered into the Tax Receivable Agreement with the Pre-IPO Stockholders (as described in “Shared Services Agreement” under “Item 13—Certain Relationships and Related Transactions, and Director Independence” of this annual report on Form 10-K.) We cannot, however, reliably estimate in which future periods these amounts would become due, other than those amounts expected to be paid within one year. The amount set forth in this line represents 85% of the value of these net tax assets as of the time when the Vince and non-Vince businesses were separated on November 27, 2013.

Inflation

While inflation may impact our sales, cost of goods sold and expenses, we believe the effects of inflation on our results of operations and financial condition are not significant. While it is difficult to accurately measure the impact of inflation management believes it has not been significant and cannot provide any assurances that our results of operations and financial condition will not be materially impacted by inflation in the future.

Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses. Management bases estimates on historical experience and other assumptions it believes to be reasonable under the circumstances and evaluates these estimates on an on-going basis. Actual results may differ from these estimates under different assumptions or conditions.

The following critical accounting polices reflect the significant estimates and judgments used in the preparation of our consolidated financial statements. With respect to critical accounting policies, even a relatively minor variance between actual and expected experience can potentially have a materially favorable or unfavorable impact on subsequent consolidated results of operations. For more information on our accounting policies, please refer to the Notes to Consolidated Financial Statements in this annual report on Form 10-K.

Revenue Recognition

Sales are recognized when goods are shipped in accordance with customer orders for the wholesale and e-commerce businesses, and at the time of sale to consumer for the retail business. The estimated amounts of sales discounts, returns and allowances are accounted for as reductions of sales when the associated sale occurs. These estimated amounts are adjusted periodically based on changes in facts and circumstances when the changes become known. Accrued discounts, returns and allowances are included as an offset to accounts receivable.

Accounts Receivable—Reserves for Allowance

Accounts receivable are recorded net of allowances for expected future chargebacks and margin support from wholesale partners. It is the nature of the apparel industry that suppliers like us face significant pressure from wholesale partners in the retail industry to provide allowances to compensate for their margin shortfalls. This pressure often takes the form of customers requiring us to provide price concessions on prior shipments as a prerequisite for obtaining future orders. Pressure for these concessions is largely determined by overall retail sales performance and, more specifically, the performance of our products at retail. To the extent our wholesale partners have more of our goods on hand at the end of the season, there will be greater pressure for us to grant markdown concessions on prior shipments. Our accounts receivable balances are reported net of expected allowances for these matters based on the historical level of concessions required and our estimates of the level of markdowns and allowances that will be required in the coming season in order to collect the receivables. We evaluate the allowance balances on a continual basis and adjust them as necessary to reflect changes in anticipated allowance activity. We also provide an allowance for sales returns based on historical return rates.

Accounts Receivable—Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts receivable for estimated losses resulting from wholesale partners that are unable to meet their financial obligations. Our estimation of the allowance for doubtful accounts involves consideration of the financial condition of specific customers as well as general estimates of future collectability based on historical experience and expected future trends. The estimation of these factors involves significant judgment. In addition, actual collection experience, and thus bad debt expense, can be significantly impacted by the financial difficulties of as few as one customer.

Inventory Valuation

Inventory values are reduced to net realizable value when there are factors indicating that certain inventories will not be sold on terms sufficient to recover their cost. Our products can be classified into two types: replenishment and non-replenishment. Replenishment items are those basics that are not highly seasonal or dependent on fashion trends. The same products are sold by retailers 12 months a year and styles evolve slowly. Retailers generally replenish their stocks of these items as they are sold. Only a relatively small portion of our business involves replenishment items.

The majority of our products consist of items that are non-replenishment as a result of being tied to a season. For these products, the selling season generally ranges from three to six months. The value of this seasonal merchandise might be sufficient for us to generate a profit over its cost throughout the season, but after its season a few months later the same inventory might be saleable at less than cost. The value may rise again the following year when the season in which the goods sell approaches—or it may not, depending on the level of prior year merchandise on the market and on year-to-year fashion changes.

The majority of out-of-season inventories may be sold to off-price retailers and other customers who serve a customer base that will purchase prior year fashions in addition to liquidation through our Vince outlets. The amount, if any, that these customers will pay for prior year fashions is determined by the desirability of the inventory itself as well as the general level of prior year goods available to these customers. The assessment of inventory value, as a result, is highly subjective and requires an assessment of the seasonality of the inventory, its future desirability, and future price levels in the off-price sector.

Many of our products are purchased for and sold to specific customers’ orders. Others are purchased in anticipation of selling them to a specific customer based on historical trends. The loss of a major customer, whether due to the customer’s financial difficulty or other reasons, could have a significant negative impact on the value of the inventory expected to be sold to that customer. This negative impact can also extend to purchase obligations for goods that have not yet been received. These obligations involve product to be received into inventory over the next one to six months.

Deferred Rent and Deferred Lease Incentives

We lease various office spaces, showrooms and retail stores. Many of these operating leases contain predetermined fixed escalations of the minimum rentals during the original term of the lease. For these leases, we recognize the related rental expense on a straight-line basis over the life of the lease and record the difference between the amount charged to operations and amounts paid as deferred rent. Certain of our retail store leases contain provisions for contingent rent, typically a percentage of retail sales once a predetermined threshold has been met. These amounts are expensed as incurred. Additionally, we received lease incentives in certain leases. These allowances have been deferred and are amortized on a straight-line basis over the life of the lease as a reduction of rent expense.

Fair Value Assessments of Goodwill and Other Intangible Assets

Goodwill and other indefinite-lived intangible assets are tested for impairment at least annually and in an interim period if a triggering event occurs. We completed our annual impairment testing on our goodwill and indefinite-lived intangible assets during the fourth quarters of fiscal 2013, fiscal 2012 and fiscal 2011.

In September 2011, the Financial Accounting Standards Board (“FASB”) issued an amendment to ASC Topic 350 Intangibles-Goodwill and Other. Under this amendment, an entity may elect to perform a qualitative impairment assessment for goodwill. If adverse trends are identified during the qualitative assessment that indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a quantitative impairment test is required. “Step one” of this quantitative impairment test requires that the fair value of the reporting unit be estimated and compared to its carrying amount. If the carrying amount exceeds the estimated fair value of the asset, “step two” of the impairment test is performed to calculate the impairment loss. An impairment loss is recognized to the extent the carrying amount of the reporting unit exceeds the implied fair value.

An entity may pass on performing the qualitative assessment for a reporting unit and directly perform “step one” of the assessment. This determination can be made on an asset by asset basis, and an entity may resume performing a qualitative assessment in subsequent periods. The amendment is effective for annual and interim impairment tests for goodwill performed for fiscal years beginning after December 15, 2011. We adopted this amendment during fiscal 2012.

In fiscal 2013 and fiscal 2012, we performed a qualitative assessment on the goodwill and determined that it was not more likely than not that the carrying value of the reporting unit was greater than the fair value. In fiscal 2011, we performed “step one” of the impairment test for the goodwill rather than electing early adoption of the guidance noted above due to the additional capitalized contingent purchase price. We estimated the fair value of the reporting unit primarily based on an income approach, which uses discounted cash flow assumptions. The implied fair value of the reporting unit exceeded the book value. As such, we were not required to perform “step two” of the impairment test.

In July 2012, FASB issued Accounting Standards Update No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite Lived Assets for Impairment. Under this amendment, an entity may elect to perform a qualitative impairment assessment for indefinite-lived intangible assets similar to the goodwill impairment testing guidance discussed above.

An entity may pass on performing the qualitative assessment for an indefinite-lived intangible asset and directly perform “step one” of the assessment. This determination can be made on an asset by asset basis, and an entity may resume performing a qualitative assessment in subsequent periods. The amendment is effective for annual and interim impairment tests for indefinite-lived intangible assets performed for fiscal years beginning after September 15, 2012. We early adopted this amendment during fiscal 2012.

In fiscal 2013 and fiscal 2012, we elected to perform a qualitative assessment on indefinite-lived intangible assets and determined that it was not more likely than not that the carrying value of the assets exceeded the fair value. In fiscal 2011, we performed “step one” of the impairment test for indefinite-lived intangible assets. We estimated the fair value of the indefinite-lived assets primarily based on a relief from royalty model, which uses revenue projections, royalty rates and discount rates to estimate fair value. The implied fair value of the assets exceeded the book value, as such we were not required to perform “step two” of the impairment test.

Determining the fair value of goodwill and other intangible assets is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates and operating margins, discount rates and future market conditions, among others. It is possible that estimates of future operating results could change adversely and impact the evaluation of the recoverability of the carrying value of goodwill and intangible assets and that the effect of such changes could be material.

Definite-lived intangible assets are comprised of customer relationships and are being amortized on a straight-line basis over their useful lives of 20 years.

Provision for income taxes

We account for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities at enacted rates. We determine the appropriateness of valuation allowances in accordance with the “more likely than not” recognition criteria. We recognize tax positions in our

Consolidated Balance Sheets as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with tax authorities assuming full knowledge of the position and all relevant facts.

Recent Accounting Pronouncements

For information on certain recently issued or proposed accounting standards which may impact Vince Holding Corp., please refer to the notes to Consolidated Financial Statements in this annual report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our principal market risk relates to interest rate sensitivity, which is the risk that changes in interest rates will reduce our net income or net assets. Our variable rate debt consists of borrowings under the Term Loan Facility. Our interest rate is based on the Eurodollar rate (subject to a 1.00% floor) plus 5.00%, or the base rate (subject to a 2.00% floor) plus 3.00%. A one percentage point increase in the interest rate on our variable rate debt would result in additional interest expense of approximately $1.7 million for the $170 million borrowings under the Term Loan Facility, on an annual basis.

We do not believe that foreign currency risk, commodity price or inflation risks are expected to be material to our business or our consolidated financial position, results of operations or cash flows. Substantially all of our foreign sales and purchases are made in U.S. dollars.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See “Index to Financial Statements,” which is located on page F-1 appearing at the end of this annual report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Attached as exhibits to this Form 10-K are certifications of our Chief Executive Officer and Chief Financial Officer. Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires that we include these certifications with this report. This Controls and Procedures section includes information concerning the disclosure controls and procedures referred to in the certifications. You should read this section in conjunction with the certifications.

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of February 1, 2014.

We evaluate the effectiveness of our disclosure controls and procedures on at least a quarterly basis. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure information is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Disclosure Controls and Procedures

In designing and evaluating our disclosure controls and procedures, we recognized that disclosure controls and procedures, no matter how well conceived and well operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. We have also designed our disclosure controls and procedures based in part upon assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our latest fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

This annual report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

ITEM 9B. OTHER INFORMATION.

None.

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE.

Below is a list of names, ages and a brief overview of the business experience of our directors, executive officers and members of senior management as of March 28, 2014:

Name	Age	Position/Title
Christopher T. Metz	48	Director and Chairman
Mark E. Brody	52	Director
Jason H. Neimark	43	Director
Jerome Griffith	55	Director
Robert A. Bowman	58	Director
Jill Granoff	51	Director and Chief Executive Officer
Lisa Klinger	47	Chief Financial Officer and Treasurer
Karin Gregersen	44	President and Chief Creative Officer
Beth Cohn	46	Senior Vice President, Retail and E-Commerce
Rebecca Damavandi	41	Group President, Global Business Development
Jay Dubiner	50	Senior Vice President, General Counsel and Secretary
Deena Gianoncelli	40	Senior Vice President, Human Resources
Michele Sizemore	50	Senior Vice President, Operations
Jill Steinberg	37	Senior Vice President, Wholesale

Directors, Executive Officers and Senior Management

We believe that our board of directors should be composed of individuals with knowledge and experience in many substantive areas that impact our business. The following areas are the most important to us: fashion and consumer goods; retail and wholesale; marketing and merchandising; sales and distribution; international business development; strategic planning and leadership of complex organizations; accounting, finance, and capital structure; legal/regulatory and government affairs; talent management; and board practices of other major corporations. We believe that all of our current board members possess the professional and personal qualifications necessary for board service, and have highlighted in the individual biographies below the specific experience, attributes, and skills that led to the conclusion that each board member should serve as a director.

Christopher T. Metz. Mr. Metz has served as a director since 2008 and as the Chairman of our board of directors since November 2013. Mr. Metz has served as Managing Director of Sun Capital since 2005 and has extensive global operating and leadership experience in the consumer and durable goods industries. Prior to joining Sun Capital, Mr. Metz was President at Black & Decker, leading its Hardware and Home Improvement Group from 1999 to 2005. During his 13 years at Black & Decker, Mr. Metz held various other senior leadership positions, including President of Kwikset Corporation, President of Price Pfister faucets, President of Baldwin Hardware, and General Manager of European Professional Power Tools and Accessories, based in Frankfurt, Germany. Mr. Metz also serves on several boards of Sun Capital portfolio companies, including Avion Services Group Holding Corp., Captain D’s Holding Corp., Friendly’s Ice Cream LLC, Grandy’s Holding Corp., Lexington Furniture Industries, Inc., Pemco World Air Services, Inc., Rowe Fine Furniture, Inc., and SK Financial Services Corp. Mr. Metz also served on the board of Amicus Wind Down Corporation, a public company, from 2010 to 2012. Mr. Metz brings to our board extensive public company and international leadership experience.

Mark E. Brody. Mr. Brody has served as a director since 2008. Mr. Brody has served as a Managing Director and Group Chief Financial Officer of Sun Capital since 2006. Prior to joining Sun Capital, Mr. Brody served from 2001 to 2006 as Chief Financial Officer for Flight Options, a leading provider of fractional jet services. Prior to Flight Options, he served as Chief Financial Officer or Vice President, Finance for manufacturing-related public companies, including Sudbury, Inc., Essef Corporation, Anthony & Sylvan Pools, and Waterlink, Inc. Mr. Brody also serves on several boards of Sun Capital portfolio companies, including Limited Stores Company, LLC, Cello-Foil Products, Inc., Emerald Performance Materials LLC, Exopack Holding Corp., Garden Fresh Restaurant Corp., and TPG Enterprises, Inc. Mr. Brody started his career as an auditor with Ernst & Young. Mr. Brody brings to the board significant experience in finance, accounting and corporate strategy development.

Jason H. Neimark. Mr. Neimark has served as a director since May 2013. Mr. Neimark has served as a Managing Director of Sun Capital since 2001. Mr. Neimark has led more than 65 buyout and capital markets transactions in a broad range of industries on behalf of affiliates of Sun Capital in the U.S. and Europe. From 2000 to 2001, Mr. Neimark was a Principal and President of K&D Distributors, a national direct marketer and specialty distributor of optical products where he led a financial and operational turnaround which concluded in a successful sale. From 1995 to 2000, Mr. Neimark served as a principal of Midwest Mezzanine Funds, a provider of junior capital to middle market businesses. After receiving his CPA designation in 1992, Mr. Neimark worked as a tax consultant and auditor for KPMG Peat Marwick. Mr. Neimark also serves on several boards of Sun Capital portfolio companies, including Gordmans Stores Inc. Mr. Neimark was a director of Accuride Corporation, a public company, from February 2009 to October 2009. Since February 1, 2014, he has served as a director of Loud Technologies, a private company, where he previously served as a director from May 2005 to July 2008. Mr. Neimark provides strong finance skills to our board of directors and valuable experience gained from previous board service.

Jerome Griffith. Mr. Griffith has served as a director since November 2013. Mr. Griffith has served as the Chief Executive Officer, President and a member of the board of directors of Tumi Holding, Inc. since April 2009. From 2002 to February 2009, Mr. Griffith was employed at Esprit Holdings Limited, a global fashion brand, where he was promoted to Chief Operating Officer and appointed to the board of directors in 2004, then promoted to President of Esprit North and South America in 2006. From 1999 to 2002, Mr. Griffith worked as an Executive Vice President at Tommy Hilfiger. From 1998 to 1999, Mr. Griffith worked as the President of Retail at the J. Peterman Company, a catalog-based apparel and retail company. From 1989 through 1998, Mr. Griffith worked in various positions at Gap, Inc. Mr. Griffith brings to our board experience as a public company director, experience as a senior executive of a major global consumer products company and a proven track record of innovation and driving international growth and expansion.

Robert A. Bowman. Mr. Bowman has served as a director since November 2013. Mr. Bowman currently serves as President and Chief Executive Officer of Major League Baseball Advanced Media (“MLB.com”), the Internet and interactive media unit of Major League Baseball. Prior to joining MLB.com in November 2000, Mr. Bowman was President and Chief Executive Officer of Cyberian Outpost, Inc., an online retailer of computers and electronics. Before joining Cyberian Outpost in September 1999, Mr. Bowman held several senior management positions at ITT Corporation, including President, Chief Operating Officer and Chief Financial Officer. Earlier in his career, Mr. Bowman served for eight years as Treasurer of the State of Michigan. Mr. Bowman is currently a director and chairman of the audit committee of Take-Two Interactive Software Inc. Mr. Bowman previously served as a director of Warnaco Group, Inc. from 2004 to 2013, Director of Blockbuster, Inc. from 2003 to 2010 and director of World Wrestling Entertainment, Inc. from 2003 to 2008. Mr. Bowman brings to our board experience as a public company director and extensive financial experience in both the public and private sectors.

Jill Granoff. Ms. Granoff has served as our Chief Executive Officer and a director since May 2012. Previously, Ms. Granoff served as Chief Executive Officer of Kenneth Cole Productions, Inc., a designer and marketer of women’s and men’s apparel, footwear and accessories, from 2008 until 2011. Prior to that, Ms. Granoff served as Executive Vice President of Liz Claiborne Inc. where she had global responsibility for Juicy Couture, Lucky Brand Jeans, Kate Spade and the company’s e-commerce and outlet businesses. Prior to joining Liz Claiborne, Ms. Granoff was President and Chief Operating Officer of Victoria Secret Beauty, a

division of Limited Brands, where she worked from 1999 to 2006. From 1990 to 1999, Ms. Granoff held various executive positions at The Estée Lauder Companies. Ms. Granoff is a member of the board of directors of Demandware and the Fashion Institute of Technology Foundation. Ms. Granoff brings significant senior leadership, operating and industry experience to our board of directors. Ms. Granoff’s position as our Chief Executive Officer also allows her to advise the board of directors on management’s perspective over a full range of issues affecting the Company.

Lisa Klinger. Ms. Klinger has served as our Chief Financial Officer and Treasurer since December 2012. Previously, Ms. Klinger served as Executive Vice President and Chief Financial Officer of The Fresh Market, Inc., a specialty retailer, from 2009 until 2012. Prior to that, Ms. Klinger served as interim Chief Financial Officer of Michael’s Stores during 2008 and Senior Vice President of Finance and Treasurer from 2005 to 2009. Ms. Klinger previously served as Assistant Treasurer at Limited Brands from 2000 to 2005.

Karin Gregersen. Ms. Gregersen has served as our President since May 2013 and as our President and Chief Creative Officer since October 2013. Previously, Ms. Gregersen worked at Chloé/Richemont for 13 years, where she last served as the Executive Vice President and Managing Director of Chloé/Richemont Americas from 2007 to 2013. Prior to this role, she served as the Sales and Marketing Director for Chloé/Richemont Europe/Middle East from 1999 to 2007. Ms. Gregersen previously served as the Europe Sales Manager for Givenchy from 1997 to 1999.

Beth Cohn. Ms. Cohn has served as our Senior Vice President of Retail and E-Commerce since June 2012. Previously, Ms. Cohn served as Senior Vice President of Retail for Theory and Helmut Lang from 2009 to 2012. Prior to that, Ms. Cohn served as General Manager of Retail and Vice President for Juicy Couture from 2006 to 2009 and General Merchandise Manager, Retail and Senior Vice President for Prada North America from 1997 to 2006.

Rebecca Damavandi. Ms. Damavandi has served as our Group President of Global Business Development since August 2012. Previously, Ms. Damavandi worked as a self-employed global apparel consultant from 2010 to 2012. Prior to that, Ms. Damavandi served as President of Licensing and Global Business Development for Elie Tahari from 2006 to 2010, Vice President of International and Licensing for Earl Jeans/VF Corporation from 2004 to 2006 and Senior Director of Global Product Licensing for Guess?, Inc. from 1999 to 2003, after joining the company in 1996.

Jay Dubiner. Mr. Dubiner has served as our Senior Vice President, General Counsel and Secretary since September 2013. Previously, Mr. Dubiner served as the Executive Vice President, General Counsel and Corporate Secretary of The Warnaco Group, Inc. from 2008 to 2013. Prior to that, Mr. Dubiner served as Of Counsel for Paul, Hastings, Janofsky & Walker, LLP from 2006 until 2008. Previously, he held the position of Executive Vice President, Corporate Development & General Counsel for Martha Stewart Living Omnimedia, Inc. from 2004 until 2006. Prior to that, Mr. Dubiner provided legal and corporate development consulting services to clients primarily in the media industry. From 2000 to 2002, he served as Senior Vice President, Business Development & Strategic Planning for a division of The Universal Music Group. Mr. Dubiner was an associate in the corporate department of the New York law firm of Paul Weiss Rifkind Wharton & Garrison from 1993 to 2000.

Deena Gianoncelli. Ms. Gianoncelli began serving as our Senior Vice President, Human Resources in September 2013. Previously, Ms. Gianoncelli served as Director of Human Resources for Amazon.com from 2012 to 2013. Prior to that, Ms. Gianoncelli served as the Vice President of Human Resources for Hugo Boss Americas from 2010 to 2012. In addition, Ms. Gianoncelli served as Senior Director of Human Resources for Medco Health Solutions from 2005 to 2010.

Michele Sizemore. Ms. Sizemore has served as our Senior Vice President, Operations since May 2013. Previously, Ms. Sizemore worked at Gap, Inc. for 20 years, where she last served as Senior Vice President of

Global Sourcing for the Gap brand worldwide from 2011 to 2013. Prior to that, she served as Vice President of Global Sourcing for Banana Republic from 2009 to 2011.

Jill Steinberg. Ms. Steinberg has served as our Senior Vice President, Wholesale since March 2013. Previously, Ms. Steinberg served as our Senior Vice President, Women’s Sales from 2012 to 2013. Prior to that, Ms. Steinberg served as Vice President of Sales for Diane von Furstenberg from 2005 to 2012. Previously, Ms. Steinberg served as Senior Account Executive for BCBG from 2003 to 2005 and Senior Account Executive for Theory from 2001 to 2003.

Family Relationships

There are no family relationships between any of our executive officers or directors.

Corporate Governance

Board Composition

Our amended and restated certificate of incorporation provides that our board of directors shall consist of such number of directors as determined from time to time by resolution adopted by a majority of the total number of directors then in office. Our board of directors currently consists of seven members; provided that one such seat is currently vacant. Until such time as Sun Capital and its affiliates cease to beneficially own 30% or more of the voting power of our then outstanding capital stock entitled to vote generally in the election of directors, Sun Cardinal, an affiliate of Sun Capital, will have the right to designate a majority of our board of directors under our amended and restated certificate of incorporation, provided that, at such time as we are not a “controlled company” under the NYSE corporate governance standards, a majority of our board of directors will be “independent directors,” as defined under the rules of NYSE, subject to the applicable phase-in requirements. Until such time as Sun Capital and its affiliates cease to beneficially own 30% or more of the voting power of the voting stock then outstanding, Sun Cardinal shall also have the ability to fill any vacancy on our board of directors, whether resulting from an increase to the board size, death, resignation or removal. Thereafter, only our board of directors shall be authorized to fill such vacancies. Additionally, even if Sun Capital and its affiliates cease to beneficially own at least 30% of the voting power of the voting stock then outstanding, directors previously designated by Sun Cardinal shall have the right to serve the remainder of their respective terms, unless they are otherwise removed for cause in accordance with the terms of our amended and restated certificate of incorporation.

Our board of directors is divided into three classes, with one class being elected at each year’s annual meeting of stockholders. Mr. Brody and Mr. Bowman serve as the Class I directors with an initial term expiring in 2015. Messrs. Neimark, and Metz serve as Class II directors with an initial term expiring in 2016. Ms. Granoff and Mr. Griffith serve as Class III directors with an initial term expiring in 2017. Following the expiration of the initial term of a class of directors, each class of directors will serve a three-year term. Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the total number of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, officers and owners of more than 10% of any class of our equity securities (“10% beneficial owners”) to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and to furnish us with copies of all forms filed. Prior to our initial public offering, which was consummated on November 27, 2013, we were a privately held company with no class of equity securities registered pursuant to Section 12 of the Exchange Act. None of our directors, officers or 10% beneficial owners were required to file with the SEC any such reports prior to the IPO. To our knowledge, all Section 16(a) filing requirements applicable to our officers, directors and 10% beneficial owners during the period covered by this annual report on Form 10-K were met.

Controlled Company

Affiliates of Sun Capital control a majority of the voting power of our outstanding common stock. As a result, we are a “controlled company” under the NYSE corporate governance standards. As a controlled company, exemptions under the standards free us from the obligation to comply with certain corporate governance requirements, including the requirements:

•	that a majority of our board of directors consists of “independent directors,” as defined under the NYSE rules;

•	that we have a nominating committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities;

•	that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•	that we conduct annual performance evaluations of the nominating committee and compensation committee.

These exemptions do not modify the independence requirements for our Audit Committee. The NYSE rules permit the composition of our Audit Committee to be phased in as follows: (1) one independent committee member at the time of our initial public offering; (2) a majority of independent committee members within 90 days of our initial public offering; and (3) all independent committee members within one year of our initial public offering.

We intend to comply with the applicable requirements of the Sarbanes-Oxley Act and rules with respect to our Audit Committee as we appointed two independent directors on our Audit Committee at the time of pricing of our initial public offering and intend to appoint the remaining independent director to our Audit Committee within the applicable time frame.

Similarly, once we are no longer a “controlled company,” we must comply with the independent board committee requirements as they relate to our Nominating and Corporate Governance Committee and our Compensation Committee, on the same phase-in schedule as set forth above, with the trigger date being the date we are no longer a “controlled company”. In addition, we will have 12 months from the date we cease to be a “controlled company” to have a majority of independent directors on our board of directors.

Board Committees

The standing committees of our board of directors consist of an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. The directors on such committees designated by Sun Cardinal, an affiliate of Sun Capital, constitute a majority of each committee of our board of directors (other than the Audit Committee) and the chairman of each of the committees (other than the Audit Committee) is a director serving on such committee who was selected by Sun Cardinal, provided that, at such time as we are not a “controlled company” under the NYSE corporate governance standards, our committee membership will comply with all the applicable requirements of those standards. The composition, duties and responsibilities of these committees are set forth below. In the future, our board may establish other committees, as it deems appropriate, to assist it with its responsibilities.

Audit Committee

The Audit Committee is responsible for, among other matters: (1) appointing, compensating, retaining, evaluating, terminating and overseeing our independent registered public accounting firm; (2) discussing with our independent registered public accounting firm their independence from management; (3) reviewing with our independent registered public accounting firm the scope and results of their audit; (4) approving all audit and permissible non-audit services to be performed by our independent registered public accounting firm;

(5) overseeing the financial reporting process and discussing with management and our independent registered public accounting firm the interim and annual financial statements that we file with the SEC; (6) reviewing and monitoring our accounting principles, accounting policies, financial and accounting controls and compliance with legal and regulatory requirements; (7) establishing procedures for the confidential anonymous submission of concerns regarding questionable accounting, internal controls or auditing matters; and (8) reviewing and approving related person transactions.

Our Audit Committee consists of Messrs. Bowman, Griffith and Brody. We believe that Messrs. Bowman and Griffith qualify as independent directors according to the rules and regulations of the SEC with respect to audit committee membership. We also believe that Mr. Bowman qualifies as an “audit committee financial expert,” as such term is defined in Item 401(h) of Regulation S-K under the Securities Act. We expect to add an additional independent director to our Audit Committee within one year of the effective date of the registration statement for our initial public offering in order to comply with applicable rules and regulations of NYSE. Our board of directors adopted a new written charter for the Audit Committee, which is available on our corporate website at www.vince.com. Our website is not part of this annual report on Form 10-K.

Compensation Committee

The Compensation Committee is responsible for, among other matters: (1) reviewing key corporate compensation goals, policies, plans and programs; (2) reviewing and approving the compensation of our directors, chief executive officer and other named executive officers; (3) reviewing and approving employment agreements and other similar arrangements between us and our named executive officers; and (4) administering stock plans and other incentive compensation plans (including the Vince 2013 Incentive Plan and the Vince ESPP, as defined herein).

Our Compensation Committee consists of Messrs. Metz, Brody and Neimark. Our board of directors adopted a written charter for the Compensation Committee, which is available on our corporate website at www.vince.com. Our website is not part of this annual report on Form 10-K.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee is responsible for, among other matters: (1) identifying individuals qualified to become members of our board of directors, consistent with criteria approved by our board of directors; (2) overseeing the organization of our board of directors so that it can satisfy its duties and responsibilities properly and efficiently; (3) identifying best practices and recommending corporate governance principles; and (4) developing and recommending to our board of directors a set of corporate governance guidelines and principles applicable to us.

Our Nominating and Corporate Governance Committee consists of Messrs. Metz, Brody and Neimark. Our board of directors adopted a written charter for the Nominating and Corporate Governance Committee, which is available on our corporate website at www.vince.com. Our website is not part of this annual report on Form 10-K.

Compensation Committee Interlocks and Insider Participation

During fiscal 2013, none of our officers or employees served as a member of our Compensation Committee. None of our executive officers currently serve, or in the past has served, as a member of the Compensation Committee of any entity that has one or more executive officers serving on our board of directors or Compensation Committee or as a director of any entity that has one or more executive officers serving on our Compensation Committee.

Code of Business Conduct and Ethics

We adopted a code of business conduct and ethics applicable to our principal executive, financial and accounting officers and all persons performing similar functions. A copy of that code is available on our corporate website at www.vince.com. We expect that any amendments to the code, or any waivers of its requirements, will be disclosed on our website. Our website is not part of this annual report on Form 10-K.

Risk Oversight

Our board of directors oversees the risk management activities designed and implemented by our management. The board of directors executes its oversight responsibility for risk management both directly and through its committees. The full board of directors also considers specific risk topics, including risks associated with our strategic plan, business operations and capital structure. In addition, the board of directors receives detailed regular reports from members of our senior management and other associates that include assessments and potential mitigation of the risks and exposures involved with their respective areas of responsibility.

Our board of directors has delegated to the Audit Committee oversight of our risk management process. Our other board committees also consider and address risk as they perform their respective committee responsibilities. All committees report to the full board of directors as appropriate, including when a matter rises to the level of a material or enterprise level risk.

Other Committees

Our board of directors may establish other committees as it deems necessary or appropriate from time to time.

ITEM 11. EXECUTIVE COMPENSATION

The following section provides compensation information pursuant to the scaled disclosure rules applicable to “emerging growth companies” under the rules of the SEC and may contain statements regarding future individual and company performance targets and goals. These targets and goals are disclosed in the limited context of the company’s executive compensation program and should not be understood to be statements of management’s expectations or estimates of results or other guidance. We specifically caution investors not to apply these statements to other contexts. Vince’s Named Executive Officers (the “Named Executive Officers”) for fiscal 2013 and the positions they held with us during fiscal 2013 are set forth below:

Jill Granoff, Chief Executive Officer

Lisa Klinger, Chief Financial Officer and Treasurer

Karin Gregersen, President and Chief Creative Officer

This executive compensation section contains certain forward-looking statements that are based on our current plans and expectations regarding future compensation plans and arrangements. The actual compensation plans and expectations that we adopt may differ materially from the currently anticipated plans and arrangements as summarized in this discussion.

Overview

Prior to the consummation of our initial public offering in November 2013, we were a privately-held company owned almost exclusively by affiliates of Sun Capital. As a result, we were not subject to any stock exchange listing or SEC rules requiring a majority of our board of directors to be independent or relating to the formation and functioning of board committees, including audit, compensation and nominating and corporate governance committees. As such, all compensation decisions had historically been made by our board of directors.

Additionally, prior to November 2013, the compensation of the executive officers identified under “—Summary Compensation Table” who are referred to as the Named Executive Officers, had consisted of a combination of base salary, bonuses (sign-on, performance based and guaranteed) and long-term incentive compensation in the form of Kellwood stock options issued under its 2010 Stock Option Plan (the “2010 Option Plan”). Executive officers and all salaried employees are also eligible to receive health and welfare benefits. Pursuant to employment agreements or an offer letter, the Named Executive Officers were also eligible to receive certain payments and benefits upon termination of employment under certain circumstances, as well as acceleration of vesting of certain outstanding equity awards in connection with a change in control. See “—Employment Agreements” for additional information.

In connection with our initial public offering, we established a compensation committee which assumed the responsibility, from our board of directors, for making compensation decisions for our executive officers and directors. We also assumed from Kellwood its obligations under those employment agreements with our executive officers to which Kellwood was a party. See “—Employment Agreements” for additional information. Additionally, in connection with the pricing of our initial public offering on November 21, 2013, we assumed Kellwood’s remaining obligations under the 2010 Option Plan with respect to prior grants (whether vested or unvested) made to our executive officers and made equity grants under the Vince 2013 Incentive Plan to certain of our executive officers and employees and to our non-employee directors. Going forward, we intend to grant additional long-term equity incentives to our executives under the Vince 2013 Incentive Plan, as described below in “—Employee Stock Plans—Vince 2013 Incentive Plan.”

Our compensation committee reviews compensation elements and amounts for our Named Executive Officers on an annual basis and at the time of a promotion or other change in level of responsibilities, as well as when competitive circumstances or business needs may require. In addition, as we gain additional experience as a public company, we expect that the specific direction, emphasis and components of our executive compensation program will continue to evolve. Accordingly, the compensation paid to Vince’s Named Executive Officers for fiscal 2013 may not necessarily be indicative of how we may compensate Vince’s Named Executive Officers in future years.

Executive Compensation Design Overview

Our executive compensation programs have historically been designed to provide competitive total compensation opportunities. They were designed to align pay with achievement of our annual and long-term financial and operational goals and recognize individual achievement. In setting pay levels, we reviewed published survey information and other available compensation data that was specific to companies of similar size or positioning in our industry. As currently structured, our executive compensation program is designed to:

•	provide aggregate compensation that reflects the market compensation for executives with similar responsibilities in similar companies with appropriate adjustments to reflect the experience, performance and other distinguishing characteristics of specific individuals;

•	be commensurate with our short-term and long-term financial performance;

•	be aligned with the value for stockholders; and

•	provide a competitive compensation opportunity to allow us to attract and retain key executive talent.

We believe that an important criterion for the determination of the aggregate value of our compensation program and the allocation of such value among the various elements of our compensation plans is market data on the amounts, allocations and structures utilized by similarly situated companies for positions of comparable responsibility.

In fiscal 2013 prior to consummation of our initial public offering, we retained the services of Aon Hewitt (“Aon”), a compensation consultant, to prepare a comprehensive analysis of our compensation packages for our executive officers (including our Named Executive Officers), to compare the specific elements of compensation and the aggregate value with a group of peer companies selected by Aon and to assist us in establishing the elements of our compensation program following consummation of our initial public offering, including elements of our compensation for fiscal 2013 and fiscal 2014. We intend to continue to collaborate with Aon, using the results of their benchmarking study, to develop the elements of our go-forward public company compensation program. We anticipate that this program will include additional grants under the Vince 2013 Incentive Plan and may include offerings pursuant to the Vince ESPP, each of which we adopted in connection with our initial public offering in November 2013.

Risk Assessment and Compensation Practices

Our management assesses and discusses with the board of directors our compensation policies and practices for our employees as they relate to our overall risk management and, based upon this assessment, we believe that any risks arising from such policies and practices are not reasonably likely to have a material adverse effect on us.

Compensation of Named Executive Officers

Base Salaries. In fiscal 2013, our board of directors reviewed and held deliberations concerning the compensation of our executive officers, including our Named Executive Officers. Going forward, our compensation committee will review the base salaries of our executive officers, including the Named Executive Officers, at least annually and make adjustments as it determines to be reasonable and necessary. The current base salaries of the Named Executive Officers are as follows:

Named Executive Officer	Base Salary
Jill Granoff, Chief Executive Officer (1)	$1,000,000
Lisa Klinger, Chief Financial Officer and Treasurer (2)	$500,000
Karin Gregersen, President and Chief Creative Officer (3)	$750,000

(1)	The board of directors approved a base salary increase for Ms. Granoff from $900,000 to $1,000,000 effective as of February 1, 2013.
(2)	Ms. Klinger’s base salary was increased from $450,000 to $500,000 in November 2013.
(3)	Ms. Gregersen was hired and began performing the duties of President in March 2013 and became our Chief Creative Officer in October 2013.

Sign-On Bonuses. Certain executives received a one-time sign-on bonus when they joined us. For fiscal 2013, Ms. Gregersen received a sign-on bonus of $200,000.

Guaranteed Bonus. Certain executives were eligible to receive a guaranteed minimum bonus based on their annual salary and their targeted bonus opportunity. If an executive’s award in fiscal 2013 under the Performance Management and Incentive Compensation Program, as described below in “— Cash Bonus Plan,” (the “2013 Bonus Plan”), is lower than their guaranteed minimum bonus for such year, they will receive a cash bonus in fiscal 2014 (for services rendered in fiscal 2013) in an amount equal to the difference, so that their total cash bonus award for fiscal 2013 is equal to their guaranteed minimum bonus. The compensation committee made bonus determinations with respect to the 2013 Bonus Plan on March 26, 2014. Payouts under the 2013 Bonus Plan (and any additional cash bonus) will be paid in April 2014. For fiscal 2013, Ms. Gregersen had a guaranteed bonus of $375,000. See “—Summary Compensation Table” and “— Cash Bonus Plan” for additional information.

Cash Bonus Plan. The 2013 Bonus Plan was designed to encourage a high level of performance in fiscal 2013 so that the achievement of targeted performance levels is rewarded with a target incentive payout, and performance above such levels is rewarded with higher-level payouts. Each executive officer is assigned a target annual award opportunity based on the achievement of EBITDA performance that is expressed as a percentage of such executive’s base salary. Our board of directors had historically approved these targeted award opportunities for each Vince executive officer. Going forward (beginning with fiscal 2014), these targeted awards will be approved by our compensation committee. Ms. Gregersen will receive an additional cash bonus payment of $25,438 for fiscal 2013, reflecting the difference between her guaranteed bonus of $375,000 and her pro-rated award of $349,562 under the 2013 Bonus Plan.

Our compensation committee established targets for our Named Executive Officers under the Short-Term Incentive Program (the “2014 Bonus Plan”). The 2014 Bonus Plan modified our performance metrics to include both a revenue and a profit component, instead of using EBITDA thresholds, to better measure our performance and align with the incentive plan design of many of our peer companies. The performance metric for the revenue component is net sales, and this metric will have a weight of 25% for bonus determinations under the 2014 Bonus Plan. The remaining 75% of bonus determinations under the 2014 Bonus Plan will be based on operating income. The payout opportunity for the Named Executive Officers under the 2014 Bonus Plan will be 50% for reaching certain threshold amounts, 100% for reaching certain target amounts and 200% for reaching certain maximum amounts, all set forth under the 2014 Bonus Plan.

Although we are using net sales and operating income as financial measures for fiscal 2014 and intend to do so in future fiscal years, we may use other objective financial performance indicators for the cash bonus plan in the future, including but not limited to the price of our common stock, stockholder return, return on equity, return on investment, return on capital, sales productivity, same-store sales growth, economic value added, gross margin, cash flow, earnings per share or market share.

Kellwood Equity Incentives. On June 30, 2010, the board of directors of Kellwood, a former subsidiary of Vince Holding Corp., approved the 2010 Stock Option Plan. Prior to the consummation of our initial public offering in November 2013, grant agreements for grants previously made to our executive officers under the 2010 Option Plan were amended to eliminate the restrictions on exercisability for vested options following the closing of our initial public offering and to provide for a minimum holding period to apply to any shares received on account of exercising such options. After giving effect to these amendments, options granted under the 2010 Option Plan (i) continue to vest over a five year period at a rate of 20% per year measured from the grant date and (ii) expire on the earlier of the tenth anniversary of the grant date or upon termination of employment for cause. On November 21, 2013 (immediately prior to the pricing of our initial public offering), Vince Holding Corp. assumed all of Kellwood’s remaining obligations under the 2010 Option Plan with respect to options previously granted thereunder to our executive officers and such options became exercisable upon the consummation of the IPO. After giving effect to this assumption and the consummation of the Restructuring Transactions and the IPO, the options previously granted to our Named Executive Officers under the 2010 Option Plan became options to acquire the following number of shares of Vince Holding Corp. common stock at the specified exercise prices: (i) 1,153,291 options at $5.75 per share (Ms. Granoff); (ii) 196,583 options at $5.75 per share (Ms. Klinger); and (iii) 170,372 options at $6.64 per share (Ms. Gregersen).

The fair value of the stock options is determined at the grant date using a probability-weighted expected return method model, which requires us to make several significant assumptions including long-term EBITDA growth rates, future enterprise value, discount rates, and timing and probability of a future liquidity event. This methodology was selected based on the current capital structure and forecasted operational performance.

In addition, after giving effect to the assumption by Vince Holding Corp. of Kellwood’s remaining obligations under the 2010 Option Plan (as discussed above), 100% of any outstanding and unvested shares granted under the 2010 Option Plan will vest upon a “Sale of the Company.” Sale of the Company is defined as (i) any consolidation, merger or other transaction in which Vince Holding Corp. is not the surviving entity or which results in the acquisition of all or substantially all of Vince Holding Corp.’s outstanding shares of common stock by a single person or entity or by a group of persons or entities acting in concert; (ii) any sale or transfer of all or substantially all of our assets (excluding, however, for this purpose any real estate “sale-lease back” transaction); or (iii) the date that (A) more than fifty percent (50%) of the shares of voting stock of the surviving or acquiring entity is owned and/or controlled (by agreement or otherwise), directly or indirectly, by a single person or entity or by a group of persons or entities acting in concert other than Sun Capital or its affiliates; and (B) Sun Capital or its affiliates no longer controls our board of directors; provided, however, that the term “sale” shall not include transactions either (x) with affiliates of Vince Holding Corp. or Sun Capital (as determined by our board of directors in its good faith sole discretion) or (y) pursuant to which more than fifty percent (50%) of the shares of voting stock of the surviving or acquiring entity is owned and/or controlled (by agreement or otherwise), directly or indirectly, by Sun Capital or its affiliates. The restructuring transactions consummated immediately prior to our initial public offering did not constitute a “Sale of the Company” and did not result in the vesting of options previously granted under the 2010 Option Plan to our named executive officers.

In determining the number of Kellwood shares underlying each option grant under the 2010 Option Plan, the Kellwood board of directors took into account each executive officer’s existing unvested equity grants and made awards that they determined would be sufficient to motivate and retain each executive officer past the expected date of our initial public offering. No additional equity grants will be made under the 2010 Option Plan.

On November 21, 2013, in connection with the pricing of our initial public offering, we granted Ms. Klinger options to acquire 99,812 shares of our common stock, on an as converted basis, under the Vince 2013 Incentive

Plan. The options have an exercise price equal to $20.00. 71,294 of such options will vest over four years at the rate of 25% each year on each anniversary of the grant date, beginning on the first anniversary of the grant date, so long as Ms. Klinger remains continuously employed with us through each such vesting date. The remaining 28,518 shares will vest over four years, but at the rate of 33 1/3% on each anniversary of the grant date beginning on the second anniversary of the grant date, so long as Ms. Klinger remains continuously employed with us through each such vesting date. Notwithstanding the foregoing, in the event that Ms. Klinger is involuntarily terminated by us within the twelve (12) months period following a change in control (as defined in the Vince 2013 Incentive Plan) then any unvested options that are part of this grant and remaining outstanding will become fully vested. Any shares of our common stock that Ms. Klinger receives upon exercise of these options will be subject to certain minimum holding requirements. We did not make any grants to Ms. Granoff or Ms. Gregersen under the Vince 2013 Incentive Plan in fiscal 2013.

The stock option grants made to these Named Executive Officers in fiscal 2013 under the Vince 2013 Incentive Plan were as follows:

Named Executive Officer	Date of Grant	Number of Shares(1)	Exercise Price(2)(3)
Jill Granoff	N/A	N/A	N/A
Lisa Klinger	November 21, 2013	99,812	$20.00
Karin Gregersen	N/A	N/A	N/A

(1)	Represents grants made under the Vince 2013 Incentive Plan in connection with the pricing of our initial public offering on November 21, 2013. All options are options to acquire shares of Vince Holding Corp. common stock. Does not include the options to acquire shares of Vince Holding Corp. common stock previously issued to our Named Executive Officers under the 2010 Option Plan, the obligations with respect to which we assumed on November 21, 2013 in anticipation of the consummation of our initial public offering.
(2)	Represents the public offering price in our initial public offering, or $20.00 per share.
(3)	The grant date fair value of these option grants is reflected in the “—Summary Compensation Table” under the “Option Awards” column.

Summary Compensation Table

The following table provides information regarding the total compensation for services rendered in all capacities that was earned by each individual who served as our principal executive officer at any time during fiscal 2013 and our two other most highly compensated executive officers who were serving as executive officers during the fiscal year ended February 1, 2014.

Name and Principal Position	Year	Salary ($)		Bonus ($)		Option Awards ($)(1)	Non-Equity Incentive Plan Compen- sation ($)(2)		All Other Compen- sation ($)(3)	Total ($)
Jill Granoff	2013	$998,462		$—		$—	$7,089,172	(4)	$12,199	$8,099,833
Chief Executive Officer
	2012	$661,154	(5)	$27,363	(6)	$2,128,920	$472,637		$11,245	$3,301,319
Lisa Klinger	2013	$460,577	(7)	$—		$879,923	$245,064	(8)	$8,339	$1,593,903
Chief Financial Officer and Treasurer
	2012	$60,577	(9)	$336,861	(10)	$309,924	$13,139		$—	$720,051
Karin Gregersen
President and Chief Creative Officer	2013	$533,654	(11)	$225,438	(12)	$376,999	$349,562		$12,172	$1,497,825

(1)	The fair value of stock options granted under the 2010 Option Plan in fiscal 2013 and fiscal 2012 was determined at the grant date using a Black-Scholes model, which requires us to make several significant assumptions including risk-free interest rate, volatility, expected term, and discount factors for stockholders in a privately-held company. At the grant date, the options granted to Ms. Granoff in fiscal 2012 had a weighted average fair value of $1.85 per share, the options granted to Ms. Klinger in fiscal 2012 had a weighted average fair value of $1.58 per share and the options granted to Ms. Gregersen in fiscal 2013 had a weighted average fair value of $2.21 per share, each as adjusted to give effect to Vince Holding Corp.’s assumption of Kellwood Company, LLC’s outstanding obligations under the 2010 Option Plan and the stock split effected in connection with consummation of our initial public offering. As discussed above in “—Compensation of Named Executive Officers—Kellwood Equity Incentives,” the options previously issued to Ms. Granoff, Ms. Klinger and Ms. Gregersen under the 2010 Option Plan became options to acquire 1,153,291 shares, 196,583 shares and 170,372 shares, respectively, of Vince Holding Corp. common stock, with an exercise price of $5.75 per share (with respect to Ms. Granoff and Ms. Klinger) and $6.64 per share (with respect to Ms. Gregersen). Additionally in fiscal 2013, Vince Holding Corp. issued options to acquire 99,812 shares of Vince Holding Corp. common stock to Ms. Klinger under the Vince 2013 Incentive Plan in connection with the consummation of our initial public offering. Such options have an exercise price equal to $20.00, our initial public offering price. The fair value of such options, as reflected above, was also determined using a Black-Scholes model, which was $8.82 per share.
(2)	Amounts reflect the annual incentive cash bonus earned in the fiscal year shown but paid in the following fiscal year.
(3)	Amounts reflect the value of their clothing allowance, excess life insurance and 401(k) contributions made by the company.
(4)	Amount consists of: (i) the $6.0 million debt recovery bonus paid in connection with the consummation of the Restructuring Transactions and the closing of our initial public offering—see “—Employment Agreements” and “Debt Recovery Bonus” under “Item 13—Certain Relationships and Related Party Transactions” of this annual report on Form 10-K for additional information; (ii) $234,688 paid pursuant to the 2013 Bonus Plan for services rendered in connection with the non-Vince businesses during fiscal 2013 prior to the separation of such businesses on November 27, 2013 (such amount to be paid by Kellwood Company); and (iii) $854,485 paid pursuant to the 2013 Bonus Plan for services rendered in connection with the Vince business throughout fiscal 2013 (such amount to be paid by us).
(5)	Salary reflects base compensation from the hire date of May 4, 2012 through February 2, 2013.
(6)	Amount reflects cash bonus payment after giving effect to the $472,637 which was paid upon the achievement of targeted objectives under the 2012 Bonus Plan. The aggregate of such amounts (or $500,000) represents the amount of Ms. Granoff’s guaranteed bonus for fiscal 2012.
(7)	Amount reflects an increase to Ms. Klinger’s annual salary (from $450,000 to $500,000) effective November 2013.
(8)	Amount consists of: (i) $52,805 paid pursuant to the 2013 Bonus Plan for services rendered in connection with the non-Vince businesses during fiscal 2013 prior to the separation of such businesses on November 27, 2013 (such amount to be paid by Kellwood Company); and (ii) $192,259 paid pursuant to the 2013 Bonus Plan for services rendered in connection with the Vince business throughout fiscal 2013 (such amount to be paid by us).
(9)	Salary reflects base compensation from the hire date of December 10, 2012 through February 2, 2013.
(10)	Amount reflects cash bonus payment after giving effect to the $13,139 which was paid upon the achievement of targeted objectives under the 2012 Bonus Plan. The aggregate of such amounts (or $350,000) represents the amount of Ms. Klinger’s guaranteed bonus for fiscal 2012.
(11)	Salary reflects base compensation from the hire date of May 13, 2013 through February 1, 2014.
(12)	Amount reflects a cash bonus payment of $25,438 to be paid after giving effect to the $349,562 which will be paid in April 2014 for the achievement of targeted objectives under the 2013 Bonus Plan. The aggregate of such amounts (or $375,000) represents the amount of Ms. Gregersen’s guaranteed bonus for fiscal 2013. Amount also includes a $200,000 signing bonus.

Employment Agreements

Jill Granoff, Chief Executive Officer. Kellwood entered into an employment agreement with Ms. Granoff on May 4, 2012. This agreement was amended on September 24, 2013 to clarify that Ms. Granoff’s debt recovery bonus (as discussed below) was to be paid, at the closing of our initial public offering, prior to the payment of a 1% restructuring fee to Sun Capital Management or to the repurchase, by Kellwood, of any 7.625% Notes in the related tender offer. Vince Holding Corp. assumed Kellwood’s obligations thereunder on November 27, 2013, in connection with the consummation of our initial public offering. Pursuant to the terms of the employment agreement, Ms. Granoff received an annual base salary of $1,000,000 in fiscal 2013. In addition to base salary, Ms. Granoff was eligible to participate in the 2013 Bonus Plan which provided her with the opportunity to earn a bonus targeted at 100% of her base salary in fiscal 2013. Ms. Granoff was not entitled to receive any guaranteed bonus for fiscal 2013.

In connection with the consummation of our initial public offering and the repayment of certain Kellwood indebtedness, Ms. Granoff earned a debt recovery bonus of $6.0 million under the terms of her amended employment agreement. The amount of the bonus was equal to 4.4% of the related debt recovery, subject to the aggregate maximum bonus cap of $6.0 million; provided, that she remain continuously employed with us through the related payment date. The debt recovery bonus paid to Ms. Granoff includes $440,000 associated with the prior repayment of certain Kellwood indebtedness. Ms. Granoff agreed to delay the payment of such amount until consummation of our initial public offering and the payment of the related debt recovery bonus to her.

In the event Ms. Granoff’s employment is terminated without cause or Ms. Granoff terminates her employment for good reason, she would be eligible to receive (i) any unpaid base salary through her termination date, together with a pro-rated portion of the annual bonus for the year in which her termination occurs, (ii) reimbursement for any unreimbursed business expenses incurred through her termination date, (iii) any accrued and unused vacation time, (iv) all other payments, benefits or fringe benefits to which she is entitled under the terms of any applicable compensation arrangement or benefit, equity or fringe benefit plan or program or grant, (v) her base salary during a period ending on the 18-month anniversary of her termination date, less any salary she receives from other full-time employment after the 12-month anniversary of her termination, (vi) continued participation in our group health plan for 18 months or until she obtains other employment following the first anniversary of her termination and such employment offers comparable group health benefits for which she is eligible, (vii) the pro rata portion of shares subject to Ms. Granoff’s option grants which would have otherwise vested on the next scheduled vesting date had her employment continued until such time and (viii) any prior period bonus earned and not yet paid.

Ms. Granoff’s employment agreement also provides that during the term of her employment and for a period of 12 months thereafter (the “restricted period”), she will not directly or indirectly, own, manage, operate, control, be employed by (whether as an employee, consultant, independent contractor or otherwise, and whether or not for compensation) or render services to certain of our competitors or any of their successors or affiliates. Notwithstanding the foregoing, Ms. Granoff may be a passive owner of not more than 1% of the equity securities of a publicly traded corporation engaged in a business that is a competitor, so long as she has no active participation in the business of such company. In addition, during the restricted period, Ms. Granoff will not, directly or indirectly, individually or on behalf of another person, firm or corporation, solicit, aid or induce any individual or entity that is, or was during the 12-month period immediately prior to termination of Ms. Granoff’s employment for any reason, our customer to terminate or materially reduce its purchase of our goods or services or assist or aid any other persons or entity in doing so. Further, during the restricted period, Ms. Granoff will not, directly or indirectly, individually or on behalf of another person, firm or corporation, (i) solicit or induce any of our employees, representatives or agents to leave such employment or retention or to accept employment with or render services to or with any other person, firm corporation or other entity unaffiliated with us or hire or retain such employee, representative or agent or take any action to materially assist or aid another person, firm or corporation in identify, hiring or soliciting such employee, representative or agent, or (ii) interfere, or aid or induce any other person or entity in interfering with the relationship between us and any of our vendors, joint venture partners or licensors. Employees, representatives and agents are deemed covered while they are employed by the Company and for a period of six months after, unless we terminated their employment.

Lisa Klinger, Chief Financial Officer and Treasurer. Effective December 10, 2012, Ms. Klinger entered into an employment agreement with Kellwood. Vince Holding Corp. assumed Kellwood’s obligations thereunder on November 27, 2013, in connection with the consummation of our initial public offering. Pursuant to the terms of her employment agreement, Ms. Klinger receives an annual base salary of $500,000, which was increased in November 2013 from $450,000. Under her employment agreement, Ms. Klinger was guaranteed an annual cash bonus of $350,000 for fiscal 2012. In fiscal 2013, in addition to base salary, Ms. Klinger was eligible to participate in the 2013 Bonus Plan that provided her with the opportunity to earn a bonus targeted at 50% of her base salary.

In the event Ms. Klinger’s employment is terminated without cause, she would be eligible to receive (i) her base salary during a period ending on the earlier of the 12 month anniversary of her termination date and the date on which she secures replacement employment (the “salary continuation period”) and (ii) continued medical and dental coverage in accordance with the Company’s medical plans that are then in place until the end of the salary continuation period, or at the Company’s option, coverage under another medical and/or dental plan.

Karin Gregersen, President and Chief Creative Officer. Effective May 13, 2013, Ms. Gregersen entered into an employment agreement with Vince, LLC, at which time she received a $200,000 signing bonus. Pursuant to the terms of her employment agreement, Ms. Gregersen receives an annual base salary of $750,000. Under her employment agreement, Ms. Gregersen was eligible to participate in the 2013 Bonus Plan that provided her with the opportunity to earn a bonus targeted at 50% of her base salary, with a guaranteed an annual cash bonus of $375,000 for fiscal 2013.

In the event Ms. Gregersen’s employment is terminated without cause or Ms. Gregersen terminates her employment for good reason, she would be eligible to receive (i) any unpaid base salary through her termination date, (ii) any additional amounts and/or benefits payable to or in respect Ms. Gregersen under and in accordance with the provisions of any employee plan, program or arrangement under which Ms. Gregersen is covered immediately prior to termination, (iii)(a) any unpaid annual bonus for the fiscal year prior to the fiscal year in which the termination date occurs and (b) a pro-rata portion of the annual bonus for the fiscal year in which the termination date occurs, in both cases payable at the same time as such payments would have been made if Ms. Gregersen had remained employed through the date of payment, (iv) her base salary, at the rate being paid at the termination date, for the earlier of 12 months or until Ms. Gregersen secures other employment which pays her a base salary equal to or greater than her base salary at the termination date (the “severance period”); provided, however, that if Ms. Gregersen obtains other employment which pays her a base salary less than her base salary at the termination date, then the severance payments will immediately become subject to offset by the amount of base salary and guaranteed incentive compensation from such other employment, (v) continued medical and dental coverage in accordance with the company’s medical plans that are then in place until the end of the severance period, and (vi) subject to the terms and conditions of any grant agreements, Ms. Gregersen may retain any vested options.

Ms. Gregersen’s employment agreement also provides that during the term of her employment and for a period of 12 months thereafter (the “restricted period”), she will not directly or indirectly (i) design, develop, promote, sell, license, distribute or market anywhere in the world any contemporary apparel, accessories or related products (the “competitive products”) or (ii) own, manage, operate, be employed by, or participate in or have any interest in any other business engaged in the design, production, distribution or sale of competitive products. In addition, during the restricted period, Ms. Gregersen will not directly or indirectly (i) solicit or induce any employee, consultant, representative or agent of Vince or any of its affiliates to leave such employment to accept employment with or render services for any other person, firm or other entity unaffiliated with Vince, or take any action to materially assist or aid any other period in identifying, hiring or soliciting any such employee or (ii) interfere, or aid or induce any other person in interfering with the relationship between Vince or any of its affiliates and any of its respective customers, suppliers, vendors, distribution partners, licensors, licensees or any other business relation of Vince or its affiliates.

Outstanding Equity Awards at Fiscal 2013 Year-End

The following table sets forth information regarding outstanding equity awards of Vince Holding Corp. held by our Named Executive Officers at the end of fiscal 2013:

	Options Awards
Name	Vesting Commencement Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)		Option Expiration Date
Jill Granoff	May 4, 2012(1)	230,658	922,633	(2)	$5.75	(2)	May 4, 2022
Lisa Klinger	December 10, 2012(1)	39,317	157,266	(2)	$5.75	(2)	December 10, 2022
	November 21, 2013(3)	—	99,812	(3)	$20.00	(3)	November 21, 2023
Karin Gregersen	June 10, 2013(1)	—	170,372	(2)	$6.64	(2)	May 13, 2023

(1)	Represents stock options previously granted to Ms. Granoff, Ms. Klinger and Ms. Gregersen under the 2010 Option Plan. These options will vest 20% each year on the anniversary of the grant date beginning on the first anniversary of the grant date so long as they remain continuously employed with the Company. After giving effect to the amendments to the related grant agreements which were entered into prior to the consummation of our initial public offering, vested options shall be immediately exercisable. Notwithstanding the foregoing, unvested options will automatically vest upon the consummation of certain sale and change of control transactions (which did not include our initial public offering).
(2)	Each stock option was granted pursuant to the 2010 Option Plan. As discussed above in “—Compensation of Named Executive Officers—Kellwood Equity Incentives,” these options previously issued to Ms. Granoff, Ms. Klinger and Ms. Gregersen became options to acquire 1,153,291, 196,583 and 170,372 shares, respectively, of Vince Holding Corp. common stock, with an adjusted exercise price equal to $5.75 per share (for Ms. Granoff and Ms. Klinger) or $6.64 per share (for Ms. Gregersen) as identified above.
(3)	Represents stock options granted to Ms. Klinger under the 2013 Vince Incentive Plan in connection with the pricing of our initial public offering. All such options have an exercise price of $20.00 per share, the public offering price in our initial public offering. 71,294 of such options will vest over four years at the rate of 25% each year on each anniversary of the grant date, beginning on the first anniversary of the grant date, so long as Ms. Klinger remains continuously employed with the company through each such vesting date. The remaining 28,518 of such options will vest over four years, but at the rate of 33 1/3% on each anniversary of the grant date beginning on the second anniversary of the grant date, so long as Ms. Klinger remains continuously employed with the Company through each such vesting date. Notwithstanding the foregoing, in the event that Ms. Klinger is involuntarily terminated within the twelve (12) months period following a change in control, any unvested options that are part of this grant and remaining outstanding will become fully vested.

Director Compensation

During fiscal 2013, we adopted a compensation policy with respect to our directors in anticipation of our initial public offering. All members of our board of directors that are not employed by us or by Sun Capital or its affiliates are entitled to receive compensation for their services to the board of directors and related committees pursuant to the policy described below.

The annual cash fees paid to our non-employee directors and directors not employed by Sun Capital or its affiliates is as follows:

Description	Amount
Annual Retainer(1)	$50,000
Retainer for Chair of Committee(1)	$15,000 for chairing our audit committee; $10,000 for chairing our compensation committee; and $5,000 for chairing our nominating and corporate governance committee

(1)	Such amounts were paid to each applicable director in connection with the consummation of our initial public offering. For all such directors elected or appointed after the consummation of our initial public offering, the applicable amount(s) shall be paid upon his or her election or appointment to our board of directors or to the applicable board committee chair position, with such amount calculated on a pro rata basis for the first year of service.

All directors are also entitled to be reimbursed for their reasonable out-of-pocket expenses incurred to attend meetings of our board of directors and related committees.

In addition, our non-employee directors and directors not employed by Sun Capital or its affiliates are entitled to receive the following equity awards:

Annual Restricted Stock Grant. On an annual basis, each of our non-employee directors then in office (other than directors employed by Sun Capital or its affiliates) will receive a grant of $75,000 worth of restricted common stock. These shares of restricted common stock will vest over a three-year period from the grant date. Each non-employee director elected or appointed to our board in connection with the consummation of our initial public offering (i.e. Messrs. Bowman and Griffith) received his or her annual grant of $75,000 worth of restricted stock in connection with the closing of such offering. Each non-employee director elected or appointed to our board of directors in the future will receive a pro rata amount of the annual grant for the first year in which he or she serves on our board based on the date such non-employee director is elected or appointed.

During fiscal 2013, Messrs. Bowman and Griffith were our only non-employee directors who were not employed by Sun Capital or its affiliates. The compensation earned during fiscal 2013 by Messrs. Bowman and Griffith for serving as a member of our board of directors is set forth in the following table.

Name	Fees Earned or Paid in Cash		Stock Awards		All Other Compensation	Total
Robert A. Bowman	$65,000	(1)	$75,000	(2)	$—	$140,000
Jerome Griffith	$50,000		$75,000	(2)	$—	$125,000

(1)	Such amounts include an annual retainer of $50,000 paid to each of Messrs. Bowman and Griffith for their service on our board of directors generally. Mr. Bowman received an additional $15,000 for serving as the chair of our audit committee.
(2)	Represents the grant date fair value, calculated in accordance with FASB ASC Topic 718, of the 3,750 restricted stock units granted under the Vince 2013 Incentive Plan to each of Messrs. Bowman and Griffith on November 21, 2013. The restricted stock units shall vest over three (3) years, subject to the grantee’s continued service as a director as of each vesting date, and are subject to the terms and conditions of the Vince 2013 Incentive Plan and the related grant agreement.

Director and Officer Indemnification and Limitation of Liability

Our amended and restated certificate of incorporation and amended and restated bylaws provide that we indemnify our directors and officers to the fullest extent permitted by the DGCL. In addition, our amended and restated certificate of incorporation provides that our directors will not be liable for monetary damages for breach of fiduciary duty, except for liability (i) for any breach of the director’s duty of loyalty to us or our stockholders or (ii) for acts or omissions not in good faith or acts or omissions that involve intentional misconduct or a knowing violation of law.

In addition, we entered into indemnification agreements with each of our executive officers and directors on November 27, 2013 in connection with the consummation of our initial public offering. The indemnification agreements provide the executive officers and directors with contractual rights to indemnification, expense advancement and reimbursement, to the fullest extent permitted under the DGCL.

There is no pending litigation or proceeding naming any of our directors or officers to which indemnification is being sought, and we are not aware of any pending or threatened litigation that may result in claims for indemnification by any director or officer.

Employee Stock Plans

2010 Option Plan

The 2010 Option Plan was adopted by the board of directors of Kellwood on June 30, 2010. In connection with the consummation of our initial public offering, we amended the grant agreements associated with grants previously made to Vince employees under the 2010 Option Plan. These amendments eliminated the restrictions on the exercisability of vested options. Additionally, Vince Holding Corp. assumed Kellwood’s remaining obligations under the 2010 Option Plan. After giving effect to such assumption, the stock options previously issued to Vince employees became options to acquire shares of Vince Holding Corp. common stock (with the number of shares subject to such options and the related exercise price adjusted to give effect to the stock split which occurred as part of the Restructuring Transactions which occurred immediately prior to the consummation of our initial public offering).

We will not grant any further awards under the 2010 Option Plan to any of our officers or directors. Future awards to Vince’s executive officers and directors shall be granted by our board of directors or compensation committee under the Vince 2013 Incentive Plan, as described below.

Vince 2013 Incentive Plan

In connection with our initial public offering, we adopted the Vince 2013 Incentive Plan, which provides for grants of stock options, stock appreciation rights, restricted stock, and other stock-based awards. Directors, officers and our employees, as well as others performing consulting or advisory services for us, are eligible for grants under the Vince 2013 Incentive Plan. The purpose of the Vince 2013 Incentive Plan is to provide incentives that will attract, retain and motivate high performing officers, directors, employees and consultants by providing them with appropriate incentives and rewards either through a proprietary interest in our long-term success or compensation based on their performance in fulfilling their personal responsibilities. Set forth below is a summary of the material terms of the Vince 2013 Incentive Plan.

Administration. The Vince 2013 Incentive Plan is administered by our compensation committee. Among the compensation committee’s powers is to determine the form, amount and other terms and conditions of awards; clarify, construe or resolve any ambiguity in any provision of the Vince 2013 Incentive Plan or any award agreement; amend the terms of outstanding awards; and adopt such rules, forms, instruments and guidelines for administering the Vince 2013 Incentive Plan as it deems necessary or proper. The compensation committee has authority to administer and interpret the Vince 2013 Incentive Plan, to grant discretionary awards under the

Vince 2013 Incentive Plan, to determine the persons to whom awards will be granted, to determine the types of awards to be granted, to determine the terms and conditions of each award, to determine the number of shares of common stock to be covered by each award, to make all other determinations in connection with the Vince 2013 Incentive Plan and the awards thereunder as the compensation committee deems necessary or desirable and to delegate authority under the Vince 2013 Incentive Plan to our executive officers.

Available Shares. The aggregate number of shares of common stock which may be issued or used for reference purposes under the Vince 2013 Incentive Plan or with respect to which awards may be granted may not exceed 3,400,000 shares. The number of shares available for issuance under the Vince 2013 Incentive Plan is subject to adjustment in the event of a reorganization, stock split, merger or similar change in the corporate structure or the outstanding shares of common stock. In the event of any of these occurrences, we may make any adjustments we consider appropriate to, among other things, the number and kind of shares, options or other property available for issuance under the plan or covered by grants previously made under the plan. The shares available for issuance under the plan may be, in whole or in part, either authorized and unissued shares of our common stock or shares of common stock held in or acquired for our treasury. In general, if awards under the Vince 2013 Incentive Plan are for any reason cancelled, or expire or terminate unexercised, the shares covered by such awards may again be available for the grant of awards under the Vince 2013 Incentive Plan.

The maximum number of shares of our common stock with respect to which any stock option, stock appreciation right, shares of restricted stock or other stock-based awards that are subject to the attainment of specified performance goals and intended to satisfy Section 162(m) of the Code and may be granted under the Vince 2013 Incentive Plan during any fiscal year to any eligible individual is 1,000,000 shares (per type of award); provided, that the total number of shares of our common stock with respect to all awards that may be granted under the Vince 2013 Incentive Plan during any fiscal year is 1,000,000 shares. There are no annual limits on the number of shares of our common stock with respect to an award of restricted stock that is not subject to the attainment of specified performance goals to eligible individuals. The maximum number of shares of our common stock subject to any performance award which may be granted under the Vince 2013 Incentive Plan during any fiscal year to any eligible individual is 1,000,000 shares. The total number of shares of our common stock subject to any award which may be granted under the Vince 2013 Incentive Plan during any fiscal year to any non-employee director is 100,000 shares. The maximum value of any cash payment made pursuant to an award which may be granted under the Vince 2013 Incentive Plan during any fiscal year to any non-employee director is $500,000.

Eligibility for Participation. Members of our board of directors, as well as employees of, and consultants to, us or any of our subsidiaries and affiliates are eligible to receive awards under the Vince 2013 Incentive Plan.

Award Agreement. Awards granted under the Vince 2013 Incentive Plan are evidenced by award agreements, which need not be identical, that provide additional terms, conditions, restrictions and/or limitations covering the grant of the award, including, without limitation, additional terms providing for the acceleration of exercisability or vesting of awards in the event of a change of control or conditions regarding the participant’s employment, as determined by the compensation committee.

Stock Options. The compensation committee may grant additional nonqualified stock options to eligible individuals and incentive stock options only to eligible employees. The compensation committee will determine the number of shares of our common stock subject to each option, the term of each option, which may not exceed ten years, or five years in the case of an incentive stock option granted to a ten percent stockholder, the exercise price, the vesting schedule, if any, and the other material terms of each option. No incentive stock option or nonqualified stock option may have an exercise price less than the fair market value of a share of our common stock at the time of grant or, in the case of an incentive stock option granted to a ten percent stockholder, 110% of such share’s fair market value. Options will be exercisable at such time or times and subject to such terms and conditions as determined by the compensation committee at grant and the exercisability of such options may be accelerated by the compensation committee.

Stock Appreciation Rights. The compensation committee may grant stock appreciation rights, which we refer to as SARs, either with a stock option, which may be exercised only at such times and to the extent the related option is exercisable, which we refer to as a Tandem SAR, or independent of a stock option, which we refer to as a Non-Tandem SAR. A SAR is a right to receive a payment in shares of our common stock or cash, as determined by the compensation committee, equal in value to the excess of the fair market value of one share of our common stock on the date of exercise over the exercise price per share established in connection with the grant of the SAR. The term of each SAR may not exceed ten years. The exercise price per share covered by an SAR will be the exercise price per share of the related option in the case of a Tandem SAR and will be the fair market value of our common stock on the date of grant in the case of a Non-Tandem SAR. The compensation committee may also grant limited SARs, either as Tandem SARs or Non-Tandem SARs, which may become exercisable only upon the occurrence of a change in control, as defined in the Vince 2013 Incentive Plan, or such other event as the compensation committee may designate at the time of grant or thereafter.

Restricted Stock. The compensation committee may award additional shares of restricted stock. Except as otherwise provided by the compensation committee upon the award of restricted stock, the recipient generally has the rights of a stockholder with respect to the shares, including the right to receive dividends, the right to vote the shares of restricted stock and, conditioned upon full vesting of shares of restricted stock, the right to tender such shares, subject to the conditions and restrictions generally applicable to restricted stock or specifically set forth in the recipient’s restricted stock agreement. The compensation committee may determine at the time of award that the payment of dividends, if any, will be deferred until the expiration of the applicable restriction period.

Recipients of restricted stock are required to enter into a restricted stock agreement with us that states the restrictions to which the shares are subject, which may include satisfaction of pre-established performance goals, and the criteria or date or dates on which such restrictions will lapse.

If the grant of restricted stock or the lapse of the relevant restrictions is based on the attainment of performance goals, the compensation committee will establish for each recipient the applicable performance goals, formulae or standards and the applicable vesting percentages with reference to the attainment of such goals or satisfaction of such formulae or standards while the outcome of the performance goals are substantially uncertain. Such performance goals may incorporate provisions for disregarding, or adjusting for, changes in accounting methods, corporate transactions, including, without limitation, dispositions and acquisitions, and other similar events or circumstances. Section 162(m) of the Code requires that performance awards be based upon objective performance measures in order to qualify as “performance based compensation” for purposes of Section 162(m). The performance goals for restricted stock intended to qualify as “performance based compensation” will be based on one or more of the objective criteria set forth on an exhibit to the Vince 2013 Incentive Plan and are further discussed in general below.

Other Stock-Based Awards. The compensation committee may, subject to limitations under applicable law, make a grant of such other stock-based awards, including, without limitation, performance units, dividend equivalent units, stock equivalent units, restricted stock and deferred stock units under the Vince 2013 Incentive Plan that are payable in cash or denominated or payable in or valued by shares of our common stock or factors that influence the value of such shares. The compensation committee may determine the terms and conditions of any such other awards, which may include the achievement of certain minimum performance goals for purposes of compliance with Section 162(m) of the Code and/or a minimum vesting period. The performance goals for performance-based other stock-based awards intended to qualify as “performance based compensation” will be based on one or more of the objective criteria set forth on an exhibit to the Vince 2013 Incentive Plan and discussed in general below.

Other Cash-Based Awards. The compensation committee may grant awards payable in cash. Cash-based awards will be in such form, and dependent on such conditions, as the compensation committee will determine, including, without limitation, being subject to the satisfaction of vesting conditions or awarded purely as a bonus and not subject to restrictions or conditions. If a cash-based award is subject to vesting conditions, the compensation committee may accelerate the vesting of such award in its discretion.

Performance Awards. The compensation committee may grant a performance award to a participant payable upon the attainment of specific performance goals. If the performance award is payable in cash, it may be paid upon the attainment of the relevant performance goals either in cash or in shares of restricted stock, based on the then current fair market value of such shares, as determined by the compensation committee. Based on service, performance and/or other factors or criteria, the compensation committee may, at or after grant, accelerate the vesting of all or any part of any performance award.

Performance Goals. The compensation committee may grant awards of restricted stock, performance awards, and other stock-based awards that are intended to qualify as “performance-based compensation” for purposes of Section 162(m) of the Code. These awards may be granted, vest and be paid based on attainment of specified performance goals established by the committee. These performance goals may be based on the attainment of a certain target level of, or a specified increase or decrease in, one or more of the following measures selected by the compensation committee: (1) earnings per share; (2) operating income; (3) gross income; (4) net income, before or after taxes; (5) cash flow; (6) gross profit; (7) gross profit return on investment; (8) gross margin return on investment; (9) gross margin; (10) operating margin; (11) working capital; (12) earnings before interest and taxes; (13) earnings before interest, tax, depreciation and amortization; (14) return on equity; (15) return on assets; (16) return on capital; (17) return on invested capital; (18) net revenues; (19) gross revenues; (20) revenue growth; (21) annual recurring revenues; (22) recurring revenues; (23) license revenues; (24) sales or market share; (25) total stockholder return; (26) economic value added; (27) specified objectives with regard to limiting the level of increase in all or a portion of our bank debt or other long-term or short-term public or private debt or other similar financial obligations, which may be calculated net of cash balances and other offsets and adjustments as may be established by the compensation committee; (28) the fair market value of a share of our common stock; (29) the growth in the value of an investment in our common stock assuming the reinvestment of dividends; or (30) reduction in operating expenses.

To the extent permitted by law, the compensation committee may also exclude the impact of an event or occurrence which the compensation committee determines should be appropriately excluded, such as (1) restructurings, discontinued operations, extraordinary items and other unusual or non-recurring charges; (2) an event either not directly related to our operations or not within the reasonable control of management; or (3) a change in accounting standards required by generally accepted accounting principles.

Performance goals may also be based on an individual participant’s performance goals, as determined by the compensation committee.

In addition, all performance goals may be based upon the attainment of specified levels of our performance, or the performance of a subsidiary, division or other operational unit, under one or more of the measures described above relative to the performance of other corporations. The compensation committee may designate additional business criteria on which the performance goals may be based or adjust, modify or amend those criteria.

Change in Control. In connection with a change in control, as defined in the Vince 2013 Incentive Plan, the compensation committee may accelerate vesting of outstanding awards under the Vince 2013 Incentive Plan. In addition, such awards may be, in the discretion of the committee, (1) assumed and continued or substituted in accordance with applicable law; (2) purchased by us for an amount equal to the excess of the price of a share of our common stock paid in a change in control over the exercise price of the awards; or (3) cancelled for no consideration if the price of a share of our common stock paid in a change in control is less than the exercise price of the award. The compensation committee may also provide for accelerated vesting or lapse of restrictions of an award at any time.

Stockholder Rights. Except as otherwise provided in the applicable award agreement, and with respect to an award of restricted stock, a participant has no rights as a stockholder with respect to shares of our common stock covered by any award until the participant becomes the record holder of such shares.

Amendment and Termination. Notwithstanding any other provision of the Vince 2013 Incentive Plan, our board of directors may at any time amend any or all of the provisions of the Vince 2013 Incentive Plan, or suspend or terminate it entirely, retroactively or otherwise, subject to stockholder approval in certain instances; provided, however, that, unless otherwise required by law or specifically provided in the Vince 2013 Incentive Plan, the rights of a participant with respect to awards granted prior to such amendment, suspension or termination may not be adversely affected without the consent of such participant.

Transferability. Awards granted under the Vince 2013 Incentive Plan generally are nontransferable, other than by will or the laws of descent and distribution, except that the committee may provide for the transferability of nonqualified stock options at the time of grant or thereafter to certain family members.

Recoupment of Awards. The Vince 2013 Incentive Plan provides that awards granted thereunder are subject to any recoupment policy that we may have in place or any obligation that we may have regarding the clawback of “incentive-based compensation” under the Exchange Act or under any applicable rules and regulations promulgated by the Securities and Exchange Commission.

Effective Date; Term. The Vince 2013 Incentive Plan became effective when it was adopted by the board of directors and approved by our stockholders prior to the consummation of our initial public offering and the related Restructuring Transactions. The Vince 2013 Incentive Plan will expire on November 21, 2023, ten years following its approval by our board of directors. Any award outstanding under the Vince 2013 Incentive Plan at the time of expiration will remain in effect until such award is exercised or has expired in accordance with its terms.

Severance Benefits

Upon certain types of terminations of employment, severance benefits may be payable to our Named Executive Officers. Severance benefits payable to the Named Executive Officers are addressed in their employment agreements. See “—Employment Agreements.”

Vince Employee Stock Purchase Plan

On November 21, 2013, our board of directors adopted the Vince ESPP, which was approved by our stockholders on the same date. Our compensation committee administers the Vince ESPP. Notwithstanding that the Vince ESPP became effective as of the consummation of our initial public offering, the first offering period thereunder will not commence until specifically authorized by our compensation committee. The Vince ESPP is designed to encourage employees to become stockholders and to increase their ownership of our common stock. The maximum number of shares of common stock which may be issued pursuant to the Vince ESPP may not exceed 1,000,000 shares. We anticipate that shares of our common stock issued under the Vince ESPP would be issued at a discount to market no greater than 5% and with an offering period equal to six months; provided, that the maximum number of shares that may be purchased in any offering period may not exceed 500,000 in total or 500,000 per person. The Vince ESPP is also be intended to comply with the requirements of Section 423 of the Code and to assure the participants of the tax advantages provided thereby.

Section 401(k) Plan

We provide the defined contribution Kellwood Retirement Savings Plan, a 401(k) Plan, as well as various group health and welfare programs that are generally available to all Vince employees, including the Named Executive Officers.

Under the plan, eligible employees electing to participate may contribute up to 100% of their pretax income, subject to IRS rules limiting an individual’s total contributions and the application of IRS tests designed to ensure that the plan does not discriminate in favor of highly compensated employees.

Effective February 1, 2013, we reinstated the 401(k) for all employees. Under the reinstated plan, we match 50% up to the first 3% of the employee’s deferral. We made contributions of $3,940, $3,882 and $3,175 to the 401(k) accounts of Ms. Granoff, Ms. Klinger and Ms. Gregersen, respectively, in fiscal 2013.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table contains information about the beneficial ownership of our common stock as of March 28, 2014:

•	each person, or group of persons, who beneficially owns more than 5% of our capital stock;

•	each of our named executive officers;

•	each of our directors; and

•	all directors and executive officers as a group.

For further information regarding material transactions between us and certain of our stockholders, see “Item 13. Certain Relationships and Related Party Transactions and Director Independence” of this annual report on Form 10-K

Beneficial ownership and percentage ownership are determined in accordance with the rules and regulations of the SEC and include voting or investment power with respect to shares of stock. This information does not necessarily indicate beneficial ownership for any other purpose. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to restrictions, options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 28, 2014 are deemed outstanding. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Except as indicated in the footnotes to the following table or pursuant to applicable community property laws, each stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite such stockholder’s name.

Our calculation of the percentage of beneficial ownership is based on 36,723,727 shares of our common stock outstanding on March 28, 2014.

Unless otherwise indicated in the footnotes, the address of each of the individuals named below is: c/o Vince Holding Corp., 1441 Broadway, 6th Floor, New York, New York 10018.

Name of Beneficial Owner	Shares Beneficially Owned	Percentage of Shares Beneficially Owned
	Number	Percentage
5% Stockholder:
Sun Capital(1)	24,967,735	68.0%
Named Executive Officers & Directors:
Jill Granoff(2)	461,316	*
Lisa Klinger(2)	39,317	*
Karin Gregersen (2)	34,074	*
Christopher T. Metz(3)	—	—
Mark E. Brody(3)	—	—
Jason H. Neimark(3)	—	—
Jerome Griffith	—	—
Robert A. Bowman	—	—
All Executive Officers and Directors as a Group (14 Persons):	581,885	1.6%

*	Less than 1%
(1)

Includes 18,725,787 shares held of record by Sun Cardinal and 6,241,948 shares held of record by SCSF Cardinal. Sun Cardinal is a wholly owned subsidiary of Sun Capital Partners V, L.P. SCSF Cardinal is jointly owned by Sun Capital Securities Offshore Fund, Ltd. (“SCSF Offshore”) and Sun Capital Securities Fund, L.P. (“SCSF LP”). Indirectly through their respective revocable trusts, Messrs. Marc J. Leder and Rodger Krouse each control 50% of the shares in Sun Capital Partners V, Ltd. (“Sun Partners V Ltd”), which in turn is the general partner of Sun Capital Advisors V, L.P. (“Sun Advisors V”), which in turn is the general partner of Sun Capital Partners V, L.P. (“Sun Partners V LP”). As a result, Messrs. Leder and Krouse (and/or their respective revocable trusts), Sun Partners V Ltd, Sun Advisors V and Sun Partners V LP may be deemed to have indirect beneficial ownership of the securities owned directly by Sun Cardinal. Each of Messrs. Leder and Krouse also control, indirectly through their respective revocable trusts, 50% of the membership interests in Sun Capital Securities, LLC (“SCSF LLC”), which in turn is the general partner of Sun Capital Securities Advisors, LP (“SCSF Advisors”), which in turn is the general partner of SCSF LP. As a result, Messrs. Leder and Krouse (and their respective revocable trusts), SCSF LLC, SCSF Advisors, SCSF LP and SCSF Offshore may be deemed to have indirect beneficial ownership of the securities directly owned by SCSF Cardinal. Each of Messrs. Leder and Krouse (and their respective revocable trusts), Sun Partners V Ltd, Sun Advisors V, Sun Partners V LP, SCSF LLC, SCSF Advisors, SCSF LP and SCSF Offshore expressly disclaims beneficial ownership of any securities in which they do not have a pecuniary interest.

The business address for Messrs. Leder and Krouse, Sun Partners V Ltd, Sun Advisors V, Sun Partners V LP, SCSF LLC, SCSF Advisors, SCSF LP and SCSF Offshore is c/o Sun Capital Partners, Inc., 5200 Town Center Circle, Suite 600, Boca Raton, FL 33486.

(2)	Represents options to acquire shares of Vince Holding Corp. common stock that have vested or will vest within 60 days of March 28, 2014. These options were previously granted under the 2010 Option Plan (after giving effect to Vince Holding Corp.’s assumption of Kellwood’s remaining obligations under the 2010 Option Plan in connection with the consummation of our initial public offering).
(3)	The address for each of Messrs. Metz, Neimark and Brody is c/o Sun Capital Partners, Inc., 5200 Town Center Circle, Suite 600, Boca Raton, FL 33486.

Securities Authorized for Issuance Under Equity Compensation Plans

The common stock of VHC began trading on NYSE on November 22, 2013. Our board of directors and the Pre-IPO Stockholders, as our sole stockholders, adopted the Vince 2013 Incentive Plan and our Vince 2013 Employee Stock Purchase Plan (the “Vince ESPP”) on November 21, 2013 in anticipation of the consummation of our initial public offering. At the same time, they approved the assumption by Vince Holding Corp. of Kellwood Company’s remaining obligations under the Kellwood 2010 Option Plan (as amended, the “2010 Option Plan”), including with respect to issued and outstanding options thereunder (after giving effect to the IPO and the Restructuring Transactions). Our board of directors also approved on November 21, 2013 the issuance of new equity grants under the 2013 Incentive Plan to certain of our executive officers, employees and non-employee directors.

Plan Category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	2,297,022	(1)	$8.26	(2)	4,036,043	(3)
Equity compensation plans not approved by security holders	—		—		—

Total	2,297,022		$8.26		4,036,043

(1)	Consists of (i) 356,457 issued and outstanding options under the 2013 Incentive Plan; (ii) 1,933,065 issued and outstanding options under the 2010 Option Plan; and (iii) 7,500 issued and outstanding restricted stock units under the 2013 Incentive Plan.
(2)	Applicable only to outstanding stock options as the outstanding restricted stock units do not have an exercise price.
(3)	Includes 3,036,043 shares issuable under the 2013 Incentive Plan and 1,000,000 shares issuable under the Vince ESPP.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Shared Services Agreement

On November 27, 2013, Vince, LLC entered into the Shared Services Agreement with Kellwood pursuant to which Kellwood provides support services in various operational areas including, among other things, e-commerce operations, distribution, logistics, information technology, accounts payable, credit and collections and payroll and benefits.

The Shared Services Agreement may be modified or supplemented to include new services under terms and conditions to be mutually agreed upon in good faith by the parties. The fees for all services received by Vince, LLC from Kellwood, including any new services mutually agreed upon by the parties, will be at cost. Such costs shall be the full amount of any and all actual and direct out-of-pocket expenses (including base salary and wages but without providing for any margin of profit or allocation of depreciation or amortization expense) incurred by the service provider or its affiliates in connection with the provision of the services.

We may terminate any or all of the services at any time for any reason (with or without cause) upon giving Kellwood the required advance notice for termination for that particular service. Additionally, the provision of the following services, which are services which require a term as a matter of law and services which are based on a third-party agreement with a set term, shall terminate automatically upon the related date specified on the schedules to the Shared Services Agreement: Building Services NY; Tax; and Compensation & Benefits. If no specific notice requirement has been provided, 90 days prior written notice shall be required to be given. Upon the termination of certain services, Kellwood may no longer be in a position to provide certain other related services. Kellwood must notify us within 10 days following our request to terminate any services if they will no longer be able to provide other related services. Assuming we proceed with our request to terminate the original services, such related services shall also be terminated in connection with such termination.

We are invoiced by Kellwood monthly for these amounts and generally required to pay within 15 business days of receiving such invoice. The payments will be trued-up and can be disputed once each fiscal quarter. During fiscal 2013, we paid $1.7 million to Kellwood under the Shared Services Agreement. In addition, as of February 1, 2014, we recorded $0.9 million in accrued expenses to recognize amount payable to Kellwood under the Shared Services Agreement. Such amount was paid within 15 business days in accordance with the terms set forth in the Shares Services Agreement.

See “Shared Services Agreement” under Note 15 to the Consolidated Financial Statements in this annual report on Form 10-K.

Tax Receivable Agreement

Vince Holding Corp. entered into the Tax Receivable Agreement with the Pre-IPO Stockholders on November 27, 2013. We and our former subsidiaries have generated certain tax benefits (including NOLs and tax credits) prior to the Restructuring Transactions and will generate certain section 197 intangible deductions (the “Pre-IPO Tax Benefits”) which would reduce the actual liability for taxes that we might otherwise be required to pay. The Tax Receivable Agreement provides for payments to the Pre-IPO Stockholders in an amount equal to 85% of the aggregate reduction in taxes payable realized by us and our subsidiaries from the utilization of the Pre-IPO Tax Benefits (the “Net Tax Benefit”).

For purposes of the Tax Receivable Agreement, the Net Tax Benefit equals (i) with respect to a taxable year, the excess, if any, of (A) our liability for taxes using the same methods, elections, conventions and similar practices used on the relevant company return assuming there were no Pre-IPO Tax Benefits over (B) our actual liability for taxes for such taxable year (the “Realized Tax Benefit”), plus (ii) for each prior taxable year, the excess, if any, of the Realized Tax Benefit reflected on an amended schedule applicable to such prior taxable year over the Realized Tax Benefit reflected on the original tax benefit schedule for such prior taxable year, minus (iii) for each prior taxable year, the excess, if any, of the Realized Tax Benefit reflected on the original tax benefit schedule for such prior taxable year over the Realized Tax Benefit reflected on the amended schedule for such prior taxable year; provided, however, that to extent any of the adjustments described in clauses (ii) and (iii) were reflected in the calculation of the tax benefit payment for any subsequent taxable year, such adjustments shall not be taken into account in determining the Net Tax Benefit for any subsequent taxable year.

While the Tax Receivable Agreement is designed with the objective of causing our annual cash costs attributable to federal, state and local income taxes (without regard to our continuing 15% interest in the Pre-IPO Tax Benefits) to be the same as that which we would have paid had we not had the Pre-IPO Tax Benefits available to offset our federal, state and local taxable income, there are circumstances in which this may not be the case. In particular, the Tax Receivable Agreement provides that any payments by us thereunder shall not be refundable. In that regard, the payment obligations under the Tax Receivable Agreement differ from a payment of a federal income tax liability in that a tax refund would not be available to us under the Tax Receivable Agreement even if we were to incur a net operating loss for federal income tax purposes in a future tax year. Similarly, the Pre-IPO Stockholders will not reimburse us for any payments previously made if any tax benefits relating to such payments are subsequently disallowed, although the amount of any such tax benefits subsequently disallowed will reduce future payments (if any) otherwise owed to such Pre-IPO Stockholders. In addition, depending on the amount and timing of our future earnings (if any) and on other factors including the effect of any limitations imposed on our ability to use the Pre-IPO Tax Benefits, it is possible that all payments required under the Tax Receivable Agreement could become due within a relatively short period of time.

If we had not entered into the Tax Receivable Agreement, we would be entitled to realize the full economic benefit of the Pre-IPO Tax Benefits to the extent allowed by federal, state and local law. The Tax Receivable Agreement is designed with the objective of causing our annual cash costs attributable to federal, state and local income taxes (without regard to our continuing 15% interest in the Pre-IPO Tax Benefits) to be the same as we would have paid had we not had the Pre-IPO Tax Benefits available to offset our federal, state and local taxable income. As a result, stockholders who purchased shares in the IPO are not entitled to the economic benefit of the Pre-IPO Tax Benefits that would have been available if the Tax Receivable Agreement were not in effect, except to the extent of our continuing 15% interest in the Pre-IPO Benefits.

Additionally, the payments we make to the Pre-IPO Stockholders under the Tax Receivable Agreement are not expected to give rise to any incidental tax benefits to us, such as deductions or an adjustment to the basis of our assets.

An affiliate of Sun Capital may elect to terminate the Tax Receivable Agreement upon the occurrence of a Change of Control (as defined below). In connection with any such termination, we are obligated to pay the present value (calculated at a rate per annum equal to LIBOR plus 200 basis points as of such date) of all remaining Net Tax Benefit payments that would be required to be paid to the Pre-IPO Stockholders from such termination date, applying the valuation assumptions set forth in the Tax Receivable Agreement (the “Early Termination Period”). “Change of control,” as defined in the Tax Receivable Agreement shall mean an event or series of events by which (i) Vince Holding Corp. shall cease directly or indirectly to own 100% of the capital stock of Vince, LLC; (ii) any “person” or “group” (as such terms are used in Section 13(d) and 14(d) of the Exchange Act), other than one or more permitted investors, shall be the “beneficial owner” (as defined in Rules 13d-3 and 13d-5 under the Exchange Act) of capital stock having more, directly or indirectly, than 35% of the total voting power of all outstanding capital stock of Vince Holding Corp. in the election of directors, unless at such time the permitted investors are direct or indirect “beneficial owners” (as so defined) of capital stock of Vince Holding Corp. having a greater percentage of the total voting power of all outstanding capital stock of Vince Holding Corp. in the election of directors than that owned by each other “person” or “group” described above; (iii) for any reason whatsoever, a majority of the board of directors of Vince Holding Corp. shall not be continuing directors; or (iv) a “Change of Control” (or comparable term) shall occur under (x) any term loan or revolving credit facility of Vince Holding Corp. or its subsidiaries or (y) any unsecured, senior, senior subordinated or subordinated Indebtedness of Vince Holding Corp. or its subsidiaries, if, in each case, the outstanding principal amount thereof is in excess of $15,000,000. We may also terminate the Tax Receivable Agreement by paying the Early Termination Payment to the Pre-IPO Stockholders. Additionally, the Tax Receivable Agreement provides that in the event that we breach any material obligations under the Tax Receivable Agreement by operation of law as a result of the rejection of the Tax Receivable Agreement in a case commenced under the Bankruptcy Code, then the Early Termination Payment plus other outstanding amounts under the Tax Receivable Agreement shall become due and payable.

The Tax Receivable Agreement will terminate upon the earlier of (i) the date all such tax benefits have been utilized or expired, (ii) the last day of the tax year including the tenth anniversary of the Restructuring Transactions and (iii) the mutual agreement of the parties thereto, unless earlier terminated in accordance with the terms thereof.

See “Tax Receivable Agreement” under Note 15 to the Consolidated Financial Statements in this annual report on Form 10-K.

Transfer Agreement

On November 27, 2013, Kellwood and Vince Intermediate Holding, LLC entered into a transfer agreement (the “Transfer Agreement”). Pursuant to the terms of the Transfer Agreement, the following transactions occurred:

•	Kellwood distributed the Vince, LLC equity interests to Vince Intermediate Holding, LLC in exchange for a $341.5 million promissory note issued by Vince Intermediate Holding, LLC (the “Kellwood Note Receivable”).

•	Vince Intermediate Holding, LLC immediately repaid the Kellwood Note Receivable in full using approximately $172 million of the net proceeds from the IPO contributed to it by Vince Holding Corp. along with $169.5 million of net borrowings under the Term Loan Facility.

•	Using the proceeds from the repayment of the Kellwood Note Receivable, after giving effect to the contribution of $70.1 million of indebtedness under the Sun Term Loan Agreements to the capital of Vince Holding Corp. by affiliates of Sun Capital, Kellwood repaid and discharged the indebtedness outstanding under its revolving credit facility and the Sun Term Loan Agreements, and redeemed all of its issued and outstanding 12.875% Notes. Kellwood also redeemed $38.1 million aggregate principal amount of its 7.625% Notes at par pursuant to a tender offer. In addition, Kellwood also used such proceeds to pay certain restructuring fees to Sun Capital Management. See “—Management Services Agreement.” Kellwood also paid a debt recovery bonus of $6.0 million to Jill Granoff, our Chief Executive Officer. See “—Debt Recovery Bonus to Our Chief Executive Officer.”

•	Kellwood refinanced its revolving credit facility to, among other things, release Vince, LLC as a guarantor or obligor thereunder.

In accordance with the terms of the Transfer Agreement, Kellwood has agreed to indemnify us for any losses which we may suffer, sustain or become subject to, relating to the Kellwood business or in connection with any contract contributed to us by Kellwood which is not by its terms permitted to be assigned. Kellwood has also agreed to indemnify us for any losses associated with its failure to satisfy its obligations under the Transfer Agreement with respect to the repayment, repurchase, discharge or refinancing of certain of its indebtedness, as described in the immediately prior paragraph (including with respect to the removal of Vince, LLC as an obligor or guarantor under its refinanced revolving credit facility). Additionally, Vince Intermediate Holding, LLC has agreed to indemnify Kellwood against any losses which Kellwood may suffer, sustain or become subject to relating to the Vince business. The parties also agreed, upon the request of either party to, without further consideration, execute and deliver, or cause to be executed and delivered, such other instruments of conveyance, transfer, assignment and confirmation, and shall take or cause to be taken, such further or other actions as the other party may deem necessary or desirable to carry out the intent and purpose of the Transfer Agreement and give effect to the transactions contemplated thereby.

Registration Agreement

Vince Holding Corp. entered into a registration agreement with Sun Cardinal and SCSF Cardinal and certain other investors in connection with the February 2008 acquisition of Kellwood Company by affiliates of Sun

Capital. Pursuant to the terms of this agreement, holders of at least a majority of “Sun Registrable Securities” (which include (i) shares of Vince Holding Corp. common stock originally issued to Sun Capital and its affiliates; (ii) all shares of common stock or other securities of Vince Holding Corp. issuable upon the conversion, exercise or exchange of Vince Holding Corp. common stock in connection with certain reorganization transactions; and (iii) any other shares of common stock or other securities of Vince Holding Corp. held by persons holding the securities described in clauses (i) and (ii)) are entitled to request that Vince Holding Corp. register its shares on a registration statement on one or more occasions in the future. Sun Capital and its affiliates and the other investors party to the registration agreement are also eligible to participate in certain registered offerings by Vince Holding Corp., subject to the restrictions in the registration rights agreement. We are obligated, within 30 days of receiving a request for registration, to file with the SEC a registration statement with respect to such registrable securities. In addition, we are obligated to use our best efforts to make short-form registrations on Form S-3 available for the sale of registrable securities. Vince Holding Corp. will pay the expenses of the investors party to the registration agreement in connection with their exercise of the rights described in this paragraph, other than underwriting commissions or selling commissions attributable to the registrable securities sold by the holders thereof, as well reimburse the holders of registrable securities included in any registration for the reasonable fees and disbursements of one counsel chosen by the holders of a majority of the registrable securities included in such registration. Our obligation to bear all registration expenses is absolute and does not depend on whether any contemplated offering is completed or whether any registration statement is declared effective.

Employment Agreements

See “Employment Agreements” under “Item 11—Executive Compensation” of this annual report on Form 10-K for a description of our employment agreements with certain of our executive officers.

Sun Capital Consulting Agreement

On November 27, 2013, we entered into an agreement with Sun Capital Management to (i) reimburse Sun Capital Management or any of its affiliates providing consulting services under the agreement for out-of-pocket expenses incurred in providing consulting services to us and (ii) provide Sun Capital Management with customary indemnification for any such services.

The agreement is scheduled to terminate on the tenth anniversary of our initial public offering (i.e. November 27, 2023). Under the consulting agreement, we have no obligation to pay Sun Capital Management or any of its affiliates any consulting fees other than those which are approved by a majority of our directors that are not affiliated with Sun Capital. To the extent such fees are approved in the future, we will be obligated to pay such fees in addition to reimbursing Sun Capital Management or any of its affiliates that provide us services under the consulting agreement for all reasonable out-of-pocket fees and expenses incurred by such party in connection with the provision of consulting services under the consulting agreement and any related matters. Reimbursement of such expenses shall not be conditioned upon the approval of a majority of our directors that are not affiliated with Sun Capital Management, and shall be payable in addition to any fees that such directors may approve.

Neither Sun Capital Management nor any of its affiliates are liable to us or our affiliates, securityholders or creditors for (1) any liabilities arising out of, related to, caused by, based upon or in connection with the performance of services under the consulting agreement, unless such liability is proven to have resulted directly and primarily from the willful misconduct or gross negligence of such person or (2) pursuing any outside activities or opportunities that may conflict with our best interests, which outside activities we consent to and approve under the consulting agreement, and which opportunities neither Sun Capital Management nor any of its affiliates will have any duty to inform us of. In no event will the aggregate of any liabilities of Sun Capital Management or any of its affiliates exceed the aggregate of any fees paid under the consulting agreement.

In addition, we are required to indemnify Sun Capital Management, its affiliates and any successor by operation of law against any and all liabilities, whether or not arising out of or related to such party’s performance of services under the consulting agreement, except to the extent proven to result directly and primarily from such person’s willful misconduct or gross negligence. We are also required to defend such parties in any lawsuits which may be brought against such parties and advance expenses in connection therewith. In the case of affiliates of Sun Capital Management that have rights to indemnification and advancement from affiliates of Sun Capital, we agree to be the indemnitor of first resort, to be liable for the full amounts of payments of indemnification required by any organizational document of such entity or any agreement to which such entity is a party, and that we will not make any claims against any affiliates of Sun Capital Partners for contribution, subrogation, exoneration or reimbursement for which they are liable under any organizational documents or agreement. Sun Capital Management may, in its sole discretion, elect to terminate the consulting agreement at any time. We may elect to terminate the consulting agreement if SCSF Cardinal, Sun Cardinal or any of their respective affiliates’ aggregate ownership of our equity securities falls below 30%.

Indemnification Agreements

We entered into indemnification agreements with each of our executive officers and directors on November 27, 2013. The indemnification agreements provide the executive officers and directors with contractual rights to indemnification, expense advancement and reimbursement, to the fullest extent permitted under the DGCL.

Amended and Restated Certificate of Incorporation

Our amended and restated certificate of incorporation provides that for so long as affiliates of Sun Capital own 30% or more of our outstanding shares of common stock, Sun Cardinal, a Sun Capital affiliate, has the right to designate a majority of our board of directors. For so long as Sun Cardinal has the right to designate a majority of our board of directors, the directors designated by Sun Cardinal are expected to constitute a majority of each committee of our board of directors (other than the Audit Committee), and the chairman of each of the committees (other than the Audit Committee) is expected to be a director serving on the committee who is selected by affiliates of Sun Capital, provided that, at such time as we are not a “controlled company” under the NYSE corporate governance standards, our committee membership will comply with all applicable requirements of those standards and a majority of our board of directors will be “independent directors,” as defined under the rules of the NYSE, subject to any applicable phase in requirements.

Kellwood Note Receivable

Vince Intermediate Holding, LLC issued the Kellwood Note Receivable in the aggregate principal amount of $341.5 million to Kellwood Company, LLC on November 27, 2013, immediately prior to the consummation of our initial public offering. Vince Intermediate Holding, LLC repaid the Kellwood Note Receivable on the same day, using net proceeds from our initial public offering and net borrowings under the Term Loan Facility. No interest accrued under the Kellwood Note Receivable as the Kellwood Note Receivable was repaid on the date of issuance. See “—Transfer Agreement.”

Debt Recovery Bonus to Our Chief Executive Officer

Jill Granoff, our CEO, received a debt recovery bonus of $6.0 million (which included $0.4 million in a prior unpaid debt recovery bonus) in connection with the repayment of certain Kellwood indebtedness, calculated as 4.4% of the related debt recovery on November 27, 2013. See “Employment Agreements” under “Item 11—Executive Compensation” of this annual report on Form 10-K for additional information. Kellwood used proceeds from the repayment of the Kellwood Note Receivable to pay this bonus to Ms. Granoff at the closing of the IPO. See “—Transfer Agreement.”

Certain Indebtedness to Sun Capital

Sun Capital Loan Agreement. Vince Holding Corp. was party to a Loan Authorization Agreement, originally dated February 13, 2008, by and between Vince Holding Corp, SCSF Kellwood Finance and Sun Kellwood, as successors to Bank of Montreal for a $72.0 million line of credit (as amended, the “Sun Capital Loan Agreement”). On December 28, 2012,Vince Holding Corp., SCSF Finance and Sun Kellwood Finance entered into an agreement forgiving all our unpaid interest accrued under the Sun Capital Loan Agreement prior to July 19, 2012. During fiscal 2013, we made no payments (whether with respect to principal or interest thereon) on our indebtedness under the Sun Capital Loan Agreement. Effective June 18, 2013, affiliates of Sun Capital contributed all indebtedness outstanding under the Sun Capital Loan Agreement to Vince Holding Corp. as a capital contribution, and the Sun Capital Loan Agreement ceased to be outstanding.

Sun Promissory Notes. Vince Holding Corp. was party to a $225.0 million Senior Subordinated Promissory Note and a $75.0 million Senior Subordinated Promissory Note, each in favor of Sun Kellwood Finance and originally dated May 2, 2008 (collectively and as amended, the “Sun Promissory Notes”). On December 28, 2012, Vince Holding Corp. and Sun Kellwood Finance entered into an agreement with respect to each Sun Promissory Notes forgiving all our unpaid interest which accrued prior to July 19, 2012. During fiscal 2013, fiscal 2012 and fiscal 2011, we paid no interest on our indebtedness under the Sun Promissory Notes and we paid none of the principal. Affiliates of Sun Capital contributed all indebtedness outstanding under the Sun Promissory Notes, respectively, to Vince Holding Corp. as a capital contribution effective June 18, 2013 and the Sun Promissory notes ceased to be outstanding.

Capital Contribution. On June 18, 2013, in anticipation of our initial public offering, affiliates of Sun Capital contributed $407.5 million of indebtedness under the Sun Capital Loan Agreement and the Sun Promissory Notes to Vince Holding Corp. Affiliates of Sun Capital contributed $70.1 million of indebtedness outstanding under the Sun Term Loan Agreements on November 27, 2013 as part of the Restructuring Transactions.

Sun Term Loan Agreements. Kellwood and certain of its domestic subsidiaries, as borrowers, affiliates of Sun Capital, as lenders, and Sun Kellwood Finance, as collateral agents were party to the Sun Term Loan Agreements. On September 1, 2012, Vince, LLC was joined to each of the Sun Term Loan Agreements and the related security agreement as a borrower party. Vince, LLC was released as a borrower party or guarantor thereunder in connection with the consummation of our initial public offering and the repayment of the Sun Term Loan Agreements. The indebtedness outstanding under the Sun Term Loan Agreements was repaid in connection with our initial public offering. See “—Transfer Agreement.”

Management Services Agreement

In connection with the acquisition of Kellwood by affiliates of Sun Capital in 2008, Sun Capital Management, an affiliate of Sun Capital, entered into a Management Services Agreement (the “Management Services Agreement”) with Kellwood. Under this agreement, Sun Capital Management provided Kellwood with consulting and advisory services, including services relating to financing alternatives, financial reporting, accounting and management information systems. In exchange, Kellwood reimbursed Sun Capital Management for reasonable out-of-pocket expenses incurred in connection with providing consulting and advisory services, additional and customary and reasonable fees for management consulting services provided in connection with corporate events, and also paid an annual management fee equal to $2.2 million payable in equal quarterly installments. A portion of the management fees incurred by Kellwood were charged to Vince, LLC in the amount of $0.4 million for fiscal 2013.

Upon the consummation of certain corporate events involving Kellwood or its direct or indirect subsidiaries (including restructurings and equity offerings), Kellwood was required to pay Sun Capital Management a transaction fee in an amount equal to 1% of the aggregate consideration (including assumed debt and long-term liabilities and the value of any refinancing consummated by Kellwood in connection with our initial public offering) paid to or by Kellwood and any of its direct or indirect subsidiaries or stockholders. This restructuring fee totaled $3.3 million and was repaid at the closing of our initial public offering with proceeds from the repayment of the Kellwood Note Receivable. The Management Services Agreement was terminated on November 27, 2013 in connection with the closing of our initial public offering and the payment of the related restructuring fee to Sun Capital Management.

Statement of Policy Regarding Transactions with Related Persons

On November 21, 2013 in anticipation of the consummation of our initial public offering, we adopted a written statement of policy with respect to related party transactions, which is administered by our Nominating and Corporate Governance Committee. Under our related party transaction policy, a “Related Party Transaction” is any transaction, arrangement or relationship between us or any of our subsidiaries and a Related Person not including any transactions involving less than $120,000 when aggregated with all similar transactions, or transactions that have received pre-approval of our Nominating and Corporate Governance Committee. A “Related Person” is any of our executive officers, directors or director nominees, any stockholder beneficially owning in excess of 5% of our stock or securities exchangeable for our stock, any immediate family member of any of the foregoing persons, and any firm, corporation or other entity in which any of the foregoing persons is an executive officer, a partner or principal or in a similar position or in which such person has a 5% or greater beneficial ownership interest in such entity.

Pursuant to our related party transaction policy, a Related Party Transaction may only be consummated or may only continue if:

•	our Nominating and Corporate Governance Committee approves or ratifies such transaction in accordance with the terms of the policy; or

•	the chair of our Nominating and Corporate Governance Committee pre-approves or ratifies such transaction and the amount involved in the transaction is less than $120,000, provided that for the Related Party Transaction to continue it must be approved by our Audit Committee at its next regularly scheduled meeting.

If advance approval of a Related Party Transaction is not feasible, then that Related Party Transaction will be considered and, if our Nominating and Corporate Governance Committee determines it to be appropriate, ratified, at its next regularly scheduled meeting. If we decide to proceed with a Related Party Transaction without advance approval, then the terms of such Related Party Transaction must permit termination by us without further material obligation in the event our ratification is not forthcoming at our next regularly scheduled meeting.

Transactions with Related Persons, though not classified as Related Party Transactions by our related party transaction policy and thus not subject to its review and approval requirements, may still need to be disclosed if required by the applicable securities laws, rules and regulations.

Director Independence

Our board of directors consists of six members, Messrs. Metz, Brody, Neimark, Griffith and Bowman and Ms. Granoff. Our board of directors has affirmatively determined that each of Messrs. Metz, Brody, Neimark, Griffith and Bowman meets the definition of “independent director” under applicable SEC and New York Stock Exchange rules.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

During fiscal years 2013, 2012 and 2011, PricewaterhouseCoopers LLP served as our independent registered public accounting firm and in that capacity rendered and unqualified opinion on our consolidated financial statements as of and for the three years ended February 1, 2014.

The following table sets forth the aggregate fees billed or expected to be billed by our independent registered accounting firm in each of the last two fiscal years:

Type of Fees	Fiscal 2013	Fiscal 2012
Audit fees	$1,552,270	$1,065,275
Audit-related fees	394,830	805,580
Tax fees	358,229	366,007
All other fees	—	40,000

Total	$2,305,329	$2,276,862

Audit Fees

These amounts represent fees and related expenses billed or expected to be billed by PricewaterhouseCoopers for professional services rendered for the audits of the Company’s annual financial statement for fiscal 2013 and fiscal 2012 and the reviews of interim period financial statements included in the Company’s quarterly reports on Form 10-Q and Registration Statements on Form S-1.

Audit-Related Fees

Audit-Related Fees represent fees and related expenses billed or expected to be billed by PricewaterhouseCoopers for assurance and related services that are reasonably related to the performance of the audit of the Company’s consolidated financial statements and are not reported under “Audit Fees” above. Audit-Related Fees in fiscal 2013 and fiscal 2012 were primarily related to due diligence services in connection with contemplated acquisitions and divestitures, and services in connection with the initial public offering and Restructuring Transactions.

Tax Fees

Tax fees consist of fees and related expenses incurred for professional services rendered by PricewaterhouseCoopers for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local jurisdictions as well as services related to Restructuring Transactions in connection with the IPO.

All Other Fees

All Other Fees represent fees and related expenses incurred for professional services provided by PricewaterhouseCoopers other than those reported under categories above.

Auditor Independence

The audit committee has considered whether the provision of the above-noted services is compatible with maintaining the auditor’s independence and has determined that the provision of such services has not adversely affected the auditor’s independence.

Policy and Audit Committee Pre-Approval of Audit and Permitted Non-Audit Services

The audit committee has established policies and procedures regarding the pre-approval of audit and other services that our independent auditor may perform for us, subject to the SEC rules which provide that certain non-audit services accounting for less than five percent of the total fees paid to the independent auditor be approved by the audit committee retroactively. In accordance with the charter of the audit committee, approval can be made by the chair of the audit committee (or any member of the audit committee if the chair is not available) in between committee meetings and is required to disclose the pre-approved services to the Audit Committee at the next scheduled meeting.

Part IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	Financial Statements and Financial statement Schedules. See “Index to Financial Statements” on page F-1.

(b)	Exhibits. See the exhibit index which is included herein.

Exhibit Listing:

Exhibit Number	Exhibit Description

3.1	Amended & Restated Certificate of Incorporation of Vince Holding Corp. (incorporated by reference to Exhibit 3.1 to Vince Holding Corp.’s Current Report on Form 8-K filed with the Securities Exchange Commission on November 27, 2013)

3.2	Amended & Restated Bylaws of Vince Holding Corp. (incorporated by reference to Exhibit 3.1 to Vince Holding Corp.’s Current Report on Form 8-K filed with the Securities Exchange Commission on November 27, 2013)

4.1	Form of Stock certificate (incorporated by reference to Exhibit 4.1 to Vince Holding Corp.’s Registration Statement on Form S-1 (File No. 333-191336) filed with the Securities Exchange Commission on November 12, 2013)

4.2	Registration Agreement, dated as of February 20, 2008, among Apparel Holding Corp., Sun Cardinal, LLC, SCSF Cardinal, LLC and the Other Investors party thereto (incorporated by reference to Exhibit 4.2 to Vince Holding Corp.’s Registration Statement on Form S-1 (File No. 333-191336) filed with the Securities Exchange Commission on September 24, 2013)

10.1	Contribution and Acceptance Agreement, dated as of September 12, 2012, by and between Kellwood Company and Vince, LLC (incorporated by reference to Exhibit 10.1 to Vince Holding Corp.’s Registration Statement on Form S-1 (File No. 333-191336) filed with the Securities Exchange Commission on September 24, 2013)

10.2	Shared Services Agreement, dated as of November 27, 2013, between Vince, LLC and Kellwood Company, LLC (incorporated by reference to Exhibit 10.1 to Vince Holding Corp.’s Current Report on Form 8-K filed with the Securities Exchange Commission on November 27, 2013)

10.3	Tax Receivable Agreement, dated as of November 27, 2013, between Vince Intermediate Holding, LLC, the Stockholders, and Sun Cardinal, LLC as Stockholder Representative (incorporated by reference to Exhibit 10.2 to Vince Holding Corp.’s Current Report on Form 8-K filed with the Securities Exchange Commission on November 27, 2013)

10.4	Form of Transfer Agreement between Vince Intermediate Holding, LLC and Kellwood Intermediate Holding, LLC (incorporated by reference to Exhibit 10.4 to Vince Holding Corp.’s Registration Statement on Form S-1 (File No. 333-191336) filed with the Securities Exchange Commission on November 12, 2013)

10.5	Form of Kellwood Note Receivable between Vince Intermediate Holding, LLC and Kellwood Company (incorporated by reference to Exhibit 10.5 to Vince Holding Corp.’s Registration Statement on Form S-1 (File No. 333-191336) filed with the Securities Exchange Commission on October 10, 2013)

10.6	Consulting Agreement, dated as of November 27, 2013, between Vince Holding Corp. and Sun Capital Partners Management V, LLC (incorporated by reference to Exhibit 10.3 to Vince Holding Corp.’s Current Report on Form 8-K filed with the Securities Exchange Commission on November 27, 2013)

Exhibit Number	Exhibit Description

10.7	$75,000,000 Senior Subordinated Promissory Note, dated as of May 2, 2008, by Apparel Holding Corp. to SCSF Kellwood Finance, LLC (incorporated by reference to Exhibit 10.7 to Vince Holding Corp.’s Registration Statement on Form S-1 (File No. 333-191336) filed with the Securities Exchange Commission on September 24, 2013)

10.8	Amendment No. 1 to Senior Subordinated Promissory Note, dated as of July 19, 2012, by and between Apparel Holding Corp. and SCSF Kellwood Finance, LLC (incorporated by reference to Exhibit 10.8 to Vince Holding Corp.’s Registration Statement with the Securities Exchange Commission on Form S-1 (File No. 333-191336) filed on September 24, 2013)

10.9	Agreement Regarding Amendment No. 1 to Senior Subordinated Promissory Note, dated as of December 28, 2012, by and between Apparel Holding Corp. and SCSF Kellwood Finance, LLC (incorporated by reference to Exhibit 10.9 to Vince Holding Corp.’s Registration Statement on Form S-1 (File No. 333-191336) filed with the Securities Exchange Commission on September 24, 2013)

10.10	$225,000,000 Senior Subordinated Promissory Note, dated as of May 2, 2008, by Apparel Holding Corp. to Sun Kellwood Finance, LLC (incorporated by reference to Exhibit 10.10 to Vince Holding Corp.’s Registration Statement on Form S-1 (File No. 333-191336) filed with the Securities Exchange Commission on September 24, 2013)

10.11	Amendment No. 1 to Senior Subordinated Promissory Note, dated as of July 19, 2012, by and between Apparel Holding Corp. and Sun Kellwood Finance, LLC (incorporated by reference to Exhibit 10.11 to Vince Holding Corp.’s Registration Statement on Form S-1 (File No. 333-191336) filed with the Securities Exchange Commission on September 24, 2013)

10.12	Agreement Regarding Amendment No. 1 to Senior Subordinated Promissory Note, dated as of December 28, 2012, by and between Apparel Holding Corp. and Sun Kellwood Finance, LLC (incorporated by reference to Exhibit 10.12 to Vince Holding Corp.’s Registration Statement on Form S-1 (File No. 333-191336) filed with the Securities Exchange Commission on September 24, 2013)

10.13	Bank of Montreal Loan Authorization Agreement, dated as of February 13, 2008, by and between Bank of Montreal and Apparel Holding Corp. (incorporated by reference to Exhibit 10.13 to Vince Holding Corp.’s Registration Statement on Form S-1 (File No. 333-191336) filed with the Securities Exchange Commission on September 24, 2013)

10.14	First Amendment to Bank of Montreal Loan Authorization Agreement, dated May 2, 2008, by and between Bank of Montreal and Apparel Holding Corp. (incorporated by reference to Exhibit 10.14 to Vince Holding Corp.’s Registration Statement on Form S-1 (File No. 333-191336) filed with the Securities Exchange Commission on September 24, 2013)

10.15	Second Amendment to Bank of Montreal Loan Authorization Agreement, dated August 13, 2008, by and between Bank of Montreal and Apparel Holding Corp. (incorporated by reference to Exhibit 10.15 to Vince Holding Corp.’s Registration Statement on Form S-1 (File No. 333-191336) filed with the Securities Exchange Commission on September 24, 2013)

10.16	Third Amendment to Bank of Montreal Loan Authorization Agreement, dated December 28, 2012, by and between Bank of Montreal and Apparel Holding Corp. (incorporated by reference to Exhibit 10.16 to Vince Holding Corp.’s Registration Statement on Form S-1 (File No. 333-191336) filed with the Securities Exchange Commission on September 24, 2013)

10.17	Assignment and Assumption Agreement, dated as of April 9, 2009, by and among Bank of Montreal, SCSF Kellwood Finance, LLC, Sun Kellwood Finance, LLC and Apparel Holding Corp. (incorporated by reference to Exhibit 10.17 to Vince Holding Corp.’s Registration Statement on Form S-1 (File No. 333-191336) filed with the Securities Exchange Commission on September 24, 2013)

Exhibit Number	Exhibit Description

10.18	Loan Authorization Agreement, dated as of September 9, 2011, by and among Kellwood Company and BMO Harris Financing, Inc. (incorporated by reference to Exhibit 10.18 to Vince Holding Corp.’s Registration Statement on Form S-1 (File No. 333-191336) filed with the Securities Exchange Commission on September 24, 2013)

10.19	Amendment No. 4 to Loan Authorization Agreement, dated as of July 19, 2012, by and among Apparel Holding Corp., SCSF Kellwood Finance, LLC and Sun Kellwood Finance, LLC (incorporated by reference to Exhibit 10.19 to Vince Holding Corp.’s Registration Statement on Form S-1 (File No. 333-191336) filed with the Securities Exchange Commission on September 24, 2013)

10.20	Agreement Regarding Amendment No. 4 to Loan Authorization Agreement, dated as of December 28, 2012, by and among Apparel Holding Corp., SCSF Kellwood Finance, LLC and Sun Kellwood Finance, LLC (incorporated by reference to Exhibit 10.20 to Vince Holding Corp.’s Registration Statement on Form S-1 (File No. 333-191336) filed with the Securities Exchange Commission on September 24, 2013)

10.21	Credit Agreement, dated as of October 19, 2011, among Kellwood Company and its Domestic Subsidiaries, other Obligors and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.21 to Vince Holding Corp.’s Registration Statement on Form S-1 (File No. 333-191336) filed with the Securities Exchange Commission on September 24, 2013)

10.22	Amendment No. 1 to Credit Agreement, entered into as of March 23, 2012, by and among the Lenders, Wells Fargo Bank, National Association, Kellwood Company, the Domestic Subsidiaries and the other Obligors (incorporated by reference to Exhibit 10.21 to Vince Holding Corp.’s Registration Statement on Form S-1 (File No. 333-191336) filed with the Securities Exchange Commission on September 24, 2013)

10.23	Consent and Amendment No. 2 to Credit Agreement, entered into as of April 20, 2012, by and among the Lenders, Wells Fargo Bank, National Association, Kellwood Company, the Domestic Subsidiaries and the other Obligors (incorporated by reference to Exhibit 10.23 to Vince Holding Corp.’s Registration Statement on Form S-1 (File No. 333-191336) filed with the Securities Exchange Commission on September 24, 2013)

10.24	Amendment No. 3 to Credit Agreement, entered into as of July 25, 2012, by and among the Lenders, Wells Fargo Bank, National Association, Kellwood Company, the Domestic Subsidiaries and the other Obligors (incorporated by reference to Exhibit 10.24 to Vince Holding Corp.’s Registration Statement on Form S-1 (File No. 333-191336) filed with the Securities Exchange Commission on September 24, 2013)

10.25	Consent and Amendment No. 4 to Credit Agreement, entered into as of December 31, 2012, by and among the Lenders, Wells Fargo Bank, National Association, Kellwood Company, the Domestic Subsidiaries and the other Obligors (incorporated by reference to Exhibit 10.25 to Vince Holding Corp.’s Registration Statement on Form S-1 (File No. 333-191336) filed with the Securities Exchange Commission on September 24, 2013)

10.26	Second Amended and Restated Term A Loan Agreement, dated as of April 20, 2012, among Kellwood Company and its Domestic Subsidiaries, other Obligors, SCSF Kellwood Finance, LLC and Sun Kellwood Finance, LLC (incorporated by reference to Exhibit 10.27 to Vince Holding Corp.’s Registration Statement on Form S-1 (File No. 333-191336) filed with the Securities Exchange Commission on September 24, 2013)

Exhibit Number	Exhibit Description

10.27	Amendment No. 1 to Second Amended and Restated Term A Loan Agreement, entered into as of July 2012, by and among the Lenders, Sun Kellwood Finance, LLC, Kellwood Company, the Domestic Subsidiaries and the other Obligors (incorporated by reference to Exhibit 10.28 to Vince Holding Corp.’s Registration Statement on Form S-1 (File No. 333-191336) filed with the Securities Exchange Commission on September 24, 2013)

10.28	Consent and Amendment No. 2 to Second Amended and Restated Term A Loan Agreement, entered into as of December 31, 2012, by and among the Lenders, Sun Kellwood Finance, LLC, Kellwood Company, the Domestic Subsidiaries and the other Obligors (incorporated by reference to Exhibit 10.29 to Vince Holding Corp.’s Registration Statement on Form S-1 (File No. 333-191336) filed with the Securities Exchange Commission on September 24, 2013)

10.29	Amendment No. 3 to Second Amended and Restated Term A Loan Agreement, dated as of June 28, 2013, by and among Kellwood Company, the Domestic Subsidiaries, the other Obligors, SCSF Kellwood Finance, LLC and Sun Kellwood Finance, LLC (incorporated by reference to Exhibit 10.30 to Vince Holding Corp.’s Registration Statement on Form S-1 (File No. 333-191336) filed with the Securities Exchange Commission on September 24, 2013)

10.30	Fifth Amended and Restated Term Loan B/C/D/E/F/G Agreement, dated as of June 28, 2013, among Kellwood Company, the Domestic Subsidiaries, other Obligors, SCSF Kellwood Finance, LLC and Sun Kellwood Finance, LLC (incorporated by reference to Exhibit 10.31 to Vince Holding Corp.’s Registration Statement on Form S-1 (File No. 333-191336) filed with the Securities Exchange Commission on September 24, 2013)

10.31	Term Loan Agreement, dated as of October 19, 2011, among Kellwood Company, the Domestic Subsidiaries, other Obligors and Cerberus Business Finance LLC (incorporated by reference to Exhibit 10.32 to Vince Holding Corp.’s Registration Statement on Form S-1 (File No. 333-191336) filed with the Securities Exchange Commission on September 24, 2013)

10.32	Consent and Amendment No. 1 to Credit Agreement, entered into as of April 20, 2012, by and among the Lenders, Cerberus Business Finance LLC, Kellwood Company, the Domestic Subsidiaries and the other Obligors (incorporated by reference to Exhibit 10.33 to Vince Holding Corp.’s Registration Statement on Form S-1 (File No. 333-191336) filed with the Securities Exchange Commission on September 24, 2013)

10.33	Amendment No. 2 to Credit Agreement, entered into as of July 25, 2012, by and among the Lenders, Cerberus Business Finance LLC, Kellwood Company, the Domestic Subsidiaries and the other Obligors (incorporated by reference to Exhibit 10.34 to Vince Holding Corp.’s Registration Statement on Form S-1 (File No. 333-191336) filed with the Securities Exchange Commission on September 24, 2013)

10.34	Consent and Amendment No. 3 to Term Loan Agreement, entered into as of December 31, 2012, by and among the Lenders, Cerberus Business Finance LLC, Kellwood Company, the Domestic Subsidiaries and the other Obligors (incorporated by reference to Exhibit 10.35 to Vince Holding Corp.’s Registration Statement on Form S-1 (File No. 333-191336) filed with the Securities Exchange Commission on September 24, 2013)

10.35	Modification to Consent and Amendment No. 4 to Term Loan Agreement, entered into as of March 2013, by and among the Lenders, Cerberus Business Finance LLC, Kellwood Company, the Domestic Subsidiaries and the other Obligors (incorporated by reference to Exhibit 10.36 to Vince Holding Corp.’s Registration Statement on Form S-1 (File No. 333-191336) filed with the Securities Exchange Commission on September 24, 2013)

Exhibit Number	Exhibit Description

10.36	Amendment No. 5 to Credit Agreement, entered into as of May 3, 2013, by and among the Lenders, Cerberus Business Finance LLC, Kellwood Company, the Domestic Subsidiaries and the other Obligors (incorporated by reference to Exhibit 10.37 to Vince Holding Corp.’s Registration Statement on Form S-1 (File No. 333-191336) filed with the Securities Exchange Commission on September 24, 2013)

10.37	Credit Agreement, dated as of November 27, 2013, by and among Vince, LLC, Vince Intermediate Holding, LLC, Bank of America, N.A., as Administrative Agent, J.P. Morgan Securities LLC, as Syndication Agent, Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, as Joint Lead Arrangers and Joint Bookrunners, and Cantor Fitzgerald Securities, as Documentation Agent (incorporated by reference to Exhibit 10.5 to Vince Holding Corp.’s Current Report on Form 8-K filed with the Securities Exchange Commission on November 27, 2013)

10.38	Credit Agreement, dated as of November 27, 2013, by and among Vince, LLC, the guarantors party thereto, Bank of America, N.A., as Agent, the other lenders party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Sole Lead Arranger and Sole Book Runner (incorporated by reference to Exhibit 10.4 to Vince Holding Corp.’s Current Report on Form 8-K filed with the Securities Exchange Commission on November 27, 2013)

10.39	Indenture Agreement, dated as of July 23, 2009, by and among Kellwood Company, the Guarantors named therein and Wells Fargo Bank National Association (incorporated by reference to Exhibit 10.40 to Vince Holding Corp.’s Registration Statement on Form S-1 (File No. 333-191336) filed with the Securities Exchange Commission on September 24, 2013)

10.40	Indenture Agreement, dated as of September 30, 1997, by and between Kellwood Company and The Chase Manhattan Bank (incorporated by reference to Exhibit 10.41 to Vince Holding Corp.’s Registration Statement on Form S-1 (File No. 333-191336) filed with the Securities Exchange Commission on September 24, 2013)

10.41	Indenture Agreement, dated as of June 22, 2004, by and between Kellwood Company and Union Bank of California, N.A. (incorporated by reference to Exhibit 10.42 to Vince Holding Corp.’s Registration Statement on Form S-1 (File No. 333-191336) filed with the Securities Exchange Commission on September 24, 2013)

10.42	Joinder Agreement, dated as of September 18, 2012, by and between Vince, LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.43 to Vince Holding Corp.’s Registration Statement on Form S-1 (File No. 333-191336) filed with the Securities Exchange Commission on September 24, 2013)

10.43	Fourth Supplemental Indenture, dated as of September 18, 2012, among Vince, LLC, Kellwood Company, the other Guarantors and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.44 to Vince Holding Corp.’s Registration Statement on Form S-1 (File No. 333-191336) filed with the Securities Exchange Commission on September 24, 2013)

10.44	Joinder to Term Loan Agreement, dated as of September 1, 2012, by Vince, LLC (incorporated by reference to Exhibit 10.45 to Vince Holding Corp.’s Registration Statement on Form S-1 (File No. 333-191336) filed with the Securities Exchange Commission on September 24, 2013)

10.45	Joinder to Second Amended and Restated Term Loan A Agreement, dated as of September 1, 2012, by Vince, LLC (incorporated by reference to Exhibit 10.46 to Vince Holding Corp.’s Registration Statement on Form S-1 (File No. 333-191336) filed with the Securities Exchange Commission on September 24, 2013)

10.46	Joinder to Fourth Amended and Restated Term Loan Agreement, dated as of September 1, 2012, by Vince, LLC (incorporated by reference to Exhibit 10.47 to Vince Holding Corp.’s Registration Statement on Form S-1 (File No. 333-191336) filed with the Securities Exchange Commission on September 24, 2013)

Exhibit Number	Exhibit Description

10.47†	Employment Agreement, dated as of May 4, 2012, between Jill Granoff and Kellwood Company (incorporated by reference to Exhibit 10.48 to Vince Holding Corp.’s Registration Statement on Form S-1 (File No. 333-191336) filed with the Securities Exchange Commission on September 24, 2013)

10.48†	Amendment to Employment Agreement, dated as of December 30, 2012, between Jill Granoff and Kellwood Company (incorporated by reference to Exhibit 10.49 to Vince Holding Corp.’s Registration Statement on Form S-1 (File No. 333-191336) filed with the Securities Exchange Commission on September 24, 2013)

10.49†	Amendment No. 2 to Employment Agreement, dated as of September 24, 2013, between Jill Granoff and Kellwood Company (incorporated by reference to Exhibit 10.50 to Vince Holding Corp.’s Registration Statement on Form S-1 (File No. 333-191336) filed with the Securities Exchange Commission on September 24, 2013)

10.50†	Debt Recovery Bonus Side Letter Agreement, dated June 11, 2013, between Jill Granoff and Kellwood Company (incorporated by reference to Exhibit 10.51 to Vince Holding Corp.’s Registration Statement on Form S-1 (File No. 333-191336) filed with the Securities Exchange Commission on September 24, 2013)

10.51†(a)	Employment Agreement, dated March 2013, between Karin Gregersen and Vince, LLC

10.52†(a)	Employment Agreement, dated April 5 2013, between Michele Sizemore and Vince, LLC

10.53†(a)	Employment Agreement, dated September 25, 2013, between Jay Dubiner and Vince, LLC

10.54†(a)	Employment Agreement, dated August 8, 2013, between Deena Gianoncelli and Kellwood Company

10.55†(a)	Assignment and Assumption Agreement, dated as of November 27, 2013, by and among Kellwood Company, LLC, Apparel Holding Corp. and Jill Granoff

10.56†	Employment Offer Letter, dated as of November 2, 2012, between Lisa Klinger and Kellwood Company (incorporated by reference to Exhibit 10.52 to Vince Holding Corp.’s Registration Statement on Form S-1 (File No. 333-191336) filed with the Securities Exchange Commission on September 24, 2013)

10.57†(a)	Assignment and Assumption Agreement, dated as of November 27, 2013, by and between Kellwood Company, LLC and Apparel Holding Corp.

10.58†	2010 Stock Option Plan of Kellwood Company (incorporated by reference to Exhibit 10.56 to Vince Holding Corp.’s Registration Statement on Form S-1 (File No. 333-191336) filed with the Securities Exchange Commission on September 24, 2013)

10.59†	Form of 2010 Stock Option Plan grant agreement for executive officers (incorporated by reference to Exhibit 10.57 to Vince Holding Corp.’s Registration Statement on Form S-1 (File No. 333-191336) filed with the Securities Exchange Commission on September 24, 2013)

10.60†	2010 Stock Plan of Kellwood Company Grant Agreement, dated as of May 4, 2012, by and between Kellwood Company and Jill Granoff (incorporated by reference to Exhibit 10.43 to Vince Holding Corp.’s Registration Statement on Form S-1 (File No. 333-191336) filed with the Securities Exchange Commission on September 24, 2013)

10.61†	Amendment to Grant Agreement, between Kellwood Company and Jill Granoff (incorporated by reference to Exhibit 10.59 to Vince Holding Corp.’s Registration Statement on Form S-1 (File No. 333-191336) filed with the Securities Exchange Commission on September 24, 2013)

Exhibit Number	Exhibit Description

10.62†	First Amendment to Grant Agreement, dated December 30, 2012, between Kellwood Company and Jill Granoff (incorporated by reference to Exhibit 10.60 to Vince Holding Corp.’s Registration Statement on Form S-1 (File No. 333-191336) filed with the Securities Exchange Commission on September 24, 2013)

10.63†	Second Amendment to Grant Agreement, dated November 26, 2013, between Kellwood Company and Jill Granoff (incorporated by reference to Exhibit 10.12 to Vince Holding Corp.’s Current Report on Form 8-K filed with the Securities Exchange Commission on November 27, 2013)

10.64†	2010 Stock Plan of Kellwood Company Grant Agreement, dated as of December 10, 2012, by and between Kellwood Company and Lisa Klinger (incorporated by reference to Exhibit 10.61 to Vince Holding Corp.’s Registration Statement on Form S-1 (File No. 333-191336) filed with the Securities Exchange Commission on September 24, 2013)

10.65†	First Amendment to Grant Agreement, dated November 26, 2013, between Kellwood Company and Lisa Klinger (incorporated by reference to Exhibit 10.13 to Vince Holding Corp.’s Current Report on Form 8-K filed with the Securities Exchange Commission on November 27, 2013)

10.66†	Form of Indemnification Agreement (for directors and officers affiliated with Sun Capital Partners) (incorporated by reference to Exhibit 10.6 to Vince Holding Corp.’s Current Report on Form 8-K filed on November 27, 2013)

10.67†	Form of Indemnification Agreement (for directors and officers not affiliated with Sun Capital Partners) (incorporated by reference to Exhibit 10.7 to Vince Holding Corp.’s Current Report on Form 8-K filed on November 27, 2013)

10.68†	Vince Holding Corp. 2013 Incentive Plan (incorporated by reference to Exhibit 10.66 to the Company’s Registration Statement on Form S-1 (File No. (333-191336) filed with the Securities Exchange Commission on November 12, 2013)

10.69†	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.15 to Vince Holding Corp.’s Current Report on Form 8-K filed on November 27, 2013)

10.70†	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.16 to Vince Holding Corp.’s Current Report on Form 8-K filed on November 27, 2013)

10.71†	Form of Vince Holding Corp. 2013 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.67 to the Company’s Registration Statement on Form S-1 (File No. (333-191336) filed with the Securities Exchange Commission on November 12, 2013)

21.1(a)	List of subsidiaries of Vince Holding Corp.

23.1(a)	Consent of PricewaterhouseCoopers LLP

31.1(a)	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2(a)	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1(a)	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2(a)	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101(a)	Financial Statements in XBRL Format

†	Indicates exhibits that constitute management contracts or compensatory plans or arrangements
(a)	Furnished with this annual report on Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VINCE HOLDING CORP.

By:	/s/ Jill Granoff
Name: Jill Granoff
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates listed.

Signature	Title	Date

/s/ Jill Granoff Jill Granoff	Chief Executive Officer (principal executive officer) and Director	April 4, 2014

/s/ Lisa Klinger Lisa Klinger	Chief Financial Officer and Treasurer (principal financial and accounting officer)	April 4, 2014

/s/ Christopher T. Metz Christopher T. Metz	Director and Chairman	April 4, 2014

/s/ Robert A. Bowman Robert A. Bowman	Director	April 4, 2014

/s/ Mark E. Brody Mark E. Brody	Director	April 4, 2014

/s/ Jerome Griffith Jerome Griffith	Director	April 4, 2014

/s/ Jason H. Neimark Jason H. Neimark	Director	April 4, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Vince Holding Corp.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows present fairly, in all material respects, the financial position of Vince Holding Corp. and its subsidiaries at February 1, 2014 and February 2, 2013, and the results of their operations and their cash flows for each of the three years in the period ended February 1, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

St. Louis, Missouri

April 4, 2014

VINCE HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	February 1, 2014	February 2, 2013
Assets
Current assets:
Cash and cash equivalents	$21,484	$317
Trade receivables, net	40,198	33,933
Inventories, net	33,956	18,887
Prepaid expenses and other current assets	8,093	5,298
Current assets of discontinued operations	—	141,357

Total current assets	103,731	199,792
Property, plant and equipment:
Building and improvements	15,355	9,373
Machinery and equipment	2,439	1,449
Capitalized software	630	51
Construction in process	1,200	219

Total property, plant and equipment	19,624	11,092
Less accumulated depreciation and amortization	(6,009)	(4,104)

Property, plant and equipment, net	13,615	6,988
Intangible assets, net	110,243	110,842
Goodwill	63,746	63,746
Deferred income taxes and other assets	123,007	1,281
Long-term assets of discontinued operations	—	59,475

Total assets	$414,342	$442,124

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	23,847	18,478
Accrued salaries and employee benefits	5,425	11,151
Other accrued expenses	9,061	1,276
Current liabilities of discontinued operations	—	159,141

Total current liabilities	38,333	190,046
Long-term debt	170,000	391,434
Deferred income taxes and other	3,443	14,556
Other liabilities	169,015	—
Long-term liabilities of discontinued operations	—	407,353
Commitments and contingencies (Note 13)
Stockholders’ equity (deficit):
Common Stock at $0.01 par value (100,000,000 shares authorized, 36,723,727 and 26,211,130 issued and outstanding, respectively)	367	262
Additional paid in capital	1,008,549	386,419
Accumulated deficit	(975,300)	(947,880)
Accumulated other comprehensive loss	(65)	(66)

Total stockholders’ equity (deficit)	33,551	(561,265)

Total liabilities and stockholders’ equity (deficit)	$414,342	$442,124

See accompanying notes to Consolidated Financial Statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data and share amounts)

	Fiscal Year
	2013	2012	2011
Net sales	$288,170	$240,352	$175,255
Cost of products sold	155,154	132,156	89,545

Gross profit	133,016	108,196	85,710
Selling, general and administrative expenses	83,663	67,260	42,793

Income from operations	49,353	40,936	42,917
Interest expense, net	18,011	68,684	81,364
Other expense, net	679	769	478

Income (loss) before provision for income taxes	30,663	(28,517)	(38,925)
Provision for income taxes	7,268	1,178	2,997

Net income (loss) from continuing operations	23,395	(29,695)	(41,922)
Net loss from discontinued operations, net of tax	(50,815)	(78,014)	(105,944)

Net loss	$(27,420)	$(107,709)	$(147,866)

Net income (loss) per share—basic:
Net income (loss) from continuing operations	$0.83	$(1.13)	$(1.60)
Net loss from discontinued operations	(1.81)	(2.98)	(4.04)

Net loss	$(0.98)	$(4.11)	$(5.64)

Net income (loss) per share—diluted:
Net income (loss) from continuing operations	$0.83	$(1.13)	$(1.60)
Net loss from discontinued operations	(1.81)	(2.98)	(4.04)

Net loss	$(0.98)	$(4.11)	$(5.64)

Weighted average shares outstanding:
Basic	28,119,794	26,211,130	26,211,130
Diluted	28,272,925	26,211,130	26,211,130

See accompanying notes to Consolidated Financial Statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Fiscal Year
	2013	2012	2011
Net loss	$(27,420)	$(107,709)	$(147,866)
Foreign currency translation adjustment	1	(3)	(1)

Comprehensive loss	$(27,419)	$(107,712)	$(147,867)

See accompanying notes to Consolidated Financial Statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

	Common Stock
	Number of Shares Outstanding	Par Value	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
Balance as of January 29, 2011	26,211,130	$262	$96,886	$(692,305)	$(62)	$(595,219)
Comprehensive loss:
Net loss	—	—	—	(147,866)	—	(147,866)
Foreign currency translation adjustment	—	—	—	—	(1)	(1)
Share-based compensation expense	—	—	65	—	—	65

Balance as of January 28, 2012	26,211,130	262	96,951	(840,171)	(63)	(743,021)
Comprehensive loss:
Net loss	—	—	—	(107,709)	—	(107,709)
Foreign currency translation adjustment	—	—	—	—	(3)	(3)
Share-based compensation expense	—	—	367	—	—	367
Capital contribution from stockholder	—	—	289,101	—	—	289,101

Balance as of February 2, 2013	26,211,130	262	386,419	(947,880)	(66)	(561,265)
Comprehensive loss:
Net loss	—	—	—	(27,420)	—	(27,420)
Foreign currency translation adjustment	—	—	—	—	1	1
Issuance of 10,000,000 shares of common stock, net of certain costs incurred	10,000,000	100	185,900	—	—	186,000
Share-based compensation expense	—	—	898	—	—	898
Exercise and settlement of stock options	512,597	5	37	—	—	42
Capital contribution from stockholder	—	—	407,527	—	—	407,527
Recognition of certain deferred tax assets, net	—	—	127,833	—	—	127,833
Recognition of tax receivable agreement obligation	—	—	(173,146)	—	—	(173,146)
Separation of non-Vince businesses and settlement of Kellwood Note Receivable	—	—	73,081	—	—	73,081

Balance as of February 1, 2014	36,723,727	$367	$1,008,549	$(975,300)	$(65)	$33,551

See accompanying notes to Consolidated Financial Statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year
	2013	2012	2011
Operating activities
Net loss	$(27,420)	$(107,709)	$(147,866)
Loss from discontinued operations	(50,815)	(78,014)	(105,944)
Add (deduct) items not affecting operating cash flows:
Depreciation	2,186	1,411	1,102
Amortization of intangible assets	599	598	599
Amortization of deferred financing costs	178	—	—
Deferred income taxes	7,225	1,147	2,979
Share-based compensation expense	347	—	—
Capitalized PIK Interest	15,883	68,684	81,363
Loss on disposal of property, plant and equipment	262	—	8
Changes in assets and liabilities:
Receivables, net	(6,265)	(7,459)	(12,174)
Inventories, net	(15,069)	(8,360)	(2,592)
Prepaid expenses and other current assets	1,681	(2,455)	(490)
Accounts payable and accrued expenses	3,235	17,208	2,937
Other assets and liabilities	309	295	291

Net cash provided by operating activities—continuing operations	33,966	41,374	32,101
Net cash used in operating activities—discontinued operations	(54,667)	(67,408)	(70,355)

Net cash used in operating activities	(20,701)	(26,034)	(38,254)

Investing activities
Payments for capital expenditures	(10,073)	(1,821)	(1,450)
Payments for contingent purchase price	—	(806)	(58,465)

Net cash used in investing activities—continuing operations	(10,073)	(2,627)	(59,915)
Net cash (used in)/provided by investing activities—discontinued operations	(5,936)	20,088	(9,637)

Net cash (used in)/provided by investing activities	(16,009)	17,461	(69,552)

Financing activities
Proceeds from borrowings under the Term Loan Facility	175,000	—	—
Payment for Term Loan Facility	(5,000)	—	—
Payment for Kellwood Note Receivable	(341,500)	—	—
Fees paid for Term Loan Facility and Revolving Credit Facility	(5,146)	—	—
Proceeds from common stock issuance, net of certain transaction costs	186,000	—	—
Stock option exercises	42	—	—

Net cash provided by financing activities—continuing operations	9,396	—	—
Net cash provided by financing activities—discontinued operations	46,917	8,615	104,451

Net cash provided by financing activities	56,313	8,615	104,451

Increase (decrease) cash and cash equivalents	19,603	42	(3,355)
Cash and cash equivalents, beginning of period	1,881	1,839	5,194

Cash and cash equivalents, end of period	21,484	1,881	1,839
Less cash and cash equivalents of discontinued operations, end of period	—	(1,564)	(1,403)

Cash and cash equivalents of continuing operations, end of period	$21,484	$317	$436

Supplemental Disclosures of Cash Flow Information, continuing operations
Cash payments for interest	$1,018	$—	$—
Cash payments for income taxes, net of refunds	31	18	15
Supplemental Disclosures of Cash Flow Information, discontinued operations
Cash payments for interest	20,644	30,454	23,665
Cash payments for income taxes, net of refunds	566	882	1,030
Supplemental Disclosures of Non-Cash Investing and Financing Activities, continuing operations
Capital expenditures in accounts payable	222	160	27
Accrued purchase consideration for acquisitions	—	—	806
Forgiveness of principal and capitalized accrued interest on related-party debt	(407,527)	(289,101)	—
Capital contribution from stockholder	407,527	289,101	—
Supplemental Disclosures of Non-Cash Investing and Financing Activities, discontinued operations
Accrued adjustment to sale proceeds from disposed business	—	221	—

See accompanying notes to Consolidated Financial Statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data and share amounts)

Note 1. Description of Business and Summary of Significant Accounting Policies

On November 27, 2013, Vince Holding Corp. (“VHC”), previously known as Apparel Holding Corp., closed an initial public offering of its common stock and completed a series of restructuring transactions through which (i) Kellwood Holding, LLC acquired the non-Vince businesses, which include Kellwood Company, LLC, from the Company and (ii) the Company continues to own and operate the Vince business, which includes Vince, LLC.

The historical financial information presented herein as of February 1, 2014 includes only the Vince businesses and all historical financial information prior to November 27, 2013 includes the Vince business as continuing operations and the non-Vince businesses as a component of discontinued operations.

(A) Description of Business: Vince is a prominent, high-growth contemporary fashion brand known for modern, effortless style and everyday luxury essentials. We reach our customers through a variety of channels, specifically through premier wholesale department stores and specialty stores in the United States (“U.S.”) and select international markets, as well as through our branded retail locations and our website. We design our products in the U.S. and source the vast majority of our products from contract manufacturers outside the U.S., primarily in Asia and South America. Products are manufactured to meet our product specifications and labor standards.

(B) Basis of Presentation: The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

The consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The amounts and disclosures included in the notes to the consolidated financial statements, unless otherwise indicated, are presented on a continuing operations basis. In the opinion of management, the financial statements contain all adjustments (consisting solely of normal recurring adjustments) and disclosures necessary to make the information presented therein not misleading. As used in this report, unless the context requires otherwise, “our,” “us” and “we” refer to VHC and its consolidated subsidiaries.

(C) Fiscal Year: VHC operates on a fiscal calendar widely used by the retail industry that results in a given fiscal year consisting of a 52 or 53-week period ending on the Saturday closest to January 31 of the following year.

•	References to “fiscal year 2013” or “fiscal 2013” refer to the fiscal year ended February 1, 2014;

•	References to “fiscal year 2012” or “fiscal 2012” refer to the fiscal year ended February 2, 2013;

•	References to “fiscal year 2011” or “fiscal 2011” refer to the fiscal year ended January 28, 2012.

Fiscal years 2013 and 2011 consisted of a 52-week period and fiscal year 2012 consisted of a 53-week period.

(D) Use of Estimates: The preparation of consolidated financial statements in conformity with GAAP requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements which affect revenues and expenses during the period reported. Estimates are adjusted when necessary to reflect actual experience. Significant estimates and assumptions may affect many items in the financial statements. Actual results could differ from estimates and assumptions in amounts that may be material to the consolidated financial statements.

Significant estimates inherent in the preparation of the consolidated financial statements include accounts receivable allowances, customer returns, the realizability of inventory, reserves for contingencies, useful lives and impairments of long-lived tangible and intangible assets, accounting for income taxes and related uncertain tax positions and valuation of share-based compensation, among others.

(E) Cash and cash equivalents: All demand deposits and highly liquid short-term deposits with original maturities of three months or less maintained under cash management activities are considered cash equivalents. The effect of foreign currency exchange rate fluctuations on cash and cash equivalents was not significant for fiscal 2013, fiscal 2012, or fiscal 2011.

(F) Accounts Receivable and Concentration of Credit Risk: We maintain an allowance for accounts receivable estimated to be uncollectible. The activity in this allowance for continuing operations is summarized as follows (in thousands).

	2013	2012	2011
Balance, beginning of year	$279	$450	$244
Provisions for bad debt expense	249	314	319
Bad debts written off	(175)	(485)	(113)

Balance, end of year	$353	$279	$450

The provision for bad debts is included in selling, general and administrative expense. Substantially all of our trade receivables are derived from sales to retailers and are recorded at the invoiced amount and do not bear interest. We perform ongoing credit evaluations of our wholesale partners’ financial condition and require collateral as deemed necessary. Account balances are charged off against the allowance when we believe the receivable will not be collected.

Accounts receivable are recorded net of allowances for expected future chargebacks and margin support from wholesale partners. It is the nature of the apparel and fashion industry that suppliers like us face significant pressure from customers in the retail industry to provide allowances to compensate for wholesale partner margin shortfalls. This pressure often takes the form of customers requiring us to provide price concessions on prior shipments as a prerequisite for obtaining future orders. Pressure for these concessions is largely determined by overall retail sales performance and, more specifically, the performance of our products at retail. To the extent our wholesale partners have more of our goods on hand at the end of the season, there will be greater pressure for us to grant markdown concessions on prior shipments. Our accounts receivable balances are reported net of expected allowances for these matters based on the historical level of concessions required and our estimates of the level of markdowns and allowances that will be required in the coming season in order to collect the receivables. We evaluate the allowance balances on a continual basis and adjust them as necessary to reflect changes in anticipated allowance activity. We also provide an allowance for sales returns based on historical return rates.

In fiscal 2013, sales to three wholesale partners each accounted for more than ten percent of our net sales from continuing operations. These sales represented 19.8%, 12.8% and 12.8% of fiscal 2013 net sales. In fiscal 2012, sales to three wholesale partners each accounted for more than ten percent of our net sales from continuing operations. These sales represented 21.4%, 15.5% and 14.3% of fiscal 2012 net sales. In fiscal 2011, sales to three wholesale partners each accounted for more than ten percent of our net sales from continuing operations. These sales represented 15.1%, 14.9% and 13.9% of fiscal 2011 net sales.

In fiscal 2013 accounts receivable from three wholesale partners accounted for more than ten percent of our gross accounts receivable in continuing operations. These receivables represented 25.7%, 24.8% and 13.4% of fiscal 2013 gross accounts receivable. In fiscal 2012, accounts receivable from three wholesale partners accounted for more than ten percent of our gross accounts receivable in continuing operations. These receivables represented 21.4%, 13.5% and 13.5% of fiscal 2012 gross accounts receivable.

(G) Inventories: Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out basis. The cost of inventory includes manufacturing or purchase cost as well as sourcing, transportation, duty and other processing costs associated with acquiring, importing and preparing inventory for sale. Inventory costs are included in cost of products sold at the time of their sale. Product development costs are expensed in selling, general and administrative expense when incurred. Inventory values are reduced to net realizable value when there are factors indicating that certain inventories will not be sold on terms sufficient to recover their cost.

Inventories of continuing operations consist of the following (in thousands).

	February 1, 2014	February 2, 2013
Finished goods	$32,946	$18,443
Work in process	98	229
Raw materials	912	215

Total inventories	$33,956	$18,887

Net of reserves of:	$3,929	$1,247

(H) Property, Plant and Equipment: Property, plant and equipment are stated at cost. Depreciation is computed on the straight-line method over estimated useful lives of 3 to 10 years for furniture, fixtures, and computer equipment. Leasehold improvements are amortized on the straight-line basis over the shorter of their estimated useful lives or the remaining lease term, excluding renewal terms. Capitalized software is amortized on the straight-line basis over the estimated economic useful life of the software, generally three to five years. Depreciation expense related to continuing operations was $2,186, $1,411 and $1,102 for fiscal 2013, 2012 and 2011, respectively.

(I) Impairment of Long-lived Assets: We review long-lived assets with a finite life for existence of facts and circumstances which indicate that the useful life is shorter than previously estimated or the carrying amount may not be recoverable from future operations based on undiscounted expected future cash flows. Impairment losses are then recognized in operating results to the extent discounted expected future cash flows are less than the carrying value of the asset. There were no impairment charges for continuing operations related to long-lived assets recorded in fiscal 2013, fiscal 2012 or fiscal 2011.

(J) Goodwill and Other Intangible Assets: Goodwill and other indefinite-lived intangible assets are tested for impairment at least annually and in an interim period if a triggering event occurs. We completed our annual impairment testing on our goodwill and indefinite-lived intangible assets during the fourth quarters of fiscal 2013, fiscal 2012 and fiscal 2011.

Goodwill represents the excess of the cost of acquired businesses over the fair market value of the identifiable net assets. Indefinite-lived intangible assets are primarily company-owned trademarks. As the acquisition by Kellwood Company of the net assets of Vince occurred prior to the current requirements of ASC Topic 805 Business Combinations, the additional purchase consideration paid to the former owners of Vince subsequent to the acquisition date was recorded as an addition to the purchase price, and therefore goodwill, once determined.

In September 2011, the Financial Accounting Standards Board (“FASB”) issued an amendment to the Intangibles-Goodwill and Other topic of Accounting Standards Codification (“ASC”). Under this amendment, an entity may elect to perform a qualitative impairment assessment for goodwill. If adverse qualitative trends are identified during the qualitative assessment that indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a quantitative impairment test is required. “Step one” of this quantitative impairment test requires that the fair value of the reporting unit be estimated and compared to its carrying amount. If the carrying amount exceeds the estimated fair value of the asset, “step two” of the impairment test is performed to calculate the impairment loss. An impairment loss is recognized to the extent the carrying amount of the reporting unit exceeds the implied fair value.

An entity may pass on performing the qualitative assessment for a reporting unit and directly perform “step one” of the assessment. This determination can be made on an asset by asset basis, and an entity may resume performing a qualitative assessment in subsequent periods. This amendment is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We adopted this amendment during fiscal year 2012.

In fiscal 2013 and fiscal 2012, we performed a qualitative assessment on the goodwill and determined that it was not more likely than not that the carrying value of the reporting unit was greater than the fair value. In fiscal 2011, we performed “step one” of the impairment test for goodwill rather than electing early adoption of the guidance noted above due to the additional capitalized contingent purchase price. We estimated the fair value of the reporting unit based on an income approach, which uses discounted cash flow assumptions. The implied fair value of the reporting unit exceeded the book value. As such, we were not required to perform “step two” of the impairment test.

In July 2012, the FASB issued Accounting Standards Update No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite Lived Assets for Impairment (“ASU 2012-02”). Under this amendment, an entity may elect to perform a qualitative impairment assessment for indefinite-lived intangible assets similar to the goodwill impairment testing guidance discussed above.

An entity may pass on performing the qualitative assessment for an indefinite-lived intangible asset and directly perform “step one” of the assessment. This determination can be made on an asset by asset basis, and an entity may resume performing a qualitative assessment in subsequent periods. The amendment is effective for annual and interim impairment tests for indefinite-lived intangible assets performed for fiscal years beginning after September 15, 2012. We early adopted this amendment during fiscal 2012.

In fiscal 2013 and fiscal 2012, we elected to perform a qualitative assessment on indefinite-lived intangible assets and determined that it was not more likely than not that the carrying value of the assets exceeded the fair value. In fiscal 2011, we performed “step one” of the impairment test for indefinite-lived intangible assets. We estimated the fair value of the indefinite-lived assets primarily based on a relief from royalty model, which uses revenue projections, royalty rates and discount rates to estimate fair value. The implied fair value of the assets exceeded the book value, as such we were not required to perform “step two” of the impairment test.

Determining the fair value of goodwill and other intangible assets is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates and operating margins, discount rates and future market conditions, among others. It is possible that estimates of future operating results could change adversely and impact the evaluation of the recoverability of the carrying value of goodwill and intangible assets and that the effect of such changes could be material.

Definite-lived intangible assets are comprised of customer relationships and are being amortized on a straight-line basis over their useful lives of 20 years.

See Note 4 for more information on the details surrounding goodwill and intangible assets.

(K) Deferred Financing Costs: Deferred financing costs, such as underwriting, financial advisory, professional fees, and other similar fees are capitalized and recognized in interest expense over the contractual life of the related debt instrument using the straight-line method, as this method results in recognition of interest expense that is materially consistent with that of the effective interest method.

(L) Deferred Rent and Deferred Lease Incentives: We lease various office spaces, showrooms and retail stores. Many of these operating leases contain predetermined fixed escalations of the minimum rentals during the original term of the lease. For these leases, we recognize the related rental expense on a straight-line basis over the life of the lease and record the difference between the amount charged to operations and amounts paid as deferred rent. Certain of our retail store leases contain provisions for contingent rent, typically a percentage of retail sales once a predetermined threshold has been met. These amounts are expensed as incurred. Additionally, we received lease incentives in certain leases. These allowances have been deferred and are amortized on a straight-line basis over the life of the lease as a reduction of rent expense.

(M) Revenue Recognition: Sales are recognized when goods are shipped in accordance with customer orders for our wholesale business and e-commerce businesses, and at the time of sale to consumer for our retail business. The estimated amounts of sales discounts, returns and allowances are accounted for as reductions of sales when the associated sale occurs. These estimated amounts are adjusted periodically based on changes in facts and circumstances when the changes become known to us. Accrued discounts, returns and allowances are included as an offset to accounts receivable in the Consolidated Balance Sheets for our wholesale business. The activity in the accrued discounts, returns and allowances account for continuing operations is summarized as follows (in thousands).

	2013	2012	2011
Balance, beginning of year	$7,179	$4,347	$2,540
Provision	39,171	29,400	17,916
Utilization	(37,085)	(26,568)	(16,109)

Balance, end of year	$9,265	$7,179	$4,347

For our wholesale business, amounts billed to customers for shipping and handling costs are not significant. Our stated terms are FOB shipping point. There is no stated obligation to customers after shipment, other than specifically set forth allowances or discounts that are accrued at the time of sale. The rights of inspection or acceptance contained in certain sales agreements are limited to whether the goods received by our wholesale partners are in conformance with the order specifications.

(N) Marketing and Advertising: We provide cooperative advertising allowances to certain of our customers. These allowances are accounted for as reductions in sales as discussed in “Revenue Recognition” above. Production expense related to company-directed advertising is deferred until the first time at which the advertisement runs. Communication expense related to company-directed advertising is expensed as incurred. Marketing and advertising expense recorded in selling, general and administrative expenses for continuing operations was $4,858, $2,591, and $3,609 in fiscal 2013, 2012 and 2011, respectively. There were not significant amounts of deferred production expenses associated with company-directed advertising at February 1, 2014 or February 2, 2013.

(O) Income Taxes: We account for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities at enacted rates. We determine the appropriateness of valuation allowances in accordance with the “more likely than not” recognition criteria. We recognize tax positions in the Consolidated Balance Sheets as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with tax authorities assuming full knowledge of the position and all relevant facts. Accrued interest and penalties related to unrecognized tax benefits are included in income taxes in the Consolidated Statements of Operations.

(P) Earnings Per Share: Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares outstanding during the period. Diluted net income (loss) per share is calculated similarly, but includes potential dilution from the exercise of stock options for which future service is required as a condition to deliver the underlying stock.

(Q) New Accounting Standards:

Proposed Amendments to Current Accounting Standards

The FASB is currently working on amendments to existing accounting standards governing a number of areas including, but not limited to, accounting for leases. In May 2013, the FASB issued a new exposure draft, “Leases” (the “Exposure Draft”), which would replace the existing guidance in ASC topic 840, “Leases”. Under the Exposure Draft, among other changes in practice, a lessee’s rights and obligations under most leases, including existing and new arrangements, would be recognized as assets and liabilities, respectively, on the balance sheet. Other significant provisions of the Exposure Draft include (i) defining the “lease term” to include the noncancellable period together with the periods for which there is a significant economic incentive for the lessee to extend or not terminate the lease; (ii) requiring that the initial lease liability to be recorded on the balance sheet contemplates only those variable lease payments that depend on an index or that are in substance “fixed”, and (iii) a dual approach for determining whether lease expense is recognized on a straight-line or accelerated basis, depending on whether the lessee is expected to consume more than an insignificant portion of the leased asset’s economic benefits. The comment period for the Exposure Draft ended on September 13, 2013. The FASB is considering the feedback received and plans to redeliberate all significant issues to determine next steps. If and when effective, this proposed standard will likely have a significant impact on the Company’s consolidated financial statements as we continue to expand our direct-to-consumer segment and open new stores. However, as the standard-setting process is still ongoing, the Company is unable at this time to determine the impact this proposed change in accounting would have on its consolidated financial statements.

Note 2. The IPO and Restructuring Transactions

Initial Public Offering

On November 27, 2013, VHC completed an initial public offering of 10,000,000 shares of VHC common stock at a public offering price of $20.00 per share. The selling stockholders in the offering sold an additional 1,500,000 shares of VHC common stock to the underwriters in the initial public offering. Shares of the Company’s common stock are listed on the New York Stock Exchange under the ticker symbol “VNCE”. VHC received net proceeds of $177,000, after deducting underwriting discounts, commissions and estimated offering expenses from its sale of shares in the initial public offering. The Company retained approximately $5,000 of such proceeds for general corporate purposes and used the remaining net proceeds, together with net borrowings under the Term Loan Facility to repay a promissory note (“the Kellwood Note Receivable”) issued to Kellwood Company, LLC in connection with the Restructuring Transactions which occurred immediately prior to the consummation of the IPO. Proceeds from the repayment of the Kellwood Note Receivable were used to repay or discharge certain existing debt of Kellwood Company.

In connection with the IPO noted above and the Restructuring Transactions described below, we separated the Vince and non-Vince businesses on November 27, 2013. Any and all debt obligations outstanding at the time of the transactions either remain with Kellwood Intermediate Holding, LLC and its subsidiaries (i.e. the non-Vince businesses) and/or were discharged, repurchased or refinanced. See information below for a summary of the Company’s Revolving Credit Facility and Term Loan Facility.

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

Restructuring Transactions

The following transactions were consummated as part of the Restructuring Transactions:

•	Affiliates of Sun Capital contributed certain indebtedness under the Sun Term Loan Agreements as a capital contribution to Vince Holding Corp., (the “Additional Sun Capital Contribution”);

•	Vince Holding Corp. contributed such indebtedness to Kellwood Company as a capital contribution, at which time such indebtedness was cancelled;

•	Vince Intermediate Holding, LLC was formed and became a direct subsidiary of Vince Holding Corp.;

•	Kellwood Company, LLC (which was converted from Kellwood Company in connection with the Restructuring Transactions) was contributed to Vince Intermediate Holding, LLC;

•	Vince Holding Corp. and Vince Intermediate Holding, LLC entered into the Transfer Agreement with Kellwood Company, LLC;

•	Kellwood Company, LLC distributed 100% of Vince, LLC’s membership interests to Vince Intermediate Holding, LLC, who issued the Kellwood Note Receivable to Kellwood Company, LLC. Proceeds from the repayment of the Kellwood Note Receivable were used to, among other things, repay, discharge or repurchase indebtedness of Kellwood Company, LLC;

•	Kellwood Holding, LLC was formed by Vince Intermediate Holding, LLC and Vince Intermediate Holding, LLC, through a series of steps, contributed 100% of the membership interests of Kellwood Company, LLC to Kellwood Intermediate Holding, LLC (which was formed as a wholly-owned subsidiary of Kellwood Holding, LLC);

•	100% of the membership interests of Kellwood Holding, LLC was distributed to the Pre-IPO Stockholders;

•	Revolving Credit Facility—Vince, LLC entered into a new senior secured revolving credit facility. Bank of America, N.A. (“BofA”) serves as administrative agent under this new facility. This revolving credit facility provides for a revolving line of credit of up to $50,000;

•	Term Loan Facility—Vince, LLC and Vince Intermediate Holding, LLC entered into a new $175,000 senior secured term loan credit facility with the lenders party thereto, BofA, as administrative agent, J.P. Morgan Chase Bank and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers;

•	Shared Services Agreement—Vince, LLC entered into the Shared Services Agreement with Kellwood Company, LLC pursuant to which Kellwood Company, LLC provides support services to Vince, LLC in various operational areas including, among other things, distribution, logistics, information technology, accounts payable, credit and collections, and payroll and benefits;

•	Tax Receivable Agreement—The Company entered into the Tax Receivable Agreement with its stockholders immediately prior to the consummation of the Restructuring Transactions (the “Pre-IPO Stockholders”). The Tax Receivable Agreement provides for payments to the Pre-IPO Stockholders in an amount equal to 85% of the aggregate reduction in taxes payable realized by the Company and its subsidiaries from the utilization of certain tax benefits (including net operating losses and tax credits generated prior to the IPO and certain section 197 intangible deductions); and

•	the conversion of all of our issued and outstanding non-voting common stock into common stock on a one-for-one basis and the subsequent stock split of our common stock on a 28.5177 for one basis, at which time Apparel Holding Corp. became Vince Holding Corp.

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

Immediately after the consummation of the IPO and as described below, Vince Holding Corp. contributed the net proceeds from the IPO to Vince Intermediate Holding, LLC. Vince Intermediate Holding, LLC used such proceeds, less approximately $5,000 retained for general corporate purposes, and approximately $169,500 of net borrowings under its Term Loan Facility to immediately repay the Kellwood Note Receivable. There was no outstanding balance on the Kellwood Note Receivable after giving effect to such repayment. Proceeds from the repayment of the Kellwood Note Receivable were used to (i) repay, discharge or repurchase indebtedness of Kellwood Company, LLC in connection with the closing of the IPO (including approximately $9,100 of accrued and unpaid interest on such indebtedness), and (ii) pay (A) the restructuring fee payable to Sun Capital Management and (B) the debt recovery bonus payable to our Chief Executive Officer, all after giving effect to the Additional Sun Capital Contribution. The Kellwood Note Receivable did not include amounts outstanding under the Wells Fargo Facility. Kellwood Company, LLC refinanced the Wells Fargo Facility in connection with the consummation of the IPO. Neither Vince Holding Corp. nor Vince, LLC guarantee or are a borrower party to the refinanced credit facility.

Kellwood Company, LLC used the proceeds from the repayment of the Kellwood Note Receivable to, after giving effect to the Additional Sun Capital Contribution, (i) repay, at closing, all indebtedness outstanding under (A) the Cerberus Term Loan and (B) the Sun Term Loan Agreements, (ii) redeem at par all of the 12.875% Notes, pursuant to an unconditional redemption notice issued at the closing of the IPO, plus, with respect to clauses (i) and (ii), fees, expenses and accrued and unpaid interest thereon, (iii) pay a restructuring fee equal to $3,300 to Sun Capital Management pursuant to the Management Services Agreement, and (iv) pay a debt recovery bonus to our Chief Executive Officer.

In addition, Kellwood Company conducted a tender offer for all of its outstanding 7.625% Notes, at par plus accrued and unpaid interest thereon, using proceeds from the repayment of the Kellwood Note Receivable. On November 27, 2013, in connection with the closing of the IPO and as an early settlement of the tender offer, Kellwood Company, LLC accepted for purchase (and cancelled) approximately $33,474 in aggregate principal amount of the 7.625% Notes. On December 12, 2013, as part of the final settlement of the tender offer, Kellwood Company, LLC accepted for purchase (and cancelled) an additional $4,670 in aggregate principal amount of the 7.625% Notes. After giving effect to these settlements, approximately $48,808 of the 7.625% Notes remain issued and outstanding; provided, that neither VHC, nor Vince Intermediate nor Vince, LLC are a guarantor or obligor of such notes.

In addition, Kellwood Company, LLC refinanced the Wells Fargo Facility, to among other things, remove Vince, LLC as an obligor thereunder.

After completion of these various transactions (including the Additional Sun Capital Contribution) and payments and application of the net proceeds from the repayment of the Kellwood Note Receivable, Vince, LLC’s obligations under the Wells Fargo Facility, the Cerberus Term Loan, the Sun Term Loan Agreements and the 12.875% Notes were terminated or discharged. Neither VHC, nor Vince Intermediate Holding, LLC nor Vince, LLC is a guarantor or obligor of the 7.625% Notes or the refinanced Wells Fargo Facility. Thereafter, VHC is not responsible for the obligations described above and the only outstanding obligations of Vince Holding Corp. and its subsidiaries immediately after the consummation of the IPO is $175,000 outstanding under our new Term Loan Facility.

Note 3. Discontinued Operations

On November 27, 2013, in connection with the IPO and Restructuring Transactions, we separated the Vince and non-Vince businesses whereby the non-Vince business is now owned by Kellwood Holding, LLC, of which 100% of the membership interests are owned by the Pre-IPO Stockholders. In connection with the Restructuring

Transactions, the Company issued the Kellwood Note Receivable to Kellwood Company, LLC, in the amount of $341,500, which was immediately repaid with proceeds from the IPO and new term loan facility. There was no remaining balance on the Kellwood Note Receivable after such repayment. Proceeds from the repayment of the Kellwood Note Receivable were used by Kellwood to (i) repay, discharge or repurchase indebtedness of Kellwood Company, LLC (including approximately $9,100 of accrued and unpaid interest on such indebtedness), and (ii) pay (A) the restructuring fee payable to Sun Capital Management and (B) the debt recovery bonus payable to our Chief Executive Officer.

As the Company and Kellwood Holding, LLC are under the common control of affiliates of Sun Capital, this separation transaction resulted in a $73,081 adjustment to additional paid in capital on our Consolidated Balance Sheet at February 1, 2014.

As a result of the separation with the non-Vince businesses, the financial results of the non-Vince businesses through the separation date of November 27, 2013, are now included in results from discontinued operations. The non-Vince businesses continue to operate as a stand-alone company. Due to differences in the basis of presentation for discontinued operations and the basis of presentation as a stand-alone company, the financial results of the non-Vince businesses included within discontinued operations of the Company may not be indicative of actual financial results of the non-Vince businesses as a stand-alone company.

On November 27, 2013, we entered into a Shared Services agreement with Kellwood pursuant to which Kellwood provides support services in various operational areas as further discussed in Note 15. Other than the payments for services provided under this agreement, we do not expect any future cash flows related to the non-Vince business.

The results of the non-Vince businesses included in discontinued operations (through the separation of the non-Vince businesses on November 27, 2013) for the fiscal years ended February 1, 2014, February 2, 2013 and January 28, 2012 are summarized in the following table (in thousands).

	Fiscal Year
	2013	2012	2011
Net sales	$400,848	$514,806	$550,790
Cost of products sold	313,620	409,763	446,494

Gross profit	87,228	105,043	104,296
Selling, general and administrative expenses	98,016	132,871	141,248
Restructuring, environmental and other charges	1,628	5,732	3,139
Impairment of long-lived assets (excluding goodwill)	1,399	6,497	8,418
Impairment of goodwill	—	—	11,046
Change in fair value of contingent consideration	1,473	(7,162)	(1,578)
Interest expense, net	46,677	55,316	46,256
Other expense (income), net	498	(9,776)	1,448

Loss before income taxes	(62,463)	(78,435)	(105,681)
Income taxes	(11,648)	(421)	263

Net loss from discontinued operations, net of tax	$(50,815)	$(78,014)	$(105,944)

Effective tax rate	18.6%	0.5%	(0.2)%

The fiscal 2013 effective tax rate for discontinued operations differs from the U.S. statutory rate of 35% primarily due to the release of valuation allowance. The release in valuation allowance is primarily due to the allocation of the disallowed tax loss on the sale of a trademark to intangible assets with indefinite lives resulting in fewer deferred tax liabilities that cannot be offset against deferred tax assets for valuation allowance purposes.

The fiscal 2012 and fiscal 2011 effective tax rates for discontinued operations differ from the U.S. statutory rate of 35% primarily due to a full valuation allowance on current year deferred tax assets offset in part by state taxes.

At February 1, 2014, there are no remaining assets or liabilities of the non-Vince businesses reflected in the consolidated balance sheet. At February 2, 2013, the major components of assets and liabilities of discontinued operations were as follows (in thousands):

February 2, 2013
Current assets
Cash	$1,564
Receivables, net	77,918
Inventories, net	56,698
Prepaid expenses and other current assets	5,177

Total current assets	141,357
Property, net	11,016
Goodwill	2,130
Other intangible assets, net	38,895
Other assets	7,434

Total assets	$200,832

Current liabilities
Short-term borrowings	$79,783
Accounts payable	53,682
Other current liabilities	25,676

Total current liabilities	159,141
Long-term debt	370,318
Deferred income taxes	1,946
Other liabilities	35,089

Total liabilities	$566,494

Financing arrangements of the non-Vince business

Short-term borrowings represent borrowings under the Credit Agreement (as defined herein), as amended. On October 19, 2011 Kellwood Company and certain of its domestic subsidiaries, as borrowers, entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association, as agent, and lenders from time to time. The Credit Agreement provided a non-amortizing senior revolving credit facility with aggregate lending commitments of $160,000, of which $5,000 was permanently extinguished during fiscal 2012. The amount which the borrowers could borrow was determined on the basis of a borrowing base formula, and borrowings were secured by a first-priority security interest in substantially all of the assets of the borrowers, including the assets of Vince, LLC. Borrowings bore interest at a rate per annum equal to an applicable margin (generally 1.25%-1.75% per annum at the borrowers’ election, LIBOR or a Base Rate (as defined in the Credit Agreement)). On November 27, 2013, in connection with the consummation of the IPO and Restructuring Transactions, the Credit Agreement was amended and restated in accordance with its terms. After such amendment and restatement, neither VHC nor any of its subsidiaries have any obligations thereunder.

Long-term debt, net of applicable discounts or premiums, consisted of the following at February 2, 2013 (in thousands):

February 2, 2013
Cerberus Term Loan Agreement	$45,431
Sun Term Loan Agreements	107,244
12.875% 2009 Debentures due December 31, 2014	139,378
7.625% 1997 Debentures due October 15, 2017	78,054
3.5% 2004 Convertible Debentures due June 15, 2034	211

Total long-term debt of discontinued operations	$370,318

Cerberus Term Loan

On October 19, 2011, Kellwood Company and certain of its domestic subsidiaries, as borrowers (the “Cerberus Borrowers”), entered into a term loan agreement (the “Term Loan Agreement”), as amended, with Cerberus Business Finance, LLC (the “Agent”), as agent and the lenders from time to time party thereto. The Term Loan Agreement provided the Cerberus Borrowers with a non-amortizing secured Cerberus Term Loan in an aggregate amount of $55,000 (the “Cerberus Term Loan”), of which $10,000 was repaid during fiscal 2012. All borrowings under the Cerberus Term Loan bore interest at a rate per annum equal to an applicable margin (10.25%-11.25% per annum for LIBOR Rate Loans (as defined in the Term Loan Agreement) and 7.75%-8.75% for Reference Rate Loans (as defined in the Term Loan Agreement)) plus, at the Cerberus Borrowers’ election, LIBOR or a Reference Rate as defined in the Term Loan Agreement. The agreement also provided for a portion of such interest equal to 1% per annum to be paid-in-kind and added to the principal amount of such term loans. The Cerberus Term Loan was secured by a security interest in substantially all of the assets of the Cerberus Borrowers, including Vince, LLC. On November 27, 2013, in connection with the closing of the IPO and Restructuring Transactions, the Cerberus Term Loan was repaid with the proceeds from the repayment of the Kellwood Note Receivable, as such neither VHC nor any of its subsidiaries have any obligations thereunder.

Sun Term Loan Agreements

Since fiscal year 2009, Kellwood Company and certain of its domestic subsidiaries, as borrowers (the “Sun Term Loan Borrowers”), entered into various term loan agreements (“Sun Term Loan Agreements”) with affiliates of Sun Capital, as lenders, and Sun Kellwood Finance, as collateral agent. The Sun Term Loan Agreements were secured by a security interest in substantially all of the assets of the Sun Term Loan Borrowers, which included the assets of Vince, LLC, which security interest was contractually subordinated to the security interests of the lenders under the Credit Agreement and the Cerberus Term Loan. These term loans bore interest at a rate per annum of 5.0%-6.0% paid-in-kind and added to the principal amounts of such term loans. On November 27, 2013, in connection with the closing of the IPO and Restructuring Transactions, the Sun Term Loan Agreements were discharged through (i) the application of the Kellwood Note Receivable proceeds and (ii) capital contributions by Sun Capital affiliates, as such neither VHC nor any of its subsidiaries have any obligations thereunder.

12.875% Notes

Interest on the 12.875% 2009 Debentures due December 31, 2014 of Kellwood Company (the “12.875% Notes”) was paid (a) in cash at a rate of 7.875% per annum payable in January and July; and (b) in the form of PIK interest at a rate of 5.0% per annum (“PIK Interest”) payable either by increasing the principal amount of the outstanding 12.875% Notes, or by issuing additional 12.875% Notes with a principal amount equal to the PIK Interest accrued for the interest period. The 12.875% Notes were guaranteed by various of Kellwood Company’s subsidiaries on a secured basis (including the assets of Vince, LLC), which security interest was contractually subordinated to security interests of lenders under the Credit Agreement, the Cerberus Term Loan and the Sun

Term Loan Agreements. On November 27, 2013, in connection with the closing of the IPO and Restructuring Transactions, the 12.875% Notes were redeemed with proceeds from the repayment of the Kellwood Note Receivable, at which time VHC and all subsidiaries were released as a guarantor and the obligations under the indenture were satisfied and discharged.

7.625% Notes

Interest on the 7.625% 1997 Debentures due October 15, 2017 of Kellwood Company (the “7.625% Notes”) is payable in cash at a rate of 7.625% per annum in April and October. On November 27, 2013, in connection with the closing of the IPO and as an early settlement of the tender offer, Kellwood Company, LLC accepted for purchase (and cancelled) approximately $33,474 in aggregate principal amount of the 7.625% Notes. On December 12, 2013, as part of the final settlement of the tender offer, Kellwood Company, LLC accepted for purchase (and cancelled) an additional $4,670 in aggregate principal amount of the 7.625% Notes. After giving effect to these settlements, approximately $48,809 of the 7.625% Notes remain issued and outstanding; provided, that neither VHC nor its subsidiaries are a guarantor or obligor of such notes.

Note 4. Goodwill and Intangible Assets

Goodwill balances and changes therein subsequent to the January 28, 2012 Consolidated Balance Sheet are as follows (in thousands).

	Gross Goodwill	Accumulated Impairment	Net Goodwill
Balance as of January 28, 2012	$110,688	$(46,942)	$63,746

Balance as of February 2, 2013	$110,688	$(46,942)	$63,746

Balance as of February 1, 2014	$110,688	$(46,942)	$63,746

Identifiable intangible assets summary (in thousands):

	Gross Amount	Accumulated Amortization	Net Book Value
Balance as of February 2, 2013:
Amortizable intangible assets:
Customer relationships	$11,970	$(2,978)	$8,992
Indefinite-lived intangible assets:
Trademark	101,850	—	101,850

Total intangible assets	$113,820	$(2,978)	$110,842

	Gross Amount	Accumulated Amortization	Net Book Value
Balance as of February 1, 2014
Amortizable intangible assets:
Customer relationships	$11,970	$(3,577)	$8,393
Indefinite-lived intangible assets:
Trademark	101,850	—	101,850

Total intangible assets	$113,820	$(3,577)	$110,243

Amortization of identifiable intangible assets was $599, $598 and $599 for fiscal 2013, 2012 and 2011, respectively, which is included in selling, general and administrative expenses on the Consolidated Statements of Operations. Amortization expense for each of the fiscal years 2014 to 2018 is expected to be as follows (in thousands).

Future Amortization
2014	$598
2015	598
2016	598
2017	598
2018	598

Total next 5 fiscal years	$2,990

Identifiable indefinite-lived intangible assets represent the Vince trademark. No impairments of the Vince trademark were recorded as a result of our annual asset impairment tests during fiscal years 2013, 2012 or 2011. In fiscal 2013 and 2012, we performed the qualitative assessment on the Vince Trademark as allowed by the Intangible—Goodwill and Other Topic of ASC and determined that it was not more likely than not that the carrying value exceeded the fair value of the asset. In fiscal 2011 the fair value of the trademark was determined utilizing the relief from royalty method. The relief from royalty method calculates fair value using a royalty savings method, which measures the value by estimating cost savings. Key assumptions include revenue projections, royalty rates and discount rates for the business.

Additionally, there were no impairments recorded as a result of our annual goodwill impairment test during fiscal 2013, 2012 or 2011. In fiscal 2013 and 2012, we used a qualitative analysis to assess the goodwill and determined that it was not more likely than not that the fair value was less than the carrying value, as allowed by the Intangible—Goodwill and Other Topic of ASC. In fiscal 2011, we utilized an income approach to estimate the fair value of Vince and no impairment to goodwill was recorded as a result.

In connection with the Kellwood Company acquisition of certain net assets from CRL Group, LLC in 2006, owner of the Vince® brand and trademark, additional cash purchase consideration was paid based upon achievement of certain specified financial performance targets for each of the five full years after the acquisition (2007 through 2011) and the cumulative performance from 2007 to 2011. The additional consideration earned in fiscal 2011 was $51,134. We paid $50,328 of the fiscal 2011 consideration during the fourth quarter of fiscal 2011 and paid the remaining consideration during the second quarter of fiscal 2012. The fiscal 2010 additional cash consideration was paid during first quarter of fiscal 2011.

Note 5. Fair Value

ASC Subtopic 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This guidance outlines a valuation framework, creates a fair value hierarchy to increase the consistency and comparability of fair value measurements, and details the disclosures that are required for items measured at fair value. Financial assets and liabilities are to be measured using inputs from three levels of the fair value hierarchy as follows:

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

The Company did not have any non-financial assets or non-financial liabilities recognized at fair value on a recurring basis at February 1, 2014 or February 2, 2013. At February 1, 2014 and February 2, 2013, the Company believes that the carrying value of cash and cash equivalents, receivables and accounts payable approximates fair value, due to the short maturity of these instruments. As the Company’s debt obligation as of February 1, 2014 is at variable rates, there is no significant difference between the fair value and carrying value of the Company’s debt.

The Company’s non-financial assets, which primarily consist of goodwill, intangible assets, and property and equipment, are not required to be measured at fair value on a recurring basis and are reported at their carrying value. However, on a periodic basis whenever events or changes in circumstances indicate that their carrying value may not be fully recoverable (and at least annually for goodwill and intangible assets), non-financial assets are assessed for impairment, if applicable, written down to (and recorded at) fair value.

Note 6. Financing Arrangements

Revolving Credit Facility

On November 27, 2013, Vince, LLC entered into a new senior secured revolving credit facility in connection with the closing of the IPO and Restructuring Transactions. Bank of America, N.A. (“BofA”) serves as administrative agent for this new facility. The Revolving Credit Facility provides for a revolving line of credit of up to $50,000 and matures on November 27, 2018. The Revolving Credit Facility also provides for a letter of credit sublimit of $25,000 (plus any increase in aggregate commitments) and for an increase in aggregate commitments of up to $20,000. Vince, LLC is the borrower and VHC and Vince Intermediate Holding, LLC (“Vince Intermediate”) are the guarantors under the new revolving credit facility. Interest is payable on the loans under the Revolving Credit Facility, at either the LIBOR or the Base Rate, in each case, with applicable margins subject to a pricing grid based on an excess availability calculation. The “Base Rate” means, for any day, a fluctuating rate per annum equal to the highest of (i) the rate of interest in effect for such day as publicly announced from time to time by BofA as its prime rate; (ii) the Federal Funds Rate for such day, plus 0.50%; and (iii) the LIBOR Rate for a one month interest period as determined on such day, plus 1.0%. During the continuance of an event of default and at the election of the required lender, interest will accrue at a rate of 2% in excess of the applicable non-default rate.

The revolving credit facility contains a requirement that, at any point when “Excess Availability” is less than the greater of (i) 15% percent of the loan cap or (ii) $7,500, and continuing until Excess Availability exceeds the greater of such amounts for 30 consecutive days, during which time, Vince must maintain a consolidated EBITDA (as defined in the related credit agreement) equal to or greater than $20,000.

The revolving credit facility contains representations and warranties, other covenants and events of default that are customary for this type of financing, including limitations on the incurrence of additional indebtedness, liens, negative pledges, guarantees, investments, loans, asset sales, mergers, acquisitions, prepayment of other debt, the repurchase of capital stock, transactions with affiliates, and the ability to change the nature of its business or its fiscal year. The revolving credit facility generally permits dividends in the absence of any event of default (including any event of default arising from the contemplated dividend), so long as (i) after giving pro forma effect to the contemplated dividend, for the following six months Excess Availability will be at least the greater of 20% of the aggregate lending commitments and $7,500 and (ii) after giving pro forma effect to the contemplated dividend, the “Consolidated Fixed Charge Coverage Ratio” for the 12 months preceding such dividend shall be greater than or equal to 1.1 to 1.0 (provided that the Consolidated Fixed Charge Coverage Ratio may be less than 1.1 to 1.0 if, after giving pro forma effect to the contemplated dividend, Excess Availability for the six fiscal months following the dividend is at least the greater of 35% of the aggregate lending commitments and $10,000).

As of February 1, 2014, the maximum capacity on the Revolving Credit Facility was $50,000 and there were $4,452 of letters of credit outstanding. No borrowings have been made to date.

Note 7. Long-Term Debt

Long-term debt consisted of the following as of, February 1, 2014 and February 2, 2013 (in thousands).

	February 1, 2014	February 2, 2013
Sun Promissory Notes	$—	$319,926
Sun Capital Loan Agreement	—	71,508
Term Loan Facility	170,000	—

Total long-term debt	$170,000	$391,434

Term Loan Facility

On November 27, 2013, in connection with the closing of the IPO and Restructuring Transactions, Vince, LLC and Vince Intermediate entered into a new $175,000 senior secured term loan credit facility with the lenders party thereto, BofA, as administrative agent, JPMorgan Chase Bank and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers, and Cantor Fitzgerald as documentation agent. The new term loan facility will mature on November 27, 2019. On November 27, 2013, net proceeds from the new term loan facility were used, at closing, to repay the promissory note issued by Vince Intermediate to Kellwood Company immediately prior to the consummation of the IPO as part of the Restructuring Transactions.

The Term Loan Facility also provides for an incremental facility of up to the greater of $50,000 and an amount that would result in the consolidated net total secured leverage ratio not exceeding 3.00 to 1.00, in addition to certain other rights to refinance or repurchase portions of the term loan. The Term Loan Facility is subject to quarterly amortization of principal equal to 0.25% of the original aggregate principal amount of the term loan facility, with the balance payable at final maturity. Interest is payable on loans under the term loan facility at a rate of either (i) the Eurodollar rate (subject to a 1.00% floor) plus 5.00% or (ii) the base rate (subject to a 2.00% floor) plus 3.00%. During the continuance of a payment or bankruptcy event of default, interest will accrue (i) on the overdue principal amount of any loan at a rate of 2% in excess of the rate otherwise applicable to such loan and (ii) on any overdue interest or any other outstanding overdue amount at a rate of 2% in excess of the nondefault interest rate then applicable to base rate loans.

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

In January 2014 the Company made a voluntary pre-payment of $5,000 on the Term Loan Facility. As of February 1, 2014 the Company had $170,000 of debt outstanding.

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

On December 28, 2012, Sun Kellwood Finance, LLC (“Sun Capital Finance”) waived all interest capitalized and accrued under the notes prior to July 19, 2012. As both parties were under the common control of affiliates of Sun Capital Partners, Inc. (“Sun Capital”), this transaction resulted in a capital contribution of $270,852 which was recorded as an adjustment to additional paid in capital on our Consolidated Balance Sheet as of February 2, 2013.

On June 18, 2013, Sun Kellwood Finance assigned all title and interest in the Sun Promissory Notes to Sun Cardinal, LLC (“Sun Cardinal”). Immediately following the assignment, Sun Cardinal contributed all outstanding principal and interest due under these notes as of June 18, 2013 to the capital of VHC. As both parties were under common control of affiliates of Sun Capital at such time, this transaction resulted in a capital contribution of $334,595, which was recorded as an adjustment to VHC’s additional paid in capital on the Consolidated Balance Sheet as of February 1, 2014.

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

On December 28, 2012, Sun Kellwood Finance and SCSF Finance waived all interest capitalized and accrued under the loan authorization agreement prior to July 19, 2012. As all parties were under the common control of affiliates of Sun Capital, this transaction resulted in a capital contribution of $18,249, which was recorded as an adjustment to additional paid in capital on our Consolidated Balance Sheet as of February 2, 2013.

On June 18, 2013, Sun Kellwood Finance and SCSF Finance assigned all title and interest in the note under the Sun Capital Loan Agreement to Sun Cardinal. Immediately following the assignment, Sun Cardinal contributed all outstanding principal and interest due under this note as of June 18, 2013 to the capital of VHC. As all parties were under common control of affiliates of Sun Capital at such time, this transaction resulted in a capital contribution of $72,932, which was recorded as an adjustment to VHC’s additional paid in capital on the Consolidated Balance Sheet as of February 1, 2014.

Note 8. Leases

We lease substantially all of our office space, retail stores and certain machinery and equipment under operating leases having remaining terms up to eleven years, excluding renewal terms. Most of our real estate leases contain covenants that require us to pay real estate taxes, insurance, and other executory costs. Certain of these leases require contingent rent payments, kick-out clauses and/or opt-out clauses, based on the operating results of the retail operations utilizing the leased premises. Rent under leases with scheduled rent changes or lease concessions are recorded on a straight-line basis over the lease term. Rent expense under all operating leases was $10,467, $7,448 and $5,567 for 2013, 2012 and 2011, respectively.

The future minimum lease payments under operating leases at February 1, 2014 were as follows (in thousands):

2014	$10,124
2015	11,258
2016	11,307
2017	11,108
2018	10,325
Thereafter	40,720

Total minimum lease payments	$94,842

Note 9. Share-Based Compensation

For the financial periods presented herein through November 27, 2013, Vince Holding Corp. did not have convertible equity or convertible debt securities, any of which could result in share-based compensation expense. In connection with the IPO, which closed on November 27, 2013, and the separation of the Vince and non-Vince businesses, VHC assumed Kellwood Company’s remaining obligations under the 2010 Stock Option Plan of Kellwood Company (the “2010 Option Plan”) and all Kellwood Company stock options previously issued to Vince employees under such plan became options to acquire shares of VHC common stock. Additionally, VHC assumed Kellwood Company’s obligations with respect to the vested Kellwood Company stock options previously issued to Kellwood Company employees, which options were cancelled in exchange for shares of VHC common stock. Accordingly, option information presented below for previously issued Kellwood Company stock options under the 2010 Option Plan has been adjusted to account for the split of the Company’s common stock and applicable conversion to options to acquire shares of Vince Holding Corp. common stock.

Employee Stock Plans

2010 Option Plan

Kellwood Company had convertible equity securities that result in recognition of share-based compensation expense. On June 30, 2010, the board of directors approved the 2010 Stock Option Plan. On November 21, 2013 and as discussed above, VHC assumed Kellwood Company’s remaining obligations under the 2010 Option Plan; provided, that none of the issued and outstanding options (after giving effect to such assumption and the stock split effected as part of the Restructuring Transactions) were exercisable until the consummation of the IPO. Additionally, prior to the consummation of the IPO and after giving effect to the assumption described in this paragraph, VHC and the Vince employees to whom options had been previously granted under the 2010 Option Plan, amended the related grant agreements to eliminate, effective as of the consummation of the IPO, restrictions on the exercisability of the subject employees vested options.

Prior to the IPO, the 2010 Option Plan, as amended, provided for the grant of options to acquire up to 2,752,155 shares of Kellwood Company common stock. The options granted pursuant to the 2010 Option Plan (i) vest in five equal installments on the first, second, third, fourth, and fifth anniversary of the grant date, subject to the employee’s continued employment and, (ii) expire on the earlier of the tenth anniversary of the grant date or upon termination of employment by the company for cause. We will not grant any future awards under the 2010 Option Plan. Future awards shall be granted under the Vince 2013 Incentive Plan.

Vince 2013 Incentive Plan

In connection with the IPO, the Company adopted the Vince 2013 Incentive Plan, which provides for grants of stock options, stock appreciation rights, restricted stock and other stock-based awards. The aggregate number of shares of common stock which may be issued or used for reference purposes under the Vince 2013 Incentive Plan or with respect to which awards may be granted may not exceed 3,400,000 shares. The shares available for issuance under the plan may be, in whole or in part, either authorized and unissued shares of our common stock or shares of common stock held in or acquired for our treasury. In general, if awards under the Vince 2013 Incentive Plan are for any reason cancelled, or expire or terminate unexercised, the shares covered by such award may again be available for the grant of awards under the Vince 2013 Incentive Plan. As of February 1, 2014, there were 3,036,043 shares under the Vince 2013 Incentive Plan available for future grants. Options granted pursuant to this plan during fiscal 2013 (i) vest in equal installments over four years or at 33 1/3% per year beginning in year two, over four years, subject to the employees’ continued employment and (ii) expire on the earlier of the tenth anniversary of the grant date or upon termination as outlined in the Vince 2013 Incentive Plan.

A summary of stock option activity for fiscal 2013 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)
Outstanding at February 2, 2013	1,978,943	$4.09	7.0
Granted	1,092,991	$11.15
Exercised	(518,982)	$0.27
Forfeited or expired	(263,422)	$4.68

Outstanding at February 1, 2014	2,289,530	$8.26	8.8

Vested or expected to vest at February 1, 2014	2,289,530	$8.26

Exercisable at February 1, 2014	318,464	$5.89

The Company’s weighted average assumptions used to estimate the fair value, using a Black-Scholes model, of stock options granted in connection with our initial public offering in fiscal 2013 were as follows: Expected term of 4.5 years, expected volatility of 51.1%, risk-free interest rate of 1.38% and expected dividend yield of 0.0%. This resulted in a weighted average grant date fair value of $8.82 per share.

The fair value of stock options granted in fiscal 2012 through October 2013 was determined at the grant date using a Black-Scholes model, which requires us to make several significant assumptions including risk-free interest rate, volatility, expected term, and discount factors for shareholders in a privately-held company. The estimated term of 6.5 years for these options was developed using a simplified method permitted by SEC Staff Accounting Bulletin Topic 14: Share-Based Payment, available for companies with “plain-vanilla” options and have limited historical exercise data. Our selected volatility rate of 55.0% was estimated using both: (i) volatility reported by companies comparable to Kellwood Company with publicly-traded stock, and (ii) calculated volatility of companies comparable to Kellwood Company with publicly-traded stock using historical stock prices. We applied a cumulative discount factor to the price per share of 36.25% to adjust for the lack of marketability of the shares, as well as the impact of the shares representing a minority interest in a privately-held company. Our estimates were developed using market data for companies comparable to Kellwood Company and empirical studies regarding the impact on the value of private-company shares resulting from transfer restrictions. Finally, the risk-free rate of 0.85% is based upon the U.S. Treasury five year yield curve.

The fair value of stock options granted in fiscal 2011 was determined at the grant date using a probability-weighted expected return method model, which requires us to make several significant assumptions including long-term EBITDA growth rates, future enterprise value, discount rates, and timing and probability of a future liquidity event. This methodology was selected based on our capital structure and forecasted operational performance at the time of the valuation. Prior to 2012, our estimates of future enterprise value for Kellwood Company as compared to the value of Kellwood Company’s debt obligations precluded us from using a closed-form model (including a Black-Scholes formula) to estimate the fair value of our stock options. Due to more favorable operating results in fiscal 2012, we believe that the Black-Scholes formula provides a more refined estimate of the value of our stock options, in consideration of our current capital structure and estimates of future operating performance. A change in option-pricing model is not considered a change in accounting principle.

The fair value of restricted stock units is based on the market price of the Company’s stock on the date of the grant and is amortized to compensation expense on a straight-line basis over the requisite service period, which is generally the vesting period. In November 2013 the Company granted 7,500 restricted stock units with a grant date fair value of $20.00 per share which will vest over three years, subject to continued service and applicable conditions of the Vince 2013 Incentive Plan.

During fiscal 2013, from our IPO through the end of the fiscal year, we recognized share-based compensation expense of $347 included in selling, general and administrative expenses in the Consolidated Statement of Operations for the fiscal year ended February 1, 2014. During fiscal 2013, from the beginning of our fiscal year through our IPO in November 2013, and in fiscal 2012 and 2011 we recognized share-based compensation expense of $551, $367 and $65, respectively, which was included in net loss from discontinued operations as such expense was a component of the non-Vince businesses which were separated from the Vince business on November 27, 2013.

At February 1, 2014 there was $5,710 of unrecognized compensation costs that will be recognized over a remaining weighted average period of 3.8 years. The aggregate intrinsic value of stock options outstanding as of February 1, 2014 is $34,578 and is based on the amount by which the market price, at the end of the period, of the underlying share exceeds the exercise price of the stock option.

Note 10. Stockholders’ Equity

We currently have authorized for issuance 100,000,000 shares of our Voting Common Stock, par value of $0.01 per share. As of February 1, 2014 and February 2, 2013 we had 36,723,727 and 26,211,130 shares issued and outstanding, respectively (after giving effect to the conversion of all our issued and outstanding non-voting common stock into common stock on a one-for-one basis and the subsequent split of our common stock on a one for 28.5177 basis, as part of the Restructuring Transactions).

We have not paid dividends, and our current ability to pay such dividends is restricted by the terms of our debt agreements. Our future dividend policy will be determined on a yearly basis and will depend on earnings, financial condition, capital requirements, and certain other factors. We do not expect to declare dividends with respect to our common stock in the foreseeable future.

Note 11. Earnings Per Share

The following is a reconciliation of weighted average basic shares to weighted average diluted shares outstanding:

	Fiscal Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
Weighted-average shares—basic	28,119,794	26,211,130	26,211,130
Effect of dilutive equity securities	153,131	—	—

Weighted-average shares—diluted	28,272,925	26,211,130	26,211,130

All share information presented above and herein has been adjusted to reflect the stock split approved by VHC’s board of directors as of November 27, 2013. The fiscal year ended February 1, 2014 includes the impact of 10,000,000 shares issued by the Company on November 21, 2013. As fiscal years ended February 2, 2013 and January 28, 2012 included net loss, there were no dilutive securities as the impact would have been anti-dilutive.

Note 12. Income Taxes

The provision for income taxes for continuing operations consists of the following (in thousands):

	2013	2012	2011
Current:
Domestic:
Federal	$—	$—	$—
State	43	31	18
Foreign	—	—	—

Total current	43	31	18
Deferred:
Domestic:
Federal	6,333	1,030	2,451
State	905	124	364
Foreign	(13)	(7)	164

Total deferred	7,225	1,147	2,979

Total provision for income taxes	$7,268	$1,178	$2,997

The sources of (loss) income for continuing operations before provision for income taxes are from the United States for all years.

Current income taxes are the amounts payable under the respective tax laws and regulations on each year’s earnings. A reconciliation of the federal statutory income tax rate to the effective tax rate is as follows:

	2013	2012	2011
Statutory rate	35.0%	(35.0%)	(35.0%)
State taxes, net of federal benefit	9.5%	7.4%	5.8%
Nondeductible interest	18.1%	84.3%	73.2%
Nondeductible transaction costs	6.7%	0.0%	0.0%
Valuation allowances	(45.5%)	(52.7%)	(36.5%)
Other	(0.1%)	0.1%	0.2%

Total	23.7%	4.1%	7.7%

Deferred income tax assets and liabilities for continuing operations consisted of the following (in thousands):

	February 1, 2014	February 2, 2013
Deferred tax assets:
Depreciation and amortization	$44,742	$3,672
Employee related costs	2,048	3,394
Allowance for asset valuations	2,454	1,495
Accrued expenses	1,589	1,124
Net operating losses	80,936	67,392
Other	1,067	14

Total deferred tax assets	132,836	77,091
Less: Valuation allowances	(1,843)	(64,767)

Net deferred tax assets	130,993	12,324

Deferred tax liabilities:
Depreciation and amortization	—	(11,670)
Cancellation of debt income	(11,095)	(12,142)

Total deferred tax liabilities	(11,095)	(23,812)

Net deferred tax assets (liabilities)	$119,898	$(11,488)

Included in:
Prepaid expenses and other current assets	$4,476	$—
Deferred income taxes and other assets	115,422	—
Deferred income taxes and other	—	(11,488)

Net deferred income tax assets (liabilities)	$119,898	$(11,488)

As of February 1, 2014, various federal and state net operating losses were available for carryforward to offset future taxable income. Substantially all of these net operating losses will expire between 2029 and 2034. A full valuation allowance was placed on the U.S. net deferred tax assets in a prior year due to the fact that at the time there was not sufficient positive evidence to outweigh the existing negative evidence that we would be able to utilize these net operating loss carryforwards, primarily our combined historical pretax losses from continuing and discontinued operations. In addition, a deemed change of ownership occurred in fiscal 2008 under Section 382 of the U.S. tax code resulting in $112,258 of net operating losses, as well as certain built in losses, to be subject to an annual limitation of $0. Since the realization of these benefits is remote, the associated deferred tax assets have been written down to zero and are therefore not presented in the information included in the above summary of deferred income taxes.

Net operating losses as of February 1, 2014 presented above do not include fiscal 2013 deductions related to stock options that exceeded expenses previously recognized for financial reporting purposes since they have not yet reduced income taxes payable. The excess deduction will reduce income taxes payable and increase additional paid in capital by $2,434 when ultimately deducted in a future year.

As discussed in Note 2, we completed an IPO during fiscal 2013. The completion of the IPO and Restructuring Transactions resulted in the non-Vince businesses being separated from the Vince business. As a result, the Company determined that the full valuation allowance on the U.S. net deferred tax assets was no longer necessary. Since the IPO and Restructuring Transactions occurred between related parties and were considered one integrated transaction along with the establishment of the Tax Receivable Agreement liability, the offset of the release of the valuation allowance was recorded as an adjustment to additional paid-in capital on our Consolidated Balance Sheet at February 1, 2014 in accordance with ASC 740-20-45-11(g). The total valuation allowance on deferred tax assets for continuing operations decreased on a net basis by $62,924 in the fiscal year ended February 1, 2014 and increased by $14,834 in the fiscal year ended February 2, 2013.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows (in thousands):

	2013	2012	2011
Beginning balance	$9,378	$11,057	$16,296
Increases for tax positions in current year	3,743	2,199	1,098
Increases for tax positions in prior years	356	52	159
Decreases for tax positions in prior years	(4,186)	(102)	(5,500)
Settlements	(3,022)	(2,105)	(937)
Lapse in statute of limitations	(102)	(1,723)	(59)
Restructuring Transactions	(2,474)	—	—

Ending balance	$3,693	$9,378	$11,057

As of February 1, 2014 and February 2, 2013, unrecognized tax benefits in the amount of $2,155 and $5,305 (net of tax), respectively, would impact our effective tax rate if recognized. It is reasonably possible that within the next 12 months certain temporary unrecognized tax benefits could fully reverse. Should this occur, our unrecognized tax benefits could be reduced by up to $1,343.

We include accrued interest and penalties on underpayments of income taxes in our income tax provision. As of February 1, 2014 and February 2, 2013, we had interest and penalties accrued on our Consolidated Balance Sheets in the amount of $0 and $3,898, respectively. Net interest and penalty provisions (benefit) of $(232), $600 and $1,401 were recognized in our Consolidated Statements of Operations for the years ended February 1, 2014, February 2, 2013 and January 28, 2012, respectively. Interest is computed on the difference between the tax position recognized net of any unrecognized tax benefits and the amount previously taken or expected to be taken in our tax returns.

All amounts above related to unrecognized tax benefits include continuing and discontinued operations until the separation of the Vince and non-Vince businesses on November 27, 2013, and the Vince business after such date.

With limited exceptions, we are no longer subject to examination for U.S. federal and state income tax for 2007 and prior.

Note 13. Commitments and Contingencies

We are currently party to various legal proceedings. While management currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse impact on our financial position or results of operations or cash flows, litigation is subject to inherent uncertainties.

Note 14. Segment and Geographical Financial Information

We operate and manage our business by distribution channel and have identified two reportable segments, as further described below. We considered both similar and dissimilar economic characteristics, internal reporting and management structures, as well as products, customers, and supply chain logistics to identify the following reportable segments:

•	Wholesale segment—consists of our operations to distribute products to premier department stores and specialty stores in the United States and select international markets.

•	Direct-to-consumer segment—consists of our operations to distribute products directly to the consumer through our branded full-price specialty retail stores, outlet stores, and e-commerce platform.

The accounting policies of our segments are consistent with those described in Note 1. Unallocated corporate expenses are comprised of selling, general, and administrative expenses attributable to corporate and administrative activities, and other charges that are not directly attributable to our operating segments. Unallocated corporate assets are comprised of capitalized deferred financing costs, the carrying values of our goodwill and unamortized trademark, debt and deferred tax assets, and other assets that will be utilized to generate revenue for both of our reportable segments.

Our wholesale segment sells apparel to our direct-to-consumer segment at cost. The wholesale intercompany sales of $16,916, $9,907, and $6,027 have been excluded from the net sales totals presented below for fiscal 2013, fiscal 2012, and fiscal 2011, respectively. Furthermore, as intercompany sales are sold at cost, no intercompany profit is reflected in operating income presented below.

Summary information for our operating segments is presented below (in thousands).

	Fiscal Year
	2013	2012	2011
Net Sales
Wholesale	$229,114	$203,107	$151,921
Direct-to-consumer	59,056	37,245	23,334

Total net sales	$288,170	$240,352	$175,255

Operating Income
Wholesale	$81,822	$72,913	$62,635
Direct-to-consumer	10,435	4,465	559

Subtotal	92,957	77,378	63,194
Unallocated expenses	(42,904)	(36,442)	(20,277)

Total operating income	$49,353	$40,936	42,917

Capital Expenditures
Wholesale	$1,832	$459	$146
Direct-to-consumer	8,241	1,362	1,304

Total capital expenditures	$10,073	$1,821	$1,450

	February 1, 2014	February 2, 2013
Total Assets
Wholesale	$78,122	$60,627
Direct-to-consumer	24,169	14,679
Unallocated corporate	312,051	165,986
Discontinued operations	—	200,832

Total assets	$414,342	$442,124

Sales results are presented on a geographic basis below, in thousands. We predominately operate within the U.S. and sell our products in 47 countries either directly to premier department and specialty stores, or through distribution relationships with highly-regarded international partners with exclusive rights to certain territories. Sales are presented based on customer location. Substantially all long-lived assets, including property, plant and equipment and fixtures installed at our retailer sites, are located in the U.S.

	2013	2012	2011
Domestic	$265,622	$221,632	$159,932
International	22,548	18,720	15,323

Total net sales	$288,170	$240,352	$175,255

Note 15. Related Party Transactions

Shared Services Agreement

On November 27, 2013, Vince, LLC entered into the Shared Services Agreement with Kellwood pursuant to which Kellwood provides support services in various operational areas including, among other things, e-commerce operations, distribution, logistics, information technology, accounts payable, credit and collections and payroll and benefits.

The Shared Services Agreement may be modified or supplemented to include new services under terms and conditions to be mutually agreed upon in good faith by the parties. The fees for all services received by Vince, LLC from Kellwood, including any new services mutually agreed upon by the parties, will be at cost. Such costs shall be the full amount of any and all actual and direct out-of-pocket expenses (including base salary and wages but without providing for any margin of profit or allocation of depreciation or amortization expense) incurred by the service provider or its affiliates in connection with the provision of the services.

We may terminate any or all of the services at any time for any reason (with or without cause) upon giving Kellwood the required advance notice for termination for that particular service. Additionally, the provision of the following services, which are services which require a term as a matter of law and services which are based on a third-party agreement with a set term, shall terminate automatically upon the related date specified on the schedules to the Shared Services Agreement: Building Services NY; Tax; and Compensation & Benefits. If no specific notice requirement has been provided, 90 days prior written notice shall be required to be given. Upon the termination of certain services, Kellwood may no longer be in a position to provide certain other related services. Kellwood must notify us within 10 days following our request to terminate any services if they will no longer be able to provide other related services. Assuming we proceed with our request to terminate the original services, such related services shall also be terminated in connection with such termination.

We are invoiced by Kellwood monthly for these amounts and generally be required to pay within 15 business days of receiving such invoice. The payments will be trued-up and can be disputed once each fiscal quarter. As of February 1, 2014, we have recorded $873 in other accrued expenses to recognize amounts payable to Kellwood under the Shared Services Agreement.

Tax Receivable Agreement

Vince Holding Corp. entered into the Tax Receivable Agreement with the Pre-IPO Stockholders on November 27, 2013. We and our former subsidiaries have generated certain tax benefits (including NOLs and tax credits) prior to the restructuring transactions consummated in connection with our initial public offering and will generate certain section 197 intangible deductions (the “Pre-IPO Tax Benefits”), which would reduce the actual liability for taxes that we might otherwise be required to pay. The Tax Receivable Agreement provides for payments to the Pre-IPO Stockholders in an amount equal to 85% of the aggregate reduction in taxes payable realized by us and our subsidiaries from the utilization of the Pre-IPO Tax Benefits (the “Net Tax Benefit”).

For purposes of the Tax Receivable Agreement, the Net Tax Benefit equals (i) with respect to a taxable year, the excess, if any, of (A) our liability for taxes using the same methods, elections, conventions and similar practices used on the relevant company return assuming there were no Pre-IPO Tax Benefits over (B) our actual liability for taxes for such taxable year (the “Realized Tax Benefit”), plus (ii) for each prior taxable year, the excess, if any, of the Realized Tax Benefit reflected on an amended schedule applicable to such prior taxable year over the Realized Tax Benefit reflected on the original tax benefit schedule for such prior taxable year, minus (iii) for each prior taxable year, the excess, if any, of the Realized Tax Benefit reflected on the original tax benefit schedule for such prior taxable year over the Realized Tax Benefit reflected on the amended schedule for such prior taxable year; provided, however, that to extent any of the adjustments described in clauses (ii) and (iii) were reflected in the calculation of the tax benefit payment for any subsequent taxable year, such adjustments shall not be taken into account in determining the Net Tax Benefit for any subsequent taxable year.

While the Tax Receivable Agreement is designed with the objective of causing our annual cash costs attributable to federal, state and local income taxes (without regard to our continuing 15% interest in the Pre-IPO Tax Benefits) to be the same as that which we would have paid had we not had the Pre-IPO Tax Benefits available to offset our federal, state and local taxable income, there are circumstances in which this may not be the case. In particular, the Tax Receivable Agreement provides that any payments by us thereunder shall not be refundable. In that regard, the payment obligations under the Tax Receivable Agreement differ from a payment of a federal income tax liability in that a tax refund would not be available to us under the Tax Receivable Agreement even if we were to incur a net operating loss for federal income tax purposes in a future tax year. Similarly, the Pre-IPO Stockholders will not reimburse us for any payments previously made if any tax benefits relating to such payments are subsequently disallowed, although the amount of any such tax benefits subsequently disallowed will reduce future payments (if any) otherwise owed to such Pre-IPO Stockholders. In addition, depending on the amount and timing of our future earnings (if any) and on other factors including the effect of any limitations imposed on our ability to use the Pre-IPO Tax Benefits, it is possible that all payments required under the Tax Receivable Agreement could become due within a relatively short period of time following consummation of our initial public offering.

If we had not entered into the Tax Receivable Agreement, we would be entitled to realize the full economic benefit of the Pre-IPO Tax Benefits to the extent allowed by federal, state and local law. The Tax Receivable Agreement is designed with the objective of causing our annual cash costs attributable to federal, state and local income taxes (without regard to our continuing 15% interest in the Pre-IPO Tax Benefits) to be the same as we would have paid had we not had the Pre-IPO Tax Benefits available to offset our federal, state and local taxable income. As a result, stockholders who purchased shares in the IPO are not entitled to the economic benefit of the Pre-IPO Tax Benefits that would have been available if the Tax Receivable Agreement were not in effect, except to the extent of our continuing 15% interest in the Pre-IPO Benefits.

Additionally, the payments we make to the Pre-IPO Stockholders under the Tax Receivable Agreement are not expected to give rise to any incidental tax benefits to us, such as deductions or an adjustment to the basis of our assets.

An affiliate of Sun Capital may elect to terminate the Tax Receivable Agreement upon the occurrence of a Change of Control (as defined below). In connection with any such termination, we are obligated to pay the present value (calculated at a rate per annum equal to LIBOR plus 200 basis points as of such date) of all remaining Net Tax Benefit payments that would be required to be paid to the Pre-IPO Stockholders from such termination date, applying the valuation assumptions set forth in the Tax Receivable Agreement (the “Early Termination Period”). “Change of control,” as defined in the Tax Receivable Agreement shall mean an event or series of events by which (i) Apparel Holding Corp. shall cease directly or indirectly to own 100% of the capital stock of Vince, LLC; (ii) any “person” or “group” (as such terms are used in Section 13(d) and 14(d) of the Exchange Act), other than one or more permitted investors, shall be the “beneficial owner” (as defined in Rules 13d-3 and 13d-5 under the Exchange Act) of capital stock having more, directly or indirectly, than 35% of the total voting power of all outstanding capital stock of Vince Holding Corp. in the election of directors, unless at such time the permitted investors are direct or indirect “beneficial owners” (as so defined) of capital stock of Vince Holding Corp. having a greater percentage of the total voting power of all outstanding capital stock of Vince Holding Corp. in the election of directors than that owned by each other “person” or “group” described above; (iii) for any reason whatsoever, a majority of the board of directors of Vince Holding Corp. shall not be continuing directors; or (iv) a “Change of Control” (or comparable term) shall occur under (x) any term loan or revolving credit facility of Vince Holding Corp. or its subsidiaries or (y) any unsecured, senior, senior subordinated or subordinated Indebtedness of Vince Holding Corp. or its subsidiaries, if, in each case, the outstanding principal amount thereof is in excess of $15,000. We may also terminate the Tax Receivable Agreement by paying the Early Termination Payment to the Pre-IPO Stockholders. Additionally, the Tax Receivable Agreement provides that in the event that we breach any material obligations under the Tax Receivable Agreement by operation of law as a result of the rejection of the Tax Receivable Agreement in a case commenced under the Bankruptcy Code, then the Early Termination Payment plus other outstanding amounts under the Tax Receivable Agreement shall become due and payable.

The Tax Receivable Agreement will terminate upon the earlier of (i) the date all such tax benefits have been utilized or expired, (ii) the last day of the tax year including the tenth anniversary of the IPO Restructuring Transactions and (iii) the mutual agreement of the parties thereto, unless earlier terminated in accordance with the terms thereof.

As of February 1, 2014 we have recorded $173,146 to recognize our obligation under the Tax Receivable Agreement, which has a term of ten years, and was recorded as an adjustment to additional paid-in capital on our Consolidated Balance Sheet as of February 1, 2014. Approximately $4,131 is recorded as a component of other accrued expenses and $169,015 as other liabilities on our Consolidated Balance Sheet as of February 1, 2014.

Transfer Agreement

On November 27, 2013, Kellwood and Vince Intermediate Holding, LLC entered into a transfer agreement (the “Transfer Agreement”). Pursuant to the terms of the Transfer Agreement, the following transactions occurred:

•	Kellwood distributed the Vince, LLC equity interests to Vince Intermediate Holding, LLC in exchange for a $341,500 promissory note issued by Vince Intermediate Holding, LLC (the “Kellwood Note Receivable”).

•	Vince Intermediate Holding, LLC immediately repaid the Kellwood Note Receivable in full using approximately $172,000 of such net proceeds along with $169,500 of net borrowings under the new Term Loan Facility. Using the proceeds from the repayment of the Kellwood Note Receivable, after giving effect to the contribution of $70,100 of indebtedness under the Sun Term Loan Agreements to the capital of Vince Holding Corp. by affiliates of Sun Capital, Kellwood repaid and discharged the indebtedness outstanding under its revolving credit facility and the Sun Term Loan Agreements, and redeemed all of its issued and outstanding 12.875% Notes. Kellwood also redeemed $38,100 aggregate principal amount of its 7.125% Notes, at par pursuant to a tender offer. In addition, Kellwood also used such proceeds to pay certain restructuring fees to Sun Capital Management. Kellwood also paid a debt recovery bonus of $6,000 to our Chief Executive Officer.

•	Kellwood refinanced its revolving credit facility to, among other things, release Vince, LLC as a guarantor or obligor thereunder.

In accordance with the terms of the Transfer Agreement, Kellwood has agreed to indemnify us for any losses which we may suffer, sustain or become subject to, relating to the Kellwood business or in connection with any contract contributed to us by Kellwood which is not by its terms permitted to be assigned. Kellwood has also agreed to indemnify us for any losses associated with its failure to satisfy its obligations under the Transfer Agreement with respect to the repayment, repurchase, discharge or refinancing of certain of its indebtedness, as described in the immediately prior paragraph (including with respect to the removal of Vince, LLC as an obligor or guarantor under its refinanced revolving credit facility). Additionally, Vince Intermediate Holding, LLC has agreed to indemnify Kellwood against any losses which Kellwood may suffer, sustain or become subject to relating to the Vince business. The parties also agreed, upon the request of either the other party to, without further consideration, execute and deliver, or cause to be executed and delivered, such other instruments of conveyance, transfer, assignment and confirmation, and shall take or cause to be taken, such further or other actions as the other party may deem necessary or desirable to carry out the intent and purpose of the Transfer Agreement and give effect to the transactions contemplated thereby.

Kellwood Note Receivable

Vince Intermediate Holding, LLC issued the Kellwood Note Receivable in the aggregate principal amount of $341,500 to Kellwood Company, LLC on November 27, 2013, immediately prior to the consummation of our initial public offering. Vince Intermediate Holding, LLC repaid the Kellwood Note Receivable on the same day, using net proceeds from our initial public offering and net borrowings under the Term Loan Facility. No interest accrued under the Kellwood Note Receivable as the Kellwood Note Receivable was repaid on the date of issuance.

Debt Recovery Bonus to Our Chief Executive Officer

Our CEO received a debt recovery bonus of $6,000 (which included $440 of a prior unpaid debt recovery bonus) in connection with the repayment of certain Kellwood indebtedness, calculated as 4.4% of the related debt recovery, on November 27, 2013. Kellwood used proceeds from the repayment of the Kellwood Note Receivable to pay this bonus to our CEO at the closing of our initial public offering.

Earnout Agreement

In connection with the acquisition of the Vince business, Kellwood entered into an earnout agreement with CRL Group (former owners of the Vince business) providing for contingent earnout payments as additional consideration for the purchase of substantially all of the assets and properties of CRL Group (the “Earnout Agreement”). Rea Laccone, our founder and former Chief Executive Officer, is a member of the CRL Group. The Earnout Agreement provides for the payment of contingent annual earnout payments to CRL Group for five periods between 2007 and 2011, with the contingent amounts earned based on the amount of net sales and gross margin in each such period. The Earnout Agreement also provides for a cumulative contingent payment based on the amount of net sales during the Earnout Agreement period. Kellwood made payments under the Earnout Agreement of $806, and $58,456 during fiscal 2012 and fiscal 2011, respectively. No amounts were paid to Ms. Laccone under the Earnout Agreement for fiscal 2013.

Certain Indebtedness to affiliates of Sun Capital

We had substantial indebtedness owed to affiliates of Sun Capital after giving effect to the acquisition of Kellwood Company by affiliates of Sun Capital Partners, Inc. in February 2008 under the Sun Promissory Notes and Sun Capital Loan Agreement (as defined in Note 7). Subsequent to 2008, Kellwood Company made borrowings under the Sun Term Loan Agreements (as defined in Note 3) to fund negative cash flows of the non-Vince business. All amounts owed by Vince Holding Corp. under these agreements were discharged as of February 1, 2014, as further discussed below.

On December 28, 2012, Sun Kellwood Finance waived all interest capitalized and accrued under the Sun Promissory notes prior to July 19, 2012. Additionally, Sun Kellwood Finance and SCSF Finance waived all interest capitalized and accrued under the Sun Capital Loan Agreement prior to July 19, 2012. As all parties were under the common control of affiliates of Sun Capital, both transactions resulted in capital contributions of $270,852 and $18,249 for the Sun Promissory Notes and Sun Capital Loan Agreement, respectively. The capital contributions were recorded as adjustments to additional paid in capital on our Consolidated Balance Sheet as of February 2, 2013. These transactions had no significant income tax consequences. The remaining principal and capitalized PIK interest owed under these agreements of $391,434 were reported within long-term debt on the Consolidated Balance Sheet as of February 2, 2013.

On June 18, 2013, Sun Kellwood Finance and SCSF Finance assigned all title and interest in both the Sun Promissory Notes and note under our Sun Capital Loan Agreement to Sun Cardinal, LLC. Immediately following the assignment of these notes, Sun Cardinal contributed all outstanding principal and interest due under these notes as of June 18, 2013 to the capital of Vince Holding Corp. As all parties were under the common control of Sun Capital at such time, these transactions were recorded in the second quarter of fiscal 2013 as increases to Vince Holding Corp.’s additional paid in capital in the amounts of $334,595 and $72,932 for the Sun Promissory Notes and Sun Capital Loan Agreement, respectively. As a result, Vince Holding Corp. has been discharged of all obligations under both agreements. See Note 7. Immediately prior to the Restructuring Transactions, affiliates of Sun Capital contributed $38,683 of principal under the Sun Term Loan Agreements to the capital of Kellwood Company.

On November 27, 2013, subsequent to the closing of the IPO and in connection with the Restructuring Transactions, all remaining debt obligations to affiliates of Sun Capital under the Sun Term Loan Agreements were retained by Kellwood Company, amounting to $83,355 (including accrued interest). Kellwood Company immediately discharged all obligations under these agreements through the application of a portion of the Kellwood Note Receivable proceeds. See Note 3.

Management Services Agreement

In connection with the acquisition of Kellwood Company by affiliates of Sun Capital in 2008, Sun Capital Partners Management V, LLC, an affiliate of Sun Capital, entered into the Management Services Agreement (the “Management Services Agreement”) with Kellwood Company. Under this agreement, Sun Capital Management provided Kellwood Company with consulting and advisory services, including services relating to financing alternatives, financial reporting, accounting and management information systems. In exchange, Kellwood Company reimbursed Sun Capital Management for reasonable out-of-pocket expenses incurred in connection with providing consulting and advisory services, additional and customary and reasonable fees for management consulting services provided in connection with corporate events, and also paid an annual management fee equal to $2,200 which was prepaid in equal quarterly installments, a portion of which was charged to the Vince business. We reported $404, $779 and $478 for management fees to Sun Capital in other expense, net, in the Consolidated Statements of Operations for fiscal 2013, fiscal 2012, and fiscal 2011, respectively. The remaining fees charged to the non-Vince businesses of $1,537, $1,668, and $1,949 are included within net loss from discontinued operations in the Consolidated Statements of Operations for fiscal 2013, fiscal 2012, and fiscal 2011, respectively.

Upon the consummation of certain corporate events involving Kellwood Company or its direct or indirect subsidiaries, Kellwood Company was required to pay Sun Capital Management a transaction fee in an amount equal to 1% of the aggregate consideration paid to or by Kellwood Company and any of its direct or indirect subsidiaries or stockholders. We incurred no material transaction fees payable to Sun Capital Management during all periods presented on the Consolidated Statement of Operations. We reported $926 for outstanding transaction fees within Long-term liabilities of discontinued operations on the Consolidated Balance Sheet as of February 2, 2013.

On November 27, 2013, in connection with the closing of the IPO and Restructuring Transactions, VHC was released from the terms of the Management Services Agreement between Kellwood Company and Sun Capital Management.

Sun Capital Consulting Agreement

On November 27, 2013, we entered into an agreement with Sun Capital Management to (i) reimburse Sun Capital Management or any of its affiliates providing consulting services under the agreement for out-of-pocket expenses incurred in providing consulting services to us and (ii) provide Sun Capital Management with customary indemnification for any such services.

The agreement is scheduled to terminate on the tenth anniversary of our initial public offering (i.e. November 27, 2023). Under the consulting agreement, we have no obligation to pay Sun Capital Management or any of its affiliates any consulting fees other than those which are approved by a majority of our directors that are not affiliated with Sun Capital. To the extent such fees are approved in the future, we will be obligated to pay such fees in addition to reimbursing Sun Capital Management or any of its affiliates that provide us services under the consulting agreement for all reasonable out-of-pocket fees and expenses incurred by such party in connection with the provision of consulting services under the consulting agreement and any related matters. Reimbursement of such expenses shall not be conditioned upon the approval of a majority of our directors that are not affiliated with Sun Capital Management, and shall be payable in addition to any fees that such directors may approve.

Neither Sun Capital Management nor any of its affiliates are liable to us or our affiliates, securityholders or creditors for (1) any liabilities arising out of, related to, caused by, based upon or in connection with the performance of services under the consulting agreement, unless such liability is proven to have resulted directly and primarily from the willful misconduct or gross negligence of such person or (2) pursuing any outside activities or opportunities that may conflict with our best interests, which outside activities we consent to and approve under the consulting agreement, and which opportunities neither Sun Capital Management nor any of its affiliates will have any duty to inform us of. In no event will the aggregate of any liabilities of Sun Capital Management or any of its affiliates exceed the aggregate of any fees paid under the consulting agreement.

In addition, we are required to indemnify Sun Capital Management, its affiliates and any successor by operation of law against any and all liabilities, whether or not arising out of or related to such party’s performance of services under the consulting agreement, except to the extent proven to result directly and primarily from such person’s willful misconduct or gross negligence. We are also required to defend such parties in any lawsuits which may be brought against such parties and advance expenses in connection therewith. In the case of affiliates of Sun Capital Management that have rights to indemnification and advancement from affiliates of Sun Capital, we agree to be the indemnitor of first resort, to be liable for the full amounts of payments of indemnification required by any organizational document of such entity or any agreement to which such entity is a party, and that we will not make any claims against any affiliates of Sun Capital Partners for contribution, subrogation, exoneration or reimbursement for which they are liable under any organizational documents or agreement. Sun Capital Management may, in its sole discretion, elect to terminate the consulting agreement at any time. We may elect to terminate the consulting agreement if SCSF Cardinal, Sun Cardinal or any of their respective affiliates’ aggregate ownership of our equity securities falls below 30%.

Indemnification Agreements

We entered into indemnification agreements with each of our executive officers and directors on November 27, 2013. The indemnification agreements provide the executive officers and directors with contractual rights to indemnification, expense advancement and reimbursement, to the fullest extent permitted under the DGCL.

Amended and Restated Certificate of Incorporation

Our amended and restated certificate of incorporation provides that for so long as affiliates of Sun Capital own 30% or more of our outstanding shares of common stock, Sun Cardinal, a Sun Capital affiliate, has the right to designate a majority of our board of directors. For so long as Sun Cardinal has the right to designate a majority of our board of directors, the directors designated by Sun Cardinal are expected to constitute a majority of each committee of our board of directors (other than the Audit Committee), and the chairman of each of the committees (other than the Audit Committee) is expected to be a director serving on the committee who is selected by affiliates of Sun Capital, provided that, at such time as we are not a “controlled company” under the NYSE corporate governance standards, our committee membership will comply with all applicable requirements of those standards and a majority of our board of directors will be “independent directors,” as defined under the rules of the NYSE, subject to any applicable phase in requirements.

Note 16. Subsequent Event

On March 27, 2014 the Company made a voluntary pre-payment of $5,000 on the Term Loan Facility.

Note 17. Quarterly Financial Information (unaudited)

Summarized quarterly financial results for fiscal 2013 and fiscal 2012 (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2013:
Net sales	$40,363	$74,294	$85,755	$87,758
Gross profit	17,513	33,638	41,723	40,142
Net income (loss) from continuing operations	(9,779)	8,395	16,468	8,311
Net loss from discontinued operations, net of tax	(5,330)	(18,929)	(18,827)	(7,729)
Net income (loss)	(15,109)	(10,534)	(2,359)	582
Net income (loss) per share-basic(1):
Continuing operations	$(0.37)	$0.32	$0.63	$0.24
Discontinued operations	$(0.20)	$(0.72)	$(0.72)	$(0.22)
Net income (loss) per share-diluted(1):
Continuing operations	$(0.37)	$0.32	$0.62	$0.24
Discontinued operations	$(0.20)	$(0.72)	$(0.72)	$(0.22)
Fiscal 2012(2):
Net sales	$33,376	$57,155	$76,990	$72,831
Gross profit	14,777	25,635	35,118	32,666
Net income (loss) from continuing operations	(23,244)	(13,373)	5,702	1,220
Net loss from discontinued operations, net of tax	(23,911)	(20,679)	(20,597)	(12,827)
Net loss	(47,155)	(34,052)	(14,895)	(11,607)
Net income (loss) per share-basic(1):
Continuing operations	$(0.89)	$(0.51)	$0.22	$0.05
Discontinued operations	$(0.91)	$(0.79)	$(0.79)	$(0.49)
Net income (loss) per share-diluted(1):
Continuing operations	$(0.89)	$(0.51)	$0.22	$0.05
Discontinued operations	$(0.91)	$(0.79)	$(0.79)	$(0.49)

(1)	The sum of the quarterly earnings per share may not equal the full-year amount as the computation of weighted-average number of shares outstanding for each quarter and the full-year are performed independently.
(2)	Fiscal 2012 consisted of 53 weeks, with the additional week included in the Fourth Quarter of Fiscal 2012.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Description	Beginning of Period	Expense Charges, net of Reversals	Deductions and Write- offs, net of Recoveries		End of Period
Sales Allowances
Fiscal 2013	(7,179)	(39,171)	37,085		(9,265)
Fiscal 2012	(4,347)	(29,400)	26,568		(7,179)
Fiscal 2011	(2,540)	(17,916)	16,109		(4,347)
Allowance for Doubtful Accounts
Fiscal 2013	(279)	(249)	175		(353)
Fiscal 2012	(450)	(314)	485		(279)
Fiscal 2011	(244)	(319)	113		(450)
Valuation Allowance on Deferred Income Taxes
Fiscal 2013	(64,767)	(78,855)	141,779	(a)	(1,843)
Fiscal 2012	(49,933)	(28,362)	13,528		(64,767)
Fiscal 2011	(32,280)	(31,961)	14,308		(49,933)

(a)	The reduction in the Valuation Allowance on Deferred Income Taxes recorded in Fiscal 2013 includes $127,833 that was recognized as in increase to additional paid-in capital in Stockholders’ Equity.