Form 10-Q
period 2014-05-03
VINCE HOLDING CORP.
filed 2014-06-12
CIK 1579157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 2014

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Common Stock	Outstanding at June 6, 2014
Common Stock, $0.01 par value per share	36,723,727 shares

VINCE HOLDING CORP. AND SUBSIDIARIES

DISCLOSURES REGARDING FORWARD LOOKING STATEMENTS

This report on Form 10-Q, and any statements incorporated by reference herein, contains forward-looking statements under the Private Securities Litigation Reform Act of 1995. Such statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “seek,” “anticipate,” “intend,” “estimate,” “plan,” “target,” “project,” “forecast,” “envision” and other similar phrases. Although we believe the assumptions and expectations reflected in these forward-looking statements are reasonable, these assumptions and expectations may not prove to be correct and we may not achieve the financial results or benefits anticipated. These forward-looking statements are not guarantees of actual results. Our actual results may differ materially from those suggested in the forward-looking statements. These forward-looking statements involve a number of risks and uncertainties, some of which are beyond our control, including, without limitation: our ability to remain competitive in the areas of merchandise quality, price, breadth of selection, and customer service; our ability to anticipate and/or react to changes in customer demand and attract new customers; changes in consumer confidence and spending; our ability to maintain projected profit margins; unusual, unpredictable and/or severe weather conditions; the execution and management of our retail store growth, including the availability and cost of acceptable real estate locations for new store openings; the execution and management of our international expansion, including our ability to promote our brand and merchandise outside the U.S. and find suitable partners in certain geographies, our ability to expand our product offerings into new product categories including the ability to find suitable licensing partners; our ability to successfully implement our marketing initiatives; our ability to protect our trademarks in the U.S. and internationally; our ability to maintain the security of electronic and other confidential information; serious disruptions and catastrophic events; changes in global economies and credit and financial markets; competition; our ability to attract and retain key personnel; commodity, raw material and other cost increases; compliance with laws, regulations and orders; changes in laws and regulations; outcomes of litigation and proceedings and the availability of insurance, indemnification and other third-party coverage of any losses suffered in connection therewith; tax matters and other factors as set forth from time to time in our Securities and Exchange Commission filings, including those described in this report on Form 10-Q and our 2013 annual report on Form 10-K filed with the Securities and Exchange Commission on April 4, 2014 (our “2013 Annual Report on Form 10-K”) under “Item 1A—Risk Factors.” We intend these forward-looking statements to speak only as of the time of this report on Form 10-Q and do not undertake to update or revise them as more information becomes available.

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data, unaudited)

	May 3, 2014	February 1, 2014
Assets

Current assets:
Cash and cash equivalents	$21,789	$21,484
Trade receivables, net	13,535	40,198
Inventories, net	31,850	33,956
Prepaid expenses and other current assets	11,787	8,093

Total current assets	78,961	103,731
Property, plant and equipment, net	14,053	13,615
Intangible assets, net	110,093	110,243
Goodwill	63,746	63,746
Deferred income taxes and other assets	121,738	123,007

Total assets	$388,591	$414,342

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$16,272	$23,847
Accrued salaries and employee benefits	2,534	5,425
Other accrued expenses	8,957	9,061

Total current liabilities	27,763	38,333
Long-term debt	150,000	170,000
Deferred income taxes and other	6,482	3,443
Other liabilities	169,015	169,015

Commitments and contingencies (Note 11)

Stockholders’ equity:
Common Stock at $0.01 par value (100,000,000 shares authorized, 36,723,727 shares issued and outstanding)	367	367
Additional paid-in capital	1,008,945	1,008,549
Accumulated deficit	(973,916)	(975,300)
Accumulated other comprehensive loss	(65)	(65)

Total stockholders’ equity	35,331	33,551

Total liabilities and stockholders’ equity	$388,591	$414,342

See notes to unaudited condensed consolidated financial statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data, unaudited)

	Three Months Ended
	May 3, 2014	May 4, 2013
Net sales	$53,452	$40,363
Cost of products sold	27,041	22,850

Gross profit	26,411	17,513
Selling, general and administrative expenses	21,204	15,613

Income from operations	5,207	1,900
Interest expense, net	2,850	10,624
Other expense, net	50	125

Income (loss) before income taxes	2,307	(8,849)
Provision for income taxes	923	930

Net income (loss) from continuing operations	1,384	(9,779)
Net loss from discontinued operations, net of tax	—	(5,330)

Net income (loss)	$1,384	$(15,109)

Basic earnings (loss) per share:
Net income (loss) from continuing operations	$0.04	$(0.37)
Net loss from discontinued operations	—	(0.21)

Net income (loss)	$0.04	$(0.58)

Diluted earnings (loss) per share:
Net income (loss) from continuing operations	$0.04	$(0.37)
Net loss from discontinued operations	—	(0.21)

Net income (loss)	$0.04	$(0.58)

Weighted average shares outstanding:
Basic	36,723,727	26,211,130
Diluted	38,071,048	26,211,130

See notes to unaudited condensed consolidated financial statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands, unaudited)

	Three Months Ended
	May 3, 2014	May 4, 2013
Net income (loss)	$1,384	$(15,109)
Foreign currency translation adjustment	—	(56)

Comprehensive income (loss)	$1,384	$(15,165)

See notes to unaudited condensed consolidated financial statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands, unaudited)

	Three Months Ended
	May 3, 2014	May 4, 2013
Operating activities
Net income (loss)	$1,384	$(15,109)
Less: Net loss from discontinued operations	—	(5,330)
Add (deduct) items not affecting operating cash flows:
Depreciation	905	382
Amortization of intangible assets	150	150
Amortization of deferred financing costs	265	—
Amortization of deferred rent	385	78
Deferred income taxes	908	923
Share-based compensation expense	396	—
Capitalized PIK Interest	—	10,624
Changes in assets and liabilities:
Receivables, net	26,663	17,556
Inventories, net	2,106	(1,216)
Prepaid expenses and other current assets	(1,100)	(3,727)
Accounts payable and accrued expenses	(10,364)	(12,108)
Other assets and liabilities	59	9

Net cash provided by operating activities—continuing operations	21,757	2,892
Net cash used in operating activities—discontinued operations	—	(11,902)

Net cash provided by (used in) operating activities	21,757	(9,010)

Investing activities
Payments for capital expenditures	(1,338)	(942)

Net cash used in investing activities—continuing operations	(1,338)	(942)
Net cash provided by investing activities—discontinued operations	—	4,998

Net cash (used in)/provided by investing activities	(1,338)	4,056

Financing activities
Payment for Term Loan Facility	(20,000)	—
Fees paid for Term Loan Facility and Revolving Credit Facility	(114)	—

Net cash used in financing activities—continuing operations	(20,114)	—
Net cash provided by financing activities—discontinued operations	—	4,004

Net cash (used in)/provided by financing activities	(20,114)	4,004

Increase (decrease) cash and cash equivalents	305	(950)
Cash and cash equivalents, beginning of period	21,484	1,881

Cash and cash equivalents, end of period	21,789	931
Less cash and cash equivalents of discontinued operations, end of period	—	(671)

Cash and cash equivalents of continuing operations, end of period	$21,789	$260

See notes to unaudited condensed consolidated financial statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands, unaudited)

	Three Months Ended
	May 3, 2014	May 4, 2013
Supplemental Disclosures of Cash Flow Information, continuing operations
Cash payments for interest	$2,571	$—
Cash payments for income taxes, net of refunds	52	5
Supplemental Disclosures of Cash Flow Information, discontinued operations
Cash payments for interest	—	5,879
Cash payments for income taxes, net of refunds	—	7
Supplemental Disclosures of Non-Cash Investing and Financing Activities, continuing operations
Capital expenditures in accounts payable	16	274

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

The historical financial information presented herein as of May 3, 2014 includes only the Vince business and all historical financial information prior to November 27, 2013 includes the Vince business as continuing operations and the non-Vince businesses as a component of discontinued operations.

(A) Description of Business: Vince is a leading contemporary fashion brand known for modern, effortless style and everyday luxury essentials. We reach our customers through a variety of channels, specifically through premier wholesale department stores and specialty stores in the United States (“U.S.”) and select international markets, as well as through our branded retail locations and our website. We design our products in the U.S. and source the vast majority of our products from contract manufacturers outside the U.S., primarily in Asia and South America. Products are manufactured to meet our product specifications and labor standards.

(B) Basis of Presentation: The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. Therefore, these financial statements should be read in conjunction with VHC’s audited financial statements for the fiscal year ended February 1, 2014, as set forth in the 2013 Annual Report on Form 10-K.

The condensed consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries as of May 3, 2014. All intercompany accounts and transactions have been eliminated. The amounts and disclosures included in the notes to the condensed consolidated financial statements, unless otherwise indicated, are presented on a continuing operations basis. In the opinion of management, the financial statements contain all adjustments (consisting solely of normal recurring adjustments) and disclosures necessary to make the information presented therein not misleading. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or the fiscal year as a whole. As used in this report, unless the context requires otherwise, “our,” “us,” “we” and the “Company” refer to VHC and its consolidated subsidiaries.

Certain reclassifications have been made to the prior periods’ financial information in order to conform to the current period’s presentation.

Note 2. The IPO and Restructuring Transactions

Initial Public Offering

On November 27, 2013, VHC completed an initial public offering (the “IPO”) of 10,000,000 shares of VHC common stock at a public offering price of $20.00 per share. The selling stockholders in the offering sold an additional 1,500,000 shares of VHC common stock to the underwriters in the initial public offering. Shares of the Company’s common stock are listed on the New York Stock Exchange under the ticker symbol “VNCE”. VHC received net proceeds of $177,000, after deducting underwriting discounts, commissions and estimated offering expenses from its sale of shares in the initial public offering. The Company retained approximately $5,000 of such proceeds for general corporate purposes and used the remaining net proceeds, together with net borrowings under our new term loan facility to repay a promissory note (the “Kellwood Note Receivable”) issued to Kellwood Company, LLC in connection with the restructuring transactions which occurred immediately prior to the consummation of the IPO (the “Restructuring Transactions”). Proceeds from the repayment of the Kellwood Note Receivable were used to repay or discharge certain existing debt of Kellwood Company.

In connection with the IPO noted above and the Restructuring Transactions described below, we separated the Vince and non-Vince businesses on November 27, 2013. Any and all Kellwood debt obligations outstanding at the time of the transactions either remain with Kellwood Intermediate Holding, LLC and its subsidiaries (i.e. the non-Vince businesses) and/or were discharged, repurchased or refinanced. See information below for a summary of the Company’s new revolving credit facility and term loan facility.

Stock split

In connection with the IPO, VHC’s board of directors approved the conversion of all non-voting common stock into voting common stock on a one-for-one basis, and a 28.5177-for-one split of its common stock. Accordingly, all references to share and per share information in all periods presented have been adjusted to reflect the stock split. The par value per share of common stock was changed to $0.01 per share.

Restructuring Transactions

The following transactions were consummated as part of the Restructuring Transactions:

•	Affiliates of Sun Capital Partners, Inc. (“Sun Capital”) contributed certain indebtedness under the Sun Term Loan Agreements as a capital contribution to Vince Holding Corp. (the “Additional Sun Capital Contribution”);

•	Vince Holding Corp. contributed such indebtedness to Kellwood Company as a capital contribution, at which time such indebtedness was cancelled;

•	Vince Intermediate Holding, LLC was formed and became a direct subsidiary of Vince Holding Corp.;

•	Kellwood Company, LLC (which was converted from Kellwood Company in connection with the Restructuring Transactions) was contributed to Vince Intermediate Holding, LLC;

•	Vince Holding Corp. and Vince Intermediate Holding, LLC entered into the transfer agreement with Kellwood Company, LLC;

•	Kellwood Company, LLC distributed 100% of Vince, LLC’s membership interests to Vince Intermediate Holding, LLC, who issued the Kellwood Note Receivable to Kellwood Company, LLC. Proceeds from the repayment of the Kellwood Note Receivable were used to, among other things, repay, discharge or repurchase indebtedness of Kellwood Company, LLC;

•	Kellwood Holding, LLC was formed by Vince Intermediate Holding, LLC and Vince Intermediate Holding, LLC, through a series of steps, contributed 100% of the membership interests of Kellwood Company, LLC to Kellwood Intermediate Holding, LLC (which was formed as a wholly-owned subsidiary of Kellwood Holding, LLC);

•	100% of the membership interests of Kellwood Holding, LLC were distributed to the Pre-IPO Stockholders (as defined below);

•	Revolving Credit Facility—Vince, LLC entered into a new senior secured revolving credit facility (the “Revolving Credit Facility”). Bank of America, N.A. (“BofA”) serves as administrative agent under the Revolving Credit Facility. This Revolving Credit Facility provides for a revolving line of credit of up to $50,000;

•	Term Loan Facility—Vince, LLC and Vince Intermediate Holding, LLC entered into a new $175,000 senior secured term loan credit facility with the lenders party thereto, BofA, as administrative agent, J.P. Morgan Chase Bank and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers;

•	Shared Services Agreement—Vince, LLC entered into a shared services agreement (the “Shared Services Agreement”) with Kellwood Company, LLC pursuant to which Kellwood Company, LLC provides support services to Vince, LLC in various operational areas including, among other things, distribution, logistics, information technology, accounts payable, credit and collections, and payroll and benefits;

•	Tax Receivable Agreement—The Company entered into a tax receivable agreement (the “Tax Receivable Agreement”) with its stockholders immediately prior to the consummation of the Restructuring Transactions (the “Pre-IPO Stockholders”). The Tax Receivable Agreement provides for payments to the Pre-IPO Stockholders in an amount equal to 85% of the aggregate reduction in taxes payable realized by the Company and its subsidiaries from the utilization of certain tax benefits (including net operating losses and tax credits generated prior to the IPO and certain section 197 intangible deductions); and

•	the conversion of all of our issued and outstanding non-voting common stock into common stock on a one-for-one basis and the subsequent stock split of our common stock on a 28.5177-for-one basis, at which time Apparel Holding Corp. became Vince Holding Corp.

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

Immediately after the consummation of the IPO and as described below, Vince Holding Corp. contributed the net proceeds from the IPO to Vince Intermediate Holding, LLC. Vince Intermediate Holding, LLC used such proceeds, less approximately $5,000 retained for general corporate purposes, and approximately $169,500 of net borrowings under its Term Loan Facility to immediately repay the Kellwood Note Receivable. There was no outstanding balance on the Kellwood Note Receivable after giving effect to such repayment. Proceeds from the repayment of the Kellwood Note Receivable were used to (i) repay, discharge or repurchase indebtedness of Kellwood Company, LLC in connection with the closing of the IPO (including approximately $9,100 of accrued and unpaid interest on such indebtedness), and (ii) pay (A) the restructuring fee payable to Sun Capital Management and (B) the debt recovery bonus payable to our Chief Executive Officer, all after giving effect to the Additional Sun Capital Contribution. The Kellwood Note Receivable did not include amounts outstanding under Kellwood’s revolving credit facility, which was refinanced in connection with consummation of the IPO. Kellwood Company, LLC refinanced the Wells Fargo Facility in connection with the consummation of the IPO. Neither Vince Holding Corp. nor Vince, LLC guarantee or are a borrower party to the refinanced credit facility.

Kellwood Company, LLC used the proceeds from the repayment of the Kellwood Note Receivable to, after giving effect to the Additional Sun Capital Contribution, (i) repay, at closing, all indebtedness outstanding under (A) the Cerberus Term Loan and (B) the Sun Term Loan Agreements, (ii) redeem at par all of the 12.875% Notes, pursuant to an unconditional redemption notice issued at the closing of the IPO, plus, with respect to clauses (i) and (ii), fees, expenses and accrued and unpaid interest thereon, (iii) pay a restructuring fee equal to $3,300 to Sun Capital Partners Management pursuant to a management services agreement, and (iv) pay a debt recovery bonus to our Chief Executive Officer.

In addition, Kellwood Company conducted a tender offer for all of its outstanding 7.625% Notes, at par plus accrued and unpaid interest thereon, using proceeds from the repayment of the Kellwood Note Receivable. On

November 27, 2013, in connection with the closing of the IPO and as an early settlement of the tender offer, Kellwood Company, LLC accepted for purchase (and cancelled) approximately $33,474 in aggregate principal amount of the 7.625% Notes. On December 12, 2013, as part of the final settlement of the tender offer, Kellwood Company, LLC accepted for purchase (and cancelled) an additional $4,670 in aggregate principal amount of the 7.625% Notes. After giving effect to these settlements, approximately $48,808 of the 7.625% Notes remain issued and outstanding; provided, that neither VHC, nor Vince Intermediate Holding, LLC nor Vince, LLC are a guarantor or obligor of such notes.

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

As the Company and Kellwood Holding, LLC were under the common control of affiliates of Sun Capital, this separation transaction resulted in a $73,081 adjustment to additional paid-in capital on our Condensed Consolidated Balance Sheet at February 1, 2014.

As a result of the separation with the non-Vince businesses, the financial results of the non-Vince businesses through the separation date of November 27, 2013, are now included in results from discontinued operations, including the three months ended May 4, 2013. The non-Vince businesses continue to operate as a stand-alone company. Due to differences in the basis of presentation for discontinued operations and the basis of presentation as a stand-alone company, the financial results of the non-Vince businesses included within discontinued operations of the Company may not be indicative of actual financial results of the non-Vince businesses as a stand-alone company.

On November 27, 2013, we entered into a Shared Services Agreement with Kellwood pursuant to which Kellwood provides support services in various operational areas as further discussed in Note 13. Other than the payments for services provided under this agreement, we do not expect any future cash flows related to the non-Vince business.

The separation of the non-Vince businesses was completed on November 27, 2013. Accordingly, there are no results from discontinued operations reflected on the Condensed Consolidated Statement of Operations for the three months ended May 3, 2014. The results of the non-Vince businesses included in discontinued operations for the three months ended May 4, 2013 are summarized in the following table (in thousands).

Three months ended May 4, 2013
Net sales	$130,714
Cost of products sold	102,548

Gross profit	28,166
Selling, general and administrative expenses	31,156
Restructuring, environmental and other charges	844
Interest expense, net	13,679
Other expense (income), net	(693)

Loss before income taxes	(16,820)
Income taxes	(11,490)

Net loss from discontinued operations, net of tax	$(5,330)

Effective tax rate	68.3%

The effective tax rate for the three months ended May 4, 2013 differs from the U.S. statutory rate of 35% primarily due to a release of valuation allowance. The release in valuation allowance is primarily due to the allocation of the disallowed tax loss on the sale of the Baby Phat trademark to intangible assets with indefinite lives resulting in fewer deferred tax liabilities that cannot be offset against deferred tax assets for valuation allowance purposes.

At May 3, 2014 and February 1, 2014, there are no remaining assets or liabilities of the non-Vince businesses reflected in the Condensed Consolidated Balance Sheet.

Note 4. Goodwill and Intangible Assets

Goodwill balances and changes therein subsequent to the February 1, 2014 Condensed Consolidated Balance Sheet are as follows (in thousands):

	Gross Goodwill	Accumulated Impairment	Net Goodwill
Balance as of February 1, 2014	$110,688	$(46,942)	$63,746

Balance as of May 3, 2014	$110,688	$(46,942)	$63,746

Identifiable intangible assets summary (in thousands):

	Gross Amount	Accumulated Amortization	Net Book Value
Balance as of February 1, 2014
Amortizable intangible assets:
Customer relationships	$11,970	$(3,577)	$8,393
Indefinite-lived intangible assets:
Trademark	101,850	—	101,850

Total intangible assets	$113,820	$(3,577)	$110,243

	Gross Amount	Accumulated Amortization	Net Book Value
Balance as of May 3, 2014:
Amortizable intangible assets:
Customer relationships	$11,970	$(3,727)	$8,243
Indefinite-lived intangible assets:
Trademark	101,850	—	101,850

Total intangible assets	$113,820	$(3,727)	$110,093

Amortization of identifiable intangible assets for continuing operations was $150 for three months ended May 3, 2014 and May 4, 2013. The estimated amortization expense for identifiable intangible assets is expected to be $598 for each fiscal year for the next five fiscal years.

Note 5. Fair Value

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

The Company did not have any non-financial assets or non-financial liabilities recognized at fair value on a recurring basis at May 3, 2014 or February 1, 2014. At May 3, 2014 and February 1, 2014, the Company believes that the carrying value of cash and cash equivalents, receivables and accounts payable approximates fair value, due to the short maturity of these instruments. As the Company’s debt obligation as of May 3, 2014 are at variable rates, there is no significant difference between the fair value and carrying value of the Company’s outstanding debt.

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

Note 6. Financing Arrangements

Revolving Credit Facility

On November 27, 2013, Vince, LLC entered into the Revolving Credit Facility in connection with the closing of the IPO and Restructuring Transactions. BofA serves as administrative agent for this new facility. The Revolving Credit Facility provides for a revolving line of credit of up to $50,000 and matures on November 27, 2018. The Revolving Credit Facility also provides for a letter of credit sublimit of $25,000 (plus any increase in aggregate commitments) and for an increase in aggregate commitments of up to $20,000. Vince, LLC is the borrower and VHC and Vince Intermediate Holding, LLC (“Vince Intermediate”) are the guarantors under the new revolving credit facility. Interest is payable on the loans under the Revolving Credit Facility, at either the LIBOR or the Base Rate, in each case, with applicable margins subject to a pricing grid based on an excess availability calculation. The “Base Rate” means, for any day, a fluctuating rate per annum equal to the highest of (i) the rate of interest in effect for such day as publicly announced from time to time by BofA as its prime rate; (ii) the Federal Funds Rate for such day, plus 0.50%; and (iii) the LIBOR Rate for a one month interest period as determined on such day, plus 1.0%. During the continuance of an event of default and at the election of the required lender, interest will accrue at a rate of 2% in excess of the applicable non-default rate.

The Revolving Credit Facility contains a requirement that, at any point when “Excess Availability” is less than the greater of (i) 15% percent of the loan cap or (ii) $7,500, and continuing until Excess Availability exceeds the greater of such amounts for 30 consecutive days, during which time, Vince must maintain a consolidated EBITDA (as defined in the Revolving Credit Facility) equal to or greater than $20,000.

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

As of May 3, 2014, the availability on the Revolving Credit Facility was $45,800 and there were $5,500 of letters of credit outstanding. No borrowings have been made to date.

Note 7. Long-Term Debt

Long-term debt consisted of the following as of May 3, 2014 and February 1, 2014 (in thousands).

	May 3, 2014	February 1, 2014
Term Loan Facility	$150,000	$170,000

Total long-term debt	$150,000	$170,000

Term Loan Facility

On November 27, 2013, in connection with the closing of the IPO and Restructuring Transactions, Vince, LLC and Vince Intermediate entered into the $175,000 Term Loan Facility with the lenders party thereto, BofA, as administrative agent, JPMorgan Chase Bank and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers, and Cantor Fitzgerald as documentation agent. The Term Loan Facility will mature on November 27, 2019. On November 27, 2013, net proceeds from the Term Loan Facility were used, at closing, to repay the Kellwood Note Receivable.

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

The Term Loan Facility contains a requirement that Vince, LLC and Vince Intermediate maintain a “Consolidated Net Total Leverage Ratio” as of the last day of any period of four fiscal quarters not to exceed 3.75 to 1.00 for the fiscal quarters ending February 1, 2014 through November 1, 2014, 3.50 to 1.0 for the fiscal quarters ending January 31, 2015 through October 31, 2015, and 3.25 to 1.00 for the fiscal quarter ending January 30, 2016 and each fiscal quarter thereafter. In addition, the Term Loan Facility contains customary representations and warranties, other covenants, and events of default, including but not limited to, limitations on the incurrence of additional indebtedness, liens, negative pledges, guarantees, investments, loans, asset sales, mergers, acquisitions, prepayment of other debt, the repurchase of capital stock, transactions with affiliates, and the ability to change the nature of its business or its fiscal year, and distributions and dividends. The Term Loan Facility generally permits dividends to the extent that no default or event of default is continuing or would result from the contemplated dividend and the pro forma Consolidated Net Total Leverage Ratio after giving effect to such contemplated dividend is at least 0.25 lower than the maximum Consolidated Net Total Leverage Ratio for such quarter. All obligations under the Term Loan Facility are guaranteed by VHC and any future material domestic restricted subsidiaries of Vince, LLC and secured by a lien on substantially all of the assets of VHC, Vince, LLC and Vince Intermediate and any future material domestic restricted subsidiaries.

The Company made voluntary pre-payments of $5,000 in January 2014 and $20,000 during the quarter ended May 3, 2014 on the Term Loan Facility. As of May 3, 2014 the Company had $150,000 of debt outstanding.

Note 8. Inventory

Inventories of continuing operations consist of the following (in thousands):

	May 3, 2014	February 1, 2014
Finished goods	$31,850	$32,946
Work in process	—	98
Raw materials	—	912

Total inventories, net	$31,850	$33,956

Note 9. Share-Based Compensation

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

Employee Stock Plans

2010 Option Plan

Kellwood Company had convertible equity securities that result in recognition of share-based compensation expense. On June 30, 2010, the board of directors approved the 2010 Option Plan. On November 21, 2013 and as discussed above, VHC assumed Kellwood Company’s remaining obligations under the 2010 Option Plan; provided, that none of the issued and outstanding options (after giving effect to such assumption and the stock split effected as part of the Restructuring Transactions) were exercisable until the consummation of the IPO. Additionally, prior to the consummation of the IPO and after giving effect to the assumption described in this paragraph, VHC and the Vince employees to whom options had been previously granted under the 2010 Option Plan, amended the related grant agreements to eliminate, effective as of the consummation of the IPO, restrictions on the exercisability of the subject employees vested options.

Prior to the IPO, the 2010 Option Plan, as amended, provided for the grant of options to acquire up to 2,752,155 shares of Kellwood Company common stock. We will not grant any future awards under the 2010 Option Plan. Future awards shall be granted under the Vince 2013 Incentive Plan.

Vince 2013 Incentive Plan

In connection with the IPO, the Company adopted the Vince 2013 Incentive Plan (the “Vince 2013 Incentive Plan”), which provides for grants of stock options, stock appreciation rights, restricted stock and other stock-based awards. The aggregate number of shares of common stock which may be issued or used for reference purposes under the Vince 2013 Incentive Plan or with respect to which awards may be granted may not exceed 3,400,000 shares. The shares available for issuance under the plan may be, in whole or in part, either authorized and unissued shares of our common stock or shares of common stock held in or acquired for our treasury. In general, if awards under the Vince 2013 Incentive Plan are for any reason cancelled, or expire or terminate unexercised, the shares covered by such award may again be available for the grant of awards under the Vince 2013 Incentive Plan. As of May 3, 2014, there were 3,039,200 shares under the Vince 2013 Incentive Plan available for future grants.

A summary of stock option activity is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)
Outstanding at February 1, 2014	2,289,530	$8.26	8.8
Granted	—	$—
Exercised	—	$—
Forfeited or expired	(6,123)	$20.00

Outstanding at May 3, 2014	2,283,407	$8.23	8.6

Vested or expected to vest at May 3, 2014	2,277,410	$8.23

Exercisable at May 3, 2014	318,464	$5.89

The Company has also issued restricted stock units to its non-employee directors and directors not affiliated with Sun Capital under the Vince 2013 Incentive Plan. During the three months ended May 3, 2014, the Company granted 2,966 restricted stock units, resulting in 10,466 nonvested restricted stock units outstanding at May 3, 2014.

Share-based compensation expense which is reflected in selling, general and administrative expenses was $396 for the three months ended May 3, 2014.

Note 10. Earnings Per Share

All share information presented below and herein has been adjusted to reflect the stock split approved by VHC’s board of directors as of November 27, 2013. The three months ended May 3, 2014 includes the impact of 10,000,000 shares issued by the Company on November 21, 2013. As the quarter ended May 4, 2013 included a net loss, there were no dilutive securities as the impact would have been anti-dilutive.

The following is a reconciliation of basic shares to diluted shares:

	Three Months Ended
	May 3, 2014	May 4, 2013
Weighted-average shares—basic	36,723,727	26,211,130
Effect of dilutive equity securities	1,347,321	—

Weighted-average shares—diluted	38,071,048	26,211,130

Note 11. Commitments and Contingencies

We are currently party to various legal proceedings. While management currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse impact on our financial position or results of operations or cash flows, litigation is subject to inherent uncertainties.

Note 12. Segment Financial Information

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

The accounting policies of our segments are consistent with those described in Note 1 to the audited Consolidated Financial Statements of Vince Holding Corp. for the year ended February 1, 2014 included in the 2013 Annual Report on Form 10-K filed with the SEC on April 4, 2014. Unallocated corporate expenses are comprised of selling, general, and administrative expenses attributable to corporate and administrative activities, and other charges that are not directly attributable to our operating segments. Unallocated corporate assets are comprised of capitalized deferred financing costs, the carrying values of our goodwill and unamortized trademark, debt and deferred tax assets, and other assets that will be utilized to generate revenue for both of our reportable segments.

Our wholesale segment sells apparel to our direct-to-consumer segment at cost. The wholesale intercompany sales of $2,030 and $2,426 have been excluded from the net sales totals presented below for the three months ended May 3, 2014 and May 4, 2013, respectively. Furthermore, as intercompany sales are sold at cost, no intercompany profit is reflected in operating income presented below.

Summary information for our operating segments is presented below (in thousands).

	Three months ended
	May 3, 2014	May 4, 2013
Net Sales
Wholesale	$37,322	$28,971
Direct-to-consumer	16,130	11,392

Total net sales	$53,452	$40,363

Operating Income
Wholesale	$13,078	$7,448
Direct-to-consumer	2,477	2,035

Subtotal	15,555	9,483
Unallocated expenses	(10,348)	(7,583)

Total operating income	$5,207	$1,900

Capital Expenditures
Wholesale	$90	$125
Direct-to-consumer	1,115	817
Unallocated corporate	133	—

Total capital expenditures	$1,338	$942

	May 3, 2014	February 1, 2014
Total Assets
Wholesale	$50,381	$78,122
Direct-to-consumer	23,395	24,169
Unallocated corporate	314,815	312,051

Total assets	$388,591	$414,342

Note 13. Related Party Transactions

Shared Services Agreement

On November 27, 2013, Vince, LLC entered into the Shared Services Agreement pursuant to which Kellwood Company, LLC provides support services in various operational areas including, among other things, e-commerce operations, distribution, logistics, information technology, accounts payable, credit and collections and payroll and benefits.

We are invoiced by Kellwood monthly for these amounts and generally are required to pay within 15 business days of receiving such invoice. The payments will be trued-up and can be disputed once each fiscal quarter. As of May 3, 2014, we have recorded $1,240 in other accrued expenses to recognize amounts payable to Kellwood under the Shared Services Agreement.

Tax Receivable Agreement

Vince Holding Corp. entered into a Tax Receivable Agreement with the Pre-IPO Stockholders on November 27, 2013. We and our former subsidiaries have generated certain tax benefits (including NOLs and tax credits) prior to the restructuring transactions consummated in connection with our initial public offering and will generate certain section 197 intangible deductions (the “Pre-IPO Tax Benefits”), which would reduce the actual liability for taxes that we might otherwise be required to pay. The Tax Receivable Agreement provides for payments to the Pre-IPO Stockholders in an amount equal to 85% of the aggregate reduction in taxes payable realized by us and our subsidiaries from the utilization of the Pre-IPO Tax Benefits (the “Net Tax Benefit”).

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

As of May 3, 2014 we have recorded $173,146 to recognize our obligation under the Tax Receivable Agreement, which has a term of ten years, and was recorded as an adjustment to additional paid-in capital on our Condensed Consolidated Balance Sheet as of May 3, 2014. Approximately $4,131 is recorded as a component of other accrued expenses and $169,015 as other liabilities on our Condensed Consolidated Balance Sheet as of May 3, 2014.

Sun Capital Consulting Agreement

On November 27, 2013, we entered into an agreement with Sun Capital Management to (i) reimburse Sun Capital Management or any of its affiliates providing consulting services under the agreement for out-of-pocket expenses incurred in providing consulting services to us and (ii) provide Sun Capital Management with customary indemnification for any such services.

During the quarter ended May 3, 2014 we paid Sun Capital Management approximately $39 for reimbursement of expenses under the Sun Capital Consulting Agreement.

PART I—FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes our consolidated operating results, financial condition and liquidity during each of the three month periods ended May 3, 2014 and May 4, 2013, respectively. The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report on Form 10-Q.

On November 27, 2013, Vince Holding Corp. completed an initial public offering (the “IPO”) of 10,000,000 shares of common stock and completed a series of restructuring transactions which occurred immediately prior to the IPO (the “Restructuring Transactions”). As a result of the IPO and Restructuring Transactions, the non-Vince businesses were separated from the Vince business. The Vince business is now the sole operating business of Vince Holding Corp. Historical financial information for the non-Vince businesses has been included as discontinued operations until the businesses were separated on November 27, 2013.

This discussion contains forward-looking statements involving risks, uncertainties and assumptions that could cause our results to differ materially from expectations. Factors that might cause such differences include those described under “Item 1A—Risk Factors,” “Disclosures Regarding Forward-Looking Statements” and elsewhere in this report on Form 10-Q as well as in our 2013 Annual Report on Form 10-K.

Executive Overview

Vince is a leading contemporary fashion brand known for modern, effortless style and everyday luxury essentials. Founded in 2002, Vince has generated strong sales momentum over the last decade. We believe that we will achieve continued success by expanding our product assortment distributed through premier wholesale partners in the U.S. and select international markets, as well as in our own branded retail locations and on our e-commerce platform.

As of May 3, 2014, we sold our products through 2,350 doors through our wholesale partners in the U.S. and international markets and we operated 28 retail stores, including 22 full price stores and six outlet stores, throughout the United States.

The following is a summary of highlights during the three months ended May 3, 2014:

•	We made a pre-payment of $20.0 million on the Term Loan Facility. As of May 3, 2014 we had $150.0 million of debt outstanding.

•	Our net sales totaled $53.5 million, reflecting a 32.4% increase over prior year net sales of $40.4 million.

•	Our wholesale net sales increased 28.8% to $37.3 million and our direct-to-consumer net sales increased 41.6% to $16.1 million.

•	Operating income increased 174% to $5.2 million, to 9.7% of net sales.

•	We took possession of our new office space in New York City as part of our plan to consolidate our New York offices into one location by the end of fiscal 2014.

We serve our customers through a variety of channels that reinforce the Vince brand image. Our diversified channel strategy allows us to introduce our products to customers through multiple distribution points that are reported in two segments: wholesale and direct-to-consumer. The following is a summary of our wholesale and direct-to-consumer net sales for the three months ended May 3, 2014 and May 4, 2013, respectively (in thousands):

	Three months ended
	May 3, 2014	May 4, 2013
Net Sales By Segment:
Wholesale	$37,322	$28,971
Direct-to-consumer	16,130	11,392

Total Net sales	$53,452	$40,363

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

While we believe our growth strategy offers significant opportunities, it also presents risks and challenges, including among others, the risks that we may not be able to hire and train qualified associates, that our new product offerings and expanded sales channels may not maintain or enhance our brand image and that our distribution facilities and information systems may not be adequate to support our growth plans. For a more complete discussions of risks facing our business see “Item 1A—Risk Factors” of this report on Form 10-Q as well as in our 2013 Annual Report on Form 10-K.

Results of Operations

Three Months ended May 3, 2014 Compared to Three Months ended May 4, 2013

The following table presents, for the periods indicated, our operating results as a percentage of net sales as well as earnings per share data (dollars in thousands, except per share data):

	Three months ended
	May 3, 2014		May 4, 2013		Variances
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	Percent
Statements of Operations:
Net sales	$53,452	100.0%	$40,363	100.0%	$13,089	32.4%
Cost of products sold	27,041	50.6	22,850	56.6	4,191	18.3

Gross profit	26,411	49.4	17,513	43.4	8,898	50.8
Selling, general and administrative expenses	21,204	39.7	15,613	38.7	5,591	35.8

Income from operations	5,207	9.7	1,900	4.7	3,307	174.1
Interest expense, net	2,850	5.3	10,624	26.3	(7,774)	(73.2)
Other expense, net	50	0.1	125	0.3	(75)	(60.0)

Income (loss) before income taxes	2,307	4.3	(8,849)	(21.9)	11,156	126.1
Provision for income taxes	923	1.7	930	2.3	(7)	(0.8)

Net income (loss) from continuing operations	1,384	2.6	(9,779)	(24.2)	11,163	114.2
Net loss from discontinued operations, net of tax	—	—	(5,330)	(13.2)	5,330	100.0

Net income (loss)	$1,384	2.6%	$(15,109)	(37.4)%	$16,493	109.2%

Basic earnings (loss) per share:
Net income (loss) from continuing operations	$0.04		$(0.37)
Net loss from discontinued operations, net of tax	—		(0.21)

Net income (loss)	$0.04		$(0.58)

Diluted earnings (loss) per share:
Net income (loss) from continuing operations	$0.04		$(0.37)
Net loss from discontinued operations, net of tax	—		(0.21)

Net income (loss)	$0.04		$(0.58)

Other Operating and Financial Data:
Total wholesale doors at end of period	2,350		2,145
Total stores at end of period	28		22
Comparable stores growth	11.1%		34.3%

Net Sales for the three months ended May 3, 2014 were $53.5 million, increasing $13.1 million, or 32.4%, versus $40.4 million for the three months ended May 4, 2013. The increase in net sales compared to the prior year is primarily due to an increase in volume across both of our business segments.

	Net Sales by Segment
	Three Months Ended
	May 3, 2014	May 4, 2013
(in thousands)
Wholesale	$37,322	$28,971
Direct-to-consumer	16,130	11,392

Total Net Sales	$53,452	$40,363

Net sales from our wholesale segment increased $8.3 million, or 28.8%, to $37.3 million in the three months ended May 3, 2014 from $29.0 million in the three months ended May 4, 2013. We increased volume with each of our top four premier wholesale partners through increased sales productivity in existing doors, and the opening of 13 additional shop-in-shops with our domestic and international partners. Additionally, we sell our products through two international free-standing stores operated by our distribution partners, one in Tokyo that opened in the fall of 2013, and one in Istanbul that opened in the spring of 2014.

Net sales from our direct-to-consumer segment increased $4.7 million, or 41.6%, to $16.1 million in the three months ended May 3, 2014 from $11.4 million in the three months ended May 4, 2013. This sales growth was due to (i) comparable retail store sales growth of 11.1% contributing $0.9 million, (ii) opening six net new stores as compared to the prior year (bringing our total retail store count to 28 as of May 3, 2014, compared to 22 as of May 4, 2013) inclusive of non-comparable sales growth contributing $3.3 million, and (iii) e-commerce sales growth contributing $0.5 million.

Gross Profit/Gross Margin rate increased 600 basis points to 49.4% for the three months ended May 3, 2014 compared to 43.4% for the three months ended May 4, 2013. The total margin rate increase was driven by a higher percentage of our sales coming from the direct-to-consumer segment, in which we generally recognize higher margins, an improved mix across higher margin product assortment and increased percentage of full-price sales in our wholesale segment. For the three months ended May 4, 2013, the margin rate was unfavorably impacted by approximately 370 basis points due to the recognition of increased inventory reserves.

Selling, general and administrative expenses (“SG&A”) for the three months ended May 3, 2014 were $21.2 million, increasing $5.6 million, or 35.8%, versus $15.6 million for the three months ended May 4, 2013. The increase in SG&A expenses compared to the prior year period is primarily due to:

•	Increase in compensation expense of $2.6 million, including share-based and incentive compensation, employee benefits and related increases due to hiring and retaining additional employees to support our growth plans;

•	Increase in rent and occupancy costs of $0.9 million due primarily to new retail store openings;

•	Increase in marketing, advertising and promotional expenses of $0.8 million to support our brand awareness growth efforts;

•	Increase in public company expenses of $0.6 million due to costs incurred to be a stand-alone public company;

•	Increase in depreciation expense of $0.5 million due to new stores and shop-in-shop investments;

•	Decrease in public company transition costs of $1.3 million incurred in the prior year in preparation for our IPO that was completed on November 27, 2013; and

•	Increase in other costs of $1.5 million consisting of increases in areas such as design & development, travel and consulting.

	Operating Income by Segment
	Three Months Ended
	May 3, 2014	May 4, 2013
(in thousands)
Wholesale	$13,078	$7,448
Direct-to-consumer	2,477	2,035

Subtotal	15,555	9,483
Unallocated expenses	(10,348)	(7,583)

Total operating income	$5,207	$1,900

Operating income from our wholesale segment increased $5.7 million, or 75.6%, to $13.1 million in the three months ended May 3, 2014 from $7.4 million in the three months ended May 4, 2013. This increase was driven primarily from the sales volume increase of $8.3 million as noted above. Our wholesale segment operating expenses increased slightly and, as a result, these expenses decreased as a percentage of wholesale net sales as our expenses grew at a much lower rate than our rate of sales growth.

Operating income from our direct-to-consumer segment increased $0.5 million, or 21.7% to $2.5 million in the three months ended May 3, 2014 from $2.0 million in the three months ended May 4, 2013. The increase resulted primarily from the sales volume increase of $4.7 million as noted above which more than offset the additional operating expenses incurred, primarily as a result of opening new stores, during the period to support our sales growth.

Interest expense for the three months ended May 3, 2014 was $2.9 million, decreasing $7.7 million, or 73.2%, versus $10.6 million for the three months ended May 4, 2013. Interest expense decreased as we had lower average debt balances period over period. The decrease in overall debt balances was primarily due to certain affiliates of Sun Capital contributing certain outstanding indebtedness to the Company in June 2013, thus eliminating interest expense on approximately $407.5 million in debt at that time. On November 27, 2013, in connection with the IPO and Restructuring Transactions, we entered into the Term Loan Facility and the Revolving Credit Facility. Annual interest expense is estimated to be $11.6 million assuming $175.0 million outstanding borrowings under the Term Loan Facility. As voluntary pre-payments are made on the Term Loan Facility there will be corresponding reductions in annualized interest expense.

Other expense, net, was $0.1 million for the three months ended May 3, 2014 and the three months ended May 4, 2013.

Provision for income taxes for the three months ended May 3, 2014 and May 4, 2013 was $0.9 million. Our effective tax rate on pretax income for the three months ended May 3, 2014 and the three months ended May 4, 2013 was 40.0% and 10.5%, respectively. The rate for the three months ended May 4, 2013 differed from the U.S. statutory rate of 35.0% primarily due to state taxes, nondeductible interest and changes in our valuation allowances.

Net loss from discontinued operations

The separation of the non-Vince businesses was completed on November 27, 2013. Accordingly, there are no results from discontinued operations reflected in the Condensed Consolidated Statement of Operations for the three months ended May 3, 2014. Net loss from discontinued operations was $5.3 million for the three months ended May 4, 2013.

Net income (loss)

Net income was $1.4 million for the three months ended May 3, 2014, increasing $16.5 million from a net loss of $15.1 million for the three months ended May 4, 2013. The reduction in our net loss was primarily due to increased income from operations of $3.3 million, reduced interest expense of $7.8 million and a lower net loss from discontinued operations of $5.3 million.

Discontinued Operations

On November 27, 2013, in connection with the IPO and Restructuring Transactions, we separated the Vince and non-Vince businesses whereby the non-Vince businesses are now owned by Kellwood Holding, LLC, of which 100% of the membership interests are owned by the Pre-IPO Stockholders. As the Company and Kellwood Holding, LLC were under the common control of affiliates of Sun Capital, this separation transaction resulted in a $73.1 million adjustment to additional paid-in capital on our Condensed Consolidated Balance Sheet at February 1, 2014.

As a result of the separation with the non-Vince businesses, the financial results for the non-Vince businesses, through the separation, on November 27, 2013, are now included in results from discontinued operations, including the three months ended May 4, 2013. The non-Vince businesses continue to operate as a stand-alone company. Due to differences in the basis of presentation for discontinued operations and the basis of presentation as a stand-alone company, the financial results of the non-Vince businesses included within discontinued operations of the Company may not be indicative of actual financial results of the non-Vince businesses as a stand-alone company.

Net loss from discontinued operations—Three Months Ended May 3, 2014 Compared to Three Months Ended May 4, 2013

The separation of the non-Vince businesses was completed on November 27, 2013. Accordingly, there are no results from discontinued operations reflected on the Condensed Consolidated Statement of Operations for the three months ended May 3, 2014. The results of the non-Vince businesses included in discontinued operations for the three months ended May 4, 2013 are summarized in the following table (in thousands, except effective tax rates).

Three months ended May 4, 2013
Net sales	$130,714
Cost of products sold	102,548

Gross profit	28,166
Selling, general and administrative expenses	31,156
Restructuring, environmental and other charges	844
Interest expense, net	13,679
Other expense (income), net	(693)

Loss before income taxes	(16,820)
Income taxes	(11,490)

Net loss from discontinued operations, net of tax	$(5,330)

Effective tax rate	68.3%

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

On November 27, 2013, in connection with the consummation of the IPO and Restructuring Transactions, all previously outstanding debt obligations either remained with Kellwood Company, LLC (i.e. the non-Vince businesses) or were discharged, repurchased or refinanced. In connection with the consummation of these transactions, Vince Holding Corp. entered into the Term Loan Facility and Revolving Credit Facility, which are discussed further below.

Operating Activities

	Three Months Ended
	May 3, 2014	May 4, 2013
(in thousands)
Operating activities
Net income (loss)	$1,384	$(15,109)
Less: Net loss from discontinued operations	—	(5,330)
Add (deduct) items not affecting operating cash flows:
Depreciation	905	382
Amortization of intangible assets	150	150
Amortization of deferred financing costs	265	—
Amortization of deferred rent	385	78
Deferred income taxes	908	923
Share-based compensation expense	396	—
Capitalized PIK Interest	—	10,624
Changes in assets and liabilities:
Receivables, net	26,663	17,556
Inventories, net	2,106	(1,216)
Prepaid expenses and other current assets	(1,100)	(3,727)
Accounts payable and accrued expenses	(10,364)	(12,108)
Other assets and liabilities	59	9

Net cash provided by operating activities—continuing operations	21,757	2,892
Net cash used in operating activities—discontinued operations	—	(11,902)

Net cash provided by / (used in) operating activities	$21,757	$(9,010)

Continuing operations

Net cash provided by operating activities during the three months ended May 3, 2014 was $21.8 million, which consisted of net income of $1.4 million, impacted by non-cash items of $3.0 million and cash provided by working capital of $17.4 million. Net cash used in working capital primarily resulted from a $26.7 million decrease in receivables due to the collection of year end receivables, as well as a decrease in inventory, net of $2.1 million due to timing of inventory receipts. This was offset in part by net decreases in accounts payable and accrued expenses of $10.4 million due to timing of payments to vendors and an increase in prepaid expenses and other current assets of $1.1 million.

Net cash provided by operating activities during the three months ended May 4, 2013 was $2.9 million, which consisted of net loss of $9.8 million, impacted by non-cash items of $12.1 million and cash used in working capital of $0.5 million. Non-cash expenses primarily consisted of PIK interest expense of $10.6 million.

Net cash used in working capital primarily resulted from a $17.6 million decrease in receivables due to the collection of year end receivables. This was offset in part by increases in inventory, net of $1.2 million due to timing of inventory receipts, an increase in prepaid expenses and other current assets of $3.7 million, and a net decrease in accounts payable and other accrued expenses due to timing of payments to vendors.

Discontinued operations

The separation of the non-Vince businesses was completed on November 27, 2013. Vince has no discontinued operations at May 3, 2014 or February 1, 2014. Accordingly, there are no cash flows from operating activities of discontinued operations for the three months ended May 3, 2014.

Net cash used in operating activities for the three months ended May 4, 2013 was $11.9 million, which consisted of net loss of $5.3 million adjusted for noncash charges of $6.6 million.

Investing Activities

	Three Months Ended
	May 3, 2014	May 4, 2013
(in thousands)
Investing activities
Payments for capital expenditures	$(1,338)	$(942)

Net cash used in investing activities—continuing operations	(1,338)	(942)
Net cash provided by investing activities—discontinued operations	—	4,998

Net cash (used in)/provided by investing activities	$(1,338)	$4,056

Continuing operations

Net cash used in investing activities represents capital expenditures, primarily related to retail store build-outs, including leasehold improvements and store fixtures. Net cash used in investing activities increased $0.4 million from $0.9 million used in investing activities during the three months ended May 4, 2013 to $1.3 million used in investing activities during the three months ended May 3, 2014. The increase is primarily attributable to an increase in capital expenditures for construction of additional retail stores, additional build-out of shop-in-shops within selected wholesale partner locations, as well as costs related to the buildout of our new headquarters space.

Discontinued operations

The separation of the non-Vince businesses was completed on November 27, 2013. Vince has no discontinued operations at May 3, 2014 or February 1, 2014. Accordingly, there are no cash flows from investing activities of discontinued operations for the three months ended May 3, 2014.

Net cash provided by investing activities for the three months ended May 4, 2013 was $5.0 million, primarily consisting of $4.9 million of proceeds generated from the sale of various assets of the non-Vince business, net of selling costs. Additionally there were $0.7 million in payments for capital expenditures and other assets related to the non-Vince business during the quarter.

Financing Activities

	Three Months Ended
	May 3, 2014	May 4, 2013
(in thousands)
Financing activities
Payment for Term Loan Facility	$(20,000)	$—
Fees paid for Term Loan Facility and Revolving Credit Facility	(114)	—

Net cash provided by financing activities—continuing operations	(20,114)	—
Net cash provided by financing activities—discontinued operations	—	4,004

Net cash (used in) /provided by financing activities	$(20,114)	$4,004

Continuing operations

Net cash used financing activities was $20.1 million during the three months ended May 3, 2014, primarily consisting of voluntary pre-payments totaling $20.0 million on the Term Loan Facility.

There was no cash provided by or used in financing activities during the three months ended May 4, 2013.

Discontinued operations

The separation of the non-Vince businesses was completed on November 27, 2013. Vince has no discontinued operations at May 3, 2014 or February 1, 2014. Accordingly, there are no cash flows from financing activities of discontinued operations for the three months ended May 3, 2014.

Net cash provided by financing activities during the three months ended May 4, 2013 was $4.0 million due to net borrowings of $4.0 million under the Kellwood revolving credit facilities, net of fees paid.

Revolving Credit Facility

On November 27, 2013, in connection with the closing of the IPO and Restructuring Transactions, Vince, LLC entered into a senior secured revolving credit facility (the “Revolving Credit Facility”). BofA serves as administrative agent under this new facility. This Revolving Credit Facility provides for a revolving line of credit of up to $50.0 million maturing on November 27, 2018. The Revolving Credit Facility also provides for a letter of credit sublimit of $25.0 million (plus any increase in aggregate commitments) and for an increase in aggregate commitments of up to $20.0 million. Vince, LLC is the borrower and Vince Holding Corp. and Vince Intermediate Holding, LLC are the guarantors under the Revolving Credit Facility. Interest is payable on the loans under the Revolving Credit Facility, at either the LIBOR or the Base Rate, in each case, with applicable margins subject to a pricing grid based on an excess availability calculation. The “Base Rate” means, for any day, a fluctuating rate per annum equal to the highest of (i) the rate of interest in effect for such day as publicly announced from time to time by BofA as its prime rate; (ii) the Federal Funds Rate for such day, plus 0.50%; and (iii) the LIBOR Rate for a one month interest period as determined on such day, plus 1.0%. During the continuance of an event of default and at the election of the required lender, interest will accrue at a rate of 2% in excess of the applicable non-default rate.

The Revolving Credit Facility contains a requirement that, at any point when “Excess Availability” is less than the greater of (i) 15% percent of the loan cap or (ii) $7.5 million, and continuing until Excess Availability exceeds the greater of such amounts for 30 consecutive days, during which time, Vince, LLC must maintain a consolidated EBITDA (as defined in the related credit agreement) equal to or greater than $20.0 million.

The Revolving Credit Facility contains representations and warranties, other covenants and events of default that are customary for this type of financing, including limitations on the incurrence of additional indebtedness, liens, negative pledges, guarantees, investments, loans, asset sales, mergers, acquisitions, prepayment of other debt, the repurchase of capital stock, transactions with affiliates, and the ability to change the nature of its business or its fiscal year. The revolving credit facility generally permits dividends in the absence of any event of default (including any event of default arising from the contemplated dividend), so long as (i) after giving proforma effect to the contemplated dividend, for the following six months Excess Availability will be at least the greater of 20% of the aggregate lending commitments and $7.5 million and (ii) after giving pro forma effect to the contemplated dividend, the “Consolidated Fixed Charge Coverage Ratio” for the 12 months preceding such dividend shall be greater than or equal to 1.1 to 1.0 (provided that the Consolidated Fixed Charge Coverage Ratio may be less than 1.1 to 1.0 if, after giving pro forma effect to the contemplated dividend, Excess Availability for the six fiscal months following the dividend is at least the greater of 35% of the aggregate lending commitments and $10 million). We are in compliance with applicable financial covenants.

There were no short term borrowings under the Revolving Credit Facility at May 3, 2014. The availability on the Revolving Credit Facility was $45.8 million and there were $5.5 million of letters of credit outstanding as of May 3, 2014.

Term Loan Facility

On November 27, 2013, in connection with the closing of the IPO and Restructuring Transactions, Vince, LLC and Vince Intermediate entered into a $175.0 million senior secured term loan credit facility (the “Term Loan Facility”) with the lenders party thereto, BofA, as administrative agent, JPMorgan Chase Bank and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers, and Cantor Fitzgerald as documentation agent. The Term Loan Facility will mature on November 27, 2019. On November 27, 2013, net borrowings under the Term Loan Facility were used, at closing, to repay the Kellwood Note Receivable issued by Vince Intermediate to Kellwood Company, LLC immediately prior to the consummation of the IPO as part of the Restructuring Transactions.

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

The Term Loan Facility contains a requirement that Vince, LLC and Vince Intermediate maintain a “Consolidated Net Total Leverage Ratio” as of the last day of any period of four fiscal quarters not to exceed 3.75 to 1.00 for the fiscal quarters ending February 1, 2014 through November 1, 2014, 3.50 to 1.0 for the fiscal quarters ending January 31, 2015, through October 31, 2015, and 3.25 to 1.00 for the fiscal quarter ending January 30, 2016 and each fiscal quarter thereafter. In addition, the Term Loan Facility contains customary representations and warranties, other covenants, and events of default, including but not limited to, limitations on the incurrence of additional indebtedness, liens, negative pledges, guarantees, investments, loans, asset sales, mergers, acquisitions, prepayment of other debt, the repurchase of capital stock, transactions with affiliates, and the ability to change the nature of its business or its fiscal year, and distributions and dividends. The Term Loan Facility generally permits dividends to the extent that no default or event of default is continuing or would result from the contemplated dividend and the pro forma Consolidated Net Total Leverage Ratio after giving effect to such contemplated dividend is at least 0.25 lower than the maximum Consolidated Net Total Leverage Ratio for such quarter. All obligations under the Term Loan Facility are guaranteed by Vince Holding Corp. and any future material domestic restricted subsidiaries of Vince, LLC and secured by a lien on substantially all of the assets of

Vince Holding Corp., Vince, LLC and Vince Intermediate and any future material domestic restricted subsidiaries. We are in compliance with applicable financial covenants.

During the fourth quarter of fiscal 2013, we made a voluntary payment of $5.0 million on the Term Loan Facility. During the first quarter of Fiscal 2014, we made additional voluntary payments of $20.0 million. As of May 3, 2014, we had $150.0 million outstanding on the Term Loan Facility.

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

A summary of our critical accounting policies is included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our consolidated financial statements for the fiscal year ended February 1, 2014 filed with the SEC on Form 10-K on April 4, 2014. As of May 3, 2014, there have been no material changes to the critical accounting policies contained therein.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our principal market risk relates to interest rate sensitivity, which is the risk that changes in interest rates will reduce our net income or net assets. Our variable rate debt consists of borrowings under the Term Loan Facility. Our interest rate is based on the Eurodollar rate (subject to a 1.00% floor) plus 5.00%, or the base rate (subject to a 2.00% floor) plus 3.00%. As of May 3, 2014, a one percentage point increase in the interest rate on our variable rate debt would result in additional interest expense of approximately $1.5 million for the $150.0 million borrowings under the Term Loan Facility, on an annual basis.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of May 3, 2014.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended May 3, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

We are a party to routine legal proceedings that arise in the ordinary course of our business. Except as disclosed on our 2013 Annual Report on Form 10-K for the fiscal year ended February 1, 2014 (File No. 001-36212), we are not currently a party to any legal proceedings or environmental claims that we believe would, individually or in the aggregate, have a material adverse effect on our financial position, results of operations, or cash flows.

Item 1A. Risk Factors

The Company’s risk factors have not changed materially from those disclosed in our 2013 Annual Report on Form 10-K for the fiscal year ended February 1, 2014. The risk factors disclosed in our 2013 Annual Report on Form 10-K, in addition to the other information set forth in this report on Form 10-Q, could materially affect our business, financial condition or results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

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

101.1 Financial Statements in XBRL Format

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ Lisa Klinger Lisa Klinger	Chief Financial Officer and Treasurer (as duly authorized officer and principal financial officer)	June 12, 2014