Form 10-Q
period 2014-08-02
VINCE HOLDING CORP.
filed 2014-09-12
CIK 1579157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 2014

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-36212

VINCE HOLDING CORP.

(Exact name of registrant as specified in its charter)

Delaware	75-3264870
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 5th Avenue—20th Floor

New York, New York 10110

(Address of principal executive offices) (Zip code)

(212) 515-2600

(Registrant’s telephone number, including area code)

1441 Broadway—6th Floor

New York, New York 10018

(Former name, former address and former fiscal year, if changes since last report)

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Common Stock	Outstanding at September 8, 2014
Common Stock, $0.01 par value per share	36,728,969 shares

VINCE HOLDING CORP. AND SUBSIDIARIES

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

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

PART I—FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data, unaudited)

	August 2, 2014	February 1, 2014
Assets
Current assets:
Cash and cash equivalents	$62	$21,484
Trade receivables, net	38,304	40,198
Inventories, net	58,632	33,956
Prepaid expenses and other current assets	8,369	8,093

Total current assets	105,367	103,731
Property, plant and equipment, net	19,914	13,615
Intangible assets, net	109,944	110,243
Goodwill	63,746	63,746
Deferred income taxes and other assets	115,390	123,007

Total assets	$414,361	$414,342

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$38,353	$23,847
Accrued salaries and employee benefits	5,304	5,425
Other accrued expenses	8,107	9,061

Total current liabilities	51,764	38,333
Long-term debt	139,600	170,000
Deferred income taxes and other	7,343	3,443
Other liabilities	169,392	169,015
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common Stock at $0.01 par value (100,000,000 shares authorized, 36,728,969 and 36,723,727 shares issued and outstanding at August 2, 2014 and February 1, 2014, respectively)	367	367
Additional paid in capital	1,009,375	1,008,549
Accumulated deficit	(963,415)	(975,300)
Accumulated other comprehensive loss	(65)	(65)

Total stockholders’ equity	46,262	33,551

Total liabilities and stockholders’ equity	$414,361	$414,342

See notes to unaudited condensed consolidated financial statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data, unaudited)

	Three Months Ended		Six Months Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Net sales	$89,326	$74,294	$142,778	$114,657
Cost of products sold	45,312	40,656	72,353	63,506

Gross profit	44,014	33,638	70,425	51,151
Selling, general and administrative expenses	24,070	18,653	45,274	34,266

Income from operations	19,944	14,985	25,151	16,885
Interest expense, net	2,485	5,259	5,335	15,883
Other expense, net	435	387	485	512

Income before income taxes	17,024	9,339	19,331	490
Provision for income taxes	6,523	944	7,446	1,874

Net income (loss) from continuing operations	10,501	8,395	11,885	(1,384)
Net loss from discontinued operations, net of taxes	—	(18,929)	—	(24,259)

Net income (loss)	$10,501	$(10,534)	$11,885	$(25,643)

Basic earnings (loss) per share:
Basic earnings (loss) per share from continuing operations	$0.29	$0.32	$0.32	$(0.05)
Basic loss per share from discontinued operations	—	(0.72)	—	(0.93)

Basic earnings (loss) per share	$0.29	$(0.40)	$0.32	$(0.98)

Diluted earnings (loss) per share:
Diluted earnings (loss) per share from continuing operations	$0.27	$0.32	$0.31	$(0.05)
Diluted loss per share from discontinued operations	—	(0.72)	—	(0.93)

Diluted earnings (loss) per share	$0.27	$(0.40)	$0.31	$(0.98)

Weighted average shares outstanding:
Basic	36,726,319	26,211,130	36,725,023	26,211,130

Diluted	38,262,958	26,351,019	38,192,955	26,211,130

See notes to unaudited condensed consolidated financial statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands, unaudited)

	Three Months Ended		Six Months Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Net income (loss)	$10,501	$(10,534)	$11,885	$(25,643)
Foreign currency translation adjustment	—	14	—	(42)

Comprehensive income (loss)	$10,501	$(10,520)	$11,885	$(25,685)

See notes to unaudited condensed consolidated financial statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands, unaudited)

	Six Months Ended
	August 2, 2014	August 3, 2013
Operating activities
Net income (loss)	$11,885	$(25,643)
Less: Net loss from discontinued operations	—	(24,259)
Add (deduct) items not affecting operating cash flows:
Depreciation	1,849	806
Amortization of intangible assets	299	300
Amortization of deferred financing costs	597	—
Amortization of deferred rent	1,246	263
Deferred income taxes	7,415	1,859
Share-based compensation expense	792	—
Capitalized PIK Interest	—	15,883
Loss on disposal of property, plant and equipment	—	262
Changes in assets and liabilities:
Receivables, net	1,894	(5,970)
Inventories, net	(24,676)	(9,118)
Prepaid expenses and other current assets	2,318	(6,588)
Accounts payable and accrued expenses	12,596	1,250
Other assets and liabilities	194	46

Net cash provided by/(used in) operating activities—continuing operations	16,409	(2,391)
Net cash used in operating activities—discontinued operations	—	(38,611)

Net cash provided by/(used in) operating activities	16,409	(41,002)

Investing activities
Payments for capital expenditures	(7,351)	(3,406)

Net cash used in investing activities—continuing operations	(7,351)	(3,406)
Net cash provided by investing activities—discontinued operations	—	3,915

Net cash (used in)/provided by investing activities	(7,351)	509

Financing activities
Payment for Term Loan Facility	(53,000)	—
Borrowings under the Revolving Credit Facility	22,600	—
Fees paid for Term Loan Facility and Revolving Credit Facility	(114)	—
Proceeds from the exercise of stock options	34	—

Net cash used in financing activities—continuing operations	(30,480)	—
Net cash provided by financing activities—discontinued operations	—	40,790

Net cash (used in)/provided by financing activities	(30,480)	40,790

(Decrease) increase in cash and cash equivalents	(21,422)	297
Cash and cash equivalents, beginning of period	21,484	1,881

Cash and cash equivalents, end of period	62	2,178
Less: Cash and cash equivalents of discontinued operations, end of period	—	1,853

Cash and cash equivalents of continuing operations, end of period	$62	$325

See notes to unaudited condensed consolidated financial statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands, unaudited)

	Six Months Ended
	August 2, 2014	August 3, 2013
Supplemental Disclosures of Cash Flow Information, continuing operations
Cash payments for interest	$5,064	$—
Cash payments for income taxes, net of refunds	65	31
Supplemental Disclosures of Non-Cash Investing and Financing Activities, discontinued operations
Cash payments for interest	—	14,295
Cash payments for income taxes, net of refunds	—	402
Supplemental Disclosures of Non-Cash Investing and Financing Activities, continuing operations
Capital expenditures in accounts payable	1,057	668
Forgiveness of principal and capitalized accrued interest on related-party debt	—	(407,527)
Capital contribution from stockholder	—	407,527

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

The historical financial information presented herein as of August 2, 2014 includes only the Vince business and all historical financial information prior to November 27, 2013 includes the Vince business as continuing operations and the non-Vince businesses as a component of discontinued operations.

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

The condensed consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries as of August 2, 2014. All intercompany accounts and transactions have been eliminated. The amounts and disclosures included in the notes to the condensed consolidated financial statements, unless otherwise indicated, are presented on a continuing operations basis. In the opinion of management, the financial statements contain all adjustments (consisting solely of normal recurring adjustments) and disclosures necessary to make the information presented therein not misleading. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or the fiscal year as a whole. As used in this report, unless the context requires otherwise, “our,” “us,” “we” and the “Company” refer to VHC and its consolidated subsidiaries.

Certain reclassifications have been made to the prior periods’ financial information in order to conform to the current period’s presentation. The reclassifications had no impact on previously reported net income or stockholders’ equity.

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

Restructuring Transactions

The following transactions were consummated as part of the Restructuring Transactions:

•	Affiliates of Sun Capital Partners, Inc. (“Sun Capital”) contributed certain indebtedness under the Sun Term Loan Agreements as a capital contribution to Vince Holding Corp. (the “Additional Sun Capital Contribution”);

•	Vince Holding Corp. contributed such indebtedness to Kellwood Company as a capital contribution, at which time such indebtedness was cancelled;

•	Vince Intermediate Holding, LLC was formed and became a direct subsidiary of Vince Holding Corp.;

•	Kellwood Company, LLC (which was converted from Kellwood Company in connection with the Restructuring Transactions) was contributed to Vince Intermediate Holding, LLC;

•	Vince Holding Corp. and Vince Intermediate Holding, LLC entered into the transfer agreement with Kellwood Company, LLC;

•	Kellwood Company, LLC distributed 100% of Vince, LLC’s membership interests to Vince Intermediate Holding, LLC, who issued the Kellwood Note Receivable to Kellwood Company, LLC. Proceeds from the repayment of the Kellwood Note Receivable were used to, among other things, repay, discharge or repurchase indebtedness of Kellwood Company, LLC;

•	Kellwood Holding, LLC was formed by Vince Intermediate Holding, LLC and Vince Intermediate Holding, LLC, through a series of steps, contributed 100% of the membership interests of Kellwood Company, LLC to Kellwood Intermediate Holding, LLC (which was formed as a wholly-owned subsidiary of Kellwood Holding, LLC);

•	100% of the membership interests of Kellwood Holding, LLC were distributed to the Pre-IPO Stockholders (as defined below);

•	Revolving Credit Facility—Vince, LLC entered into a new senior secured revolving credit facility (the “Revolving Credit Facility”). Bank of America, N.A. (“BofA”) serves as administrative agent under the Revolving Credit Facility. This Revolving Credit Facility provides for a revolving line of credit of up to $50,000;

•	Term Loan Facility—Vince, LLC and Vince Intermediate Holding, LLC entered into a new $175,000 senior secured term loan credit facility with the lenders party thereto, BofA, as administrative agent, J.P. Morgan Chase Bank and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers (“Term Loan Facility”);

•	Shared Services Agreement—Vince, LLC entered into a shared services agreement (the “Shared Services Agreement”) with Kellwood Company, LLC pursuant to which Kellwood Company, LLC provides support services to Vince, LLC in various operational areas including, among other things, distribution, logistics, information technology, accounts payable, credit and collections, and payroll and benefits;

•	Tax Receivable Agreement—The Company entered into a tax receivable agreement (the “Tax Receivable Agreement”) with its stockholders immediately prior to the consummation of the Restructuring Transactions (the “Pre-IPO Stockholders”). The Tax Receivable Agreement provides for payments to the Pre-IPO Stockholders in an amount equal to 85% of the aggregate reduction in taxes payable realized by the Company and its subsidiaries from the utilization of certain tax benefits (including net operating losses and tax credits generated prior to the IPO and certain section 197 intangible deductions); and

•	the conversion of all of our issued and outstanding non-voting common stock into common stock on a one-for-one basis and the subsequent stock split of our common stock on a 28.5177-for-one basis, at which time Apparel Holding Corp. became Vince Holding Corp.

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

Kellwood Company, LLC used the proceeds from the repayment of the Kellwood Note Receivable to, after giving effect to the Additional Sun Capital Contribution, (i) repay, at closing, all indebtedness outstanding under (A) the Cerberus Term Loan and (B) the Sun Term Loan Agreements, (ii) redeem at par all of its outstanding 12.875% Second-Priority Senior Secured Payment-In-Kind Notes due 2014 (the “12.875% Notes”), pursuant to an unconditional redemption notice issued at the closing of the IPO, plus, with respect to clauses (i) and (ii), fees, expenses and accrued and unpaid interest thereon, (iii) pay a restructuring fee equal to $3,300 to Sun Capital Partners Management pursuant to a management services agreement, and (iv) pay a debt recovery bonus to our Chief Executive Officer.

In addition, Kellwood Company conducted a tender offer for all of its outstanding 7.625% 1997 Debentures due 2017 (the “7.625% Notes”), at par plus accrued and unpaid interest thereon, using proceeds from the repayment of the Kellwood Note Receivable. On November 27, 2013, in connection with the closing of the IPO and as an early settlement of the tender offer, Kellwood Company, LLC accepted for purchase (and cancelled) approximately $33,474 in aggregate principal amount of the 7.625% Notes. On December 12, 2013, as part of the final settlement of the tender offer, Kellwood Company, LLC accepted for purchase (and cancelled) an additional $4,670 in aggregate principal amount of the 7.625% Notes. After giving effect to these settlements, approximately $48,808 of the 7.625% Notes remain issued and outstanding; provided, that neither VHC, nor Vince Intermediate Holding, LLC nor Vince, LLC are a guarantor or obligor of such notes.

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

Note 3. Secondary Offering of Common Stock

In July 2014, certain selling stockholders of VHC, including affiliates of Sun Capital (the “Selling Stockholders”), sold 4,975,254 shares of VHC’s common stock at a public offering price of $34.50 per share in a secondary public offering (the “Secondary Offering”). The total shares sold include 648,946 shares sold by the Selling Stockholders pursuant to the exercise by the underwriters of their option to purchase additional shares. The Company did not receive any proceeds from the Secondary Offering. Immediately following the Secondary Offering, affiliates of Sun Capital beneficially owned 54.6% of VHC’s issued and outstanding common stock. The Company incurred approximately $571 of expenses in connection with the Secondary Offering during the three and six months ended August 2, 2014.

Note 4. Discontinued Operations

On November 27, 2013, in connection with the IPO and Restructuring Transactions, we separated the Vince and non-Vince businesses whereby the non-Vince business is now owned by Kellwood Holding, LLC, which is controlled by affiliates of Sun Capital. In connection with the Restructuring Transactions, the Company issued the Kellwood Note Receivable to Kellwood Company, LLC, in the amount of $341,500, which was immediately repaid with proceeds from the IPO and new Term Loan Facility. There was no remaining balance on the Kellwood Note Receivable after such repayment. Proceeds from the repayment of the Kellwood Note Receivable were used by Kellwood to (i) repay, discharge or repurchase indebtedness of Kellwood Company, LLC (including approximately $9,100 of accrued and unpaid interest on such indebtedness), and (ii) pay (A) the restructuring fee payable to Sun Capital Management and (B) the debt recovery bonus payable to our Chief Executive Officer.

As the Company and Kellwood Holding, LLC were under the common control of affiliates of Sun Capital, this separation transaction resulted in a $73,081 adjustment to additional paid-in capital on our condensed consolidated balance sheet at February 1, 2014.

As a result of the separation with the non-Vince businesses, the financial results of the non-Vince businesses through the separation date of November 27, 2013, are now included in results from discontinued operations, including the three and six months ended August 3, 2013. The non-Vince businesses continue to operate as a stand-alone company. Due to differences in the basis of presentation for discontinued operations and the basis of presentation as a stand-alone company, the financial results of the non-Vince businesses included within discontinued operations of the Company may not be indicative of actual financial results of the non-Vince businesses as a stand-alone company.

On November 27, 2013, we entered into a Shared Services Agreement with Kellwood pursuant to which Kellwood provides support services in various operational areas as further discussed in Note 15. Other than the payments for services provided under this agreement, we do not expect any future cash flows related to the non-Vince business.

The separation of the non-Vince businesses was completed on November 27, 2013. Accordingly, there are no results from discontinued operations reflected on the condensed consolidated statement of operations for the three and six months ended August 2, 2014. The results of the non-Vince businesses included in discontinued operations for the three and six months ended August 3, 2013 are summarized in the following table (in thousands).

	Three Months Ended August 3, 2013	Six Months Ended August 3, 2013
Net sales	$119,692	$250,406
Cost of products sold	91,734	194,282

Gross profit	27,958	56,124
Selling, general and administrative expenses	30,880	62,036
Restructuring, environmental and other charges	491	1,335
Impairment of long-lived assets (excluding goodwill)	434	434
Change in fair value of contingent consideration	(54)	(54)
Interest expense, net	14,111	27,790
Other expense (income), net	644	(49)

Loss before income taxes	(18,548)	(35,368)
Income taxes	381	(11,109)

Net loss from discontinued operations, net of taxes	$(18,929)	$(24,259)

Effective tax rate	2.1%	31.4%

The effective tax rate for the three months ended August 3, 2013 differs from the U.S. statutory rate of 35% primarily due to additional valuation allowance. The effective tax rate for the six months ended August 3, 2013 differs from the U.S. statutory rate of 35% primarily due to a release of valuation allowance. The release in valuation allowance is primarily due to the allocation of the disallowed tax loss on the sale of the Baby Phat trademark to intangible assets with indefinite lives resulting in fewer deferred tax liabilities that cannot be offset against deferred tax assets for valuation allowance purposes.

At August 2, 2014 and February 1, 2014, there are no remaining assets or liabilities of the non-Vince businesses reflected in the condensed consolidated balance sheet.

Note 5. Goodwill and Intangible Assets

Goodwill balances and changes therein subsequent to the February 1, 2014 condensed consolidated balance sheet are as follows (in thousands):

	Gross Goodwill	Accumulated Impairment	Net Goodwill
Balance as of February 1, 2014	$110,688	$(46,942)	$63,746

Balance as of August 2, 2014	$110,688	$(46,942)	$63,746

Identifiable intangible assets summary (in thousands):

	Gross Amount	Accumulated Amortization	Net Book Value
Balance as of February 1, 2014:
Amortizable intangible assets:
Customer relationships	$11,970	$(3,577)	$8,393
Indefinite-lived intangible assets:
Trademarks	101,850	—	101,850

Total intangible assets	$113,820	$(3,577)	$110,243

	Gross Amount	Accumulated Amortization	Net Book Value
Balance as of August 2, 2014:
Amortizable intangible assets:
Customer relationships	$11,970	$(3,876)	$8,094
Indefinite-lived intangible assets:
Trademarks	101,850	—	101,850

Total intangible assets	$113,820	$(3,876)	$109,944

Amortization of identifiable intangible assets for continuing operations was $149 and $150 for the three months ended August 2, 2014 and August 3, 2013, respectively, and $299 and $300 for the six months ended August 2, 2014 and August 3, 2013, respectively. The estimated amortization expense for identifiable intangible assets is expected to be $598 for each fiscal year for the next five fiscal years.

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

Level 1	—	quoted market prices in active markets for identical assets or liabilities

Level 2	—	observable market-based inputs (quoted prices for similar assets and liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active) or inputs that are corroborated by observable market data

Level 3	—	significant unobservable inputs that reflect our assumptions and are not substantially supported by market data

The Company did not have any non-financial assets or non-financial liabilities recognized at fair value on a recurring basis at August 2, 2014 or February 1, 2014. At August 2, 2014 and February 1, 2014, the Company believes that the carrying value of cash and cash equivalents, receivables and accounts payable approximates fair value, due to the short maturity of these items. As the Company’s debt obligation as of August 2, 2014 are at variable rates, there is no significant difference between the fair value and carrying value of the Company’s outstanding debt.

The Company’s non-financial assets, which primarily consist of goodwill, intangible assets, and property and equipment, are not required to be measured at fair value on a recurring basis and are reported at their carrying value. However, on a periodic basis whenever events or changes in circumstances indicate that their carrying value may not be fully recoverable (and at least annually for goodwill and intangible assets), non-financial assets are assessed for impairment, and if applicable, written down to (and recorded at) fair value.

Note 7. Financing Arrangements

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

As of August 2, 2014, the availability on the Revolving Credit Facility was $50,000. As of August 2, 2014, there was $22,600 of borrowings outstanding and $7,289 of letters of credit outstanding under the Revolving Credit Facility.

Note 8. Long-Term Debt

Long-term debt consisted of the following as of August 2, 2014 and February 1, 2014 (in thousands).

	August 2, 2014	February 1, 2014
Term Loan Facility	$117,000	$170,000
Revolving Credit Facility	22,600	—

Total long-term debt	$139,600	$170,000

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

Through August 2, 2014, the Company has made voluntary pre-payments totaling $58,000 in the aggregate on the original $175,000 Term Loan Facility. These voluntary prepayments of $5,000, $20,000 and $33,000 were made during the three months ended February 1, 2014, the three months ended May 3, 2014 and the three months ended August 2, 2014, respectively. The voluntary prepayment of $33,000 made during the three months ended August 2, 2014 was partially funded by $22,600 of borrowings under the Revolving Credit Facility. As of August 2, 2014 the Company had $117,000 of debt outstanding under the Term Loan Facility.

Note 9. Inventory

Inventories of continuing operations consist of the following:

	August 2, 2014	February 1, 2014
Finished goods	$58,632	$32,946
Work in process	—	98
Raw materials	—	912

Total inventories, net	$58,632	$33,956

Note 10. Share-Based Compensation

Vince Holding Corp.

Prior to November 27, 2013, Vince Holding Corp. did not have convertible equity or convertible debt securities, any of which could result in share-based compensation expense. In connection with the IPO, which closed on November 27, 2013, and the separation of the Vince and non-Vince businesses, VHC assumed Kellwood Company’s remaining obligations under the 2010 Stock Option Plan of Kellwood Company (the “2010 Option Plan”) and all Kellwood Company stock options previously issued to Vince employees under such plan became options to acquire shares of VHC common stock. Additionally, VHC assumed Kellwood Company’s obligations with respect to the vested Kellwood Company stock options previously issued to Kellwood Company employees, which options were cancelled in exchange for shares of VHC common stock. Accordingly, option information presented below for previously issued Kellwood Company stock options under the 2010 Option Plan has been adjusted to account for the split of the Company’s common stock and applicable conversion to options to acquire shares of Vince Holding Corp. common stock.

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

Vince 2013 Incentive Plan

In connection with the IPO, the Company adopted the Vince 2013 Incentive Plan (the “Vince 2013 Incentive Plan”), which provides for grants of stock options, stock appreciation rights, restricted stock and other stock-based awards. The aggregate number of shares of common stock which may be issued or used for reference purposes under the Vince 2013 Incentive Plan or with respect to which awards may be granted may not exceed 3,400,000 shares. The shares available for issuance under the plan may be, in whole or in part, either authorized and unissued shares of our common stock or shares of common stock held in or acquired for our treasury. In general, if awards under the Vince 2013 Incentive Plan are for any reason cancelled, or expire or terminate unexercised, the shares covered by such award may again be available for the grant of awards under the Vince 2013 Incentive Plan. As of August 2, 2014, there were 2,996,682 shares under the Vince 2013 Incentive Plan available for future grants.

A summary of stock option activity under our plans is as follows:

	Options	Weighted Average Exercise Price
Outstanding at February 1, 2014	2,289,530	$8.26
Granted	64,905	$35.13
Exercised	(5,242)	$6.64
Forfeited or expired	(41,615)	$15.79

Outstanding at August 2, 2014	2,307,578	$8.88

Vested or expected to vest at August 2, 2014	2,307,578	$8.88
Exercisable at August 2, 2014	585,817	$5.88

The Company has also issued restricted stock units to its non-employee directors and directors not affiliated with Sun Capital under the Vince 2013 Incentive Plan. During the six months ended August 2, 2014, the Company granted 2,966 restricted stock units, resulting in 10,466 nonvested restricted stock units outstanding at August 2, 2014.

Share-based compensation expense which is reflected in selling, general and administrative expenses was $396 and $792 for the three and six months ended August 2, 2014, respectively.

Note 11. Earnings Per Share

All share information presented below and herein has been adjusted to reflect the stock split approved by VHC’s board of directors as of November 27, 2013. The six months ended August 2, 2014 includes the impact of 10,000,000 shares issued by the Company on November 27, 2013 in the IPO. As the six months ended August 3, 2013 included a net loss, there were no dilutive securities as the impact would have been anti-dilutive.

The following is a reconciliation of basic shares to diluted shares:

	Three Months Ended		Six Months Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Weighted-average shares—basic	36,726,319	26,211,130	36,725,023	26,211,130
Effect of dilutive equity securities	1,536,639	139,889	1,467,932	—

Weighted-average shares—diluted	38,262,958	26,351,019	38,192,955	26,211,130

For the three and six months ended August 2, 2014, the Company did not include stock options to purchase 64,905 shares of the Company’s common stock, respectively, in the calculations of diluted EPS because the exercise prices of those options were greater than the average market price and such inclusion would be anti-dilutive.

Note 12. Commitments and Contingencies

We are currently party to various legal proceedings. While management currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse impact on our financial position or results of operations or cash flows, litigation is subject to inherent uncertainties.

Note 13. Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued a comprehensive new revenue recognition standard which will supersede previous existing revenue recognition guidance. The standard creates a five-step model for revenue recognition that requires companies to exercise judgment when considering contract terms and relevant facts and circumstances. The five-step model includes (1) identifying the contract, (2) identifying the separate performance obligations in the contract, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations and (5) recognizing revenue when each performance obligation has been satisfied. The standard also requires expanded disclosures surrounding revenue recognition. The standard is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period and is to be applied retrospectively, with early application not permitted. The Company is evaluating the new standard and its impact on the Company’s financial position and results of operations.

Note 14. Segment Financial Information

We operate and manage our business by distribution channel and have identified two reportable segments, as further described below. We considered both similar and dissimilar economic characteristics, internal reporting and management structures, as well as products, customers, and supply chain logistics to identify the following reportable segments:

•	Wholesale segment—consists of our operations to distribute products to premier department stores and specialty stores in the United States and select international markets; and

•	Direct-to-consumer segment—consists of our operations to distribute products directly to the consumer through our branded full-price specialty retail stores, outlet stores, and e-commerce platform.

The accounting policies of our segments are consistent with those described in Note 1 to the audited Consolidated Financial Statements of Vince Holding Corp. for the fiscal year ended February 1, 2014 included in the 2013 Annual Report on Form 10-K filed with the SEC on April 4, 2014. Unallocated corporate expenses are comprised of selling, general, and administrative expenses attributable to corporate and administrative activities, and other charges that are not directly attributable to our operating segments. Unallocated corporate assets are comprised of capitalized deferred financing costs, the carrying values of our goodwill and unamortized trademark, debt and deferred tax assets, and other assets that will be utilized to generate revenue for both of our reportable segments.

Our wholesale segment sells apparel to our direct-to-consumer segment at cost. The wholesale intercompany sales of $5,871 and $3,546 have been excluded from the net sales totals presented below for the three months ended August 2, 2014 and August 3, 2013, respectively. The wholesale intercompany sales of $7,902 and $5,973 have been excluded from the net sales totals presented below for the six months ended August 2, 2014 and August 3, 2013, respectively. Furthermore, as intercompany sales are sold at cost, no intercompany profit is reflected in operating income presented below.

Summary information for our operating segments is presented below (in thousands).

	Three Months Ended		Six Months Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Net Sales
Wholesale	$74,344	$63,580	$111,666	$92,551
Direct-to-consumer	14,982	10,714	31,112	22,106

Total net sales	$89,326	$74,294	$142,778	$114,657

Operating Income
Wholesale	$30,549	$23,863	$43,627	$31,311
Direct-to-consumer	1,336	476	3,813	2,511

Subtotal	31,885	24,339	47,440	33,822
Unallocated expenses	(11,941)	(9,354)	(22,289)	(16,937)

Total operating income	$19,944	$14,985	$25,151	$16,885

Capital Expenditures
Wholesale	$475	$496	$565	$621
Direct-to-consumer	1,971	1,968	3,086	2,785
Unallocated corporate	3,567	—	3,700	—

Total capital expenditures	$6,013	$2,464	$7,351	$3,406

	August 2, 2014	February 1, 2014
Total Assets
Wholesale	$97,021	$78,122
Direct-to-consumer	28,344	24,169
Unallocated corporate	288,996	312,051

Total assets	$414,361	$414,342

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

We are invoiced by Kellwood monthly for these amounts and generally are required to pay within 15 business days of receiving such invoice. The payments will be trued-up and can be disputed once each fiscal quarter. As of August 2, 2014, we have recorded $533 in other accrued expenses to recognize amounts payable to Kellwood under the Shared Services Agreement.

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

As of August 2, 2014 we had an obligation of $173,523 under the Tax Receivable Agreement, which has a term of ten years, with approximately $4,131 included as a component of other accrued expenses and $169,392 included as other liabilities on our condensed consolidated balance sheet as of August 2, 2014.

Sun Capital Consulting Agreement

On November 27, 2013, we entered into an agreement with Sun Capital Management to (i) reimburse Sun Capital Management or any of its affiliates providing consulting services under the agreement for out-of-pocket expenses incurred in providing consulting services to us and (ii) provide Sun Capital Management with customary indemnification for any such services.

During the quarter ended August 2, 2014 we paid Sun Capital Management approximately $19 for reimbursement of expenses under the Sun Capital Consulting Agreement.

PART I—FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes our consolidated operating results, financial condition and liquidity during each of the three and six month periods ended August 2, 2014 and August 3, 2013, respectively. The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report on Form 10-Q.

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

For purposes of this report on Form 10-Q, “Vince,” the “Company,” “we,” and “our,” refer to Vince Holding. Corp. (“VHC”) and our wholly owned subsidiaries, including Vince Intermediate Holding, LLC and Vince, LLC. References to “Kellwood” refer, as applicable, to Kellwood Holding, LLC and its consolidated subsidiaries (including Kellwood Company, LLC) or the operations of the non-Vince businesses after giving effect to the Restructuring Transactions.

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

As of August 2, 2014, we sold our products through 2,378 doors through our wholesale partners in the U.S. and international markets and we operated 31 retail stores, including 25 full price stores and six outlet stores, throughout the United States.

The following is a summary of highlights during the three months ended August 2, 2014:

•	Our net sales totaled $89.3 million, reflecting a 20.2% increase over prior fiscal year net sales of $74.3 million.

•	Our wholesale net sales increased 16.9% to $74.3 million and our direct-to-consumer net sales increased 39.8% to $15.0 million.

•	Operating income increased 33.1% to $19.9 million, or 22.3% of net sales.

•	We opened three new retail stores and increased our wholesale door count by 28 additional doors since the end of our first fiscal quarter of 2014.

•

Certain selling stockholders of the Company, including affiliates of Sun Capital Partners, Inc. (“Sun Capital,” collectively with the other selling stockholders, the “Selling Stockholders”), completed a secondary offering (the “Secondary Offering”) of common stock of the Company on July 1, 2014. The offering consisted of a total of 4,975,254 shares of common stock (includes 648,946 shares of common stock sold pursuant to the exercise by the underwriters of their option to purchase additional shares) at a public offering price of $34.50 per share. Following the Secondary Offering, affiliates of Sun Capital held 54.6% of VHC’s common stock. We did not receive any proceeds from the Secondary Offering.

•	We made a pre-payment of $33.0 million on the Term Loan Facility, which was partially funded by $22.6 million of borrowings under our Revolving Credit Facility. As of August 2, 2014 we had $139.6 million of total debt outstanding comprised of $117.0 million outstanding on our Term Loan Facility and $22.6 million outstanding on our Revolving Credit Facility.

We serve our customers through a variety of channels that reinforce the Vince brand image. Our diversified channel strategy allows us to introduce our products to customers through multiple distribution points that are reported in two segments: wholesale and direct-to-consumer. The following is a summary of our wholesale and direct-to-consumer net sales for the three and six months ended August 2, 2014 and August 3, 2013, respectively (in thousands):

	Three Months Ended		Six Months Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Net Sales By Segment:
Wholesale	$74,344	$63,580	$111,666	$92,551
Direct-to-Consumer	14,982	10,714	31,112	22,106

Total Net Sales	$89,326	$74,294	$142,778	$114,657

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

Results of Operations

The following table presents our operating results as a percentage of net sales as well as earnings per share data (dollars in thousands, except per share data) for the three and six months ended August 2, 2014 and August 3, 2013:

	Three Months Ended				Six Months Ended
	August 2, 2014		August 3, 2013		August 2, 2014		August 3, 2013
(In thousands, except percentages)
Statement of Operations:
Net sales	$89,326	100.0%	$74,294	100.0%	$142,778	100.0%	$114,657	100.0%
Cost of products sold	45,312	50.7	40,656	54.7	72,353	50.7	63,506	55.4

Gross Profit	44,014	49.3	33,638	45.3	70,425	49.3	51,151	44.6
Selling, general and administrative expenses	24,070	27.0	18,653	25.1	45,274	31.7	34,266	29.9

Income from operations	19,944	22.3	14,985	20.2	25,151	17.6	16,885	14.7
Interest expense, net	2,485	2.8	5,259	7.1	5,335	3.7	15,883	13.9
Other expense, net	435	0.4	387	0.5	485	0.4	512	0.4

Income before income taxes	17,024	19.1	9,339	12.6	19,331	13.5	490	0.4
Provision for income taxes	6,523	7.3	944	1.3	7,446	5.2	1,874	1.6

Net income (loss) from continuing operations	10,501	11.8	8,395	11.3	11,885	8.3	(1,384)	(1.2)%
Net loss from discontinued operations	—	—	(18,929)	(25.5)	—	—	(24,259)	(21.2)%

Net income (loss)	$10,501	11.8%	$(10,534)	(14.2)%	$11,885	8.3%	$(25,643)	(22.4)%

Basic earnings (loss) per share:
Basic EPS—continuing operations	$0.29		$0.32		$0.32		$(0.05)
Basic EPS—discontinued operations	—		(0.72)		—		(0.93)

Basic EPS—Total	$0.29		$(0.40)		$0.32		$(0.98)

Diluted earnings (loss) per share:
Diluted EPS—continuing operations	$0.27		$0.32		$0.31		$(0.05)
Diluted EPS—discontinued operations	—		(0.72)		—		(0.93)

Diluted EPS	$0.27		$(0.40)		$0.31		$(0.98)

Other Operating and Financial Data:
Total wholesale doors at end of period	2,378		2,298		2,378		2,298
Total stores at end of period	31		24		31		24
Comparable store sales growth	7.1%		28.8%		9.2%		31.7%

Three Months Ended August 2, 2014 Compared to Three Months Ended August 3, 2013

Net Sales for the three months ended August 2, 2014 were $89.3 million, increasing $15.0 million, or 20.2%, versus $74.3 million for the three months

	Net Sales by Segment
	Three Months Ended
	August 2, 2014	August 3, 2013
(In thousands)
Wholesale	$74,344	$63,580
Direct-to-Consumer	14,982	10,714

Total Net Sales	$89,326	$74,294

Net sales from our wholesale segment increased $10.8 million, or 16.9%, to $74.3 million in the three months ended August 2, 2014 from $63.6 million in the three months ended August 3, 2013 driven by strong performance in both women’s ready-to-wear and our licensed footwear businesses, both domestically and internationally. The expansion of our wholesale business contributed to the sales increase as our wholesale door counts increased by a net of 80 wholesale doors and we opened 12 additional shop-in-shops with our domestic and international partners since the end of the second quarter of fiscal 2013. Additionally, we sell our products through two international free-standing stores operated by our distribution partners, one in Tokyo that opened in the fall of 2013, and one in Istanbul that opened in the spring of 2014.

Net sales from our direct-to-consumer segment increased $4.3 million, or 39.8%, to $15.0 million in the three months ended August 2, 2014 from $10.7 million in the three months ended August 3, 2013. This sales growth was due to (i) comparable retail store sales growth of 7.1% contributing $0.5 million, (ii) opening seven net new stores as compared to the end of the same period in the prior fiscal year (bringing our total retail store count to 31 as of August 2, 2014, compared to 24 as of August 3, 2013) inclusive of non-comparable sales growth contributing $3.2 million, and (iii) e-commerce sales growth contributing $0.6 million.

Gross Profit/Gross Margin rate increased 400 basis points to 49.3% for the three months ended August 2, 2014 compared to 45.3% for the three months ended August 3, 2013. The total gross margin rate increase was driven primarily by supply chain efficiencies, stronger penetration in higher margin products and increased sales penetration of our direct-to-consumer, international and licensing businesses.

Selling, general and administrative expenses for the three months ended August 2, 2014 were $24.1 million, increasing $5.4 million, or 29.0%, versus $18.7 million for the three months ended August 3, 2013. The increase in selling, general and administrative expenses compared to the prior fiscal year period is primarily due to:

•	Increase in compensation expense of $3.2 million, including share-based and incentive compensation, employee benefits and related increases due to hiring and retaining additional employees to support our growth plans;

•	Increase in rent and occupancy costs of $1.5 million due primarily to new retail store openings;

•	Increase in public company expenses of $0.6 million due to costs incurred to be a stand-alone public company;

•	Increase of $0.6 million related to fees incurred in connection with the Secondary Offering completed in July 2014;

•	Increase in depreciation expense of $0.5 million due to new stores and shop-in-shop investments;

•	Increase in marketing, advertising and promotional expenses of $0.2 million to support our brand awareness growth efforts;

•	Increase in other costs of $1.7 million consisting of increases in areas such as design & development, travel, consulting and legal; and

•	The above increases were partially offset by the decrease in public company transition costs of $2.7 million incurred in the prior fiscal year in preparation for our IPO that was completed on November 27, 2013.

	Operating Income by Segment
	Three Months Ended
	August 2, 2014	August 3, 2013
(in thousands)
Wholesale	$30,549	$23,863
Direct-to-Consumer	1,336	476

Subtotal	31,885	24,339
Unallocated expenses	(11,941)	(9,354)

Total operating income	$19,944	$14,985

Operating income from our wholesale segment increased $6.7 million, or 28.0%, to $30.5 million in the three months ended August 2, 2014 from $23.9 million in the three months ended August 3, 2013. This increase was driven by the sales volume increase of $10.8 million noted above and gross margin rate improvement as well as the impact of wholesale segment operating expenses remaining relatively flat as a percentage of net sales versus the prior fiscal year period.

Operating income from our direct-to-consumer segment increased $0.9 million, or 180.7% to $1.3 million in the three months ended August 2, 2014 from $0.5 million in the three months ended August 3, 2013. The increase resulted from the sales volume increase of $4.3 million as noted above which more than offset the additional operating expenses incurred, primarily as a result of opening new stores, during the period to support our sales growth.

Interest expense for the three months ended August 2, 2014 was $2.5 million, decreasing $2.8 million, or 52.7%, versus $5.3 million for the three months ended August 3, 2013. Interest expense decreased as we had lower average debt balances period over period. The decrease in overall debt balances was primarily due to certain affiliates of Sun Capital contributing certain outstanding indebtedness to the Company in June 2013, thus eliminating interest expense on approximately $407.5 million in debt at that time. On November 27, 2013, in connection with the IPO and Restructuring Transactions, we entered into the Term Loan Facility and the Revolving Credit Facility. Annual interest expense is estimated to be $11.6 million assuming $175.0 million outstanding borrowings under the Term Loan Facility. As voluntary pre-payments are being made on the Term Loan Facility there will be corresponding reductions in annualized interest expense.

Other expense, net, was $0.4 million for the three months ended August 2, 2014 as compared to $0.4 million for the three months ended August 3, 2013.

Provision for income taxes for the three months ended August 2, 2014 was $6.5 million as compared to $0.9 million for the three months ended August 3, 2013. Our effective tax rate on pretax income for the three months ended August 2, 2014 and the three months ended August 3, 2013 was 38.3% and 10.1%, respectively. The rate for the three months ended August 2, 2014 differed from the U.S. statutory rate of 35% primarily due to state taxes offset in part by changes in our valuation allowance. The rate for the three months ended August 3, 2013 differed from the U.S. statutory rate of 35.0% primarily due changes in our valuation allowances offset in part by state taxes and nondeductible interest.

Net loss from discontinued operations

The separation of the non-Vince businesses was completed on November 27, 2013. Accordingly, there are no results from discontinued operations reflected in the condensed consolidated statement of operations for the three months ended August 2, 2014. Net loss from discontinued operations was $18.9 million for the three months ended August 3, 2013.

Net income (loss)

Net income was $10.5 million for the three months ended August 2, 2014, increasing $21.0 million from a net loss of $10.5 million for the three months ended August 3, 2013. The reduction in our net loss was primarily due to increased income from operations of $5.0 million, reduced interest expense of $2.8 million and a lower net loss from discontinued operations of $18.9 million.

Six Months Ended August 2, 2014 Compared to Six Months Ended August 3, 2013

Net Sales for the six months ended August 2, 2014 were $142.8 million, increasing $28.1 million, or 24.5%, versus $114.7 million for the six months ended August 3, 2013.

	Net Sales by Segment
	Six Months Ended
	August 2, 2014	August 3, 2013
(In thousands)
Wholesale	$111,666	$92,551
Direct-to-Consumer	31,112	22,106

Total Net Sales	$142,778	$114,657

Net sales from our wholesale segment increased $19.1 million, or 20.7%, to $111.7 million in the six months ended August 2, 2014 from $92.6 million in the six months ended August 3, 2013 driven by strong performance in both women’s ready-to-wear and our licensed footwear businesses, both domestically and internationally. The expansion of our wholesale business contributed to the sales increase as our wholesale door counts increased by a net of 80 wholesale doors and we opened 12 additional shop-in-shops with our domestic and international partners since the end of the second quarter of fiscal 2013. Additionally, we sell our products through two international free-standing stores operated by our distribution partners, one in Tokyo that opened in the fall of 2013, and one in Istanbul that opened in the spring of 2014.

Net sales from our direct-to-consumer segment increased $9.0 million, or 40.7%, to $31.1 million in the six months ended August 2, 2014 from $22.1 million in the six months ended August 3, 2013. This sales growth was due to (i) comparable retail store sales growth of 9.2% contributing $1.5 million, (ii) opening seven net new stores as compared to the end of the same period in the prior fiscal year (bringing our total retail store count to 31 as of August 2, 2014, compared to 24 as of August 3, 2013) inclusive of non-comparable sales growth contributing $6.5 million, and (iii) e-commerce sales growth contributing $1.1 million.

Gross Profit/Gross Margin rate increased 470 basis points to 49.3% for the six months ended August 2, 2014 compared to 44.6% for the six months ended August 3, 2013. The total gross margin rate increase was driven primarily by supply chain efficiencies, stronger penetration in higher margin products and increased sales penetration of our direct-to-consumer, international and licensing businesses.

Selling, general and administrative expenses for the six months ended August 2, 2014 were $45.3 million, increasing $11.0 million, or 32.1%, versus $34.3 million for the six months ended August 3, 2013. The increase in selling, general and administrative expenses compared to the prior fiscal year period is primarily due to:

•	Increase in compensation expense of $5.7 million, including share-based and incentive compensation, employee benefits and related increases due to hiring and retaining additional employees to support our growth plans;

•	Increase in rent and occupancy costs of $2.4 million due primarily to new retail store openings;

•	Increase in public company expenses of $1.1 million due to costs incurred to be a stand-alone public company;

•	Increase in marketing, advertising and promotional expenses of $1.0 million to support our brand awareness growth efforts;

•	Increase in depreciation expense of $1.0 million due to new stores and shop-in-shop investments;

•	Increase of $0.6 million related to fees incurred in connection with the Secondary Offering completed in July 2014;

•	Increase in other costs of $3.1 million consisting of increases in areas such as design & development, travel, consulting and legal; and

•	The above increases were partially offset by the decrease in public company transition costs of $4.0 million incurred in the prior fiscal year in preparation for our IPO that was completed on November 27, 2013.

	Operating Income by Segment
	Six Months Ended
	August 2, 2014	August 3, 2013
(in thousands)
Wholesale	$43,627	$31,311
Direct-to-Consumer	3,813	2,511

Subtotal	47,440	33,822
Unallocated expenses	(22,289)	(16,937)

Total operating income	$25,151	$16,885

Operating income from our wholesale segment increased $12.3 million, or 39.3%, to $43.6 million in the six months ended August 2, 2014 from $31.3 million in the six months ended August 3, 2013. This increase was driven by the sales volume increase of $19.1 million noted above and gross margin rate improvement as well as the impact of wholesale segment operating expenses remaining relatively flat as a percentage of net sales as wholesale operating expenses grew at a lower rate than the rate of sales growth versus the prior fiscal year period.

Operating income from our direct-to-consumer segment increased $1.3 million, or 51.9% to $3.8 million in the six months ended August 2, 2014 from $2.5 million in the six months ended August 3, 2013. The increase resulted primarily from the sales volume increase of $9.0 million as noted above which more than offset the additional operating expenses incurred, primarily as a result of opening new stores, during the period to support our sales growth.

Interest expense for the six months ended August 2, 2014 was $5.3 million, decreasing $10.5 million, or 66.4%, versus $15.9 million for the six months ended August 3, 2013. Interest expense decreased as we had lower average debt balances period over period. The decrease in overall debt balances was primarily due to certain affiliates of Sun Capital contributing certain outstanding indebtedness to the Company in June 2013, thus eliminating interest expense on approximately $407.5 million in debt at that time. On November 27, 2013, in connection with the IPO and Restructuring Transactions, we entered into the Term Loan Facility and the Revolving Credit Facility. Annual interest expense is estimated to be $11.6 million assuming $175.0 million outstanding borrowings under the Term Loan Facility. As voluntary pre-payments are being made on the Term Loan Facility there will be corresponding reductions in annualized interest expense.

Other expense, net, was $0.5 million for both the six months ended August 2, 2014 and the six months ended August 3, 2013.

Provision for income taxes for the six months ended August 2, 2014 was $7.4 million as compared to $1.9 million for the six months ended August 3, 2013. Our effective tax rate on pretax income for the three months ended August 2, 2014 and the three months ended August 3, 2013 was 38.5% and 382.4%, respectively. The rate for the six months ended August 2, 2014 differed from the U.S. statutory rate of 35% primarily due to state taxes offset in part by changes in our valuation allowance. The rate for the six months ended August 3, 2013 differed from the U.S. statutory rate of 35.0% primarily due to state taxes and nondeductible interest offset in part by changes in our valuation allowances.

Net loss from discontinued operations

The separation of the non-Vince businesses was completed on November 27, 2013. Accordingly, there are no results from discontinued operations reflected in the condensed consolidated statement of operations for the six months ended August 2, 2014. Net loss from discontinued operations was $24.3 million for the six months ended August 3, 2013.

Net income (loss)

Net income was $11.9 million for the six months ended August 2, 2014, increasing $37.5 million from a net loss of $25.6 million for the six months ended August 3, 2013. The reduction in our net loss was primarily due to increased income from operations of $8.3 million, reduced interest expense of $10.5 million and a lower net loss from discontinued operations of $24.3 million.

Discontinued Operations

On November 27, 2013, in connection with the IPO and Restructuring Transactions, we separated the Vince and non-Vince businesses whereby the non-Vince businesses are now owned by Kellwood Holding, LLC, which is controlled by affiliates of Sun Capital. As the Company and Kellwood Holding, LLC were under the common control of affiliates of Sun Capital, this separation transaction resulted in a $73.1 million adjustment to additional paid-in capital on our condensed consolidated balance sheet at February 1, 2014.

As a result of the separation with the non-Vince businesses, the financial results for the non-Vince businesses, through the separation, on November 27, 2013, are now included in results from discontinued operations, including the three and six months ended August 3, 2013. The non-Vince businesses continue to operate as a stand-alone company. Due to differences in the basis of presentation for discontinued operations and the basis of presentation as a stand-alone company, the financial results of the non-Vince businesses included within discontinued operations of the Company may not be indicative of actual financial results of the non-Vince businesses as a stand-alone company.

Net loss from discontinued operations—Three and Six Months Ended August 2, 2014 Compared to Three and Six Months Ended August 3, 2013

The separation of the non-Vince businesses was completed on November 27, 2013. Accordingly, there are no results from discontinued operations reflected on the condensed consolidated statement of operations for the three and six months ended August 2, 2014. The results of the non-Vince businesses included in discontinued

operations for the three and six months ended August 3, 2013 are summarized in the following table (in thousands, except effective tax rates).

	Three Months Ended August 3, 2013	Six Months Ended August 3, 2013
Net sales	$119,692	$250,406
Cost of products sold	91,734	194,282

Gross profit	27,958	56,124
Selling, general and administrative expenses	30,880	62,036
Restructuring, environmental and other charges	491	1,335
Impairment of long-lived assets (excluding goodwill)	434	434
Change in fair value of contingent consideration	(54)	(54)
Interest expense, net	14,111	27,790
Other expense (income), net	644	(49)

Loss before income taxes	(18,548)	(35,368)
Income taxes	381	(11,109)

Net loss from discontinued operations, net of taxes	$(18,929)	$(24,259)

Effective tax rate	2.1%	31.4%

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

Operating Activities

	Six Months Ended
	August 2, 2014	August 3, 2013
(in thousands)
Operating activities
Net income (loss)	$11,885	$(25,643)
Less: Net loss from discontinued operations	—	(24,259)
Add (deduct) items not affecting operating cash flows:
Depreciation	1,849	806
Amortization of intangible assets	299	300
Amortization of deferred financing costs	597	—
Amortization of deferred rent	1,246	263
Deferred income taxes	7,415	1,859
Share-based compensation expense	792	—
Capitalized PIK Interest	—	15,883
Loss on disposal of property, plant and equipment	—	262
Changes in assets and liabilities:
Receivables, net	1,894	(5,970)
Inventories, net	(24,676)	(9,118)
Prepaid expenses and other current assets	2,318	(6,588)
Accounts payable and accrued expenses	12,596	1,250
Other assets and liabilities	194	46

Net cash provided by/(used in) operating activities—continuing operations	16,409	(2,391)
Net cash used in operating activities—discontinued operations	—	(38,611)

Net cash provided by/(used in) operating activities	$16,409	$(41,002)

Continuing operations

Net cash provided by operating activities during the six months ended August 2, 2014 was $16.4 million, which consisted of net income of $11.9 million, impacted by non-cash items of $12.2 million and cash used for working capital of $7.7 million. Net cash used in working capital primarily resulted from a $24.7 million increase in inventory due primarily to increase inventory purchases for the fall selling season. This was offset in part by net increases in accounts payable and accrued expenses of $12.6 million due to timing of payments to vendors, a decrease in prepaid expenses and other current assets of $2.3 million and a $1.9 million decrease in receivables due to timing of collections.

Net cash used in operating activities during the six months ended August 3, 2013 was $2.4 million, which consisted of net loss of $1.4 million, impacted by non-cash items of $19.4 million and cash used in working capital of $20.4 million. Non-cash expenses primarily consisted of PIK interest expense of $15.9 million. Net cash used in working capital primarily resulted from a $9.1 million increase in inventory due to timing of inventory receipts, an increase in prepaid expenses and other current assets of $6.6 million, and an increase in receivables of $6.0 million due to timing of collections. This was offset in part by net increases in accounts payable and other accrued expenses due to timing of payments to vendors.

Discontinued operations

The separation of the non-Vince businesses was completed on November 27, 2013. Vince has no discontinued operations at August 2, 2014 or February 1, 2014. Accordingly, there are no cash flows from operating activities of discontinued operations for the six months ended August 2, 2014.

Net cash used in operating activities for the six months ended August 3, 2013 was $38.6 million, which consisted of net loss of $24.3 million adjusted for noncash charges and changes in working capital totaling $14.3 million.

Investing Activities

	Six Months Ended
	August 2, 2014	August 3, 2013
(in thousands)
Investing activities
Payments for capital expenditures	$(7,351)	$(3,406)

Net cash used in investing activities—continuing operations	(7,351)	(3,406)
Net cash provided by investing activities—discontinued operations	—	3,915

Net cash (used in)/provided by investing activities	$(7,351)	$509

Continuing operations

Net cash used in investing activities represents capital expenditures, primarily related to retail store build-outs, including leasehold improvements and store fixtures. Net cash used in investing activities increased $3.9 million from $3.4 million used in investing activities during the six months ended August 3, 2013 to $7.4 million used in investing activities during the six months ended August 2, 2014. The increase is primarily attributable to an increase in capital expenditures for construction of additional retail stores, additional build-out of shop-in-shops within selected wholesale partner locations, as well as costs related to the build-out of our new headquarters space.

Discontinued operations

The separation of the non-Vince businesses was completed on November 27, 2013. Vince has no discontinued operations at August 2, 2014 or February 1, 2014. Accordingly, there are no cash flows from investing activities of discontinued operations for the six months ended August 2, 2014.

Net cash provided by investing activities for the six months ended August 3, 2013 was $3.9 million, primarily consisting of $6.0 million of proceeds related to the sale of various assets of the non-Vince business, net of selling costs. Additionally there were $2.1 million in payments for capital expenditures and other assets related to the non-Vince business during the quarter.

Financing Activities

	Six Months Ended
	August 2, 2014	August 3, 2013
(in thousands)
Financing activities
Payment for Term Loan Facility	$(53,000)	$—
Borrowings under the Revolving Credit Facility	22,600	—
Fees paid for Term Loan Facility and Revolving Credit Facility	(114)	—
Proceeds from the exercise of stock options	34	—

Net cash used in financing activities—continuing operations	(30,480)	—
Net cash provided by financing activities—discontinued operations	—	40,790

Net cash (used in)/provided by financing activities	$(30,480)	$40,790

Continuing operations

Net cash used in financing activities was $30.5 million during the six months ended August 2, 2014, primarily consisting of voluntary pre-payments totaling $53.0 million on the Term Loan Facility, partially offset by $22.6 million of borrowings under our Revolving Credit Facility.

There was no cash provided by or used in financing activities during the six months ended August 3, 2013.

Discontinued operations

The separation of the non-Vince businesses was completed on November 27, 2013. Vince has no discontinued operations at August 2, 2014 or February 1, 2014. Accordingly, there are no cash flows from financing activities of discontinued operations for the six months ended August 2, 2014.

Net cash provided by financing activities during the six months ended August 3, 2013 was $40.8 million due to net borrowings of $35.8 million under the Kellwood revolving credit facilities, net of fees paid and $5.0 million of term loan borrowings.

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

As of August 2, 2014, the availability on the Revolving Credit Facility was $50.0 million. As of August 2, 2014, there was $22.6 million of borrowings outstanding and $7.3 million of letters of credit outstanding under the Revolving Credit Facility.

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

Through August 2, 2014, we have made voluntary pre-payments totaling $58.0 million in the aggregate on the original $175.0 million Term Loan Facility. These voluntary prepayments of $5.0 million, $20.0 million and $33.0 million were made during the three months ended February 1, 2014, the three months ended May 3, 2014 and the three months ended August 2, 2014, respectively. The voluntary prepayment of $33.0 million made during the three months ended August 2, 2014 was partially funded by $22.6 million of borrowings under the Revolving Credit Facility. As of August 2, 2014 we had $117.0 million of debt outstanding under the Term Loan Facility.

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

A summary of our critical accounting policies is included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our consolidated financial statements for the fiscal year ended February 1, 2014 filed with the SEC on Form 10-K on April 4, 2014. As of August 2, 2014, there have been no material changes to the critical accounting policies contained therein.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our principal market risk relates to interest rate sensitivity, which is the risk that changes in interest rates will reduce our net income or net assets. Our variable rate debt consists of borrowings under the Term Loan Facility and Revolving Credit Facility. Our interest rate on the Term Loan Facility is based on the Eurodollar rate (subject to a 1.00% floor) plus 5.00%, or the base rate (subject to a 2.00% floor) plus 3.00%. Our interest rate on the Revolving Credit Facility is based on the Eurodollar rate or the Base Rate (as defined in the Revolving Credit Facility) with applicable margins subject to a pricing grid based on excess availability. As of August 2, 2014, a one percentage point increase in the interest rate on our variable rate debt would result in additional interest expense of approximately $1.4 million for the $139.6 million borrowings under the Term Loan Facility and Revolving Credit Facility, on an annual basis.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of August 2, 2014.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended August 2, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

We are a party to routine legal proceedings that arise in the ordinary course of our business. Except as disclosed on our 2013 Annual Report on Form 10-K for the fiscal year ended February 1, 2014, we are not currently a party to any legal proceedings or environmental claims that we believe would, individually or in the aggregate, have a material adverse effect on our financial position, results of operations, or cash flows.

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

Signature	Title	Date

/s/ Lisa Klinger Lisa Klinger	Chief Financial Officer and Treasurer (as duly authorized officer and principal financial officer)	September 12, 2014