Form 10-Q
period 2014-11-01
VINCE HOLDING CORP.
filed 2014-12-12
CIK 1579157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 1, 2014

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Common Stock	Outstanding at December 8, 2014
Common Stock, $0.01 par value per share	36,748,245 shares

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data, unaudited)

	November 1,	February 1,
	2014	2014
Assets
Current assets:
Cash and cash equivalents	$34	$21,484
Trade receivables, net	38,092	40,198
Inventories, net	52,725	33,956
Prepaid expenses and other current assets	7,292	8,093

Total current assets	98,143	103,731
Property, plant and equipment, net	25,418	13,615
Intangible assets, net	109,794	110,243
Goodwill	63,746	63,746
Deferred income taxes and other assets	107,140	123,007

Total assets	$404,241	$414,342

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$28,142	$23,847
Accrued salaries and employee benefits	5,901	5,425
Other accrued expenses	7,812	9,061

Total current liabilities	41,855	38,333
Long-term debt	122,500	170,000
Deferred income taxes and other	10,307	3,443
Other liabilities	168,924	169,015
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock at $0.01 par value (100,000,000 shares authorized, 36,728,969 and 36,723,727 shares issued and outstanding at November 1, 2014 and February 1, 2014, respectively)	367	367
Additional paid-in capital	1,010,457	1,008,549
Accumulated deficit	(950,104)	(975,300)
Accumulated other comprehensive loss	(65)	(65)

Stockholders’ equity	60,655	33,551

Total liabilities and stockholders’ equity	$404,241	$414,342

See notes to unaudited condensed consolidated financial statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data, unaudited)

	Three Months Ended		Nine Months Ended
	November 1,	November 2,	November 1,	November 2,
	2014	2013	2014	2013
Net sales	$102,947	$85,755	$245,725	$200,412
Cost of products sold	52,299	44,032	124,652	107,538

Gross profit	50,648	41,723	121,073	92,874
Selling, general and administrative expenses	25,818	24,185	71,092	58,451

Income from operations	24,830	17,538	49,981	34,423
Interest expense, net	2,235	—	7,570	15,883
Other expense, net	72	125	557	637

Income before income taxes	22,523	17,413	41,854	17,903
Provision for income taxes	9,212	945	16,658	2,819

Net income from continuing operations	13,311	16,468	25,196	15,084
Net loss from discontinued operations, net of taxes	—	(18,827)	—	(43,086)

Net income (loss)	$13,311	$(2,359)	$25,196	$(28,002)

Basic earnings (loss) per share:
Basic earnings (loss) per share from continuing operations	$0.36	$0.63	$0.69	$0.58
Basic loss per share from discontinued operations	—	(0.72)	—	(1.65)

Basic earnings (loss) per share	$0.36	$(0.09)	$0.69	$(1.07)

Diluted earnings (loss) per share:
Diluted earnings (loss) per share from continuing operations	$0.35	$0.62	$0.66	$0.57
Diluted loss per share from discontinued operations	—	(0.71)	—	(1.63)

Diluted earnings (loss) per share	$0.35	$(0.09)	$0.66	$(1.06)

Weighted average shares outstanding:
Basic	36,728,969	26,228,605	36,726,338	26,216,955
Diluted	38,303,603	26,677,773	38,243,368	26,413,307

See notes to unaudited condensed consolidated financial statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands, unaudited)

	Three Months Ended		Nine Months Ended
	November 1,	November 2,	November 1,	November 2,
	2014	2013	2014	2013
Net income (loss)	$13,311	$(2,359)	$25,196	$(28,002)
Foreign currency translation adjustment	—	43	—	1

Comprehensive income (loss)	$13,311	$(2,316)	$25,196	$(28,001)

See notes to unaudited condensed consolidated financial statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands, unaudited)

	Nine Months Ended
	November 1,	November 2,
	2014	2013
Operating activities
Net income (loss)	$25,196	$(28,002)
Less: Net loss from discontinued operations	—	(43,086)
Add (deduct) items not affecting operating cash flows:
Depreciation	3,111	1,396
Amortization of intangible assets	449	449
Amortization of deferred financing costs	912	—
Amortization of deferred rent	2,182	263
Deferred income taxes	15,695	2,795
Share-based compensation expense	1,250	—
Capitalized PIK Interest	—	15,883
Loss on disposal of property, plant and equipment	—	262
Changes in assets and liabilities:
Receivable, net	2,106	(6,433)
Inventories, net	(18,769)	(17,331)
Prepaid expenses and other current assets	4,825	(648)
Accounts payable and accrued expenses	3,521	3,289
Other assets and liabilities	958	124

Net cash provided by operating activities—continuing operations	41,436	15,133
Net cash used in operating activities—discontinued operations	—	(56,863)

Net cash provided by/(used in) operating activities	41,436	(41,730)

Investing activities
Payments for capital expenditures	(15,306)	(7,431)

Net cash used in investing activities—continuing operations	(15,306)	(7,431)
Net cash provided by investing activities—discontinued operations	—	1,506

Net cash used in investing activities	(15,306)	(5,925)

Financing activities
Proceeds from borrowings under the Revolving Credit Facility	22,600	—
Payments for Revolving Credit Facility	(2,100)	—
Payments for Term Loan Facility	(68,000)	—
Fees paid for Term Loan Facility and Revolving Credit Facility	(114)	—
Stock option exercise	34	32

Net cash (used in)/provided by financing activities—continuing operations	(47,580)	32
Net cash provided by financing activities—discontinued operations	—	47,450

Net cash (used in)/provided by financing activities	(47,580)	47,482

Decrease in cash and cash equivalents	(21,450)	(173)
Cash and cash equivalents, beginning of period	21,484	1,881

Cash and cash equivalents, end of period	34	1,708
Less: Cash and cash equivalents of discontinued operations, end of period	—	(1,404)

Cash and cash equivalents of continuing operations, end of period	$34	$304

See notes to unaudited condensed consolidated financial statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands, unaudited)

	Nine Months Ended
	November 1,	November 2,
	2014	2013
Supplemental Disclosures of Cash Flow Information, continuing operations
Cash payments for interest	$6,966	$—
Cash payments for income taxes, net of refunds	65	31
Supplemental Disclosures of Cash Flow Information, discontinued operations
Cash payments for interest	—	20,644
Cash payments for income taxes, net of refunds	—	536
Supplemental Disclosures of Non-Cash Investing and Financing Activities
Capital expenditures in accounts payable	223	514
Forgiveness of principal and capitalized and accrued interest on related-party debt	—	(407,527)
Capital contribution from stockholder	—	407,527

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

The historical financial information presented herein as of November 1, 2014 includes only the Vince business and all historical financial information prior to November 27, 2013 includes the Vince business as continuing operations and the non-Vince businesses as a component of discontinued operations.

(A) Description of Business: Vince is a leading contemporary fashion brand best known for effortless style and timeless sophistication with a focus on clean, modern silhouettes and luxe details. Established in 2002, the brand now offers a wide range of women’s, men’s and children’s apparel, women’s and men’s footwear, and handbags. We reach our customers through a variety of channels, specifically through premier wholesale department stores and specialty stores in the United States (“U.S.”) and select international markets, as well as through our branded retail locations and our website. We design our products in the U.S. and source the vast majority of our products from contract manufacturers outside the U.S., primarily in Asia and South America. Products are manufactured to meet our product specifications and labor standards.

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

The condensed consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries as of November 1, 2014. All intercompany accounts and transactions have been eliminated. The amounts and disclosures included in the notes to the condensed consolidated financial statements, unless otherwise indicated, are presented on a continuing operations basis. In the opinion of management, the financial statements contain all adjustments (consisting solely of normal recurring adjustments) and disclosures necessary to make the information presented therein not misleading. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or the fiscal year as a whole. As used in this report, unless the context requires otherwise, “our,” “us,” “we” and the “Company” refer to VHC and its consolidated subsidiaries.

Certain reclassifications have been made to the prior periods’ financial information in order to conform to the current period’s presentation. The reclassifications had no impact on previously reported net income or stockholders’ equity.

Note 2. The IPO and Restructuring Transactions

Initial Public Offering

On November 27, 2013, VHC completed an initial public offering (the “IPO”) of 10,000,000 shares of VHC common stock at a public offering price of $20.00 per share. The selling stockholders in the offering sold an additional 1,500,000 shares of VHC common stock to the underwriters in the initial public offering. Shares of the Company’s common stock are listed on the New York Stock Exchange under the ticker symbol “VNCE”. VHC received net proceeds of $177,000, after deducting underwriting discounts, commissions and estimated offering expenses from its sale of shares in the IPO. The Company retained approximately $5,000 of such proceeds for general corporate purposes and used the remaining net proceeds, together with net borrowings under our new term loan facility to repay a promissory note (the “Kellwood Note Receivable”) issued to Kellwood Company, LLC in connection with the restructuring transactions which occurred immediately prior to the consummation of the IPO (the “Restructuring Transactions”). Proceeds from the repayment of the Kellwood Note Receivable were used to repay or discharge certain existing debt of Kellwood Company.

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

Stock Split

In connection with the IPO, VHC’s board of directors approved the conversion of all non-voting common stock into voting common stock on a one-for-one basis, and a 28.5177-for-one split of its common stock. Accordingly, all references to share and per share information in all periods presented have been adjusted to reflect the stock split. Furthermore, in connection with the Restructuring Transactions, the par value per share of common stock was changed to $0.01 per share.

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

As a result of the IPO and Restructuring Transactions, the non-Vince businesses were separated from the Vince business, and the Pre-IPO Stockholders (through their ownership of Kellwood Holding, LLC) retained the full ownership and control of the non-Vince businesses. The Vince business is now the sole operating business of Vince Holding Corp..

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

Note 3. Secondary Offering of Common Stock

In July 2014, certain selling stockholders of VHC, including affiliates of Sun Capital (the “Selling Stockholders”), sold 4,975,254 shares of VHC’s common stock at a public offering price of $34.50 per share in a secondary public offering (the “Secondary Offering”). The total shares sold include 648,946 shares sold by the Selling Stockholders pursuant to the exercise by the underwriters of their option to purchase additional shares. The Company did not receive any proceeds from the Secondary Offering. Immediately following the Secondary Offering, affiliates of Sun Capital beneficially owned 54.6% of VHC’s issued and outstanding common stock. The Company incurred approximately $571 of expenses in connection with the Secondary Offering during the nine months ended November 1, 2014.

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

As a result of the separation with the non-Vince businesses, the financial results of the non-Vince businesses through the separation date of November 27, 2013, are now included in results from discontinued operations, including the three and nine months ended November 2, 2013. The non-Vince businesses continue to operate as a stand-alone company. Due to differences in the basis of presentation for discontinued operations and the basis of presentation as a stand-alone company, the financial results of the non-Vince businesses included within discontinued operations of the Company may not be indicative of actual financial results of the non-Vince businesses as a stand-alone company.

On November 27, 2013, we entered into a Shared Services Agreement with Kellwood pursuant to which Kellwood provides support services in various operational areas as further discussed in Note 15. Other than the payments for services provided under this agreement, we do not expect any future cash flows related to the non-Vince business.

The separation of the non-Vince businesses was completed on November 27, 2013. Accordingly, there are no results from discontinued operations reflected on the condensed consolidated statement of operations for the three and nine months ended November 1, 2014. The results of the non-Vince businesses included in discontinued operations for the three and nine months ended November 2, 2013 are summarized in the following table (in thousands).

	Three Months Ended November 2, 2013	Nine Months Ended November 2, 2013
Net sales	$128,254	$378,660
Cost of products sold	101,411	295,693

Gross profit	26,843	82,967
Selling, general and administrative expenses	29,313	91,349
Restructuring, environmental and other charges	124	1,459
Impairment of long-lived assets (excluding goodwill)	933	1,367
Change in fair value of contingent consideration	—	(54)
Interest expense, net	14,760	42,550
Other expense, net	469	420

Loss before income taxes	(18,756)	(54,124)
Income taxes	71	(11,038)

Net loss from discontinued operations, net of taxes	$(18,827)	$(43,086)

Effective tax rate	0.4%	20.4%

The effective tax rate for the three months ended November 2, 2013 differs from the U.S. statutory rate of 35% primarily due to additional valuation allowance. The effective tax rate for the nine months ended November 2, 2013 differs from the U.S. statutory rate of 35% primarily due to a release of valuation allowance. The release in valuation allowance is primarily due to the allocation of the disallowed tax loss on the sale of the Baby Phat trademark to intangible assets with indefinite lives resulting in fewer deferred tax liabilities that cannot be offset against deferred tax assets for valuation allowance purposes.

At November 1, 2014 and February 1, 2014, there are no remaining assets or liabilities of the non-Vince businesses reflected in the condensed consolidated balance sheet.

Note 5. Goodwill and Intangible Assets

Goodwill balances and changes therein subsequent to the February 1, 2014 condensed consolidated balance sheet are as follows (in thousands):

	Gross Goodwill	Accumulated Impairment	Net Goodwill
Balance as of February 1, 2014	$110,688	$(46,942)	$63,746

Balance as of November 1, 2014	$110,688	$(46,942)	$63,746

Identifiable intangible assets summary (in thousands):

	Gross Amount	Accumulated Amortization	Net Book Value
Balance as of February 1, 2014:
Amortizable intangible assets:
Customer relationships	$11,970	$(3,577)	$8,393
Indefinite-lived intangible assets:
Trademarks	101,850	—	101,850

Total intangible assets	$113,820	$(3,577)	$110,243

	Gross Amount	Accumulated Amortization	Net Book Value
Balance as of November 1, 2014
Amortizable intangible assets:
Customer relationships	$11,970	$(4,026)	$7,944
Indefinite-lived intangible assets:
Trademarks	101,850	—	101,850

Total intangible assets	$113,820	$(4,026)	$109,794

Amortization of identifiable intangible assets for continuing operations was $150 and $149 for the three months ended November 1, 2014 and the three months ended November 2, 2013, respectively, and $449 in both the nine months ended November 1, 2014 and the nine months ended November 2, 2013. The estimated amortization expense for identifiable intangible assets is expected to be $598 for each fiscal year for the next five fiscal years.

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

The Company did not have any non-financial assets or non-financial liabilities recognized at fair value on a recurring basis at November 1, 2014 or February 1, 2014. At November 1, 2014 and February 1, 2014, the Company believes that the carrying value of cash and cash equivalents, receivables and accounts payable approximates fair value, due to the short maturity of these items. As the Company’s debt obligations as of November 1, 2014 are at variable rates, there is no significant difference between the fair value and carrying value of the Company’s outstanding debt.

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

Note 7. Financing Arrangements

Revolving Credit Facility

On November 27, 2013, Vince, LLC entered into the Revolving Credit Facility in connection with the closing of the IPO and Restructuring Transactions. BofA serves as administrative agent for this facility. The Revolving Credit Facility provides for a revolving line of credit of up to $50,000 and matures on November 27, 2018. The Revolving Credit Facility also provides for a letter of credit sublimit of $25,000 (plus any increase in aggregate commitments) and for an increase in aggregate commitments of up to $20,000. Vince, LLC is the borrower and VHC and Vince Intermediate Holding, LLC (“Vince Intermediate”) are the guarantors under the new Revolving Credit Facility. Interest is payable on the loans under the Revolving Credit Facility, at either the LIBOR or the Base Rate, in each case, with applicable margins subject to a pricing grid based on an excess availability calculation. The “Base Rate” means, for any day, a fluctuating rate per annum equal to the highest of (i) the rate of interest in effect for such day as publicly announced from time to time by BofA as its prime rate; (ii) the Federal Funds Rate for such day, plus 0.50%; and (iii) the LIBOR Rate for a one month interest period as determined on such day, plus 1.0%. During the continuance of an event of default and at the election of the required lender, interest will accrue at a rate of 2% in excess of the applicable non-default rate.

The Revolving Credit Facility contains a requirement that, at any point when “Excess Availability” is less than the greater of (i) 15% percent of the loan cap or (ii) $7,500, and continuing until Excess Availability exceeds the greater of such amounts for 30 consecutive days, during which time, Vince must maintain a consolidated EBITDA (as defined in the Revolving Credit Facility) equal to or greater than $20,000. We have not been subject to this maintenance requirement since Excess Availability has been greater than the required minimum.

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

As of November 1, 2014, the availability under the $50,000 Revolving Credit Facility was $21,853. As of November 1, 2014, there was $20,500 of borrowings outstanding and $7,647 of letters of credit outstanding under the Revolving Credit Facility.

Note 8. Long-Term Debt

Long-term debt consisted of the following as of November 1, 2014 and February 1, 2014 (in thousands).

	November 1, 2014	February 1, 2014
Term Loan Facility	$102,000	$170,000
Revolving Credit Facility	20,500	—

Total long-term debt	$122,500	$170,000

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

The Term Loan Facility also provides for an incremental facility of up to the greater of $50,000 and an amount that would result in the consolidated net total secured leverage ratio not exceeding 3.00 to 1.00, in addition to certain other rights to refinance or repurchase portions of the term loan. The Term Loan Facility is subject to quarterly amortization of principal equal to 0.25% of the original aggregate principal amount of the Term Loan Facility, with the balance payable at final maturity. Interest is payable on loans under the Term Loan Facility at a rate of either (i) the Eurodollar rate (subject to a 1.00% floor) plus an applicable margin of 4.75% to 5.00% based on a leverage ratio or (ii) the base rate applicable margin of 3.75% to 4.00% based on a leverage ratio. During the continuance of a payment or bankruptcy event of default, interest will accrue (i) on the overdue principal amount of any loan at a rate of 2% in excess of the rate otherwise applicable to such loan and (ii) on any overdue interest or any other outstanding overdue amount at a rate of 2% in excess of the nondefault interest rate then applicable to base rate loans.

The Term Loan Facility contains a requirement that Vince, LLC and Vince Intermediate maintain a “Consolidated Net Total Leverage Ratio” as of the last day of any period of four fiscal quarters not to exceed 3.75 to 1.00 for the fiscal quarters ending February 1, 2014 through November 1, 2014, 3.50 to 1.00 for the fiscal quarters ending January 31, 2015 through October 31, 2015, and 3.25 to 1.00 for the fiscal quarter ending January 30, 2016 and each fiscal quarter thereafter. In addition, the Term Loan Facility contains customary representations and warranties, other covenants, and events of default, including but not limited to, limitations on the incurrence of additional indebtedness, liens, negative pledges, guarantees, investments, loans, asset sales, mergers, acquisitions, prepayment of other debt, the repurchase of capital stock, transactions with affiliates, and the ability to change the nature of its business or its fiscal year, and distributions and dividends. The Term Loan Facility generally permits dividends to the extent that no default or event of default is continuing or would result from the contemplated dividend and the pro forma Consolidated Net Total Leverage Ratio after giving effect to such contemplated dividend is at least 0.25 lower than the maximum Consolidated Net Total Leverage Ratio for such quarter. All obligations under the Term Loan Facility are guaranteed by VHC and any future material domestic restricted subsidiaries of Vince, LLC and secured by a lien on substantially all of the assets of VHC, Vince, LLC and Vince Intermediate and any future material domestic restricted subsidiaries. We are in compliance with applicable financial covenants.

Through November 1, 2014, the Company has made voluntary prepayments totaling $73,000 in the aggregate on the original $175,000 Term Loan Facility entered into on November 27, 2013. These voluntary prepayments of $5,000, $20,000, $33,000 and $15,000 were made during the three months ended February 1, 2014, the three months ended May 3, 2014, the three months ended August 2, 2014, and the three months ended November 1, 2014, respectively. The voluntary prepayments made during the current fiscal year were partially funded by $20,500 of net borrowings under the Revolving Credit Facility. As of November 1, 2014 the Company had $102,000 of debt outstanding under the Term Loan Facility.

Note 9. Inventory

Inventories of continuing operations consist of the following:

	November 1, 2014	February 1, 2014
Finished goods	$52,596	$32,946
Work in process	—	98
Raw materials	129	912

Total inventories, net	$52,725	$33,956

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

Employee Stock Plans

2010 Option Plan

Kellwood Company had convertible equity securities that result in recognition of share-based compensation expense. On June 30, 2010, the board of directors approved the 2010 Option Plan. On November 21, 2013 and as discussed above, VHC assumed Kellwood Company’s remaining obligations under the 2010 Option Plan; provided, that none of the issued and outstanding options (after giving effect to such assumption and the stock split effected as part of the Restructuring Transactions) were exercisable until the consummation of the IPO. Additionally, prior to the consummation of the IPO and after giving effect to the assumption described in this paragraph, VHC and the Vince employees to whom options had been previously granted under the 2010 Option Plan, amended the related grant agreements to eliminate, effective as of the consummation of the IPO, restrictions on the exercisability of the subject employees’ vested options.

Prior to the IPO, the 2010 Option Plan, as amended, provided for the grant of options to acquire up to 2,752,155 shares of Kellwood Company common stock. We will not grant any future awards under the 2010 Option Plan. Future awards shall be granted under the Vince 2013 Incentive Plan.

Vince 2013 Incentive Plan

In connection with the IPO, the Company adopted the Vince 2013 Incentive Plan (the “Vince 2013 Incentive Plan”), which provides for grants of stock options, stock appreciation rights, restricted stock and other stock-based awards. The aggregate number of shares of common stock which may be issued or used for reference purposes under the Vince 2013 Incentive Plan or with respect to which awards may be granted may not exceed 3,400,000 shares. The shares available for issuance under the Vince 2013 Incentive Plan may be, in whole or in part, either authorized and unissued shares of our common stock or shares of common stock held in or acquired for our treasury. In general, if awards under the Vince 2013 Incentive Plan are for any reason cancelled, or expire or terminate unexercised, the shares covered by such award may again be available for the grant of awards under the Vince 2013 Incentive Plan. As of November 1, 2014, there were 2,996,556 shares under the Vince 2013 Incentive Plan available for future grants.

A summary of stock option activity under our plans is as follows:

	Stock Options	Weighted Average Exercise Price
Outstanding at February 1, 2014	2,289,530	$8.26
Granted	69,227	$35.08
Exercised	(5,242)	$6.64
Forfeited or expired	(45,811)	$17.03

Outstanding at November 1, 2014	2,307,704	$8.89

Vested or expected to vest at November 1, 2014	2,307,704	$8.89
Exercisable at November 1, 2014	609,405	$5.96

The Company has also issued restricted stock units to its non-employee directors and directors not affiliated with Sun Capital under the Vince 2013 Incentive Plan. During the nine months ended November 1, 2014, the Company granted 2,966 restricted stock units, resulting in 10,466 nonvested restricted stock units outstanding at November 1, 2014.

Share-based compensation expense which is reflected in selling, general and administrative expenses was $458 and $1,250 for the three and nine months ended November 1, 2014, respectively.

Note 11. Earnings Per Share

All share information presented below and herein has been adjusted to reflect the stock split approved by VHC’s board of directors as of November 27, 2013. The nine months ended November 1, 2014 includes the impact of 10,000,000 shares issued by the Company on November 27, 2013 in the IPO.

The following is a reconciliation of basic shares to diluted shares:

	Three Months Ended		Nine Months Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Weighted-average shares—basic	36,728,969	26,228,605	36,726,338	26,216,955
Effect of dilutive equity securities	1,574,634	449,168	1,517,030	196,352

Weighted-average shares—diluted	38,303,603	26,677,773	38,243,368	26,413,307

For the three and nine months ended November 1, 2014, 65,561 and 34,216 options to purchase common stock, respectively, were excluded from the computation of weighted average shares for diluted earnings per share since the related exercise prices exceeded the average market price of the Company’s common stock and such inclusion would be anti-dilutive.

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

Note 13. Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern, which states management should evaluate whether there are conditions or events, considered in the aggregate, that raise a substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. Management’s evaluation should be based on relevant conditions and events that are known and likely to occur at the date that the financial statements are issued. The standard update will be effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter, however, early application is permitted. The Company does not expect the adoption of this new standard to have an impact on its financial position and results of operations.

In May 2014, the FASB issued a comprehensive new revenue recognition standard which will supersede previous existing revenue recognition guidance. The standard creates a five-step model for revenue recognition that requires companies to exercise judgment when considering contract terms and relevant facts and circumstances. The five-step model includes (1) identifying the contract, (2) identifying the separate performance obligations in the contract, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations and (5) recognizing revenue when each performance obligation has been satisfied. The standard also requires expanded disclosures surrounding revenue recognition. The standard is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period and is to be applied retrospectively, with early application not permitted. The Company is evaluating the new standard and its impact on the Company’s financial position and results of operations.

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

Our wholesale segment sells apparel to our direct-to-consumer segment at cost. The wholesale intercompany sales of $9,077 and $6,014 have been excluded from the net sales totals presented below for the three months ended November 1, 2014 and November 2, 2013, respectively. The wholesale intercompany sales of $16,978 and $11,986 have been excluded from the net sales totals presented below for the nine months ended November 1, 2014 and November 2, 2013, respectively. Furthermore, as intercompany sales are sold at cost, no intercompany profit is reflected in operating income presented below.

Summary information for our operating segments is presented below (in thousands).

	Three Months Ended		Nine Months Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Net Sales:
Wholesale	$78,898	$67,281	$190,564	$159,832
Direct-to-consumer	24,049	18,474	55,161	40,580

Total net sales	$102,947	$85,755	$245,725	$200,412

Operating Income:
Wholesale	$30,577	$25,003	$74,204	$56,314
Direct-to-consumer	6,042	5,229	9,855	7,740

Subtotal	36,619	30,232	84,059	64,054
Unallocated expenses	(11,789)	(12,694)	(34,078)	(29,631)

Total operating income	$24,830	$17,538	$49,981	$34,423

Capital Expenditures:
Wholesale	$673	$623	$1,238	$1,244
Direct-to-consumer	3,072	3,402	6,158	6,187
Unallocated corporate	4,210	—	7,910	—

Total capital expenditure	$7,955	$4,025	$15,306	$7,431

	November 1, 2014	February 1, 2014
Total Assets:
Wholesale	$86,665	$78,122
Direct-to-consumer	34,694	24,169
Unallocated expenses	282,882	312,051

Total assets	$404,241	$414,342

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

We are invoiced by Kellwood monthly for these amounts and generally are required to pay within 15 business days of receiving such invoice. The payments will be trued-up and can be disputed once each fiscal quarter. As of November 1, 2014, we have recorded $1,233 in other accrued expenses to recognize amounts payable to Kellwood under the Shared Services Agreement.

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

For purposes of the Tax Receivable Agreement, the Net Tax Benefit equals (i) with respect to a taxable year, the excess, if any, of (A) our liability for taxes using the same methods, elections, conventions and similar practices used on the relevant company return assuming there were no Pre-IPO Tax Benefits over (B) our actual liability for taxes for such taxable year (the “Realized Tax Benefit”), plus (ii) for each prior taxable year, the excess, if any, of the Realized Tax Benefit reflected on an amended schedule applicable to such prior taxable year over the Realized Tax Benefit reflected on the original tax benefit schedule for such prior taxable year, minus (iii) for each prior taxable year, the excess, if any, of the Realized Tax Benefit reflected on the original tax benefit schedule for such prior taxable year over the Realized Tax Benefit reflected on the amended schedule for such prior taxable year; provided, however, that to the extent any of the adjustments described in clauses (ii) and (iii) were reflected in the calculation of the tax benefit payment for any subsequent taxable year, such adjustments shall not be taken into account in determining the Net Tax Benefit for any subsequent taxable year.

As of November 1, 2014 we had an obligation of $172,081 under the Tax Receivable Agreement, which has a term of ten years, with approximately $3,157 included as a component of other accrued expenses and $168,924 included as other liabilities on our condensed consolidated balance sheet as of November 1, 2014. During the three months ended November 1, 2014, we adjusted the obligation under the Tax Receivable Agreement in connection with the filing of our 2013 income tax returns. The return to provision adjustments resulted in a net reduction of $818 to the pre-IPO deferred tax assets and a net reduction of $1,442 to the liability under the Tax Receivable Agreement with the corresponding net increase of $624 accounted for as an adjustment to additional paid-in-capital. The tax benefit payment with respect to the 2013 taxable year totaling approximately $3,157 plus accrued interest is expected to be paid in the fourth quarter of 2014.

Sun Capital Consulting Agreement

On November 27, 2013, we entered into an agreement with Sun Capital Management to (i) reimburse Sun Capital Management or any of its affiliates providing consulting services under the agreement for out-of-pocket expenses incurred in providing consulting services to us and (ii) provide Sun Capital Management with customary indemnification for any such services.

During the nine months ended November 1, 2014 we paid Sun Capital Management approximately $58 for reimbursement of expenses under the Sun Capital Consulting Agreement.

PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes our consolidated operating results, financial condition and liquidity during each of the three and nine month periods ended November 1, 2014 and November 2, 2013, respectively. The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report on Form 10-Q.

On November 27, 2013, Vince Holding Corp. completed an initial public offering (the “IPO”) of common stock and completed a series of restructuring transactions which occurred immediately prior to the IPO (the “Restructuring Transactions”). As a result of the IPO and Restructuring Transactions, the non-Vince businesses were separated from the Vince business. The Vince business is now the sole operating business of Vince Holding Corp. Historical financial information for the non-Vince businesses has been included as discontinued operations until the businesses were separated on November 27, 2013.

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

Executive Overview

Vince is a leading contemporary fashion brand best known for effortless style and timeless sophistication with a focus on clean, modern silhouettes and luxe details. Founded in 2002, Vince has generated strong sales momentum over the last decade. We believe that we will achieve continued success by expanding our product assortment distributed through premier wholesale partners in the U.S. and select international markets, as well as in our own branded retail locations and on our e-commerce platform.

As of November 1, 2014, we sold our products through 2,408 doors through our wholesale partners in the U.S. and international markets and we operated 37 retail stores, including 28 full price stores and nine outlet stores, throughout the United States.

The following is a summary of highlights during the three months ended November 1, 2014:

•	Our net sales totaled $102.9 million, reflecting a 20.0% increase over prior fiscal year net sales of $85.8 million.

•	Our wholesale net sales increased 17.3% to $78.9 million and our direct-to-consumer net sales increased 30.2% to $24.0 million.

•	Operating income increased 41.6% to $24.8 million, or 24.1% of net sales.

•	We opened six new retail stores and increased our wholesale door count by 30 additional doors during the three months ended November 1, 2014.

•	We made a voluntary pre-payment of $15.0 million on the Term Loan Facility. As of November 1, 2014 we had $122.5 million of total debt outstanding comprised of $102.0 million outstanding on our Term Loan Facility and $20.5 million outstanding on our Revolving Credit Facility.

We serve our customers through a variety of channels that reinforce the Vince brand image. Our diversified channel strategy allows us to introduce our products to customers through multiple distribution points that are reported in two segments: wholesale and direct-to-consumer. The following is a summary of our wholesale and direct-to-consumer net sales for the three and nine months ended November 1, 2014 and November 2, 2013, respectively:

	Three Months Ended		Nine Months Ended
(in thousands)	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Net Sales by Segment:
Wholesale	$78,898	$67,281	$190,564	$159,832
Direct-to-consumer	24,049	18,474	55,161	40,580

Total net sales	$102,947	$85,755	$245,725	$200,412

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

Results of Operations

The following table presents our operating results as a percentage of net sales as well as earnings per share data (dollars in thousands, except per share data) for the three and nine months ended November 1, 2014 and November 2, 2013:

	Three Months Ended				Nine Months Ended
	November 1, 2014		November 2, 2013		November 1, 2014		November 2, 2013
(In thousands, except percentages)
Statement of Operations:
Net sales	$102,947	100.0%	$85,755	100.0%	$245,725	100.0%	$200,412	100.0%
Cost of products sold	52,299	50.8%	44,032	51.3%	124,652	50.7%	107,538	53.7%

Gross profit	50,648	49.2%	41,723	48.7%	121,073	49.3%	92,874	46.3%
Selling, general and administrative expenses	25,818	25.1%	24,185	28.2%	71,092	29.0%	58,451	29.1%

Income from operations	24,830	24.1%	17,538	20.5%	49,981	20.3%	34,423	17.2%
Interest expense, net	2,235	2.1%	—	—%	7,570	3.1%	15,883	8.0%
Other expense, net	72	0.1%	125	0.2%	557	0.2%	637	0.3%

Income before income taxes	22,523	21.9%	17,413	20.3%	41,854	17.0%	17,903	8.9%
Provision for income taxes	9,212	9.0%	945	1.1%	16,658	6.7%	2,819	1.4%

Net income from continuing operations	13,311	12.9%	16,468	19.2%	25,196	10.3%	15,084	7.5%
Net loss from discontinued operations, net of taxes	—	—	(18,827)	(22.0)%	—	—	(43,086)	(21.5)%

Net income (loss)	$13,311	12.9%	$(2,359)	(2.8)%	$25,196	10.3%	$(28,002)	(14.0)%

Basic earnings (loss) per share:
Basic EPS—continuing operations	$0.36		$0.63		$0.69		$0.58
Basic EPS—discontinued operations	—		(0.72)		—		(1.65)

Basic EPS—Total	$0.36		$(0.09)		$0.69		$(1.07)

Diluted earnings (loss) per share:
Diluted EPS—continuing operations	$0.35		$0.62		$0.66		$0.57
Diluted EPS—discontinued operations	—		(0.71)		—		(1.63)

Diluted EPS—Total	$0.35		$(0.09)		$0.66		$(1.06)

Other Operating and Financial Data:
Total wholesale doors at end of period	2,408		2,300		2,408		2,300
Total stores at end of period	37		27		37		27
Comparable store sales growth	5.2%		16.5%		7.4%		24.7%

Three Months Ended November 1, 2014 Compared to Three Months Ended November 2, 2013

Net Sales for the three months ended November 1, 2014 were $102.9 million, increasing $17.2 million, or 20.0%, versus $85.8 million for the three months ended November 2, 2013.

	Net Sales by Segment
	Three Months Ended
(in thousands)	November 1, 2014	November 2, 2013
Net Sales:
Wholesale	$78,898	$67,281
Direct-to-consumer	24,049	18,474

Total net sales	$102,947	$85,755

Net sales from our wholesale segment increased $11.6 million, or 17.3%, to $78.9 million in the three months ended November 1, 2014 from $67.3 million in the three months ended November 2, 2013 driven by strong performance in both our domestic and international markets. The expansion of our wholesale business contributed to the sales increase as our wholesale door counts increased by a net of 108 wholesale doors and we opened 21 additional shop-in-shops with our domestic and international partners since the end of the third quarter of fiscal 2013. Additionally, we sell our products through two international free-standing stores operated by our distribution partners, one in Tokyo that opened in the fall of 2013, and one in Istanbul that opened in the spring of 2014.

Net sales from our direct-to-consumer segment increased $5.6 million, or 30.2%, to $24.0 million in the three months ended November 1, 2014 from $18.5 million in the three months ended November 2, 2013. This sales growth was due to (i) comparable retail store sales growth of 5.2% contributing $0.7 million, (ii) opening 10 new stores as compared to the end of the same period in the prior fiscal year (bringing our total retail store count to 37 as of November 1, 2014, compared to 27 as of November 2, 2013) inclusive of non-comparable sales growth contributing $4.2 million, and (iii) e-commerce sales growth contributing $0.7 million.

Gross Profit/Gross Margin rate increased 50 basis points to 49.2% for the three months ended November 1, 2014 compared to 48.7% for the three months ended November 2, 2013. The total gross margin rate increase was driven primarily by continued supply chain efficiencies and increased sales penetration of the direct-to-consumer, international and licensing businesses; partially offset by higher promotions, markdowns and returns allowances.

Selling, general and administrative expenses for the three months ended November 1, 2014 were $25.8 million, increasing $1.6 million, or 6.8%, versus $24.2 million for the three months ended November 2, 2013. The increase in selling, general and administrative expenses compared to the prior fiscal year period is primarily due to:

•	Increase in compensation expense of $1.6 million, including share-based and incentive compensation, employee benefits and related increases due to hiring and retaining additional employees to support our growth plans;

•	Increase in rent and occupancy costs of $1.5 million due primarily to new retail store openings our new headquarter office spaces;

•	Increase in marketing, advertising and promotional expenses of $0.9 million to support our brand awareness growth efforts;

•	Increase in depreciation expense of $0.7 million due to new stores, shop-in-shop investments and our new headquarter office spaces; and

•	Increase in public company expenses of $0.4 million due to costs incurred to be a stand-alone public company.

•	The above increases were partially offset by the decrease in public company transition costs of $3.2 million incurred in the prior fiscal year in preparation for our IPO that was completed on November 27, 2013.

The following is a summary of our operating income by segment for the three months ended November 1, 2014 and the three months ended November 2, 2013:

	Operating Income by Segment
	Three Months Ended
	November 1, 2014	November 2, 2013
(in thousands)
Wholesale	$30,577	$25,003
Direct-to-consumer	6,042	5,229

Subtotal	36,619	30,232
Unallocated expenses	(11,789)	(12,694)

Total operating income	$24,830	$17,538

Operating income from our wholesale segment increased $5.6 million, or 22.3%, to $30.6 million in the three months ended November 1, 2014 from $25.0 million in the three months ended November 2, 2013. This increase was driven by the sales volume increase of $11.6 million noted above and gross margin rate improvement as well as the impact of wholesale segment operating expenses which were lower as a percentage of net sales versus the prior fiscal year period.

Operating income from our direct-to-consumer segment increased $0.8 million, or 15.5% to $6.0 million in the three months ended November 1, 2014 from $5.2 million in the three months ended November 2, 2013. The increase resulted from the sales volume increase of $5.6 million as noted above which more than offset the additional operating expenses incurred, primarily as a result of opening new stores, during the period to support our sales growth.

Interest expense for the three months ended November 1, 2014 was $2.2 million versus no interest expense in the prior year period due to no debt outstanding during the three months ended November 2, 2013. The debt reduction in the prior year period was due to certain affiliates of Sun Capital contributing certain outstanding indebtedness to the Company in June 2013, thus eliminating interest expense on approximately $407.5 million in debt at that time. On November 27, 2013, in connection with the IPO and Restructuring Transactions, we entered into a $175.0 million Term Loan Facility and a $50.0 million Revolving Credit Facility. Interest expense for the current year period relates to interest charges under these facilities.

Other expense, net, was $0.1 million for both the three months ended November 1, 2014 and the three months ended November 2, 2013.

Provision for income taxes for the three months ended November 1, 2014 was $9.2 million as compared to $0.9 million for the three months ended November 2, 2013. Our effective tax rate on pretax income for the three months ended November 1, 2014 and the three months ended November 2, 2013 was 40.9% and 5.4%, respectively. The rate for the three months ended November 1, 2014 differed from the U.S. statutory rate of 35% primarily due to state taxes. The rate for the three months ended November 2, 2013 differed from the U.S. statutory rate of 35.0% primarily due to changes in our valuation allowances offset in part by state taxes.

Net loss from discontinued operations

The separation of the non-Vince businesses was completed on November 27, 2013. Accordingly, there are no results from discontinued operations reflected in the condensed consolidated statement of operations for the three months ended November 1, 2014. Net loss from discontinued operations was $18.8 million for the three months ended November 2, 2013.

Net income (loss)

Net income was $13.3 million for the three months ended November 1, 2014, increasing $15.7 million from a net loss of $2.4 million for the three months ended November 2, 2013. The increase in net income was primarily due to increased income from operations of $7.3 million and a lower net loss from discontinued operations of $18.8 million, partially offset by increased interest expense of $2.2 million and increased income taxes of $8.3 million.

Nine Months Ended November 1, 2014 Compared to Nine Months Ended November 2, 2013

Net Sales for the nine months ended November 1, 2014 were $245.7 million, increasing $45.3 million, or 22.6%, versus $200.4 million for the nine months ended November 2, 2013.

	Net Sales by Segment
	Nine Months Ended
(in thousands)	November 1, 2014	November 2, 2013
Net Sales:
Wholesale	$190,564	$159,832
Direct-to-consumer	55,161	40,580

Total net sales	$245,725	$200,412

Net sales from our wholesale segment increased $30.7 million, or 19.2%, to $190.6 million in the nine months ended November 1, 2014 from $159.8 million in the nine months ended November 2, 2013 driven by strong performance in both our domestic and international markets. The expansion of our wholesale business contributed to the sales increase as our wholesale door counts increased by a net of 108 wholesale doors and we opened 21 additional shop-in-shops with our domestic and international partners since the end of the third quarter of fiscal 2013. Additionally, we sell our products through two international free-standing stores operated by our distribution partners, one in Tokyo that opened in the fall of 2013, and one in Istanbul that opened in the spring of 2014.

Net sales from our direct-to-consumer segment increased 14.6 million, or 35.9%, to $55.2 million in the nine months ended November 1, 2014 from $40.6 million in the nine months ended November 2, 2013. This sales growth was due to (i) comparable retail store sales growth of 7.4% contributing $2.2 million, (ii) opening 10 new stores as compared to the end of the same period in the prior fiscal year (bringing our total retail store count to 37 as of November 1, 2014, compared to 27 as of November 2, 2013) inclusive of non-comparable sales growth contributing $10.6 million, and (iii) e-commerce sales growth contributing $1.8 million.

Gross Profit/Gross Margin rate increased 300 basis points to 49.3% for the nine months ended November 1, 2014 compared to 46.3% for the nine months ended November 2, 2013. The total gross margin rate increase was driven primarily by continued supply chain efficiencies and increased sales penetration of the direct-to-consumer, international and licensing businesses; partially offset by higher promotions, markdowns and returns allowances.

Selling, general and administrative expenses for the nine months ended November 1, 2014 were $71.1 million, increasing $12.6 million, or 21.6%, versus $58.5 million for the nine months ended November 2, 2013. The increase in selling, general and administrative expenses compared to the prior fiscal year period is primarily due to:

•	Increase in compensation expense of $7.4 million, including share-based and incentive compensation, employee benefits and related increases due to hiring and retaining additional employees to support our growth plans;

•	Increase in rent and occupancy costs of $3.9 million due primarily to new retail store openings and our new headquarter office spaces;

•	Increase in other costs of $2.8 million consisting of increases in areas such as design and development, travel, consulting and legal;

•	Increase in marketing, advertising and promotional expenses of $1.9 million to support our brand awareness growth efforts;

•	Increase in depreciation expense of $1.7 million due to new stores, shop-in-shop investments and our new headquarter office spaces;

•	Increase in public company expenses of $1.6 million due to costs incurred to be a stand-alone public company; and

•	Increase of $0.6 million related to fees incurred in connection with the Secondary Offering completed in July 2014.

•	The above increases were partially offset by the decrease in public company transition costs of $7.2 million incurred in the prior fiscal year in preparation for our IPO that was completed on November 27, 2013.

The following is a summary of our operating income by segment for the nine months ended November 1, 2014 and the nine months ended November 2, 2013:

	Operating Income by Segment
	Nine Months Ended
	November 1, 2014	November 2, 2013
(in thousands)
Wholesale	$74,204	$56,314
Direct-to-consumer	9,855	7,740

Subtotal	84,059	64,054
Unallocated expenses	(34,078)	(29,631)

Total operating income	$49,981	$34,423

Operating income from our wholesale segment increased $17.9 million, or 31.8%, to $74.2 million in the nine months ended November 1, 2014 from $56.3 million in the nine months ended November 2, 2013. This increase was driven by the sales volume increase of $30.7 million noted above and gross margin rate improvement as well as the impact of wholesale segment operating expenses which were lower as a percentage of net sales versus the prior fiscal year period.

Operating income from our direct-to-consumer segment increased $2.1 million, or 27.3% to $9.9 million in the nine months ended November 1, 2014 from $7.7 million in the nine months ended November 2, 2013. The increase resulted primarily from the sales volume increase of $14.6 million as noted above which more than offset the additional operating expenses incurred, primarily as a result of opening new stores, during the period to support our sales growth.

Interest expense for the nine months ended November 1, 2014 was $7.6 million, decreasing $8.3 million, or 52.3%, versus $15.9 million for the nine months ended November 2, 2013. Interest expense decreased as we had lower average debt balances period over period. The decrease in overall debt balances was primarily due to certain affiliates of Sun Capital contributing certain outstanding indebtedness to the Company in June 2013, thus eliminating interest expense on approximately $407.5 million in debt at that time. On November 27, 2013, in connection with the IPO and Restructuring Transactions, we entered into a $175.0 million Term Loan Facility and a $50.0 million Revolving Credit Facility. Interest expense for the current year period relates to interest charges under these facilities.

Other expense, net, was $0.6 million for both the nine months ended November 1, 2014 and the nine months ended November 2, 2013.

Provision for income taxes for the nine months ended November 1, 2014 was $16.7 million as compared to $2.8 million for the nine months ended November 2, 2013. Our effective tax rate on pretax income for the nine months ended November 1, 2014 and the nine months ended November 2, 2013 was 39.8% and 15.7%, respectively. The rate for the nine months ended November 1, 2014 differed from the U.S. statutory rate of 35% primarily due to state taxes offset in part by changes in our valuation allowance. The rate for the nine months ended November 2, 2013 differed from the U.S. statutory rate of 35.0% primarily due to state taxes and nondeductible interest offset in part by changes in our valuation allowances.

Net loss from discontinued operations

The separation of the non-Vince businesses was completed on November 27, 2013. Accordingly, there are no results from discontinued operations reflected in the condensed consolidated statement of operations for the nine months ended November 1, 2014. Net loss from discontinued operations was $43.1 million for the nine months ended November 2, 2013.

Net income (loss)

Net income was $25.2 million for the nine months ended November 1, 2014, increasing $53.2 million from a net loss of $28.0 million for the nine months ended November 2, 2013. The increase in net income was primarily due to increased income from operations of $15.6 million, reduced interest expense of $8.3 million and a lower net loss from discontinued operations of $43.1 million, partially offset by the increase in income taxes of $13.8 million.

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

As a result of the separation with the non-Vince businesses, the financial results for the non-Vince businesses, through the separation, on November 27, 2013, are now included in results from discontinued operations, including the three and nine months ended November 2, 2013. The non-Vince businesses continue to operate as a stand-alone company. Due to differences in the basis of presentation for discontinued operations and the basis of presentation as a stand-alone company, the financial results of the non-Vince businesses included within discontinued operations of the Company may not be indicative of actual financial results of the non-Vince businesses as a stand-alone company.

Net loss from discontinued operations — Three and Nine Months Ended November 1, 2014 Compared to Three and Nine Months Ended November 2, 2013

The separation of the non-Vince businesses was completed on November 27, 2013. Accordingly, there are no results from discontinued operations reflected on the condensed consolidated statement of operations for the three and nine months ended November 1, 2014. The results of the non-Vince businesses included in discontinued operations for the three and nine months ended November 2, 2013 are summarized in the following table (in thousands, except effective tax rates).

	Three Months Ended November 2, 2013	Nine Months Ended November 2, 2013
Net sales	$128,254	$378,660
Cost of products sold	101,411	295,693

Gross profit	26,843	82,967
Selling, general and administrative expenses	29,313	91,349
Restructuring, environmental and other charges	124	1,459
Impairment of long-lived assets (excluding goodwill)	933	1,367
Change in fair value of contingent consideration	—	(54)
Interest expense, net	14,760	42,550
Other expense, net	469	420

Loss before income taxes	(18,756)	(54,124)
Income taxes	71	(11,038)

Net loss from discontinued operations, net of taxes	$(18,827)	$(43,086)

Effective tax rate	0.4%	20.4%

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

Operating Activities

	Nine Months Ended
	November 1, 2014	November 2, 2013
(in thousands)
Operating activities
Net income (loss)	$25,196	$(28,002)
Less: Net loss from discontinued operations	—	(43,086)
Add (deduct) items not affecting operating cash flows:
Depreciation	3,111	1,396
Amortization of intangible assets	449	449
Amortization of deferred financing costs	912	—
Amortization of deferred rent	2,182	263
Deferred income taxes	15,695	2,795
Share-based compensation expense	1,250	—
Capitalized PIK Interest	—	15,883
Loss on disposal of property, plant and equipment	—	262
Changes in assets and liabilities:
Receivable, net	2,106	(6,433)
Inventories, net	(18,769)	(17,331)
Prepaid expenses and other current assets	4,825	(648)
Accounts payable and accrued expenses	3,521	3,289
Other assets and liabilities	958	124

Net cash provided by operating activities—continuing operations	41,436	15,133
Net cash used in operating activities—discontinued operations	—	(56,863)

Net cash provided by/(used in) operating activities	$41,436	$(41,730)

Continuing operations

Net cash provided by operating activities during the nine months ended November 1, 2014 was $41.4 million, which consisted of net income from continuing operations of $25.2 million, impacted by non-cash items of $23.6 million and cash used for working capital of $7.4 million. Net cash used in working capital primarily resulted from an $18.8 million increase in inventory due primarily to increased inventory purchases. This was offset in part by net increases in accounts payable and accrued expenses of $3.5 million due to timing of payments to vendors, a decrease in prepaid expenses and other current assets of $4.8 million and a $2.1 million decrease in receivables due in part to higher trade deduction reserves partially offset by the impact from timing of collections.

Net cash provided by operating activities during the nine months ended November 2, 2013 was $15.1 million, which consisted of net income from continuing operations of $15.1 million, impacted by non-cash items of $21.0 million and cash used in working capital of $21.0 million. Non-cash expenses primarily consisted of PIK interest expense of $15.9 million. Net cash used in working capital primarily resulted from a $17.3 million increase in inventory due to increased inventory purchases and a decrease in accounts receivable of $6.4 million due to timing of collections. This was offset in part by net increases in accounts payable and other accrued expenses of $3.3 million due to timing of payments to vendors.

Discontinued operations

The separation of the non-Vince businesses was completed on November 27, 2013. Vince has no discontinued operations at November 1, 2014 or February 1, 2014. Accordingly, there are no cash flows from operating activities of discontinued operations for the nine months ended November 1, 2014.

Net cash used in operating activities for the nine months ended November 2, 2013 was $56.9 million, which consisted of net loss of $43.1 million adjusted for noncash charges and changes in working capital totaling $13.8 million.

Investing Activities

	Nine Months Ended
	November 1,	November 2,
	2014	2013
(in thousands)
Investing activities
Payments for capital expenditures	$(15,306)	$(7,431)

Net cash used in investing activities—continuing operations	(15,306)	(7,431)
Net cash provided by investing activities—discontinued operations	—	1,506

Net cash used in investing activities	$(15,306)	$(5,925)

Continuing operations

Net cash used in investing activities represents capital expenditures, primarily related to retail store build-outs, including leasehold improvements and store fixtures. Net cash used in investing activities increased $7.9 million from $7.4 million used during the nine months ended November 2, 2013 to $15.3 million used during the nine months ended November 1, 2014. The increase is primarily attributable to an increase in capital expenditures for construction of additional retail stores, additional build-out of shop-in-shops within selected wholesale partner locations, as well as costs related to the build-out of our new corporate office space and showroom facilities in New York and our new corporate office space and expanded design studio in Los Angeles.

Discontinued operations

The separation of the non-Vince businesses was completed on November 27, 2013. Vince has no discontinued operations at November 1, 2014 or February 1, 2014. Accordingly, there are no cash flows from investing activities of discontinued operations for the nine months ended November 1, 2014.

Net cash provided by investing activities for the nine months ended November 2, 2013 was $1.5 million, primarily consisting of $5.9 million of proceeds related to the sale of various assets of the non-Vince business, net of selling costs, partially offset by $4.4 million in payments for capital expenditures and other assets related to the non-Vince business.

Financing Activities

	Nine Months Ended
	November 1,	November 2,
	2014	2013
(in thousands)
Financing activities
Proceeds from borrowings under the Revolving Credit Facility	$22,600	$—
Payments for Revolving Credit Facility	(2,100)	—
Payments for Term Loan Facility	(68,000)	—
Fees paid for Term Loan Facility and Revolving Credit Facility	(114)	—
Stock option exercise	34	32

Net cash (used in)/provided by financing activities—continuing operations	(47,580)	32
Net cash provided by financing activities—discontinued operations	—	47,450

Net cash (used in)/provided by financing activities	$(47,580)	$47,482

Continuing operations

Net cash used in financing activities was $47.6 million during the nine months ended November 1, 2014, primarily consisting of voluntary pre-payments totaling $68.0 million on the Term Loan Facility, partially offset by $20.5 million of net borrowings under our Revolving Credit Facility.

Net cash provided by financing activities during the nine months ended November 2, 2013 relate entirely to proceeds received from the exercise of stock options.

Discontinued operations

The separation of the non-Vince businesses was completed on November 27, 2013. Vince has no discontinued operations at November 1, 2014 or February 1, 2014. Accordingly, there are no cash flows from financing activities of discontinued operations for the nine months ended November 1, 2014.

Net cash provided by financing activities during the nine months ended November 2, 2013 was $47.5 million due to net borrowings of $42.5 million under the Kellwood revolving credit facilities, net of fees paid and $5.0 million of term loan borrowings.

Revolving Credit Facility

On November 27, 2013, in connection with the closing of the IPO and Restructuring Transactions, Vince, LLC entered into a senior secured revolving credit facility (the “Revolving Credit Facility”). Bank of America, N.A. (“BofA”) serves as administrative agent under this facility. This Revolving Credit Facility provides for a revolving line of credit of up to $50.0 million maturing on November 27, 2018. The Revolving Credit Facility also provides for a letter of credit sublimit of $25.0 million (plus any increase in aggregate commitments) and for an increase in aggregate commitments of up to $20.0 million. Vince, LLC is the borrower and Vince Holding Corp. and Vince Intermediate Holding, LLC are the guarantors under the Revolving Credit Facility. Interest is payable on the loans under the Revolving Credit Facility, at either the LIBOR or the Base Rate, in each case, with applicable margins subject to a pricing grid based on an excess availability calculation. The “Base Rate” means, for any day, a fluctuating rate per annum equal to the highest of (i) the rate of interest in effect for such day as publicly announced from time to time by BofA as its prime rate; (ii) the Federal Funds Rate for such day, plus 0.50%; and (iii) the LIBOR Rate for a one month interest period as determined on such day, plus 1.0%. During the continuance of an event of default and at the election of the required lender, interest will accrue at a rate of 2% in excess of the applicable non-default rate.

The Revolving Credit Facility contains a requirement that, at any point when “Excess Availability” is less than the greater of (i) 15% percent of the loan cap or (ii) $7.5 million, and continuing until Excess Availability exceeds the greater of such amounts for 30 consecutive days, during which time, Vince, LLC must maintain a consolidated EBITDA (as defined in the related credit agreement) equal to or greater than $20.0 million. We have not been subject to this maintenance requirement since Excess Availability has been greater than the required minimum.

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

As of November 1, 2014, the availability under the $50.0 million Revolving Credit Facility was $21.9 million. As of November 1, 2014, there was $20.5 million of borrowings outstanding and $7.6 million of letters of credit outstanding under the Revolving Credit Facility.

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

The Term Loan Facility also provides for an incremental facility of up to the greater of $50.0 million and an amount that would result in the consolidated net total secured leverage ratio not exceeding 3.00 to 1.00, in addition to certain other rights to refinance or repurchase portions of the term loan. The Term Loan Facility is subject to quarterly amortization of principal equal to 0.25% of the original aggregate principal amount of the term loan facility, with the balance payable at final maturity. Interest is payable on loans under the Term Loan Facility at a rate of either (i) the Eurodollar rate (subject to a 1.00% floor) plus an applicable margin of 4.75% to 5.00% based on a leverage ratio or (ii) the base rate applicable margin of 3.75% to 4.00% based on a leverage ratio. During the continuance of a payment or bankruptcy event of default, interest will accrue (i) on the overdue principal amount of any loan at a rate of 2% in excess of the rate otherwise applicable to such loan and (ii) on any overdue interest or any other outstanding overdue amount at a rate of 2% in excess of the nondefault interest rate then applicable to base rate loans.

The Term Loan Facility contains a requirement that Vince, LLC and Vince Intermediate maintain a “Consolidated Net Total Leverage Ratio” as of the last day of any period of four fiscal quarters not to exceed 3.75 to 1.00 for the fiscal quarters ending February 1, 2014 through November 1, 2014, 3.50 to 1.00 for the fiscal quarters ending January 31, 2015, through October 31, 2015, and 3.25 to 1.00 for the fiscal quarter ending January 30, 2016 and each fiscal quarter thereafter. In addition, the Term Loan Facility contains customary representations and warranties, other covenants, and events of default, including but not limited to, limitations on the incurrence of additional indebtedness, liens, negative pledges, guarantees, investments, loans, asset sales, mergers, acquisitions, prepayment of other debt, the repurchase of capital stock, transactions with affiliates, and the ability to change the nature of its business or its fiscal year, and distributions and dividends. The Term Loan Facility generally permits dividends to the extent that no default or event of default is continuing or would result from the contemplated dividend and the pro forma Consolidated Net Total Leverage Ratio after giving effect to such contemplated dividend is at least 0.25 lower than the maximum Consolidated Net Total Leverage Ratio for such quarter. All obligations under the Term Loan Facility are guaranteed by Vince Holding Corp. and any future material domestic restricted subsidiaries of Vince, LLC and secured by a lien on substantially all of the assets of Vince Holding Corp., Vince, LLC and Vince Intermediate and any future material domestic restricted subsidiaries. We are in compliance with applicable financial covenants.

Through November 1, 2014, we have made voluntary prepayments totaling $73.0 million in the aggregate on the original $175.0 million Term Loan Facility entered into on November 27, 2013. These voluntary prepayments of $5.0 million, $20.0 million, $33.0 million and $15.0 million were made during the three months ended February 1, 2014, the three months ended May 3, 2014, the three months ended August 2, 2014, and the three months ended November 1, 2014, respectively. The voluntary prepayments made during the current fiscal year were partially funded by $20.5 million of net borrowings under the Revolving Credit Facility. As of November 1, 2014 we had $102.0 million of debt outstanding under the Term Loan Facility. On December 3, 2014, the Company made an additional $7.0 million voluntary prepayment on the Term Loan Facility which further reduced the balance outstanding under the Term Loan Facility to $95.0 million. The $7.0 million voluntary prepayment was partially funded by $3.7 million of borrowings under the Revolving Credit Facility.

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

A summary of our critical accounting policies is included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our consolidated financial statements for the fiscal year ended February 1, 2014 filed with the SEC on Form 10-K on April 4, 2014. As of November 1, 2014, there have been no material changes to the critical accounting policies contained therein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our principal market risk relates to interest rate sensitivity, which is the risk that changes in interest rates will reduce our net income or net assets. Our variable rate debt consists of borrowings under the Term Loan Facility and Revolving Credit Facility. Our current interest rate on the Term Loan Facility is based on the Eurodollar rate (subject to a 1.00% floor) plus 4.75%. Our interest rate on the Revolving Credit Facility is based on the Eurodollar rate or the Base Rate (as defined in the Revolving Credit Facility) with applicable margins subject to a pricing grid based on excess availability. As of November 1, 2014, a one percentage point increase in the interest rate on our variable rate debt would result in additional interest expense of approximately $1.2 million for the $122.5 million borrowings outstanding under the Term Loan Facility and Revolving Credit Facility as of such date, calculated on an annual basis.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of November 1, 2014.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended November 1, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Signature	Title	Date

/s/ Lisa Klinger	Chief Financial Officer and Treasurer	December 12, 2014
Lisa Klinger	(as duly authorized officer and principal financial officer)