Form 10-K
period 2015-01-31
VINCE HOLDING CORP.
filed 2015-03-27
CIK 1579157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2015

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation of S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates as of August 2, 2014, the last day of the registrant’s most recently completed second quarter, was approximately $553.1 million based on a closing price per share of $33.16 as reported on the New York Stock Exchange on August 1, 2014. As of March 20, 2015, there were 36,748,245 shares of the registrant’s Common Stock outstanding.

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2015 annual meeting of stockholders are incorporated by reference into Part III of this annual report on Form 10-K.

INTRODUCTORY NOTE

On November 27, 2013, Vince Holding Corp. (“VHC” or the “Company”), previously known as Apparel Holding Corp., closed an initial public offering (“IPO”) of its common stock and completed a series of restructuring transactions (the “Restructuring Transactions”) through which (i) Kellwood Holding, LLC acquired the non-Vince businesses, which include Kellwood Company, LLC (“Kellwood Company” or “Kellwood”), from the Company and (ii) the Company continues to own and operate the Vince business, which includes Vince, LLC.

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

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K, and certain information incorporated by reference herein, contains forward-looking statements under the Private Securities Litigation Reform Act of 1995. Such statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “seek,” “anticipate,” “intend,” “estimate,” “plan,” “target,” “project,” “forecast,” “envision” and other similar phrases. Although we believe the assumptions and expectations reflected in these forward-looking statements are reasonable, these assumptions and expectations may not prove to be correct and we may not achieve the financial results or benefits anticipated. These forward-looking statements are not guarantees of actual results. Our actual results may differ materially from those suggested in the forward-looking statements. These forward-looking statements involve a number of risks and uncertainties, some of which are beyond our control, including, without limitation: our ability to remain competitive in the areas of merchandise quality, price, breadth of selection, and customer service; our ability to anticipate and/or react to changes in customer demand and attract new customers; changes in consumer confidence and spending; our ability to maintain projected profit margins; unusual, unpredictable and/or severe weather conditions; the execution and management of our retail store growth, including the availability and cost of acceptable real estate locations for new store openings; the execution and management of our international expansion, including our ability to promote our brand and merchandise outside the U.S. and find suitable partners in certain geographies, our ability to expand our product offerings into new product categories including the ability find suitable licensing partners; our ability to successfully implement our marketing initiatives; our ability to protect our trademarks in the U.S. and internationally; our ability to maintain the security of electronic and other confidential information; serious disruptions and catastrophic events; changes in global economies and credit and financial markets; competition; our ability to attract and retain key personnel; commodity, raw material and other cost increases; compliance with laws, regulations and orders; changes in laws and regulations; outcomes of litigation and proceedings and the availability of insurance, indemnification and other third-party coverage of any losses suffered in connection therewith; tax matters and other factors as set forth from time to time in our Securities and Exchange Commission (“SEC”) filings, including those described in this annual report on Form 10-K under “Item 1A—Risk Factors.” We intend these forward-looking statements to speak only as of the time of this annual report on Form 10-K and do not undertake to update or revise them as more information becomes available.

Part I

ITEM 1.	BUSINESS.

For purposes of this annual report on Form 10-K, “Vince,” the “Company,” “we,” “us,” and “our,” refer to Vince Holding Corp. (“VHC”) and its wholly owned subsidiaries, including Vince Intermediate Holding, LLC and Vince, LLC. References to “Kellwood” refer, as applicable, to Kellwood Holding, LLC and its consolidated subsidiaries (including Kellwood Company, LLC) or the operations of the non-Vince businesses after giving effect to the Restructuring Transactions.

Overview

Vince is a leading contemporary fashion brand best known for modern effortless style and everyday luxury essentials. Founded in 2002, the brand now offers a wide range of women’s, men’s and children’s apparel, women’s and men’s footwear, and handbags. Vince products are sold in prestige distribution worldwide, including over 2,400 distribution points across 45 countries. Vince has generated strong sales momentum over the last decade. We believe that we will achieve continued success by expanding our product assortment distributed through premier wholesale partners in the U.S. and select international markets, as well as in our own branded retail locations and on our e-commerce platform. We have a small number of wholesale partners who account for a significant portion of our net sales. Net sales to the full-price, off-price and e-commerce operations of our three largest wholesale partners were 49% of our total revenue for fiscal 2014 and 46% of our total revenue for fiscal 2013. These partners include Nordstrom, Saks Fifth Avenue and Neiman Marcus, each accounting for more than 10% of our total revenue for fiscal 2014 and fiscal 2013. We design our products in the U.S. and source the vast majority of our products from contract manufacturers outside the U.S., primarily in Asia and South America.

We serve our customers through a variety of channels that reinforce the Vince brand image. Our diversified channel strategy allows us to introduce our products to customers through multiple distribution points that are reported in two segments: wholesale and direct-to-consumer. Our wholesale segment is comprised of sales to premier department stores and specialty stores in the U.S. and in select international markets, with U.S. wholesale representing 67% of our fiscal 2014 sales and the total wholesale segment representing 76% of our fiscal 2014 sales. We believe that our success in the U.S. wholesale channel and our strong relationships with premier wholesale partners provide opportunities for continued growth. These growth initiatives include creating enhanced product assortments and brand extensions through both in-house development activities and licensing arrangements, as well as continuing the build-out of branded shop-in-shops in select wholesale partner locations. We also believe international wholesale, which represented 9% of net sales for fiscal 2014 compared to 8% in fiscal 2013, presents a significant growth opportunity as we strengthen our presence in existing geographies and introduce Vince in new markets globally. Our wholesale segment also includes our licensing business related to our licensing arrangements for our women’s and men’s footwear and children’s apparel line.

Our direct-to-consumer segment includes our retail and outlet stores and our e-commerce business. In 2008, we initiated a direct-to-consumer strategy with the opening of our first retail store. During fiscal year 2014, we opened nine new stores consisting of six full-price retail stores and three outlet locations. As of January 31, 2015, we operated 37 stores, consisting of 28 full-price retail stores and nine outlet locations. Based on a combination of third-party analyses and internal projections, we believe that the U.S. market can currently support at least 100 free-standing Vince store locations. The direct-to-consumer segment also includes our e-commerce website, www.vince.com, which was launched in 2008 and re-launched with enhancements to the website during fiscal 2014. The direct-to-consumer segment accounted for 24% of fiscal 2014 net sales compared to 21% of net sales in the prior year. We expect sales from this channel to continue to grow as we drive productivity in existing stores, open new stores and continue to make improvements in our e-commerce business.

Vince operates on a fiscal calendar widely used by the retail industry that results in a given fiscal year consisting of a 52 or 53-week period ending on the Saturday closest to January 31 of the following year.

•	References to “fiscal year 2014” or “fiscal 2014” refer to the fiscal year ended January 31, 2015;

•	References to “fiscal year 2013” or “fiscal 2013” refer to the fiscal year ended February 1, 2014;

•	References to “fiscal year 2012” or “fiscal 2012” refer to the fiscal year ended February 2, 2013.

Each of fiscal years 2014 and 2013 consisted of a 52-week period and fiscal year 2012 consisted of a 53-week period.

Vince Holding Corp., previously named Apparel Holding Corp., was incorporated in Delaware in February 2008 in connection with the acquisition of Kellwood Company by affiliates of Sun Capital Partners, Inc. (“Sun Capital”). In September 2012, Kellwood Company formed Vince, LLC and all assets constituting the Vince business were contributed to Vince, LLC at such time (the “Vince Transfer”). On November 27, 2013, Apparel Holding Corp. was renamed Vince Holding Corp. in connection with the consummation of the IPO. Certain restructuring transactions were completed in connection with the consummation of the IPO. These transactions, among other things, included Kellwood Holding, LLC acquiring the non-Vince businesses, which include Kellwood Company, LLC, from the Company; and the Company continues to own and operate the Vince business, which includes Vince, LLC. The restructuring transactions separated the Vince and non-Vince businesses on November 27, 2013. Any and all debt obligations outstanding at the time of the restructuring transactions either remained with Kellwood Holding, LLC and its subsidiaries (i.e. the non-Vince businesses) and/or were discharged, repurchased or refinanced in connection with the consummation of the IPO. Historical financial information for the non-Vince businesses has been presented as a component of discontinued operations, until the businesses were separated on November 27, 2013, in this annual report on Form 10-K and our Consolidated Financial Statements and related notes included herein. Our principal executive office is located at 500 Fifth Avenue, 20th Floor, New York, New York 10110 and our telephone number is (212) 515-2600. Our corporate website address is www.vince.com.

Brand and Products

Vince is a leading contemporary fashion brand best known for modern effortless style and every luxury essentials. The Vince brand was founded in 2002 with a collection of stylish women’s knits and cashmere sweaters that rapidly attracted a loyal customer base drawn to the casual sophistication and luxurious feel of our products. Over the last decade, Vince has generated strong sales momentum and has successfully grown to include a men’s collection in 2007, denim, leather and outerwear lines in 2010 and a women’s handbag line in 2014. In addition, through licensing partnerships, we launched women’s footwear in 2012, men’s footwear in 2014 and children’s apparel in 2014. The Vince brand is synonymous with a clean, timeless aesthetic, sophisticated design and superior quality. We believe these attributes have generated strong customer loyalty and have enabled us to hold a distinctive position among contemporary fashion brands. We also believe that we will achieve continued success by expanding our product assortment and distributing this expanded product assortment through our premier wholesale partners in the U.S. and select international markets, as well as through our growing number of branded retail locations and on our e-commerce platform.

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

Over 88% of Vince’s sales were comprised of women’s products in fiscal 2014, with particular strength in sweaters, dresses, pants and outerwear. The women’s line under the Vince brand includes seasonal collections of luxurious cashmere sweaters and silk blouses, leather and suede leggings and jackets, dresses, denim, pants, tanks and t-shirts, handbags and a growing assortment of outerwear. The men’s collection under the Vince brand includes t-shirts, knit and woven tops, sweaters, denim, pants, blazers, outerwear and stylish leather jackets.

We have identified additional brand extension opportunities, including elevating our men’s collection, expanding outerwear, women’s pants and dresses, and implementing a replenishment program for core items. In addition, through our licensing arrangements, we also offer women’s and men’s footwear and children’s apparel. We continue to evaluate other brand extension opportunities through both in-house development activities as well as through potential licensing arrangements with third parties.

Design and Merchandising

Our product design and merchandising efforts are led by our President and Chief Creative Officer and a team of designers and merchandisers. Our design team is focused on developing an elevated collection of Vince apparel and accessories that build upon the brand’s product heritage of modern, effortless style and everyday luxury essentials. The current design vision is to create a cohesive and compelling product assortment with sophisticated head-to-toe looks for multiple wear occasions. Our design efforts are supported by well-established product development and production teams and processes that enable us to bring new products to market quickly. We are looking to further build our merchant capabilities and believe continued collaboration between design and merchandising will ensure we respond to consumer preferences and market trends with new innovative product offerings while maintaining our core fashion foundation.

Business Segments

We serve our customers through a variety of channels that reinforce the Vince brand image. Our diversified channel strategy allows us to introduce our products to customers through multiple distribution points that are reported in two segments: wholesale and direct-to-consumer.

	Net Sales by Segment
	Fiscal Year
(in thousands)	2014	2013	2012(a)
Wholesale	$259,418	$229,114	$203,107
Direct-to-consumer	80,978	59,056	37,245

Total net sales	$340,396	$288,170	$240,352

(a)	Fiscal 2012 contained 53 weeks. The additional week contributed approximately $17.6 million and $0.9 million of net sales to the wholesale and direct-to-consumer segments, respectively.

Wholesale Segment

Our wholesale segment is comprised of sales to premier department stores and specialty stores in the U.S. and in select international markets, with U.S. wholesale representing 67% and international wholesale representing 9% of our net sales for fiscal 2014. Our products are currently sold in 45 countries. As of January 31, 2015, our products were sold to consumers at approximately 2,400 doors through our wholesale partners. In addition, we also have shop-in-shops which are operated by our domestic and international wholesale partners where we sell the merchandise to the partners on a wholesale basis, recognizing revenue upon shipment of goods when title and risk of loss passes to the wholesale partner. The shop-in-shops are dedicated spaces within the selling floors of select domestic and international wholesale partners where Vince product is prominently displayed and sold. Vince generally provides the shop-in-shop fixtures needed to build out the spaces within the department stores operated by our wholesale partners. As of January 31, 2015, there were 42 shop-in-shops consisting of 29 shop-in-shops with our U.S. wholesale partners and 13 shop-in-shops with our international wholesale partners. We also have two international free-standing stores in Tokyo and Istanbul that are owned and operated through distribution arrangements whereby Vince provides the merchandise to the distribution partners for sale in the free-standing store which solely sells Vince product. Our wholesale segment also includes our licensing business related to our licensing arrangements for our women’s and men’s footwear and children’s apparel line. Under these licensing arrangements we launched women’s footwear in fiscal 2012 and in fiscal 2014 we launched men’s footwear and children’s apparel. The licensed products, including footwear and children’s apparel are sold in our own stores and by our licensee to select wholesale partners, and we earn a royalty based on net sales to the wholesale partners.

Direct-to-Consumer Segment

Our direct-to-consumer segment includes our retail and outlet stores and our e-commerce business. In 2008, we initiated a direct-to-consumer strategy with the opening of our first retail store. As of January 31, 2015, we operated 37 stores, which consisted of 28 full-price retail stores and nine outlet locations. The direct-to-consumer segment also includes our e-commerce website, www.vince.com, which was launched in 2008 and re-launched with website enhancements during fiscal 2014. The direct-to-consumer segment accounted for approximately 24% of fiscal 2014 net sales compared to 21% in the prior year. We expect sales from this channel to continue to grow as we drive productivity in existing stores, open new stores and continue to make improvements in our e-commerce business.

The following table details the number of retail stores we operated for the past three fiscal years:

	Fiscal 2014	Fiscal 2013	Fiscal 2012
Beginning of fiscal year	28	22	19
Opened	9	7	3
Closed	—	(1)	—

End of fiscal year	37	28	22

Marketing, Advertising and Public Relations

We use marketing, advertising and public relations as critical tools to deliver a consistent and compelling brand message. Our marketing is focused on showcasing our product and sophisticated style, as well as building an emotional connection with the customer. The Vince brand image is developed and cultivated by dedicated creative, marketing, visual merchandising and public relations teams that, along with the Vince design team and select outside agencies, work closely to communicate a consistent brand message across various consumer touchpoints.

We engage in a wide range of marketing programs that include traditional media (direct mail, print advertising, cooperative advertising with wholesale partners and outdoor advertising), digital media (email and web) and social media (Facebook, Twitter, Instagram and Pinterest) to drive traffic across channels. We believe our customers will continue to be receptive to our marketing and social media efforts, which, in management’s opinion, have presented us with a strong new marketing channel to reach existing and prospective customers. We use Facebook as the main social media hub to generate conversation about the brand through daily lifestyle posts, focusing on product launches, style tips and in-store events. Social media platforms like Instagram allow us to tell our brand story creatively by offering behind-the-scenes access to events, press reviews and the Vince showroom, as well as featuring Vince enthusiasts wearing our products. In addition, the growing number of visits to www.vince.com, which totaled 3.9 million in fiscal 2014, representing a 50% increase from fiscal 2013, provides an opportunity to grow our customer base and communicate directly with our customers.

Our public relations team conducts a wide variety of press activities to reinforce the Vince brand image and create excitement around the brand. Vince apparel, handbags and footwear have appeared in the pages of major fashion magazines such as Vogue, Harper’s Bazaar, Elle, W, GQ, Esquire and Vanity Fair. Well-known trend setters in entertainment and fashion are also regularly seen wearing the Vince brand.

Sourcing and Manufacturing

Vince does not own or operate any manufacturing facilities. We contract for the purchase of finished goods with manufacturers who are responsible for the entire manufacturing process, including the purchase of piece goods and trim. Although we do not have long-term written contracts with manufacturers, we have long-standing relationships with a diverse base of vendors which we believe to be mutually satisfactory. We work with over 30 manufacturers across five countries, with 88% of our products produced in China in fiscal 2014. For cost and control purposes, we contract with select third-party vendors in the U.S. to produce a small portion of our merchandise that includes woven pants and products manufactured with man-made fibers.

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

Shared Services Agreement

In connection with the consummation of the IPO, Vince, LLC entered into a shared services agreement with Kellwood Company, LLC on November 27, 2013 (the “Shared Services Agreement”) pursuant to which Kellwood Company, LLC provides certain support services, including distribution, information technology and back office support. Kellwood will provide these services until we elect to terminate the provision thereof in accordance with the terms of such agreement. Some of the Kellwood systems we continue to use following the IPO include enterprise resourcing planning, or “ERP”, human resource management systems and distribution applications. In conjunction with our separation from Kellwood, we are in the process of separating our assets from those of Kellwood. We have recently commenced the development and implementation of our own ERP system and IT infrastructure, engaged with a new e-commerce platform provider and migrated the human resource recruitment system. Refer to the discussion under “Information Systems” below for further information on our ERP implementation. See also “Item 1A. Risk Factors—Kellwood provides us with certain key services for our business, some of which we are in the process of transitioning to our own systems. If Kellwood fails to perform its obligations to us during the period of transition or if we cannot successfully transition these services to our own systems, our business, financial condition, results of operations and cash flows could be materially harmed.” In addition, see “Shared Services Agreement” under Note 15 to the Consolidated Financial Statements in this annual report on Form 10-K for further information.

Distribution Facilities

Pursuant to the Shared Services Agreement, Kellwood provides distribution facilities and services to us in the U.S. These services include distribution, storage and fulfillment. Kellwood will continue to provide these services to us until such time as we elect to terminate the provision of such services in accordance with the terms of the Shared Services Agreement. See “Shared Services Agreements” under Note 15 to the Consolidated Financial Statements in this annual report on Form 10-K for additional information regarding the Shared Services Agreement.

As of January 31, 2015, we operated out of three distribution centers, two located in the U.S. and one in Belgium. The primary warehouse, located in City of Industry, California, includes 75,000 square feet dedicated to fulfilling orders for our wholesale partners and retail locations. An adjacent warehouse spanning 22,000 square feet supports Vince’s e-commerce business and offers additional capacity to support our projected growth over the next several years. Our space in both of the California warehouses utilize warehouse management systems that are fully customer and vendor compliant and are completely integrated with our current ERP and accounting systems.

The warehouse in Belgium is operated by a third-party logistics provider and supports our wholesale orders for customers located primarily in Europe. The warehouse management systems of the Belgium warehouse are integrated with our current ERP systems to provide us with near real-time visibility into our international distribution.

We believe we have sufficient capacity in our domestic and international distribution facilities to support our continued growth.

Information Systems

Kellwood has continued to provide certain information technology services to us and will continue to do so until such time as we elect to terminate provision of such services in accordance with the terms of the Shared Services Agreement. These services currently include information technology planning and administration, desktop support and help desk, our ERP system, financial applications, warehouse systems, reporting and analysis applications and our retail and e-commerce interfaces.

Our current ERP system was developed from a core system that is widely used in the apparel and fashion industry, which we have customized to suit our inventory management and order processing requirements. We have integrated Oracle Financials with our ERP system to meet our financial reporting and accounting requirements. Additionally, we use a suite of third-party hosted retail applications integrated with our ERP system that provide us with merchandising, retail inventory management, point-of-sale systems, customer relationship management and retail accounting. Our retail applications are supported through a “Software as a Service” model, which allows for new implementations to occur quickly. Our ERP and warehouse management systems are also integrated with a hosted, third-party e-commerce platform. During fiscal 2014, we commenced the development and implementation of our own ERP system and IT infrastructure, engaged with a new e-commerce platform provider and migrated the human resource recruitment system. The ERP implementation is expected to be completed by the end of the third quarter of fiscal 2015. The new ERP system is based on a system from Microsoft Dynamics AX and is cloud based. It will replace our current Oracle Financials and retail related sub systems.

See “—Shared Services Agreement,” “Item 1A. Risk Factors—Kellwood provides us with certain key services for our business, some of which we are in the process of transitioning to our own systems. If Kellwood fails to perform its obligations to us during the period of transition or if we cannot successfully transition these services to our own systems, our business, financial condition, results of operations and cash flows could be materially harmed.” In addition, see “Shared Services Agreement” under Note 15 to the Consolidated Financial Statements in this annual report on form 10-K for further information.

Seasonality

The apparel and fashion industry in which we operate is cyclical and, consequently, our revenues are affected by general economic conditions and the seasonal trends characteristic to the apparel and fashion industry. Purchases of apparel are sensitive to a number of factors that influence the level of consumer spending, including economic conditions and the level of disposable consumer income, consumer debt, interest rates, consumer confidence as well as the impact from adverse weather conditions. In addition, fluctuations in sales in any fiscal quarter are affected by the timing of seasonal wholesale shipments and other events affecting direct-to-consumer sales; as such, the financial results for any particular quarter may not be indicative of results for the fiscal year.

Competition

We face strong competition in each of the product categories and markets where we compete on the basis of style, quality, price and brand recognition. Some of our competitors have achieved significant recognition for their brand names or have substantially greater financial, marketing, distribution and other resources than us. However, we believe that we have established a sustainable advantage and distinct position in the current marketplace, driven by a product assortment that combines classic and fashion-forward styling, and a pricing strategy that offers customers accessible luxury. Our competitors are varied but include Theory, Helmut Lang, Rag & Bone, Joie, J Brand, James Perse and J. Crew, among others.

Employees

As of January 31, 2015, we had 498 employees, of which 272 were employed in retail stores. Except for one employee in France, who is covered by a collective bargaining agreement pursuant to French law, none of our employees are currently covered by a collective bargaining agreement, and we believe our employee relations are good.

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

Available Information

We make available free of charge on our website, www.vince.com, copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after filing such material electronically with, or otherwise furnishing it to, the Securities and Exchange Commission (the “SEC”). The reference to our website address does not constitute incorporation by reference of the information contained on the website, and the information contained on the website is not part of this annual report on Form 10-K.

ITEM 1A.	RISK FACTORS.

The following risk factors should be carefully considered when evaluating our business and the forward-looking statements in this annual report on Form 10-K. See “Disclosures Regarding Forward-Looking Statements.”

Risks Related to Our Business

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

Competition, along with such other factors as consolidation within the retail industry and changes in consumer spending patterns, could also result in significant pricing pressure and cause the sales environment to be more promotional, as it was in 2014. If promotional pressure remains intense, either through actions of our competitors or through customer expectations, this may cause us to reduce our sales prices to our wholesale partners and retail consumers, which could cause our gross margins to decline if we are unable to appropriately manage inventory levels and/or otherwise offset price reductions with comparable reductions in our operating costs. If our sales prices decline and we fail to sufficiently reduce our product costs or operating expenses, our profitability may decline, which could have a material adverse effect on our business, financial condition and operating results.

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

Recent global economic conditions have included significant recessionary pressures and declines in employment levels, disposable income and actual and/or perceived wealth and further declines in consumer confidence and economic growth. The recent depressed economic environment was characterized by a decline in consumer discretionary spending and has disproportionately affected retailers and sellers of consumer goods, particularly those whose goods are viewed as discretionary or luxury purchases, including fashion apparel and accessories such as ours. During such recessionary periods, we may have to increase the number of promotional sales or otherwise dispose of inventory which we have previously paid to manufacture. While we have seen occasional signs of stabilization in the North American markets during 2013 and 2014, the recent recession may have resulted in a shift in consumer spending habits that makes it unlikely that spending will return to prior levels for the foreseeable future as the promotional environment has continued and may continue going forward. Such factors as well as another shift towards recessionary conditions could adversely impact our sales volumes and overall profitability in the future.

Further, growing concerns that European countries could default on their national debt have caused instability in the European economy, which is one of the areas that we are currently targeting for international expansion. Continued economic and political volatility and declines in the value of the Euro or other foreign currencies could negatively impact the global economy as a whole and have a material adverse effect on the profitability and liquidity of our international operations, as well as hinder our ability to grow through expansion in the international markets. In addition, domestic and international political situations also affect consumer confidence. The threat, outbreak or escalation of terrorism, military conflicts or other hostilities around the world could lead to decreases in consumer spending.

Our business depends on a strong brand image, and if we are not able to maintain or enhance our brand, particularly in new markets where we have limited brand recognition, we may be unable to sell sufficient quantities of our merchandise, which would harm our business and cause our results of operations to suffer.

We believe that maintaining and enhancing the Vince brand is critical to maintaining and expanding our customer base. Maintaining and enhancing our brand may require us to make substantial investments in areas such as visual merchandising (including working with our wholesale partners to transform select Vince displays into branded shop-in-shops), marketing and advertising, employee training and store operations. A primary component of our strategy involves expanding into other geographic markets and working with existing wholesale partners, particularly within the U.S. We anticipate that, as our business expands into new markets and further penetrates existing markets, and as the markets in which we operate become increasingly competitive, maintaining and enhancing our brand may become increasingly difficult and expensive. Certain of our competitors in the fashion industry have faced adverse publicity surrounding the quality, attributes and performance of their products. Our brand may similarly be adversely affected if our public image or reputation is tarnished by failing to maintain high standards for merchandise quality and integrity. Any negative publicity about these types of concerns may reduce demand for our merchandise. Maintaining and enhancing our brand will depend largely on our ability to be a leader in the contemporary fashion industry and to continue to provide high quality products. If we are unable to maintain or enhance our brand image, our results of operations may suffer and our business may be harmed.

A substantial portion of our revenue is derived from a small number of large wholesale partners, and the loss of any of these wholesale partners could substantially reduce our total revenue.

We have a small number of wholesale partners who account for a significant portion of our net sales. Net sales to the full-price, off-price and e-commerce operations of our three largest wholesale partners were 49% of our total revenue for fiscal 2014. These partners include Nordstrom, Saks Fifth Avenue and Neiman Marcus, each accounting for more than 10% of our total revenue for fiscal 2014. We do not have written agreements with any of our wholesale partners, and purchases generally occur on an order-by-order basis. A decision by any of our major wholesale partners, whether motivated by marketing strategy, competitive conditions, financial difficulties or otherwise, to significantly decrease the amount of merchandise purchased from us or our licensing partners, or to change their manner of doing business with us or our licensing partners, could substantially reduce our revenue and have a material adverse effect on our profitability. Furthermore, due to the concentration of our wholesale partner base, our results of operations could be adversely affected if any of these wholesale partners fails to satisfy its payment obligations to us when due. During the past several years, the retail industry has experienced a great deal of ownership change, and we expect such change will continue. In addition, store closings by our wholesale partners decrease the number of stores carrying our products, while the remaining stores may purchase a smaller amount of our products and may reduce the retail floor space designated for our brand. In the future, retailers may further consolidate, undergo restructurings or reorganizations, realign their affiliations or reposition their stores’ target markets. Any of these types of actions could decrease the number of stores that carry our products or increase the ownership concentration within the retail industry. These changes could decrease our opportunities in the market, increase our reliance on a diminishing number of large wholesale partners and decrease our negotiating strength with our wholesale partners. These factors could have a material adverse effect on our business, financial condition and operating results.

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

Our approach to identifying locations for our retail stores typically favors street and mall locations near luxury and contemporary retailers that we believe are consistent with our key customers’ demographics and shopping preferences. Sales at these stores are derived, in part, from the volume of foot traffic in these locations. Changes in areas around our existing retail locations that result in reductions in customer foot traffic or otherwise render the locations unsuitable could cause our sales to be less than expected and the related leases are generally non-cancelable. Store locations may become unsuitable due to, and our sales volume and customer traffic generally may be harmed by, among other things:

•	economic downturns in a particular area;

•	competition from nearby retailers selling similar apparel or accessories;

•	changing consumer demographics in a particular market;

•	changing preferences of consumers in a particular market;

•	the closing or decline in popularity of other businesses located near our stores; and

•	store impairments due to acts of God or terrorism.

Our ability to successfully open and operate new retail stores depends on many factors, including, among others, our ability to:

•	identify new markets where our products and brand image will be accepted or the performance of our retail stores will be successful;

•	obtain desired locations, including store size and adjacencies, in targeted malls or streets;

•	negotiate acceptable lease terms, including desired rent and tenant improvement allowances, to secure suitable store locations;

•	achieve brand awareness, affinity and purchase intent in the new markets;

•	hire, train and retain store associates and field management;

•	assimilate new store associates and field management into our corporate culture;

•	source and supply sufficient inventory levels; and

•	successfully integrate new retail stores into our existing operations and information technology systems, which will initially be provided by Kellwood under the terms of the Shared Services Agreement.

As of January 31, 2015, we had 37 stores, which consisted of 28 full-price retail stores and nine outlet locations. We plan to increase our store base over the next three to five years, including the expected openings of eight to 10 new stores in fiscal 2015. Our new stores, however, may not be immediately profitable and we may incur losses until these stores become profitable. Unavailability of desired store locations, delays in the acquisition or opening of new stores, delays or costs resulting from a decrease in commercial development due to capital restraints, difficulties in staffing and operating new store locations or a lack of customer acceptance of stores in new market areas may negatively impact our new store growth and the costs or the profitability associated with new stores. There can be no assurance that we will open the planned number of stores in fiscal 2015 or thereafter. Any failure to successfully open and operate new stores may adversely affect our business, financial condition and operating results.

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

We have expanded our operations rapidly since our inception in 2002, and we have limited operating experience at our current size. Our business has grown significantly over the past three years, as we have grown our total net sales from $240.4 million in fiscal 2012 to $340.4 million in fiscal 2014. We have made and are making investments to support our near and longer-term growth. If our operations continue to grow over the longer term, of which there can be no assurance, we will be required to expand our sales and marketing, product development and distribution functions, to upgrade our management information systems and other processes, and to obtain more space for our expanding administrative support and other headquarters personnel. Our expansion may exceed the capacity that Kellwood is able to provide, on attractive pricing terms or at all, under the terms of the Shared Services Agreement (as more fully described below in “—Problems with our distribution system could harm our ability to meet customer expectations, manage inventory, complete sales and achieve targeted operating efficiencies”). Our continued growth could strain our existing resources, and we could experience operating difficulties, including obtaining sufficient raw materials at acceptable prices, securing manufacturing capacity to produce our products and experiencing delays in production and shipments. These difficulties would likely lead to a decrease in net revenue, income from operations and the price of our common stock.

Kellwood provides us with certain key services for our business, some of which we are in the process of transitioning to our own systems. If Kellwood fails to perform its obligations to us during the period of transition or if we cannot successfully transition these services to our own systems, our business, financial condition, results of operations and cash flows could be materially harmed.

Prior to the IPO and Restructuring Transactions that closed on November 27, 2013, we operated as a business unit of Kellwood, and we historically relied on the financial resources and the administrative and operational support systems of Kellwood to run our business. Some of the Kellwood systems we continue to use following the IPO and Restructuring Transactions include ERP, human resource management systems and distribution applications. In conjunction with our separation from Kellwood, we are in the process of separating our assets from those of Kellwood. We have recently commenced the development and implementation of our own ERP system and IT infrastructure, engaged with a new e-commerce platform provider and migrated the human resource recruitment system. The new systems we implement may not operate as successfully as the systems we historically used as such systems are highly customized or proprietary. Moreover, we may be unable to obtain necessary goods, technology and services to continue replacing the Kellwood systems at prices and on terms as favorable as those available to us prior to the separation, which could increase our costs and reduce our profitability. If we fail to successfully transition the systems, our business and results of operations may be materially and adversely affected.

We entered into a Shared Services Agreement in connection with the IPO and Restructuring Transactions on November 27, 2013. The Shared Services Agreement governs the provisions by which Kellwood provides certain support services to us, including distribution, information technology and back office support. Kellwood will provide these services until we elect to terminate the provision thereof in accordance with the terms of such agreement or, for services which require a term as a matter of law or which are based on a third-party agreement with a set term, the related termination date specified in the schedule thereto. Upon the termination of certain services, Kellwood may no longer be in a position to provide certain other related services. Assuming we proceed with our request to terminate the original services, such related services shall also be terminated in connection with such termination. The Shared Services Agreement will terminate automatically upon the termination of all services provided thereunder, unless earlier terminated by either party in connection with the other party’s material breach upon 30 days prior notice to such defaulting party. After termination of the agreement, Kellwood will have no obligation to provide any services to us. See “Shared Services Agreement” under Note 15 to the Consolidated Financial Statements in this annual report on Form 10-K for a description of these services. The services provided under the Shared Services Agreement (as may be amended from time to time) may not be sufficient to meet our needs and we may not be able to replace these services at favorable costs and on favorable terms, if at all. In addition, Kellwood has experienced financial difficulty in the past. For example, in 2009, Kellwood’s independent auditors raised substantial doubt regarding Kellwood’s ability to continue as a going concern. If Kellwood encounters any issues during the transitional period which impact its ability to provide services pursuant to the Shared Services Agreement, our business could be materially harmed. Any failure or significant downtime in our own financial or administrative systems or in Kellwood’s financial or administrative systems during the transitional period and any difficulty in separating our assets from Kellwood’s assets and integrating newly acquired assets into our business could result in unexpected costs, impact our results or prevent us from paying our suppliers and employees and performing other administrative services on a timely basis and materially harm our business, financial condition, results of operations and cash flows.

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

Consumers are increasingly concerned over the security of personal information transmitted over the internet, consumer identity theft and user privacy, and any compromise of customer information could subject us to customer or government litigation and harm our reputation, which could adversely affect our business and growth. Moreover, we could incur significant expenses or disruptions of our operations in connection with system failures or breaches. In addition, sophisticated hardware and operating system software and applications that we procure form third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of our systems. The costs to us to eliminate or alleviate security problems, viruses and bugs, or any problems associated with the outsourced services could be significant, and the efforts to address these problems could result in interruptions, delays or cessation of service that may impede our sales, distribution or other critical functions. In addition to taking the necessary precautions ourselves, we require that third-party service providers implement reasonable security measures to protect our customers’ identity and privacy. We do not, however, control these third-party service providers and cannot guarantee that no electronic or physical computer break-ins and security breaches will occur in the future. Finally, we could incur significant costs in complying with the multitude of state, federal and foreign laws regarding the use and unauthorized disclosure of personal information, to the extent they are applicable.

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

We may not be able to resolve any potential conflicts, and even if we do, the resolution may be less favorable than if we were dealing with an unaffiliated party. As of January 31, 2015, affiliates of Sun Capital, who also control Kellwood, owned approximately 55% of our common stock. Additionally, Sun Cardinal, LLC, an affiliate of Sun Capital, has the ability to designate a majority of our directors.

Our limited operating experience and brand recognition in international markets may delay our expansion strategy and cause our business and growth to suffer.

We face additional risks with respect to our strategy to expand internationally, including our efforts to further expand our business in Canada, select European countries, Asia and the Middle East through arrangements with international partners. Our current operations are based largely in the U.S., with international sales representing approximately 9% of net sales for fiscal 2014. Therefore we have a limited number of customers and experience in operating outside of the U.S. We also do not have extensive experience with regulatory environments and market practices outside of the U.S. and cannot guarantee, notwithstanding our international partners’ familiarity with such environments and market practices, that we will be able to penetrate or successfully operate in any market outside of the U.S. Many of these markets have different operational characteristics, including employment and labor regulations, transportation, logistics, real estate (including lease terms) and local reporting or legal requirements. Furthermore, consumer demand and behavior, as well as style preferences, size and fit, and purchasing trends, may differ in these markets and, as a result, sales of our product may not be successful, or the margins on those sales may not be in line with those that we currently anticipate. In addition, in many of these markets there is significant competition to attract and retain experienced and talented employees. Failure to develop new markets outside of the U.S. or disappointing sales growth outside of the U.S. may harm our business and results of operations.

Our plans to improve and expand our product offerings may not be successful, and the implementation of these plans may divert our operational, managerial and administrative resources, which could harm our competitive position and reduce our net revenue and profitability.

In addition to our store expansion strategy, we plan to grow our business by increasing our core product offerings, which includes expanding our men’s collection and women’s bottoms, dresses and outerwear assortment. We also plan to develop and introduce select new product categories and may pursue select additional licensing opportunities such as eyewear, fragrance and fashion accessories.

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

We currently have licensing agreements for women’s footwear, men’s footwear and children’s apparel. In the future, we may enter into select additional licensing arrangements for product offerings which require specialized expertise. We may also enter into select licensing agreements pursuant to which we may grant third parties the right to distribute and sell our products in certain geographic areas. Although we have taken and will continue to take steps to select potential licensing partners carefully and monitor the activities of our licensing partners (through, among other things, approval rights over product design, production quality, packaging, merchandising, marketing, distribution and advertising), such arrangements may not be successful. Our licensing partners may fail to fulfill their obligations under their license agreements or have interests that differ from or conflict with our own, such as the pricing of our products and the offering of competitive products. In addition, the risks applicable to the business of our licensing partners may be different than the risks applicable to our business, including risks associated with each such partner’s ability to:

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

Our CEO, Jill Granoff, and CFO, Lisa Klinger, joined the company in 2012. Many of the other members of our senior management team, including our President and Chief Creative Officer, Karin Gregersen, have been with us less than 2 years. As a result, our senior management team has limited experience working together as a group. This lack of shared experience could negatively impact our senior management team’s ability to quickly and efficiently respond to problems and effectively manage our business. If our management team is not able to work together as a group, our results of operations may suffer and our business may be harmed.

If we lose key personnel, or are unable to attract, assimilate and retain new employees, we may not be able to successfully operate or grow our business.

Our continued success is dependent on the ability to attract, assimilate, retain and motivate qualified management, designers, administrative talent and sales associates to support existing operations and future growth. Competition for qualified talent in the apparel and fashion industry is intense, and we compete for these individuals with other companies that in many cases have greater financial and other resources. The loss of the services of any members of senior management or the inability to attract and retain other qualified executives could have a material adverse effect on our business, results of operations and financial condition. In addition, we will need to continue to attract, assimilate, retain and motivate highly talented employees with a range of other skills and experience, especially at the store management levels. Although we have hired and trained new store managers and experienced sales associates at several of our retail locations, competition for employees in our industry is intense and we may from time to time experience difficulty in retaining our associates or attracting the additional talent necessary to support the growth of our business. These problems could be exacerbated as we embark on our strategy of opening new retail stores over the next several years. We will also need to attract, assimilate and retain other professionals across a range of disciplines, including design, production, sourcing and international business, as we develop new product categories and continue to expand our international presence. Furthermore, we will need to continue to recruit employees to provide, or enter into consulting or outsourcing arrangements with respect to the provision of, services provided by Kellwood under the Shared Services Agreement when Kellwood no longer provides such services thereunder. If we are unable to attract, assimilate and retain additional employees with the necessary skills, we may not be able to grow or successfully operate our business.

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

We license our website domain name from a third-party. Pursuant to the license agreement (the “Domain License Agreement”), our license to use www.vince.com will expire in 2018 and will automatically renew for successive one year periods, subject to our right to terminate the arrangement with or without cause; provided, that we must pay the applicable early termination fee and provide 30 days prior notice in connection with a termination without cause. The licensor has no termination rights under the Domain License Agreement. Any failure by the licensor to perform its obligations under the License Agreement could adversely affect our brand and make it more difficult for users to find our website.

Problems with our distribution system could harm our ability to meet customer expectations, manage inventory, complete sales and achieve targeted operating efficiencies.

In the U.S., we rely on a distribution facility operated by Kellwood in City of Industry, California. Our ability to meet the needs of our wholesale partners and our own retail stores depends on the proper operation of this distribution facility. Kellwood will continue to provide distribution services, until we elect to terminate such services, as part of the Shared Services Agreement. We also have a warehouse in Belgium operated by a third-party logistics provider to support our wholesale orders for customers located primarily in Europe. There can be no assurance that we will be able to enter into other contracts for an alternate or replacement distribution centers on acceptable terms or at all. Such an event could disrupt our operations. In addition, because substantially all of our products are distributed from one location, our operations could also be interrupted by labor difficulties, or by floods, fires, earthquakes or other natural disasters near such facility. For example, a majority of our ocean shipments go through the ports in Los Angeles, which were recently subject to significant processing delays due to labor issues involving the port workers. We maintain business interruption insurance and are a beneficiary under similar Kellwood insurance policies related to Kellwood assets or services we utilize under the Shared Services Agreement. These policies, however, may not adequately protect us from the adverse effects that could result from significant disruptions to our distribution system. If we encounter problems with our distribution system, our ability to meet customer expectations, manage inventory, complete sales and achieve targeted operating efficiencies could be harmed. Any of the foregoing factors could have a material adverse effect on our business, financial condition and operating results.

The extent of our foreign sourcing may adversely affect our business.

Our products are primarily produced by, and purchased or procured from, independent manufacturing contractors located outside of the U.S., with approximately 96% of our total revenue for fiscal 2014 attributable to manufacturing contractors located outside of the U.S. These manufacturing contractors are located mainly in countries in Asia and South America, with approximately 88% of our purchases for fiscal 2014 attributable to manufacturing contractors located in China. A manufacturing contractor’s failure to ship products to us in a timely manner or to meet the required quality standards could cause us to miss the delivery date requirements of our customers for those items. The failure to make timely deliveries may cause customers to cancel orders, refuse to accept deliveries or demand reduced prices, any of which could have a material adverse effect on us. As a result of the magnitude of our foreign sourcing, our business is subject to the following risks:

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

We do not have written agreements with any of our third-party manufacturing contractors. As a result, any single manufacturing contractor could unilaterally terminate its relationship with us at any time. One of our manufacturers in China, with whom we have worked for over five years, accounted for the production of approximately 16% of our finished products during fiscal 2014. Supply disruptions from this manufacturer (or any of our other manufacturers) could have a material adverse effect on our ability to meet customer demands, if we are unable to source suitable replacement materials at acceptable prices or at all. Our inability to promptly replace manufacturing contractors that terminate their relationships with us or cease to provide high quality products in a timely and cost-efficient manner could have a material adverse effect on our business, financial condition and operating results.

Fluctuations in the price, availability and quality of raw materials could cause delays and increase costs and cause our operating results and financial condition to suffer.

Fluctuations in the price, availability and quality of the fabrics or other raw materials, particularly cotton, silk, leather and synthetics used in our manufactured apparel, could have a material adverse effect on cost of sales or our ability to meet customer demands. The prices of fabrics depend largely on the market prices of the raw materials used to produce them. The price and availability of the raw materials and, in turn, the fabrics used in our apparel may fluctuate significantly, depending on many factors, including crop yields, weather patterns, labor costs and changes in oil prices. We may not be able to create suitable design solutions that utilize raw materials with attractive prices or, alternatively, to pass higher raw materials prices and related transportation costs on to our customers. We are not always successful in our efforts to protect our business from the volatility of the market price of raw materials, and our business can be materially affected by dramatic movements in prices of raw materials. The ultimate effect of this change on our earnings cannot be quantified, as the effect of movements in raw materials prices on industry selling prices are uncertain, but any significant increase in these prices could have a material adverse effect on our business, financial condition and operating results.

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

Violation of labor or other laws by our independent manufacturers or the divergence of an independent manufacturer’s labor or other practices from those generally accepted as ethical in the U.S. or other markets in which we do business could also attract negative publicity for us and our brand. From time to time, our audit results have revealed a lack of compliance in certain respects, including with respect to local labor, safety and environmental laws. Other fashion companies have faced criticism after highly-publicized incidents or compliance issues have occurred or been exposed at factories producing their products. To the extent our manufacturers do not bring their operations into compliance with such laws or resolve material issues identified in any of our audit results, we may face similar criticism and negative publicity. This could diminish the value of our brand image and reduce demand for our merchandise. In addition, other fashion companies have encountered organized boycotts of their products in such situations. If we, or other companies in our industry, encounter similar problems in the future, it could harm our brand image, stock price and results of operations.

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

We are subject to risks associated with leasing retail and office space, are generally subject to long-term non-cancelable leases and are required to make substantial lease payments under our operating leases, and any failure to make these lease payments when due would likely harm our business, profitability and results of operations.

We do not own any of our stores, or our offices including our New York and Los Angeles offices, or our showroom space in Paris but instead lease all of such space under operating leases. Our leases generally have initial terms of 10 years, and generally can be extended only for one additional 5-year term. All of our leases require a fixed annual rent, and most require the payment of additional rent if store sales exceed a negotiated amount. Most of our leases are “net” leases, which require us to pay all of the cost of insurance, taxes, maintenance and utilities, and we generally cannot cancel these leases at our option. Additionally, certain of our leases allow the lessor to terminate the lease if we do not achieve a specified gross sales threshold. We have experienced circumstances in the past where landlords have attempted to invoke these contractual provisions. Although we believe we will achieve the required threshold to continue those leases, we cannot assure you that we will do so. Any loss of our store locations due to underperformance may harm our results of operations, stock price and reputation.

Payments under these leases account for a significant portion of our selling, general and administrative expenses. For example, as of January 31, 2015, we were a party to operating leases associated with our retail stores and our office and showroom spaces requiring future minimum lease payments of $15.6 million in the aggregate through fiscal 2015 and approximately $134.5 million thereafter. We expect that any new retail stores we open will also be leased by us under operating leases, which will further increase our operating lease expenses and require significant capital expenditures. Our substantial operating lease obligations could have significant negative consequences, including, among others:

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

We depend on cash flow from operations to pay our lease expenses and to fulfill our other cash needs. If our business does not generate sufficient cash flow from operating activities, and sufficient funds are not otherwise available to us from borrowings under our credit facilities or from other sources, we may not be able to service our operating lease expenses, grow our business, respond to competitive challenges or fund our other liquidity and capital needs, which would harm our business.

In addition, additional sites that we lease are likely to be subject to similar long-term non-cancelable leases. If an existing or future store is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term if we cannot negotiate a mutually acceptable termination payment. In addition, as our leases expire, we may fail to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to close stores in desirable locations or incur costs in relocating our office space. Of our existing leases, no existing retail leases expire in fiscal 2015. If we are unable to enter into new leases or renew existing leases on terms acceptable to us or be released from our obligations under leases for stores that we close, our business, profitability and results of operations may be harmed.

The Patient Protection and Affordable Care Act may materially increase our costs and/or make it harder for us to compete as an employer.

The Patient Protection and Affordable Care Act imposed new mandates on employers, requiring employers with 50 or more full-time employees to provide “credible” health insurance to employees or pay a financial penalty. Given our current health plan design, and assuming the law is implemented without significant changes, these mandates could materially increase our costs. Moreover, if we choose to opt out of offering health insurance to our employees, we may become less attractive as an employer and it may be harder for us to compete for qualified employees.

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

We entered into a revolving credit facility and a term loan facility in connection with the IPO and Restructuring Transactions closed on November 27, 2013. Our new facilities contain significant restrictive covenants. These covenants may impair our financing and operational flexibility and make it difficult for us to react to market conditions and satisfy our ongoing capital needs and unanticipated cash requirements. Specifically, such covenants will likely restrict our ability and, if applicable, the ability of our subsidiaries to, among other things:

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

Our ability to comply with the covenants and other terms of our debt obligations will depend on our future operating performance. If we fail to comply with such covenants and terms, we would be required to obtain waivers from our lenders to maintain compliance with our debt obligations. If we are unable to obtain any necessary waivers and the debt is accelerated, a material adverse effect on our financial condition and future operating performance would likely result. The terms of our debt obligations may restrict or delay our ability to fulfill our obligations under the Tax Receivable Agreement. In accordance with the terms of the Tax Receivable Agreement, delayed or unpaid amounts thereunder would accrue interest at a default rate of one-year LIBOR plus 200 basis points until paid. Our obligations under the Tax Receivable Agreement could result in a failure to comply with covenants or financial ratios required by our debt financing agreements and could result in an event of default under such a debt financing. See “Tax Receivable Agreement” under Note 15 to the Consolidated Financial Statements in this annual report on Form 10-K for further information.

We are required to pay to the Pre-IPO Stockholders 85% of certain tax benefits, and could be required to make substantial cash payments in which our stockholders will not participate.

We entered into a Tax Receivable Agreement with the Pre-IPO Stockholders in connection with the IPO and Restructuring Transactions which closed on November 27, 2013. Under the Tax Receivable Agreement, we will be obligated to pay to the Pre-IPO Stockholders an amount equal to 85% of the cash savings in federal, state and local income tax realized by us by virtue of our future use of the federal, state and local net operating losses (“NOLs”) held by us as of November 27, 2013, together with section 197 intangible deductions (collectively, the “Pre-IPO Tax Benefits”). “Section 197 intangible deductions” means amortization deductions with respect to certain amortizable intangible assets which are held by us and our subsidiaries immediately after November 27, 2013. Cash tax savings generally will be computed by comparing our actual federal, state and local income tax liability to the amount of such taxes that we would have been required to pay had such Pre-IPO Tax Benefits not been available to us. While payments made under the Tax Receivable Agreement will depend upon a number of factors, including the amount and timing of taxable income we generate in the future and any future limitations that may be imposed on our ability to use the Pre-IPO Tax Benefits, the payments could be substantial. Assuming the federal, state and local corporate income tax rates presently in effect, no material change in applicable tax law and no limitation on our ability to use the Pre-IPO Tax Benefits under Section 382 of the U.S. Internal Revenue Code, as amended (the “Code”), the estimated cash benefit of the full use of these Pre-IPO Tax Benefits would be approximately $202 million, of which 85%, or approximately $172 million, is potentially payable to the Pre-IPO Stockholders under the terms of the Tax Receivable Agreement. The Tax Receivable Agreement accordingly could require us to make substantial cash payments.

Although we are not aware of any issue that would cause the U.S. Internal Revenue Service (the “IRS”) to challenge any tax benefits arising under the Tax Receivable Agreement, the affiliates of Sun Capital will not reimburse us for any payments previously made if such benefits subsequently were disallowed, although the amount of any tax savings subsequently disallowed will reduce any future payment otherwise owed to the Pre-IPO Stockholders. For example, if our determinations regarding the applicability (or lack thereof) and amount of any limitations on the NOLs under Section 382 of the Code were to be successfully challenged by the IRS after payments relating to such NOLs had been made to the Pre-IPO Stockholders, we would not be reimbursed by the Pre-IPO Stockholders and our recovery would be limited to the extent of future payments (if any) otherwise remaining under the Tax Receivable Agreement. As a result, in such circumstances we could make payments to the Pre-IPO Stockholders under the Tax Receivable Agreement in excess of our actual cash tax savings. Furthermore, while we will generally only make payments under the Tax Receivable Agreement after we have recognized a cash flow benefit from the utilization of the Pre-IPO Tax Benefits (other than upon a change of control or other acceleration event), the payments required under the agreement could require us to use a substantial portion of our cash from operations for those purposes.

At the effective date of the Tax Receivable Agreement, the liability recognized was accounted for in our financial statements as a reduction of additional paid-in capital. Subsequent changes in the Tax Receivable Agreement liability will be recorded through earnings in operating expenses. Even if the NOLs are available to us, the Tax Receivable Agreement will operate to transfer 85% of the benefit to the Pre-IPO Stockholders. Additionally, the payments we make to the Pre-IPO Stockholders under the Tax Receivable Agreement are not expected to give rise to any incidental tax benefits to us, such as deductions or an adjustment to the basis of our assets.

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

If we were to elect to terminate the Tax Receivable Agreement, based on a discount rate equal to monthly LIBOR plus 200 basis points, we estimate that we would be required to pay approximately $159 million in the aggregate under the Tax Receivable Agreement.

We could incur significant costs in complying with environmental, health and safety laws or as a result of satisfying any liability or obligation imposed under such laws.

Our operations are subject to various federal, state, local and foreign environmental, health and safety laws and regulations. We could be held liable for the costs to address contamination of any real property ever owned, operated or used as a disposal site. In addition, in the event that Kellwood becomes financially incapable of addressing the environmental liability incurred prior to the structural reorganization separating Kellwood from Vince that occurred on November 27, 2013, a third party may file suit and attempt to allege that Kellwood and Vince engaged in a fraudulent transfer by arguing that the purpose of the separation of the non-Vince assets from Vince Holding Corp. was to insulate our assets from the environmental liability. For example, pursuant to a Consent Decree with the U.S. Environmental Protection Agency (“EPA”) and the State of Missouri, a non-Vince subsidiary, which was separated from us in the Restructuring Transactions, is conducting a cleanup of contamination at the site of a plant in New Haven, Missouri, which occurred between 1973 and 1985. Kellwood has posted a letter of credit in the amount of $5.9 million as a performance guarantee for the estimated cost of the required remediation work. If, despite the financial assurance provided by Kellwood as required by the EPA, Kellwood became financially unable to address this remediation, and if the corporate separateness of Vince is disregarded or if a fraudulent transfer is found to have occurred, we could be liable for the full amount of the remediation. If this were to occur or if we were to become liable for other environmental liabilities or obligations, it could have a material adverse effect on our business, financial condition or results of operations.

We will continue to incur significant expenses as a result of being a public company, which will negatively impact our financial performance and could cause our results of operations and financial condition to suffer.

We will continue to incur significant legal, accounting, insurance, share-based compensation and other expenses as a result of being a public company. The Sarbanes-Oxley Act, as well as related rules implemented by the SEC and the securities regulators and by the NYSE, have required changes in corporate governance practices of public companies. We expect that compliance with these laws, rules and regulations, including compliance with Section 404(b) of the Sarbanes-Oxley Act once we are no longer an emerging growth company, will substantially increase our expenses, including our legal and accounting costs, and make some activities more time-consuming and costly. We also expect these laws, rules and regulations to make it more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or to incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as officers. To assist in the recruitment of qualified directors, officers and other members of senior management and to help align their interests with those of our stockholders, we have made and intend to continue to make equity grants under our current management equity incentive plan (the “Vince 2013 Incentive Plan”). As a result of the foregoing, we expect an increase in legal, accounting, insurance, share-based compensation and certain other expenses in the future, which will negatively impact our financial performance and could cause our results of operations and financial condition to suffer.

Risks Related to Our Structure and Ownership

We are a “controlled company,” controlled by investment funds advised by affiliates of Sun Capital, whose interests in our business may be different from yours.

Affiliates of Sun Capital owned approximately 55% of our outstanding common stock as of March 20, 2015. As such, affiliates of Sun Capital will, for the foreseeable future, have significant influence over our reporting and corporate management and affairs, and will be able to control virtually all matters requiring stockholder approval. For so long as affiliates of Sun Capital own 30% or more of our outstanding shares of common stock, Sun Cardinal, LLC, an affiliate of Sun Capital, will have the right to designate a majority of our board of directors. For so long as affiliates of Sun Capital have the right to designate a majority of our board of directors, the directors designated by affiliates of Sun Capital are expected to constitute a majority of each committee of our board of directors, other than the Audit Committee, and the chairman of each of the committees, other than the Audit Committee, is expected to be a director serving on such committee who is designated by affiliates of Sun Capital, provided that, at such time as we are not a “controlled company” under the NYSE corporate governance standards, our committee membership will comply with all applicable requirements of those standards and a majority of our board of directors will be “independent directors,” as defined under the rules of the NYSE (subject to applicable phase-in rules).

As a “controlled company,” the rules of the NYSE exempt us from the obligation to comply with certain corporate governance requirements, including the requirements that a majority of our board of directors consists of “independent directors,” as defined under such rules, and that we have nominating and corporate governance and compensation committees that are each composed entirely of independent directors. These exemptions do not modify the requirement for a fully independent audit committee, which we have. Similarly, once we are no longer a “controlled company,” we must comply with the independent board committee requirements as they relate to the nominating and corporate governance and compensation committees, which are permitted to be phased-in as follows: (1) one independent committee member on the date we cease to be a “controlled company”; (2) a majority of independent committee members within 90 days of such date; and (3) all independent committee members within one year of such date. Additionally, we will have 12 months from the date we cease to be a “controlled company” to have a majority of independent directors on our board of directors.

Affiliates of Sun Capital control actions to be taken by us, our board of directors and our stockholders, including amendments to our amended and restated certificate of incorporation and amended and restated bylaws and approval of significant corporate transactions, including mergers and sales of substantially all of our assets. The directors designated by affiliates of Sun Capital have the authority, subject to the terms of our indebtedness and the rules and regulations of the NYSE, to issue additional stock, implement stock repurchase programs, declare dividends and make other decisions. The NYSE independence standards are intended to ensure that directors who meet the independence standard are free of any conflicting interest that could influence their actions as directors. Our amended and restated certificate of incorporation provides that the doctrine of “corporate opportunity” does not apply against Sun Capital or its affiliates, or any of our directors who are associates of, or affiliated with, Sun Capital, in a manner that would prohibit them from investing in competing businesses or doing business with our partners or customers. It is possible that the interests of Sun Capital and its affiliates may in some circumstances conflict with our interests and the interests of our other stockholders, including you. For example, Sun Capital may have different tax positions from other stockholders which could influence their decisions regarding whether and when we should dispose of assets, whether and when we should incur new or refinance existing indebtedness, especially in light of the existence of the Tax Receivable Agreement, and whether and when we should terminate the Tax Receivable Agreement and accelerate our obligations thereunder. In addition, the structuring of future transactions may take into consideration tax or other considerations of Sun Capital and its affiliates even where no similar benefit would accrue to us. See “Tax Receivable Agreement” under Note 15 to the Consolidated Financial Statements in this annual report on Form 10-K for additional information.

We are a holding company and we are dependent upon distributions from our subsidiaries to pay dividends, taxes and other expenses.

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

We file consolidated income tax returns on behalf of Vince Holding Corp. and Vince Intermediate Holding, LLC. Most of our future tax obligations will likely be attributed to the operations of Vince, LLC. Accordingly, most of the payments against the Tax Receivable Agreement will be attributed to the operations of Vince, LLC. We intend to cause Vince, LLC to pay distributions or make funds available to us in an amount sufficient to allow us to pay our taxes and any payments due to certain of our stockholders under the Tax Receivable Agreement. If, as a consequence of these various limitations and restrictions, we do not have sufficient funds to pay tax or other liabilities, we may have to borrow funds and thus our liquidity and financial condition could be materially adversely affected. To the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, such payments will be deferred and will accrue interest at a default rate of one-year LIBOR plus 500 basis points until paid. See “Tax Receivable Agreement” under Note 15 to the Consolidated Financial Statements in this annual report on Form 10-K for more information regarding the terms of the Tax Receivable Agreement.

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

We do not own any real estate. Our 33,009 square-foot principal executive and administrative offices are located at 500 Fifth Avenue, 19th and 20th Floors, New York, New York 10110 and are leased under an agreement expiring in April 2025. In July 2014, we signed a lease for a 28,541 square-foot design studio located at 900 N. Cahuenga Blvd., Los Angeles, California leased under an agreement expiring in July 2020. We moved into the new design studio space in February 2015 after the expiration in January 2015 of our previous 17,640 square-foot design studio at 5410 Wilshire Boulevard, Los Angeles, California. In December 2014, we signed a lease for a 4,209 square-foot showroom space in Paris, France which opened in March 2015, and is leased under an agreement expiring in December 2020.

As of January 31, 2015, we leased approximately 81,374 gross square feet related to our 37 retail stores. Our leases generally have initial terms of 10 years and cannot be extended or can be extended for one additional 5-year term. Our leases require a fixed annual rent, and most require the payment of additional rent if store sales exceed a negotiated amount. Most of our leases are “net” leases, which require us to pay all of the cost of insurance, taxes, maintenance and utilities. Although we generally cannot cancel these leases at our option, certain of our leases allow us, and in some cases, the lessor, to terminate the lease if we do not achieve a specified gross sales threshold.

The following store list shows the location, opening date, type and size of our retail locations as of January 31, 2015:

Vince Location	State	Opening Date	Type	Gross Square Feet	Selling Square Feet
Robertson (Los Angeles)	CA	April 9, 2008	Street	1,151	938
Melrose (Los Angeles)	CA	September 4, 2008	Street	1,537	1,385
Washington St. (Meatpacking - Women’s)	NY	February 3, 2009	Street	2,000	1,600
Prince St. (Nolita)	NY	July 25, 2009	Street	1,396	1,108
San Francisco	CA	October 15, 2009	Street	1,895	1,408
Chicago	IL	October 1, 2010	Street	2,590	1,371
Madison Ave.	NY	August 3, 2012	Street	3,503	1,928
Westport	CT	March 28, 2013	Street	1,801	1,344
Greenwich	CT	July 19, 2013	Street	2,463	1,724
Mercer St. (Soho)	NY	August 22, 2013	Street	4,500	3,080
Columbus Ave. (Upper West Side)	NY	December 18, 2013	Street	4,465	3,126
Washington St. (Meatpacking - Men’s)	NY	June 2, 2014	Street	1,827	1,027
Newbury St. (Boston)	MA	May 24, 2014	Street	4,124	3,100
Pasadena	CA	August 7, 2014	Street	3,475	2,200
Walnut St. (Philadelphia)	PA	August 4, 2014	Street	3,250	2,000

Total Street (15):				39,977	27,339

Malibu	CA	August 9, 2009	Mall	797	705
Dallas	TX	August 28, 2009	Mall	1,368	1,182
Boca Raton	FL	October 13, 2009	Mall	1,547	1,199
Copley Place (Boston)	MA	October 20, 2009	Mall	1,370	1,015
White Plains	NY	November 6, 2009	Mall	1,325	1,045
Atlanta	GA	April 16, 2010	Mall	1,643	1,356
Palo Alto	CA	September 17, 2010	Mall	2,028	1,391
Bellevue Square	WA	November 5, 2010	Mall	1,460	1,113
Manhasset (Long Island)	NY	April 22, 2011	Mall	1,414	1,000
Newport Beach	CA	May 20, 2011	Mall	1,656	1,242
The Grove	CA	November 20, 2012	Mall	1,862	1,160
Bal Harbour	FL	October 4, 2014	Mall	2,600	1,820
Chestnut Hill	MA	July 25, 2014	Mall	2,357	1,886

Total Mall and Lifestyle Centers (13)				21,427	16,114

Total Full-Price (28)				61,404	43,453

Orlando	FL	June 17, 2009	Outlet	2,065	1,446
Cabazon	CA	November 11, 2011	Outlet	2,066	1,653
Riverhead	NY	November 30, 2012	Outlet	2,100	1,490
Chicago	IL	August 1, 2013	Outlet	2,611	1,828
Seattle	WA	August 30, 2013	Outlet	2,214	1,550
Las Vegas	NV	October 3, 2013	Outlet	2,028	1,420
San Marcos	TX	October 10, 2014	Outlet	2,433	1,703
Carlsbad	CA	October 24, 2014	Outlet	2,453	1,717
Wrentham	MA	September 29, 2014	Outlet	2,000	1,400

Total Outlets (9)				19,970	14,207

Total (37)				81,374	57,660

ITEM 3.	LEGAL PROCEEDINGS.

We are subject to various legal proceedings and claims, which arise in the ordinary course of our business. Although the outcome of these and other claims cannot be predicted with certainty, management does not believe that the ultimate resolution of these matters will have a material adverse effect on our financial condition, cash flows or results of operation.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

Part II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock has been traded on the New York Stock Exchange under the symbol “VNCE” since November 22, 2013. Prior to that time there was no public market for our stock. The following table sets forth the high and low sale prices of our common stock as reported on the New York Stock Exchange:

	Market Price
	High	Low
Fiscal 2014:
Fourth quarter	$37.68	$22.07
Third quarter	$39.08	$29.67
Second quarter	$38.00	$24.19
First quarter	$28.00	$22.53
Fiscal 2013:
Fourth quarter (since November 22, 2013)	$32.76	$22.84

Record Holders

As of March 20, 2015 there were 3 record holders of our common stock.

Dividends

We have never paid cash dividends on our common stock. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business, and we do not anticipate paying any cash dividends in the foreseeable future. In addition, because we are a holding company, our ability to pay dividends depends on our receipt of cash distributions from our subsidiaries. The terms of our indebtedness substantially restrict the ability to pay dividends. See “Current Existing Credit Facilities and Debt (Post IPO and Restructuring Transactions)” under “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” of this annual report on Form 10-K for a description of the related restrictions.

Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, restrictions contained in current and future financing instruments and other factors that our board of directors deems relevant.

Performance Graph

The following graph shows a monthly comparison of the cumulative total return on a $100 investment in the Company’s common stock, the Standard & Poor’s 500 Stock Index and the Standard & Poor’s Retail Select Industry Index. The cumulative total return for the Vince Holding Corp. common stock assumes an initial investment of $100 in the common stock of the Company on November 22, 2013, which was the Company’s first day of trading on the New York Stock Exchange after its IPO. The cumulative total returns for the Standard & Poor’s 500 Stock Index and the Standard & Poor’s Retail Select Industry Index assume an initial investment of $100 on October 31, 2013. The comparison also assumes the reinvestment of any dividends. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

This performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities or the Securities Exchange Act of 1934, as amended (the “Exchange Act”) except to the extent we specifically incorporate it by reference into such filing.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any shares of common stock during the three months ended January 31, 2015.

Unregistered Sales of Equity Securities

We did not sell any unregistered securities during fiscal year 2014.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA.

The selected historical consolidated financial data set forth below for each of the years in the four-year period ended January 31, 2015 and as of January 31, 2015 have been derived from our audited consolidated financial statements.

The historical results presented below are not necessarily indicative of the results expected for any future period. The information should be read in conjunction with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this annual report on Form 10-K and our Consolidated Financial Statements and related notes included herein.

	Fiscal Year (1)
(In thousands, except for share data)	2014	2013	2012	2011
Statement of Operations Data
Net sales	$340,396	$288,170	$240,352	$175,255
Cost of products sold	173,567	155,154	132,156	89,545

Gross profit	166,829	133,016	108,196	85,710
Selling, general and administrative expenses (2)	96,579	83,663	67,260	42,793

Income from operations	70,250	49,353	40,936	42,917
Interest expense, net (3)	9,698	18,011	68,684	81,364
Other expense, net	835	679	769	478

Income (loss) before income taxes	59,717	30,663	(28,517)	(38,925)
Provision for income taxes	23,994	7,268	1,178	2,997

Net income (loss) from continuing operations	35,723	23,395	(29,695)	(41,922)
Net loss from discontinued operations, net of tax	—	(50,815)	(78,014)	(105,944)

Net income (loss)	$35,723	$(27,420)	$(107,709)	$(147,866)

Basic earnings (loss) per share:
Basic earnings (loss) per share from continuing operations	$0.97	$0.83	$(1.13)	$(1.60)
Basic loss per share from discontinued operations	—	(1.81)	(2.98)	(4.04)

Basic earnings (loss) per share	$0.97	$(0.98)	$(4.11)	$(5.64)

Diluted earnings (loss) per share:
Diluted earnings (loss) per share from continuing operations	$0.93	$0.83	$(1.13)	$(1.60)
Diluted loss per share from discontinued operations	—	(1.81)	(2.98)	(4.04)

Diluted earnings (loss) per share	$0.93	$(0.98)	$(4.11)	$(5.64)

Weighted average shares outstanding:
Basic	36,730,490	28,119,794	26,211,130	26,211,130
Diluted	38,244,906	28,272,925	26,211,130	26,211,130

	As of
(In thousands)	January 31, 2015	February 1, 2014	February 2, 2013	January 28, 2012
Balance Sheet Data:
Cash and cash equivalents	$112	$21,484	$317	$1,839
Working capital	16,650	65,398	9,746	(2,149)
Total assets	382,198	414,342	442,124	468,445
Long-term debt	88,000	170,000	391,434	605,292
Other liabilities (long-term) (4)	146,063	169,015	—	—
Stockholders’ equity (deficit)	71,969	33,551	(561,265)	(743,021)

	Fiscal Year (1)
(In thousands, except for percentages, door counts and store counts)	2014	2013	2012	2011
Other Operating and Financial Data:
Net Sales by Segment:
Wholesale	$259,418	$229,114	$203,107	$151,921
Direct-to-Consumer	80,978	59,056	37,245	23,334

Total net sales	$340,396	$288,170	$240,352	$175,255

Total wholesale doors at end of period	2,394	2,300	2,145	1,761
Total stores at end of period	37	28	22	19
Comparable store sales growth (5)	7.8%	20.6%	20.8%	7.6%
Depreciation and amortization	$5,267	$2,785	$2,009	$1,701
Capital expenditures	$19,699	$10,073	$1,821	$1,450

(1)	Fiscal year ends on Saturday closest to January 31. Fiscal 2014 (ended January 31, 2015), fiscal 2013 (ended February 1, 2014) and fiscal 2011 (ended January 28, 2012) consisted of 52 weeks. Fiscal 2012 (ended February 2, 2013) consisted of 53 weeks.

(2)	Includes the impact of public company transition costs of approximately $9,751 and $9,331 in fiscal 2013 and 2012, respectively. Also includes costs associated with the Secondary Offering (as defined herein) of $571 in fiscal 2014.

(3)	Interest expense prior to the Company’s IPO in November 2013 is associated with the Sun Promissory Notes and the Sun Capital Loan Agreement (both as defined herein). Interest expense after the IPO in November 2013 represents interest and amortization of deferred financing costs incurred in connection with the Company’s $175,000 Term Loan Facility and $50,000 Revolving Credit Facility.

(4)	Other liabilities includes the impact of recording the long-term portion of the Tax Receivable Agreement with the Pre-IPO Stockholders entered into in November 2013, which represents our obligation to pay 85% of estimated cash savings on federal, state and local income taxes realized by us through our use of certain net tax assets retained by us subsequent to the completion of the IPO and Restructuring Transactions executed in November 2013.

(5)	Comparable Store Sales Policy:

A store is included in the comparable store sales calculation after it has completed at least 12 full fiscal months of operations. Non-comparable store sales include new stores which have not completed at least 12 full fiscal months of operations and sales from closed stores. In the event that we relocate, or change square footage of an existing store, we would treat that store as a non-comparable store until it has completed at least 12 full fiscal months of operation following the relocation or square footage adjustment. For 53-week fiscal years, we do not adjust comparable store sales to exclude the additional week.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This discussion summarizes our consolidated operating results, financial condition and liquidity during each of the years in the three-year period ended January 31, 2015. Our fiscal year ends on the Saturday closest to January 31. Fiscal years 2014, 2013 and 2012 ended on January 31, 2015, February 1, 2014 and February 2, 2013, respectively. Fiscal years 2014 and 2013 consisted of 52 weeks and fiscal year 2012 consisted of 53 weeks. The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this annual report on Form 10-K.

On November 27, 2013, Vince Holding Corp. completed the IPO and the Restructuring Transactions. As a result, the non-Vince businesses were separated from the Vince business. The Vince business is now the sole operating business of Vince Holding Corp. Historical financial information for the non-Vince businesses has been included as discontinued operations until the businesses were separated on November 27, 2013.

This discussion contains forward-looking statements involving risks, uncertainties and assumptions that could cause our results to differ materially from expectations. Factors that might cause such differences include those described under “Item 1A—Risk Factors,” “Disclosures Regarding Forward-Looking Statements” and elsewhere in this annual report on Form 10-K.

Executive Overview

Vince is a leading contemporary fashion brand best known for modern effortless style and everyday luxury essentials. Founded in 2002, the brand now offers a wide range of women’s, men’s and children’s apparel, women’s and men’s footwear, and handbags. Vince products are sold in prestige distribution worldwide, including over 2,400 distribution points across 45 countries. Vince has generated strong sales momentum over the last decade. We believe that we will achieve continued success by expanding our product assortment distributed through premier wholesale partners in the U.S. and select international markets, as well as in our own branded retail locations and on our e-commerce platform.

As of January 31, 2015, we sold our products at 2,394 doors through our wholesale partners in the U.S. and international markets and we operated 37 retail stores, including 28 full price stores and nine outlet stores, throughout the United States.

The following is a summary of fiscal 2014 highlights:

•	Our net sales totaled $340.4 million, reflecting an 18.1% increase over prior year net sales of $288.2 million.

•	Our wholesale net sales increased 13.2% to $259.4 million and our direct-to-consumer net sales increased 37.1% to $81.0 million.

•	Operating income increased 42.3% to $70.3 million, or 20.6% of net sales, which represents a 340 basis point improvement over the prior year.

•	We made voluntary prepayments totaling $105.0 million on the Term Loan Facility. As of January 31, 2015, we had $88.0 million of total debt outstanding comprised of $65.0 million outstanding on our Term Loan Facility and $23.0 million outstanding on our Revolving Credit Facility.

•	We opened nine new retail stores during fiscal year 2014 and increased our wholesale door count by 94 additional doors.

•	Certain selling stockholders of the Company, including affiliates of Sun Capital (collectively with the other selling stockholders, the “Selling Stockholders”), completed a secondary offering (the “Secondary Offering”) of common stock of the Company on July 1, 2014. Following the Secondary Offering, affiliates of Sun Capital held 54.6% of the Company’s common stock. We did not receive any proceeds from the Secondary Offering.

We serve our customers through a variety of channels that reinforce the Vince brand image. Our diversified channel strategy allows us to introduce our products to customers through multiple distribution points that are reported in two segments: wholesale and direct-to-consumer.

The following is a summary of our wholesale and direct-to-consumer net sales for fiscal years 2014, 2013 and 2012:

	Net Sales by Segment
	Fiscal Year
(in thousands)	2014	2013	2012
Wholesale	$259,418	$229,114	$203,107
Direct-to-consumer	80,978	59,056	37,245

Total net sales	$340,396	$288,170	$240,352

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

Results of Operations

Fiscal 2014 Compared to Fiscal 2013

The following table presents, for the periods indicated, our operating results as a percentage of net sales as well as earnings per share data:

	Fiscal Year Ended
	January 31, 2015		February 1, 2014		Variances
(In thousands, except share data, store and door counts, and percentages)	Amount	% of Net Sales	Amount	% of Net Sales	Amount	Percent
Statement of Operations:
Net sales	$340,396	100.0%	$288,170	100.0%	$52,226	18.1%
Cost of products sold	173,567	51.0%	155,154	53.8%	18,413	11.9%

Gross profit	166,829	49.0%	133,016	46.2%	33,813	25.4%
Selling, general and administrative expenses	96,579	28.4%	83,663	29.0%	12,916	15.4%

Income from operations	70,250	20.6%	49,353	17.2%	20,897	42.3%
Interest expense, net	9,698	2.8%	18,011	6.3%	(8,313)	(46.2)%
Other expense, net	835	0.3%	679	0.2%	156	23.0%

Income before income taxes	59,717	17.5%	30,663	10.7%	29,054	94.8%
Provision for income taxes	23,994	7.0%	7,268	2.5%	16,726	230.1%

Net income from continuing operations	35,723	10.5%	23,395	8.2%	12,328	52.7%
Net loss from discontinued operations, net of taxes	—	—	(50,815)	(17.6)%	50,815	(100.0)%

Net income (loss)	$35,723	10.5%	$(27,420)	(9.4)%	$63,143	(230.3)%

Basic earnings (loss) per share:
Basic EPS—continuing operations	$0.97		$0.83
Basic EPS—discontinued operations	—		(1.81)

Basic EPS—Total	$0.97		$(0.98)

Diluted earnings (loss) per share:
Diluted EPS—continuing operations	$0.93		$0.83
Diluted EPS—discontinued operations	—		(1.81)

Diluted EPS—Total	$0.93		$(0.98)

Other Operating and Financial Data:
Total wholesale doors at end of period	2,394		2,300
Total stores at end of period	37		28
Comparable store sales growth	7.8%		20.6%

Net Sales for the fiscal year ended January 31, 2015 were $340.4 million, increasing $52.2 million, or 18.1% versus $288.2 million for the fiscal year ended February 1, 2014. The increase in sales compared to the prior year is due to an increase in volume across both of our business segments. The following is a summary of our net sales by segment for the fiscal year ended January 31, 2015 and the fiscal year ended February 1, 2014:

	Net Sales by Segment
	Fiscal Year Ended
(in thousands)	January 31, 2015	February 1, 2014
Net Sales:
Wholesale	$259,418	$229,114
Direct-to-consumer	80,978	59,056

Total net sales	$340,396	$288,170

Net sales from our wholesale segment increased $30.3 million, or 13.2%, to $259.4 million in the fiscal year ended January 31, 2015 from $229.1 million in the fiscal year ended February 1, 2014 driven by strong performance in both our domestic and international markets. The expansion of our wholesale business contributed to the sales increase as our wholesale door counts increased by a net 94 wholesale doors and we opened 21 additional shop-in-shops that are operated by our domestic and international partners. Additionally, there are two international free-standing stores which are operated by our distribution partners, one in Tokyo that opened in the fall of 2013, and one in Istanbul that opened in the spring of 2014.

Net sales from our direct-to-consumer segment increased $21.9 million, or 37.1%, to $81.0 million in the fiscal year ended January 31, 2015 from $59.1 million in the fiscal year ended February 1, 2014. This sales growth was due to (i) comparable retail store sales growth of 7.8% which was driven primarily by increased transactions and contributed $3.3 million, (ii) opening nine new stores as compared to the end of the prior fiscal year (bringing our total retail store count to 37 as of January 31, 2015, compared to 28 as of February 1, 2014) inclusive of non-comparable sales growth contributing $15.3 million, and (iii) e-commerce sales growth contributing $3.3 million.

Gross Profit/Gross Margin rate increased 280 basis points to 49.0% for the fiscal year ended January 31, 2015 compared to 46.2% for the fiscal year ended February 1, 2014. The total gross margin rate increase was driven primarily by the following factors:

•	Increased sales penetration of the international and licensing businesses contributed 80 basis points of improvement;

•	Continued supply chain efficiencies including our strategic shift to transport more of our product by sea versus air as well as other operational improvements contributed 80 basis points of improvement;

•	Increased sales penetration of the direct-to-consumer segment contributed 90 basis points of improvement; and

•	Favorable impact from inventory reserve related adjustments contributed 50 basis points of improvement.

•	The above increases were partially offset by the impact of certain product mix which had a negative impact of (20) basis points.

Selling, general and administrative expenses (“SG&A”) for the fiscal year ended January 31, 2015 were $96.6 million, increasing $12.9 million, or 15.4%, versus $83.7 million for the fiscal year ended February 1, 2014. The increase in SG&A expenses compared to the prior year period were primarily due to:

•	Increase in compensation expense of $7.3 million, including share-based and incentive compensation, employee benefits and related increases due to hiring and retaining additional employees to support our growth plans;

•	Increase in rent and occupancy costs of $5.6 million due primarily to new retail store openings and our new headquarter office spaces;

•	Increase in marketing, advertising and promotional expenses of $2.6 million to support our efforts to increase brand awareness, drive traffic and build customer loyalty;

•	Increase in depreciation expense of $2.4 million due to new stores, shop-in-shop expenditures and our new headquarter office spaces;

•	Increase in other costs of $2.2 million consisting of increases in areas such as design and development, travel, consulting and legal;

•	Increase in public company expenses of $1.9 million due to costs incurred to be a stand-alone public company; and

•	Increase of $0.6 million related to fees incurred in connection with the Secondary Offering completed in July 2014.

•	The above increases were partially offset by the decrease in public company transition costs of $9.8 million incurred in the prior fiscal year in preparation for our IPO that was completed on November 27, 2013.

The following is a summary of our operating income by segment for the fiscal year ended January 31, 2015 and the fiscal year ended February 1, 2014:

	Operating Income by Segment
	Fiscal Year Ended
(in thousands)	January 31, 2015	February 1, 2014
Wholesale	$100,623	$81,822
Direct-to-consumer	14,556	10,435

Subtotal	115,179	92,257
Unallocated expenses	(44,929)	(42,904)

Total operating income	$70,250	$49,353

Operating income from our wholesale segment increased $18.8 million, or 23.0%, to $100.6 million in the fiscal year ended January 31, 2015 from $81.8 million in the fiscal year ended February 1, 2014. This increase was driven primarily from the sales volume increase of $30.3 million and gross margin rate improvement noted above as well as the impact of wholesale segment operating expenses which were lower as a percentage of net sales versus the prior fiscal year.

Operating income from our direct-to-consumer segment increased $4.1 million, or 39.5% to $14.6 million in the fiscal year ended January 31, 2015 from $10.4 million in the fiscal year ended February 1, 2014. The increase resulted primarily from the sales volume increase of $21.9 million and gross margin rate improvement noted above which more than offset the additional operating expenses incurred, primarily as a result of opening new stores, during the period to support the sales growth.

Interest expense for the fiscal year ended January 31, 2015 was $9.7 million, decreasing $8.3 million, or 46.2%, versus $18.0 million for the fiscal year ended February 1, 2014. Interest expense decreased as we had lower average debt balances period over period. The decrease in overall debt balances was primarily due to certain affiliates of Sun Capital contributing certain outstanding indebtedness to the Company in June 2013, thus eliminating interest expense on approximately $407.5 million in debt at that time. On November 27, 2013, in connection with the IPO and Restructuring Transactions, we entered into a $175.0 million Term Loan Facility and a $50.0 million Revolving Credit Facility. Interest expense for fiscal 2014 relates to interest charges under these facilities.

Other expense, net, was $0.8 million for the fiscal year ended January 31, 2015 compared to $0.7 million for the fiscal year ended February 1, 2014.

Provision for income taxes for the fiscal year ended January 31, 2015 was $24.0 million as compared to $7.3 million for the fiscal year ended February 1, 2014. Our effective tax rate on pretax income for the fiscal year ended January 31, 2015 and the fiscal year ended February 1, 2014 was 40.2% and 23.7%, respectively. The rate for the fiscal year ended January 31, 2015 differed from the U.S. statutory rate of 35.0% primarily due to state taxes. The rate for the fiscal year ended February 1, 2014 differed from the U.S. statutory rate of 35.0% primarily due to changes in our valuation allowance offset in part by state taxes and nondeductible interest.

Net loss from discontinued operations

The separation of the non-Vince businesses was completed on November 27, 2013. Net loss from discontinued operations was $50.8 million for the fiscal year ended February 1, 2014.

Net income (loss)

Net income was $35.7 million for the fiscal year ended January 31, 2015, increasing $63.1 million from a net loss of $(27.4) million for the fiscal year ended February 1, 2014. The increase in net income was primarily due to increased income from operations of $20.9 million, reduced interest expense of $8.3 million and a lower net loss from discontinued operations of $50.8 million, partially offset by the increase in income taxes of $16.7 million.

Results of Operations

Fiscal 2013 Compared to Fiscal 2012

The following table presents, for the periods indicated, our operating results as a percentage of net sales as well as earnings per share data:

	Fiscal Year Ended
	February 1, 2014		February 2, 2013		Variances
(In thousands, except share data, store and door counts, and percentages)	Amount	% of Net Sales	Amount	% of Net Sales	Amount	Percent
Statement of Operations:
Net sales	$288,170	100.0%	$240,352	100.0%	$47,818	19.9%
Cost of products sold	155,154	53.8%	132,156	55.0%	22,998	17.4%

Gross profit	133,016	46.2%	108,196	45.0%	24,820	22.9%
Selling, general and administrative expenses	83,663	29.0%	67,260	28.0%	16,403	24.4%

Income from operations	49,353	17.2%	40,936	17.0%	8,417	20.6%
Interest expense, net	18,011	6.3%	68,684	28.6%	(50,673)	(73.8)%
Other expense, net	679	0.2%	769	0.3%	(90)	(11.7)%

Income (loss) before income taxes	30,663	10.7%	(28,517)	(11.9)%	59,180	(207.5)%
Provision for income taxes	7,268	2.5%	1,178	0.5%	6,090	517.0%

Net income (loss) from continuing operations	23,395	8.2%	(29,695)	(12.4)%	53,090	(178.8)%
Net loss from discontinued operations, net of taxes	(50,815)	(17.6)%	(78,014)	(32.5)%	27,199	(34.9)%

Net loss	$(27,420)	(9.4)%	$(107,709)	(44.9)%	$80,289	(74.5)%

Basic earnings (loss) per share:
Basic EPS—continuing operations	$0.83		$(1.13)
Basic EPS—discontinued operations	(1.81)		(2.98)

Basic EPS—Total	$(0.98)		$(4.11)

Diluted earnings (loss) per share:
Diluted EPS—continuing operations	$0.83		$(1.13)
Diluted EPS—discontinued operations	(1.81)		(2.98)

Diluted EPS—Total	$(0.98)		$(4.11)

Other Operating and Financial Data:
Total wholesale doors at end of period	2,300		2,145
Total stores at end of period	28		22
Comparable store sales growth	20.6%		20.8%

Net Sales for the fiscal year ended February 1, 2014 were $288.2 million, increasing $47.8 million, or 19.9%, versus $240.4 million for the fiscal year ended February 2, 2013. The increase in sales compared to the prior year is due to an increase in volume across both of our business segments. The following is a summary of our net sales by segment for the fiscal year ended February 1, 2014 and the fiscal year ended February 2, 2013:

	Net Sales by Segment
	Fiscal Year Ended
(in thousands)	February 1, 2014	February 2, 2013
Net Sales:
Wholesale	$229,114	$203,107
Direct-to-consumer	59,056	37,245

Total net sales	$288,170	$240,352

Net sales from our wholesale segment increased $26.0 million, or 12.8%, to $229.1 million in the fiscal year ended February 1, 2014 from $203.1 million in the fiscal year ended February 2, 2013. We increased volume with many of our premier wholesale partners through increased sales productivity in existing doors, including our first women’s shop-in-shop at Saks Fifth Avenue, opened in September 2012, and the opening of 20 additional shop-in-shops with our domestic and international partners. Additionally, there is one international free-standing store in Tokyo that is operated by one of our distribution partners that opened in the fall of 2013.

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

Selling, general and administrative expenses for the fiscal year ended February 1, 2014 were $83.7 million, increasing $16.4 million, or 24.4%, versus $67.3 million for the fiscal year ended February 2, 2013. The increase in SG&A expenses compared to the prior year period was primarily due to:

•	Increased compensation expense of $5.5 million related to hiring and retaining certain key employees;

•	Increased store expenses and depreciation expense of $4.5 million due primarily to new retail store openings; and

•	Increased design, development and marketing expenses of $6.0 million to support our efforts to increase brand awareness, drive traffic, build customer loyalty and open new retail stores.

The following is a summary of our operating income by segment for the fiscal year ended February 1, 2014 and the fiscal year ended February 2, 2013:

	Operating Income by Segment
	Fiscal Year Ended
(in thousands)	February 1, 2014	February 2, 2013
Wholesale	$81,822	$72,913
Direct-to-consumer	10,435	4,465

Subtotal	92,257	77,378
Unallocated expenses	(42,904)	(36,442)

Total operating income	$49,353	$40,936

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

Operating income from our direct-to-consumer segment increased $6.0 million, or 133.7% to $10.4 million in the fiscal year ended February 1, 2014 from $4.5 million in the fiscal year ended February 2, 2013. The increase resulted primarily from the sales volume increase of $21.8 million which more than offset the additional operating expenses incurred during the period to support the sales growth.

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

Other expense, net, was $0.7 million for the fiscal year ended February 1, 2014 as compared to $0.8 million for the fiscal year ended February 2, 2013.

Provision for income taxes for the fiscal year ended February 1, 2014 was $7.3 million, increasing $6.1 million versus $1.2 million for the fiscal year ended February 2, 2013. Our effective tax rate on pretax income for the fiscal year ended February 1, 2014 and the fiscal year ended February 2, 2013 was 23.7% and (4.1%), respectively. The rates for the fiscal year ended February 1, 2014 and the fiscal year ended February 2, 2013 differed from the U.S. statutory rate of 35.0% primarily due to state taxes, nondeductible interest and changes in our valuation allowances.

Net loss from discontinued operations

The separation of the non-Vince businesses was completed on November 27, 2013. Net loss from discontinued operations was $50.8 million for the fiscal year ended February 1, 2014, decreasing $27.2 million, or 34.9%, from a net loss of $78.0 million for the fiscal year ended February 2, 2013.

Net loss

Net loss was $27.4 million for the fiscal year ended February 1, 2014, decreasing $80.3 million, or 74.5%, from a net loss of $107.7 million for the fiscal year ended February 2, 2013. The reduction in our net loss was primarily due to increased income from operations of $8.4 million, reduced interest expense of $50.7 million and a lower net loss from discontinued operations of $27.2 million, partially offset by the increase in income taxes of $6.1 million.

Discontinued Operations

On November 27, 2013, in connection with the IPO and Restructuring Transactions, we separated the Vince and non-Vince businesses whereby the non-Vince businesses are now owned by Kellwood Holding, LLC, which is controlled by affiliates of Sun Capital. As the Company and Kellwood Holding, LLC were under the common control of affiliates of Sun Capital, this separation transaction resulted in a $73.1 million adjustment to additional paid-in capital on our Consolidated Balance Sheet at February 1, 2014.

As a result of the separation with the non-Vince businesses, the financial results for the non-Vince businesses, through the separation on November 27, 2013, are now included in results from discontinued operations. The non-Vince businesses continue to operate as a stand-alone company. Due to differences in the basis of presentation for discontinued operations and the basis of presentation as a stand-alone company, the financial results of the non-Vince businesses included within discontinued operations of the Company may not be indicative of actual financial results of the non-Vince businesses as a stand-alone company.

In connection with the Restructuring Transactions, the Company issued a promissory note (the “Kellwood Note Receivable”) to Kellwood Company, LLC, in the amount of $341.5 million. Following the completion of the IPO and the Company’s entry into the Term Loan Facility and the Revolving Credit Facility, the Company used proceeds from the IPO and borrowings under the Term Loan Facility to repay the Kellwood Note Receivable, which proceeds, in turn, were primarily used by Kellwood to repay, discharge or repurchase indebtedness of Kellwood Company, LLC. As a result, neither Vince Holding Corp. nor any of its consolidated subsidiaries have any obligations with respect to the Wells Fargo Facility, the Cerberus Term Loan, the Sun Term Loan Agreements, any 12.875% Notes or any 7.625% Notes, which are each described below under “Financing Activities”.

The separation of the non-Vince businesses was completed on November 27, 2013. Accordingly, there are no results from discontinued operations reflected on the Consolidated Financial Statements for the fiscal year ended January 31, 2015. The results of the non-Vince businesses included in discontinued operations for the fiscal years ended February 1, 2014 and February 2, 2013 are summarized in the following table below (in thousands, except effective tax rates).

	Fiscal Year
	2013	2012
Net sales	$400,848	$514,806
Cost of products sold	313,620	409,763

Gross profit	87,228	105,043
Selling, general and administrative expenses	98,016	132,871
Restructuring, environmental and other charges	1,628	5,732
Impairment of long-lived assets	1,399	6,497
Change in fair value of contingent consideration	1,473	(7,162)
Interest expense, net	46,677	55,316
Other expense, net	498	(9,776)

Loss before income taxes	(62,463)	(78,435)
Income taxes	(11,648)	(421)

Net loss from discontinued operations, net of taxes	$(50,815)	$(78,014)

Effective tax rate	18.6%	0.5%

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

Liquidity and Capital Resources

Vince Holding Corp.’s sources of liquidity are our cash and cash equivalents, cash flows from operations and borrowings available under the Revolving Credit Facility. Our primary cash needs are capital expenditures for new stores and related leasehold improvements, for our new offices and showroom spaces, meeting our debt service requirements, paying amounts due per the Tax Receivable Agreement, and funding working capital requirements. The most significant components of our working capital are cash and cash equivalents, accounts receivable, inventories, accounts payable and other current liabilities. See “—Outlook” below.

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

Operating Activities

	Fiscal Year
(in thousands)	2014	2013	2012
Operating activities
Net income (loss)	$35,723	$(27,420)	$(107,709)
Less: Net loss from discontinued operations	—	(50,815)	(78,014)
Add (deduct) items not affecting operating cash flows:
Depreciation	4,668	2,186	1,411
Amortization of intangible assets	599	599	598
Amortization of deferred financing costs	1,532	178	—
Amortization of deferred rent	3,045	465	426
Deferred income taxes	23,248	7,225	1,147
Share-based compensation expense	1,896	347	—
Capitalized PIK Interest	—	15,883	68,684
Loss on disposal of property, plant and equipment	—	262	—
Changes in assets and liabilities:
Receivable, net	6,401	(6,265)	(7,459)
Inventories, net	(3,463)	(15,069)	(8,360)
Prepaid expenses and other current assets	2,809	1,681	(2,455)
Accounts payable and accrued expenses	3,066	3,235	17,208
Other assets and liabilities	742	(156)	(131)

Net cash provided by operating activities—continuing operations	80,266	33,966	41,374
Net cash used in operating activities—discontinued operations	—	(54,667)	(67,408)

Net cash provided by/(used in) operating activities	$80,266	$(20,701)	$(26,034)

Continuing operations

Net cash provided by operating activities during fiscal 2014 was $80.3 million, which consisted of net income from continuing operations of $35.7 million, impacted by non-cash items of $35.0 million and cash provided by working capital of $9.6 million. Net cash provided by working capital was, in part, due to a decrease in receivables of $6.4 million driven largely by higher trade deductions, a decrease of $2.8 million in prepaid expenses and other current assets and a $3.1 million increase in accounts payable and accrued expenses. This was partially offset by a $3.5 million increase in inventory due to increased inventory purchases to support new stores and shop-in-shops and the impact of higher intransit inventory resulting primarily from a change in our shipping strategy to an FOB shipment basis.

Net cash provided by operating activities during fiscal 2013 primarily consists of net income (loss), adjusted for certain non-cash items including PIK interest on the Sun Promissory Notes and Sun Capital Loan Agreement, which was later contributed as capital, as well as depreciation, amortization and changes in deferred income taxes and the effects of changes in working capital and other activities.

Net cash provided by operating activities during fiscal 2012 was $41.4 million, which consisted of net loss of $29.7 million, impacted by non-cash items of $72.3 million and cash used in working capital of $1.2 million. Non-cash expenses primarily consisted of PIK interest expense of $68.7 million. Net cash used in working capital primarily resulted from an increase in inventories, net of $8.4 million due to timing of inventory receipts and an increase in receivables, net of $7.5 million due to the timing of customer receipts. This was partially offset by increases in our accounts payable and other accrued expenses of $17.2 million due to the timing of vendor payments as well as the accrual of $6.4 million in transition payment to our founders, which was subsequently paid during fiscal 2013.

Discontinued operations

Net cash used in operating activities for 2013 was $54.7 million, which consisted of net loss of $50.8 million adjusted for non-cash charges of $15.3 million, and cash used in working capital of $19.2 million.

Net cash used in operating activities for 2012 was $67.4 million, which consisted of net loss of $78.0 million adjusted for non-cash charges of $25.5 million, and cash used in working capital of $14.9 million.

Investing Activities

	Fiscal Year
(in thousands)	2014	2013	2012
Investing activities
Payments for capital expenditures	$(19,699)	$(10,073)	$(1,821)
Payments for contingent purchase price	—	—	(806)

Net cash used in investing activities—continuing operations	(19,699)	(10,073)	(2,627)
Net cash (used in)/provided by investing activities—discontinued operations	—	(5,936)	20,088

Net cash (used in)/provided by investing activities	$(19,699)	$(16,009)	$17,461

Continuing operations

Net cash used in investing activities of $19.7 million during fiscal 2014 represents capital expenditures related to retail store build-outs, including leasehold improvements and store fixtures as well as expenditures for our shop-in-shop spaces operated by certain distribution partners and the costs related to the build-out of our new corporate office spaces and showroom facilities.

Net cash used in investing activities of $10.1 million during fiscal 2013 represents capital expenditures, primarily related to retail store build-outs, including leasehold improvements and store fixtures

Net cash used in investing activities of $2.6 million during fiscal 2012 is primarily attributable to capital expenditures and cash payments paid to CRL Group (former owners of the Vince business) related to the acquisition of the Vince business as a result of achievement of performance goals as specified in the related purchase agreement.

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

Financing Activities

	Fiscal Year
(in thousands)	2014	2013	2012
Financing activities
Proceeds from borrowings under the Revolving Credit Facility	$50,500	$—	$—
Payments for Revolving Credit Facility	(27,500)	—	—
Proceeds from borrowings under the Term Loan Facility	—	175,000	—
Payments for Term Loan Facility	(105,000)	(5,000)	—
Payment for Kellwood Note Receivable	—	(341,500)	—
Fees paid for Term Loan Facility and Revolving Credit Facility	(114)	(5,146)	—
Proceeds from common stock issuance, net of certain transaction costs	—	186,000	—
Stock option exercise	175	42	—

Net cash (used in)/provided by financing activities—continuing operations	(81,939)	9,396	—
Net cash provided by financing activities—discontinued operations	—	46,917	8,615

Net cash (used in)/provided by financing activities	$(81,939)	$56,313	$8,615

Continuing operations

Net cash provided by financing activities primarily relates to borrowings and repayments of the debt obligations and debt issuance costs related thereto, as well as activity related to the issuance of our common stock and exercise of employee stock options.

Net cash used by financing activities was $81.9 million during fiscal 2014, primarily consisting of voluntary prepayments totaling $105.0 million on the Term Loan Facility, partially offset by $23.0 million of net borrowings under our Revolving Credit Facility.

Net cash provided by financing activities was $9.4 million during fiscal 2013, primarily consisting of $186.0 million of proceeds from the issuance of common stock, net of certain transactions costs, on November 27, 2013. In connection with the IPO and the Restructuring Transactions discussed elsewhere in this annual report in Form 10-K, the Company made borrowings of $175.0 million under the Term Loan Facility and also entered into an agreement for the Revolving Credit Facility, for which we paid $5.1 million in debt issuance costs. Proceeds from the IPO and borrowings under the Term Loan Facility were then used to repay the Kellwood Note Receivable of $341.5 million. In January of fiscal 2013, the Company made a voluntary prepayment of $5.0 million on the Term Loan Facility.

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

Current Existing Credit Facilities and Debt (Post IPO and Restructuring Transactions)

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

The Revolving Credit Facility contains representations and warranties, other covenants and events of default that are customary for this type of financing, including limitations on the incurrence of additional indebtedness, liens, negative pledges, guarantees, investments, loans, asset sales, mergers, acquisitions, prepayment of other debt, the repurchase of capital stock, transactions with affiliates, and the ability to change the nature of its business or its fiscal year. The Revolving Credit Facility generally permits dividends in the absence of any event of default (including any event of default arising from the contemplated dividend), so long as (i) after giving pro-forma effect to the contemplated dividend, for the following six months Excess Availability will be at least the greater of 20% of the aggregate lending commitments and $7.5 million and (ii) after giving pro forma effect to the contemplated dividend, the “Consolidated Fixed Charge Coverage Ratio” for the 12 months preceding such dividend shall be greater than or equal to 1.1 to 1.0 (provided that the Consolidated Fixed Charge Coverage Ratio may be less than 1.1 to 1.0 if, after giving pro forma effect to the contemplated dividend, Excess Availability for the six fiscal months following the dividend is at least the greater of 35% of the aggregate lending commitments and $10 million). We are in compliance with applicable financial covenants.

As of January 31, 2015, the availability under the $50.0 million Revolving Credit Facility was $19.4 million. As of January 31, 2015, there was $23.0 million of borrowings outstanding and $7.6 million of letters of credit outstanding under the Revolving Credit Facility. The weighted average interest rate for borrowings outstanding under the Revolving Credit Facility as of January 31, 2015 was 2.1%. There were no borrowings outstanding under the Revolving Credit Facility as of February 1, 2014.

Term Loan Facility

On November 27, 2013, in connection with the closing of the IPO and Restructuring Transactions, Vince, LLC and Vince Intermediate entered into a $175.0 million senior secured term loan credit facility (the “Term Loan Facility”) with the lenders party thereto, BofA, as administrative agent, JPMorgan Chase Bank and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers, and Cantor Fitzgerald as documentation agent. The Term Loan Facility will mature on November 27, 2019. On November 27, 2013, net borrowings under the Term Loan Facility were used at closing, together with proceeds from the IPO, to repay the Kellwood Note Receivable issued by Vince Intermediate to Kellwood Company, LLC immediately prior to the consummation of the IPO as part of the Restructuring Transactions.

The Term Loan Facility also provides for an incremental facility of up to the greater of $50.0 million and an amount that would result in the consolidated net total secured leverage ratio not exceeding 3.00 to 1.00, in addition to certain other rights to refinance or repurchase portions of the term loan. The Term Loan Facility is subject to quarterly amortization of principal equal to 0.25% of the original aggregate principal amount of the Term Loan Facility, with the balance payable at final maturity. Interest is payable on loans under the Term Loan Facility at a rate of either (i) the Eurodollar rate (subject to a 1.00% floor) plus an applicable margin of 4.75% to 5.00% based on a leverage ratio or (ii) the base rate applicable margin of 3.75% to 4.00% based on a leverage ratio. During the continuance of a payment or bankruptcy event of default, interest will accrue (i) on the overdue principal amount of any loan at a rate of 2% in excess of the rate otherwise applicable to such loan and (ii) on any overdue interest or any other outstanding overdue amount at a rate of 2% in excess of the non-default interest rate then applicable to base rate loans.

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

Through January 31, 2015, on an inception to date basis, we have made voluntary prepayments totaling $110.0 million in the aggregate on the original $175.0 million Term Loan Facility entered into on November 27, 2013. Of the total $110.0 million aggregate voluntary prepayments, $105.0 million were paid during fiscal 2014. The voluntary prepayments of $105.0 million made during the current fiscal year were partially funded by $23.0 million of net borrowings under the Revolving Credit Facility. As of January 31, 2015 we had $65.0 million of debt outstanding under the Term Loan Facility.

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

Wells Fargo Facility

On October 19, 2011 Kellwood Company and certain of its domestic subsidiaries, as borrowers, entered into a credit agreement with Wells Fargo Bank, National Association, as agent, and lenders from time to time party thereto (“the “Wells Fargo Facility”). The Wells Fargo Facility provided a non-amortizing senior revolving credit facility with aggregate lending commitments of $155.0 million. The borrowings were secured by a first-priority security interest in substantially all of the assets of the borrowers, including the assets of Vince, LLC. Borrowings bore interest at a rate per annum equal to an applicable margin (generally 1.25%-1.75% per annum plus, at the borrowers’ election, LIBOR or a Base Rate). On November 27, 2013, in connection with the consummation of the IPO and Restructuring Transactions, the Wells Fargo Facility was amended and restated in accordance with its terms. After giving effect to such amendment and restatement, neither Vince Holding Corp. nor any of its subsidiaries have any obligations thereunder.

Cerberus Term Loan

On October 19, 2011, Kellwood Company and certain of its domestic subsidiaries, as borrowers, entered into a Term Loan Agreement (the “Term Loan Agreement”), as amended, with Cerberus Business Finance, LLC, as agent and the lenders from time to time party thereto. The Term Loan Agreement provided the borrowers with a non-amortizing secured term loan in an aggregate amount of $55.0 million (the “Cerberus Term Loan”), of which $10.0 million was repaid during fiscal 2012. All borrowings under the Cerberus Term Loan bore interest at a rate per annum equal to an applicable margin (10.25%-11.25% per annum for LIBOR Rate Loans and 8.25%-8.75% for Reference Rate Loans) plus, at the borrower’s election, LIBOR or a Reference Rate as defined in the Term Loan Agreement. The Term Loan Agreement also provided for a portion of such interest equal to 1.0% per annum to be paid-in-kind and added to the principal amount of such term loans. The Cerberus Term Loan was secured by a security interest in substantially all of the assets of the borrowers, including the assets of Vince, LLC. On November 27, 2013, in connection with the closing of the IPO and Restructuring Transactions, the Cerberus Term Loan was repaid with the proceeds from the Company’s repayment of the Kellwood Note Receivable, as such neither Vince Holding Corp. nor any of its subsidiaries have any obligations thereunder.

Sun Term Loan Agreements

Since fiscal year 2009, Kellwood Company and certain of its domestic subsidiaries, as borrowers, entered into various term loan agreements (“Sun Term Loan Agreements”) with affiliates of Sun Capital, as lenders, and Sun Kellwood Finance, as collateral agent. The Sun Term Loan Agreements were secured by a security interest in substantially all of the assets of the borrowers, which included the assets of Vince, LLC, which security interest was contractually subordinated to the security interests of the lenders under Wells Fargo Facility and the Cerberus Term Loan. The borrowings under the Sun Term Loan Agreements bore interest at a rate per annum of 5.0%-6.0%, paid-in-kind and added to the principal amount of such term loans. On November 27, 2013, in connection with the closing of the IPO and Restructuring Transactions, the obligations under the Sun Term Loan Agreements were discharged through (i) the application of Kellwood Note Receivable proceeds repaid by the Company and (ii) capital contributions by Sun Capital affiliates, as such neither Vince Holding Corp. nor any of its subsidiaries have any obligations thereunder.

12.875% Notes

Interest on the 12.875% Second-Priority Senior Secured Payment-In-Kind Notes due 2014 (the “12.875% Notes”) of Kellwood Company was paid (a) in cash at a rate of 7.875% per annum payable in January and July; and (b) in the form of PIK interest at a rate of 5.0% per annum (“PIK Interest”) payable either by increasing the principal amount of the outstanding 12.875% Notes, or by issuing additional 12.875% Notes with a principal amount equal to the PIK Interest accrued for the interest period. The 12.875% Notes were guaranteed by various of Kellwood Company’s subsidiaries on a secured basis (including the assets of Vince, LLC), which security interest was contractually subordinated to security interests of lenders under the Wells Fargo Facility, the Cerberus Term Loan and the Sun Term Loan Agreements. On November 27, 2013, in connection with the closing of the IPO and Restructuring Transactions, the 12.875% Notes were redeemed with proceeds from the repayment of the Kellwood Note Receivable by the Company, at which time Vince, LLC was released as a guarantor and the obligations under the indenture were satisfied and discharged.

7.625% Notes

Interest on the 7.625% 1997 Debentures due October 15, 2017 of Kellwood Company (the “7.625% Notes”) was payable in April and October. On November 27, 2013, in connection with the closing of the IPO and as an early settlement of the tender offer, Kellwood Company, LLC accepted for purchase (and cancelled) approximately $33.5 million in aggregate principal amount of the 7.625% Notes. On December 12, 2013, as part of the final settlement of the tender offer, Kellwood Company, LLC accepted for purchase (and cancelled) an additional approximately $4.6 million in aggregate principal amount of the 7.625% Notes. After giving effect to these settlements, approximately $48.8 million of the 7.625% Notes remain issued and outstanding; provided, that neither Vince Holding Corp. nor its subsidiaries are a guarantor or obligor of such notes.

Outlook

Currently, our short-term and long-term liquidity needs arise primarily from debt service, amounts payable under our Tax Receivable Agreement, capital expenditures and working capital requirements associated with our growth strategies. Management believes that our current balances of cash and cash equivalents, cash flow from operations and amounts available under the Revolving Credit Facility will be adequate to fund our debt service requirements, obligations under our Tax Receivable Agreement, planned capital expenditures and working capital needs for at least the next twelve months. Our ability to make planned capital expenditures, to fund our debt service requirements and to remain in compliance with our financial covenants, and to fund operations depends on our future operating performance, which in turn, may be impacted by prevailing economic conditions and other financial and business factors, some of which are beyond our control.

Capital expenditures are expected to increase as we continue to invest in the direct-to-consumer store expansion and wholesale shop-in-shop build-out. In fiscal 2015, we project capital expenditures to aggregate $17.0 million to $20.0 million related to our new and remodeled stores, shop-in-shop build-outs, our new Paris showroom, LA design studio and other corporate activities, including capital spending on our information system infrastructure.

Off-Balance Sheet Arrangements

Vince Holding Corp. did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes during the periods presented herein.

Contractual Obligations

The following table summarizes our contractual obligations as of January 31, 2015 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Future payments due by period (1)
(In thousands)	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 Years	Total
Operating lease obligations	$15,593	$35,789	$35,169	$63,516	$150,067
Unrecognized tax benefits (2)
Long-term debt obligations	—	—	88,000	—	88,000
Interest on long-term debt (3)	—	—	—	—	—
Tax Receivable Agreement (4)	22,869	—	—	—	168,932

Total	$38,462	$35,789	$123,169	$63,516	$406,999

(1)	Vince, LLC has entered into the Shared Services Agreement with Kellwood Company, LLC pursuant to which Kellwood provides support services in various operational areas including, among other things, distribution, information technology and back office support (as described in “Certain Relationships and Related Party Transactions—Shared Services Agreement”). We have excluded the amounts due under such agreement from the table herein as we cannot precisely estimate the future payments to be made thereunder and timing thereof. However, we currently expect to pay between $7.0 million to $9.0 million on an annualized basis for services provided by Kellwood under the Shared Services Agreement.
(2)	As of January 31, 2015, we have recorded $4.5 million of unrecognized tax benefits, excluding interest and penalties. We are unable to make reliable estimates of cash flows by period due to the inherent uncertainty surrounding the effective settlement of these positions.

(3)	The Term Loan Facility has interest payable at LIBOR (subject to a 1.00% floor) plus 4.75% or the base rate (subject to a 2% floor) plus 3.75%. The weighted average interest rate on the borrowings under the Revolving Credit Facility as of January 31, 2015 was 2.1%.
(4)	Vince Holding Corp. entered into the Tax Receivable Agreement with the Pre-IPO Stockholders (as described in “Shared Services Agreement” under Note 15 to the Consolidated Financial Statements in this annual report on Form 10-K.) We cannot, however, reliably estimate in which future periods these amounts would become due, other than those amounts expected to be paid within one year. The amount set forth in the “Total” column represents the remaining obligation as of January 31, 2015 under the Tax Receivable Agreement.

Inflation

While inflation may impact our sales, cost of goods sold and expenses, we believe the effects of inflation on our results of operations and financial condition are not significant. While it is difficult to accurately measure the impact of inflation, management believes it has not been significant and cannot provide any assurances that our results of operations and financial condition will not be materially impacted by inflation in the future.

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

Accounts Receivable—Reserves for Allowances

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

Fair Value Assessments of Goodwill and Other Intangible Assets

Goodwill and other indefinite-lived intangible assets are tested for impairment at least annually and in an interim period if a triggering event occurs. We completed our annual impairment testing on our goodwill and indefinite-lived intangible assets during the fourth quarters of fiscal 2014, fiscal 2013 and fiscal 2012.

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

In fiscal 2014, fiscal 2013 and fiscal 2012, we performed a qualitative assessment on the goodwill and determined that it was not more likely than not that the carrying value of the reporting unit was greater than the fair value. As such, we were not required to perform “step two” of the impairment test.

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

In fiscal 2014, fiscal 2013 and fiscal 2012, we elected to perform a qualitative assessment on indefinite-lived intangible assets and determined that it was not more likely than not that the carrying value of the assets exceeded the fair value, as such we were not required to perform “step two” of the impairment test.

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

Our principal market risk relates to interest rate sensitivity, which is the risk that changes in interest rates will reduce our net income or net assets. Our variable rate debt consists of borrowings under the Term Loan Facility and Revolving Credit Facility. Our current interest rate on the Term Loan Facility is based on the Eurodollar rate (subject to a 1.00% floor) plus 4.75%. Our interest rate on the Revolving Credit Facility is based on the Eurodollar rate or the Base Rate (as defined in the Revolving Credit Facility) with applicable margins subject to a pricing grid based on excess availability. As of January 31, 2015, a one percentage point increase in the interest rate on our variable rate debt would result in additional interest expense of approximately $0.9 million for the $88.0 million borrowings outstanding under the Term Loan Facility and Revolving Credit Facility as of such date, calculated on an annual basis.

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

Disclosure Controls and Procedures

Attached as exhibits to this Annual Report on Form 10-K are certifications of our Chief Executive Officer and Chief Financial Officer. Rule 13a-14 of the Exchange Act requires that we include these certifications with this report. This Controls and Procedures section includes information concerning the disclosure controls and procedures referred to in the certifications. You should read this section in conjunction with the certifications.

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of January 31, 2015.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of January 31, 2015. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on this assessment, management has concluded that, as of January 31, 2015, our internal control over financial reporting was effective, at a reasonable assurance level.

Because we are an emerging growth company under the JOBS Act, this Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is incorporated herein by reference from the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2015 annual meeting of stockholders.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item is incorporated herein by reference from the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2015 annual meeting of stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS.

The information required by this Item is incorporated herein by reference from the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2015 annual meeting of stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated herein by reference from the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2015 annual meeting of stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item is incorporated herein by reference from the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2015 annual meeting of stockholders.

Part IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	Financial Statements and Financial statement Schedules. See “Index to the Audited Consolidated Financial Statements” which is located on F-1 of this annual report on Form 10-K.

(b)	Exhibits. See the exhibit index which is included herein.

Exhibit Listing:

Exhibit Number	Exhibit Description

3.1	Amended & Restated Certificate of Incorporation of Vince Holding Corp. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities Exchange Commission on November 27, 2013)

3.2	Amended & Restated Bylaws of Vince Holding Corp. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities Exchange Commission on November 27, 2013)

4.1	Form of Stock certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-191336) filed with the Securities Exchange Commission on November 12, 2013)

4.2	Registration Agreement, dated as of February 20, 2008, among Apparel Holding Corp., Sun Cardinal, LLC, SCSF Cardinal, LLC and the Other Investors party thereto (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-191336) filed with the Securities Exchange Commission on September 24, 2013)

10.1	Shared Services Agreement, dated as of November 27, 2013, between Vince, LLC and Kellwood Company, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities Exchange Commission on November 27, 2013)

10.2	Tax Receivable Agreement, dated as of November 27, 2013, between Vince Intermediate Holding, LLC, the Stockholders, and Sun Cardinal, LLC as Stockholder Representative (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities Exchange Commission on November 27, 2013)

10.3	Consulting Agreement, dated as of November 27, 2013, between Vince Holding Corp. and Sun Capital Partners Management V, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities Exchange Commission on November 27, 2013)

10.4	Credit Agreement, dated as of November 27, 2013, by and among Vince, LLC, Vince Intermediate Holding, LLC, Bank of America, N.A., as Administrative Agent, J.P. Morgan Securities LLC, as Syndication Agent, Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, as Joint Lead Arrangers and Joint Bookrunners, and Cantor Fitzgerald Securities, as Documentation Agent (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Securities Exchange Commission on November 27, 2013)

10.5	Credit Agreement, dated as of November 27, 2013, by and among Vince, LLC, the guarantors party thereto, Bank of America, N.A., as Agent, the other lenders party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Sole Lead Arranger and Sole Book Runner ( incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities Exchange Commission on November 27, 2013 )

Exhibit Number	Exhibit Description

10.6†	Employment Agreement, dated as of May 4, 2012, between Jill Granoff and Kellwood Company (incorporated by reference to Exhibit 10.48 to the Company’s Registration Statement on Form S-1 (File No. 333-191336) filed with the Securities Exchange Commission on September 24, 2013)

10.7†	Amendment to Employment Agreement, dated as of December 30, 2012, between Jill Granoff and Kellwood Company (incorporated by reference to Exhibit 10.49 to the Company’s Registration Statement on Form S-1 (File No. 333-191336) filed with the Securities Exchange Commission on September 24, 2013)

10.8†	Amendment No. 2 to Employment Agreement, dated as of September 24, 2013, between Jill Granoff and Kellwood Company (incorporated by reference to Exhibit 10.50 to the Company’s Registration Statement on Form S-1 (File No. 333-191336) filed with the Securities Exchange Commission on September 24, 2013)

10.9†	Debt Recovery Bonus Side Letter Agreement, dated June 11, 2013, between Jill Granoff and Kellwood Company (incorporated by reference to Exhibit 10.51 to the Company’s Registration Statement on Form S-1 (File No. 333-191336) filed with the Securities Exchange Commission on September 24, 2013)

10.10†	Employment Agreement, dated March 2013, between Karin Gregersen and Vince, LLC (incorporated by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K filed on April 4, 2014)

10.11†	Employment Agreement, dated April 5 2013, between Michele Sizemore and Vince, LLC (incorporated by reference to Exhibit 10.52 to the Company’s Annual Report on Form 10-K filed on April 4, 2014)

10.12†	Employment Agreement, dated September 25, 2013, between Jay Dubiner and Vince, LLC (incorporated by reference to Exhibit 10.53 to the Company’s Annual Report on Form 10-K filed on April 4, 2014)

10.13†	Employment Agreement, dated November 21, 2014, between Melissa Wallace and Vince Holding Corp.

10.14†	Assignment and Assumption Agreement, dated as of November 27, 2013, by and among Kellwood Company, LLC, Apparel Holding Corp. and Jill Granoff (incorporated by reference to Exhibit 10.55 to the Company’s Annual Report on Form 10-K filed on April 4, 2014)

10.15†	Employment Offer Letter, dated as of November 2, 2012, between Lisa Klinger and Kellwood Company (incorporated by reference to Exhibit 10.52 to the Company’s Registration Statement on Form S-1 (File No. 333-191336) filed with the Securities Exchange Commission on September 24, 2013)

10.16†	Assignment and Assumption Agreement, dated as of November 27, 2013, by and between Kellwood Company, LLC and Apparel Holding Corp. (incorporated by reference to Exhibit 10.57 to the Company’s Annual Report on Form 10-K filed on April 4, 2014)

10.17†	2010 Stock Option Plan of Kellwood Company (incorporated by reference to Exhibit 10.56 to the Company’s Registration Statement on Form S-1 (File No. 333-191336) filed with the Securities Exchange Commission on September 24, 2013)

10.18†	Form of 2010 Stock Option Plan grant agreement for executive officers (incorporated by reference to Exhibit 10.57 to the Company’s Registration Statement on Form S-1 (File No. 333-191336) filed with the Securities Exchange Commission on September 24, 2013)

Exhibit Number	Exhibit Description

10.19†	2010 Stock Plan of Kellwood Company Grant Agreement, dated as of May 4, 2012, by and between Kellwood Company and Jill Granoff (incorporated by reference to Exhibit 10.43 to the Company’s Registration Statement on Form S-1 (File No. 333-191336) filed with the Securities Exchange Commission on September 24, 2013)

10.20†	Amendment to Grant Agreement, between Kellwood Company and Jill Granoff (incorporated by reference to Exhibit 10.59 to the Company’s Registration Statement on Form S-1 (File No. 333-191336) filed with the Securities Exchange Commission on September 24, 2013)

10.21†	First Amendment to Grant Agreement, dated December 30, 2012, between Kellwood Company and Jill Granoff ( incorporated by reference to Exhibit 10.60 to the Company’s Registration Statement on Form S-1 (File No. 333-191336) filed with the Securities Exchange Commission on September 24, 2013 )

10.22†	Second Amendment to Grant Agreement, dated November 26, 2013, between Kellwood Company and Jill Granoff (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed with the Securities Exchange Commission on November 27, 2013)

10.23†	2010 Stock Plan of Kellwood Company Grant Agreement, dated as of December 10, 2012, by and between Kellwood Company and Lisa Klinger (incorporated by reference to Exhibit 10.61 to the Company’s Registration Statement on Form S-1 (File No. 333-191336) filed with the Securities Exchange Commission on September 24, 2013)

10.24†	First Amendment to Grant Agreement, dated November 26, 2013, between Kellwood Company and Lisa Klinger (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed with the Securities Exchange Commission on November 27, 2013)

10.25†	Form of Indemnification Agreement (for directors and officers affiliated with Sun Capital Partners) (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on November 27, 2013)

10.26†	Form of Indemnification Agreement (for directors and officers not affiliated with Sun Capital Partners) (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on November 27, 2013)

10.27†	Vince Holding Corp. 2013 Incentive Plan (incorporated by reference to Exhibit 10.66 to the Company’s Registration Statement on Form S-1 (File No. (333-191336) filed with the Securities Exchange Commission on November 12, 2013)

10.28†	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K filed on November 27, 2013)

10.29†	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K filed on November 27, 2013)

10.30†	Form of Vince Holding Corp. 2013 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.67 to the Company’s Registration Statement on Form S-1 (File No. (333-191336) filed with the Securities Exchange Commission on November 12, 2013)

21.1	List of subsidiaries of Vince Holding Corp. (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed on April 4, 2014)

23.1	Consent of PricewaterhouseCoopers LLP

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Exhibit Description

32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial Statements in XBRL Format

†	Indicates exhibits that constitute management contracts or compensatory plans or arrangements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VINCE HOLDING CORP.

By:	/s/ Jill Granoff
Name:	Jill Granoff
Title:	Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates listed.

Signature	Title	Date

/s/ Jill Granoff Jill Granoff	Chairman and Chief Executive Officer (principal executive officer)	March 27, 2015

/s/ Lisa Klinger Lisa Klinger	Chief Financial Officer and Treasurer (principal financial and accounting officer)	March 27, 2015

/s/ Jonathan H. Borell Jonathan H. Borell	Director	March 27, 2015

/s/ Robert A. Bowman Robert A. Bowman	Director	March 27, 2015

/s/ Mark E. Brody Mark E. Brody	Director	March 27, 2015

/s/ Jerome Griffith Jerome Griffith	Director	March 27, 2015

/s/ Marc J. Leder Marc J. Leder	Director	March 27, 2015

/s/ Steven M. Liff Steven M. Liff	Director	March 27, 2015

/s/ Eugenia Ulasewicz Eugenia Ulasewicz	Director	March 27, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Vince Holding Corp.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Vince Holding Corp. and its subsidiaries at January 31, 2015 and February 1, 2014, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
New York, New York
March 27, 2015

VINCE HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	January 31, 2015	February 1, 2014
Assets
Current assets:
Cash and cash equivalents	$112	$21,484
Trade receivables, net	33,797	40,198
Inventories, net	37,419	33,956
Prepaid expenses and other current assets	9,812	8,093

Total current assets	81,140	103,731
Property, plant and equipment:
Building and improvements	27,645	15,355
Machinery and equipment	5,384	2,439
Capitalized software	1,341	630
Construction in process	3,369	1,200

Total property, plant and equipment	37,739	19,624
Less: accumulated depreciation and amortization	(9,390)	(6,009)

Property, plant and equipment, net	28,349	13,615
Intangible assets, net	109,644	110,243
Goodwill	63,746	63,746
Deferred income taxes and other assets	99,319	123,007

Total assets	$382,198	$414,342

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$29,118	$23,847
Accrued salaries and employee benefits	7,380	5,425
Other accrued expenses	27,992	9,061

Total current liabilities	64,490	38,333
Long-term debt	88,000	170,000
Deferred rent	11,676	3,443
Other liabilities	146,063	169,015

Commitments and contingencies (Note 13)

Stockholders’ equity:
Common stock at $0.01 par value (100,000,000 shares authorized, 36,748,245 and 36,723,727 shares issued and outstanding at January 31, 2015 and February 1, 2014, respectively)	367	367
Additional paid-in capital	1,011,244	1,008,549
Accumulated deficit	(939,577)	(975,300)
Accumulated other comprehensive loss	(65)	(65)

Total stockholders’ equity	71,969	33,551

Total liabilities and stockholders’ equity	$382,198	$414,342

See accompanying notes to Consolidated Financial Statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data and share amounts)

	Fiscal Year
	2014	2013	2012
Net sales	$340,396	$288,170	$240,352
Cost of products sold	173,567	155,154	132,156

Gross profit	166,829	133,016	108,196
Selling, general and administrative expenses	96,579	83,663	67,260

Income from operations	70,250	49,353	40,936
Interest expense, net	9,698	18,011	68,684
Other expense, net	835	679	769

Income (loss) before income taxes	59,717	30,663	(28,517)
Provision for income taxes	23,994	7,268	1,178

Net income (loss) from continuing operations	35,723	23,395	(29,695)
Net loss from discontinued operations, net of tax	—	(50,815)	(78,014)

Net income (loss)	$35,723	$(27,420)	$(107,709)

Basic earnings (loss) per share:
Basic earnings (loss) per share from continuing operations	$0.97	$0.83	$(1.13)
Basic loss per share from discontinued operations	—	(1.81)	(2.98)

Basic earnings (loss) per share	$0.97	$(0.98)	$(4.11)

Diluted earnings (loss) per share:
Diluted earnings (loss) per share from continuing operations	$0.93	$0.83	$(1.13)
Diluted loss per share from discontinued operations	—	(1.81)	(2.98)

Diluted earnings (loss) per share	$0.93	$(0.98)	$(4.11)

Weighted average shares outstanding:
Basic	36,730,490	28,119,794	26,211,130
Diluted	38,244,906	28,272,925	26,211,130

See accompanying notes to Consolidated Financial Statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Fiscal Year
	2014	2013	2012
Net income (loss)	$35,723	$(27,420)	$(107,709)
Foreign currency translation adjustment	—	1	(3)

Comprehensive income (loss)	$35,723	$(27,419)	$(107,712)

See accompanying notes to Consolidated Financial Statements

VINCE HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

	Common Stock
	Number of Shares Outstanding	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
Balance as of January 28, 2012	26,211,130	$262	$96,951	$(840,171)	$(63)	$(743,021)
Comprehensive loss:
Net loss	—	—	—	(107,709)	—	(107,709)
Foreign currency translation adjustment	—	—	—	—	(3)	(3)
Share-based compensation expense	—	—	367	—	—	367
Capital contribution from stockholders	—	—	289,101	—	—	289,101

Balance as of February 2, 2013	26,211,130	262	386,419	(947,880)	(66)	(561,265)
Comprehensive loss:
Net loss	—	—	—	(27,420)	—	(27,420)
Foreign currency translation adjustment	—	—	—	—	1	1
Common stock issuance, net of certain costs	10,000,000	100	185,900	—	—	186,000
Share-based compensation expense	—	—	898	—	—	898
Exercise of stock options	512,597	5	37	—	—	42
Capital contribution from stockholders	—	—	407,527	—	—	407,527
Recognition of certain deferred tax assets, net	—	—	127,833	—	—	127,833
Recognition of tax receivable agreement obligation	—	—	(173,146)	—	—	(173,146)
Separation of non-Vince businesses and settlement of Kellwood Note Receivable	—	—	73,081	—	—	73,081

Balance as of February 1, 2014	36,723,727	367	1,008,549	(975,300)	(65)	33,551
Comprehensive income:
Net income	—	—	—	35,723	—	35,723
Share-based compensation expense	—	—	1,896	—	—	1,896
Exercise of stock options	22,018	—	175	—	—	175
Restricted stock unit vesting	2,500	—	—	—	—	—
Tax receivable agreement obligation adjustment	—	—	624	—	—	624

Balance as of January 31, 2015	36,748,245	$367	$1,011,244	$(939,577)	$(65)	$71,969

See accompanying notes to Consolidated Financial Statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year
	2014	2013	2012
Operating activities
Net income (loss)	$35,723	$(27,420)	$(107,709)
Less: Net loss from discontinued operations	—	(50,815)	(78,014)
Add (deduct) items not affecting operating cash flows:
Depreciation	4,668	2,186	1,411
Amortization of intangible assets	599	599	598
Amortization of deferred financing costs	1,532	178	—
Amortization of deferred rent	3,045	465	426
Deferred income taxes	23,248	7,225	1,147
Share-based compensation expense	1,896	347	—
Capitalized PIK Interest	—	15,883	68,684
Loss on disposal of property, plant and equipment	—	262	—
Changes in assets and liabilities:
Receivable, net	6,401	(6,265)	(7,459)
Inventories, net	(3,463)	(15,069)	(8,360)
Prepaid expenses and other current assets	2,809	1,681	(2,455)
Accounts payable and accrued expenses	3,066	3,235	17,208
Other assets and liabilities	742	(156)	(131)

Net cash provided by operating activities—continuing operations	80,266	33,966	41,374
Net cash used in operating activities—discontinued operations	—	(54,667)	(67,408)

Net cash provided by/(used in) operating activities	80,266	(20,701)	(26,034)

Investing activities
Payments for capital expenditures	(19,699)	(10,073)	(1,821)
Payments for contingent purchase price	—	—	(806)

Net cash used in investing activities—continuing operations	(19,699)	(10,073)	(2,627)
Net cash (used in)/provided by investing activities—discontinued operations	—	(5,936)	20,088

Net cash (used in)/provided by investing activities	(19,699)	(16,009)	17,461

Financing activities
Proceeds from borrowings under the Revolving Credit Facility	50,500	—	—
Payments for Revolving Credit Facility	(27,500)	—	—
Proceeds from borrowings under the Term Loan Facility	—	175,000	—
Payments for Term Loan Facility	(105,000)	(5,000)	—
Payment for Kellwood Note Receivable	—	(341,500)	—
Fees paid for Term Loan Facility and Revolving Credit Facility	(114)	(5,146)	—
Proceeds from common stock issuance, net of certain transaction costs	—	186,000	—
Stock option exercise	175	42	—

Net cash (used in)/provided by financing activities—continuing operations	(81,939)	9,396	—
Net cash provided by financing activities—discontinued operations	—	46,917	8,615

Net cash (used in)/provided by financing activities	(81,939)	56,313	8,615

(Decrease) increase in cash and cash equivalents	(21,372)	19,603	42
Cash and cash equivalents, beginning of period	21,484	1,881	1,839

Cash and cash equivalents, end of period	112	21,484	1,881
Less: Cash and cash equivalents of discontinued operations, end of period	—	—	(1,564)

Cash and cash equivalents of continuing operations, end of period	$112	$21,484	$317

See accompanying notes to Consolidated Financial Statements

VINCE HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year
	2014	2013	2012
Supplemental Disclosures of Cash Flow Information, continuing operations
Cash payments on TRA obligation	$3,199	$—	$—
Cash payments for interest	8,737	1,018	—
Cash payments for income taxes, net of refunds	88	31	18
Supplemental Disclosures of Cash Flow Information, discontinued operations
Cash payments for interest	—	20,644	30,454
Cash payments for income taxes, net of refunds	—	566	882
Supplemental Disclosures of Non-Cash Investing and Financing Activities
Capital expenditures in accounts payable	452	222	160
Forgiveness of principal and capitalized and accrued interest on related-party debt	—	(407,527)	(289,101)
Capital contribution from stockholder	—	407,527	289,101
Supplemental Disclosures of Non-Cash Investing and Financing Activities, discontinued operations
Accrued adjustment to sale proceeds from disposed business	—	—	221

See accompanying notes to Consolidated Financial Statements

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

The historical financial information presented herein as of January 31, 2015 includes only the Vince businesses and all historical financial information prior to November 27, 2013 includes the Vince business as continuing operations and the non-Vince businesses as a component of discontinued operations.

(A) Description of Business: Vince is a leading contemporary fashion brand best known for modern effortless style and everyday luxury essentials. Established in 2002, the brand now offers a wide range of women’s, men’s and children’s apparel, women’s and men’s footwear, and handbags. We reach our customers through a variety of channels, specifically through premier wholesale department stores and specialty stores in the United States (“U.S.”) and select international markets, as well as through our branded retail locations and our website. We design our products in the U.S. and source the vast majority of our products from contract manufacturers outside the U.S., primarily in Asia and South America. Products are manufactured to meet our product specifications and labor standards.

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

Certain reclassifications have been made to the prior periods’ financial information in order to conform to the current period’s presentation. The reclassification had no impact on previously reported net income or stockholders’ equity.

(C) Fiscal Year: VHC operates on a fiscal calendar widely used by the retail industry that results in a given fiscal year consisting of a 52 or 53-week period ending on the Saturday closest to January 31 of the following year.

•	References to “fiscal year 2014” or “fiscal 2014” refer to the fiscal year ended January 31, 2015;

•	References to “fiscal year 2013” or “fiscal 2013” refer to the fiscal year ended February 1, 2014;

•	References to “fiscal year 2012” or “fiscal 2012” refer to the fiscal year ended February 2, 2013.

Fiscal years 2014 and 2013 consisted of a 52-week period and fiscal year 2012 consisted of a 53-week period.

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

(E) Cash and cash equivalents: All demand deposits and highly liquid short-term deposits with original maturities of three months or less maintained under cash management activities are considered cash equivalents. The effect of foreign currency exchange rate fluctuations on cash and cash equivalents was not significant for fiscal 2014, fiscal 2013, or fiscal 2012.

(F) Accounts Receivable and Concentration of Credit Risk: We maintain an allowance for accounts receivable estimated to be uncollectible. The activity in this allowance for continuing operations is summarized as follows (in thousands).

	2014	2013	2012
Balance, beginning of year	$353	$279	$450
Provisions for bad debt expense	168	249	314
Bad debts written off	(142)	(175)	(485)

Balance, end of year	$379	$353	$279

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

In fiscal 2014, sales to three wholesale partners each accounted for more than ten percent of our net sales from continuing operations. These sales represented 23.2%, 13.2% and 12.3% of fiscal 2014 net sales. In fiscal 2013, sales to three wholesale partners each accounted for more than ten percent of our net sales from continuing operations. These sales represented 19.8%, 12.8% and 12.8% of fiscal 2013 net sales. In fiscal 2012, sales to three wholesale partners each accounted for more than ten percent of our net sales from continuing operations. These sales represented 21.4%, 15.5% and 14.3% of fiscal 2012 net sales.

In fiscal 2014 accounts receivable from four wholesale partners each accounted for more than ten percent of our gross accounts receivable in continuing operations. These receivables represented 24.5%, 13.8%, 12.7% and 11.4% of fiscal 2014 gross accounts receivable. In fiscal 2013, accounts receivable from three wholesale partners each accounted for more than ten percent of our gross accounts receivable in continuing operations. These receivables represented 25.7%, 24.8% and 13.4% of fiscal 2013 gross accounts receivable.

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

Inventories of continuing operations consist of the following (in thousands).

	January 31, 2015	February 1, 2014
Finished goods	$37,395	$32,946
Work in process	—	98
Raw materials	24	912

Total inventories, net	37,419	33,956

Net of reserves of:	$6,471	$3,929

(H) Property, Plant and Equipment: Property, plant and equipment are stated at cost. Depreciation is computed on the straight-line method over estimated useful lives of 3 to 10 years for furniture, fixtures, and computer equipment. Leasehold improvements are amortized on the straight-line basis over the shorter of their estimated useful lives or the remaining lease term, excluding renewal terms. Capitalized software is amortized on the straight-line basis over the estimated economic useful life of the software, generally three to five years. Depreciation expense related to continuing operations was $4,668, $2,186 and $1,411 for fiscal 2014, 2013 and 2012, respectively.

(I) Impairment of Long-lived Assets: We review long-lived assets with a finite life for existence of facts and circumstances which indicate that the useful life is shorter than previously estimated or the carrying amount may not be recoverable from future operations based on undiscounted expected future cash flows. Impairment losses are then recognized in operating results to the extent discounted expected future cash flows are less than the carrying value of the asset. There were no impairment charges for continuing operations related to long-lived assets recorded in fiscal 2014, fiscal 2013 or fiscal 2012.

(J) Goodwill and Other Intangible Assets: Goodwill and other indefinite-lived intangible assets are tested for impairment at least annually and in an interim period if a triggering event occurs. We completed our annual impairment testing on our goodwill and indefinite-lived intangible assets during the fourth quarters of fiscal 2014, fiscal 2013 and fiscal 2012. Goodwill is not allocated to our operating segments in the measure of segment assets regularly reported to and used by management, however goodwill is allocated to operating segments (goodwill reporting units) for the sole purpose of the annual impairment test for goodwill.

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

In fiscal 2014, 2013 and fiscal 2012, we performed a qualitative assessment on the goodwill and determined that it was not more likely than not that the carrying value of the reporting unit was greater than the fair value. As such, we were not required to perform “step two” of the impairment test.

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

In fiscal 2014, 2013 and fiscal 2012, we elected to perform a qualitative assessment on indefinite-lived intangible assets and determined that it was not more likely than not that the carrying value of the assets exceeded the fair value, as such we were not required to perform “step two” of the impairment test.

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

(M) Revenue Recognition: Sales are recognized when goods are shipped in accordance with customer orders for our wholesale business and e-commerce businesses, and at the time of sale to the consumer for our retail business. The estimated amounts of sales discounts, returns and allowances are accounted for as reductions of sales when the associated sale occurs. These estimated amounts are adjusted periodically based on changes in facts and circumstances when the changes become known to us. Accrued discounts, returns and allowances are included as an offset to accounts receivable in the Consolidated Balance Sheets for our wholesale business. The activity in the accrued discounts, returns and allowances account for continuing operations is summarized as follows (in thousands).

	2014	2013	2012
Balance, beginning of year	$9,265	$7,179	$4,347
Provision	54,467	39,171	29,400
Utilization	(47,634)	(37,085)	(26,568)

Balance, end of year	$16,098	$9,265	$7,179

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

(N) Cost of Products Sold: Our cost of products sold and gross margins may not necessarily be comparable to that of other entities as a result of different practices in categorizing costs. The primary components of our cost of products sold are as follows:

•	the cost of purchased merchandise, including raw materials;

•	the cost of inbound transportation, including freight;

•	the cost of our production and sourcing departments;

•	other processing costs associated with acquiring and preparing the inventory for sale as charged by Kellwood Company, LLC as part of the Shared Services Agreement; and

•	shrink and valuation reserves.

(O) Marketing and Advertising: We provide cooperative advertising allowances to certain of our customers. These allowances are accounted for as reductions in sales as discussed in “Revenue Recognition” above. Production expense related to company-directed advertising is deferred until the first time at which the advertisement runs. Communication expense related to company-directed advertising is expensed as incurred.

Marketing and advertising expense recorded in selling, general and administrative expenses for continuing operations was $7,427, $4,858, and $2,591 in fiscal 2014, 2013 and 2012, respectively. At January 31, 2015 and February 1, 2014, deferred production expenses associated with company-directed advertising were $643 and $305, respectively.

(P) Income Taxes: We account for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities at enacted rates. We determine the appropriateness of valuation allowances in accordance with the “more likely than not” recognition criteria. We recognize tax positions in the Consolidated Balance Sheets as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with tax authorities assuming full knowledge of the position and all relevant facts. Accrued interest and penalties related to unrecognized tax benefits are included in income taxes in the Consolidated Statements of Operations.

(Q) Earnings Per Share: Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares outstanding during the period. Diluted net income (loss) per share is calculated similarly, but includes potential dilution from the exercise of stock options for which future service is required as a condition to deliver the underlying stock.

(R) Recent Accounting Pronouncements

In January 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-01, Income Statement-Extraordinary and Unusual Items—Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. ASU 2015-01 eliminates from GAAP the concept of extraordinary items. ASU 2015-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. The standard primarily involves presentation and disclosure and, therefore, is not expected to have a material impact on our financial position and results of operations.

Note 2. The IPO and Restructuring Transactions

Initial Public Offering

On November 27, 2013, VHC completed an initial public offering (“IPO”) of 10,000,000 shares of VHC common stock at a public offering price of $20.00 per share. The selling stockholders in the offering sold an additional 1,500,000 shares of VHC common stock to the underwriters in the IPO. Shares of the Company’s common stock are listed on the New York Stock Exchange under the ticker symbol “VNCE”. VHC received net proceeds of $177,000, after deducting underwriting discounts, commissions and offering expenses from its sale of shares in the IPO. The Company retained approximately $5,000 of such proceeds for general corporate purposes and used the remaining net proceeds, together with net borrowings under the Term Loan Facility (described under Note 7 “Long-Term Debt) to repay a promissory note (“the Kellwood Note Receivable”) issued to Kellwood Company, LLC in connection with the Restructuring Transactions (described below) which occurred immediately prior to the consummation of the IPO. Proceeds from the repayment of the Kellwood Note Receivable were used to repay or discharge certain existing debt of Kellwood Company.

In connection with the IPO and the Restructuring Transactions described below, we separated the Vince and non-Vince businesses on November 27, 2013. Any and all debt obligations outstanding at the time of the transactions either remain with Kellwood Intermediate Holding, LLC and its subsidiaries (i.e. the non-Vince businesses) and/or were discharged, repurchased or refinanced. See information below for a summary of the Company’s Revolving Credit Facility and Term Loan Facility.

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

Restructuring Transactions

The following transactions were consummated as part of the Restructuring Transactions:

•	Affiliates of Sun Capital contributed certain indebtedness under the Sun Term Loan Agreements as a capital contribution to Vince Holding Corp. (the “Additional Sun Capital Contribution”);

•	Vince Holding Corp. contributed such indebtedness to Kellwood Company as a capital contribution, at which time such indebtedness was cancelled;

•	Vince Intermediate Holding, LLC was formed and became a direct subsidiary of Vince Holding Corp.;

•	Kellwood Company, LLC (which was converted from Kellwood Company in connection with the Restructuring Transactions) was contributed to Vince Intermediate Holding, LLC;

•	Vince Holding Corp. and Vince Intermediate Holding, LLC entered into the Transfer Agreement with Kellwood Company, LLC;

•	Kellwood Company, LLC distributed 100% of Vince, LLC’s membership interests to Vince Intermediate Holding, LLC, who issued the Kellwood Note Receivable to Kellwood Company, LLC. Proceeds from the repayment of the Kellwood Note Receivable were used to, among other things, repay, discharge or repurchase indebtedness of Kellwood Company, LLC;

•	Kellwood Holding, LLC was formed by Vince Intermediate Holding, LLC and Vince Intermediate Holding, LLC, through a series of steps, contributed 100% of the membership interests of Kellwood Company, LLC to Kellwood Intermediate Holding, LLC (which was formed as a wholly-owned subsidiary of Kellwood Holding, LLC);

•	100% of the membership interests of Kellwood Holding, LLC were distributed to the Pre-IPO Stockholders;

•	Revolving Credit Facility—Vince, LLC entered into a new senior secured revolving credit facility. Bank of America, N.A. (“BofA”) serves as administrative agent under this new facility. This revolving credit facility provides for a revolving line of credit of up to $50,000;

•	Term Loan Facility—Vince, LLC and Vince Intermediate Holding, LLC entered into a new $175,000 senior secured term loan credit facility with the lenders party thereto, BofA, as administrative agent, J.P. Morgan Chase Bank and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers;

•	Shared Services Agreement—Vince, LLC entered into the Shared Services Agreement with Kellwood Company, LLC pursuant to which Kellwood Company, LLC provides support services to Vince, LLC in various operational areas including, among other things, distribution, logistics, information technology, accounts payable, credit and collections, and payroll and benefits;

•	Tax Receivable Agreement—The Company entered into the Tax Receivable Agreement with its stockholders immediately prior to the consummation of the Restructuring Transactions (the “Pre-IPO Stockholders”). The Tax Receivable Agreement provides for payments to the Pre-IPO Stockholders in an amount equal to 85% of the aggregate reduction in taxes payable realized by the Company and its subsidiaries from the utilization of certain tax benefits (including net operating losses and tax credits generated prior to the IPO and certain section 197 intangible deductions); and

•	The conversion of all of our issued and outstanding non-voting common stock into common stock on a one-for-one basis and the subsequent stock split of our common stock on a 28.5177 for one basis, at which time Apparel Holding Corp. became Vince Holding Corp.

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

In addition, Kellwood Company, LLC refinanced the Wells Fargo Facility (as defined below), to among other things, remove Vince, LLC as an obligor thereunder.

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

Note 3. Discontinued Operations

On November 27, 2013, in connection with the IPO and Restructuring Transactions, we separated the Vince and non-Vince businesses whereby the non-Vince business is now owned by Kellwood Holding, LLC, of which 100% of the membership interests are owned by the Pre-IPO Stockholders. In connection with the Restructuring Transactions, the Company issued the Kellwood Note Receivable to Kellwood Company, LLC, in the amount of $341,500, which was immediately repaid with proceeds from the IPO and borrowings under the new term loan facility. There was no remaining balance on the Kellwood Note Receivable after such repayment. Proceeds from the repayment of the Kellwood Note Receivable were used by Kellwood to (i) repay, discharge or repurchase indebtedness of Kellwood Company, LLC (including approximately $9,100 of accrued and unpaid interest on such indebtedness), and (ii) pay (A) the restructuring fee payable to Sun Capital Management and (B) the debt recovery bonus payable to our Chief Executive Officer.

As the Company and Kellwood Holding, LLC are under the common control of affiliates of Sun Capital, this separation transaction resulted in a $73,081 adjustment to additional paid in capital on our Consolidated Balance Sheet at February 1, 2014.

As a result of the separation with the non-Vince businesses, the financial results of the non-Vince businesses, through the separation date of November 27, 2013, are now included in results from discontinued operations. The non-Vince businesses continue to operate as a stand-alone company. Due to differences in the basis of presentation for discontinued operations and the basis of presentation as a stand-alone company, the financial results of the non-Vince businesses included within discontinued operations of the Company may not be indicative of actual financial results of the non-Vince businesses as a stand-alone company.

On November 27, 2013, we entered into a Shared Services agreement with Kellwood pursuant to which Kellwood provides support services in various operational areas as further discussed in Note 15. Other than the payments for services provided under this agreement, we do not expect any future cash flows related to the non-Vince business.

The results of the non-Vince businesses included in discontinued operations (through the separation of the non-Vince businesses on November 27, 2013) for the fiscal years ended February 1, 2014 and February 2, 2013 are summarized in the following table (in thousands).

	Fiscal Year
	2013	2012
Net sales	$400,848	$514,806
Cost of products sold	313,620	409,763

Gross profit	87,228	105,043
Selling, general and administrative expenses	98,016	132,871
Restructuring, environmental and other charges	1,628	5,732
Impairment of long-lived assets	1,399	6,497
Change in fair value of contingent consideration	1,473	(7,162)
Interest expense, net	46,677	55,316
Other expense, net	498	(9,776)

Loss before income taxes	(62,463)	(78,435)
Income taxes	(11,648)	(421)

Net loss from discontinued operations, net of taxes	$(50,815)	$(78,014)

Effective tax rate	18.6%	0.5%

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

The fiscal 2012 effective tax rate for discontinued operations differ from the U.S. statutory rate of 35% primarily due to a full valuation allowance on current year deferred tax assets offset in part by state taxes.

At February 1, 2014, there are no remaining assets or liabilities of the non-Vince businesses reflected in the consolidated balance sheet.

Financing arrangements of the non-Vince business

Short-term borrowings represent borrowings under the Wells Fargo Facility (as defined herein), as amended. On October 19, 2011 Kellwood Company and certain of its domestic subsidiaries, as borrowers, entered into a credit agreement with Wells Fargo Bank, National Association, as agent, and lenders from time to time (the “Wells Fargo Facility”). The Wells Fargo Facility provided a non-amortizing senior revolving credit facility with aggregate lending commitments of $160,000, of which $5,000 was permanently extinguished during fiscal 2012. The amount which the borrowers could borrow was determined on the basis of a borrowing base formula, and borrowings were secured by a first-priority security interest in substantially all of the assets of the borrowers, including the assets of Vince, LLC. Borrowings bore interest at a rate per annum equal to an applicable margin (generally 1.25%-1.75% per annum at the borrowers’ election, LIBOR or a Base Rate (as defined in the Wells Fargo Facility)). On November 27, 2013, in connection with the consummation of the IPO and Restructuring Transactions, the Wells Fargo Facility was amended and restated in accordance with its terms. After such amendment and restatement, neither VHC nor any of its subsidiaries have any obligations thereunder.

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

Sun Term Loan Agreements

Since fiscal year 2009, Kellwood Company and certain of its domestic subsidiaries, as borrowers (the “Sun Term Loan Borrowers”), entered into various term loan agreements (“Sun Term Loan Agreements”) with affiliates of Sun Capital, as lenders, and Sun Kellwood Finance, as collateral agent. The Sun Term Loan Agreements were secured by a security interest in substantially all of the assets of the Sun Term Loan Borrowers, which included the assets of Vince, LLC, which security interest was contractually subordinated to the security interests of the lenders under the Wells Fargo Facility and the Cerberus Term Loan. These term loans bore interest at a rate per annum of 5.0%-6.0% paid-in-kind and added to the principal amounts of such term loans. On November 27, 2013, in connection with the closing of the IPO and Restructuring Transactions, the Sun Term Loan Agreements were discharged through (i) the application of the Kellwood Note Receivable proceeds and (ii) capital contributions by Sun Capital affiliates, as such neither VHC nor any of its subsidiaries have any obligations thereunder.

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

7.625% Notes

Interest on the 7.625% 1997 Debentures due October 15, 2017 of Kellwood Company (the “7.625% Notes”) was payable in cash at a rate of 7.625% per annum in April and October. On November 27, 2013, in connection with the closing of the IPO and as an early settlement of the tender offer, Kellwood Company, LLC accepted for purchase (and cancelled) approximately $33,474 in aggregate principal amount of the 7.625% Notes. On December 12, 2013, as part of the final settlement of the tender offer, Kellwood Company, LLC accepted for purchase (and cancelled) an additional $4,670 in aggregate principal amount of the 7.625% Notes. After giving effect to these settlements, approximately $48,809 of the 7.625% Notes remain issued and outstanding; provided, that neither VHC nor its subsidiaries are a guarantor or obligor of such notes.

Note 4. Goodwill and Intangible Assets

Goodwill balances and changes therein subsequent to the February 2, 2013 Consolidated Balance Sheet are as follows (in thousands).

	Gross Goodwill	Accumulated Impairment	Net Goodwill
Balance as of February 2, 2013	$110,688	$(46,942)	$63,746

Balance as of February 1, 2014	$110,688	$(46,942)	$63,746

Balance as of January 31, 2015	$110,688	$(46,942)	$63,746

Identifiable intangible assets summary (in thousands):

	Gross Amount	Accumulated Amortization	Net Book Value
Balance as of February 1, 2014:
Amortizable intangible assets:
Customer relationships	$11,970	$(3,577)	$8,393
Indefinite-lived intangible assets:
Trademarks	101,850	—	101,850

Total intangible assets	$113,820	$(3,577)	$110,243

	Gross Amount	Accumulated Amortization	Net Book Value
Balance as of January 31, 2015:
Amortizable intangible assets:
Customer relationships	$11,970	$(4,176)	$7,794
Indefinite-lived intangible assets:
Trademarks	101,850	—	101,850

Total intangible assets	$113,820	$(4,176)	$109,644

Amortization of identifiable intangible assets was $599, $599 and $598 for fiscal 2014, 2013 and 2012, respectively, which is included in selling, general and administrative expenses on the Consolidated Statements of Operations. Amortization expense for each of the fiscal years 2015 to 2019 is expected to be as follows (in thousands).

Future Amortization
2015	$598
2016	598
2017	598
2018	598
2019	598

Total next 5 fiscal years	$2,990

Identifiable indefinite-lived intangible assets represent the Vince trademark. No impairments of the Vince trademark were recorded as a result of our annual asset impairment tests during fiscal years 2014, 2013 or 2012. In fiscal 2014, 2013 and 2012, we performed the qualitative assessment on the Vince Trademark as allowed by the Intangible—Goodwill and Other Topic of ASC and determined that it was not more likely than not that the carrying value exceeded the fair value of the asset.

Additionally, there were no impairments recorded as a result of our annual goodwill impairment test during fiscal 2014, 2013 or 2012. In fiscal 2014, 2013 and 2012, we used a qualitative analysis to assess the goodwill and determined that it was not more likely than not that the fair value was less than the carrying value, as allowed by the Intangible—Goodwill and Other Topic of ASC.

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

The Company did not have any non-financial assets or non-financial liabilities recognized at fair value on a recurring basis at January 31, 2015 or February 1, 2014. At January 31, 2015 and February 1, 2014, the Company believes that the carrying value of cash and cash equivalents, receivables and accounts payable approximates fair value, due to the short maturity of these instruments. As the Company’s debt obligation as of January 31, 2015 is at variable rates, there is no significant difference between the fair value and carrying value of the Company’s debt.

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

Note 6. Financing Arrangements

Revolving Credit Facility

On November 27, 2013, Vince, LLC entered into the Revolving Credit Facility in connection with the closing of the IPO and Restructuring Transactions. Bank of America, N.A. (“BofA”) serves as administrative agent for this facility. The Revolving Credit Facility provides for a revolving line of credit of up to $50,000 and matures on November 27, 2018. The Revolving Credit Facility also provides for a letter of credit sublimit of $25,000 (plus any increase in aggregate commitments) and for an increase in aggregate commitments of up to $20,000. Vince, LLC is the borrower and VHC and Vince Intermediate Holding, LLC (“Vince Intermediate”) are the guarantors under the new Revolving Credit Facility. Interest is payable on the loans under the Revolving Credit Facility, at either the LIBOR or the Base Rate, in each case, with applicable margins subject to a pricing grid based on an excess availability calculation. The “Base Rate” means, for any day, a fluctuating rate per annum equal to the highest of (i) the rate of interest in effect for such day as publicly announced from time to time by BofA as its prime rate; (ii) the Federal Funds Rate for such day, plus 0.50%; and (iii) the LIBOR Rate for a one month interest period as determined on such day, plus 1.0%. During the continuance of an event of default and at the election of the required lender, interest will accrue at a rate of 2% in excess of the applicable non-default rate.

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

As of January 31, 2015, the availability under the $50,000 Revolving Credit Facility was $19,353. As of January 31, 2015, there was $23,000 of borrowings outstanding and $7,647 of letters of credit outstanding under the Revolving Credit Facility. The weighted average interest rate for borrowings outstanding under the Revolving Credit Facility as of January 31, 2015 was 2.1%. There were no borrowings outstanding under the Revolving Credit Facility as of February 1, 2014.

Note 7. Long-Term Debt

Long-term debt consisted of the following as of, January 31, 2015 and February 1, 2014 (in thousands).

	January 31, 2015	February 1, 2014
Term Loan Facility	$65,000	$170,000
Revolving Credit Facility	23,000	—

Total long-term debt	$88,000	$170,000

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

Through January 31, 2015, on an inception to date basis, the Company has made voluntary prepayments totaling $110,000 in the aggregate on the original $175,000 Term Loan Facility entered into on November 27, 2013. Of the $110,000 aggregate voluntary prepayments made to date, $105,000 was paid during fiscal 2014. The voluntary prepayments of $105,000 made during the current fiscal year were partially funded by $23,000 of net borrowings under the Revolving Credit Facility. As of January 31, 2015 the Company had $65,000 of debt outstanding under the Term Loan Facility.

Sun Promissory Notes

On May 2, 2008, VHC entered into a $225,000 Senior Subordinated Promissory Note and a $75,000 Senior Subordinated Promissory Note with Sun Kellwood Finance, LLC (“Sun Kellwood Finance”), an affiliate of Sun Capital Partners, Inc. We collectively refer to these notes as our “Sun Promissory Notes”. The unpaid principal balance of the notes accrue interest at 15% per annum until the maturity date of October 15, 2011, at which point any unpaid principal balance of the notes shall accrue interest at a rate of 17% per annum until the notes are paid in full. All interest which is not paid in cash on or before the last day of each calendar month are deemed paid in kind and added to the principal balance of the notes unless an election is made otherwise.

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

Note 8. Leases

We lease substantially all of our office and showroom space, retail stores and certain machinery and equipment under operating leases having remaining terms up to eleven years, excluding renewal terms. Most of our real estate leases contain covenants that require us to pay real estate taxes, insurance, and other executory costs. Certain of these leases require contingent rent payments, kick-out clauses and/or opt-out clauses, based on the operating results of the retail operations utilizing the leased premises. Rent under leases with scheduled rent changes or lease concessions are recorded on a straight-line basis over the lease term. Rent expense under all operating leases was $16,161, $10,467 and $7,448 for 2014, 2013 and 2012, respectively.

The future minimum lease payments under operating leases at January 31, 2015 were as follows (in thousands):

Minimum Lease Payments
2015	$15,593
2016	17,877
2017	17,912
2018	17,655
2019	17,514
Thereafter	63,516

Total minimum lease payments	$150,067

Note 9. Share-Based Compensation

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

Prior to the IPO, the 2010 Option Plan, as amended, provided for the grant of options to acquire up to 2,752,155 shares of Kellwood Company common stock. The options granted pursuant to the 2010 Option Plan (i) vest in five equal installments on the first, second, third, fourth, and fifth anniversary of the grant date, subject to the employee’s continued employment and, (ii) expire on the earlier of the tenth anniversary of the grant date or upon termination of employment. We will not grant any future awards under the 2010 Option Plan. Future awards shall be granted under the Vince 2013 Incentive Plan described further below.

Vince 2013 Incentive Plan

In connection with the IPO, the Company adopted the Vince 2013 Incentive Plan, which provides for grants of stock options, stock appreciation rights, restricted stock and other stock-based awards. The aggregate number of shares of common stock which may be issued or used for reference purposes under the Vince 2013 Incentive Plan or with respect to which awards may be granted may not exceed 3,400,000 shares. The shares available for issuance under the Vince 2013 Incentive Plan may be, in whole or in part, either authorized and unissued shares of our common stock or shares of common stock held in or acquired for our treasury. In general, if awards under the Vince 2013 Incentive Plan are for any reason cancelled, or expire or terminate unexercised, the shares covered by such award may again be available for the grant of awards under the Vince 2013 Incentive Plan. As of January 31, 2015, there were 2,514,959 shares under the Vince 2013 Incentive Plan available for future grants. Options granted pursuant to the Vince 2013 Incentive Plan (i) vest in equal installments over three or four years or at 33 1/3% per year beginning in year two, over four years, subject to the employees’ continued employment and (ii) expire on the earlier of the tenth anniversary of the grant date or upon termination as outlined in the Vince 2013 Incentive Plan.

Stock Options

A summary of stock option activity for fiscal 2014 is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at February 1, 2014	2,289,530	$8.26	8.8
Granted	577,437	$32.82
Exercised	(22,018)	$7.99
Forfeited or expired	(118,780)	$14.88

Outstanding at January 31, 2015	2,726,169	$13.18	8.2	$33,367

Vested or expected to vest at January 31, 2015	2,726,169	$13.18	8.2	$33,367
Vested and exercisable at January 31, 2015	653,861	$6.35	7.5	$11,181

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of fiscal 2014 and the exercise price, multiplied by the number of such in-the-money options) that would have been received by the option holders had all options holders exercised their options on January 31, 2015. This amount changes based on the fair market value of the Company’s common stock. Total intrinsic value of options exercised during fiscal 2014 (based on the differences between the Company’s stock price on the respective exercise date and the respective exercise price, multiplied by the number of respective options exercised) was $620.

The Company’s weighted average assumptions used to estimate the fair value of stock options granted on November 21, 2013 in connection with our IPO and the options granted during fiscal 2014 were estimated using a Black-Scholes option valuation model and were as follows. Expected term of 4.5 years, expected volatility of 51.1%, risk-free interest rate of 1.4% and expected dividend yield of 0.0%. Due to the limited trading history of the Company’s common stock, the volatility and expected term assumptions used were based on averages from a peer group of publicly traded retailers. The risk-free interest rate was based upon the U.S. Treasury five year yield curve. Based on these assumptions used, the weighted average grant date fair value for options granted during fiscal 2014 and for the options granted on November 21, 2013 in connection with our IPO was $14.13 per share and $8.82 per share, respectively.

The fair value of stock options granted in fiscal 2012 through October 2013 was determined at the grant date using a Black-Scholes option valuation model, which requires us to make several significant assumptions including risk-free interest rate, volatility, expected term, and discount factors for shareholders in a privately-held company. The estimated term of 6.5 years for these options was developed using a simplified method permitted by SEC Staff Accounting Bulletin Topic 14: Share-Based Payment, available for companies with “plain-vanilla” options and have limited historical exercise data. Our selected volatility rate of 55.0% was estimated using both: (i) volatility reported by companies comparable to Kellwood Company with publicly-traded stock, and (ii) calculated volatility of companies comparable to Kellwood Company with publicly-traded stock using historical stock prices. We applied a cumulative discount factor to the price per share of 36.25% to adjust for the lack of marketability of the shares, as well as the impact of the shares representing a minority interest in a privately-held company. Our estimates were developed using market data for companies comparable to Kellwood Company and empirical studies regarding the impact on the value of private-company shares resulting from transfer restrictions. Finally, the risk-free rate of 0.85% is based upon the U.S. Treasury five year yield curve.

At January 31, 2015 there was $11,504 of unrecognized compensation costs related to stock options that will be recognized over a remaining weighted average period of 3.3 years.

Restricted Stock Units

A summary of restricted stock unit activity for fiscal 2014 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Nonvested restricted stock units at February 1, 2014	7,500	$20.00
Granted	7,384	$30.47
Vested	(2,500)	$20.00
Forfeited	—	—

Nonvested restricted stock units at January 31, 2015	12,384	$26.24

The fair value of restricted stock units is based on the market price of the Company’s stock on the date of the grant and is amortized to compensation expense on a straight-line basis over the requisite service period, which is generally over a three year vesting period, subject to continued service and applicable conditions of the Vince 2013 Incentive Plan.

At January 31, 2015 there was $289 of unrecognized compensation costs related to restricted stock units that will be recognized over a remaining weighted average period of 2.4 years.

Share-Based Compensation Expense

Share-based compensation expense is recognized over the requisite service period of the each share-based payment award and the expense is included as a component of selling, general and administrative expenses in the Consolidated Statements of Operations. During fiscal 2014 we recognized share-based compensation expense of $1,896 and a related tax benefit of approximately $758. During fiscal 2013, from our IPO through the end of the fiscal year, we recognized share-based compensation expense of $347 and a related tax benefit of approximately $139. During fiscal year 2013, from the beginning of the fiscal year through our IPO date, and in fiscal 2012 we recognized share-based compensation expense of $551 and $367, respectively, which was included in net loss from discontinued operations as such expense was a component of the non-Vince businesses which were separated from the Vince business on November 27, 2013. In addition, as a result of the deferred tax valuation allowance during these periods, the Company did not recognize the related tax benefit on the share-based compensation expense.

Note 10. Stockholders’ Equity

Common Stock:

We currently have authorized for issuance 100,000,000 shares of our Voting Common Stock, par value of $0.01 per share. As of January 31, 2015 and February 1, 2014 we had 36,748,245 and 36,723,727 shares issued and outstanding, respectively (after giving effect to the conversion of all our issued and outstanding non-voting common stock into common stock on a one-for-one basis and the subsequent split of our common stock on a one for 28.5177 basis, as part of the Restructuring Transactions).

Secondary Offering of Common Stock:

In July 2014, certain selling stockholders of VHC, including affiliates of Sun Capital (the “Selling Stockholders”), sold 4,975,254 shares of VHC’s common stock at a public offering price of $34.50 per share in a secondary public offering (the “Secondary Offering”). The total shares sold include 648,946 shares sold by the Selling Stockholders pursuant to the exercise by the underwriters of their option to purchase additional shares. The Company did not receive any proceeds from the Secondary Offering. Immediately following the Secondary

Offering, affiliates of Sun Capital beneficially owned 54.6% of VHC’s issued and outstanding common stock. The Company incurred approximately $571 of expenses in connection with the Secondary Offering during fiscal 2014.

Dividends:

We have not paid dividends, and our current ability to pay such dividends is restricted by the terms of our debt agreements. Our future dividend policy will be determined on a yearly basis and will depend on earnings, financial condition, capital requirements, and certain other factors. We do not expect to declare dividends with respect to our common stock in the foreseeable future.

Note 11. Earnings Per Share

All share information presented below and herein has been adjusted to reflect the stock split approved by VHC’s board of directors as of November 27, 2013. The fiscal year ended February 1, 2014 includes the impact of 10,000,000 shares issued by the Company on November 21, 2013. As fiscal year ended February 2, 2013 included a net loss, there were no dilutive securities as the impact would have been anti-dilutive.

The following is a reconciliation of weighted average basic shares to weighted average diluted shares outstanding:

	Fiscal Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013
Weighted-average shares—basic	36,730,490	28,119,794	26,211,130
Effect of dilutive equity securities	1,514,416	153,131	—

Weighted-average shares—diluted	38,244,906	28,272,925	26,211,130

For the fiscal year ended January 31, 2015, 123,959 options to purchase common stock were excluded from the computation of weighted average shares for diluted earnings per share since the related exercises prices exceeded the average market price of the Company’s common stock and such inclusion would be anti-dilutive. There were no antidilutive securities in the fiscal year ended February 1, 2014 and February 2, 2013.

Note 12. Income Taxes

The provision for income taxes for continuing operations consists of the following (in thousands):

	2014	2013	2012
Current:
Domestic:
Federal	$759	$—	$—
State	344	43	31
Foreign	—	—	—

Total current	1,103	43	31
Deferred:
Domestic:
Federal	20,416	6,333	1,030
State	2,475	905	124
Foreign	—	(13)	(7)

Total deferred	22,891	7,225	1,147

Total provision for income taxes	$23,994	$7,268	$1,178

The sources of income (loss) for continuing operations before provision for income taxes are from the United States for all years. We file U.S. federal income tax returns and income tax returns in various state and local jurisdictions.

Current income taxes are the amounts payable under the respective tax laws and regulations on each year’s earnings. A reconciliation of the federal statutory income tax rate to the effective tax rate is as follows:

	2014	2013	2012
Statutory federal rate	35.0%	35.0%	(35.0)%
State taxes, net of federal benefit	5.7%	9.5%	7.4%
Nondeductible interest	0.0%	18.1%	84.3%
Nondeductible transaction costs	0.0%	6.7%	0.0%
Valuation allowance	(0.7)%	(45.5)%	(52.7)%
Other	0.2%	(0.1)%	0.1%

Total	40.2%	23.7%	4.1%

Deferred income tax assets and liabilities for continuing operations consisted of the following (in thousands):

	January 31, 2015	February 1, 2014
Deferred tax assets:
Depreciation and amortization	$29,935	$44,742
Employee related costs	3,503	2,048
Allowance for asset valuations	3,172	2,454
Accrued expenses	3,933	1,589
Net operating losses	65,111	80,936
Tax credits	888	—
Other	90	1,067

Total deferred tax assets	106,632	132,836
Less: valuation allowances	(1,074)	(1,843)

Net deferred tax assets	105,558	130,993

Deferred tax liabilities:
Cancellation of debt income	(8,876)	(11,095)
Other	(493)	—

Total deferred tax liabilities	(9,369)	(11,095)

Net deferred tax assets	$96,189	$119,898

Included in:
Prepaid expenses and other current assets	$4,015	$4,476
Deferred income taxes and other assets	92,174	115,422

Net deferred income tax assets	$96,189	$119,898

As of January 31, 2015, various federal and state net operating losses were available for carryforward to offset future taxable income. Substantially all of these net operating losses will expire between 2030 and 2034. The valuation allowance of $1,074 at January 31, 2015 and $1,843 at February 1, 2014, reflects management’s assessment, based on available information, that it is more likely than not that a portion of the deferred tax assets will not be realized due to the inability to generate sufficient state taxable income. Adjustments to the valuation allowance are made when there is a change in management’s assessment of the amount of deferred tax assets that are realizable.

Net operating losses as of January 31, 2015 presented above do not include fiscal 2014 and 2013 deductions related to stock options that exceeded expenses previously recognized for financial reporting purposes since they have not yet reduced income taxes payable. The excess deduction will reduce income taxes payable and increase additional paid in capital by $2,675 when ultimately deducted in a future year.

As discussed in Note 2, we completed an IPO during fiscal 2013. The completion of the IPO and Restructuring Transactions resulted in the non-Vince businesses being separated from the Vince business. As a result, the Company determined that the full valuation allowance on the U.S. net deferred tax assets was no longer necessary. Since the IPO and Restructuring Transactions occurred between related parties and were considered one integrated transaction along with the establishment of the Tax Receivable Agreement liability, the offset of the release of the valuation allowance was recorded as an adjustment to additional paid-in capital on our Consolidated Balance Sheet at February 1, 2014 in accordance with ASC 740-20-45-11(g). The total valuation allowance on deferred tax assets for continuing operations decreased on a net basis by $769 in the fiscal year ended January 31, 2015 and decreased by $62,924 in the fiscal year ended February 1, 2014.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows (in thousands):

	2014	2013	2012
Beginning balance	$3,693	$9,378	$11,057
Increases for tax positions in current year	2,397	3,743	2,199
Increases for tax positions in prior years	135	356	52
Decreases for tax positions in prior years	(1,738)	(4,186)	(102)
Settlements	—	(3,022)	(2,105)
Lapse in statute of limitations	—	(102)	(1,723)
Restructuring Transactions	—	(2,474)	—

Ending balance	$4,487	$3,693	$9,378

As of January 31, 2015 and February 1, 2014, unrecognized tax benefits in the amount of $2,195 (net of tax) and $2,155 (net of tax), respectively, would impact our effective tax rate if recognized. It is reasonably possible that within the next 12 months certain temporary unrecognized tax benefits could fully reverse. Should this occur, our unrecognized tax benefits could be reduced by up to $2,054.

We include accrued interest and penalties on underpayments of income taxes in our income tax provision. As of January 31, 2015 and February 1, 2014, we did not have any interest and penalties accrued on our Consolidated Balance Sheets. Net interest and penalty provisions (benefit) of $0, $(232) and $600 were recognized in our Consolidated Statements of Operations for the years ended January 31, 2015, February 1, 2014 and February 2, 2013, respectively. Interest is computed on the difference between the tax position recognized net of any unrecognized tax benefits and the amount previously taken or expected to be taken in our tax returns.

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

The accounting policies of our segments are consistent with those described in Note 1 to the Consolidated Financial Statements. Unallocated corporate expenses are comprised of selling, general, and administrative expenses attributable to corporate and administrative activities, and other charges that are not directly attributable to our operating segments. Unallocated corporate assets are comprised of capitalized deferred financing costs, the carrying values of our goodwill and unamortized trademark, debt and deferred tax assets, and other assets that will be utilized to generate revenue for both of our reportable segments.

Our wholesale segment sells apparel to our direct-to-consumer segment at cost. The wholesale intercompany sales of $22,595, $16,916, and $9,907 have been excluded from the net sales totals presented below for fiscal 2014, fiscal 2013, and fiscal 2012, respectively. Furthermore, as intercompany sales are sold at cost, no intercompany profit is reflected in operating income presented below.

Summary information for our operating segments is presented below (in thousands).

	Fiscal Year
	2014	2013	2012
Net Sales:
Wholesale	$259,418	$229,114	$203,107
Direct-to-consumer	80,978	59,056	37,245

Total net sales	$340,396	$288,170	$240,352

Operating Income:
Wholesale	$100,623	$81,822	$72,913
Direct-to-consumer	14,556	10,435	4,465

Subtotal	115,179	92,257	77,378
Unallocated expenses	(44,929)	(42,904)	(36,442)

Total operating income	$70,250	$49,353	$40,936

Depreciation & Amortization:
Wholesale	$1,962	$1,204	$915
Direct-to-consumer	2,950	1,581	1,094
Unallocated corporate	355	—	—

Total depreciation & amortization	$5,267	$2,785	$2,009

Capital Expenditures:
Wholesale	$2,076	$1,832	$459
Direct-to-consumer	8,117	8,241	1,362
Unallocated corporate	9,506	—	—

Total capital expenditure	$19,699	$10,073	$1,821

	January 31, 2015	February 1, 2014
Total Assets:
Wholesale	$70,635	$78,122
Direct-to-consumer	33,793	24,169
Unallocated corporate	277,770	312,051

Total assets	$382,198	$414,342

Sales results are presented on a geographic basis below, in thousands. We predominately operate within the U.S. and sell our products in 45 countries either directly to premier department and specialty stores, or through distribution relationships with highly-regarded international partners with exclusive rights to certain territories. Sales are presented based on customer location. Substantially all long-lived assets, including property, plant and equipment and fixtures installed at our retailer sites, are located in the U.S.

	Fiscal Year
	2014	2013	2012
Net Sales:
Domestic	$310,179	$265,622	$221,632
International	30,217	22,548	18,720

Total net sales	$340,396	$288,170	$240,352

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

We are invoiced by Kellwood monthly for these amounts and generally be required to pay within 15 business days of receiving such invoice. The payments will be trued-up and can be disputed once each fiscal quarter. As of January 31, 2015, we have recorded $753 in other accrued expenses to recognize amounts payable to Kellwood under the Shared Services Agreement.

Tax Receivable Agreement

Vince Holding Corp. entered into the Tax Receivable Agreement with the Pre-IPO Stockholders on November 27, 2013. We and our former subsidiaries generated certain tax benefits (including NOLs and tax credits) prior to the Restructuring Transactions consummated in connection with our IPO and will generate certain section 197 intangible deductions (the “Pre-IPO Tax Benefits”), which would reduce the actual liability for taxes that we might otherwise be required to pay. The Tax Receivable Agreement provides for payments to the Pre-IPO Stockholders in an amount equal to 85% of the aggregate reduction in taxes payable realized by us and our subsidiaries from the utilization of the Pre-IPO Tax Benefits (the “Net Tax Benefit”).

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

While the Tax Receivable Agreement is designed with the objective of causing our annual cash costs attributable to federal, state and local income taxes (without regard to our continuing 15% interest in the Pre-IPO Tax Benefits) to be the same as that which we would have paid had we not had the Pre-IPO Tax Benefits available to offset our federal, state and local taxable income, there are circumstances in which this may not be the case. In particular, the Tax Receivable Agreement provides that any payments by us thereunder shall not be refundable. In that regard, the payment obligations under the Tax Receivable Agreement differ from a payment of a federal income tax liability in that a tax refund would not be available to us under the Tax Receivable Agreement even if we were to incur a net operating loss for federal income tax purposes in a future tax year. Similarly, the Pre-IPO Stockholders will not reimburse us for any payments previously made if any tax benefits relating to such payments are subsequently disallowed, although the amount of any such tax benefits subsequently disallowed will reduce future payments (if any) otherwise owed to such Pre-IPO Stockholders. In addition, depending on the amount and timing of our future earnings (if any) and on other factors including the effect of any limitations imposed on our ability to use the Pre-IPO Tax Benefits, it is possible that all payments required under the Tax Receivable Agreement could become due within a relatively short period of time following consummation of our IPO.

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

As of January 31, 2015, our obligation under the Tax Receivable Agreement was $168,932, which has a remaining term of nine years. The obligation was originally recorded in connection with the IPO as an adjustment to additional paid-in capital on our Consolidated Balance Sheet. Approximately $22,869 is recorded as a component of other accrued expenses and $146,063 as other liabilities on our Consolidated Balance Sheet as of January 31, 2015. During fiscal year 2014, we adjusted the obligation under the Tax Receivable Agreement in connection with the filing of our 2013 income tax returns. The return to provision adjustment resulted in a net reduction of $818 to the pre-IPO deferred tax assets and a net reduction of $1,442 to the liability under the Tax Receivable Agreement with the corresponding net increase of $624 accounted for as an adjustment to additional paid in-capital. In addition, we made our first tax benefit payment with respect to the 2013 taxable year of $3,199 including accrued interest which was paid during the fourth quarter of fiscal 2014. The tax benefit payment with respect to the 2014 taxable year totaling approximately $22,869 plus accrued interest is expected to be paid in the fourth quarter of 2015.

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

•

Vince Intermediate Holding, LLC immediately repaid the Kellwood Note Receivable in full using approximately $172,000 of net proceeds from the IPO along with $169,500 of net borrowings under the new Term Loan Facility. Using the proceeds from the repayment of the Kellwood Note Receivable, after giving effect to the contribution of $70,100 of indebtedness under the Sun Term Loan Agreements to the capital of Vince Holding Corp. by affiliates of Sun Capital, Kellwood repaid and discharged the indebtedness outstanding under its revolving credit facility and the Sun Term Loan Agreements, and redeemed all of its issued and outstanding 12.875% Notes. Kellwood also redeemed $38,100 aggregate principal amount of its 7.125% Notes, at par pursuant to a tender offer. In addition, Kellwood also used such proceeds to pay certain restructuring fees to Sun Capital Management. Kellwood also paid a debt recovery bonus of $6,000 to our Chief Executive Officer.

•	Kellwood refinanced its Wells Fargo Facility to, among other things, release Vince, LLC as a guarantor or obligor thereunder.

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

Kellwood Note Receivable

Vince Intermediate Holding, LLC issued the Kellwood Note Receivable in the aggregate principal amount of $341,500 to Kellwood Company, LLC on November 27, 2013, immediately prior to the consummation of our IPO. Vince Intermediate Holding, LLC repaid the Kellwood Note Receivable on the same day, using net proceeds from our IPO and net borrowings under the Term Loan Facility. No interest accrued under the Kellwood Note Receivable as the Kellwood Note Receivable was repaid on the date of issuance.

Debt Recovery Bonus to Our Chief Executive Officer

Our CEO received a debt recovery bonus of $6,000 (which included $440 of a prior unpaid debt recovery bonus) in connection with the repayment of certain Kellwood indebtedness, calculated as 4.4% of the related debt recovery, on November 27, 2013. Kellwood used proceeds from the repayment of the Kellwood Note Receivable to pay this bonus to our CEO at the closing of our IPO.

Earnout Agreement

In connection with the acquisition of the Vince business, Kellwood entered into an earnout agreement with CRL Group (former owners of the Vince business) providing for contingent earnout payments as additional consideration for the purchase of substantially all of the assets and properties of CRL Group (the “Earnout Agreement”). The Earnout Agreement provides for the payment of contingent annual earnout payments to CRL Group for five periods between 2007 and 2011, with the contingent amounts earned based on the amount of net sales and gross margin in each such period. The Earnout Agreement also provides for a cumulative contingent payment based on the amount of net sales during the Earnout Agreement period. Kellwood made payments under the Earnout Agreement of $806 during fiscal 2012 and no payments were made during fiscal 2014 and fiscal 2013.

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

Management Services Agreement

In connection with the acquisition of Kellwood Company by affiliates of Sun Capital in 2008, Sun Capital Partners Management V, LLC, an affiliate of Sun Capital, entered into the Management Services Agreement (the “Management Services Agreement”) with Kellwood Company. Under this agreement, Sun Capital Management provided Kellwood Company with consulting and advisory services, including services relating to financing alternatives, financial reporting, accounting and management information systems. In exchange, Kellwood Company reimbursed Sun Capital Management for reasonable out-of-pocket expenses incurred in connection with providing consulting and advisory services, additional and customary and reasonable fees for management consulting services provided in connection with corporate events, and also paid an annual management fee equal to $2,200 which was prepaid in equal quarterly installments, a portion of which was charged to the Vince business. We reported $79, $404 and $779 for management fees to Sun Capital in other expense, net, in the Consolidated Statements of Operations for fiscal 2014, fiscal 2013, and fiscal 2012, respectively. The remaining fees charged to the non-Vince businesses of $1,537, and $1,668 are included within net loss from discontinued operations in the Consolidated Statements of Operations for fiscal 2013 and fiscal 2012, respectively.

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

The agreement is scheduled to terminate on the tenth anniversary of our IPO (i.e. November 27, 2023). Under the consulting agreement, we have no obligation to pay Sun Capital Management or any of its affiliates any consulting fees other than those which are approved by a majority of our directors that are not affiliated with Sun Capital. To the extent such fees are approved in the future, we will be obligated to pay such fees in addition to reimbursing Sun Capital Management or any of its affiliates that provide us services under the consulting agreement for all reasonable out-of-pocket fees and expenses incurred by such party in connection with the provision of consulting services under the consulting agreement and any related matters. Reimbursement of such expenses shall not be conditioned upon the approval of a majority of our directors that are not affiliated with Sun Capital Management, and shall be payable in addition to any fees that such directors may approve.

Neither Sun Capital Management nor any of its affiliates are liable to us or our affiliates, security holders or creditors for (1) any liabilities arising out of, related to, caused by, based upon or in connection with the performance of services under the consulting agreement, unless such liability is proven to have resulted directly and primarily from the willful misconduct or gross negligence of such person or (2) pursuing any outside activities or opportunities that may conflict with our best interests, which outside activities we consent to and approve under the consulting agreement, and which opportunities neither Sun Capital Management nor any of its affiliates will have any duty to inform us of. In no event will the aggregate of any liabilities of Sun Capital Management or any of its affiliates exceed the aggregate of any fees paid under the consulting agreement.

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

Note 16. Quarterly Financial Information (unaudited)

Summarized quarterly financial results for fiscal 2014 and fiscal 2013 (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2014:
Net sales	$53,452	$89,326	$102,947	$94,671
Gross profit	26,411	44,014	50,648	45,756
Net income from continuing operations	1,384	10,501	13,311	10,527
Net loss from discontinued operations, net of tax	—	—	—	—
Net income	1,384	10,501	13,311	10,527
Basic earnings per share (1):
Basic earnings per share from continuing operations	$0.04	$0.29	$0.36	$0.29
Basic loss per share from discontinued operations	$—	$—	$—	$—
Diluted earnings per share (1):
Diluted earnings per share from continuing operations	$0.04	$0.27	$0.35	$0.28
Diluted loss per share from discontinued operations	$—	$—	$—	$—

Fiscal 2013:
Net sales	$40,363	$74,294	$85,755	$87,758
Gross profit	17,513	33,638	41,723	40,142
Net (loss) income from continuing operations	(9,779)	8,395	16,468	8,311
Net loss from discontinued operations, net of tax	(5,330)	(18,929)	(18,827)	(7,729)
Net (loss) income	(15,109)	(10,534)	(2,359)	582
Basic earnings (loss) per share (1):
Basic (loss) earnings per share from continuing operations	$(0.37)	$0.32	$0.63	$0.24
Basic loss per share from discontinued operations	$(0.21)	$(0.72)	$(0.72)	$(0.22)
Diluted earnings (loss) per share (1):
Diluted (loss) earnings per share from continuing operations	$(0.37)	$0.32	$0.62	$0.24
Diluted loss per share from discontinued operations	$(0.21)	$(0.72)	$(0.71)	$(0.22)

(1)	The sum of the quarterly earnings per share may not equal the full-year amount as the computation of weighted-average number of shares outstanding for each quarter and the full-year are performed independently.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Beginning of Period	Expenses Charges, net of Reversals	Deductions and Write-offs net of Recoveries		End of Period
Sales Allowances
Fiscal 2014	$(9,265)	$(54,467)	$47,634		$(16,098)
Fiscal 2013	(7,179)	(39,171)	37,085		(9,265)
Fiscal 2012	(4,347)	(29,400)	26,568		(7,179)
Allowance for Doubtful Accounts
Fiscal 2014	(353)	(168)	142		(379)
Fiscal 2013	(279)	(249)	175		(353)
Fiscal 2012	(450)	(314)	485		(279)
Valuation Allowances on Deferred Income Taxes
Fiscal 2014	(1,843)	—	769		(1,074)
Fiscal 2013	(64,767)	(78,855)	141,779	(a)	(1,843)
Fiscal 2012	$(49,933)	$(28,362)	$13,528		$(64,767)

(a)	The reduction in the Valuation Allowance on Deferred Income Taxes recorded in Fiscal 2013 includes $127,833 that was recognized as in increase to additional paid-in capital in Stockholders’ Equity.