Form 10-Q
period 2015-05-02
VINCE HOLDING CORP.
filed 2015-06-10
CIK 1579157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 2, 2015

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

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Common Stock	Outstanding at June 5, 2015
Common Stock, $0.01 par value per share	36,775,443 shares

VINCE HOLDING CORP. AND SUBSIDIARIES

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

This report on Form 10-Q, and any statements incorporated by reference herein, contains forward-looking statements under the Private Securities Litigation Reform Act of 1995. Such statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “seek,” “anticipate,” “intend,” “estimate,” “plan,” “target,” “project,” “forecast,” “envision” and other similar phrases. Although we believe the assumptions and expectations reflected in these forward-looking statements are reasonable, these assumptions and expectations may not prove to be correct and we may not achieve the financial results or benefits anticipated. These forward-looking statements are not guarantees of actual results. Our actual results may differ materially from those suggested in the forward-looking statements. These forward-looking statements involve a number of risks and uncertainties, some of which are beyond our control, including, without limitation: our ability to remain competitive in the areas of merchandise quality, price, breadth of selection, and customer service; our ability to anticipate and/or react to changes in customer demand and attract new customers; changes in consumer confidence and spending; our ability to maintain projected profit margins; unusual, unpredictable and/or severe weather conditions; the execution and management of our retail store growth, including the availability and cost of acceptable real estate locations for new store openings; the execution and management of our international expansion, including our ability to promote our brand and merchandise outside the U.S. and find suitable partners in certain geographies, our ability to expand our product offerings into new product categories including the ability to find suitable licensing partners; our ability to successfully implement our marketing initiatives; our ability to protect our trademarks in the U.S. and internationally; our ability to maintain the security of electronic and other confidential information; serious disruptions and catastrophic events; changes in global economies and credit and financial markets; competition; our ability to attract and retain key personnel; commodity, raw material and other cost increases; compliance with laws, regulations and orders; changes in laws and regulations; outcomes of litigation and proceedings and the availability of insurance, indemnification and other third-party coverage of any losses suffered in connection therewith; tax matters and other factors as set forth from time to time in our Securities and Exchange Commission filings, including those described in this report on Form 10-Q and our 2014 annual report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2015 (our “2014 Annual Report on Form 10-K”) under “Item 1A—Risk Factors.” We intend these forward-looking statements to speak only as of the time of this report on Form 10-Q and do not undertake to update or revise them as more information becomes available.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data, unaudited)

	May 2,	January 31,
	2015	2015
Assets
Current assets:
Cash and cash equivalents	$71	$112
Trade receivables, net	17,396	33,797
Inventories, net	41,212	37,419
Prepaid expenses and other current assets	9,854	9,812
Total current assets	68,533	81,140
Property, plant and equipment, net	32,697	28,349
Intangible assets, net	109,494	109,644
Goodwill	63,746	63,746
Deferred income taxes and other assets	94,671	95,769
Total assets	$369,141	$378,648

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$24,834	$29,118
Accrued salaries and employee benefits	1,365	7,380
Other accrued expenses	28,413	27,992
Total current liabilities	54,612	64,490
Long-term debt	79,760	84,450
Deferred rent	13,207	11,676
Other liabilities	146,146	146,063

Commitments and contingencies (Note 9)

Stockholders' equity:
Common stock at $0.01 par value (100,000,000 shares authorized, 36,772,823 and 36,748,245 shares issued and outstanding at May 2, 2015 and January 31, 2015, respectively)	368	367
Additional paid-in capital	1,012,236	1,011,244
Accumulated deficit	(937,123)	(939,577)
Accumulated other comprehensive loss	(65)	(65)
Total stockholders' equity	75,416	71,969
Total liabilities and stockholders' equity	$369,141	$378,648

See notes to unaudited condensed consolidated financial statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data, unaudited)

	Three Months Ended
	May 2,	May 3,
	2015	2014
Net sales	$59,842	$53,452
Cost of products sold	29,101	27,041
Gross profit	30,741	26,411
Selling, general and administrative expenses	25,640	21,204
Income from operations	5,101	5,207
Interest expense, net	1,316	2,850
Other expense, net	141	50
Income before income taxes	3,644	2,307
Provision for income taxes	1,190	923
Net income	$2,454	$1,384
Earnings per share:
Basic earnings per share	$0.07	$0.04
Diluted earnings per share	$0.06	$0.04
Weighted average shares outstanding:
Basic	36,753,114	36,723,727
Diluted	37,971,612	38,071,048

See notes to unaudited condensed consolidated financial statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(in thousands, unaudited)

	Three Months Ended
	May 2,	May 3,
	2015	2014
Net income	$2,454	$1,384
Comprehensive income	$2,454	$1,384

See notes to unaudited condensed consolidated financial statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands, unaudited)

	Three Months Ended
	May 2, 2015	May 3, 2014
Operating activities
Net income	$2,454	$1,384
Add (deduct) items not affecting operating cash flows:
Depreciation	1,776	905
Amortization of intangible assets	150	150
Amortization of deferred financing costs	232	265
Amortization of deferred rent	869	385
Deferred income taxes	1,157	908
Share-based compensation expense	836	396
Loss on disposal of property, plant and equipment	27	—
Changes in assets and liabilities:
Receivables, net	16,401	26,663
Inventories, net	(3,793)	2,106
Prepaid expenses and other current assets	629	(1,100)
Accounts payable and accrued expenses	(9,802)	(10,364)
Other assets and liabilities	48	59
Net cash provided by operating activities	10,984	21,757
Investing activities
Payments for capital expenditures	(6,260)	(1,338)
Net cash used in investing activities	(6,260)	(1,338)
Financing activities
Proceeds from borrowings under the Revolving Credit Facility	22,484	—
Payments for Revolving Credit Facility	(24,906)	—
Payments for Term Loan Facility	(2,500)	(20,000)
Fees paid for Term Loan Facility and Revolving Credit Facility	—	(114)
Stock option exercise	157	—
Net cash used in financing activities	(4,765)	(20,114)
(Decrease) increase in cash and cash equivalents	(41)	305
Cash and cash equivalents, beginning of period	112	21,484
Cash and cash equivalents, end of period	$71	$21,789

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$1,111	$2,571
Cash payments for income taxes, net of refunds	1,139	52
Supplemental Disclosures of Non-Cash Investing and Financing Activities
Capital expenditures in accounts payable	$376	$16

See notes to unaudited condensed consolidated financial statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

(in thousands except share and per share data)

Note 1. Description of Business and Basis of Presentation

On November 27, 2013, Vince Holding Corp. (“VHC” or the “Company”), previously known as Apparel Holding Corp., closed an initial public offering (“IPO”) of its common stock and completed a series of restructuring transactions (the “Restructuring Transactions”) through which (i) Kellwood Holding, LLC acquired the non-Vince businesses, which include Kellwood Company, LLC (“Kellwood Company” or “Kellwood”), from the Company and (ii) the Company continues to own and operate the Vince business, which includes Vince, LLC. Prior to the IPO and the Restructuring Transactions, VHC was a diversified apparel company operating a broad portfolio of fashion brands, which included the Vince business and other businesses. As a result of the IPO and Restructuring Transactions, the non-Vince businesses were separated from the Vince business, and the stockholders immediately prior to the consummation of the Restructuring Transactions (the “Pre-IPO Stockholders”) retained full ownership and control of the non-Vince businesses through their ownership of Kellwood Holding, LLC. The Vince business is now the sole operating business of Vince Holding Corp.

In this interim report on Form 10-Q, “Kellwood” refers, as applicable and unless otherwise defined, to any of (i) Kellwood Company, (ii) Kellwood Company, LLC (a limited liability company to which Kellwood Company converted at the time of the Restructuring Transactions related to our IPO) or (iii) the operations of the non-Vince businesses after giving effect to our IPO and the related Restructuring Transactions.

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

(B) Basis of Presentation: The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. Therefore, these financial statements should be read in conjunction with VHC’s audited financial statements for the fiscal year ended January 31, 2015, as set forth in the 2014 Annual Report on Form 10-K.

The condensed consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries as of May 2, 2015. All intercompany accounts and transactions have been eliminated. The amounts and disclosures included in the notes to the condensed consolidated financial statements, unless otherwise indicated, are presented on a continuing operations basis. In the opinion of management, the financial statements contain all adjustments (consisting solely of normal recurring adjustments) and disclosures necessary to make the information presented therein not misleading. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or the fiscal year as a whole. As used in this report, unless the context requires otherwise, “our,” “us,” “we” and the “Company” refer to VHC and its consolidated subsidiaries.

Note 2. Goodwill and Intangible Assets

Goodwill balances and changes therein subsequent to the January 31, 2015 condensed consolidated balance sheet are as follows (in thousands):

	Gross Goodwill	Accumulated Impairment	Net Goodwill
Balance as of January 31, 2015	$110,688	$(46,942)	$63,746
Balance as of May 2, 2015	$110,688	$(46,942)	$63,746

Identifiable intangible assets summary (in thousands):

	Gross Amount	Accumulated Amortization	Net Book Value
Balance as of January 31, 2015:
Amortizable intangible assets:
Customer relationships	$11,970	$(4,176)	$7,794
Indefinite-lived intangible assets:
Trademarks	101,850	—	101,850
Total intangible assets	$113,820	$(4,176)	$109,644

	Gross Amount	Accumulated Amortization	Net Book Value
Balance as of May 2, 2015
Amortizable intangible assets:
Customer relationships	$11,970	$(4,326)	$7,644
Indefinite-lived intangible assets:
Trademarks	101,850	—	101,850
Total intangible assets	$113,820	$(4,326)	$109,494

Amortization of identifiable intangible assets was $150 for the three months ended May 2, 2015 and May 3, 2014. The estimated amortization expense for identifiable intangible assets is expected to be $598 for each fiscal year for the next five fiscal years.

Note 3. Fair Value

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

The Company did not have any non-financial assets or non-financial liabilities recognized at fair value on a recurring basis at May 2, 2015 or January 31, 2015. At May 2, 2015 and January 31, 2015, the Company believes that the carrying value of cash and cash equivalents, receivables and accounts payable approximates fair value, due to the short maturity of these items. As the Company’s debt obligations as of May 2, 2015 are at variable rates, there is no significant difference between the fair value and carrying value of the Company’s debt.

The Company’s non-financial assets, which primarily consist of goodwill, intangible assets, and property and equipment, are not required to be measured at fair value on a recurring basis and are reported at their carrying value. However, on a periodic basis whenever events or changes in circumstances indicate that their carrying value may not be fully recoverable (and at least annually for goodwill and indefinite lived intangible assets), non-financial assets are assessed for impairment and, if applicable, written down to (and recorded at) fair value.

Note 4. Financing Arrangements

Revolving Credit Facility

On November 27, 2013, Vince, LLC entered into a senior secured revolving credit facility (the “Revolving Credit Facility”) in connection with the closing of the IPO and Restructuring Transactions. Bank of America, N.A. (“BofA”) serves as administrative agent for this facility. The Revolving Credit Facility provides for a revolving line of credit of up to $50,000 and matures on November

27, 2018. The Revolving Credit Facility also provides for a letter of credit sublimit of $25,000 (plus any increase in aggregate commitments) and for an increase in aggregate commitments of up to $20,000. Vince, LLC is the borrower and VHC and Vince Intermediate Holding, LLC, a direct subsidiary of VHC and the direct parent company of Vince, LLC (“Vince Intermediate”), are the guarantors under the Revolving Credit Facility. Interest is payable on the loans under the Revolving Credit Facility at either the LIBOR or the Base Rate, in each case, with applicable margins subject to a pricing grid based on an excess availability calculation. The “Base Rate” means, for any day, a fluctuating rate per annum equal to the highest of (i) the rate of interest in effect for such day as publicly announced from time to time by BofA as its prime rate; (ii) the Federal Funds Rate for such day, plus 0.50%; and (iii) the LIBOR Rate for a one month interest period as determined on such day, plus 1.0%. During the continuance of an event of default and at the election of the required lender, interest will accrue at a rate of 2% in excess of the applicable non-default rate.

The Revolving Credit Facility contains a requirement that, at any point when “Excess Availability” is less than the greater of (i) 15% percent of the loan cap or (ii) $7,500, and continuing until Excess Availability exceeds the greater of such amounts for 30 consecutive days, during which time, Vince, LLC must maintain a consolidated EBITDA (as defined in the Revolving Credit Facility) equal to or greater than $20,000. We have not been subject to this maintenance requirement since Excess Availability has been greater than the required minimum.

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

As of May 2, 2015, the availability under the Revolving Credit Facility was $22,200 and there were $20,578 of borrowings outstanding and $7,222 of letters of credit outstanding under the Revolving Credit Facility. The weighted average interest rate for borrowings outstanding under the Revolving Credit Facility as of May 2, 2015 was 1.6%. As of January 31, 2015, there was $23,000 of borrowings outstanding and $7,647 of letters of credit outstanding under the Revolving Credit Facility.

On June 3, 2015, Vince, LLC entered into a first amendment to the Revolving Credit Facility which increased the borrowing capacity of the facility and extended the maturity date. Refer to Note 13, Subsequent Events, to the condensed consolidated financial statements for further information.

Note 5. Long-Term Debt

Long-term debt consisted of the following as of May 2, 2015 and January 31, 2015 (in thousands).

	May 2, 2015	January 31, 2015
Term Loan Facility	$62,500	$65,000
Revolving Credit Facility	20,578	23,000
Total long-term debt principal	$83,078	$88,000
Less: Deferred financing costs (1)	3,318	3,550
Total long-term debt	$79,760	$84,450

(1)

Pursuant to new accounting guidance issued by the Financial Accounting Standards Board in April 2015, entities are no longer required to present deferred financing costs as a deferred asset. The guidance is effective for our fiscal year beginning in 2016, however, the Company has early adopted this accounting standard update effective as of February 1, 2015 and accordingly adjusted the January 31, 2015 comparative balance sheet to conform to the new classification presentation. There was no other impact on the financial statements related to the adoption other than the reclassification change on the condensed consolidated balance sheet. Refer to Note 10, Recent Accounting Pronouncements, for further information regarding the accounting standard update.

Term Loan Facility

On November 27, 2013, in connection with the closing of the IPO and Restructuring Transactions, Vince, LLC and Vince Intermediate entered into a $175,000 senior secured term loan facility (the “Term Loan Facility”) with the lenders party thereto, BofA, as administrative agent, JPMorgan Chase Bank and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers, and Cantor Fitzgerald as documentation agent. The Term Loan Facility will mature on November 27, 2019. On November 27, 2013, net proceeds from the Term Loan Facility were used, at closing, to repay a promissory note (the “Kellwood Note Receivable”) issued to Kellwood Company, LLC in connection with the Restructuring Transactions which occurred immediately prior to the consummation of the IPO.

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

Through May 2, 2015, on an inception to date basis, the Company has made voluntary prepayments totaling $112,500 in the aggregate on the original $175,000 Term Loan Facility entered into on November 27, 2013. Of the $112,500 of aggregate voluntary prepayments made to date, $2,500 was paid during the three months ended May 2, 2015. As of May 2, 2015, the Company had $62,500 of debt outstanding under the Term Loan Facility.

Note 6. Inventory

Inventories consist of the following:

	May 2, 2015	January 31, 2015
Finished goods	$41,212	$37,395
Raw materials	—	24
Total inventories, net	41,212	37,419
Net of reserves of:	$8,958	$6,471

Note 7. Share-Based Compensation

Prior to November 27, 2013, VHC did not have convertible equity or convertible debt securities, any of which could result in share-based compensation expense. In connection with our IPO, which closed on November 27, 2013, and the separation of the Vince and non-Vince businesses, VHC assumed Kellwood Company’s remaining obligations under the 2010 Stock Option Plan of Kellwood Company (the “2010 Option Plan”) and all Kellwood Company stock options previously issued to Vince employees under such plan became options to acquire shares of VHC common stock. Additionally, VHC assumed Kellwood Company’s obligations with respect to the vested Kellwood Company stock options previously issued to Kellwood Company employees, which options were cancelled in exchange for shares of VHC common stock. Accordingly, option information presented below for previously issued Kellwood Company stock options under the 2010 Option Plan has been adjusted to account for the split of the Company’s common stock and applicable conversion to options to acquire shares of VHC common stock.

Employee Stock Plans

2010 Option Plan

Kellwood Company had convertible equity securities that result in recognition of share-based compensation expense. On June 30, 2010, the board of directors approved the 2010 Stock Option Plan. As discussed above, in connection with the closing of the IPO, VHC assumed Kellwood Company’s remaining obligations under the 2010 Option Plan; provided that none of the issued and outstanding options (after giving effect to such assumption and the stock split effected as part of the Restructuring Transactions) were exercisable until the consummation of the IPO. Additionally, prior to the consummation of the IPO and after giving effect to the assumption described in this paragraph, VHC and the Vince employees to whom options had been previously granted under the 2010 Option Plan amended the related grant agreements to eliminate, effective as of the consummation of the IPO, restrictions on the exercisability of the subject employees vested options.

Prior to the IPO, the 2010 Option Plan, as amended, provided for the grant of options to acquire up to 2,752,155 shares of Kellwood Company common stock. The options granted pursuant to the 2010 Option Plan (i) vest in five equal installments on the first, second, third, fourth and fifth anniversaries of the grant date, subject to the employee’s continued employment, and (ii) expire on the earlier of the tenth anniversary of the grant date or upon termination of employment. We will not grant any future awards under the 2010 Option Plan. Future awards will be granted under the Vince 2013 Incentive Plan described further below.

Vince 2013 Incentive Plan

In connection with the IPO, the Company adopted the Vince 2013 Incentive Plan, which provides for grants of stock options, stock appreciation rights, restricted stock and other stock-based awards. The aggregate number of shares of common stock which may be issued or used for reference purposes under the Vince 2013 Incentive Plan or with respect to which awards may be granted may not exceed 3,400,000 shares. The shares available for issuance under the Vince 2013 Incentive Plan may be, in whole or in part, either authorized and unissued shares of our common stock or shares of common stock held in or acquired for our treasury. In general, if awards under the Vince 2013 Incentive Plan are for any reason cancelled, or expire or terminate unexercised, the shares covered by such award may again be available for the grant of awards under the Vince 2013 Incentive Plan. As of May 2, 2015, there were 2,562,524 shares under the Vince 2013 Incentive Plan available for future grants. Options granted pursuant to the Vince 2013 Incentive Plan (i) vest in equal installments over three or four years or at 33 1/3% per year beginning in year two, over four years, subject to the employees’ continued employment, and (ii) expire on the earlier of the tenth anniversary of the grant date or upon termination as outlined in the Vince 2013 Incentive Plan.

Stock Options

A summary of stock option activity during the three months ended May 2, 2105 is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 31, 2015	2,726,169	$13.18
Exercised	(23,589)	$6.64
Forfeited or expired	(86,882)	$19.09
Outstanding at May 2, 2015	2,615,698	$13.04	7.9	$22,494
Vested or expected to vest at May 2, 2015	2,615,698	$13.04	7.9	$22,494
Vested and exercisable at May 2, 2015	675,810	$6.35	7.3	$8,272

Restricted Stock Units

The Company also issues restricted stock units to its non-employee directors and directors not affiliated with Sun Capital (our controlling shareholder) under the Vince 2013 Incentive Plan. A summary of restricted stock unit activity during the three months ended May 2, 2015 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Nonvested restricted stock units at January 31, 2015	12,384	$26.24
Granted	—	$—
Vested	(989)	$25.28
Forfeited	—	$—
Nonvested restricted stock units at May 2, 2015	11,395	$26.32

Share-Based Compensation Expense

Share-based compensation expense is recognized over the requisite service period of each share-based payment award and the expense is included as a component of selling, general and administrative expenses in the condensed consolidated statements of operations. Share-based compensation expense for the three months ended May 2, 2015 and May 3, 2014 was $836 and $396, respectively.

Note 8. Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period. Except when the effect would be anti-dilutive, diluted earnings per share is calculated based on the weighted average number of outstanding shares of common stock plus the dilutive effect of share-based awards calculated under the treasury stock method. The following is a reconciliation of basic shares to diluted shares:

	Three Months Ended
	May 2,	May 3,
	2015	2014
Weighted-average shares—basic	36,753,114	36,723,727
Effect of dilutive equity securities	1,218,498	1,347,321
Weighted-average shares—diluted	37,971,612	38,071,048

For the three months ended May 2, 2015, 543,530 options to purchase common stock were excluded from the computation of weighted average shares for diluted earnings per share since the related exercise prices exceeded the average market price of the Company’s common stock and such inclusion would be anti-dilutive.

Note 9. Commitments and Contingencies

We are currently party to various legal proceedings. While management currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse impact on our financial position or results of operations or cash flows, litigation is subject to inherent uncertainties.

Note 10. Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-03, “Interest-Imputation of Interest.” The standard requires deferred financing costs to be presented on the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts, instead of being presented as a deferred asset in the balance sheet. ASU 2015-03 does not change the recognition and measurement guidance for deferred financing costs. Once adopted, entities are required to apply the new guidance retrospectively to all prior periods presented. ASU 2015-03 is effective for annual periods beginning after December 15, 2015, and interim periods within those fiscal years and early application is permitted. The Company has elected to early adopt the standard, effective February 1, 2015. Accordingly, the condensed consolidated balance sheets as of May 2, 2015 and January 31, 2015 reflect the deferred financing costs as a direct deduction from the carrying amount of our long-term debt. Refer to Note 5, Long-Term Debt, for further information.

Note 11. Segment Financial Information

We operate and manage our business by distribution channel and have identified two reportable segments, as further described below. We considered both similar and dissimilar economic characteristics, internal reporting and management structures, as well as products, customers, and supply chain logistics to identify the following reportable segments:

●	Wholesale segment—consists of our operations to distribute products to premier department stores and specialty stores in the United States and select international markets; and
●	Direct-to-consumer segment—consists of our operations to distribute products directly to the consumer through our branded full-price specialty retail stores, outlet stores, and e-commerce platform.

The accounting policies of our segments are consistent with those described in Note 1 to the audited Consolidated Financial Statements of VHC for the fiscal year ended January 31, 2015 included in the 2014 Annual Report on Form 10K. Unallocated corporate expenses are comprised of selling, general, and administrative expenses attributable to corporate and administrative activities, and other charges that are not directly attributable to our operating segments. Unallocated corporate assets are comprised of the carrying values of our goodwill and unamortized trademark, deferred tax assets, and other assets that will be utilized to generate revenue for both of our reportable segments.

Our wholesale segment sells apparel to our direct-to-consumer segment at cost. The wholesale intercompany sales of $5,816 and $2,030 have been excluded from the net sales totals presented below for the three months ended May 2, 2015 and May 3, 2014, respectively. Furthermore, as intercompany sales are sold at cost, no intercompany profit is reflected in operating income presented below.

Summary information for our operating segments is presented below (in thousands).

	Three Months Ended
	May 2,	May 3,
	2015	2014
Net Sales:
Wholesale	$38,287	$37,322
Direct-to-consumer	21,555	16,130
Total net sales	$59,842	$53,452
Operating Income:
Wholesale	$14,277	$13,078
Direct-to-consumer	2,371	2,477
Subtotal	16,648	15,555
Unallocated expenses	(11,547)	(10,348)
Total operating income	$5,101	$5,207
Capital Expenditures:
Wholesale	$732	$90
Direct-to-consumer	2,901	1,115
Unallocated corporate	2,627	133
Total capital expenditure	$6,260	$1,338

	May 2, 2015	January 31, 2015
Total Assets:
Wholesale	$58,500	$70,635
Direct-to-consumer	35,685	33,793
Unallocated corporate	274,956	274,220
Total assets	$369,141	$378,648

Note 12. Related Party Transactions

Shared Services Agreement

In connection with the consummation of our IPO on November 27, 2013, Vince, LLC entered into a Shared Services Agreement pursuant to which Kellwood provides support services in various operational areas, including, among other things, e-commerce operations, distribution, logistics, information technology, accounts payable, credit and collections and payroll and benefits. Since the IPO, we have been working on transitioning certain back office functions performed by Kellwood under the Shared Services Agreement. Among these functions that have transitioned to Vince are certain accounting related functions as well as benefits administration. We have also been working on developing our own information technology infrastructure and are now in the process of implementing our own enterprise resource planning (“ERP”) system. We have engaged with a new e-commerce platform provider and migrated the human resource recruitment system. The new ERP system is planned to be completed and functional by the end of fiscal year 2015, however, until such time, we will continue to utilize the Kellwood information technology infrastructure under the Shared Services Agreement.

We are invoiced by Kellwood monthly for the services provided under the Shared Services Agreement and generally are required to pay within 15 business days of receiving such invoice. The payments will be trued-up and can be disputed once each fiscal quarter is completed. As of May 2, 2015, we have recorded $1,460 in other accrued expenses to recognize amounts payable to Kellwood under the Shared Services Agreement.

Tax Receivable Agreement

VHC entered into a Tax Receivable Agreement with the Pre-IPO Stockholders on November 27, 2013. We and our former subsidiaries have generated certain tax benefits (including NOLs and tax credits) prior to the Restructuring Transactions consummated in connection with our IPO and will generate certain section 197 intangible deductions (the “Pre-IPO Tax Benefits”), which would reduce the actual liability for taxes that we might otherwise be required to pay. The Tax Receivable Agreement provides for payments to the Pre-IPO Stockholders in an amount equal to 85% of the aggregate reduction in taxes payable realized by us and our subsidiaries from the utilization of the Pre-IPO Tax Benefits (the “Net Tax Benefit”).

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

As of May 2, 2015 we had an obligation of $168,964 under the Tax Receivable Agreement, which has a remaining term of nine years. Approximately $22,818 is included as a component of other accrued expenses and $146,146 is included as other liabilities on our condensed consolidated balance sheet as of May 2, 2015. The tax benefit payment with respect to the 2014 taxable year totaling approximately $22,818 plus accrued interest is expected to be paid in the fourth quarter of fiscal 2015.

Sun Capital Consulting Agreement

On November 27, 2013, we entered into an agreement with Sun Capital Management to (i) reimburse Sun Capital Management or any of its affiliates providing consulting services under the agreement for out-of-pocket expenses incurred in providing consulting services to us and (ii) provide Sun Capital Management with customary indemnification for any such services.

During the three months ended May 2, 2015, we paid Sun Capital Management approximately $7 for reimbursement of expenses under the Sun Capital Consulting Agreement.

Note 13.  Subsequent Events

On May 29, 2015, the Company made a voluntary pre-payment of $2,500 on the Term Loan Facility.

On June 3, 2015, Vince, LLC entered into a first amendment to the Revolving Credit Facility. The amendment, among other things, amended the line of credit from $50,000 to $80,000 subject to a loan cap of $70,000 so long as debt obligations remain outstanding under our existing Term Loan Facility (as defined in Note 5) and extended the maturity date of the Revolving Credit Facility from November 27, 2018 to June 3, 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes our consolidated operating results, financial condition and liquidity during each of the three month periods ended May 2, 2015 and May 3, 2014, respectively. The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report on Form 10-Q.

For purposes of this report on Form 10-Q, “Vince,” the “Company,” “we,” and “our,” refer to Vince Holding Corp. (“VHC”) and our wholly owned subsidiaries, including Vince Intermediate Holding (“Vince Intermediate”), LLC and Vince, LLC. References to “Kellwood” refer, as applicable, to Kellwood Holding, LLC and its consolidated subsidiaries (including Kellwood Company, LLC) or the operations of the non-Vince businesses after giving effect to the restructuring transactions (the “Restructuring Transactions”) that were completed in connection with our initial public offering (the “IPO”) on November 27, 2013.

This discussion contains forward-looking statements involving risks, uncertainties and assumptions that could cause our results to differ materially from expectations. Factors that might cause such differences include those described under “Item 1A—Risk Factors,” “Disclosures Regarding Forward-Looking Statements” and elsewhere in this report on Form 10-Q as well as in our 2014 Annual Report on Form 10-K.

Executive Overview

Vince is a leading contemporary fashion brand best known for modern effortless style and everyday luxury essentials. Founded in 2002, the brand now offers a wide range of women’s, men’s and children’s apparel, women’s and men’s footwear, and handbags. Vince products are sold in prestige distribution worldwide, including over 2,500 distribution points across 42 countries. Vince has generated strong sales momentum over the last decade. We believe that we will achieve continued success by expanding our product assortment distributed through premier wholesale partners in the U.S. and select international markets, as well as in our own branded retail locations and on our e-commerce platform.

As of May 2, 2015, our products are sold at 2,471 doors through our wholesale partners in the U.S. and international markets and we operated 41 retail stores, including 31 full price stores and 10 outlet stores, throughout the United States.

The following is a summary of highlights during the three months ended May 2, 2015:

●	Our net sales totaled $59.8 million, reflecting a 12.0% increase over prior year net sales of $53.5 million.
●

Our wholesale net sales increased 2.6% to $38.3 million and our direct-to-consumer net sales increased 33.6% to $21.6 million.  Comparable store sales including e-commerce grew 9.7% compared to last year.

●	Net income increased 77.3% to $2.5 million or 4.1% of net sales compared to prior year net income of $1.4 million or 2.6% of net sales.
●	We opened four new retail stores during the three months ended May 2, 2015.
●

We made a voluntary pre-payment of $2.5 million on our Term Loan Facility. As of May 2, 2015 we had $83.1 million of total debt principal outstanding comprised of $62.5 million outstanding on our Term Loan Facility and $20.6 million outstanding on our Revolving Credit Facility.

We serve our customers through a variety of channels that reinforce the Vince brand image. Our diversified channel strategy allows us to introduce our products to customers through multiple distribution points that are reported in two segments: wholesale and direct-to-consumer. The following is a summary of our wholesale and direct-to-consumer net sales for the three months ended May 2, 2015 and May 3, 2014, respectively:

	Three Months Ended
	May 2,	May 3,
(in thousands)	2015	2014
Net Sales by Segment:
Wholesale	$38,287	$37,322
Direct-to-consumer	21,555	16,130
Total net sales	$59,842	$53,452

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

While we believe our growth strategy offers significant opportunities, it also presents risks and challenges, including among others, the risks that we may not be able to hire and train qualified associates, that our new product offerings and expanded sales channels may not maintain or enhance our brand image and that our distribution facilities and information systems may not be adequate to support our growth plans. For a more complete discussions of risks facing our business see “Item 1A—Risk Factors” of this report on Form 10-Q as well as in our 2014 Annual Report on Form 10-K.

Results of Operations

The following table presents our operating results as a percentage of net sales as well as earnings per share data (dollars in thousands, except per share data) for the three months ended May 2, 2015 and May 3, 2014:

	Three Months Ended
	May 2, 2015		May 3, 2014

(In thousands, except share data, store and door counts and percentages)
Statement of Operations:
Net sales	$59,842	100.0%	$53,452	100.0%
Cost of products sold	29,101	48.6%	27,041	50.6%
Gross profit	30,741	51.4%	26,411	49.4%
Selling, general and administrative expenses	25,640	42.9%	21,204	39.7%
Income from operations	5,101	8.5%	5,207	9.7%
Interest expense, net	1,316	2.2%	2,850	5.3%
Other expense, net	141	0.2%	50	0.1%
Income before income taxes	3,644	6.1%	2,307	4.3%
Provision for income taxes	1,190	2.0%	923	1.7%
Net income	$2,454	4.1%	$1,384	2.6%
Earnings per share:
Basic earnings per share	$0.07		$0.04
Diluted earnings per share	$0.06		$0.04
Other Operating and Financial Data:
Total wholesale doors at end of period	2,471		2,350
Total stores at end of period	41		28
Comparable store sales growth (1) (2)	9.7%		13.3%

(1)

Beginning with the first quarter of 2015, comparable store sales now include our e-commerce sales in order to align with how the Company manages its brick-and-mortar retail stores and e-commerce online store as a combined single direct-to-consumer segment. Prior to fiscal year 2015, comparable store sales included only our comparable brick-and-mortar retail stores. As a result of our omni-channel sales and inventory strategy as well as cross-channel customer shopping patterns, there is less distinction between our brick-and-mortar retail stores and our e-commerce online store and we believe the inclusion of e-commerce sales in our comparable store sales metric is a more meaningful representation of these results and provides a more comprehensive view of our year over year comparable store sales metric. As a result of this change, the prior period presented above has been adjusted to reflect comparable store sales inclusive of e-commerce.

(2)

A store is included in the comparable store sales calculation after it has completed at least 13 full fiscal months of operations. Non-comparable store sales include new stores which have not completed at least 13 full fiscal months of operations and sales from closed stores. In the event that we relocate, or change square footage of an existing store, we would treat that store as a non-comparable store until it has completed at least 13 full fiscal months of operation following the relocation or square footage adjustment. For 53-week fiscal years, we adjust comparable store sales to exclude the additional week. There may be variations in the way in which some of our competitors and other retailers calculate comparable store sales.

Three Months Ended May 2, 2015 Compared to Three Months Ended May 3, 2014

Net sales for the three months ended May 2, 2015 were $59.8 million, increasing $6.4 million, or 12.0%, versus $53.5 million for the three months ended May 3, 2014.

	Net Sales by Segment
	Three Months Ended
	May 2,	May 3,
(in thousands)	2015	2014
Net Sales:
Wholesale	$38,287	$37,322
Direct-to-consumer	21,555	16,130
Total net sales	$59,842	$53,452

Net sales from our wholesale segment increased $1.0 million, or 2.6%, to $38.3 million in the three months ended May 2, 2015 from $37.3 million in the three months ended May 3, 2014 due primarily to growth in our domestic wholesale and licensing businesses. The expansion of our wholesale business contributed to the overall sales increase as our wholesale door counts increased by a net of 121 wholesale doors and we added 24 additional shop-in-shops with our wholesale partners since the end of the first quarter of fiscal 2014.

Net sales from our direct-to-consumer segment increased $5.4 million, or 33.6%, to $21.6 million in the three months ended May 2, 2015 from $16.1 million in the three months ended May 3, 2014. Approximately $1.5 million of the sales growth is attributable to comparable store sales growth of 9.7%. Non-comparable store sales contributed approximately $3.9 million of the sales growth and includes the impact of 13 new stores that have opened since the end of the same period in the prior fiscal year, bringing our total retail store count to 41 as of May 2, 2015 compared to 28 as of May 3, 2014.

Gross profit/gross margin rate increased 200 basis points to 51.4% for the three months ended May 2, 2015 compared to 49.4% for the three months ended May 3, 2014. The total gross margin rate increase was driven primarily by the following factors:

●	The favorable impact from higher merchandise margins contributed 240 basis points of improvement;
●	Increased sales penetration of the direct-to-consumer segment contributed 135 basis points of improvement;
●	Higher year-over-year inventory reserve adjustments impacted gross margins negatively by (135) basis points;
●	The impact from increased outlet penetration and increased penetration from lower margin product categories had a combined negative impact of (35) basis points; and
●	The impact from overhead and other costs had a net negative impact of (5) basis points.

Selling, general and administrative expenses for the three months ended May 2, 2015 were $25.6 million, increasing $4.4 million, or 20.9%, versus $21.2 million for the three months ended May 3, 2014. Selling, general and administrative expenses as a percent of sales was 42.9% and 39.7% for the three months ended May 2, 2015 and May 3, 2014, respectively. As we continue to invest in our growth, our selling, general and administrative expenses as a percent of sales have deleveraged. The increase in selling, general and administrative expenses compared to the prior fiscal year period is primarily due to:

●

Increase in compensation expense of $1.6 million, including share-based and incentive compensation, employee benefits and related increases due to hiring and retaining additional employees to support our growth plans;

●	Increase in rent and occupancy costs of $1.6 million due primarily to new retail store openings and our new headquarter office and showroom spaces;
●	Increase in marketing, advertising and promotional expenses of $0.8 million to support our brand awareness growth efforts; and
●	Increase in depreciation expense of $0.9 million due to new retail stores, shop-in-shop investments and our new headquarter office spaces.
●

The above increases were partially offset by $(0.6) million of lower costs charged under our Shared Services Agreement as we have transitioned certain back office support functions in-house that were previously performed by Kellwood under the Shared Services Agreement.

Operating income by segment for the three months ended May 2, 2015 and the three months ended May 3, 2014 is summarized in the following table:

	Operating Income by Segment
	Three Months Ended
	May 2,	May 3,
	2015	2014
(in thousands)
Wholesale	$14,277	$13,078
Direct-to-consumer	2,371	2,477
Subtotal	16,648	15,555
Unallocated expenses	(11,547)	(10,348)
Total operating income	$5,101	$5,207

Operating income from our wholesale segment increased $1.2 million, or 9.2%, to $14.3 million in the three months ended May 2, 2015 from $13.1 million in the three months ended May 3, 2014. This increase was driven by the sales volume increase of $1.0 million noted above and the impact of the gross margin rate improvement, partially offset by the impact of higher operating expenses incurred to support our wholesale expansion.

Operating income from our direct-to-consumer segment decreased slightly by $(0.1) million, or 4.3% to $2.4 million in the three months ended May 2, 2015 from $2.5 million in the three months ended May 3, 2014. The decrease resulted primarily from the impact of lower gross margin rates, which was largely due to unfavorable inventory reserve adjustments, combined with higher operating expenses incurred primarily as a result of opening new stores to support our retail growth strategy.

Interest expense decreased $1.5 million, or 53.8%, to $1.3 million in the three months ended May 2, 2015 from $2.9 million in the three months ended May 3, 2014.  The reduction in interest expense is primarily due to the lower overall debt balances since May 3, 2014 as a result of voluntary payments on our Term Loan Facility.

Other expense, net, was $0.1 million for both the three months ended May 2, 2015 and the three months ended May 3, 2014.

Provision for income taxes for the three months ended May 2, 2015 was $1.2 million as compared to $0.9 million for the three months ended May 3, 2014. The effective tax rate for the three months ended May 2, 2015 was 32.7% which was impacted favorably by recent changes to the New York City tax laws that impacted the net operating loss deferred tax assets offset in part by state taxes. Our effective tax rate for the three months ended May 3, 2014 was 40.0% which differed from the U.S. statutory rate of 35% primarily due to state taxes.

Net income increased $1.1 million, or 77.3% to $2.5 million in the three months ended May 2, 2015 from $1.4 million in the three months ended May 3, 2014. The increase in net income was primarily due to the decrease in interest expense of $1.5 million, partially offset by the increase in income taxes of $0.3 million and the impact from the decline in operating income of $0.1 million.

Liquidity and Capital Resources

Our sources of liquidity are our cash and cash equivalents, cash flows from operations and borrowings available under the Revolving Credit Facility. Our primary cash needs are capital expenditures for new stores and related leasehold improvements, for our new offices and showroom spaces, meeting our debt service requirements, paying amounts due per the Tax Receivable Agreement, and funding working capital requirements. The most significant components of our working capital are cash and cash equivalents, accounts receivable, inventories, accounts payable and other current liabilities.

On November 27, 2013, in connection with the consummation of the IPO and the related Restructuring Transactions, all previously outstanding debt obligations either remained with Kellwood Company, LLC (i.e. the non-Vince businesses) or were discharged, repurchased or refinanced. In connection with the consummation of these transactions, we entered into the Term Loan Facility and Revolving Credit Facility, which are discussed further below.

Operating Activities

	Three Months Ended
	May 2, 2015	May 3, 2014
(in thousands)
Operating activities
Net income	$2,454	$1,384
Add (deduct) items not affecting operating cash flows:
Depreciation	1,776	905
Amortization of intangible assets	150	150
Amortization of deferred financing costs	232	265
Amortization of deferred rent	869	385
Deferred income taxes	1,157	908
Share-based compensation expense	836	396
Loss on disposal of property, plant and equipment	27	—
Changes in assets and liabilities:
Receivables, net	16,401	26,663
Inventories, net	(3,793)	2,106
Prepaid expenses and other current assets	629	(1,100)
Accounts payable and accrued expenses	(9,802)	(10,364)
Other assets and liabilities	48	59
Net cash provided by operating activities	$10,984	$21,757

Net cash provided by operating activities during the three months ended May 2, 2015 was $11.0 million, which consisted of net income of $2.5 million, impacted by non-cash items of $5.0 million and cash provided from working capital of $3.5 million. Net cash provided from working capital primarily resulted from a $16.4 million decrease in accounts receivable due primarily to the timing of collections and a $0.6 million decrease in prepaid expenses and other current assets. This was offset in part by a $9.8 million decrease in accounts payable and accrued expenses due primarily to timing of payments to vendors and a $3.8 million increase in inventory due to increased inventory purchases largely to support new stores and shop-in-shops and the impact of higher intransit inventory resulting primarily from a change in our shipping strategy to an FOB shipment basis.

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

Investing Activities

	Three Months Ended
	May 2, 2015	May 3, 2014
(in thousands)
Investing activities
Payments for capital expenditures	$(6,260)	$(1,338)
Net cash used in investing activities	$(6,260)	$(1,338)

Net cash used in investing activities represents capital expenditures, primarily related to retail store build-outs, including leasehold improvements and store fixtures as well as expenditures for our shop-in-shop spaces operated by certain distribution partners and the costs related to the build-out of our new corporate office spaces and showroom facilities. Net cash used in investing activities increased $4.9 million from $1.3 million used during the three months ended May 3, 2014 to $6.3 million used during the three months ended May 2, 2015. The increase is primarily attributable to an increase in capital expenditures for construction of additional retail stores, additional build-out of shop-in-shops within selected wholesale partner locations, costs related to the build-out of our new corporate office space and showroom facilities as well as costs related to information technology initiatives.

Financing Activities

	Three Months Ended
	May 2, 2015	May 3, 2014
(in thousands)
Financing activities
Proceeds from borrowings under the Revolving Credit Facility	$22,484	$—
Payments for Revolving Credit Facility	(24,906)	—
Payments for Term Loan Facility	(2,500)	(20,000)
Fees paid for Term Loan Facility and Revolving Credit Facility	—	(114)
Stock option exercise	157	—
Net cash used in financing activities	$(4,765)	$(20,114)

Net cash used in financing activities was $4.8 million during the three months ended May 2, 2015, primarily consisting of voluntary prepayments totaling $2.5 million on the Term Loan Facility and net payments of $2.4 million on our Revolving Credit Facility.

Net cash used in financing activities was $20.1 million during the three months ended May 3, 2014, primarily consisting of voluntary pre-payments totaling $20.0 million on the Term Loan Facility.

Revolving Credit Facility

On November 27, 2013, in connection with the closing of the IPO and Restructuring Transactions, Vince, LLC entered into a senior secured revolving credit facility (the “Revolving Credit Facility”). Bank of America, N.A. (“BofA”) serves as administrative agent under this facility. This Revolving Credit Facility provides for a revolving line of credit of up to $50.0 million maturing on November 27, 2018. The Revolving Credit Facility also provides for a letter of credit sublimit of $25.0 million (plus any increase in aggregate commitments) and for an increase in aggregate commitments of up to $20.0 million. Vince, LLC is the borrower and VHC. and Vince Intermediate are the guarantors under the Revolving Credit Facility. Interest is payable on the loans under the Revolving Credit Facility, at either the LIBOR or the Base Rate, in each case, with applicable margins subject to a pricing grid based on an excess availability calculation. The “Base Rate” means, for any day, a fluctuating rate per annum equal to the highest of (i) the rate of interest in effect for such day as publicly announced from time to time by BofA as its prime rate; (ii) the Federal Funds Rate for such day, plus 0.50%; and (iii) the LIBOR Rate for a one month interest period as determined on such day, plus 1.0%. During the continuance of an event of default and at the election of the required lender, interest will accrue at a rate of 2% in excess of the applicable non-default rate.

The Revolving Credit Facility contains a requirement that, at any point when “Excess Availability” is less than the greater of (i) 15% percent of the loan cap or (ii) $7.5 million, and continuing until Excess Availability exceeds the greater of such amounts for 30 consecutive days, during which time, Vince, LLC must maintain a consolidated EBITDA (as defined in the related credit agreement) equal to or greater than $20.0 million. We have not been subject to this maintenance requirement because Excess Availability has been greater than the required minimum.

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

As of May 2, 2015, the availability under the Revolving Credit Facility was $22.2 million and there were $20.6 million of borrowings outstanding and $7.2 million of letters of credit outstanding under the Revolving Credit Facility. The weighted average interest rate for borrowings outstanding under the Revolving Credit Facility as of May 2, 2015 was approximately 1.6%. There were no short term borrowings under the Revolving Credit Facility at May 3, 2014. The availability on the Revolving Credit Facility was $45.8 million and there were $5.5 million of letters of credit outstanding as of May 3, 2014.

On June 3, 2015, Vince, LLC entered into a first amendment to the Revolving Credit Facility which increased the borrowing capacity of the facility and extended the maturity date. Refer to Note 13, Subsequent Events, to the condensed consolidated financial statements for further information.

Term Loan Facility

On November 27, 2013, in connection with the closing of the IPO and related Restructuring Transactions, Vince, LLC and Vince Intermediate entered into a $175.0 million senior secured term loan credit facility (the “Term Loan Facility”) with the lenders party thereto, BofA, as administrative agent, JPMorgan Chase Bank and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers, and Cantor Fitzgerald as documentation agent. The Term Loan Facility will mature on November 27, 2019. On November 27, 2013, net borrowings under the Term Loan Facility were used at closing, together with proceeds from the initial public offering, to repay the Kellwood Note Receivable issued by Vince Intermediate to Kellwood Company, LLC immediately prior to the consummation of the initial public offering as part of the related restructuring transactions.

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

Through May 2, 2015, on an inception to date basis, we have made voluntary prepayments totaling $112.5 million in the aggregate on the original $175.0 million Term Loan Facility entered into on November 27, 2013. Of the $112.5 million of aggregate voluntary prepayments made to date, $2.5 million was paid during the three months ended May 2, 2015. As of May 2, 2015, the Company had $62.5 million of debt outstanding under the Term Loan Facility.

Off-Balance Sheet Arrangements

We did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes during the periods presented herein.

Inflation

While inflation may impact our sales, cost of goods sold and expenses, we believe the effects of inflation on our results of operations and financial condition are not significant. Although it is difficult to accurately measure the impact of inflation, management believes it has not been significant and cannot provide any assurances that our results of operations and financial condition will not be materially impacted by inflation in the future.

Seasonality

The apparel and fashion industry in which we operate is cyclical and, consequently, our revenues are affected by general economic conditions and the seasonal trends characteristic to the apparel and fashion industry. Purchases of apparel are sensitive to a number of factors that influence the level of consumer spending, including economic conditions and the level of disposable consumer income, consumer debt, interest rates and consumer confidence as well as the impact from adverse weather conditions. In addition, fluctuations in sales in any fiscal quarter are affected by the timing of seasonal wholesale shipments and other events affecting direct-to-consumer sales; as such, the financial results for any particular quarter may not be indicative of results for the fiscal year.

Critical Accounting Policies and Estimates

Our discussion of financial condition and results of operations relies on our condensed consolidated financial statements, as set forth in Item 1 of this report on Form 10-Q, which are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. While we believe that these accounting policies are based on reasonable measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates.

A summary of our critical accounting policies is included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2014 Annual Report on Form 10-K. As of May 2, 2015, there have been no material changes to the critical accounting policies contained therein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our principal market risk relates to interest rate sensitivity, which is the risk that changes in interest rates will reduce our net income or net assets. Our variable rate debt consists of borrowings under the Term Loan Facility and Revolving Credit Facility. Our current interest rate on the Term Loan Facility is based on the Eurodollar rate (subject to a 1.00% floor) plus 4.75%. Our interest rate on the Revolving Credit Facility is based on the Eurodollar rate or the Base Rate (as defined in the Revolving Credit Facility) with applicable margins subject to a pricing grid based on excess availability. As of May 2, 2015, a one percentage point increase in the interest rate on our variable rate debt would result in additional interest expense of approximately $0.8 million for the $83.1 million of debt principal borrowings outstanding under the Term Loan Facility and Revolving Credit Facility as of such date, calculated on an annual basis.

We do not believe that foreign currency risk, commodity price or inflation risks are expected to be material to our business or our consolidated financial position, results of operations or cash flows. Substantially all of our foreign sales and purchases are made in U.S. dollars.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Attached as exhibits to this report on Form 10-Q are certifications of our Chief Executive Officer and Chief Financial Officer. Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires that we include these certifications with this report. This Controls and Procedures section includes information concerning the disclosure controls and procedures referred to in the certifications. You should read this section in conjunction with the certifications.

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of May 2, 2015.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended May 2, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are a party to routine legal proceedings that arise in the ordinary course of our business. Except as disclosed on our 2014 Annual Report on Form 10-K, we are not currently a party to any legal proceedings or environmental claims that we believe would, individually or in the aggregate, have a material adverse effect on our financial position, results of operations, or cash flows.

ITEM 1A. RISK FACTORS

The Company’s risk factors have not changed materially from those disclosed in our 2014 Annual Report on Form 10-K. The risk factors disclosed in our 2014 Annual Report on Form 10-K, in addition to the other information set forth in this report on Form 10-Q, could materially affect our business, financial condition or results.

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

Signature	Title	Date

/s/ Lisa Klinger Lisa Klinger	Chief Financial Officer and Treasurer (as duly authorized officer and principal financial officer)	June 10, 2015