Form 10-Q
period 2015-08-01
VINCE HOLDING CORP.
filed 2015-09-08
CIK 1579157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 1, 2015

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

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Common Stock	Outstanding at September 1, 2015
Common Stock, $0.01 par value per share	36,775,443 shares

VINCE HOLDING CORP. AND SUBSIDIARIES

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

This report on Form 10-Q, and any statements incorporated by reference herein, contains forward-looking statements under the Private Securities Litigation Reform Act of 1995. Such statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “seek,” “anticipate,” “intend,” “estimate,” “plan,” “target,” “project,” “forecast,” “envision” and other similar phrases. Although we believe the assumptions and expectations reflected in these forward-looking statements are reasonable, these assumptions and expectations may not prove to be correct and we may not achieve the financial results or benefits anticipated. These forward-looking statements are not guarantees of actual results. Our actual results may differ materially from those suggested in the forward-looking statements. These forward-looking statements involve a number of risks and uncertainties, some of which are beyond our control, including, without limitation: our ability to remain competitive in the areas of merchandise quality, price, breadth of selection, and customer service; our ability to anticipate and/or react to changes in customer demand and attract new customers; including in connection with making inventory commitments; our ability to control the level of sales in the off-price channels; our ability to manage current excess inventory in a way that will promote the long-term health of the brand; our ability to maintain adequate cash flow from operations or availability under our revolving credit facility to meet our liquidity needs including our obligations under the Tax Receivable Agreement; changes in consumer confidence and spending; our ability to maintain projected profit margins; unusual, unpredictable and/or severe weather conditions; the execution and management of our retail store growth, including the availability and cost of acceptable real estate locations for new store openings; the execution and management of our international expansion, including our ability to promote our brand and merchandise outside the U.S. and find suitable partners in certain geographies; our ability to expand our product offerings into new product categories including the ability to find suitable licensing partners; our ability to successfully implement our marketing initiatives; our ability to protect our trademarks in the U.S. and internationally; our ability to maintain the security of electronic and other confidential information; serious disruptions and catastrophic events; changes in global economies and credit and financial markets; competition; the impact of recent turnover in the senior management team, including the departures of our former CEO and former CFO, the appointment on an interim basis of a CEO and a CFO who are both serving on a leave of absence from Sun Capital Partners, Inc; the fact that a number of members of the management team have less than one year of tenure with the Company, and the current senior management team has not had a long period of time working together; our ability to attract and retain a qualified permanent CEO and a qualified permanent CFO, as well other key personnel; commodity, raw material and other cost increases; compliance with laws, regulations and orders; changes in laws and regulations; outcomes of litigation and proceedings and the availability of insurance, indemnification and other third-party coverage of any losses suffered in connection therewith; tax matters and other factors as set forth from time to time in our Securities and Exchange Commission filings, including those described in this report on Form 10-Q and our 2014 annual report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2015 (our “2014 Annual Report on Form 10-K”) under “Item 1A—Risk Factors.” We intend these forward-looking statements to speak only as of the time of this report on Form 10-Q and do not undertake to update or revise them as more information becomes available.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data, unaudited)

	August 1,	January 31,
	2015	2015
Assets
Current assets:
Cash and cash equivalents	$88	$112
Trade receivables, net	22,679	33,797
Inventories, net	45,566	37,419
Prepaid expenses and other current assets	11,112	9,812
Total current assets	79,445	81,140
Property, plant and equipment, net	35,188	28,349
Intangible assets, net	109,345	109,644
Goodwill	63,746	63,746
Deferred income taxes and other assets	96,110	95,769
Total assets	$383,834	$378,648

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$38,063	$29,118
Accrued salaries and employee benefits	2,158	7,380
Other accrued expenses	8,216	27,992
Total current liabilities	48,437	64,490
Long-term debt	81,877	84,450
Deferred rent	14,183	11,676
Other liabilities	168,964	146,063

Commitments and contingencies (Note 9)

Stockholders' equity:
Common stock at $0.01 par value (100,000,000 shares authorized, 36,775,443 and 36,748,245 shares issued and outstanding at August 1, 2015 and January 31, 2015, respectively)	368	367
Additional paid-in capital	1,012,219	1,011,244
Accumulated deficit	(942,149)	(939,577)
Accumulated other comprehensive loss	(65)	(65)
Total stockholders' equity	70,373	71,969
Total liabilities and stockholders' equity	$383,834	$378,648

See notes to unaudited condensed consolidated financial statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data, unaudited)

	Three Months Ended		Six Months Ended
	August 1,	August 2,	August 1,	August 2,
	2015	2014	2015	2014
Net sales	$79,993	$89,326	$139,835	$142,778
Cost of products sold	59,204	45,312	88,305	72,353
Gross profit	20,789	44,014	51,530	70,425
Selling, general and administrative expenses	27,331	24,070	52,971	45,274
(Loss) Income from operations	(6,542)	19,944	(1,441)	25,151
Interest expense, net	1,623	2,485	2,939	5,335
Other expense, net	350	435	491	485
(Loss) Income before income taxes	(8,515)	17,024	(4,871)	19,331
(Benefit) Provision for income taxes	(3,489)	6,523	(2,299)	7,446
Net (Loss) Income	$(5,026)	$10,501	(2,572)	11,885
(Loss) Earnings per share:
Basic (loss) earnings per share	$(0.14)	$0.29	$(0.07)	$0.32
Diluted (loss) earnings per share	$(0.14)	$0.27	$(0.07)	0.31
Weighted average shares outstanding:
Basic	36,774,752	36,726,319	36,763,933	36,725,023
Diluted	36,774,752	38,262,958	36,763,933	38,192,955

See notes to unaudited condensed consolidated financial statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(in thousands, unaudited)

	Three Months Ended		Six Months Ended
	August 1,	August 2,	August 1,	August 2,
	2015	2014	2015	2014
Net (loss) income	$(5,026)	$10,501	$(2,572)	$11,885
Comprehensive (loss) income	$(5,026)	$10,501	$(2,572)	$11,885

See notes to unaudited condensed consolidated financial statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands, unaudited)

	Six Months Ended
	August 1, 2015	August 2, 2014
Operating activities
Net (loss) income	$(2,572)	$11,885
Add (deduct) items not affecting operating cash flows:
Depreciation	3,803	1,849
Amortization of intangible assets	299	299
Amortization of deferred financing costs	664	597
Amortization of deferred rent	1,301	1,246
Deferred income taxes	(441)	7,415
Share-based compensation expense	801	792
Loss on disposal of property, plant and equipment	309	—
Changes in assets and liabilities:
Receivables, net	11,118	1,894
Inventories, net	(8,147)	(24,676)
Prepaid expenses and other current assets	(88)	2,318
Accounts payable and accrued expenses	6,997	12,596
Other assets and liabilities	37	194
Net cash provided by operating activities	14,081	16,409
Investing activities
Payments for capital expenditures	(11,043)	(7,351)
Net cash used in investing activities	(11,043)	(7,351)
Financing activities
Proceeds from borrowings under the Revolving Credit Facility	54,402	27,100
Payments for Revolving Credit Facility	(42,554)	(4,500)
Payments for Term Loan Facility	(15,000)	(53,000)
Fees paid for Term Loan Facility and Revolving Credit Facility	(85)	(114)
Stock option exercise	175	34
Net cash used in financing activities	(3,062)	(30,480)
(Decrease) in cash and cash equivalents	(24)	(21,422)
Cash and cash equivalents, beginning of period	112	21,484
Cash and cash equivalents, end of period	$88	$62

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$2,112	$5,064
Cash payments for income taxes, net of refunds	1,139	65
Supplemental Disclosures of Non-Cash Investing and Financing Activities
Capital expenditures in accounts payable	$220	$1,057

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

(A) Description of Business: Vince is a leading contemporary fashion brand best known for modern effortless style and everyday luxury essentials. Established in 2002, the brand now offers a wide range of women’s and men’s apparel, women’s and men’s footwear and handbags. We reach our customers through a variety of channels, specifically through premier wholesale department stores and specialty stores in the United States (“U.S.”) and select international markets, as well as through our branded retail locations and our website. We design our products in the U.S. and source the vast majority of our products from contract manufacturers outside the U.S., primarily in Asia and South America. Products are manufactured to meet our product specifications and labor standards.

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

The condensed consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries as of August 1, 2015. All intercompany accounts and transactions have been eliminated. The amounts and disclosures included in the notes to the condensed consolidated financial statements, unless otherwise indicated, are presented on a continuing operations basis. In the opinion of management, the financial statements contain all adjustments (consisting solely of normal recurring adjustments) and disclosures necessary to make the information presented therein not misleading. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or the fiscal year as a whole. As used in this report, unless the context requires otherwise, “our,” “us,” “we” and the “Company” refer to VHC and its consolidated subsidiaries.

Note 2. Goodwill and Intangible Assets

Goodwill balances and changes therein subsequent to the January 31, 2015 condensed consolidated balance sheet are as follows (in thousands):

	Gross Goodwill	Accumulated Impairment	Net Goodwill
Balance as of January 31, 2015	$110,688	$(46,942)	$63,746
Balance as of August 1, 2015	$110,688	$(46,942)	$63,746

Identifiable intangible assets summary (in thousands):

	Gross Amount	Accumulated Amortization	Net Book Value
Balance as of January 31, 2015:
Amortizable intangible assets:
Customer relationships	$11,970	$(4,176)	$7,794
Indefinite-lived intangible assets:
Trademarks	101,850	—	101,850
Total intangible assets	$113,820	$(4,176)	$109,644

	Gross Amount	Accumulated Amortization	Net Book Value
Balance as of August 1, 2015
Amortizable intangible assets:
Customer relationships	$11,970	$(4,475)	$7,495
Indefinite-lived intangible assets:
Trademarks	101,850	—	101,850
Total intangible assets	$113,820	$(4,475)	$109,345

Amortization of identifiable intangible assets was $149 and $149 for the three months ended August 1, 2015 and August 2, 2014, respectively, and $299 and $299 for the six months ended August 1, 2015 and August 2, 2014, respectively. The estimated amortization expense for identifiable intangible assets is expected to be $598 for each fiscal year for the next five fiscal years.

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

The Company did not have any non-financial assets or non-financial liabilities recognized at fair value on a recurring basis at August 1, 2015 or January 31, 2015. At August 1, 2015 and January 31, 2015, the Company believes that the carrying value of cash and cash equivalents, receivables and accounts payable approximates fair value, due to the short maturity of these items. As the Company’s debt obligations as of August 1, 2015 are at variable rates, there is no significant difference between the fair value and carrying value of the Company’s debt.

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

Note 4. Financing Arrangements

Revolving Credit Facility

On November 27, 2013, Vince, LLC entered into a $50,000 senior secured revolving credit facility (the “Revolving Credit Facility”) with Bank of America, N.A. (“BofA”) as administrative agent. Vince, LLC is the borrower and VHC and Vince Intermediate Holding, LLC, a direct subsidiary of VHC and the direct parent company of Vince, LLC (“Vince Intermediate”), are the guarantors under the Revolving Credit Facility. On June 3, 2015, Vince LLC entered into a first amendment to the Revolving Credit Facility, that among other things, increased the aggregate commitments under the facility from $50,000 to $80,000, subject to a loan cap of $70,000 until debt obligations under the Company’s term loan facility have been paid in full, and extended the maturity date from November 27, 2018 to June 3, 2020.  The Revolving Credit Facility also provides for a letter of credit sublimit of $25,000 (plus any increase in aggregate commitments) and an accordion option that allows for an increase in aggregate commitments up to $20,000. Interest is payable on the loans under the Revolving Credit Facility at either the LIBOR or the Base Rate, in each case, with applicable margins subject to a pricing grid based on an excess availability calculation. The “Base Rate” means, for any day, a fluctuating rate per annum equal to the highest of (i) the rate of interest in effect for such day as publicly announced from time to time by BofA as its prime rate; (ii) the Federal Funds Rate for such day, plus 0.50%; and (iii) the LIBOR Rate for a one month interest period as determined on such day, plus 1.0%. During the continuance of an event of default and at the election of the required lender, interest will accrue at a rate of 2% in excess of the applicable non-default rate.

The Revolving Credit Facility contains a maintenance requirement that, at any point when “Excess Availability” is less than the greater of (i) 15% percent of the adjusted loan cap or (ii) $10,000, and continuing until Excess Availability exceeds the greater of such amounts for 30 consecutive days, during which time, Vince, LLC must maintain a consolidated EBITDA (as defined in the Revolving Credit Facility) equal to or greater than $20,000. We have not been subject to this maintenance requirement as Excess Availability was greater than the required minimum.

The Revolving Credit Facility contains representations and warranties, other covenants and events of default that are customary for this type of financing, including limitations on the incurrence of additional indebtedness, liens, negative pledges, guarantees, investments, loans, asset sales, mergers, acquisitions, prepayment of other debt, the repurchase of capital stock, transactions with affiliates, and the ability to change the nature of its business or its fiscal year. The Revolving Credit Facility generally permits dividends in the absence of any event of default (including any event of default arising from the contemplated dividend), so long as (i) after giving pro forma effect to the contemplated dividend, for the following six months Excess Availability will be at least the greater of 20% of the aggregate lending commitments and $10,000 and (ii) after giving pro forma effect to the contemplated dividend, the “Consolidated Fixed Charge Coverage Ratio” for the 12 months preceding such dividend shall be greater than or equal to 1.1 to 1.0 (provided that the Consolidated Fixed Charge Coverage Ratio may be less than 1.1 to 1.0 if, after giving pro forma effect to the contemplated dividend, Excess Availability for the six fiscal months following the dividend is at least the greater of 35% of the aggregate lending commitments and $15,000).  We are in compliance with applicable financial covenants.

As of August 1, 2015, $27,930 is available under the Revolving Credit Facility and there were $34,848 of borrowings outstanding and $7,222 of letters of credit outstanding under the Revolving Credit Facility. The weighted average interest rate for borrowings outstanding under the Revolving Credit Facility as of August 1, 2015 was 2.1%. As of January 31, 2015, there was $23,000 of borrowings outstanding and $7,647 of letters of credit outstanding under the Revolving Credit Facility.

Note 5. Long-Term Debt

Long-term debt consisted of the following as of August 1, 2015 and January 31, 2015 (in thousands).

	August 1, 2015	January 31, 2015
Term Loan Facility	$50,000	$65,000
Revolving Credit Facility	34,848	23,000
Total long-term debt principal	$84,848	$88,000
Less: Deferred financing costs (1)	2,971	3,550
Total long-term debt	$81,877	$84,450

(1)

Pursuant to new accounting guidance issued by the Financial Accounting Standards Board (“FASB”) in April 2015, entities are no longer required to present deferred financing costs as a deferred asset. The guidance is effective for our fiscal year beginning in 2016, however, the Company has early adopted this accounting standard update effective as of February 1, 2015 and accordingly adjusted the January 31, 2015 comparative balance sheet to conform to the new classification presentation. There was no other impact on the financial statements related to the adoption other than the reclassification change on the condensed consolidated balance sheet. Refer to Note 10, Recent Accounting Pronouncements, for further information regarding the accounting standard update.

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

The Term Loan Facility contains a requirement that Vince, LLC and Vince Intermediate maintain a “Consolidated Net Total Leverage Ratio” as of the last day of any period of four fiscal quarters not to exceed 3.75 to 1.00 for the fiscal quarters ending February 1, 2014 through November 1, 2014, 3.50 to 1.00 for the fiscal quarters ending January 31, 2015 through October 31, 2015, and 3.25 to 1.00 for the fiscal quarter ending January 30, 2016 and each fiscal quarter thereafter. In addition, the Term Loan Facility contains customary representations and warranties, other covenants, and events of default, including but not limited to, limitations on the incurrence of additional indebtedness, liens, negative pledges, guarantees, investments, loans, asset sales, mergers, acquisitions, prepayment of other debt, the repurchase of capital stock, transactions with affiliates, the ability to change the nature of its business or its fiscal year, and distributions and dividends. The Term Loan Facility generally permits dividends to the extent that no default or event of default is continuing or would result from the contemplated dividend and the pro forma Consolidated Net Total Leverage Ratio after giving effect to such contemplated dividend is at least 0.25 lower than the maximum Consolidated Net Total Leverage Ratio for such quarter. All obligations under the Term Loan Facility are guaranteed by VHC and any future material domestic restricted subsidiaries of Vince, LLC and secured by a lien on substantially all of the assets of VHC, Vince, LLC and Vince Intermediate and any future material domestic restricted subsidiaries. We are in compliance with applicable financial covenants.

Through August 1, 2015, on an inception to date basis, the Company has made voluntary prepayments totaling $125,000 in the aggregate on the original $175,000 Term Loan Facility entered into on November 27, 2013. Of the $125,000 of aggregate voluntary prepayments made to date, $15,000 was paid during the six months ended August 1, 2015.  As of August 1, 2015, the Company had $50,000 of debt outstanding under the Term Loan Facility.

Note 6. Inventory

Inventories consist of the following:

	August 1, 2015	January 31, 2015
Finished goods	$45,566	$37,395
Raw materials	—	24
Total inventories, net	45,566	37,419
Net of reserves of:	$25,064	$6,471

Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out basis. Inventory values are reduced to net realizable value when there are factors indicating that certain inventories will not be sold on terms sufficient to recover their cost and is reflected in Cost of Goods Sold on the Condensed Consolidated Statements of Operations and Comprehensive Loss.  The adjustment to net realizable value is based on management's judgment regarding future demand and market conditions and analysis of historical experience. As of August 1, 2015, the lower of cost or market reserve included a write-down of the carrying value for certain excess inventory and aged product to its estimated net realizable value, as the Company elected to accelerate the disposition of such inventory that no longer supports the Company's prospective brand positioning strategy.

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

Vince 2013 Incentive Plan

In connection with the IPO, the Company adopted the Vince 2013 Incentive Plan, which provides for grants of stock options, stock appreciation rights, restricted stock and other stock-based awards. The aggregate number of shares of common stock which may be issued or used for reference purposes under the Vince 2013 Incentive Plan or with respect to which awards may be granted may not exceed 3,400,000 shares. The shares available for issuance under the Vince 2013 Incentive Plan may be, in whole or in part, either authorized and unissued shares of our common stock or shares of common stock held in or acquired for our treasury. In general, if awards under the Vince 2013 Incentive Plan are cancelled for any reason, or expire or terminate unexercised, the shares covered by such award may again be available for the grant of awards under the Vince 2013 Incentive Plan. As of August 1, 2015, there were 2,731,507 shares under the Vince 2013 Incentive Plan available for future grants. Options granted pursuant to the Vince 2013 Incentive Plan (i) vest in equal installments over three or four years or at 33 1/3% per year beginning in year two, over four years, subject to the employees’ continued employment, and (ii) expire on the earlier of the tenth anniversary of the grant date or upon termination as outlined in the Vince 2013 Incentive Plan.  Please refer to Note 13 for further information regarding our stock option exchange program.

Stock Options

A summary of stock option activity under the plans is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 31, 2015	2,726,169	$13.18
Granted	102,553	$12.22
Exercised	(26,209)	$6.64
Forfeited or expired	(637,665)	$17.18
Outstanding at August 1, 2015	2,164,848	$12.03	7.1	$5,882

Vested and exercisable at August 1, 2015	965,605	$6.76	5.8	$3,615

          Of the above outstanding shares, 1,541,391 are vested or expected to vest.

Restricted Stock Units

The Company also issues restricted stock units to its non-employee directors and directors not affiliated with Sun Capital (our controlling shareholder) under the Vince 2013 Incentive Plan. A summary of restricted stock unit activity during the six months ended August 1, 2015 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Nonvested restricted stock units at January 31, 2015	12,384	$26.24
Granted	5,341	$15.76
Vested	(989)	$25.28
Nonvested restricted stock units at August 1, 2015	16,736	$22.95

Share-Based Compensation Expense

Share-based compensation expense is recognized over the requisite service period of each share-based payment award and the expense is included as a component of selling, general and administrative expenses in the condensed consolidated statements of operations. Share-based compensation expense for the three months ended August 1, 2015 was a net reversal of $(35), primarily due to option forfeitures as a result of executive departures. Share-based compensation expense for the three months ended August 2, 2014 was $396. Share-based compensation expense for the six months ended August 1, 2015 and August 2, 2014 was $801 and $792, respectively.

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

	Three Months Ended		Six Months Ended
	August 1,	August 2,	August 1,	August 2,
	2015	2014	2015	2014
Weighted-average shares—basic	36,774,752	36,726,319	36,763,933	36,725,023
Effect of dilutive equity securities	-	1,536,639	-	1,467,932
Weighted-average shares—diluted	36,774,752	38,262,958	36,763,933	38,192,955

Because the Company incurred a loss from continuing operations for the three and six months ended August 1, 2015, weighted-average basic shares and weighted average diluted shares outstanding are equal for these periods.

For the three and six months ended August 1, 2015, 715,104 and 770,478 options to purchase shares of the Company’s common stock, respectively, were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive.

For the three and six months ended August 2, 2014, the Company did not include stock options to purchase 64,905 shares of the Company’s common stock, respectively, in the calculations of diluted earnings per share due to their anti-dilutive effect.

Note 9. Commitments and Contingencies

In the second quarter of 2015, a number of senior management departures and announced departures occurred.  In connection with these departures and announced departures, the Company has certain obligations under existing employment arrangements with respect to severance and employee related benefits.  As a result, the Company recognized a charge of $3,717 ($2,861 net of stock forfeitures) for these expected departures within selling, general, and administrative expenses on the condensed consolidated statement of operations for the three months ended August 1, 2015. This charge is reflected within the “unallocated corporate expenses” for segment disclosures. These amounts will be paid over a period of six to eighteen months, starting in the third quarter of fiscal 2015. The remaining accrual of $3,717 is included within total current liabilities on the condensed consolidated balance sheet as of August 1, 2015.

We are currently party to various legal proceedings. While management currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse impact on our financial position or results of operations or cash flows, litigation is subject to inherent uncertainties.

Note 10. Recent Accounting Pronouncements

In July 2015, new accounting guidance on accounting for inventory was issued, which requires entities to measure inventory at the lower of cost and net realizable value. This guidance is effective for interim and annual periods beginning on or after December 15, 2016. The Company is currently evaluating the impact of the adoption of the new accounting guidance on its financial statements.

In April 2015, the FASB issued ASU 2015-03, “Interest-Imputation of Interest.” The standard requires deferred financing costs to be presented on the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts, instead of being presented as a deferred asset in the balance sheet. ASU 2015-03 does not change the recognition and measurement guidance for deferred financing costs. Once adopted, entities are required to apply the new guidance retrospectively to all prior periods presented. ASU 2015-03 is effective for annual periods beginning after December 15, 2015, and interim periods within those fiscal years and early application is permitted. The Company has elected to early adopt the standard, effective February 1, 2015. Accordingly, the condensed consolidated balance sheets as of May 2, 2015 and January 31, 2015 reflect the deferred financing costs as a direct deduction from the carrying amount of our long-term debt. Refer to Note 5, Long-Term Debt, for further information.

In May 2014, FASB issued revenue recognition guidance (ASU No. 2014-09). The new accounting guidance requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  In August 2015, FASB elected to defer the effective dates (ASU No. 2015-14). The updated guidance is now effective for interim and annual periods beginning on or after December 15, 2017. Early adoption is permitted for annual beginning after December 15, 2016, including interim reporting periods within that reporting period.  The Company is currently evaluating the impact of the adoption of the new guidance on its financial statements.

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

The accounting policies of our segments are consistent with those described in Note 1 to the audited Consolidated Financial Statements of VHC for the fiscal year ended January 31, 2015 included in our 2014 Annual Report on Form 10K. Unallocated corporate expenses are comprised of selling, general, and administrative expenses attributable to corporate and administrative activities, and other charges that are not directly attributable to our operating segments. Unallocated corporate assets are comprised of the carrying values of our goodwill and unamortized trademark, deferred tax assets, and other assets that will be utilized to generate revenue for both of our reportable segments.

Our wholesale segment sells apparel to our direct-to-consumer segment at cost. The wholesale intercompany sales of $7,878 and $5,871 have been excluded from the net sales totals presented below for the three months ended August 1, 2015 and August 2, 2014, respectively. The wholesale intercompany sales of $13,694 and $7,902 have been excluded from the net sales totals presented below for the six months ended August 1, 2015 and August 2, 2014, respectively. Furthermore, as intercompany sales are sold at cost, no intercompany profit is reflected in operating income presented below.

Summary information for our operating segments is presented below (in thousands).

	Three Months Ended		Six Months Ended
	August 1,	August 2,	August 1,	August 2,
	2015	2014	2015	2014
Net Sales:
Wholesale	$58,312	$74,344	$96,599	$111,666
Direct-to-consumer	21,681	14,982	43,236	31,112
Total net sales	$79,993	$89,326	$139,835	$142,778
Operating Income:
Wholesale	$7,739	$30,549	$22,016	$43,627
Direct-to-consumer	(1,927)	1,336	444	3,813
Subtotal	5,812	31,885	22,460	47,440
Unallocated expenses	(12,354)	(11,941)	(23,901)	(22,289)
Total operating (loss) income	$(6,542)	$19,944	$(1,441)	$25,151
Capital Expenditures:
Wholesale	$265	$475	$997	$565
Direct-to-consumer	2,585	1,971	5,486	3,086
Unallocated corporate	1,933	3,567	4,560	3,700
Total capital expenditure	$4,783	$6,013	$11,043	$7,351

	August 1, 2015	January 31, 2015
Total Assets:
Wholesale	$69,803	$70,635
Direct-to-consumer	35,293	33,793
Unallocated corporate	278,738	274,220
Total assets	$383,834	$378,648

Note 12. Related Party Transactions

Shared Services Agreement

In connection with the consummation of our IPO on November 27, 2013, Vince, LLC entered into a Shared Services Agreement pursuant to which Kellwood provides support services in various operational areas, including, among other things, e-commerce operations, distribution, logistics, information technology, accounts payable, credit and collections and payroll and benefits. Since the IPO, we have been working on transitioning certain back office functions performed by Kellwood under the Shared Services Agreement. Among these functions that have transitioned to Vince are certain accounting related functions as well as benefits administration. We have also been working on developing our own information technology infrastructure and are now in the process of implementing our own enterprise resource planning (“ERP”) system. We have engaged with a new e-commerce platform provider and are still developing that system.  The new ERP system is also under development.  Until those systems are implemented, we will continue to utilize the Kellwood information technology infrastructure, including e-commerce platform systems, under the Shared Services Agreement.

We are invoiced by Kellwood monthly for the services provided under the Shared Services Agreement and generally are required to pay within 15 business days of receiving such invoice. The payments will be trued-up and can be disputed once each fiscal quarter is completed. As of August 1, 2015, we have recorded $1,428 in other accrued expenses to recognize amounts payable to Kellwood under the Shared Services Agreement.

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

The Company had expected to make a required payment under the Tax Receivable Agreement in the fourth quarter of 2015.  As a result of lower than expected cash from operations due to weaker than projected performance, and the level of projected availability under the Company’s Revolving Credit Facility, we concluded that we would not be able to fund the payment when due. Accordingly, on September 1, 2015, we entered into an amendment to the Tax Receivable Agreement with Sun Cardinal, LLC, an affiliate of Sun Capital Partners, Inc., for itself and as a representative of the other stockholders parties thereto.  Pursuant to this amendment, Sun Cardinal agreed to postpone payment of the tax benefit with respect to the 2014 taxable year, estimated at approximately $22,818 plus accrued interest, to September 15, 2016.  As a result, the $22,818 plus accrued interest was reclassified from other accrued expenses to other liabilities on the condensed consolidated balance sheet.  As of August 1, 2015 our obligation under the Tax Receivable Agreement is $168,964 and has a remaining term of nine years and is included as a component of other liabilities on our condensed consolidated balance sheet.  The amendment to the Tax Receivable Agreement also waived the application of a default interest rate at LIBOR plus 500 basis points per annum on the postponed payment. The interest rate on the postponed payment will remain at LIBOR plus 200 basis points per annum.

Sun Capital Consulting Agreement

On November 27, 2013, we entered into an agreement with Sun Capital Management to (i) reimburse Sun Capital Management or any of its affiliates providing consulting services under the agreement for out-of-pocket expenses incurred in providing consulting services to us and (ii) provide Sun Capital Management with customary indemnification for any such services.

During the three and six months ended August 1, 2015, we paid Sun Capital Management approximately $7 and $29, respectively, for reimbursement of expenses under the Sun Capital Consulting Agreement.

Executive Officers

On September 1, 2015, the board of directors of the Company appointed Mark E. Brody to serve as the Interim Chief Executive Officer.  On the same day, Jill Granoff, our former Chief Executive Officer, departed the Company.  Mr. Brody served as the Company’s Interim Chief Financial Officer and Treasurer of the Company since June 2015. Mr. Brody also serves as a member of the Company’s board of directors.  Mr. Brody will receive $63 per month and the reimbursement of reasonable cost of transportation and housing on a tax grossed-up basis while he serves as the Interim Chief Executive Officer, and will receive no additional compensation for serving as a director of the Company. On September 1, 2015, David Stefko was appointed by the board of directors of the Company to serve as the Interim Chief Financial Officer and Treasurer of the Company.  Mr. Stefko will receive $43 per month and the reimbursement of reasonable cost of transportation and housing on a tax grossed-up basis while he serves as the Interim Chief Financial Officer and Treasurer of the Company.  Both Mr. Brody and Mr. Stefko were employees of Sun Capital Partners, Inc. prior to their appointment to the positions at the Company.  Affiliates of Sun Capital Partners, Inc. own approximately 56% of the outstanding shares of our common stock.  Mr. Brody and Mr. Stefko are currently on leave of absence from their positions at Sun Capital Partners, Inc.   While each of Mr. Brody and Stefko are on a leave of absence from Sun Capital Partners, they continue to be covered by Sun Capital Partner’s health and welfare benefit plans and are eligible to receive a bonus under Sun Capital Partner’s annual bonus plan related to their work at Sun Capital Partners. In addition, Messrs. Brody and Stefko are partners in one or more investment partnerships that are affiliated with Sun Capital Partners that beneficially own shares of common stock of the Company.

Note 13.  Subsequent Events

On September 3, 2015, the Company commenced a tender offer to exchange certain options to purchase shares of its common stock, whether vested or unvested, from eligible employees. None of the executive officers and senior members of the Company who have departed in the recent months, including Jill Granoff, our former Chief Executive Officer, Lisa Klinger, our former Chief Financial Officer, Karin Gregersen, our former President and Chief Creative Officer, our former general counsel and our former senior vice president of retail operations, is eligible to participate in the option exchange. Our Interim Chief Executive Officer and Interim Chief Financial Officer are also not eligible to participate in the option exchange.  The exchange ratio for this offer will be one-to-one (one stock option exchanged for every one new stock option granted). This tender offer is expected to expire on October 2, 2015 unless extended and is subject to the terms and conditions set forth in the materials included in the Company’s Schedule TO, dated September 3, 2015, which was filed with the Securities and Exchange Commission on September 3, 2015. If all eligible stock options are exchanged, existing options to purchase approximately 445,178 shares as of September 1, 2015, will be cancelled and options to purchase the same amount will be granted. The purpose of this exchange is to foster retention of our valuable employees and better align the interests of our employees and shareholders to maximize shareholder value.

.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes our consolidated operating results, financial condition and liquidity during each of the three and six month periods ended August 1, 2015 and August 2, 2014, respectively. The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report on Form 10-Q.

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

Executive Overview

Vince is a leading contemporary fashion brand best known for modern effortless style and everyday luxury essentials. Founded in 2002, the brand now offers a wide range of women’s and men’s apparel, women’s and men’s footwear, and handbags. Vince products are sold in prestige distribution worldwide, including over 2,500 distribution points across 44 countries. While we have recently experienced a slowdown in sales growth, we believe that we can generate growth by expanding our product offering, expanding our selling into international markets, and growing our own branded retail and e-commerce direct-to-consumer businesses.

On September 1, 2015, the board of directors of the Company (the “Board’) approved the appointment of Mark E. Brody to serve as the Interim Chief Executive Officer of the Company.  On the same date, the Board approved the appointment of David Stefko to serve as the Interim Chief Financial Officer and Treasurer of the Company.  The Board is currently working with executive search firms to identify potential Chief Executive Officer and Chief Financial Officer candidates.  See “Item 1A—Risk Factors” for more information.

As of August 1, 2015, our products are sold at 2,539 doors through our wholesale partners in the U.S. and international markets and we operated 42 retail stores, including 32 full price stores and 10 outlet stores, throughout the United States.

The following is a summary of highlights during the three months ended August 1, 2015:

●	Our net sales totaled $80.0 million, reflecting a 10.4% decrease over prior year net sales of $89.3 million.
●

Our wholesale net sales decreased 21.6% to $58.3 million and our direct-to-consumer net sales increased 44.7% to $21.7 million.  Comparable store sales including e-commerce grew 13.4% compared to last year.

●

Net loss for the quarter was $(5.0) million compared to net income of $10.5 million in the prior year second quarter.  The net loss in the current year included pre-tax charges of $16.8 million associated with inventory write-downs of excess and aged product inventory to expected net realizable value and $2.9 million related to net management transition costs associated with employee departures.

●	We opened one new retail store during the three months ended August 1, 2015.
●	We amended our Revolving Credit Facility, increasing the borrowing capacity from $50.0 million to $80.0 million subject to the $70.0 million loan cap and extended the maturity date to June 2020.
●

As of August 1, 2015 we had $84.8 million of total debt principal outstanding comprised of $50.0 million outstanding on our Term Loan Facility and $34.8 million outstanding on our Revolving Credit Facility.

●	We continued to invest in new stores, shop-in-shop build-outs and infrastructure related to our IT migration efforts.

We serve our customers through a variety of channels that reinforce the Vince brand image. Our diversified channel strategy allows us to introduce our products to customers through multiple distribution points that are reported in two segments: wholesale and direct-to-consumer. The following is a summary of our wholesale and direct-to-consumer net sales for the three and six months ended August 1, 2015 and August 2, 2014, respectively:

	Three Months Ended		Six Months Ended
	August 1,	August 2,	August 1,	August 2,
(in thousands)	2015	2014	2015	2014
Net Sales by Segment:
Wholesale	$58,312	$74,344	$96,599	$111,666
Direct-to-consumer	21,681	14,982	43,236	31,112
Total net sales	$79,993	$89,326	$139,835	$142,778

While we believe our growth strategy offers significant opportunities, it also presents risks and challenges, including among others, the risks that we may not be able to match inventory purchases with demand, hire and train qualified associates, that our new product offerings and expanded sales channels may not maintain or enhance our brand image and that our distribution facilities and information systems may not be adequate to support our growth plans. For a more complete discussions of risks facing our business see “Item 1A—Risk Factors” of this report on Form 10-Q as well as in our 2014 Annual Report on Form 10-K.

Results of Operations

The following table presents our operating results as a percentage of net sales as well as earnings per share data (dollars in thousands, except per share data) for the three and six months ended August 1, 2015 and August 2, 2014:

	Three Months Ended				Six Months Ended
	August 1, 2015		August 2, 2014		August 1, 2015		August 2, 2014

(In thousands, except share data, store and door counts and percentages)
Statement of Operations:
Net sales	$79,993	100.0%	$89,326	100.0%	$139,835	100.0%	$142,778	100.0%
Cost of products sold	59,204	74.0%	45,312	50.7%	88,305	63.1%	72,353	50.7%
Gross profit	20,789	26.0%	44,014	49.3%	51,530	36.9%	70,425	49.3%
Selling, general and administrative expenses	27,331	34.2%	24,070	27.0%	52,971	37.9%	45,274	31.7%
(Loss) Income from operations	(6,542)	(8.2)%	19,944	22.3%	(1,441)	(1.0)%	25,151	17.6%
Interest expense, net	1,623	2.0%	2,485	2.8%	2,939	2.1%	5,335	3.7%
Other expense, net	350	0.4%	435	0.4%	491	0.4%	485	0.4%
(Loss) Income before income taxes	(8,515)	(10.6)%	17,024	19.1%	(4,871)	(3.5)%	19,331	13.5%
(Benefit) Provision for income taxes	(3,489)	(4.3)%	6,523	7.3%	(2,299)	(1.7)%	7,446	5.2%
Net (loss) income	$(5,026)	(6.3)%	$10,501	11.8%	$(2,572)	(1.8)%	$11,885	8.3%
(Loss) Earnings per share:
Basic earnings per share	$(0.14)		$0.29		$(0.07)		$0.32
Diluted (loss) earnings per share	$(0.14)		$0.27		$(0.07)		$0.31
Other Operating and Financial Data:
Total wholesale doors at end of period	2,539		2,378		2,539		2,378
Total stores at end of period	42		31		42		31
Comparable store sales growth (1) (2)	13.4%		11.7%		11.5%		12.7%

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

(2)

Beginning with the first quarter of 2015, a store is included in the comparable store sales calculation after it has completed at least 13 full fiscal months of operations. Non-comparable store sales include new stores which have not completed at least 13 full fiscal months of operations and sales from closed stores. In the event that we relocate, or change square footage of an existing store, we would treat that store as a non-comparable store until it has completed at least 13 full fiscal months of operation following the relocation or square footage adjustment. For 53-week fiscal years, we adjust comparable store sales to exclude the additional week. There may be variations in the way in which some of our competitors and other retailers calculate comparable store sales.

Three Months Ended August 1, 2015 Compared to Three Months Ended August 2, 2014

Net sales for the three months ended August 1, 2015 were $80.0 million, decreasing $9.3 million, or 10.4%, versus $89.3 million for the three months ended August 2, 2014.

	Net Sales by Segment
	Three Months Ended
	August 1,	August 2,
(in thousands)	2015	2014
Net Sales:
Wholesale	$58,312	$74,344
Direct-to-consumer	21,681	14,982
Total net sales	$79,993	$89,326

Net sales from our wholesale segment decreased $16.0 million, or 21.6%, to $58.3 million in the three months ended August 1, 2015, primarily driven by lower full price customer reorders and lower off price orders in the second quarter.   Despite the downturn in our sales performance, the contraction of our wholesale business was partially offset by an increase in net wholesale doors of 161 and added 27 additional shop-in-shops with our wholesale partners since the end of the second quarter of fiscal 2014.

Net sales from our direct-to-consumer segment increased 44.7% to $21.7 million in the three months ended August 1, 2015 from $15.0 million in the three months ended August 2, 2014. Approximately $1.9 million of the sales growth is attributable to comparable store sales growth of 13.4% including e-commerce.  Non-comparable store sales contributed approximately $4.8 million of the sales growth. Since the prior year second quarter, 11 new stores have opened bringing our total retail store count to 42 as of August 1, 2015 compared to 31 as of August 2, 2014.

Gross profit decreased 52.8% to $20.8 million for the three months ended August 1, 2015 versus $44.0 million in the prior year. As a percentage of sales, gross margin was 26.0%, compared with 49.3% in the prior year second quarter. Gross profit and margin were negatively impacted by a $(16.8) million charge associated with write-downs of excess inventory and aged product to expected realizable value in the current quarter.  Of this charge, $(14.4) million is attributable to the Company’s decision to accelerate disposition of aged and excess product, with the balance relating to normal, recurring provisions based on existing accounting policy for aged inventory.  The total gross margin rate decrease was driven primarily by the following factors:

●	Higher year-over-year inventory reserve charge impacted gross margins negatively by (2005) basis points;
●	The unfavorable impact from markdowns and chargebacks contributed negatively by (595) basis points;
●	Favorable increased sales penetration of the direct-to-consumer segment contributed 225 basis points of improvement; and
●	The impact from other costs and supply chain margin initiatives had a net favorable impact of 45 basis points.

Selling, general and administrative expenses for the three months ended August 1, 2015 were $27.3 million, increasing $3.3 million, or 13.5%, versus $24.1 million for the three months ended August 1, 2014. Selling, general and administrative expenses as a percent of sales was 34.2% and 27.0% for the three months ended August 1, 2015 and August 2, 2014, respectively. Selling, general and administrative expenses in the current year quarter include a $2.9 million charge for net management transition costs.  As we continue to invest in our growth and from our recent decline in sales, our selling, general and administrative expenses as a percent of sales have deleveraged. The increase in selling, general and administrative expenses compared to the prior fiscal year period is primarily due to:

●	Increase in compensation expense of $2.5 million, primarily driven by $2.9 million of net management transition charges associated with employee departures
●	Increase in depreciation expense of $1.1 million due to new retail stores, shop-in-shop investments and our new headquarter office spaces.
●	Increase in rent and occupancy costs of $0.8 million due primarily to new retail store openings and our new headquarter office and showroom spaces; and
●

The above increases were partially offset by $(0.9) million of lower costs charged under our Shared Services Agreement as we have transitioned certain back office support functions in-house that were previously performed by Kellwood under the Shared Services Agreement and $0.2 million reduction in other supporting expenses.

Operating income by segment for the three months ended August 1, 2015 and the three months ended August 2, 2014 is summarized in the following table:

	Operating Income by Segment
	Three Months Ended
	August 1,	August 2,
	2015	2014
(in thousands)
Wholesale	$7,739	$30,549
Direct-to-consumer	(1,927)	1,336
Subtotal	5,812	31,885
Unallocated expenses	(12,354)	(11,941)
Total operating (loss) income	$(6,542)	$19,944

Operating income from our wholesale segment decreased $22.8 million, or 74.7%, to $7.7 million in the three months ended August 1, 2015 from $30.5 million in the three months ended August 2, 2014. This decrease was primarily driven by the impact of the lower gross margin performance due to wholesale inventory reserves of $(13.1) million and sales volume decrease noted above.

Operating income from our direct-to-consumer segment decreased by $3.3 million to $(1.9) million in the three months ended August 1, 2015 from $1.3 million in the three months ended August 2, 2014. The decrease resulted primarily from the impact of inventory reserves of $(3.7) million combined with lower gross margins driven by higher promotional activity.

Interest expense decreased $0.9 million, or 34.7%, to $1.6 million in the three months ended August 1, 2015 from $2.5 million in the three months ended August 2, 2014.  The reduction in interest expense is primarily due to the lower overall debt balances since August 2, 2014 as a result of voluntary prepayments on our Term Loan Facility and net borrowings against Revolving Credit Facility with more favorable interest rates.

Other expense, net, was $0.3 million and $0.4 million for the three months ended August 1, 2015 and August 2, 2014, respectively.

Provision for income taxes for the three months ended August 1, 2015 was $(3.5) million benefit as compared to $6.5 million for the three months ended August 2, 2014. Our effective tax rate on pretax income for the three months ended August 1, 2015 and the three months ended August 2, 2014 was 41.0% and 38.3%, respectively. The effective tax rate for the three months ended August 1, 2015 differed from the U.S. statutory rate of 35% primarily due to state taxes. Our effective tax rate for the three months ended August 2, 2014 differed from the U.S. statutory rate of 35% primarily due to state taxes offset in part by changes in our valuation allowance.

Net loss was $(5.0) million in the three months ended August 1, 2015 versus net income of $10.5 million in the three months ended August 2, 2014. The $(15.5) million decrease in net income was primarily due to the pre-tax charges of $(14.4) million related to inventory reserves, $(2.9) million related to net management transition costs, ($8.8) million related to decreases in gross profit, partially offset by favorable interest expense of $0.9 million and the provision for income taxes of $10.0 million related to all of the above.

Six Months Ended August 1, 2015 Compared to Six Months Ended August 2, 2014

Net sales for the six months ended August 1, 2015 were $139.8 million, decreasing $2.9 million, or 2.1%, versus $142.8 million for the six months ended August 2, 2014.

	Net Sales by Segment
	Six Months Ended
	August 1,	August 2,
(in thousands)	2015	2014
Net Sales:
Wholesale	$96,599	$111,666
Direct-to-consumer	43,236	31,112
Total net sales	$139,835	$142,778

Net sales from our wholesale segment decreased $15.1 million, or 13.5%, to $96.6 million in the six months ended August 1, 2015 from $111.7 million in the six months ended August 2, 2014.  The decrease from the prior year is primarily due to the lower sell-through, lower full price customer reorders and lower off price orders in the second quarter. The contraction of our wholesale business was partially offset by an increase in net wholesale doors of 161 and we added 27 additional shop-in-shops with our wholesale partners since the end of the second quarter of fiscal 2014.

Net sales from our direct-to-consumer segment increased $12.1 million, or 39.0%, to $43.2 million in the six months ended August 1, 2015 from $31.1 million in the six months ended August 2, 2014. Approximately $3.5 million of the sales growth is attributable to comparable store sales growth of 11.5% including e-commerce. Non-comparable store sales contributed approximately $8.7 million of the sales growth and includes the impact of 11 new stores that have opened since the end of the same period in the prior fiscal year, bringing our total retail store count to 42 as of August 1, 2015 compared to 31 as of August 2, 2014.

Gross profit decreased 26.8% to $51.5 million for the six months ended August 1, 2015 versus $70.4 million in the prior year. As a percentage of sales, gross margin was 36.9%, compared with 49.3% in the prior year. Gross profit and gross margin were negatively impacted by the full year $(19.6) million inventory reserve charge in the current year. Of this charge, $(14.4) million is attributable to the Company’s decision to accelerate disposition of excess and aged product, with the balance relating to normal, recurring provisions based on existing accounting policy for aged inventory.  The total gross margin rate decrease was driven primarily by the following factors:

●	Higher year-over-year inventory reserve charge impacted gross margins negatively by (1210) basis points;
●	The impact from higher assistance to wholesale partners had a combined negative impact of (330) basis points;
●	Increased sales penetration of the direct-to-consumer segment contributed 180 basis points of improvement; and
●	The impact from other costs and supply chain margin initiatives had a net favorable impact of 120 basis points.

Selling, general and administrative expenses for the six months ended August 1, 2015 were $53.0 million, increasing $7.7 million, or 17.0%, versus $45.3 million for the six months ended August 1, 2014. Selling, general and administrative expenses as a percent of sales was 37.9% and 31.7% for the six months ended August 1, 2015 and August 2, 2014, respectively. Selling, general and administrative expenses in the current year include a $2.9 million charge for net management transition costs. Selling, general and administrative expenses in the prior year include $0.6 million of costs incurred by the Company related to the secondary offering by certain stockholders of the company completed in July 2014.  As we continue to invest in our growth and from our recent decline in sales, our selling, general and administrative expenses as a percent of sales have deleveraged. The increase in selling, general and administrative expenses compared to the prior fiscal year period is primarily due to:

●

Increase in compensation expense of $4.1 million, primarily driven by $2.9 million of net management transition charges including share-based and incentive compensation, employee benefits and related increases due to hiring and retaining additional employees to support our growth plans;

●	Increase in rent and occupancy costs of $2.4 million due primarily to new retail store openings and our new headquarter office and showroom spaces;

●	Increase in depreciation expense of $1.9 million due to new retail stores, shop-in-shop investments and our new headquarter office spaces.
●	Increase in marketing, advertising and promotional expenses of $0.9 million to support our brand awareness growth efforts; and
●

The above increases were partially offset by $(1.6) million of lower costs charged under our Shared Services Agreement as we have transitioned certain back office support functions in-house that were previously performed by Kellwood under the Shared Services Agreement.

Operating income by segment for the six months ended August 1, 2015 and the six months ended August 2, 2014 is summarized in the following table:

	Operating Income by Segment
	Six Months Ended
	August 1,	August 2,
	2015	2014
(in thousands)
Wholesale	$22,016	$43,627
Direct-to-consumer	444	3,813
Subtotal	22,460	47,440
Unallocated expenses	(23,901)	(22,289)
Total operating (loss) income	$(1,441)	$25,151

Operating income from our wholesale segment decreased $21.6 million to $22.0 million in the six months ended August 1, 2015 from $43.6 million in the six months ended August 2, 2014. This decrease was driven by the lower gross margin performance due to wholesale inventory reserves of $(14.7) million and sales volume decrease noted above.

Operating income from our direct-to-consumer segment decreased by $3.4 million to $0.4 million in the six months ended August 1, 2015 from $3.8 million in the six months ended August 2, 2014. The decrease resulted primarily from the impact of inventory reserves of $(4.9) million combined with lower gross margins driven by higher promotional activity.

Interest expense decreased $2.4 million, or 44.9%, to $2.9 million in the six months ended August 1, 2015 from $5.3 million in the six months ended August 2, 2014.  The reduction in interest expense is primarily due to the lower overall debt balances since August 2, 2014, as a result of voluntary prepayments on our Term Loan Facility and borrowings against Revolving Credit Facility with more favorable interest rates.

Other expense, net, was $0.5 million for both the six months ended August 1, 2015 and the six months ended August 2, 2014.

Provision for income taxes for the six months ended August 1, 2015 was $(2.3) million benefit, as compared to $7.4 million for the six months ended August 2, 2014. Our effective tax rate on pretax income for the six months ended August 1, 2015 and the six months ended August 2, 2014 was 47.2% and 38.5%, respectively. The effective tax rate for the six months ended August 1, 2015 differed from the U.S. statutory rate of 35% primarily due to state taxes and the favorable impact of recent changes to the New York City tax laws that impacted the net operating loss deferred tax assets. Our effective tax rate for the six months ended August 2, 2014 differed from the U.S. statutory rate of 35% primarily due to state taxes offset in part by changes in our valuation allowance.

Net loss was $(2.6) million in the six months ended August 1, 2015 versus net income of $11.9 million in the six months ended August 2, 2014. The $(14.5) million decrease in net income was primarily due to pre-tax charges of $(14.4) million related to inventory reserves, $(2.9) million of net management transition costs, $(4.5) million related to decreases in gross profit, and ($4.8) million of increased selling, general and administrative expenses, partially offset by favorable interest expense of $2.4 million and the provision for income taxes of $9.7 million related to all of the above.

Liquidity and Capital Resources

Our sources of liquidity are our cash and cash equivalents, cash flows from operations and borrowings available under the Revolving Credit Facility. Our primary cash needs are capital expenditures for new stores and related leasehold improvements, for investment in new ERP platform and related infrastructure, meeting our debt service requirements, paying amounts due per the Tax Receivable Agreement, and funding working capital requirements. The most significant components of our working capital are cash and cash equivalents, accounts receivable, inventories, accounts payable and other current liabilities.

Management believes that our current balances of cash and cash equivalents, cash flow from operations and amounts available under the Revolving Credit Facility will be adequate to fund our debt service requirements, obligations under our Tax Receivable Agreement as amended, planned capital expenditures and working capital needs for at least the next twelve months.

The Company had expected to make a required payment under the Tax Receivable Agreement in the fourth quarter of 2015.  As a result of lower than expected cash from operations due to weaker than projected performance, and the level of projected availability under the Company’s Revolving Credit Facility, we concluded that we would not be able to fund the payment when due.  Accordingly, on September 1, 2015, we entered into an amendment to the Tax Receivable Agreement with Sun Cardinal, LLC, an affiliate of Sun Capital Partners, Inc., for itself and as a representative of the other stockholders parties thereto.  Pursuant to this amendment, Sun Cardinal agreed to postpone payment of the tax benefit with respect to the 2014 taxable year, estimated at approximately $22.8 million plus accrued interest, to September 15, 2016.  As a result, the $22.8 million plus accrued interest was reclassified from other accrued expenses to other liabilities on the condensed consolidated balance sheet.  As of August 1, 2015 our obligation under the Tax Receivable Agreement is $169.0 million and has a remaining term of nine years and is included as a component of other liabilities on our condensed consolidated balance sheet.  The amendment to the Tax Receivable Agreement also waived the application of a default interest rate at LIBOR plus 500 basis points per annum on the postponed payment. The interest rate on the postponed payment will remain at LIBOR plus 200 basis points per annum. See “Item 1A ---Risk Factors ---Our ability to continue to have the liquidity necessary to service our debt, meet contractual payment obligations, including under the Tax Receivable Agreement and fund our operations depends on many factors, including our ability to generate sufficient cash flow from operations and maintain adequate availability under the Revolving Credit Facility.”

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

Operating Activities

	Six Months Ended
	August 1, 2015	August 2, 2014
(in thousands)
Operating activities
Net (loss) income	$(2,572)	$11,885
Add (deduct) items not affecting operating cash flows:
Depreciation	3,803	1,849
Amortization of intangible assets	299	299
Amortization of deferred financing costs	664	597
Amortization of deferred rent	1,301	1,246
Deferred income taxes	(441)	7,415
Share-based compensation expense	801	792
Loss on disposal of property, plant and equipment	309	—
Changes in assets and liabilities:
Receivables, net	11,118	1,894
Inventories, net	(8,147)	(24,676)
Prepaid expenses and other current assets	(88)	2,318
Accounts payable and accrued expenses	6,997	12,596
Other assets and liabilities	37	194
Net cash provided by operating activities	$14,081	$16,409

Net cash provided by operating activities during the six months ended August 1, 2015 was $14.1 million, which consisted of net loss of $2.6 million, impacted by non-cash items of $6.7 million and cash provided from working capital of $9.9 million. Net cash provided from working capital primarily resulted from a $11.1 million decrease in accounts receivable due primarily to the timing of current year collections from prior year receivables and lower wholesale sales performance.  Additional increases in accounts payable and accrued expenses of $7.0 million, also contributed primarily due to inventory purchases prior to reserves, partially offset by accrued expenses. The increase in accounts payable and accrued expenses was offset by an $8.1 million net increase in inventories.  Gross inventory increased $27.7 million due to new store additions, increased handbag inventory, and higher in-transit inventory which were offset in part by an increased in our reserves of $19.6 million associated with excess and aged product inventory.

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

Investing Activities

	Six Months Ended
	August 1, 2015	August 2, 2014
(in thousands)
Investing activities
Payments for capital expenditures	$(11,043)	$(7,351)
Net cash used in investing activities	$(11,043)	$(7,351)

Net cash used in investing activities represents capital expenditures, primarily related to retail store build-outs, including leasehold improvements, costs related to the build out of our new corporate office space, store fixtures as well as expenditures for our shop-in-shop spaces operated by certain distribution partners and the investment in new ERP systems and related infrastructure. Net cash used in investing activities increased $3.7 million from $7.4 million used during the six months ended August 2, 2014 to $11.0 million used during the six months ended August 1, 2015. The increase is primarily attributable to an increase in capital expenditures for construction of additional retail stores and shop-in-shop build outs, costs associated with our IT migration project, e-commerce platform migration and the build-out of our new corporate office spaces.

Financing Activities

	Six Months Ended
	August 1, 2015	August 2, 2014
(in thousands)
Financing activities
Proceeds from borrowings under the Revolving Credit Facility	$54,402	$27,100
Payments for Revolving Credit Facility	(42,554)	(4,500)
Payments for Term Loan Facility	(15,000)	(53,000)
Fees paid for Term Loan Facility and Revolving Credit Facility	(85)	(114)
Stock option exercise	175	34
Net cash used in financing activities	$(3,062)	$(30,480)

Net cash used in financing activities was $3.1 million during the six months ended August 1, 2015, primarily consisting of voluntary prepayments totaling $15.0 million on the Term Loan Facility partially offset by net proceeds from borrowings on our Revolving Credit Facility of $11.8 million.

Net cash used in financing activities was $30.5 million during the six months ended August 2, 2014, primarily consisting of voluntary prepayments totaling $53.0 million on the Term Loan Facility, partially offset by $22.6 million of net borrowings under our Revolving Credit Facility.

Revolving Credit Facility

On November 27, 2013, Vince, LLC entered into a $50.0 million senior secured revolving credit facility (as amended from time to time, the “Revolving Credit Facility”) with Bank of America, N.A. (“BofA”), as administrative agent. Vince, LLC is the borrower and VHC and Vince Intermediate Holding, LLC, a direct subsidiary of VHC and the direct parent company of Vince, LLC (“Vince Intermediate”), are the guarantors under the Revolving Credit Facility. On June 3, 2015, Vince LLC entered into a first amendment to the Revolving Credit Facility, that among other things, increased the aggregate commitments under the facility from $50.0 million to $80.0 million, subject to a loan cap of $70.0 million until debt obligations under the Company’s term loan facility have been paid in full, and extended the maturity date from November 27, 2018 to June 3, 2020.  The Revolving Credit Facility also provides for a letter of credit sublimit of $25.0 million (plus any increase in aggregate commitments) and an accordion option that allows for an increase in aggregate commitments up to $20.0 million. Interest is payable on the loans under the Revolving Credit Facility at either the LIBOR or the Base Rate, in each case, with applicable margins subject to a pricing grid based on an excess availability calculation. The “Base Rate” means, for any day, a fluctuating rate per annum equal to the highest of (i) the rate of interest in effect for such day as publicly announced from time to time by BofA as its prime rate; (ii) the Federal Funds Rate for such day, plus 0.50%; and (iii) the LIBOR Rate for a one month interest period as determined on such day, plus 1.0%. During the continuance of an event of default and at the election of the required lender, interest will accrue at a rate of 2% in excess of the applicable non-default rate.

The Revolving Credit Facility contains a maintenance requirement that, at any point when “Excess Availability” is less than the greater of (i) 15% percent of the adjusted loan cap or (ii) $10.0 million, and continuing until Excess Availability exceeds the greater of such amounts for 30 consecutive days, during which time, Vince, LLC must maintain a consolidated EBITDA (as defined in the Revolving Credit Facility) equal to or greater than $20.0 million. We have not been subject to this maintenance requirement as Excess Availability was greater than the required minimum.

The Revolving Credit Facility contains representations and warranties, other covenants and events of default that are customary for this type of financing, including limitations on the incurrence of additional indebtedness, liens, negative pledges, guarantees, investments, loans, asset sales, mergers, acquisitions, prepayment of other debt, the repurchase of capital stock, transactions with affiliates, and the ability to change the nature of its business or its fiscal year. The Revolving Credit Facility generally permits dividends in the absence of any event of default (including any event of default arising from the contemplated dividend), so long as (i) after giving pro forma effect to the contemplated dividend, for the following six months Excess Availability will be at least the greater of 20% of the aggregate lending commitments and $10.0 million and (ii) after giving pro forma effect to the contemplated dividend, the “Consolidated Fixed Charge Coverage Ratio” for the 12 months preceding such dividend shall be greater than or equal to 1.1 to 1.0 (provided that the Consolidated Fixed Charge Coverage Ratio may be less than 1.1 to 1.0 if, after giving pro forma effect to the contemplated dividend, Excess Availability for the six fiscal months following the dividend is at least the greater of 35% of the aggregate lending commitments and $15.0 million). We are in compliance with applicable financial covenants.

As of August 1, 2015, the availability under the Revolving Credit Facility was $27.9 million net of the amended loan cap and there were $34.8 million of borrowings outstanding and $7.2 million of letters of credit outstanding under the Revolving Credit Facility. The weighted average interest rate for borrowings outstanding under the Revolving Credit Facility as of August 1, 2015 was approximately 2.1%. As of August 2, 2014, the availability on the Revolving Credit Facility was $20.1 million and there was $22.6 million of borrowings outstanding and $7.3 million of letters of credit outstanding under the Revolving Credit Facility.

Term Loan Facility

On November 27, 2013, in connection with the closing of the IPO and related Restructuring Transactions, Vince, LLC and Vince Intermediate entered into a $175.0 million senior secured term loan credit facility (the “Term Loan Facility”) with the lenders party thereto, BofA, as administrative agent, JP Morgan Chase Bank and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers, and Cantor Fitzgerald as documentation agent. The Term Loan Facility will mature on November 27, 2019. On November 27, 2013, net borrowings under the Term Loan Facility were used at closing, together with proceeds from the initial public offering, to repay the Kellwood Note Receivable issued by Vince Intermediate to Kellwood Company, LLC immediately prior to the consummation of the initial public offering as part of the related restructuring transactions.

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

Through August 1, 2015, on an inception to date basis, we have made voluntary prepayments totaling $125.0 million in the aggregate on the original $175.0 million Term Loan Facility entered into on November 27, 2013. Of the $125.0 million of aggregate voluntary prepayments made to date, $15.0 million was paid during the six months ended August 1, 2015. As of August 1, 2015, the Company had $50.0 million of debt outstanding under the Term Loan Facility.

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

A summary of our critical accounting policies is included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2014 Annual Report on Form 10-K. As of August 1, 2015, there have been no material changes to the critical accounting policies contained therein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our principal market risk relates to interest rate sensitivity, which is the risk that changes in interest rates will reduce our net income or net assets. Our variable rate debt consists of borrowings under the Term Loan Facility and Revolving Credit Facility. Our current interest rate on the Term Loan Facility is based on the Eurodollar rate (subject to a 1.00% floor) plus 4.75%. Our interest rate on the Revolving Credit Facility is based on the Eurodollar rate or the Base Rate (as defined in the Revolving Credit Facility) with applicable margins subject to a pricing grid based on excess availability. As of August 1, 2015, a one percentage point increase in the interest rate on our variable rate debt would result in additional interest expense of approximately $0.8 million for the $84.8 million of debt principal borrowings outstanding under the Term Loan Facility and Revolving Credit Facility as of such date, calculated on an annual basis.

On September 1, 2015, we entered into an amendment to the Tax Receivable Agreement with Sun Cardinal, LLC, an affiliate of Sun Capital Partners, Inc., for itself and as a representative of the other stockholders parties thereto.  Pursuant to this amendment, Sun Cardinal agreed to postpone payment of the tax benefit with respect to the 2014 taxable year estimated at approximately $22.8 million plus accrued interest, to September 15, 2016.  The amendment to the Tax Receivable Agreement also waived the application of a default interest rate at LIBOR plus 500 basis points per annum on the postponed payment. The interest rate on the postponed payment will remain at LIBOR plus 200 basis points per annum. As of August 1, 2015, a one percentage point increase in the interest rate would result in additional interest expense of approximately $0.2 million for the $22.8 million Tax Receivable Agreement as of such date, calculated on an annual basis.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of August 1, 2015.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended August 1, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There have not been any material changes from the risk factors disclosed in our 2014 Annual Report on Form 10-K, other than the following:

Our ability to continue to have the liquidity necessary to service our debt, meet contractual payment obligations, including under the Tax Receivable Agreement, and fund our operations depends on many factors, including our ability to generate sufficient cash flow from operations and maintain adequate availability under the Revolving Credit Facility.

Our ability to timely service our indebtedness, meet contractual payment obligations and to fund our operations will depend on our ability to generate sufficient cash, either through cash flows from operations or borrowing availability under the Revolving Credit Facility. Our recent financial results have been, and our future financial results are expected to be, subject to substantial fluctuations impacted by business conditions and macroeconomic factors. While we remain confident that we will have sufficient liquidity for the next twelve months, there can be no assurances that we will be able to generate sufficient cash flow from operations to meet our liquidity needs, or that we will have the necessary availability under the Revolving Credit Facility when liquidity needs arise.  In the event that we are unable to timely service our debt service, meet other contractual payment obligations or fund our other liquidity needs, we may need to refinance all or a portion of our indebtedness before maturity, seek waivers of or amendments to our contractual obligations for payment, reduce or delay scheduled expansions and capital expenditures or sell material assets or operations.  Payment defaults under our debt agreements or other contracts could result in a default under the Term Loan Facility or the Revolving Credit Facility, which could result in all amounts outstanding under those credit facilities becoming immediately due and payable.  Additionally, the lenders under those credit facilities would not be obligated to lend us additional funds.

The Company had expected to make a required payment under the Tax Receivable Agreement in the fourth quarter of 2015.  As a result of lower than expected cash from operations due to weaker than projected performance, and the level of projected availability under the Company’s Revolving Credit Facility, we concluded that we would not be able to fund the payment when due.  Accordingly, on September 1, 2015, we entered into an amendment to the Tax Receivable Agreement with Sun Cardinal, LLC, an affiliate of Sun Capital Partners, Inc., for itself and as a representative of the other stockholders parties thereto.  Pursuant to this amendment, Sun Cardinal agreed to postpone payment of the tax benefit with respect to the 2014 taxable year, estimated at approximately $22.8 million plus accrued interest, to September 15, 2016.  The amendment to the Tax Receivable Agreement also waived the application of a default interest rate at LIBOR plus 500 basis points per annum on the postponed payment. The interest rate on the postponed payment will remain at LIBOR plus 200 basis points per annum.

Certain members of our senior management team have recently departed, including the Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), Chief Creative Officer, and certain other members of our senior executive team, including the general counsel and the senior vice president of retail operations.  As a result, our current senior management team now includes several recent hires (including an interim CEO and interim CFO who are on a leave of absence from employment at affiliates of the Company’s controlling shareholder) and who have limited experience working together as a group, and may not be able to manage our business effectively.

We have experienced significant turnover in our senior executive team in recent months, including the departure of Lisa Klinger, our former CFO in June 2015, Karin Gregersen, our former President and Chief Creative Officer in July 2015, as well as Jill Granoff, our former CEO, who left the Company on September 1, 2015.  In addition, certain members of our senior executive team, including the general counsel and the senior vice president of retail operations, have left the Company in recent months.  Our current interim CEO, Mark E. Brody, who previously served as interim CFO after Ms. Klinger’s departure in June 2015 has been in his position since September 1, 2015.  Our new interim Chief Financial Officer and Treasurer David Stefko, has been in his position since September 1, 2015. Both Mr. Brody and Mr. Stefko were employees of Sun Capital Partners, whose affiliates hold approximately 56% of our outstanding shares of common stock, and have been on leave of absence from their positions at Sun Capital Partners since their appointment to their respective positions at the Company. While each of Mr. Brody and Stefko are on a leave of absence from Sun Capital Partners, they continue to be covered by Sun Capital Partner’s health and welfare benefit plans and are eligible to receive a bonus under Sun Capital Partner’s annual bonus plan related to their work at Sun Capital Partners. In addition, Messrs. Brody and Stefko are partners in one or more partnerships that are affiliated with Sun Capital Partners investment partnerships that beneficially own shares of common stock of the Company.

In addition, certain other members of our senior management team have been with us less than one year.  As a result, our current senior management team has limited experience working at the Company and working together as a group.   In addition, our current interim CEO and interim CFO have less industry experience than our former CEO and former CFO. This lack of experience working at the Company and as a group could negatively impact our senior management team’s ability to quickly and efficiently respond to problems and effectively manage our business. If our management team is not able to work effectively either individually or as together as a group, our results of operations may suffer and our business may be harmed.    While we are currently engaged in searches for a permanent CEO and a permanent CFO, there can be no assurances that we will be able to attract and retain qualified candidates for these positions, or how long such searches will take to complete, or that any new CEO or CFO will be successful or positively impact the Company’s results.

We are currently searching for a permanent CEO and a permanent CFO, as well as other key management personnel.  If we lose additional key personnel, or are unable to attract, assimilate and retain a permanent CEO, a permanent CFO or other employees, we may not be able to successfully operate or grow our business.

Our continued success is dependent on our ability to attract, assimilate, retain and motivate qualified management, designers, administrative talent and sales associates to support existing operations and future growth. Competition for qualified talent in the apparel and fashion industry is intense, and we compete for these individuals with other companies that in many cases have greater financial and other resources. The loss of the services of any members of senior management or the inability to attract and retain qualified executives, including for the CEO and CFO positions, could have a material adverse effect on our business, results of operations and financial condition. In addition, we will need to continue to attract, assimilate, retain and motivate highly talented employees with a range of other skills and experience, especially at the store management levels. Although we have hired and trained new store managers and experienced sales associates at several of our retail locations, competition for employees in our industry is intense and we may from time to time experience difficulty in retaining our associates or attracting the additional talent necessary to support the growth of our business. These problems could be exacerbated as we embark on our strategy of opening new retail stores over the next several years. We will also need to attract, assimilate and retain other professionals across a range of disciplines, including design, production, sourcing and international business, as we develop new product categories and continue to expand our international presence. Furthermore, we will need to continue to recruit employees to provide, or enter into consulting or outsourcing arrangements with respect to the provision of, services provided by Kellwood under the Shared Services Agreement when Kellwood no longer provides such services thereunder. If we are unable to attract, assimilate and retain a permanent CEO, a permanent CFO or other employees with the necessary skills and experience, we may not be able to grow or successfully operate our business, which would have an adverse impact on our results.  There can be no assurances that any new CEO or CFO will be successful or positively impact the Company’s results.

Our goodwill and indefinite lived intangible assets could become impaired, which may require us to take significant non-cash charges against earnings.

In accordance with Financial Accounting Standards Board ASC Topic 350 Intangibles-Goodwill and Other (“ASC 350”), goodwill and other indefinite-lived intangible assets are tested for impairment at least annually during the fourth fiscal quarter and in an interim period if a triggering event occurs.  Determining the fair value of goodwill and other intangible assets is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates and operating margins, discount rates and future market conditions, among others. It is possible that estimates of future operating results could change adversely and impact the evaluation of the recoverability of the carrying value of goodwill and intangible assets and that the effect of such changes could be material. In light of the decline in our sales over recent periods, the Company may determine that it should perform a quantitative assessment of the valuation of its goodwill and indefinite lived intangible assets in the second half of the fiscal year.  There can be no assurances that we will not be required to record a charge in our financial statements negatively impacting our results of operations during the period in which any impairment of our goodwill or intangible assets is determined.

Our operations are restricted by our credit facilities.

We entered into a Revolving Credit Facility and a Term Loan Facility in connection with the IPO and Restructuring Transactions closed on November 27, 2013. Our facilities contain significant restrictive covenants. These covenants may impair our financing and operational flexibility and make it difficult for us to react to market conditions and satisfy our ongoing capital needs and unanticipated cash requirements. Specifically, such covenants will likely restrict our ability and, if applicable, the ability of our subsidiaries to, among other things:

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

Our ability to comply with the covenants and other terms of our debt obligations will depend on our future operating performance. If we fail to comply with such covenants and terms, we would be required to obtain waivers from our lenders to maintain compliance with our debt obligations. If we are unable to obtain any necessary waivers and the debt is accelerated, a material adverse effect on our financial condition and future operating performance would likely result. The terms of our debt obligations and the amount of borrowing availability under our facilities may restrict or delay our ability to fulfill our obligations under the Tax Receivable Agreement. In accordance with the terms of the Tax Receivable Agreement, delayed or unpaid amounts thereunder would accrue interest at a default rate of one-year LIBOR plus 200 basis points until paid. Our obligations under the Tax Receivable Agreement could result in a failure to comply with covenants or financial ratios required by our debt financing agreements and could result in an event of default under such a debt financing. See “Tax Receivable Agreement” under Note 12 to the Consolidated Financial Statements in this quarterly report on Form 10-Q for further information.

The Company had expected to make a required payment under the Tax Receivable Agreement in the fourth quarter of 2015.  As a result of lower than expected cash from operations due to weaker than projected performance, and the level of projected availability under the Company’s Revolving Credit Facility, we concluded that we would not be able to fund the payment when due.  Accordingly, on September 1, 2015, we entered into an amendment to the Tax Receivable Agreement with Sun Cardinal, LLC, an affiliate of Sun Capital Partners, Inc., for itself and as a representative of the other stockholders parties thereto.  Pursuant to this amendment, Sun Cardinal agreed to postpone payment of the tax benefit with respect to the 2014 taxable year, estimated at approximately $22.8 million plus accrued interest, to September 15, 2016.  The amendment to the Tax Receivable Agreement also waived the application of a default interest rate at LIBOR plus 500 basis points per annum on the postponed payment. The interest rate on the postponed payment will remain at LIBOR plus 200 basis points per annum.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1	First Amendment to Credit Agreement, dated as of June 3, 2015, by and among the Company, the guarantors parties thereto, BofA, as administrative agent, and each lender party thereto.

10.2	Employment Offer Letter, dated as of June 25, 2015, from Vince Holding Corp. to Mark E. Brody relating to his appointment as the Interim Chief Financial Officer and Treasurer of the Company.

10.3	Employment Offer Letter, dated as of June 17, 2015, from Vince, LLC to Nicholas Rubino.

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1	Financial Statements in XBRL Format

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ David Stefko David Stefko	Chief Financial Officer and Treasurer (as duly authorized officer and principal financial officer)	September 8, 2015