Form 10-Q
period 2015-10-31
VINCE HOLDING CORP.
filed 2015-12-10
CIK 1579157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2015

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

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Common Stock	Outstanding at December 7, 2015
Common Stock, $0.01 par value per share	36,779,417 shares

VINCE HOLDING CORP. AND SUBSIDIARIES

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

This report on Form 10-Q, and any statements incorporated by reference herein, contains forward-looking statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements are indicated by words or phrases such as “may,” “will,” “should,” “believe,” “expect,” “seek,” “anticipate,” “intend,” “estimate,” “plan,” “target,” “project,” “forecast,” “envision” and other similar phrases. Although we believe the assumptions and expectations reflected in these forward-looking statements are reasonable, these assumptions and expectations may not prove to be correct and we may not achieve the results or benefits anticipated. These forward-looking statements are not guarantees of actual results and our actual results may differ materially from those suggested in the forward-looking statements. These forward-looking statements involve a number of risks and uncertainties, some of which are beyond our control, including, without limitation: our ability to remain competitive in the areas of merchandise quality, price, breadth of selection, and customer service; our ability to anticipate and/or react to changes in customer demand and attract new customers; including in connection with making inventory commitments; our ability to control the level of sales in the off-price channels; our ability to manage current excess inventory in a way that will promote the long-term health of the brand; our ability to maintain adequate cash flow from operations, availability under our revolving credit facility or obtain other financing to meet our liquidity needs (including our obligations under the Tax Receivable Agreement); changes in consumer confidence and spending; our ability to maintain projected profit margins; unusual, unpredictable and/or severe weather conditions; the execution and management of our retail store growth, including the availability and cost of acceptable real estate locations for new store openings; the execution and management of our international expansion, including our ability to promote our brand and merchandise outside the U.S. and find suitable partners in certain geographies; our ability to expand our product offerings into new product categories including the ability to find suitable licensing partners; our ability to successfully implement our marketing initiatives; our ability to protect our trademarks in the U.S. and internationally; our ability to maintain the security of electronic and other confidential information; serious disruptions and catastrophic events; changes in global economies and credit and financial markets; competition; the impact of recent turnover in the senior management team; the fact that a number of members of the management team have less than one year of tenure with the Company, and the current senior management team has not had a long period of time working together; our ability to attract and retain a qualified permanent CFO, as well other key personnel; commodity, raw material and other cost increases; compliance with laws, regulations and orders; changes in laws and regulations; outcomes of litigation and proceedings and the availability of insurance, indemnification and other third-party coverage of any losses suffered in connection therewith; tax matters and other factors as set forth from time to time in our Securities and Exchange Commission filings, including those described in this report on Form 10-Q and our 2014 annual report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2015 (our “2014 Annual Report on Form 10-K”) under the heading “Item 1A—Risk Factors.” We intend these forward-looking statements to speak only as of the time of this report on Form 10-Q and do not undertake to update or revise them as more information becomes available.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data, unaudited)

	October 31,	January 31,
	2015	2015
Assets
Current assets:
Cash and cash equivalents	$124	$112
Trade receivables, net	18,868	33,797
Inventories, net	43,895	37,419
Prepaid expenses and other current assets	10,252	9,812
Total current assets	73,139	81,140
Property, plant and equipment, net	36,302	28,349
Intangible assets, net	109,196	109,644
Goodwill	63,746	63,746
Deferred income taxes and other assets	93,122	95,769
Total assets	$375,505	$378,648

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$30,154	$29,118
Accrued salaries and employee benefits	1,972	7,380
Other accrued expenses	29,469	27,992
Total current liabilities	61,595	64,490
Long-term debt	75,219	84,450
Deferred rent	14,517	11,676
Other liabilities	148,003	146,063

Commitments and contingencies (Note 9)

Stockholders' equity:
Common stock at $0.01 par value (100,000,000 shares authorized, 36,775,443 and 36,748,245 shares issued and outstanding at October 31, 2015 and January 31, 2015, respectively)	368	367
Additional paid-in capital	1,012,124	1,011,244
Accumulated deficit	(936,256)	(939,577)
Accumulated other comprehensive loss	(65)	(65)
Total stockholders' equity	76,171	71,969
Total liabilities and stockholders' equity	$375,505	$378,648

See notes to unaudited condensed consolidated financial statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data, unaudited)

	Three Months Ended		Nine Months Ended
	October 31,	November 1,	October 31,	November 1,
	2015	2014	2015	2014
Net sales	$80,859	$102,947	$220,694	$245,725
Cost of products sold	40,854	52,299	129,159	124,652
Gross profit	40,005	50,648	91,535	121,073
Selling, general and administrative expenses	27,662	25,818	80,633	71,092
Income from operations	12,343	24,830	10,902	49,981
Interest expense, net	1,428	2,235	4,367	7,570
Other expense, net	899	72	1,390	557
Income before income taxes	10,016	22,523	5,145	41,854
Provision for income taxes	4,123	9,212	1,824	16,658
Net Income	$5,893	$13,311	3,321	25,196
Earnings per share:
Basic earnings per share	$0.16	$0.36	$0.09	$0.69
Diluted earnings per share	$0.16	$0.35	$0.09	0.66
Weighted average shares outstanding:
Basic	36,775,443	36,728,969	36,767,770	36,726,338
Diluted	36,816,972	38,303,603	37,633,633	38,243,368

See notes to unaudited condensed consolidated financial statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(in thousands, unaudited)

	Three Months Ended		Nine Months Ended
	October 31,	November 1,	October 31,	November 1,
	2015	2014	2015	2014
Net income	$5,893	$13,311	$3,321	$25,196
Comprehensive income	$5,893	$13,311	$3,321	$25,196

See notes to unaudited condensed consolidated financial statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands, unaudited)

	Nine Months Ended
	October 31, 2015	November 1, 2014
Operating activities
Net income	$3,321	$25,196
Add (deduct) items not affecting operating cash flows:
Depreciation	5,792	3,111
Amortization of intangible assets	448	449
Amortization of deferred financing costs	959	912
Amortization of deferred rent	1,536	2,182
Deferred income taxes	2,871	15,695
Share-based compensation expense	706	1,250
Loss on disposal of property, plant and equipment	309	—
Changes in assets and liabilities:
Receivables, net	14,929	2,106
Inventories, net	(6,476)	(18,769)
Prepaid expenses and other current assets	848	4,825
Accounts payable and accrued expenses	(1,904)	3,521
Other assets and liabilities	795	958
Net cash provided by operating activities	24,134	41,436
Investing activities
Payments for capital expenditures	(14,107)	(15,306)
Net cash used in investing activities	(14,107)	(15,306)
Financing activities
Proceeds from borrowings under the Revolving Credit Facility	108,423	41,700
Payments for Revolving Credit Facility	(98,514)	(21,200)
Payments for Term Loan Facility	(20,000)	(68,000)
Fees paid for Term Loan Facility and Revolving Credit Facility	(99)	(114)
Stock option exercise	175	34
Net cash used in financing activities	(10,015)	(47,580)
Increase (decrease) in cash and cash equivalents	12	(21,450)
Cash and cash equivalents, beginning of period	112	21,484
Cash and cash equivalents, end of period	$124	$34

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$2,945	$6,966
Cash payments for income taxes, net of refunds	1,235	65
Supplemental Disclosures of Non-Cash Investing and Financing Activities
Capital expenditures in accounts payable	$517	$223

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

The condensed consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries as of October 31, 2015. All intercompany accounts and transactions have been eliminated. The amounts and disclosures included in the notes to the condensed consolidated financial statements, unless otherwise indicated, are presented on a continuing operations basis. In the opinion of management, the financial statements contain all adjustments (consisting solely of normal recurring adjustments) and disclosures necessary to make the information presented therein not misleading. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or the fiscal year as a whole. As used in this report, unless the context requires otherwise, “our,” “us,” “we” and the “Company” refer to VHC and its consolidated subsidiaries.

(C) Our Business and Liquidity: During fiscal 2015 we have experienced declining sales and additional costs associated with making strategic investments for the future growth of the VINCE brand, including costs associated with the write-down of excess inventory, consulting agreements with our co-founders and the reorganization of our management team. We believe these significant investments are essential to our commitment to developing a strong foundation from which we can drive consistent profitable growth for the long term. We have also undertaken steps to enhance our liquidity position. Accordingly, on December 9, 2015 we received a Rights Offering Commitment Letter from Sun Capital Partners V, L.P. (“Sun Fund V”) that commits Sun Fund V to provide the Company with an amount equal to $65,000 of cash proceeds in the event that the Company conducts a rights offering for its common stock to its stockholders (a “Rights Offering”). Such Contribution Obligation (as defined herein) will be reduced by any proceeds received from the Rights Offering. Refer to Note 12. Related Party Transactions for additional details. Proceeds committed to us under the Rights Offering Commitment Letter from Sun Fund V will provide the Company with additional liquidity that will allow us to maintain a net debt balance sufficient to comply with any covenants under our Term Loan Facility and our Revolving Credit Facility, as well as provide additional cash for use in our operations. Refer to Note 4. Financing Arrangements and Note 5. Long-Term Debt for

additional details regarding our debt covenants. However, failure to achieve our operational and strategic objectives could have a significant adverse effect on our operations, liquidity and compliance with debt covenants.

Note 2. Goodwill and Intangible Assets

Goodwill balances and changes therein subsequent to the January 31, 2015 condensed consolidated balance sheet are as follows (in thousands):

	Gross Goodwill	Accumulated Impairment	Net Goodwill
Balance as of January 31, 2015	$110,688	$(46,942)	$63,746
Balance as of October 31, 2015	$110,688	$(46,942)	$63,746

Identifiable intangible assets summary (in thousands):

	Gross Amount	Accumulated Amortization	Net Book Value
Balance as of January 31, 2015:
Amortizable intangible assets:
Customer relationships	$11,970	$(4,176)	$7,794
Indefinite-lived intangible assets:
Trademarks	101,850	—	101,850
Total intangible assets	$113,820	$(4,176)	$109,644

	Gross Amount	Accumulated Amortization	Net Book Value
Balance as of October 31, 2015
Amortizable intangible assets:
Customer relationships	$11,970	$(4,624)	$7,346
Indefinite-lived intangible assets:
Trademarks	101,850	—	101,850
Total intangible assets	$113,820	$(4,624)	$109,196

Amortization of identifiable intangible assets was $149 and $150 for the three months ended October 31, 2015 and November 1, 2014, respectively, and $448 and $449 for the nine months ended October 31, 2015 and November 1, 2014, respectively. The estimated amortization expense for identifiable intangible assets is expected to be $598 for each fiscal year for the next five fiscal years.

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

The Company did not have any non-financial assets or non-financial liabilities recognized at fair value on a recurring basis at October 31, 2015 or January 31, 2015. At October 31, 2015 and January 31, 2015, the Company believes that the carrying value of cash and cash equivalents, receivables and accounts payable approximates fair value, due to the short maturity of these items. As the Company’s debt obligations as of October 31, 2015 are at variable rates, the fair value approximates the carrying value of the Company’s debt.

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

Note 4. Financing Arrangements

Revolving Credit Facility

On November 27, 2013, Vince, LLC entered into a $50,000 senior secured revolving credit facility (as amended from time to time, the “Revolving Credit Facility”) with Bank of America, N.A. (“BofA”) as administrative agent. Vince, LLC is the borrower and VHC and Vince Intermediate Holding, LLC, a direct subsidiary of VHC and the direct parent company of Vince, LLC (“Vince Intermediate”), are the guarantors under the Revolving Credit Facility. On June 3, 2015, Vince LLC entered into a first amendment to the Revolving Credit Facility, that among other things, increased the aggregate commitments under the facility from $50,000 to $80,000, subject to a loan cap of $70,000 until debt obligations under the Company’s term loan facility have been paid in full, and extended the maturity date from November 27, 2018 to June 3, 2020.  The Revolving Credit Facility also provides for a letter of credit sublimit of $25,000 (plus any increase in aggregate commitments) and an accordion option that allows for an increase in aggregate commitments up to $20,000. Interest is payable on the loans under the Revolving Credit Facility at either the LIBOR or the Base Rate, in each case, with applicable margins subject to a pricing grid based on an excess availability calculation. The “Base Rate” means, for any day, a fluctuating rate per annum equal to the highest of (i) the rate of interest in effect for such day as publicly announced from time to time by BofA as its prime rate; (ii) the Federal Funds Rate for such day, plus 0.50%; and (iii) the LIBOR Rate for a one month interest period as determined on such day, plus 1.0%. During the continuance of an event of default and at the election of the required lender, interest will accrue at a rate of 2% in excess of the applicable non-default rate.

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

As of October 31, 2015, $29,569 is available under the Revolving Credit Facility and there were $32,909 of borrowings outstanding and $7,522 of letters of credit outstanding under the Revolving Credit Facility. The weighted average interest rate for borrowings outstanding under the Revolving Credit Facility as of October 31, 2015 was 2.3%. As of January 31, 2015, there was $23,000 of borrowings outstanding and $7,647 of letters of credit outstanding under the Revolving Credit Facility.

Note 5. Long-Term Debt

Long-term debt consisted of the following as of October 31, 2015 and January 31, 2015 (in thousands).

	October 31, 2015	January 31, 2015
Term Loan Facility	$45,000	$65,000
Revolving Credit Facility	32,909	23,000
Total long-term debt principal	$77,909	$88,000
Less: Deferred financing costs (1)	2,690	3,550
Total long-term debt	$75,219	$84,450

(1)

Pursuant to new accounting guidance issued by the Financial Accounting Standards Board (“FASB”) in April 2015, entities are no longer required to present deferred financing costs as a deferred asset. The guidance is effective for our fiscal year beginning in 2016, however, the Company has early adopted this accounting standard update effective as of February 1, 2015 and accordingly, the January 31, 2015 comparative balance sheet was adjusted to conform to the new classification presentation. There was no other impact on the financial statements related to the adoption other than the reclassification change on the condensed consolidated balance sheet. Refer to Note 10, Recent Accounting Pronouncements, for further information regarding the accounting standard update.

Term Loan Facility

On November 27, 2013, in connection with the closing of the IPO and related Restructuring Transactions, Vince, LLC and Vince Intermediate entered into a $175,000 senior secured term loan facility (the “Term Loan Facility”) with the lenders party thereto, BofA, as administrative agent, JP Morgan Chase Bank and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers, and Cantor Fitzgerald as documentation agent. The Term Loan Facility will mature on November 27, 2019. On November 27, 2013, net proceeds from the Term Loan Facility were used, at closing, to repay a promissory note (the “Kellwood Note Receivable”) issued to Kellwood Company, LLC in connection with the Restructuring Transactions which occurred immediately prior to the consummation of the IPO.

The Term Loan Facility also provides for an incremental facility of up to the greater of $50,000 and an amount that would result in the consolidated net total secured leverage ratio not exceeding 3.00 to 1.00, in addition to certain other rights to refinance or repurchase portions of the term loan. The Term Loan Facility is subject to quarterly amortization of principal equal to 0.25% of the original aggregate principal amount of the Term Loan Facility (adjusted to reflect any prepayments), with the balance payable at final maturity. Interest is payable on loans under the Term Loan Facility at a rate of either (i) the Eurodollar rate (subject to a 1.00% floor) plus an applicable margin of 4.75% to 5.00% based on a leverage ratio or (ii) the base rate applicable margin of 3.75% to 4.00% based on a leverage ratio. During the continuance of a payment or bankruptcy event of default, interest will accrue (i) on the overdue principal amount of any loan at a rate of 2% in excess of the rate otherwise applicable to such loan and (ii) on any overdue interest or any other outstanding overdue amount at a rate of 2% in excess of the non-default interest rate then applicable to base rate loans.

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

Through October 31, 2015, on an inception to date basis, the Company has made voluntary prepayments totaling $130,000 in the aggregate on the original $175,000 Term Loan Facility entered into on November 27, 2013. Of the $130,000 of aggregate voluntary prepayments made to date, $20,000 was paid during the nine months ended October 31, 2015. As of October 31, 2015, the Company had $45,000 of debt outstanding under the Term Loan Facility.

Note 6. Inventory

Inventories consist of the following:

	October 31, 2015	January 31, 2015
Finished goods	$43,895	$37,395
Raw materials	—	24
Total inventories, net	43,895	37,419
Net of reserves of:	$16,102	$6,471

Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out basis. Inventory values are reduced to net realizable value when there are factors indicating that certain inventories will not be sold on terms sufficient to recover their cost and is reflected in Cost of Goods Sold on the Condensed Consolidated Statements of Operations and Comprehensive Loss.  The adjustment to net realizable value is based on management's judgment regarding future demand and market conditions and analysis of historical experience. As of October 31, 2015, the lower of cost or market reserve included a write-down of the carrying value for certain excess inventory and aged product to its estimated net realizable value, as during the three months ended August 1, 2015 the Company recorded a charge of $14,447 associated with inventory that no longer supports the Company's prospective brand positioning strategy. During the three months ended October 31, 2015, the Company recorded pre-tax income of $1,986 associated with the recovery of the inventory write-down taken in the three months ended August 1, 2015.

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

Vince 2013 Incentive Plan

In connection with the IPO, the Company adopted the Vince 2013 Incentive Plan, which provides for grants of stock options, stock appreciation rights, restricted stock and other stock-based awards. The aggregate number of shares of common stock which may be issued or used for reference purposes under the Vince 2013 Incentive Plan or with respect to which awards may be granted may not exceed 3,400,000 shares. The shares available for issuance under the Vince 2013 Incentive Plan may be, in whole or in part, either authorized and unissued shares of our common stock or shares of common stock held in or acquired for our treasury. In general, if awards under the Vince 2013 Incentive Plan are cancelled for any reason, or expire or terminate unexercised, the shares covered by such award may again be available for the grant of awards under the Vince 2013 Incentive Plan. As of October 31, 2015, there were 2,209,958 shares under the Vince 2013 Incentive Plan available for future grants. Options granted pursuant to the Vince 2013 Incentive Plan (i) vest in equal installments over three or four years or at 33 1/3% per year beginning in year two, over four years, subject to the employees’ continued employment, and (ii) expire on the earlier of the tenth anniversary of the grant date or upon termination as outlined in the Vince 2013 Incentive Plan.

     On October 2, 2015 the Company completed a tender offer to exchange certain options to purchase shares of its common stock, whether vested or unvested, from eligible employees. The exchange ratio for this offer was one-to-one (one stock option exchanged for every one new stock option granted). As a result of the tender offer, 346,004 stock options were cancelled and options to purchase the same amount of shares were granted with an exercise price of $3.60. The purpose of this exchange was to foster retention of our valuable employees and better align the interests of our employees and shareholders to maximize shareholder value.

Stock Options

A summary of stock option activity under the plans during the nine months ended October 31, 2015 is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 31, 2015	2,726,169	$13.18
Granted	1,182,023	$4.51
Exercised	(26,209)	$6.64
Forfeited or expired	(1,803,440)	$16.87
Outstanding at October 31, 2015	2,078,543	$5.12	6.4	$828

Vested and exercisable at October 31, 2015	826,352	$5.88	1.3	$-

          Of the above outstanding shares, 1,913,049 are vested or expected to vest.

Restricted Stock Units

The Company also issues restricted stock units to its non-employee directors and directors not affiliated with Sun Capital (our controlling shareholder) under the Vince 2013 Incentive Plan. A summary of restricted stock unit activity during the nine months ended October 31, 2015 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Nonvested restricted stock units at January 31, 2015	12,384	$26.24
Granted	5,341	$15.76
Vested	(989)	$25.28
Nonvested restricted stock units at October 31, 2015	16,736	$22.95

Share-Based Compensation Expense

Share-based compensation expense is recognized over the requisite service period of each share-based payment award and the expense is included as a component of selling, general and administrative expenses in the condensed consolidated statements of operations. Share-based compensation expense for the three months ended October 31, 2015 was a net reversal of $(95), primarily due to option forfeitures as a result of executive departures. Share-based compensation expense for the three months ended November 1, 2014 was $458. Share-based compensation expense for the nine months ended October 31, 2015 and November 1, 2014 was $706 and $1,250, respectively.

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

	Three Months Ended		Nine Months Ended
	October 31,	November 1,	October 31,	November 1,
	2015	2014	2015	2014
Weighted-average shares—basic	36,775,443	36,728,969	36,767,770	36,726,338
Effect of dilutive equity securities	41,529	1,574,634	865,863	1,517,030
Weighted-average shares—diluted	36,816,972	38,303,603	37,633,633	38,243,368

For the three and nine months ended October 31, 2015, 649,236 and 617,078 options to purchase shares of the Company’s common stock, respectively, were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive.

For the three and nine months ended November 1, 2014, 65,561 and 34,216 options to purchase shares of the Company’s common stock, respectively, were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive.

Note 9. Commitments and Contingencies

In the second quarter of 2015, a number of senior management departures and announced departures occurred. In connection with these departures and announced departures, the Company has certain obligations under existing employment arrangements with respect to severance and employee related benefits. As a result, the Company recognized a charge of $3,717 for these expected departures within selling, general, and administrative expenses on the condensed consolidated statement of operations for the three months ended August 1, 2015. This charge is reflected within the “unallocated corporate expenses” for segment disclosures. These amounts will be paid over a period of six to eighteen months, starting in the third quarter of fiscal 2015. Payments of $783 were made during the three months ended October 31, 2015. The remaining accrual of $2,934 is included within total current liabilities on the condensed consolidated balance sheet as of October 31, 2015.

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

In April 2015, the FASB issued ASU 2015-03, “Interest-Imputation of Interest.” The standard requires deferred financing costs to be presented on the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts, instead of being presented as a deferred asset in the balance sheet. ASU 2015-03 does not change the recognition and measurement guidance for deferred financing costs. Once adopted, entities are required to apply the new guidance retrospectively to all prior periods presented. ASU 2015-03 is effective for annual periods beginning after December 15, 2015, and interim periods within those fiscal years and early application is permitted. The Company has elected to early adopt the standard, effective February 1, 2015 and accordingly, the condensed consolidated balance sheets as of October 31, 2015 and January 31, 2015 reflect the deferred financing costs as a direct deduction from the carrying amount of our long-term debt. Refer to Note 5, Long-Term Debt, for further information.

In April 2015, the FASB issued ASU No. 2015-05, “Customer's Accounting for Fees Paid in a Cloud Computing Arrangement,” which provides guidance on accounting for cloud computing fees. If a cloud computing arrangement includes a software license, then the customer should account for the license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the arrangement should be accounted for as a service contract. This guidance is effective for arrangements entered into, or materially modified, in interim and annual periods beginning after December 15, 2015. Retrospective application is permitted but not required. The Company is currently evaluating the impact of this ASU on the consolidated financial statements.

In May 2014, FASB issued revenue recognition guidance (ASU No. 2014-09). The new accounting guidance requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  In August 2015, FASB elected to defer the effective dates (ASU No. 2015-14). The updated guidance is now effective for interim and annual periods beginning on or after December 15, 2017. Early adoption is permitted for annual periods beginning after December 15, 2016, including interim reporting periods within that reporting period.  The Company is currently evaluating the impact of the adoption of the new guidance on its financial statements.

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

Our wholesale segment sells apparel to our direct-to-consumer segment at cost. The wholesale intercompany sales of $8,816 and $9,077 have been excluded from the net sales totals presented below for the three months ended October 31, 2015 and November 1, 2014, respectively. The wholesale intercompany sales of $22,510 and $16,978 have been excluded from the net sales totals presented below for the nine months ended October 31, 2015 and November 1, 2014, respectively. Furthermore, as intercompany sales are sold at cost, no intercompany profit is reflected in operating income presented below.

Summary information for our operating segments is presented below (in thousands).

	Three Months Ended		Nine Months Ended
	October 31,	November 1,	October 31,	November 1,
	2015	2014	2015	2014
Net Sales:
Wholesale	$56,505	$78,898	$153,104	$190,564
Direct-to-consumer	24,354	24,049	67,590	55,161
Total net sales	$80,859	$102,947	$220,694	$245,725
Operating Income:
Wholesale	$22,233	$30,577	$44,249	$74,204
Direct-to-consumer	1,526	6,042	1,970	9,855
Subtotal	23,759	36,619	46,219	84,059
Unallocated expenses	(11,416)	(11,789)	(35,317)	(34,078)
Total operating income	$12,343	$24,830	$10,902	$49,981
Capital Expenditures:
Wholesale	$492	$673	$1,489	$1,238
Direct-to-consumer	2,023	3,072	7,509	6,158
Unallocated corporate	549	4,210	5,109	7,910
Total capital expenditures	$3,064	$7,955	$14,107	$15,306

	October 31, 2015	January 31, 2015
Total Assets:
Wholesale	$63,733	$70,635
Direct-to-consumer	36,707	33,793
Unallocated corporate	275,065	274,220
Total assets	$375,505	$378,648

Note 12. Related Party Transactions

Shared Services Agreement

In connection with the consummation of our IPO on November 27, 2013, Vince, LLC entered into a Shared Services Agreement pursuant to which Kellwood provides support services in various operational areas, including, among other things, e-commerce operations, distribution, logistics, information technology, accounts payable, credit and collections and payroll. Since the IPO, we have been working on transitioning certain back office functions performed by Kellwood under the Shared Services Agreement. Among these functions that have transitioned to Vince are certain accounting related functions as well as benefits administration. We have also been working on developing our own information technology infrastructure and are now in the process of implementing our own enterprise resource planning (“ERP”) system. We have engaged with a new e-commerce platform provider and are still developing that system.  The new ERP system is also under development.  Until those systems are implemented, we will continue to utilize the Kellwood information technology infrastructure, including e-commerce platform systems, under the Shared Services Agreement.

We are invoiced by Kellwood monthly for the services provided under the Shared Services Agreement and generally are required to pay within 15 business days of receiving such invoice. The payments will be trued-up and can be disputed once each fiscal quarter is completed. As of October 31, 2015, we have recorded $810 in other accrued expenses to recognize amounts payable to Kellwood under the Shared Services Agreement.

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

The Company had expected to make a required payment under the Tax Receivable Agreement in the fourth quarter of 2015.  As a result of lower than expected cash from operations due to weaker than projected performance, and the level of projected availability under the Company’s Revolving Credit Facility, we concluded that we would not be able to fund the payment when due.  Accordingly, on September 1, 2015, we entered into an amendment to the Tax Receivable Agreement with Sun Cardinal, LLC, an affiliate of Sun Capital Partners, Inc., for itself and as a representative of the other stockholders parties thereto. Pursuant to this amendment, Sun Cardinal agreed to postpone payment of the tax benefit with respect to the 2014 taxable year, currently estimated at $21,762 plus accrued interest, to September 15, 2016. As of October 31, 2015 our total obligation under the Tax Receivable Agreement is estimated to be $169,765, of which $21,762 is included as a component of other accrued expenses and $148,003 is included as a component of other liabilities on our condensed consolidated balance sheet. There is a remaining term of eight years under the Tax Receivable Agreement. During the three months ended October 31, 2015, we adjusted the obligation under the Tax Receivable Agreement in connection with the filing of our 2014 income tax returns. The return to provision adjustments resulted in a net increase of $801 to the liability under the Tax Receivable Agreement with the corresponding net increase accounted for as an adjustment to other expense, net on the Condensed Consolidated Statement of Operations. The amendment to the Tax Receivable Agreement also waived the application of a default interest rate at LIBOR plus 500 basis points per annum on the postponed payment. The interest rate on the postponed payment will remain at LIBOR plus 200 basis points per annum.

Rights Offering Commitment Letter

On December 9, 2015 we received a Rights Offering Commitment Letter from Sun Fund V that provides the Company with an amount equal to $65,000 of cash proceeds in the event that the Company conducts a Rights Offering (the “Contribution Obligation”). Such Contribution Obligation will be reduced by any proceeds received from the Rights Offering. The Company is required, simultaneously with the funding of the Contribution Obligation by Sun Fund V, or one or more of its affiliates, to issue to Sun Fund V or one or more of its affiliates the applicable number of shares of the Company’s common stock at the lesser of (i) a price per share equal to a 20% discount to the 30 day average trading price of the Company’s common stock on The New York Stock Exchange immediately prior to the date of the Rights Offering Commitment Letter, (ii) a price per share equal to a 20% discount to the 30 day average trading price of the Company’s common stock on The New York Stock Exchange immediately prior to the commencement of the Rights Offering and (iii) the price per share at which participants in the Rights Offering are entitled to purchase shares of new common stock issued by the Company. Sun Fund V will receive customary terms and conditions, to be negotiated between Sun Fund V and the Company, for providing the Contribution Obligation. If the Rights Offering has not commenced by March 8, 2016, the Company will pay Sun Fund V an amount equal to $950 in the event that the Company completes a Rights Offering. Sun Fund V’s obligations terminate upon the earliest to occur of (A) the consummation of the Rights Offering whereby the Company receives proceeds equal to or exceeding $65,000, (B) 11:59 p.m. New York City time on April 7, 2016 if the Rights Offering has not commenced by such time, (C) 11:59 p.m. New York City time on April 30, 2016, and (D) the date Sun Fund V, or its affiliates, funds the Contribution Obligation. The Company would be required to use a portion of proceeds from the Rights Offering or the Contribution Obligation to satisfy its current obligation under the Tax Receivable Agreement as amended (as discussed above), currently estimated at $21,762 plus accrued interest, and payable on September 15, 2016.

Sun Capital Consulting Agreement

On November 27, 2013, we entered into an agreement with Sun Capital Management to (i) reimburse Sun Capital Management or any of its affiliates providing consulting services under the agreement for out-of-pocket expenses incurred in providing consulting services to us and (ii) provide Sun Capital Management with customary indemnification for any such services.

During the three and nine months ended October 31, 2015, we paid Sun Capital Management approximately $3 and $32, respectively, for reimbursement of expenses under the Sun Capital Consulting Agreement.

Executive Officers

Mark E. Brody served as the Company’s Interim Chief Executive Officer from September 1, 2015 through October 22, 2015 when the Board approved the appointment of Brendan L. Hoffman to serve as the Chief Executive Officer of the Company, effective immediately. Mr. Brody remained with the Company in a non-executive capacity through a transition period which ended on November 20, 2015. Mr. Brody also served as Interim Chief Financial Officer and Treasurer of the Company from June 2015 through September 1, 2015. Mr. Brody received $63 per month and the reimbursement of reasonable cost of transportation and housing on a tax grossed-up basis during his employment with the Company. Mr. Brody also serves, and will continue to serve, as a member of the Board and received no additional compensation for serving as a director of the Company.

On September 1, 2015, David Stefko was appointed by the board of directors of the Company to serve as the Interim Chief Financial Officer and Treasurer of the Company. Mr. Stefko will receive $43 per month and the reimbursement of reasonable cost of transportation and housing on a tax grossed-up basis while he serves as the Interim Chief Financial Officer and Treasurer of the Company.

Both Mr. Brody and Mr. Stefko were employees of Sun Capital Partners, Inc. prior to their appointment to the positions at the Company, remain covered by Sun Capital Partners, Inc.’s health and welfare benefit plans and continue to be eligible to receive a bonus under the Sun Capital Partners, Inc. annual bonus plan related to their work at Sun Capital Partners, Inc. Mr. Stefko is currently on leave of absence from his position at Sun Capital Partners, Inc. and Mr. Brody has returned to his former position. Affiliates of Sun Capital Partners, Inc. own approximately 56% of the outstanding shares of our common stock. In addition, Messrs. Brody and Stefko are partners in one or more investment partnerships that are affiliated with Sun Capital Partners, Inc. that beneficially own shares of common stock of the Company.

Note 13.  Subsequent Events

On November 23, 2015, the Company entered into consulting services agreements with the Company’s co-founders Rea Laccone and Christopher LaPolice. Ms. Laccone and Mr. LaPolice will oversee the Company’s product, merchandising and creative efforts.

The consulting services agreements have terms that end on February 3, 2018 and provide for the following compensation: (i) a base annual consulting fee of $2,500 for Ms. Laccone and $1,125 for Mr. LaPolice; (ii) an annual cash bonus of $1,000 for Ms. Laccone and $1,125 for Mr. LaPolice, prorated for the current fiscal year, subject to the consulting term continuing through the end of each fiscal year to which the bonus relates, provided that if the consultant is terminated without cause, she or he will be entitled to a pro-rata portion of the annual bonus calculated through the date of termination; and (iii) options to acquire 200,000 shares of the Company's common stock for Ms. Laccone and 150,000 shares of the Company's common stock for Mr. LaPolice, with the options vesting as to 50% of the shares on the first anniversary of the grant date, 25% of the shares on the 18 month anniversary of the grant date and 25% of the shares on the second anniversary of the grant date, in each case subject to the consulting period continuing through such time, provided that, if the consultant is terminated without cause, she or he will pro-rata vest in the next tranche of options based on the number of months completed in the vesting term prior to such termination.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes our consolidated operating results, financial condition and liquidity during each of the three and nine month periods ended October 31, 2015 and November 1, 2014, respectively. The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report on Form 10-Q.

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

On October 22, 2015, the board of directors of the Company (the “Board’) approved the appointment of Brendan L. Hoffman to serve as the Chief Executive Officer of the Company, effective immediately. Mr. Hoffman brings more than 20 years of retail industry experience and most recently served as the Chief Executive Officer and President of The Bon-Ton Stores Inc. from February 2012 to August 2014. Previously, Mr. Hoffman served as the President and Chief Executive Officer of Lord & Taylor, a division of Hudson’s Bay Trading Company, from October 2008 to January 2012. Mark E. Brody served as the Interim Chief Executive Officer of the Company from September 1, 2015 through October 22, 2015 and remained with the Company in a non-executive capacity through a transition period that ended on November 20, 2015. Mr. Brody will continue to serve as a member of the Board. The Board also approved the appointment of David Stefko to serve as the Interim Chief Financial Officer and Treasurer of the Company effective September 1, 2015. The Board is currently working with executive search firms to identify potential Chief Financial Officer candidates. See “Item 1A—Risk Factors” for more information.

As of October 31, 2015, our products are sold at 2,539 doors through our wholesale partners in the U.S. and international markets and we operated 46 retail stores, including 34 full price stores and 12 outlet stores, throughout the United States.

The following is a summary of highlights during the three months ended October 31, 2015:

●	Our net sales totaled $80.9 million, reflecting a 21.5% decrease over prior year net sales of $102.9 million.
●

Our wholesale net sales decreased 28.4% to $56.5 million and our direct-to-consumer net sales increased 1.3% to $24.4 million. Comparable store sales including e-commerce declined 12.5% compared to last year.

●

Net income for the quarter was $5.9 million, or $0.16 per diluted share, compared to $13.3 million, or $0.35 per diluted share, in the prior year third quarter. The current year included pre-tax income of $2.0 million associated with the recovery of inventory write downs taken in the second quarter and pre-tax income of $0.5 million related to executive stock option forfeitures which were partly offset by $0.6 million of pre-tax expense associated with executive search costs.

●	We opened four new retail stores during the three months ended October 31, 2015.
●

As of October 31, 2015 we had $77.9 million of total debt principal outstanding comprised of $45.0 million outstanding on our Term Loan Facility and $32.9 million outstanding on our Revolving Credit Facility.

●	We continued to invest in new stores, shop-in-shop build-outs and infrastructure related to our IT migration efforts.

We serve our customers through a variety of channels that reinforce the Vince brand image. Our diversified channel strategy allows us to introduce our products to customers through multiple distribution points that are reported in two segments: wholesale and direct-to-consumer. The following is a summary of our wholesale and direct-to-consumer net sales for the three and nine months ended October 31, 2015 and November 1, 2014, respectively:

	Three Months Ended		Nine Months Ended
	October 31,	November 1,	October 31,	November 1,
(in thousands)	2015	2014	2015	2014
Net Sales by Segment:
Wholesale	$56,505	$78,898	$153,104	$190,564
Direct-to-consumer	24,354	24,049	67,590	55,161
Total net sales	$80,859	$102,947	$220,694	$245,725

Results of Operations

The following table presents our operating results as a percentage of net sales as well as earnings per share data (dollars in thousands, except per share data) for the three and nine months ended October 31, 2015 and November 1, 2014:

	Three Months Ended				Nine Months Ended
	October 31, 2015		November 1, 2014		October 31, 2015		November 1, 2014

(In thousands, except share data, store and door counts and percentages)
Statement of Operations:
Net sales	$80,859	100.0%	$102,947	100.0%	$220,694	100.0%	$245,725	100.0%
Cost of products sold	40,854	50.5%	52,299	50.8%	129,159	58.5%	124,652	50.7%
Gross profit	40,005	49.5%	50,648	49.2%	91,535	41.5%	121,073	49.3%
Selling, general and administrative expenses	27,662	34.2%	25,818	25.1%	80,633	36.6%	71,092	29.0%
Income from operations	12,343	15.3%	24,830	24.1%	10,902	4.9%	49,981	20.3%
Interest expense, net	1,428	1.8%	2,235	2.1%	4,367	2.0%	7,570	3.1%
Other expense, net	899	1.1%	72	0.1%	1,390	0.6%	557	0.2%
Income before income taxes	10,016	12.4%	22,523	21.9%	5,145	2.3%	41,854	17.0%
Provision for income taxes	4,123	5.1%	9,212	9.0%	1,824	0.8%	16,658	6.7%
Net income	$5,893	7.3%	$13,311	12.9%	$3,321	1.5%	$25,196	10.3%
Earnings per share:
Basic earnings per share	$0.16		$0.36		$0.09		$0.69
Diluted earnings per share	$0.16		$0.35		$0.09		$0.66
Other Operating and Financial Data:
Total wholesale doors at end of period	2,539		2,408		2,539		2,408
Total stores at end of period	46		37		46		37
Comparable store sales growth (1) (2)	-12.5%		9.0%		1.1%		11.1%

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

Three Months Ended October 31, 2015 Compared to Three Months Ended November 1, 2014

Net sales for the three months ended October 31, 2015 were $80.9 million, decreasing $22.1 million, or 21.5%, versus $102.9 million for the three months ended November 1, 2014.

	Net Sales by Segment
	Three Months Ended
	October 31,	November 1,
(in thousands)	2015	2014
Net Sales:
Wholesale	$56,505	$78,898
Direct-to-consumer	24,354	24,049
Total net sales	$80,859	$102,947

Net sales from our wholesale segment decreased $22.4 million, or 28.4%, to $56.5 million in the three months ended October 31, 2015, primarily driven by lower full price customer reorders, lower off price orders and higher givebacks in the third quarter. Despite the downturn in our sales performance, the contraction of our wholesale business was partially offset by an increase in net wholesale doors of 131 and added 15 additional shop-in-shops with our wholesale partners since the end of the third quarter of fiscal 2014.

Net sales from our direct-to-consumer segment increased 1.3% to $24.4 million in the three months ended October 31, 2015 from $24.0 million in the three months ended November 1, 2014. Non-comparable store sales contributed approximately $3.2 million of the sales growth. This growth was offset by a decline in comparable store sales of $2.9 million, or 12.5%, including e-commerce, which includes the negative impact of a shift in the timing of certain promotions from the third quarter of 2015 to the fourth quarter as well as a decline in the average order value. Since the prior year third quarter, 9 new stores have opened bringing our total retail store count to 46 as of October 31, 2015 compared to 37 as of November 1, 2014.

Gross profit decreased 21.0% to $40.0 million for the three months ended October 31, 2015 versus $50.6 million in the prior year. As a percentage of sales, gross margin was 49.5%, compared with 49.2% in the prior year third quarter. Gross profit and margin were favorably impacted by $2.0 million associated with the recovery of inventory write-downs taken in the second quarter. The total gross margin rate increase was primarily driven by the following factors:

●	The favorable impact from the recovery of inventory write-downs taken in the second quarter contributed 461 basis points of improvement;
●	Favorable increased sales penetration of the direct-to-consumer segment contributed 230 basis points of improvement; and
●	The unfavorable impact from markdowns and chargebacks contributed negatively by (635) basis points.

Selling, general and administrative expenses for the three months ended October 31, 2015 were $27.7 million, increasing $1.8 million, or 7.1%, versus $25.8 million for the three months ended November 1, 2014. Selling, general and administrative expenses as a percent of sales was 34.2% and 25.1% for the three months ended October 31, 2015 and November 1, 2014, respectively. As we continue to invest in our growth and from our recent decline in sales, our selling, general and administrative expenses as a percent of sales have deleveraged. The increase in selling, general and administrative expenses compared to the prior fiscal year period is primarily due to:

●	Increase in rent and occupancy costs of $1.2 million due primarily to new retail store openings and our new headquarter office and showroom spaces;
●	Increase in depreciation expense of $0.7 million due to new retail stores, shop-in-shop investments and our new headquarter office spaces;
●	Increase in professional search fees primarily due to $0.6 million associated with executive search costs as a result of recent management departures; and

●

The above increases were partially offset by $(0.6) million of lower costs charged under our Shared Services Agreement as we have transitioned certain back office support functions in-house that were previously performed by Kellwood under the Shared Services Agreement.

Operating income by segment for the three months ended October 31, 2015 and the three months ended November 1, 2014 is summarized in the following table:

	Operating Income by Segment
	Three Months Ended
	October 31,	November 1,
	2015	2014
(in thousands)
Wholesale	$22,233	$30,577
Direct-to-consumer	1,526	6,042
Subtotal	23,759	36,619
Unallocated expenses	(11,416)	(11,789)
Total operating income	$12,343	$24,830

Operating income from our wholesale segment decreased $8.3 million, or 27.3%, to $22.2 million in the three months ended October 31, 2015 from $30.6 million in the three months ended November 1, 2014. This decrease was primarily driven by the impact of the lower gross margin performance due to the sales volume decrease noted above, partly offset by the favorable impact of $4.3 million from the recovery of inventory write-downs taken in the second quarter.

Operating income from our direct-to-consumer segment decreased by $4.5 million to $1.5 million in the three months ended October 31, 2015 from $6.0 million in the three months ended November 1, 2014. The decrease resulted primarily from the impact of lower gross margins driven by higher promotional activity and the impact from inventory reserves of $(2.3) million, as well as higher selling, general and administrative expenses associated with the 9 new stores that have opened since the prior year third quarter.

Interest expense decreased $0.8 million, or 36.1%, to $1.4 million in the three months ended October 31, 2015 from $2.2 million in the three months ended November 1, 2014.  The reduction in interest expense is primarily due to the lower overall debt balances since November 1, 2014 as a result of voluntary prepayments on our Term Loan Facility and net borrowings against the Revolving Credit Facility with more favorable interest rates.

Other expense, net, was $0.9 million and $0.1 million in the three months ended October 31, 2015 and November 1, 2014, respectively. The increase resulted primarily from an increase in the obligation under the Tax Receivable Agreement with the Pre-IPO Stockholders (see Item 1. Notes to Unaudited Condensed Consolidated Financial Statements - Note 12. Related Party Transactions).

Provision for income taxes for the three months ended October 31, 2015 was $4.1 million as compared to $9.2 million for the three months ended November 1, 2014. Our effective tax rate on pretax income for the three months ended October 31, 2015 and the three months ended November 1, 2014 was 41.2% and 40.9%, respectively. The effective tax rate for the three months ended October 31, 2015 differed from the U.S. statutory rate of 35% primarily due to state taxes and non-deductible expenses partly offset by the return to provision adjustment. Our effective tax rate for the three months ended November 1, 2014 differed from the U.S. statutory rate of 35% primarily due to state taxes.

Nine Months Ended October 31, 2015 Compared to Nine Months Ended November 1, 2014

Net sales for the nine months ended October 31, 2015 were $220.7 million, decreasing $25.0 million, or 10.2%, versus $245.7 million for the nine months ended November 1, 2014.

	Net Sales by Segment
	Nine Months Ended
	October 31,	November 1,
(in thousands)	2015	2014
Net Sales:
Wholesale	$153,104	$190,564
Direct-to-consumer	67,590	55,161
Total net sales	$220,694	$245,725

Net sales from our wholesale segment decreased $37.5 million, or 19.7%, to $153.1 million in the nine months ended October 31, 2015 from $190.6 million in the nine months ended November 1, 2014.  The decrease from the prior year is primarily due to the lower sell-through, lower full price customer reorders and lower off price orders in the second and third quarters. The contraction of our wholesale business was partially offset by an increase in net wholesale doors of 131 and we added 15 additional shop-in-shops with our wholesale partners since the end of the third quarter of fiscal 2014.

Net sales from our direct-to-consumer segment increased $12.4 million, or 22.5%, to $67.6 million in the nine months ended October 31, 2015 from $55.2 million in the nine months ended November 1, 2014. Approximately $0.6 million of the sales growth is attributable to comparable store sales growth of 1.1%, including e-commerce, primarily due to an increase in transactions partly offset by a decrease in average order size. Non-comparable store sales contributed approximately $11.9 million of the sales growth and includes the impact of 9 new stores that have opened since the end of the same period in the prior fiscal year, bringing our total retail store count to 46 as of October 31, 2015 compared to 37 as of November 1, 2014.

Gross profit decreased 24.4% to $91.5 million for the nine months ended October 31, 2015 versus $121.1 million in the prior year. As a percentage of sales, gross margin was 41.5%, compared with 49.3% in the prior year. Gross profit and gross margin were negatively impacted by the full year $(14.8) million inventory reserve charge in the current year. Of this charge, $(12.5) million is attributable to inventory that no longer supports the Company’s prospective brand positioning strategy, with the balance relating to normal, recurring provisions based on existing accounting policy for aged inventory. The total gross margin rate decrease was primarily driven by the following factors:

●	Higher year-over-year inventory reserve charge impacted gross margins negatively by (595) basis points;
●	The impact from higher assistance to wholesale partners had a combined negative impact of (440) basis points; and
●	Increased sales penetration of the direct-to-consumer segment contributed 195 basis points of improvement.

Selling, general and administrative expenses for the nine months ended October 31, 2015 were $80.6 million, increasing $9.5 million, or 13.4%, versus $71.1 million for the nine months ended November 1, 2014. Selling, general and administrative expenses as a percent of sales was 36.6% and 29.0% for the nine months ended October 31, 2015 and November 1, 2014, respectively. Selling, general and administrative expenses in the current year include a $3.0 million charge for net management transition costs which consists of $3.7 million of severance expense and $0.6 million of executive search costs which were partly offset by $1.3 million of stock option forfeitures. Selling, general and administrative expenses in the prior year include $0.6 million of costs incurred by the Company related to the secondary offering by certain stockholders of the Company completed in July 2014.  As we continue to invest in our growth and from our recent decline in sales, our selling, general and administrative expenses as a percent of sales have deleveraged. The increase in selling, general and administrative expenses compared to the prior fiscal year period is primarily due to:

●

Increase in compensation expense of $3.6 million, primarily driven by the severance expense and stock option forfeitures discussed above, as well as employee benefits and related increases due to hiring and retaining additional employees to support our growth plans;

●	Increase in rent and occupancy costs of $3.6 million due primarily to new retail store openings and our new headquarter office and showroom spaces;
●	Increase in depreciation expense of $2.7 million due to new retail stores, shop-in-shop investments and our new headquarter office spaces.
●	Increase in professional search fees primarily due to $0.6 million associated with executive search costs as a result of recent management departures;
●	Increase in marketing, advertising and promotional expenses of $0.5 million to support our brand awareness growth efforts; and
●

The above increases were partially offset by $(2.2) million of lower costs charged under our Shared Services Agreement as we have transitioned certain back office support functions in-house that were previously performed by Kellwood under the Shared Services Agreement.

Operating income by segment for the nine months ended October 31, 2015 and the nine months ended November 1, 2014 is summarized in the following table:

	Operating Income by Segment
	Nine Months Ended
	October 31,	November 1,
	2015	2014
(in thousands)
Wholesale	$44,249	$74,204
Direct-to-consumer	1,970	9,855
Subtotal	46,219	84,059
Unallocated expenses	(35,317)	(34,078)
Total operating income	$10,902	$49,981

Operating income from our wholesale segment decreased $30.0 million to $44.2 million in the nine months ended October 31, 2015 from $74.2 million in the nine months ended November 1, 2014. This decrease was driven by the lower gross margin performance due to wholesale inventory reserves of $(8.8) million and sales volume decrease noted above.

Operating income from our direct-to-consumer segment decreased by $7.9 million to $2.0 million in the nine months ended October 31, 2015 from $9.9 million in the nine months ended November 1, 2014. The decrease resulted primarily from the impact of inventory reserves of $(6.0) million combined with lower gross margins driven by higher promotional activity and higher selling, general and administrative expenses associated with the 9 new stores that have opened since the prior year third quarter.

Interest expense decreased $3.2 million, or 42.3%, to $4.4 million in the nine months ended October 31, 2015 from $7.6 million in the nine months ended November 1, 2014.  The reduction in interest expense is primarily due to the lower overall debt balances since November 1, 2014, as a result of voluntary prepayments on our Term Loan Facility and borrowings against the Revolving Credit Facility with more favorable interest rates.

Other expense, net, was $1.4 million and $0.6 million in the nine months ended October 31, 2015 and November 1, 2014, respectively. The increase resulted primarily from an increase in the obligation under the Tax Receivable Agreement with the Pre-IPO Stockholders (see Item 1. Notes to Unaudited Condensed Consolidated Financial Statements - Note 12. Related Party Transactions).

Provision for income taxes for the nine months ended October 31, 2015 was $1.8 million, as compared to $16.7 million for the nine months ended November 1, 2014. Our effective tax rate on pretax income for the nine months ended October 31, 2015 and the nine months ended November 1, 2014 was 35.5% and 39.8%, respectively. The effective tax rate for the nine months ended October 31, 2015 differed from the U.S. statutory rate of 35% primarily due to state taxes and non-deductible expenses, mostly offset by the favorable impact of recent changes to the New York City tax laws that impacted the net operating loss deferred tax assets and the return to provision adjustment. Our effective tax rate for the nine months ended November 1, 2014 differed from the U.S. statutory rate of 35% primarily due to state taxes offset in part by changes in our valuation allowance.

Liquidity and Capital Resources

Our sources of liquidity are our cash and cash equivalents, cash flows from operations and borrowings available under the Revolving Credit Facility and our ability to access the capital market. Our primary cash needs are capital expenditures for new stores and related leasehold improvements, for investment in our new ERP platform and related infrastructure, meeting our debt service requirements, paying amounts due per the Tax Receivable Agreement, and funding working capital requirements. The most significant components of our working capital are cash and cash equivalents, accounts receivable, inventories, accounts payable and other current liabilities.

The Company had expected to make a required payment under the Tax Receivable Agreement in the fourth quarter of 2015. As a result of lower than expected cash from operations due to weaker than projected performance, and the level of projected availability under the Company’s Revolving Credit Facility, we concluded that we would not be able to fund the payment when due. Accordingly, on September 1, 2015, we entered into an amendment to the Tax Receivable Agreement with Sun Cardinal, LLC, an affiliate of Sun Capital Partners, Inc., for itself and as a representative of the other stockholders parties thereto. Pursuant to this amendment, Sun Cardinal, LLC agreed to postpone payment of the tax benefit with respect to the 2014 taxable year, currently estimated at $21.8 million plus accrued interest, to September 15, 2016. The amendment to the Tax Receivable Agreement also waived the application of a default interest rate at LIBOR plus 500 basis points per annum on the postponed payment. The interest rate on the postponed payment will remain at LIBOR plus 200 basis points per annum. As of October 31, 2015 our total obligation under the Tax Receivable

Agreement is estimated to be $169.8 million, of which $21.8 million is included as a component of other accrued expenses and $148.0 million is included as a component of other liabilities on our condensed consolidated balance sheet. There is a remaining term of eight years under the Tax Receivable Agreement. The net operating loss tax benefits subject to the Tax Receivable Agreement expire beyond the term of the Tax Receivable Agreement allowing us the opportunity to realize the full value of these benefits.

Additionally, on December 9, 2015 the Company received a Rights Offering Commitment Letter from Sun Capital Partners V, L.P. (“Sun Fund V”) that commits Sun Fund V to provide the Company with an amount equal to $65.0 million of cash proceeds (the “Contribution Obligation”) in the event the Company conducts a rights offering for its common stock to its stockholders (a “Rights Offering”). Such Contribution Obligation will be reduced by any proceeds received from the Rights Offering. The Company would be required to use a portion of the proceeds from the Rights Offering or the Contribution Obligation to satisfy its current obligation under the Tax Receivable Agreement (see above). Refer to Item 1. Notes to Unaudited Condensed Consolidated Financial Statements - Note 12. Related Party Transactions for additional details.

Based upon our actions to date, management believes that cash generated from operations and the proceeds committed to us under the Rights Offering Commitment Letter from Sun Fund V, will be sufficient to comply with any covenants under our Term Loan Facility and our Revolving Credit Facility, fund our debt service requirements, fund our obligations under our Tax Receivable Agreement as amended, and fund planned capital expenditures and working capital needs for at least the next twelve months. However, there can be no assurance that we will be able to achieve our strategic initiatives in the future and failure to do so would have a significant adverse effect on our operations. See “Item 1A. Risk Factors --- Our ability to continue to have the liquidity necessary to service our debt, meet contractual payment obligations, including under the Tax Receivable Agreement and fund our operations depends on many factors, including our ability to generate sufficient cash flow from operations, maintain adequate availability under the Revolving Credit Facility or obtain other financing.”

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

Operating Activities

	Nine Months Ended
	October 31, 2015	November 1, 2014
(in thousands)
Operating activities
Net income	$3,321	$25,196
Add (deduct) items not affecting operating cash flows:
Depreciation	5,792	3,111
Amortization of intangible assets	448	449
Amortization of deferred financing costs	959	912
Amortization of deferred rent	1,536	2,182
Deferred income taxes	2,871	15,695
Share-based compensation expense	706	1,250
Loss on disposal of property, plant and equipment	309	—
Changes in assets and liabilities:
Receivables, net	14,929	2,106
Inventories, net	(6,476)	(18,769)
Prepaid expenses and other current assets	848	4,825
Accounts payable and accrued expenses	(1,904)	3,521
Other assets and liabilities	795	958
Net cash provided by operating activities	$24,134	$41,436

Net cash provided by operating activities during the nine months ended October 31, 2015 was $24.1 million, which consisted of net income of $3.3 million, impacted by non-cash items of $12.6 million and cash provided by working capital of $8.2 million. Net cash provided by working capital primarily resulted from a $14.9 million decrease in accounts receivable due primarily to the timing of current year collections from prior year receivables and lower wholesale sales performance. Gross inventory increased $16.1 million due to new store additions, increased handbag inventory, and higher in-transit inventory which were offset in part by an increase in our reserves of $9.6 million associated with excess and aged product inventory. Additionally, accounts payable and accrued expenses decreased $1.9 million, primarily due to the timing of payments.

Net cash provided by operating activities during the nine months ended November 1, 2014 was $41.4 million, which consisted of net income of $25.2 million, impacted by non-cash items of $23.6 million and cash used for working capital of $7.4 million. Net cash used in working capital primarily resulted from an $18.8 million increase in inventory due primarily to increased inventory purchases. This was offset in part by net increases in accounts payable and accrued expenses of $3.5 million due to timing of payments to vendors, a decrease in prepaid expenses and other current assets of $4.8 million and a $2.1 million decrease in receivables due in part to higher trade deduction reserves partially offset by the impact from timing of collections.

Investing Activities

	Nine Months Ended
	October 31, 2015	November 1, 2014
(in thousands)
Investing activities
Payments for capital expenditures	$(14,107)	$(15,306)
Net cash used in investing activities	$(14,107)	$(15,306)

Net cash used in investing activities represents capital expenditures, primarily related to retail store build-outs, including leasehold improvements, costs related to the build out of our new corporate office space, store fixtures as well as expenditures for our shop-in-shop spaces operated by certain distribution partners and the investment in new ERP systems and related infrastructure. Net cash used in investing activities decreased $1.2 million from $15.3 million used during the nine months ended November 1, 2014 to $14.1 million used during the nine months ended October 31, 2015. The decrease is primarily attributable to higher investment in the prior year associated with the build-out of corporate office space and showroom facilities in New York and corporate office space and expanded design studio in Los Angeles.

Financing Activities

	Nine Months Ended
	October 31, 2015	November 1, 2014
(in thousands)
Financing activities
Proceeds from borrowings under the Revolving Credit Facility	$108,423	$41,700
Payments for Revolving Credit Facility	(98,514)	(21,200)
Payments for Term Loan Facility	(20,000)	(68,000)
Fees paid for Term Loan Facility and Revolving Credit Facility	(99)	(114)
Stock option exercise	175	34
Net cash used in financing activities	$(10,015)	$(47,580)

Net cash used in financing activities was $10.0 million during the nine months ended October 31, 2015, primarily consisting of voluntary prepayments totaling $20.0 million on the Term Loan Facility partially offset by net proceeds from borrowings on our Revolving Credit Facility of $9.9 million.

Net cash used in financing activities was $47.6 million during the nine months ended November 1, 2014, primarily consisting of voluntary prepayments totaling $68.0 million on the Term Loan Facility, partially offset by $20.5 million of net borrowings under our Revolving Credit Facility.

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

As of October 31, 2015, the availability under the Revolving Credit Facility was $29.6 million net of the amended loan cap and there were $32.9 million of borrowings outstanding and $7.5 million of letters of credit outstanding under the Revolving Credit Facility. The weighted average interest rate for borrowings outstanding under the Revolving Credit Facility as of October 31, 2015 was approximately 2.3%. As of November 1, 2014, the availability on the Revolving Credit Facility was $21.9 million and there was $20.5 million of borrowings outstanding and $7.6 million of letters of credit outstanding under the Revolving Credit Facility.

Term Loan Facility

On November 27, 2013, in connection with the closing of the IPO and related Restructuring Transactions, Vince, LLC and Vince Intermediate entered into a $175.0 million senior secured term loan facility (the “Term Loan Facility”) with the lenders party thereto, BofA, as administrative agent, JP Morgan Chase Bank and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers, and Cantor Fitzgerald as documentation agent. The Term Loan Facility will mature on November 27, 2019. On November 27, 2013, net proceeds from the Term Loan Facility were used, at closing, together with proceeds from the initial public offering, to repay the Kellwood Note Receivable issued by Vince Intermediate to Kellwood Company, LLC immediately prior to the consummation of the initial public offering as part of the related restructuring transactions.

The Term Loan Facility also provides for an incremental facility of up to the greater of $50.0 million and an amount that would result in the consolidated net total secured leverage ratio not exceeding 3.00 to 1.00, in addition to certain other rights to refinance or repurchase portions of the term loan. The Term Loan Facility is subject to quarterly amortization of principal equal to 0.25% of the original aggregate principal amount of the Term Loan Facility (adjusted to reflect any prepayments), with the balance payable at final maturity. Interest is payable on loans under the Term Loan Facility at a rate of either (i) the Eurodollar rate (subject to a 1.00% floor) plus an applicable margin of 4.75% to 5.00% based on a leverage ratio or (ii) the base rate applicable margin of 3.75% to 4.00% based on a leverage ratio. During the continuance of a payment or bankruptcy event of default, interest will accrue (i) on the overdue principal amount of any loan at a rate of 2% in excess of the rate otherwise applicable to such loan and (ii) on any overdue interest or any other outstanding overdue amount at a rate of 2% in excess of the non-default interest rate then applicable to base rate loans.

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

Through October 31, 2015, on an inception to date basis, we have made voluntary prepayments totaling $130.0 million in the aggregate on the original $175.0 million Term Loan Facility entered into on November 27, 2013. Of the $130.0 million of aggregate voluntary prepayments made to date, $20.0 million was paid during the nine months ended October 31, 2015. As of October 31, 2015, the Company had $45.0 million of debt outstanding under the Term Loan Facility.

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

A summary of our critical accounting policies is included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2014 Annual Report on Form 10-K. As of October 31, 2015, there have been no material changes to the critical accounting policies contained therein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our principal market risk relates to interest rate sensitivity, which is the risk that changes in interest rates will reduce our net income or net assets. Our variable rate debt consists of borrowings under the Term Loan Facility and Revolving Credit Facility. Our current interest rate on the Term Loan Facility is based on the Eurodollar rate (subject to a 1.00% floor) plus 4.75%. Our interest rate on the Revolving Credit Facility is based on the Eurodollar rate or the Base Rate (as defined in the Revolving Credit Facility) with applicable margins subject to a pricing grid based on excess availability. As of October 31, 2015, a one percentage point increase in the interest rate on our variable rate debt would result in additional interest expense of approximately $0.8 million for the $77.9 million of debt principal borrowings outstanding under the Term Loan Facility and Revolving Credit Facility as of such date, calculated on an annual basis.

On September 1, 2015, we entered into an amendment to the Tax Receivable Agreement with Sun Cardinal, LLC, an affiliate of Sun Capital Partners, Inc., for itself and as a representative of the other stockholders parties thereto. Pursuant to this amendment, Sun Cardinal agreed to postpone payment of the tax benefit with respect to the 2014 taxable year currently estimated at approximately $21.8 million plus accrued interest, to September 15, 2016. The amendment to the Tax Receivable Agreement also waived the application of a default interest rate at LIBOR plus 500 basis points per annum on the postponed payment. The interest rate on the postponed payment will remain at LIBOR plus 200 basis points per annum. As of October 31, 2015, a one percentage point increase in the interest rate would result in additional interest expense of approximately $0.2 million for the $21.8 million payment owed under the Tax Receivable Agreement as of such date, calculated on an annual basis.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of October 31, 2015.

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

Limitations on the Effectiveness of Disclosure Controls and Procedures

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure system are met. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended October 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are a party to legal proceedings, compliance matters and environmental claims that arise in the ordinary course of our business. Except as disclosed on our 2014 Annual Report on Form 10-K, we are not currently a party to any legal proceedings, compliance investigation or environmental claims that we believe would, individually or in the aggregate, have a material adverse effect on our financial position, results of operations, or cash flows although these proceedings and claims are subject to inherent uncertainties.

ITEM 1A. RISK FACTORS

The risk factors disclosed in our 2014 Annual Report on Form 10-K, in addition to the other information set forth in this report on Form 10-Q, could materially affect our business, financial condition or results.

There have not been any material changes from the risk factors disclosed in our 2014 Annual Report on Form 10-K, other than the following:

Our ability to continue to have the liquidity necessary to service our debt, meet contractual payment obligations, including under the Tax Receivable Agreement, and fund our operations depends on many factors, including our ability to generate sufficient cash flow from operations, maintain adequate availability under the Revolving Credit Facility or obtain other financing.

Our ability to timely service our indebtedness, meet contractual payment obligations and to fund our operations will depend on our ability to generate sufficient cash, either through cash flows from operations, borrowing availability under the Revolving Credit Facility or other financing. Our recent financial results have been, and our future financial results are expected to be, subject to substantial fluctuations impacted by business conditions and macroeconomic factors.

The Company had expected to make a required payment under the Tax Receivable Agreement in the fourth quarter of 2015. As a result of lower than expected cash from operations due to weaker than projected performance, and the level of projected availability under the Company’s Revolving Credit Facility, we concluded that we would not be able to fund the payment when due.  Accordingly, on September 1, 2015, we entered into an amendment to the Tax Receivable Agreement with Sun Cardinal, LLC, an affiliate of Sun Capital Partners, Inc., for itself and as a representative of the other stockholders parties thereto.  Pursuant to this amendment, Sun Cardinal, LLC agreed to postpone payment of the tax benefit with respect to the 2014 taxable year, currently estimated at $21.8 million plus accrued interest, to September 15, 2016. The amendment to the Tax Receivable Agreement also waived the application of a default interest rate at LIBOR plus 500 basis points per annum on the postponed payment. The interest rate on the postponed payment will remain at LIBOR plus 200 basis points per annum.

Additionally, on December 9, 2015 the Company received a Rights Offering Commitment Letter from Sun Fund V that commits Sun Fund V to provide the Company with an amount equal to $65.0 million of cash proceeds in the event that the Company conducts a Rights Offering. Such Contribution Obligation will be reduced by any proceeds received from the Rights Offering. The Company would be required to use the proceeds from the Rights Offering to satisfy its current obligation under the Tax Receivable Agreement as amended estimated at $21.8 million plus accrued interest and payable on September 15, 2016.

While we believe based upon our actions to date that we will have sufficient liquidity for the next twelve months, there can be no assurances that we will be able to timely commence the Rights Offering, generate sufficient cash flow from operations to meet our liquidity needs, that we will have the necessary availability under the Revolving Credit Facility, or be able to obtain other financing when liquidity needs arise. In the event that we are unable to timely service our debt service, meet other contractual payment obligations or fund our other liquidity needs, we may need to refinance all or a portion of our indebtedness before maturity, seek waivers of or amendments to our contractual obligations for payment, reduce or delay scheduled expansions and capital expenditures or sell material assets or operations. Payment defaults under our debt agreements or other contracts could result in a default under the Term Loan Facility or the Revolving Credit Facility, which could result in all amounts outstanding under those credit facilities becoming immediately due and payable. Additionally, the lenders under those credit facilities would not be obligated to lend us additional funds.

Because of the recent turnover in our senior management team, including the Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), Chief Creative Officer (“CCO”), and certain other members of our senior executive team, our current senior management team includes several recent hires (including a new permanent CEO) and has limited experience working together as a group, and may not be able to manage our business effectively.

We have experienced significant turnover in our senior executive team in recent months, including the departure of our CEO, CFO, CCO and certain other members of our senior executive team. In October 2015, we hired Brendan L. Hoffman as our new permanent CEO. Mark E. Brody, who served as our interim CEO since September 2015, resigned but remained with the Company in a non-executive capacity through a transition period that ended on November 20, 2015. Our interim CFO and Treasurer, David Stefko, has been in his position since September 1, 2015. Both Mr. Brody and Mr. Stefko were employees of Sun Capital Partners, Inc. prior to their appointment to the positions at the Company, remain covered by Sun Capital Partners, Inc.’s health and welfare benefit plans and continue to be eligible to receive a bonus under the Sun Capital Partners, Inc. annual bonus plan related to their work at Sun Capital Partners, Inc. Mr. Stefko is currently on a leave of absence from Sun Capital Partners, Inc. and Mr. Brody has returned to his former position. Affiliates of Sun Capital Partners, Inc. hold approximately 56% of our outstanding shares of common stock. In addition, Messrs. Brody and Stefko are partners in one or more partnerships that are affiliated with Sun Capital Partners, Inc. investment partnerships that beneficially own shares of common stock of the Company.

Because of the recent management restructuring, the members of our senior management team have been with us for less than one year.  As a result, our current senior management team has limited experience working at the Company and working together as a group. This lack of experience working at the Company and as a group could negatively impact our senior management team’s ability to quickly and efficiently respond to problems and effectively manage our business. If our management team is not able to work effectively either individually or as together as a group, our results of operations may suffer and our business may be harmed. Additionally, although our new permanent CEO has over 20 years of industry experience, our interim CFO has less industry experience than our former CFO. While we are currently engaged in searches for a permanent CFO, there can be no assurances that we will be able to attract and retain qualified candidates for this position, or how long such searches will take to complete, or that any new CFO will be successful or positively impact the Company’s results.

If we lose additional key personnel, are unable to attract a permanent CFO or other key personnel, or assimilate and retain our permanent CEO and other key personnel we may not be able to successfully operate or grow our business.

Our continued success is dependent on our ability to attract, assimilate, retain and motivate qualified management, designers, administrative talent and sales associates to support existing operations and future growth. Competition for qualified talent in the apparel and fashion industry is intense, and we compete for these individuals with other companies that in many cases have greater financial and other resources. The loss of the services of any members of senior management or the inability to attract and retain qualified executives, including our new CEO and a permanent CFO, could have a material adverse effect on our business, results of operations and financial condition. In addition, we will need to continue to attract, assimilate, retain and motivate highly talented employees with a range of other skills and experience, especially at the store management levels. Although we have hired and trained new store managers and experienced sales associates at several of our retail locations, competition for employees in our industry is intense and we may from time to time experience difficulty in retaining our associates or attracting the additional talent necessary to support the growth of our business. These problems could be exacerbated as we embark on our strategy of opening new retail stores over the next several years. We will also need to attract, assimilate and retain other professionals across a range of disciplines, including design, production, sourcing and international business, as we develop new product categories and continue to expand our international presence. Furthermore, we will need to continue to recruit employees to provide, or enter into consulting or outsourcing arrangements with respect to the provision of, services provided by Kellwood under the Shared Services Agreement when Kellwood no longer provides such services thereunder. If we are unable to attract, assimilate and retain our new CEO, a permanent CFO or other employees with the necessary skills and experience, or if Sun Capital Partners is no longer able to assign qualified individuals to vacant executive positions on an interim basis, we may not be able to grow or successfully operate our business, which would have an adverse impact on our results.  There can be no assurances that any new permanent CFO will be successful or positively impact the Company’s results.

Our goodwill and indefinite lived intangible assets could become impaired, which may require us to take significant non-cash charges against earnings.

In accordance with Financial Accounting Standards Board ASC Topic 350 Intangibles-Goodwill and Other (“ASC 350”), goodwill and other indefinite-lived intangible assets are tested for impairment at least annually during the fourth fiscal quarter and in an interim period if a triggering event occurs.  Determining the fair value of goodwill and other intangible assets is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates and operating margins, discount rates and future market conditions, among others. It is possible that estimates of future operating results could change adversely and impact the evaluation of the recoverability of the carrying value of goodwill and intangible assets and that the effect of such changes could be material. In light of the decline in our sales over recent periods, the Company may determine that it should perform a quantitative assessment of the valuation of its goodwill and indefinite lived intangible assets in the fourth quarter.  There can be no assurances that we will not be required to record a charge in our financial statements negatively impacting our results of operations during the period in which any impairment of our goodwill or intangible assets is determined.

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

Our ability to comply with the covenants and other terms of our debt obligations will depend on our future operating performance. If we fail to comply with such covenants and terms, we would be required to obtain waivers from our lenders to maintain compliance with our debt obligations. If we are unable to obtain any necessary waivers and the debt is accelerated, a material adverse effect on our financial condition and future operating performance would likely result. The terms of our debt obligations and the amount of borrowing availability under our facilities may restrict or delay our ability to fulfill our obligations under the Tax Receivable Agreement. In accordance with the terms of the Tax Receivable Agreement, delayed or unpaid amounts thereunder would accrue interest at a default rate of one-year LIBOR plus 500 basis points until paid. Our obligations under the Tax Receivable Agreement could result in a failure to comply with covenants or financial ratios required by our debt financing agreements and could result in an event of default under such a debt financing. See “Tax Receivable Agreement” under Note 12 to the Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q for further information.

The Company had expected to make a required payment under the Tax Receivable Agreement in the fourth quarter of 2015.  As a result of lower than expected cash from operations due to weaker than projected performance, and the level of projected availability under the Company’s Revolving Credit Facility, we concluded that we would not be able to fund the payment when due.  Accordingly, on September 1, 2015, we entered into an amendment to the Tax Receivable Agreement with Sun Cardinal, LLC, an affiliate of Sun Capital Partners, Inc., for itself and as a representative of the other stockholders parties thereto.  Pursuant to this amendment, Sun Cardinal agreed to postpone payment of the tax benefit with respect to the 2014 taxable year, currently estimated at approximately $21.8 million plus accrued interest, to September 15, 2016.  The amendment to the Tax Receivable Agreement also waived the application of a default interest rate at LIBOR plus 500 basis points per annum on the postponed payment. The interest rate on the postponed payment will remain at LIBOR plus 200 basis points per annum.

We are in the process of migrating our U.S. distribution system from Kellwood to a new third party provider. Problems with our distribution system, including any disruption caused by the migration, could materially harm our ability to meet customer expectations, manage inventory, complete sale transactions and achieve targeted operating efficiencies.

In the U.S., we historically relied on a distribution facility operated by Kellwood in City of Industry, California as part of the Shared Services Agreement. In November 2015, we entered into a service agreement with a new third-party distribution provider and commenced the migration of the distribution facility from Kellwood. Our ability to meet the needs of our wholesale partners and our own retail stores depends on the proper operation of this distribution facility. The migration of these services from Kellwood requires us to implement new system integrations and requires Kellwood to assist with the migration. Although we have implemented a migration schedule and Kellwood has agreed to assist us through the process, there can be no assurance that the transition from Kellwood to the third party, including the completion of such transition within our expected timeline, will be successful, and problems encountered in such transition could have a material adverse effect on our business, financial condition, liquidity and results of operations.

Because substantially all of our products are distributed from one location, our operations could also be interrupted by labor difficulties, or by floods, fires, earthquakes or other natural disasters near such facility. For example, a majority of our ocean shipments go through the ports in Los Angeles, which were recently subject to significant processing delays due to labor issues involving the port workers. We maintain business interruption insurance. These policies, however, may not adequately protect us from the adverse effects that could result from significant disruptions to our distribution system. We also have a warehouse in Belgium operated by a third-party logistics provider to support our wholesale orders for customers located primarily in Europe. If we encounter problems with any of our distribution system, our ability to meet customer expectations, manage inventory, complete sales and achieve targeted operating efficiencies could be harmed. Any of the foregoing factors could have a material adverse effect on our business, financial condition and operating results.

Changes in laws, including employment laws and laws related to our merchandise, as well as foreign laws, could make conducting our business more expensive or otherwise change the way we do business.

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

In August 2015, we established a branch of Vince, LLC in France and became subject to French laws including tax and corporate laws. We are in the early stages of complying with the applicable laws relating to our French branch. If we fail to comply with some or all of these laws, we may be subject to fines or penalties that could negatively impact our business and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On December 9, 2015 we received a Rights Offering Commitment Letter from Sun Fund V that provides the Company with an amount equal to $65.0 million of cash proceeds in the event that the Company conducts a Rights Offering (the “Contribution Obligation”). Such Contribution Obligation will be reduced by any proceeds received from the Rights Offering. The Company is required, simultaneously with the funding of the Contribution Obligation by Sun Fund V, or one or more of its affiliates, to issue to Sun Fund V or one or more of its affiliates the applicable number of shares of the Company’s common stock at the lesser of (i) a price per share equal to a 20% discount to the 30 day average trading price of the Company’s common stock on The New York Stock Exchange immediately prior to the date of the Rights Offering Commitment Letter, (ii) a price per share equal to a 20% discount to the 30 day average trading price of the Company’s common stock on The New York Stock Exchange immediately prior to the commencement of the Rights Offering and (iii) the price per share at which participants in the Rights Offering are entitled to purchase shares of new common stock issued by the Company. Sun Fund V will receive customary terms and conditions, to be negotiated between Sun Fund V and the Company, for providing the Contribution Obligation. If the Rights Offering has not commenced by March 8, 2016, the Company will pay Sun Fund V an amount equal to $0.95 million in the event the Company completes a Rights Offering. Sun Fund V’s obligations terminate upon the earliest to occur of (A) the consummation of the Rights Offering whereby the Company receives proceeds equal to or exceeding $65.0 million, (B) 11:59 p.m. New York City time on April 7, 2016 if the Rights Offering has not commenced by such time, (C) 11:59 p.m. New York City time on April 30, 2016, and (D) the date Sun Fund V, or its affiliates, funds the Contribution Obligation. The Company would be required to use a portion of proceeds from the Rights Offering or the Contribution Obligation to satisfy its current obligation under the Tax Receivable Agreement as amended, currently estimated at $21.8 million plus accrued interest, and payable on September 15, 2016. As of December 9, 2015, affiliates of Sun Fund V collectively beneficially owned approximately 56% of the Company’s outstanding stock.

ITEM 6. EXHIBITS

10.1		First Amendment to the Tax Receivable Agreement, dated as of September 1, 2015, between Vince Holding Corp., the Stockholders, and the Stockholder Representative

10.2	†	Employment Offer Letter, dated as of September 1, 2015, from Vince Holding Corp. to Mark E. Brody relating to his appointment as the Interim Chief Executive Officer of the Company.

10.3	†	Employment Offer Letter, dated as of September 1, 2015, from Vince Holding Corp. to David Stefko relating to his appointment as the Interim Chief Financial Officer and Treasurer of the Company.

10.4	†	Employment Offer Letter, dated as of October 22, 2015, from Vince, LLC to Brendan Hoffman relating to his appointment as the Chief Executive Officer of the Company.

10.5	†	Transition Services and Separation Agreement, dated as of October 6, 2015, between Vince Holding Corp and Jill Granoff

10.6	†	Confidential Severance Agreement and General Release, dated as of August 6, 2015, between Vince Holding Corp and Lisa Klinger

10.7	†	Severance Agreement and General Release, dated as of September 28, 2015, between Vince, LLC and Karin Gregersen McLennan

31.1		CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1		Financial Statements in XBRL Format

† Indicates exhibits that constitute management contracts or compensatory plans or arrangements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ David Stefko David Stefko	Chief Financial Officer and Treasurer (as duly authorized officer and principal financial officer)	December 10, 2015