Form 10-K
period 2016-01-30
VINCE HOLDING CORP.
filed 2016-04-14
CIK 1579157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 30, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-36212

VINCE HOLDING CORP.

(Exact name of registrant as specified in its charter)

Delaware	75-3264870
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 5 th Avenue—20th Floor

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates as of August 1, 2015, the last day of the registrant’s most recently completed second quarter, was approximately $164.1 million based on a closing price per share of $9.81 as reported on the New York Stock Exchange on July 31, 2015. As of March 31, 2016, there were 37,108,682 shares of the registrant’s Common Stock outstanding.

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2016 annual meeting of stockholders are incorporated by reference into Part III of this annual report on Form 10-K.

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

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K, and any statements incorporated by reference herein, contains forward-looking statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements are indicated by words or phrases such as “may,” “will,” “should,” “believe,” “expect,” “seek,” “anticipate,” “intend,” “estimate,” “plan,” “target,” “project,” “forecast,” “envision” and other similar phrases. Although we believe the assumptions and expectations reflected in these forward-looking statements are reasonable, these assumptions and expectations may not prove to be correct and we may not achieve the results or benefits anticipated. These forward-looking statements are not guarantees of actual results, and our actual results may differ materially from those suggested in the forward-looking statements. These forward-looking statements involve a number of risks and uncertainties, some of which are beyond our control, including, without limitation: our ability to maintain adequate cash flow from operations or availability under our revolving credit facility to meet our liquidity needs (including our obligations under the Tax Receivable Agreement with the Pre-IPO Stockholders); our ability to successfully complete the migration of our systems and processes from Kellwood Company; our ability to successfully transition our distribution system from Kellwood Company to a third party logistics provider; our ability to remain competitive in the areas of merchandise quality, price, breadth of selection, and customer service; our ability to anticipate and/or react to changes in customer demand and attract new customers, including in connection with making inventory commitments; our ability to control the level of sales in the off-price channels; our ability to manage current excess inventory in a way that will promote the long-term health of the brand; changes in consumer confidence and spending; our ability to maintain projected profit margins; unusual, unpredictable and/or severe weather conditions; the execution and management of our retail store growth, including the availability and cost of acceptable real estate locations for new store openings; the execution and management of our international expansion, including our ability to promote our brand and merchandise outside the U.S. and find suitable partners in certain geographies; our ability to expand our product offerings into new product categories, including the ability to find suitable licensing partners; our ability to successfully implement our marketing initiatives; our ability to protect our trademarks in the U.S. and internationally; our ability to maintain the security of electronic and other confidential information; serious disruptions and catastrophic events; changes in global economies and credit and financial markets; competition; the impact of recent turnover in the senior management team; the fact that a number of members of the management team have less than one year of tenure with the Company, and the current senior management team has not had a long period of time working together; our ability to attract and retain key personnel; commodity, raw material and other cost increases; compliance with domestic and international laws, regulations and orders; changes in laws and regulations; outcomes of litigation and proceedings and the availability of insurance, indemnification and other third-party coverage of any losses suffered in connection therewith; tax matters; our ability to complete the proposed rights offering and related backstop commitment; and other factors as set forth from time to time in our Securities and Exchange Commission filings, including those described in this annual report on Form 10-K under “Item 1A—Risk Factors.” We intend these forward-looking statements to speak only as of the time of this annual report on Form 10-K and do not undertake to update or revise them as more information becomes available.

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

Overview

Vince is a leading contemporary fashion brand best known for modern effortless style and everyday luxury essentials. Founded in 2002, the brand now offers a wide range of women’s and men’s apparel, women’s and men’s footwear, and handbags. Vince products are sold in prestige distribution worldwide, including approximately 2,500 distribution points across 38 countries. While we have recently experienced a slowdown in sales growth, we believe that we can generate growth by improving our product offering, expanding our selling into international markets, and growing our own branded retail and our e-commerce direct-to-consumer businesses. We have a small number of wholesale partners who account for a significant portion of our net sales. Net sales to the full-price, off-price and e-commerce operations of our three largest wholesale partners were 43%, 49% and 46% of our total revenue for fiscal 2015, fiscal 2014 and fiscal 2013, respectively. These partners include Nordstrom, Saks Fifth Avenue and Neiman Marcus, each accounting for more than 10% of our total revenue for fiscal 2015, fiscal 2014 and fiscal 2013. We design our products in the U.S. and source the vast majority of our products from contract manufacturers outside the U.S., primarily in Asia and South America.

We serve our customers through a variety of channels that reinforce the Vince brand image. Our diversified channel strategy allows us to introduce our products to customers through multiple distribution points that are reported in two segments: wholesale and direct-to-consumer. Our wholesale segment is comprised of sales to major department stores and specialty stores in the U.S. and in select international markets, with U.S. wholesale representing 56%, 67% and 71% of our fiscal 2015, fiscal 2014 and fiscal 2013 sales, respectively, and the total wholesale segment representing 67%, 76% and 79% of our sales in those same periods. We believe that our success in the U.S. wholesale channel and our strong relationships with premier wholesale partners provide opportunities for further growth. These growth initiatives include creating enhanced product assortments and brand extensions through both in-house development activities and licensing arrangements, as well as continuing the build-out of branded shop-in-shops in select wholesale partner locations. We also believe international wholesale, which represented 10%, 9% and 8% of net sales for fiscal 2015, fiscal 2014 and fiscal 2013, respectively, presents a significant growth opportunity as we strengthen our presence in existing geographies and introduce Vince in new markets globally. Our wholesale segment also includes our licensing business related to our licensing arrangements for our women’s and men’s footwear.

Our direct-to-consumer segment includes our company-operated retail and outlet stores and our e-commerce business. In 2008, we initiated a direct-to-consumer strategy with the opening of our first retail store. During fiscal 2015, we opened 11 new stores consisting of six full-price retail stores and five outlet locations. As of January 30, 2016, we operated 48 stores, consisting of 34 company-operated full-price retail stores and 14 company-operated outlet locations. The direct-to-consumer segment also includes our e-commerce website, www.vince.com, which was launched in 2008 and re-launched with enhancements to the website during fiscal 2014. The direct-to-consumer segment accounted for 33%, 24% and 21% of fiscal 2015, fiscal 2014 and fiscal 2013 net sales, respectively. We expect sales from this channel to continue to grow as we drive productivity in existing stores, open new stores and continue to make improvements in our e-commerce business.

Vince operates on a fiscal calendar widely used by the retail industry that results in a given fiscal year consisting of a 52 or 53-week period ending on the Saturday closest to January 31 of the following year.

•	References to “fiscal year 2015” or “fiscal 2015” refer to the fiscal year ended January 30, 2016;
•	References to “fiscal year 2014” or “fiscal 2014” refer to the fiscal year ended January 31, 2015;
•	References to “fiscal year 2013” or “fiscal 2013” refer to the fiscal year ended February 1, 2014.

Each of fiscal years 2015, 2014 and 2013 consisted of a 52-week period.

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

Brand and Products

Vince is a leading contemporary fashion brand best known for modern effortless style and everyday luxury essentials. The Vince brand was founded in 2002 with a collection of stylish women’s knits and cashmere sweaters that rapidly attracted a loyal customer base drawn to the casual sophistication and luxurious feel of our products. Over the last decade, Vince has generated strong sales momentum and has successfully grown to include a men’s collection in 2007, expanded our leather and outerwear offerings and launched a women’s handbag line in 2014. In addition, through licensing partnerships, we launched women’s footwear in 2012 and men’s footwear in 2014. The Vince brand is synonymous with a clean, timeless aesthetic, sophisticated design and superior quality. We believe these attributes have generated strong customer loyalty and have enabled us to hold a distinctive position among contemporary fashion brands. We also believe that we will achieve continued success by expanding our product assortment and distributing this expanded product assortment through our premier wholesale partners in the U.S. and select international markets, as well as through our growing number of branded retail locations and on our e-commerce platform.

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

Our net sales by major product category were as follows:

	Fiscal Year
	2015		2014		2013
(in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Women's collection	$272,338	90%	$301,076	89%	$253,647	88%
Men's collection	22,685	8%	35,417	10%	33,612	12%
Other	7,434	2%	3,903	1%	911	0%
	$302,457	100%	$340,396	100%	$288,170	100%

The women’s collection under the Vince brand includes seasonal collections of luxurious cashmere sweaters and silk blouses, leather and suede leggings and jackets, dresses, denim, pants, tanks and t-shirts, and a growing assortment of outerwear. The men’s collection under the Vince brand includes t-shirts, knit and woven tops, sweaters, denim, pants, blazers, outerwear and stylish leather jackets. Other primarily includes handbags and revenues earned under our licensing arrangements for footwear.

We have identified additional brand extension opportunities, including elevating our men’s collection and expanding outerwear, women’s pants and dresses. In addition, through our licensing arrangements, we also offer women’s and men’s footwear. We continue to evaluate other brand extension opportunities through both in-house development activities as well as through potential licensing arrangements with third parties.

Design and Merchandising

We are focused on developing an elevated collection of Vince apparel and accessories that build upon the brand’s product heritage of modern, effortless style and everyday luxury essentials. The current design vision is to create a cohesive and compelling product assortment with sophisticated head-to-toe looks for multiple wear occasions. In November 2015, we entered into consulting agreements with our co-founders, Rea Laccone and Christopher LaPolice, with initial terms of two years, to oversee our product, merchandising and creative efforts. Our design efforts are also supported by well-established product development and production teams and processes that enable us to bring new products to market quickly. We are looking to further build our merchant capabilities and believe continued collaboration between design and merchandising will ensure we respond to consumer preferences and market trends with new innovative product offerings while maintaining our core fashion foundation.

Business Segments

We serve our customers through a variety of channels that reinforce the Vince brand image. Our diversified channel strategy allows us to introduce our products to customers through multiple distribution points that are reported in two segments: wholesale and direct-to-consumer.

	Net Sales by Segment
	Fiscal Year
	2015	2014	2013
(in thousands)
Wholesale	$201,182	$259,418	$229,114
Direct-to-consumer	101,275	80,978	59,056
Total net sales	$302,457	$340,396	$288,170

Wholesale Segment

Our wholesale segment is comprised of sales to major department stores and specialty stores in the U.S. and in select international markets, with U.S. wholesale representing 56%, 67% and 71% in fiscal 2015, fiscal 2014 and fiscal 2013 and international wholesale representing 10%, 9% and 8% of our net sales for those same periods. Our products are currently sold in 38 countries. As of January 30, 2016, our products were sold to consumers at 2,441 doors through our wholesale partners. In addition, we also have shop-in-shops which are operated by our domestic and international wholesale partners where we sell the merchandise to the partners on a wholesale basis, recognizing revenue upon shipment of goods when title and risk of loss passes to the wholesale partner. The shop-in-shops are dedicated spaces within the selling floors of select domestic and international wholesale partners where Vince product is prominently displayed and sold. Vince generally provides the shop-in-shop fixtures needed to build out the spaces within the department stores operated by our wholesale partners. As of January 30, 2016, there were 53 shop-in-shops consisting of 33 shop-in-shops with our U.S. wholesale partners and 20 shop-in-shops with our international wholesale partners. We also have one international free-standing store in Tokyo that is owned and operated through a distribution arrangement whereby Vince provides the merchandise to the distribution partner for sale in the free-standing store which solely sells Vince product. Our wholesale segment also includes our licensing business related to our licensing arrangements for our women’s and men’s footwear line. Under these licensing arrangements we launched women’s footwear in fiscal 2012 and in fiscal 2014 we launched men’s footwear. The licensed products are sold in our own stores and by our licensee to select wholesale partners, and we earn a royalty based on net sales to the wholesale partners.

Direct-to-Consumer Segment

Our direct-to-consumer segment includes our company-operated retail and outlet stores and our e-commerce business. In 2008, we initiated a direct-to-consumer strategy with the opening of our first retail store. As of January 30, 2016, we operated 48 stores, which consisted of 34 company-operated full-price retail stores and 14 company-operated outlet locations. The direct-to-consumer segment also includes our e-commerce website, www.vince.com, which was launched in 2008 and re-launched with website enhancements during fiscal 2014. The direct-to-consumer segment accounted for approximately 33%, 24% and 21% of fiscal 2015, fiscal 2014 and fiscal 2013 net sales, respectively. We expect sales from this channel to continue to grow as we drive productivity in existing stores, open new stores and continue to make improvements in our e-commerce business.

The following table details the number of retail stores we operated for the past three fiscal years:

	Fiscal 2015	Fiscal 2014	Fiscal 2013
Beginning of fiscal year	37	28	22
Opened	11	9	7
Closed	—	—	(1)
End of fiscal year	48	37	28

Marketing, Advertising and Public Relations

We use marketing, advertising and public relations as critical tools to deliver a consistent and compelling brand message to consumers. Our brand message and marketing strategies are cultivated by dedicated creative, design, marketing, visual merchandising and public relations teams. These teams work closely together to develop and execute campaigns that appeal to both our core and aspirational customers.

To execute our marketing strategies, we engage in a wide range of campaign tactics that include traditional media (such as direct mail, print advertising, cooperative advertising with wholesale partners and outdoor advertising), digital media (such as email, search and social display) and experiential campaigns (such as events and collection previews) to drive traffic, brand awareness, conversion and ultimately sales across all channels.

In fiscal 2015, we believe these strategies increased our brand awareness and grew our customer and email databases. Email now drives approximately one-third of our e-commerce business and growth of our database continues to be a key to our success. We use social platforms such as Instagram, Facebook, Twitter and Pinterest to engage customers and create excitement about our brand. In addition, the growing number of visits to www.vince.com, which totaled 5.6 million in fiscal 2015, representing a 45% increase from fiscal 2014, provides an opportunity to grow our customer base and communicate directly with our customers.

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

Sourcing and Manufacturing

Vince does not own or operate any manufacturing facilities. We contract for the purchase of finished goods with manufacturers who are responsible for the entire manufacturing process, including the purchase of piece goods and trim. Although we do not have long-term written contracts with manufacturers, we have long-standing relationships with a diverse base of vendors which we believe to be mutually satisfactory. We work with over 30 manufacturers across five countries, with 89% of our products produced in China in fiscal 2015. For cost and control purposes, we contract with select third-party vendors in the U.S. to produce a small portion of our merchandise that includes woven pants and products manufactured with man-made fibers.

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

Shared Services Agreement

In connection with the consummation of the IPO, Vince, LLC entered into a shared services agreement with Kellwood Company, LLC on November 27, 2013 (the “Shared Services Agreement”) pursuant to which Kellwood Company, LLC would provide certain support services in various operational areas including, among other things, e-commerce operations, distribution, logistics, information technology, accounts payable, credit and collections and payroll and benefits. Since the IPO, we have been working on transitioning certain back office functions performed by Kellwood under the Shared Services Agreement. Among these functions that have transitioned to Vince are certain accounting related functions as well as benefits administration. We have also been working on developing our own information technology infrastructure and are now in the process of implementing our own enterprise resource planning (“ERP”) system, point-of-sale systems, e-commerce platform and supporting systems. We are also in the process of migrating our U.S. distribution system from Kellwood to a new third party provider. Until those systems are implemented, we will continue to utilize the Kellwood information technology infrastructure, including e-commerce platform systems, under the Shared Services Agreement. Refer to the discussion under “Information Systems” below for further information on our ERP implementation. See also “Item 1A. Risk Factors—Kellwood provides us with certain key services for our business, which we are in the process of transitioning to our own systems and processes. If Kellwood fails to perform its obligations to us during the period of transition or if we cannot successfully transition these services to our own systems, our business, financial condition, results of operations and cash flows could be materially harmed.” In addition, see “Shared Services Agreement” under Note 15 “Related Party Transactions” to the Consolidated Financial Statements in this annual report on Form 10-K for further information.

Distribution Facilities

Pursuant to the Shared Services Agreement, Kellwood has provided distribution facilities and services to us in the U.S. These services included distribution, storage and fulfillment. In November 2015, we entered into a service agreement with a new third-party distribution provider and commenced the migration of the distribution facility from Kellwood in the first quarter of 2016. Kellwood will continue to provide these services to us through a transition period until such time as we terminate the provision of such services in accordance with the terms of the Shared Services Agreement. See “Shared Services Agreements” under Note 15 “Related Party Transactions” to the Consolidated Financial Statements in this annual report on Form 10-K for additional information regarding the Shared Services Agreement.

As of January 30, 2016, we operated out of three distribution centers, two located in the U.S. and one in Belgium. The primary warehouse operated by Kellwood is located in City of Industry, California, and included 75,000 square feet dedicated to fulfilling orders for our wholesale partners and retail locations. An adjacent warehouse spanning 22,000 square feet supported Vince’s e-commerce business. Our space in both of the California warehouses utilize warehouse management systems that are fully customer and vendor compliant and are completely integrated with our current ERP and accounting systems. The new distribution center will be located in City of Industry, California and will have approximately 100,000 square feet of dedicated space to fulfill orders for our wholesale partners, our retail locations and our e-commerce business.

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

Information Systems

Kellwood has continued to provide certain information technology services to us and will continue to do so until such time as we elect to terminate provision of such services in accordance with the terms of the Shared Services Agreement. These services included information technology planning and administration, desktop support and help desk, our ERP system, financial applications, warehouse systems, reporting and analysis applications and our retail and e-commerce interfaces.

The ERP system we current use under the Shared Services Agreement was developed from a core system that is widely used in the apparel and fashion industry, which was customized to suit our inventory management and order processing requirements. Oracle Financials has been integrated with the ERP system to meet our financial reporting and accounting requirements. Additionally, we use a suite of third-party hosted retail applications integrated with the ERP system that provide us with merchandising, retail inventory management, point-of-sale systems (“POS”), customer relationship management and retail accounting, all of which are currently used under the Shared Services Agreement. The ERP and warehouse management systems are also integrated with a hosted, third-party e-commerce platform. We have commenced the development and implementation of our own ERP, POS and supporting systems and network infrastructure, engaged with a new e-commerce platform provider and completed the migration of the human resource recruitment system. The ERP, POS, e-commerce platform and supporting system implementations are expected to be completed in 2016. Our new ERP system is operated on a system from Microsoft Dynamics AX and is cloud based and will integrate with our new POS, e-commerce platform and other supporting systems. Collectively, these systems will replace the current ERP, Oracle Financials and all other systems currently used under the Shared Services Agreement. Once implemented, we will no longer rely on Kellwood’s information technology services.

See “—Shared Services Agreement,” above and “Item 1A. Risk Factors— Kellwood provides us with certain key services for our business, which we are in the process of transitioning to our own systems and processes. If Kellwood fails to perform its obligations to us during the period of transition or if we cannot successfully transition these services to our own systems, our business, financial condition, results of operations and cash flows could be materially harmed.” In addition, see “Shared Services Agreement” under Note 15 “Related Party Transactions” to the Consolidated Financial Statements in this annual report on form 10-K for further information.

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

Employees

As of January 30, 2016, we had 565 employees, of which 340 were employed in our company-operated retail stores. Except for two employees in France, who are covered by collective bargaining agreements pursuant to French law, none of our employees are currently covered by a collective bargaining agreement, and we believe our employee relations are good.

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

Available Information

We make available free of charge on our website, www.vince.com, copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and all amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after filing such material electronically with, or otherwise furnishing it to, the Securities and Exchange Commission (the “SEC”). The public may read and copy these materials at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding Vince and other companies that electronically file materials with the SEC. The reference to our website address does not constitute incorporation by reference of the information contained on the website, and the information contained on the website is not part of this annual report on Form 10-K.

ITEM 1A.	RISK FACTORS.

The following risk factors should be carefully considered when evaluating our business and the forward-looking statements in this annual report on Form 10-K. See “Disclosures Regarding Forward-Looking Statements.” All amounts disclosed are in thousands expect shares, per share amounts, percentages, stores and number of leases.

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

Competition, along with such other factors as consolidation within the retail industry and changes in consumer spending patterns, could also result in significant pricing pressure and cause the sales environment to be more promotional, as it has been in recent years. If promotional pressure remains intense, either through actions of our competitors or through customer expectations, this may cause us to reduce our sales prices to our wholesale partners and retail consumers, which could cause our gross margins to decline if we are unable to appropriately manage inventory levels and/or otherwise offset price reductions with comparable reductions in our operating costs. If our sales prices decline and we fail to sufficiently reduce our product costs or operating expenses, our profitability may decline, which could have a material adverse effect on our business, financial condition and operating results.

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

Recent global economic conditions have included significant recessionary pressures and declines in employment levels, disposable income and actual and/or perceived wealth and further declines in consumer confidence and economic growth. The recent depressed economic environment was characterized by a decline in consumer discretionary spending and has disproportionately affected retailers and sellers of consumer goods, particularly those whose goods are viewed as discretionary or luxury purchases, including fashion apparel and accessories such as ours. During such recessionary periods, we may have to increase the number of promotional sales or otherwise dispose of inventory which we have previously paid to manufacture. While we have seen occasional signs of stabilization in the North American markets in recent years, the recent recession may have resulted in a shift in consumer spending habits that makes it unlikely that spending will return to prior levels for the foreseeable future as the promotional environment has continued and may continue going forward. Such factors as well as another shift towards recessionary conditions could adversely impact our sales volumes and overall profitability in the future.

Further, recent concerns that European countries could default on their national debt have caused instability in the European economy, which is one of the areas that we are currently targeting for international expansion. Continued economic and political volatility and declines in the value of the Euro or other foreign currencies could negatively impact the global economy as a whole and have a material adverse effect on the profitability and liquidity of our international operations, as well as hinder our ability to grow through expansion in the international markets. In addition, domestic and international political situations also affect consumer confidence. The threat, outbreak or escalation of terrorism, military conflicts or other hostilities around the world could lead to decreases in consumer spending.

Our ability to continue to have the liquidity necessary to service our debt, meet contractual payment obligations, including under the Tax Receivable Agreement, and fund our operations depends on many factors, including our ability to generate sufficient cash flow from operations, maintain adequate availability under our Revolving Credit Facility or obtain other financing.

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

The Company had expected to make a required payment under the Tax Receivable Agreement in the fourth quarter of fiscal 2015. As a result of lower than expected cash from operations due to weaker than projected performance, and the level of projected availability under the Company’s Revolving Credit Facility, we concluded that we would not be able to fund the payment when due. Accordingly, on September 1, 2015, we entered into an amendment to the Tax Receivable Agreement with Sun Cardinal, LLC, an affiliate of Sun Capital, for itself and as a representative of the other stockholders parties thereto. Pursuant to this amendment, Sun Cardinal, LLC agreed to postpone payment of the tax benefit with respect to the 2014 taxable year, currently estimated at $21,762 plus accrued interest, to September 15, 2016. The amendment to the Tax Receivable Agreement also waived the application of a default interest rate at LIBOR plus 500 basis points per annum on the postponed payment. The interest rate on the postponed payment will remain at LIBOR plus 200 basis points per annum. See – “We are required to pay to the Pre-IPO Stockholders 85% of certain tax benefits, and could be required to make substantial cash payments in which our stockholders will not participate.”

Additionally, on December 9, 2015, the Company received a Rights Offering Commitment Letter from Sun Capital Partners V, L.P. (“Sun Fund V”) that commits Sun Fund V that in the event we consummated a rights offering, provided the Company with an amount equal to $65,000 of cash proceeds reduced by the aggregate proceeds received from any completed rights offering. The Company would be required to use the proceeds from any completed rights offering to satisfy the Company’s current obligation with respect to the 2014 taxable year under the Tax Receivable Agreement, estimated at $21,762 plus accrued interest and payable on September 15, 2016. On March 29, 2016, the Company commenced a rights offering to give existing stockholders the right to purchase additional shares of common stock at $5.50 per share. The Company is seeking to issue 11,818,181 shares in order to raise gross proceeds of $65,000. The rights offering expired on April 14, 2016 at 5:00 p.m. New York City time. The Company has also entered into an Investment Agreement with Sun Cardinal, LLC and SCSF Cardinal, LLC, affiliates of Sun Capital, pursuant to which Sun Cardinal and SCSF Cardinal have agreed to backstop the rights offering by purchasing at the subscription price of $5.50 per share any and all shares not subscribed through the exercise of rights, including the oversubscription. Consummation of the rights offering and the transactions contemplated by the Investment Agreement are subject to customary closing conditions. The Investment Agreement supersedes the Rights Offering Commitment Letter.

While we believe based upon our actions to date, including the commencement of the rights offering and the proceeds committed to us under the Investment Agreement, that we will have sufficient liquidity for the next twelve months, there can be no assurances that we will be able to complete the rights offering, generate sufficient cash flow from operations to meet our liquidity needs, that we will have the necessary availability under the Revolving Credit Facility, or be able to obtain other financing when liquidity needs arise. In the event that we are unable to timely service our debt service, meet other contractual payment obligations or fund our other liquidity needs, we may need to refinance all or a portion of our indebtedness before maturity, seek waivers of or amendments to our contractual obligations for payment, reduce or delay scheduled expansions and capital expenditures or sell material assets or operations. Payment defaults under our debt agreements or other contracts could result in a default under the Term Loan Facility or the Revolving Credit Facility, which could result in all amounts outstanding under those credit facilities becoming immediately due and payable. Additionally, the lenders under those credit facilities would not be obligated to lend us additional funds.

Kellwood provides us with certain key services for our business, which we are in the process of transitioning to our own systems and processes. If Kellwood fails to perform its obligations to us during the period of transition or if we cannot successfully transition these services to our own systems, our business, financial condition, results of operations and cash flows could be materially harmed.

Prior to the IPO and Restructuring Transactions that closed on November 27, 2013, we operated as a business unit of Kellwood, and we historically relied on the financial resources and the administrative and operational support systems of Kellwood to run our business. Some of the Kellwood systems we continue to use following the IPO and Restructuring Transactions include ERP, POS and human resource management systems as well as distribution applications. We are in the process of transitioning to our own systems and processes from those of Kellwood. We have recently commenced the development and implementation of our own ERP, POS and supporting systems and network infrastructure, engaged with a new e-commerce platform provider and completed the migration of the human resource recruitment system. The new systems we implement may not operate as successfully as the systems we historically used as such systems are highly customized or proprietary. Moreover, we may be unable to obtain necessary goods, technology and services to continue replacing the Kellwood systems in a timely manner to meet business needs or at prices and on terms as favorable as those available to us prior to the separation, which could increase our costs and reduce our profitability. If we fail to successfully transition the systems, our business and results of operations may be materially and adversely affected.

We entered into a Shared Services Agreement in connection with the IPO and Restructuring Transactions on November 27, 2013. The Shared Services Agreement governs the provisions by which Kellwood provides certain support services to us, including distribution, information technology and back office support. Kellwood will provide these services until we elect to terminate the provision thereof in accordance with the terms of such agreement or, for services which require a term as a matter of law or which are based on a third-party agreement with a set term, the related termination date specified in the schedule thereto. Upon the termination of certain services, Kellwood may no longer be in a position to provide certain other related services. Assuming we proceed with our request to terminate the original services, such related services shall also be terminated in connection with such termination. The Shared Services Agreement will terminate automatically upon the termination of all services provided thereunder, unless earlier terminated by either party in connection with the other party’s material breach upon 30 days prior notice to such defaulting party. After termination of the agreement, Kellwood will have no obligation to provide any services to us. See “Shared Services Agreement” under Note 15 “Related Party Transactions” to the Consolidated Financial Statements in this annual report on Form 10-K for a description of these services. The services provided under the Shared Services Agreement (as may be amended from time to time) may not be sufficient to meet our needs and we may not be able to replace these services at favorable costs and on favorable terms, if at all. In addition, Kellwood has experienced financial difficulty in the past. For example, in 2009, Kellwood’s independent auditors raised substantial doubt regarding Kellwood’s ability to continue as a going concern. If Kellwood encounters any issues during the transitional period which impact its ability to provide services pursuant to the Shared Services Agreement, our business could be materially harmed. Any failure or significant downtime in our own financial or administrative systems or in Kellwood’s financial or administrative systems during the transitional period and any difficulty in separating our assets from Kellwood’s assets and integrating newly acquired assets into our business could result in unexpected costs, impact our results or prevent us from paying our suppliers and employees and performing other administrative services on a timely basis and materially harm our business, financial condition, results of operations and cash flows.

We are in the process of migrating our U.S. distribution system from Kellwood to a new third party provider. Problems with our distribution system, including any disruption caused by the migration, could materially harm our ability to meet customer expectations, manage inventory, complete sale transactions and achieve targeted operating efficiencies.

In the U.S., we historically relied on a distribution facility operated by Kellwood in City of Industry, California as part of the Shared Services Agreement. In November 2015, we entered into a service agreement with a new third-party distribution provider in California and commenced the migration of the distribution facility from Kellwood. Our ability to meet the needs of our wholesale partners and our own direct-to-consumer business depends on the proper operation of this distribution facility. The migration of these services from Kellwood requires us to implement new system integrations and requires Kellwood to assist with the migration. The migration commenced during the first quarter of 2016. Although we have implemented a migration schedule and Kellwood has agreed to assist us through the process of migrating the rest of the business, there can be no assurance that the transition from Kellwood to the third party, including the completion of such transition within our expected timeline, will be successful, and problems encountered in such transition, including significant chargebacks from our wholesale partners and delays in shipments of merchandise to our customers, could have a material adverse effect on our business, financial condition, liquidity and results of operations. We also have a warehouse in Belgium operated by a third-party logistics provider to support our wholesale orders for customers located primarily in Europe.

Because substantially all of our products are distributed from one location, our operations could also be interrupted by labor difficulties, or by floods, fires, earthquakes or other natural disasters near such facility. For example, a majority of our ocean shipments go through the ports in Los Angeles, which were recently subject to significant processing delays due to labor issues involving the port workers. We maintain business interruption insurance. These policies, however, may not adequately protect us from the adverse effects that could result from significant disruptions to our distribution system, including those that may arise from the migration. If we encounter problems with any of our distribution systems, our ability to meet customer expectations, manage inventory, complete sales and achieve targeted operating efficiencies could be harmed. Any of the foregoing factors could have a material adverse effect on our business, financial condition and operating results.

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

We may not be able to resolve any potential conflicts, and even if we do, the resolution may be less favorable than if we were dealing with an unaffiliated party. As of March 31, 2016, affiliates of Sun Capital, who also control Kellwood, owned 55.2% of our common stock, which does not include the potential effects of the rights offering. Additionally, Sun Cardinal, LLC, an affiliate of Sun Capital, has the right to designate a majority of our directors.

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

We have a small number of wholesale partners who account for a significant portion of our net sales. Net sales to the full-price, off-price and e-commerce operations of our three largest wholesale partners were 43% of our total revenue for fiscal 2015. These partners include Nordstrom, Saks Fifth Avenue and Neiman Marcus, each accounting for more than 10% of our total revenue for fiscal 2015. We do not have written agreements with any of our wholesale partners, and purchases generally occur on an order-by-order basis. A decision by any of our major wholesale partners, whether motivated by marketing strategy, competitive conditions, financial difficulties or otherwise, to significantly decrease the amount of merchandise purchased from us or our licensing partners, or to change their manner of doing business with us or our licensing partners, could substantially reduce our revenue and have a material adverse effect on our profitability. Furthermore, due to the concentration of our wholesale partner base, our results of operations could be adversely affected if any of these wholesale partners fails to satisfy its payment obligations to us when due. During the past several years, the retail industry has experienced a great deal of ownership change, and we expect such change will continue. In addition, store closings by our wholesale partners decrease the number of stores carrying our products, while the remaining stores may purchase a smaller amount of our products and may reduce the retail floor space designated for our brand. In the future, retailers may further consolidate, undergo restructurings or reorganizations, realign their affiliations or reposition their stores’ target markets. Any of these types of actions could decrease the number of stores that carry our products or increase the ownership concentration within the retail industry. These changes could decrease our opportunities in the market, increase our reliance on a diminishing number of large wholesale partners and decrease our negotiating strength with our wholesale partners. These factors could have a material adverse effect on our business, financial condition and operating results.

We may not be able to successfully expand our wholesale partnership base or grow our presence with existing wholesale partners.

As part of our growth strategy, we intend to increase productivity and penetration with existing wholesale partners and form relationships with new, international wholesale partners. These initiatives may include the expansion of floor space with existing partners or new partners through the growth of offerings in new or under-developed product categories, such as handbags and men’s apparel, as well as the establishment of additional shop-in-shops within select department stores. The location of Vince displays or shop-in-shops within department stores is controlled in large part by our wholesale partners. Although the investments made by us and our wholesale partners in the development and installation of Vince displays and shop-in-shops decreases the risk that our wholesale partners will require us to move to a less desirable area of their store or reduce the space allocated to such displays and shops, they are not contractually prohibited from doing so or required to grant additional or more desirable space to us. While expanding our floor base as well as the number of shop-in-shops is part of our growth strategy, there can be no assurances we will be able to align our wholesale partners with this strategy and continue to receive floor space from our wholesale partners to open or expand shop-in-shops.

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
•

successfully integrate new retail stores into our existing operations and information technology systems, which following our IPO in November 2013, have been provided by Kellwood under the terms of the Shared Services Agreement (as more fully described in – “Kellwood provides us with certain key services for our business, which we are in the process of transitioning to our own systems and processes. If Kellwood fails to perform its obligations to us during the period of transition or if we cannot successfully transition these services to our own systems, our business, financial condition, results of operations and cash flows could be materially harmed.”)

As of January 30, 2016, we operated 48 stores, including 34 company-operated full-price stores and 14 company-operated outlet stores throughout the United States. We plan to increase our store base over the next three to five years, including the expected openings of six new stores in fiscal 2016. Our new stores, however, may not be immediately profitable and we may incur losses until these stores become profitable. Unavailability of desired store locations, delays in the acquisition or opening of new stores, delays or costs resulting from a decrease in commercial development due to capital restraints, difficulties in staffing and operating new store locations or a lack of customer acceptance of stores in new market areas may negatively impact our new store growth and the costs or the profitability associated with new stores. There can be no assurance that we will open the planned number of stores in fiscal 2016 or thereafter. Any failure to successfully open and operate new stores may adversely affect our business, financial condition and operating results.

As we expand our store base, we may be unable to achieve comparable store sales growth or grow average sales per square foot, which could cause our share price to decline.

As we expand our store base, we may not be able to achieve comparable store sales growth or grow our historic average sales per square foot as we move into new markets. If our future comparable store sales or average sales per square foot decline or fail to meet market expectations, the price of our common stock could decline. In addition, the aggregate results of operations through our wholesale partners and at our retail locations have fluctuated in the past and can be expected to continue to fluctuate in the future. A variety of factors affect both comparable store sales and average sales per square foot, including, among others, consumer spending patterns, fashion trends, competition, current economic conditions, pricing, inflation, the timing of the release of new merchandise and promotional events, changes in our product assortment, changing the timing or frequency of our merchandise deliveries, the success of marketing programs and weather conditions. If we misjudge the market for our products, we may incur excess inventory for some of our products and miss opportunities for other products. See – “If we are unable to accurately forecast customer demand for our products, our manufacturers may not be able to deliver products to meet our requirements, and this could result in delays in the shipment of products to our stores, wholesale partners and e-commerce customers.” These factors may cause our comparable store sales results and average sales per square foot in the future to be materially lower than recent periods or our expectations, which could harm our results of operations and result in a decline in the price of our common stock.

System security risk issues as well as other major system failures could disrupt our internal operations or information technology services, and any such disruption could negatively impact our net sales, increase our expenses and harm our reputation.

Experienced computer programmers and hackers, and even internal users, may be able to penetrate our network security and misappropriate our confidential information or that of third parties, including our customers, create system disruptions or cause shutdowns. In addition, employee error, malfeasance or other errors in the storage, use or transmission of any such information could result in a disclosure to third parties outside of our network. As a result, we could incur significant expenses addressing problems created by any such inadvertent disclosure or any security breaches of our network. This risk is heightened because we collect and store customer information and use certain customer information for our marketing purposes. In addition, we rely on third parties for the operation of our website, www.vince.com, and for the various social media tools and websites we use as part of our marketing strategy.

Consumers are increasingly concerned over the security of personal information transmitted over the internet, consumer identity theft and user privacy, and any compromise of customer information could subject us to customer or government litigation and harm our reputation, which could adversely affect our business and growth. Moreover, we could incur significant expenses or disruptions of our operations in connection with system failures or breaches. In addition, sophisticated hardware and operating system software and applications that we procure form third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of our systems. The costs to us to eliminate or alleviate security problems, viruses and bugs, or any problems associated with the outsourced services could be significant, and the efforts to address these problems could result in interruptions, delays or cessation of service that may impede our sales, distribution or other critical functions. In addition to taking the necessary precautions ourselves, we require that third-party service providers implement reasonable security measures to protect our customers’ identity and privacy. We do not, however, control these third-party service providers and cannot guarantee that no electronic or physical computer break-ins and security breaches will occur in the future. We could also incur significant costs in complying with the multitude of state, federal and foreign laws regarding the use and unauthorized disclosure of personal information, to the extent they are applicable. In the case of a disaster affecting our information technology systems, we may experience delays in recovery of data, inability to perform vital corporate functions, tardiness in required reporting and compliance, failures to adequately support our operations and other breakdowns in normal communication and operating procedures that could materially and adversely affect our financial condition and results of operations.

We have grown rapidly in recent years and we have limited operating experience as a team at our current scale of operations. If we are unable to manage our operations at our current size or are unable to manage any future growth effectively, our business results and financial performance may suffer.

We have expanded our operations rapidly since our inception in 2002, and we have limited operating experience at our current size. We have made and are making investments to support our near and longer-term growth. If our operations continue to grow over the longer term, of which there can be no assurance, we will be required to expand our sales and marketing, product development and distribution functions, to upgrade our management information systems and other processes, and to obtain more space for our expanding administrative support and other headquarters personnel. Our further growth could strain our existing resources, and we could experience operating difficulties, including obtaining sufficient raw materials at acceptable prices, securing manufacturing capacity to produce our products and experiencing delays in production and shipments as well as insufficient distribution capacity. These difficulties would likely lead to a decrease in net revenue, income from operations and the price of our common stock.

Our limited operating experience and brand recognition in international markets may delay our expansion strategy and cause our business and growth to suffer.

We face risks with respect to our strategy to expand internationally, including our efforts to further expand our business in Canada, select European countries, Asia and the Middle East through arrangements with international partners. Our current operations are based largely in the U.S., with international wholesale sales representing approximately 10% of net sales for fiscal 2015. Therefore we have a limited number of customers and experience in operating outside of the U.S. We also do not have extensive experience with regulatory environments and market practices outside of the U.S. and cannot guarantee, notwithstanding our international partners’ familiarity with such environments and market practices, that we will be able to penetrate or successfully operate in any market outside of the U.S. Many of these markets have different operational characteristics, including employment and labor regulations, transportation, logistics, real estate (including lease terms) and local reporting or legal requirements. See – “Changes in laws, including employment laws and laws related to our merchandise, as well as foreign laws, could make conducting our business more expensive or otherwise change the way we do business.”

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

In addition to our store expansion strategy, we plan to grow our business by increasing our core product offerings, which includes expanding our men’s collection and women’s bottoms, dresses and outerwear assortment and introducing new categories. We also plan to develop and introduce select new product categories and may pursue select additional licensing opportunities such as eyewear, home and fashion accessories.

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

We currently have licensing agreements for women’s footwear and men’s footwear. In the future, we may enter into select additional licensing arrangements for product offerings which require specialized expertise. We may also enter into select licensing agreements pursuant to which we may grant third parties the right to distribute and sell our products in certain geographic areas. Although we have taken and will continue to take steps to select potential licensing partners carefully and monitor the activities of our licensing partners (through, among other things, approval rights over product design, production quality, packaging, merchandising, marketing, distribution and advertising), such arrangements may not be successful. Our licensing partners may fail to fulfill their obligations under their license agreements or have interests that differ from or conflict with our own, such as the pricing of our products and the offering of competitive products. In addition, the risks applicable to the business of our licensing partners may be different than the risks applicable to our business, including risks associated with each such partner’s ability to:

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

If we are unable to accurately forecast customer demand for our products, our manufacturers may not be able to deliver products to meet our requirements, and this could result in delays in the shipment of products to our stores, wholesale partners and e-commerce customers.

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

Factors that could affect our inventory management and planning team’s ability to accurately forecast customer demand for our products include:

•	a substantial increase or decrease in demand for our products or for products of our competitors;
•	our failure to accurately forecast customer acceptance for our new products;
•	new product introductions or pricing strategies by competitors;
•	changes in our product items across seasonal fashion items and replenishment;
•	changes to our overall seasonal promotional cadence and the number and timing of promotional events;
•	more limited historical store sales information for our newer markets;
•	weakening of economic conditions or consumer confidence in the future, which could reduce demand for discretionary items, such as our products; and
•	acts or threats of war or terrorism which could adversely affect consumer confidence and spending or interrupt production and distribution of our products and our raw materials.

In fiscal 2015, we recorded a charge of $10,300 associated with inventory write-downs of excess and aged product inventory. We cannot guarantee that we will be able to match supply with demand in all cases in the future, whether as a result of our inability to produce sufficient levels of desirable product or our failure to forecast demand accurately. As a result of these inabilities or failures, we may in the future encounter further difficulties in filling customer orders or in liquidating excess inventory at discount prices and may experience significant write-offs. Additionally, if we over-produce a product based on an aggressive forecast of demand, retailers may not be able to sell the product and cancel future orders or require give backs. These outcomes could have a material adverse effect on brand image and adversely impact sales, gross margins and profitability.

Because of the recent turnover in our senior management team, including the Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), Chief Creative Officer (“CCO”), and certain other members of our senior executive team, our current senior management team includes several recent hires (including a new permanent CEO and CFO) and has limited experience working together as a group, and may not be able to manage our business effectively.

We have experienced significant turnover in our senior executive team in recent months, including the departure of our CEO, CFO, CCO and certain other members of our senior executive team. In October 2015, we hired Brendan L. Hoffman as our new permanent CEO. Mark E. Brody, who served as our interim CEO since September 2015, resigned but remained with the Company in a non-executive capacity through a transition period that ended on November 20, 2015. In January 2016, David Stefko, who served as our interim CFO and Treasurer since September 1, 2015, was appointed as our permanent CFO. In connection with the appointment, Mr. Stefko resigned from his position at Sun Capital from which he was on leave of absence during his appointment as our interim CFO and Treasurer.

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

If we lose any key personnel, are unable to attract key personnel, or assimilate and retain our key personnel, we may not be able to successfully operate or grow our business.

Our continued success is dependent on our ability to attract, assimilate, retain and motivate qualified management, designers, administrative talent and sales associates to support existing operations and future growth. Competition for qualified talent in the apparel and fashion industry is intense, and we compete for these individuals with other companies that in many cases have greater financial and other resources. The loss of the services of any members of senior management or the inability to attract and retain qualified executives, including our new CEO and CFO, could have a material adverse effect on our business, results of operations and financial condition. In addition, we will need to continue to attract, assimilate, retain and motivate highly talented employees with a range of other skills and experience, especially at the store management levels. Although we have hired and trained new store managers and experienced sales associates at several of our retail locations, competition for employees in our industry is intense and we may from time to time experience difficulty in retaining our associates or attracting the additional talent necessary to support the growth of our business. These problems could be exacerbated as we embark on our strategy of opening new retail stores over the next several years. We will also need to attract, assimilate and retain other professionals across a range of disciplines, including design, production, sourcing and international business, as we develop new product categories and continue to expand our international presence. Furthermore, we will need to continue to recruit employees to provide, or enter into consulting or outsourcing arrangements with respect to the provision of, services provided by Kellwood under the Shared Services Agreement when Kellwood no longer provides such services thereunder. In addition, in November 2015, we entered into agreements with consultants who provide consulting services to oversee the Company’s product, merchandising and creative efforts. If we are unable to attract, assimilate and retain our employees with the necessary skills and experience, or if any of the consultants chooses to terminate his or her agreement pursuant to the terms therein, we may not be able to grow or successfully operate our business, which would have an adverse impact on our results.

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

In accordance with Financial Accounting Standards Board ASC Topic 350 Intangibles-Goodwill and Other (“ASC 350”), goodwill and other indefinite-lived intangible assets are tested for impairment at least annually during the fourth fiscal quarter and in an interim period if a triggering event occurs. Determining the fair value of goodwill and other intangible assets is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates and operating margins, discount rates and future market conditions, among others. It is possible that estimates of future operating results could change adversely and impact the evaluation of the recoverability of the carrying value of goodwill and intangible assets and that the effect of such changes could be material. There can be no assurances that we will not be required to record a charge in our financial statements which would negatively impact our results of operations during the period in which any impairment of our goodwill or intangible assets is determined.

The extent of our foreign sourcing may adversely affect our business.

Our products are primarily produced by, and purchased or procured from, independent manufacturing contractors located outside of the U.S., with approximately 97% of our total inventory purchases for fiscal 2015 attributable to manufacturing contractors located outside of the U.S. These manufacturing contractors are located mainly in countries in Asia and South America, with approximately 89% of our purchases for fiscal 2015 attributable to manufacturing contractors located in China. A manufacturing contractor’s failure to ship products to us in a timely manner or to meet the required quality standards could cause us to miss the delivery date requirements of our customers for those items. The failure to make timely deliveries may cause customers to cancel orders, refuse to accept deliveries or demand reduced prices, any of which could have a material adverse effect on us. As a result of the magnitude of our foreign sourcing, our business is subject to the following risks:

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

We do not have written agreements with any of our third-party manufacturing contractors. As a result, any single manufacturing contractor could unilaterally terminate its relationship with us at any time. Our top five manufacturers accounted for the production of approximately 45% of our finished products during fiscal 2015. Supply disruptions from these manufacturers (or any of our other manufacturers) could have a material adverse effect on our ability to meet customer demands, if we are unable to source suitable replacement materials at acceptable prices or at all. Our inability to promptly replace manufacturing contractors that terminate their relationships with us or cease to provide high quality products in a timely and cost-efficient manner could have a material adverse effect on our business, financial condition and operating results.

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

We use independent manufacturers to assemble or produce all of our products, whether inside or outside the U.S. We are dependent on the ability of these independent manufacturers to adequately finance the production of goods ordered and maintain sufficient manufacturing capacity. The use of independent manufacturers to produce finished goods and the resulting lack of direct control could subject us to difficulty in obtaining timely delivery of products of acceptable quality. We generally do not have long-term contracts with any independent manufacturers. Alternative manufacturers, if available, may not be able to provide us with products or services of a comparable quality, at an acceptable price or on a timely basis. We may also, from time to time, make a decision to enter into a relationship with a new manufacturer. Identifying a suitable supplier is an involved process that requires us to become satisfied with their quality control, responsiveness and service, financial stability and labor and other ethical practices. There can be no assurance that there will not be a disruption in the supply of our products from independent manufacturers or that any new manufacturer will be successful in producing our products in a manner we expected. In the event of any disruption with a manufacturer, we may not be able to substitute suitable alternative manufacturers in a timely manner. The failure of any independent manufacturer to perform or the loss of any independent manufacturer could have a material adverse effect on our business, results of operations and financial condition.

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

Payments under these leases account for a significant portion of our selling, general and administrative expenses. For example, as of January 30, 2016, we were a party to 59 operating leases associated with our retail stores and our office and showroom spaces requiring future minimum lease payments of $20,083 in the aggregate through fiscal 2016 and approximately $149,284 thereafter. Any new retail stores leased by us under operating leases will further increase our operating lease expenses and require significant capital expenditures. Our substantial operating lease obligations could have significant negative consequences, including, among others:

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

In addition, additional sites that we lease are likely to be subject to similar long-term non-cancelable leases. If an existing or future store is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term if we cannot negotiate a mutually acceptable termination payment. In addition, as our leases expire, we may fail to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to close stores in desirable locations or incur costs in relocating our office space. One of our existing leases will expire in fiscal 2016. If we are unable to enter into new leases or renew existing leases on terms acceptable to us or be released from our obligations under leases for stores that we close, our business, profitability and results of operations may be harmed.

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

In addition, in August 2015, we established a branch of Vince, LLC in France and became subject to French laws including tax and corporate laws. We are in the early stages of complying with the applicable laws relating to our French branch. If we fail to comply with some or all of these laws, we may be subject to fines or penalties that could negatively impact our business and results of operations.

We are required to pay to the Pre-IPO Stockholders 85% of certain tax benefits, and could be required to make substantial cash payments in which our stockholders will not participate.

We entered into a Tax Receivable Agreement with the Pre-IPO Stockholders in connection with the IPO and Restructuring Transactions which closed on November 27, 2013. Under the Tax Receivable Agreement, we will be obligated to pay to the Pre-IPO Stockholders an amount equal to 85% of the cash savings in federal, state and local income tax realized by us by virtue of our future use of the federal, state and local net operating losses (“NOLs”) held by us as of November 27, 2013, together with section 197 intangible deductions (collectively, the “Pre-IPO Tax Benefits”). “Section 197 intangible deductions” means amortization deductions with respect to certain amortizable intangible assets which are held by us and our subsidiaries immediately after November 27, 2013. Cash tax savings generally will be computed by comparing our actual federal, state and local income tax liability to the amount of such taxes that we would have been required to pay had such Pre-IPO Tax Benefits not been available to us. While payments made under the Tax Receivable Agreement will depend upon a number of factors, including the amount and timing of taxable income we generate in the future and any future limitations that may be imposed on our ability to use the Pre-IPO Tax Benefits, the payments could be substantial. Assuming the federal, state and local corporate income tax rates presently in effect, no material change in applicable tax law and no limitation on our ability to use the Pre-IPO Tax Benefits under Section 382 of the U.S. Internal Revenue Code, as amended (the “Code”), the estimated cash benefit of the full use of these Pre-IPO Tax Benefits as of January 30, 2016 would be approximately $203,602, of which 85%, or approximately $173,062 plus accrued interest, is potentially payable to the Pre-IPO Stockholders under the terms of the Tax Receivable Agreement. As of January 30, 2016, $169,913, plus accrued interest, is currently outstanding. Accordingly, the Tax Receivable Agreement could require us to make substantial cash payments.

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

At the effective date of the Tax Receivable Agreement, the liability recognized was accounted for in our financial statements as a reduction of additional paid-in capital. Subsequent changes in the Tax Receivable Agreement liability will be recorded through earnings. Even if the NOLs are available to us, the Tax Receivable Agreement will operate to transfer 85% of the benefit to the Pre-

IPO Stockholders. Additionally, the payments we make to the Pre-IPO Stockholders under the Tax Receivable Agreement are not expected to give rise to any incidental tax benefits to us, such as deductions or an adjustment to the basis of our assets.

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

If we were to elect to terminate the Tax Receivable Agreement, based on a discount rate equal to monthly LIBOR plus 200 basis points, we estimate that as of January 30, 2016 we would be required to pay approximately $154,621 in the aggregate under the Tax Receivable Agreement.

We could incur significant costs in complying with environmental, health and safety laws or as a result of satisfying any liability or obligation imposed under such laws.

Our operations are subject to various federal, state, local and foreign environmental, health and safety laws and regulations. We could be held liable for the costs to address contamination of any real property ever owned, operated or used as a disposal site. In addition, in the event that Kellwood becomes financially incapable of addressing the environmental liability incurred prior to the structural reorganization separating Kellwood from Vince that occurred on November 27, 2013, a third party may file suit and attempt to allege that Kellwood and Vince engaged in a fraudulent transfer by arguing that the purpose of the separation of the non-Vince assets from Vince Holding Corp. was to insulate our assets from the environmental liability. For example, pursuant to a Consent Decree with the U.S. Environmental Protection Agency (“EPA”) and the State of Missouri, a non-Vince subsidiary, which was separated from us in the Restructuring Transactions, is conducting a cleanup of contamination at the site of a plant in New Haven, Missouri, which occurred between 1973 and 1985. Kellwood has posted a letter of credit in the amount of approximately $5,900 as a performance guarantee for the estimated cost of the required remediation work. If, despite the financial assurance provided by Kellwood as required by the EPA, Kellwood became financially unable to address this remediation, and if the corporate separateness of Vince is disregarded or if a fraudulent transfer is found to have occurred, we could be liable for the full amount of the remediation. If this were to occur or if we were to become liable for other environmental liabilities or obligations, it could have a material adverse effect on our business, financial condition or results of operations.

We will continue to incur significant expenses as a result of being a public company, which will negatively impact our financial performance and could cause our results of operations and financial condition to suffer.

We will continue to incur significant legal, accounting, insurance, share-based compensation and other expenses as a result of being a public company. The Sarbanes-Oxley Act, as well as related rules implemented by the SEC and the securities regulators and by the NYSE, have required changes in corporate governance practices of public companies. We expect that compliance with these laws, rules and regulations, including compliance with Section 404(b) of the Sarbanes-Oxley Act once we are no longer an emerging growth company, will substantially increase our expenses, including our legal and accounting costs, and make some activities more time-consuming and costly. We invest resources to comply with evolving laws, regulations and standards, and this investment could result in increased general and administrative expenses and may divert management’s time and attention from product development activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed. In connection with our IPO, we increased our directors’ and officers’ insurance coverage, which increased our insurance cost. In the future, it will be more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors and qualified executive officers.

Our operations are restricted by our credit facilities.

We entered into the Revolving Credit Facility and the Term Loan Facility, in each case as amended, in connection with the IPO and Restructuring Transactions which closed on November 27, 2013. Our facilities contain significant restrictive covenants. These covenants may impair our financing and operational flexibility and make it difficult for us to react to market conditions and satisfy our ongoing capital needs and unanticipated cash requirements. Specifically, such covenants will likely restrict our ability and, if applicable, the ability of our subsidiaries to, among other things:

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

Our ability to comply with the covenants and other terms of our debt obligations will depend on our future operating performance. If we fail to comply with such covenants and terms, we would be required to obtain waivers from our lenders to maintain compliance with our debt obligations. If we are unable to obtain any necessary waivers and the debt is accelerated, a material adverse effect on our financial condition and future operating performance would likely result. The terms of our debt obligations and the amount of borrowing availability under our facilities may restrict or delay our ability to fulfill our obligations under the Tax Receivable Agreement. In accordance with the terms of the Tax Receivable Agreement, delayed or unpaid amounts thereunder would accrue interest at a default rate of one-year LIBOR plus 500 basis points until paid. Our obligations under the Tax Receivable Agreement could result in a failure to comply with covenants or financial ratios required by our debt financing agreements and could result in an event of default under such a debt financing. See “Tax Receivable Agreement” under Note 15 “Related Party Transactions” to the Consolidated Financial Statements in this annual report on Form 10-K for further information.

The Company had expected to make a required payment under the Tax Receivable Agreement in the fourth quarter of fiscal 2015. As a result of lower than expected cash from operations due to weaker than projected performance, and the level of projected availability under the Revolving Credit Facility, we concluded that we would not be able to fund the payment when due. Accordingly, on September 1, 2015, we entered into an amendment to the Tax Receivable Agreement with Sun Cardinal, LLC, an affiliate of Sun Capital, for itself and as a representative of the other stockholders parties thereto. Pursuant to this amendment, Sun Cardinal agreed to postpone payment of the tax benefit with respect to the 2014 taxable year, currently estimated at $21,762 plus accrued interest, to September 15, 2016. We will use a portion of the proceeds from the rights offering, which commenced on March 29, 2016 and expired on April 14, 2016 at 5:00 p.m. New York City time. The amendment to the Tax Receivable Agreement also waived the application of a default interest rate at LIBOR plus 500 basis points per annum on the postponed payment. The interest rate on the postponed payment will remain at LIBOR plus 200 basis points per annum.

Risks Related to Our Structure and Ownership

We are a “controlled company,” controlled by investment funds advised by affiliates of Sun Capital, whose interests in our business may be different from yours.

Affiliates of Sun Capital owned 55.2% of our outstanding common stock as of March 31, 2016, which does not include the potential effects of the rights offering. As such, affiliates of Sun Capital will, for the foreseeable future, have significant influence over our reporting and corporate management and affairs, and will be able to control virtually all matters requiring stockholder approval. For so long as affiliates of Sun Capital own 30% or more of our outstanding shares of common stock, Sun Cardinal, LLC, an affiliate of Sun Capital, will have the right to designate a majority of our board of directors. For so long as affiliates of Sun Capital have the right to designate a majority of our board of directors, the directors designated by affiliates of Sun Capital are expected to constitute a majority of each committee of our board of directors, other than the Audit Committee, and the chairman of each of the committees, other than the Audit Committee, is expected to be a director serving on such committee who is designated by affiliates of Sun Capital, provided that, at such time as we are not a “controlled company” under the NYSE corporate governance standards, our committee membership will comply with all applicable requirements of those standards and a majority of our board of directors will be “independent directors,” as defined under the rules of the NYSE (subject to applicable phase-in rules).

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

Affiliates of Sun Capital control actions to be taken by us, our board of directors and our stockholders, including amendments to our amended and restated certificate of incorporation and amended and restated bylaws and approval of significant corporate transactions, including mergers and sales of substantially all of our assets. The directors designated by affiliates of Sun Capital have the authority, subject to the terms of our indebtedness and the rules and regulations of the NYSE, to issue additional stock, implement stock repurchase programs, declare dividends and make other decisions. The NYSE independence standards are intended to ensure that directors who meet the independence standard are free of any conflicting interest that could influence their actions as directors. Our amended and restated certificate of incorporation provides that the doctrine of “corporate opportunity” does not apply against Sun Capital or its affiliates, or any of our directors who are associates of, or affiliated with, Sun Capital, in a manner that would prohibit them from investing in competing businesses or doing business with our partners or customers. It is possible that the interests of Sun Capital and its affiliates may in some circumstances conflict with our interests and the interests of our other stockholders, including you. For example, Sun Capital may have different tax positions from other stockholders which could influence their decisions regarding whether and when we should dispose of assets, whether and when we should incur new or refinance existing indebtedness, especially in light of the existence of the Tax Receivable Agreement, and whether and when we should terminate the Tax Receivable Agreement and accelerate our obligations thereunder. In addition, the structuring of future transactions may take into consideration tax or other considerations of Sun Capital and its affiliates even where no similar benefit would accrue to us. See “Tax Receivable Agreement” under Note 15 “Related Party Transactions” to the Consolidated Financial Statements in this annual report on Form 10-K for additional information.

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

We file consolidated income tax returns on behalf of Vince Holding Corp. and Vince Intermediate Holding, LLC. Most of our future tax obligations will likely be attributed to the operations of Vince, LLC. Accordingly, most of the payments against the Tax Receivable Agreement will be attributed to the operations of Vince, LLC. We intend to cause Vince, LLC to pay distributions or make funds available to us in an amount sufficient to allow us to pay our taxes and any payments due to certain of our stockholders under the Tax Receivable Agreement. If, as a consequence of these various limitations and restrictions, we do not have sufficient funds to pay tax or other liabilities, we may have to borrow funds and thus our liquidity and financial condition could be materially adversely affected. To the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, such payments will be deferred and will accrue interest at a default rate of one-year LIBOR plus 500 basis points until paid. See “Tax Receivable Agreement” under Note 15 “Related Party Transactions” to the Consolidated Financial Statements in this annual report on Form 10-K for more information regarding the terms of the Tax Receivable Agreement.

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

We are an “emerging growth company,” as defined by the Jumpstart Our Business Startups (“JOBS”) Act. For as long as we continue to be an emerging growth company, we have chosen to take advantage of certain exemptions from various public company reporting requirements. These exemptions include, but are not limited to, (i) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (ii) reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements, and (iii) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years after the first sale of our common equity securities pursuant to an effective registration statement under the Securities Act which such fifth anniversary will occur in 2018. However, if certain events occur prior to the end of such five-year period, including if we become a “large accelerated filer,” our annual gross revenues exceed $1.0 billion or we issue more than $1.0 billion of non-convertible debt in any three-year period, we would cease to be an emerging growth company prior to the end of such five-year period. We will become a large accelerated filer the year after we have an aggregate worldwide market value of the voting and non-voting common equity held by non-affiliates of $700 million or more. We have taken advantage of certain of the reduced disclosure obligations regarding executive compensation in certain of our reports filed with the SEC and may elect to take advantage of other reduced burdens in future filings. As a result, the information we provide to holders of our common stock may be different than you might receive from other public reporting companies in which you hold equity interests. We cannot predict if investors will find our common stock less attractive as a result of our reliance on these exemptions. If some investors find our common stock less attractive as a result of any choice we make to reduce disclosure, there may be a less active trading market for our common stock and the price for our common stock may be more volatile.

As an emerging growth company we are not required to comply with the rules of the SEC implementing Section 404(b) of the Sarbanes-Oxley Act and therefore our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal controls over financial reporting until the fiscal year after the fiscal year we cease to be an emerging growth company. We are required, however, to comply with the SEC’s rules implementing Section 302 and 404 other than 404(b) of the Sarbanes-Oxley Act. These rules require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. If we are unable to conclude that we have effective internal control over financial reporting, our independent registered public accounting firm is unable to provide us with an unqualified report as and when required by Section 404 or we are required to restate our financial statements, we may fail to meet our public reporting obligations and investors could lose confidence in our reported financial information, which could have a negative impact on the trading price of our stock.

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

As of January 30, 2016, we leased 110,424 gross square feet related to our 48 company-operated retail stores. Our leases generally have initial terms of 10 years and cannot be extended or can be extended for one additional 5-year term. Our leases require a fixed annual rent, and most require the payment of additional rent if store sales exceed a negotiated amount. Most of our leases are “net” leases, which require us to pay all of the cost of insurance, taxes, maintenance and utilities. Although we generally cannot cancel these leases at our option, certain of our leases allow us, and in some cases, the lessor, to terminate the lease if we do not achieve a specified gross sales threshold.

The following store list shows the location, opening date, type and size of our company-operated retail locations as of January 30, 2016:

Vince Location	State	Opening Date	Type	Gross Square Feet	Selling Square Feet
Robertson (Los Angeles)	CA	April 9, 2008	Street	1,151	938
Melrose (Los Angeles)	CA	September 4, 2008	Street	1,537	1,385
Washington St. (Meatpacking - Women's)	NY	February 3, 2009	Street	2,000	1,600
Prince St. (Nolita)	NY	July 25, 2009	Street	1,396	1,108
San Francisco	CA	October 15, 2009	Street	1,895	1,408
Chicago	IL	October 1, 2010	Street	2,590	1,371
Madison Ave.	NY	August 3, 2012	Street	3,503	1,928
Westport	CT	March 28, 2013	Street	1,801	1,344
Greenwich	CT	July 19, 2013	Street	2,463	1,724
Mercer St. (Soho)	NY	August 22, 2013	Street	4,500	3,080
Columbus Ave. (Upper West Side)	NY	December 18, 2013	Street	4,465	3,126
Washington St. (Meatpacking - Men's)	NY	June 2, 2014	Street	1,827	1,027
Newbury St. (Boston)	MA	May 24, 2014	Street	4,124	3,100
Pasadena	CA	August 7, 2014	Street	3,475	2,200
Walnut St. (Philadelphia)	PA	August 4, 2014	Street	3,250	2,000
Abott Kiney (Los Angeles)	CA	September 26, 2015	Street	1,990	1,815
Total Street (16):				41,967	29,154
Malibu	CA	August 9, 2009	Mall	797	705
Dallas	TX	August 28, 2009	Mall	1,368	1,182
Boca Raton	FL	October 13, 2009	Mall	1,547	1,199
Copley Place (Boston)	MA	October 20, 2009	Mall	1,370	1,015
White Plains	NY	November 6, 2009	Mall	1,325	1,045
Atlanta	GA	April 16, 2010	Mall	1,643	1,356
Palo Alto	CA	September 17, 2010	Mall	2,028	1,391
Bellevue Square	WA	November 5, 2010	Mall	1,460	1,113
Manhasset (Long Island)	NY	April 22, 2011	Mall	1,414	1,000
Newport Beach	CA	May 20, 2011	Mall	1,656	1,242
The Grove	CA	November 20, 2012	Mall	1,862	1,160
Bal Harbour	FL	October 4, 2014	Mall	2,600	1,820
Chestnut Hill	MA	July 25, 2014	Mall	2,357	1,886
Brookfield (Downtown)	NY	March 26, 2015	Mall	2,966	2,373
Merrick Park (Coral Gables)	FL	April 30, 2015	Mall	2,512	1,871
Washington D.C. City Center	DC	April 30, 2015	Mall	3,202	2,562
Scottsdale Quarter	AZ	May 15, 2015	Mall	2,753	2,200
Houston	TX	October 1, 2015	Mall	2,998	2,398
Total Mall and Lifestyle Centers (18)				35,858	27,518
Total Full-Price (34)				77,825	56,672
Orlando	FL	June 17, 2009	Outlet	2,065	1,446
Cabazon	CA	November 11, 2011	Outlet	2,066	1,653
Riverhead	NY	November 30, 2012	Outlet	2,100	1,490
Chicago	IL	August 1, 2013	Outlet	2,611	1,828
Seattle	WA	August 30, 2013	Outlet	2,214	1,550
Las Vegas	NV	October 3, 2013	Outlet	2,028	1,420
San Marcos	TX	October 10, 2014	Outlet	2,433	1,703
Carlsbad	CA	October 24, 2014	Outlet	2,453	1,717
Wrentham	MA	September 29, 2014	Outlet	2,000	1,400
Camarillo	CA	February 1, 2015	Outlet	3,001	2,101
Livermore	CA	August 13, 2015	Outlet	2,500	1,767
Chicago Premium	IL	August 27, 2015	Outlet	2,300	1,840
Woodbury Commons	NY	November 6, 2015	Outlet	2,289	1,831
Sawgrass	FL	December 4, 2015	Outlet	2,539	1,771
Total Outlets (14)				32,599	23,517
Total (48)				110,424	80,189

ITEM 3.	LEGAL PROCEEDINGS.

We are a party to legal proceedings, compliance matters and environmental claims that arise in the ordinary course of our business. We are not currently a party to any legal proceedings, compliance investigation or environmental claims that we believe would, individually or in the aggregate have a material adverse effect on our financial position, results of operations or cash flows although these proceedings and claims are subject to inherent uncertainties.

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

Market Information

Our common stock has been traded on the New York Stock Exchange under the symbol “VNCE” since November 22, 2013. Prior to that time there was no public market for our stock. The following table sets forth the high and low sale prices of our common stock as reported on the New York Stock Exchange:

	Market Price
	High	Low
Fiscal 2015:
Fourth quarter	$7.06	$3.49
Third quarter	$9.80	$3.31
Second quarter	$18.86	$9.46
First quarter	$25.30	$16.50
Fiscal 2014:
Fourth quarter	$37.68	$22.07
Third quarter	$39.08	$29.67
Second quarter	$38.00	$24.19
First quarter	$28.00	$22.53

Record Holders

As of March 31, 2016 there were 3 record holders of our common stock.

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

COMPARISON OF 26 MONTH CUMULATIVE TOTAL RETURN*

Among Vince Holding Corp., the S&P 500 Index,
and S&P Retailing Index

$160
$140
$120
$100
$80
$60
$40
$20
$0
11/22/13
2/14
4/14
7/14
10/14
1/15
4/15
7/15
10/15
1/16
Vince Holding Corp.
S&P 500
S&P Retailing Index

*$100 invested on 11/22/13 in stock or on 10/31/13 in index, including reinvestment of dividends.
Fiscal year ending January 30.

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

We did not repurchase any shares of common stock during the three months ended January 30, 2016.

Unregistered Sales of Equity Securities

We did not sell any unregistered securities during fiscal year 2015.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA.

The selected historical consolidated financial data set forth below for each of the years in the five-year period ended January 30, 2016 and as of January 30, 2016 have been derived from our audited consolidated financial statements.

The historical results presented below are not necessarily indicative of the results expected for any future period. The information should be read in conjunction with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this annual report on Form 10-K and our Consolidated Financial Statements and related notes included herein.

	Fiscal Year (1)
	2015	2014	2013	2012	2011
(In thousands, except for share data)
Statement of Operations Data
Net sales	$302,457	$340,396	$288,170	$240,352	$175,255
Gross profit (2)	132,516	166,829	133,016	108,196	85,710
Selling, general and administrative expenses (3)	116,790	96,579	83,663	67,260	42,793
Income from operations	15,726	70,250	49,353	40,936	42,917
Net income (loss) from continuing operations	5,099	35,723	23,395	(29,695)	(41,922)
Net loss from discontinued operations, net of tax	—	—	(50,815)	(78,014)	(105,944)
Net income (loss)	5,099	35,723	(27,420)	(107,709)	(147,866)
Basic earnings (loss) per share:
Basic earnings (loss) per share from continuing operations	$0.14	$0.97	$0.83	$(1.13)	$(1.60)
Basic earnings (loss) per share	$0.14	$0.97	$(0.98)	$(4.11)	$(5.64)
Diluted earnings (loss) per share:
Diluted earnings (loss) per share from continuing operations	$0.14	$0.93	$0.83	$(1.13)	$(1.60)
Diluted earnings (loss) per share	$0.14	$0.93	$(0.98)	$(4.11)	$(5.64)

Weighted average shares outstanding:
Basic	36,770,430	36,730,490	28,119,794	26,211,130	26,211,130
Diluted	37,529,227	38,244,906	28,272,925	26,211,130	26,211,130

	As of
	January 30, 2016	January 31, 2015	February 1, 2014	February 2, 2013	January 28, 2012
(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$6,230	$112	$21,484	$317	$1,839
Working capital	(11,415)	16,650	65,398	9,746	(2,149)
Total assets (4)	363,568	378,648	409,374	442,124	468,445
Long-term debt	60,000	88,000	170,000	391,434	605,292
Other liabilities (long-term) (5)	140,838	146,063	169,015	—	—
Stockholders' equity (deficit)	78,502	71,969	33,551	(561,265)	(743,021)

	Fiscal Year (1)
	2015	2014	2013	2012	2011
Other Operating and Financial Data:
Total wholesale doors at end of period	2,441	2,394	2,300	2,145	1,761
Total company-operated stores at end of period	48	37	28	22	19
Comparable store sales growth (6) (7)	4.2%	12.6%	25.2%	35.9%	23.7%

(1)

Fiscal year ends on Saturday closest to January 31. Fiscal 2015 (ended January 30, 2016), Fiscal 2014 (ended January 31, 2015), fiscal 2013 (ended February 1, 2014) and fiscal 2011 (ended January 28, 2012) consisted of 52 weeks. Fiscal 2012 (ended February 2, 2013) consisted of 53 weeks.

(2)	Fiscal 2015 includes the impact of $10,300 pre-tax expense associated with inventory write-downs primarily related to excess out of season and current inventory.
(3)

Fiscal 2015 includes the net impact of $2,702 pre-tax expense associated with executive severance costs and executive search costs partly offset by the favorable impact of executive stock option forfeitures. Fiscal 2014 includes $571 pre-tax expense associated with the secondary offering by certain stockholders of the Company completed in July 2014. Fiscal 2013 and 2012 include $9,751 and $9,331, respectively, pre-tax expense associated with the impact of public company transition costs.

(4)

Pursuant to new accounting guidance issued by the Financial Accounting Standards Board in April 2015, entities are no longer required to present deferred financing costs as a deferred asset. The guidance is effective for our fiscal year beginning in 2016, however, the Company has early adopted this accounting standard update effective as of February 1, 2015 and accordingly, the prior period comparative balance sheets have been adjusted to conform to the new classification presentation.

(5)

Other liabilities includes the impact of recording the long-term portion of the Tax Receivable Agreement, which represents our obligation to pay 85% of estimated cash savings on federal, state and local income taxes realized by us through our use of certain net tax assets retained by us subsequent to the completion of the IPO and Restructuring Transactions executed in November 2013.

(6)

Beginning with the first quarter of fiscal 2015, comparable store sales now include our e-commerce sales in order to align with how we manage our brick-and-mortar retail stores and e-commerce online store as a combined single direct-to-consumer segment. Prior to fiscal 2015, comparable store sales included only our comparable brick-and-mortar retail stores. As a result of our omni-channel sales and inventory strategy as well as cross-channel customer shopping patterns, there is less distinction between our brick-and-mortar retail stores and our e-commerce online store and we believe the inclusion of e-commerce sales in our comparable store sales metric is a more meaningful representation of these results and provides a more comprehensive view of our year over year comparable store sales metric. As a result of this change, the prior periods presented above have been adjusted to reflect comparable store sales inclusive of e-commerce.

(7)

Beginning with the first quarter of fiscal 2015, a store is included in the comparable store sales calculation after it has completed at least 13 full fiscal months of operations. Non-comparable store sales include new stores which have not completed at least 13 full fiscal months of operations and sales from closed stores. In the event that we relocate, or change square footage of an existing store, we would treat that store as a non-comparable store until it has completed at least 13 full fiscal months of operation following the relocation or square footage adjustment. For 53-week fiscal years, we adjust comparable store sales to exclude the additional week. There may be variations in the way in which some of our competitors and other retailers calculate comparable store sales.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This discussion summarizes our consolidated operating results, financial condition and liquidity during each of the years in the three-year period ended January 30, 2016. Our fiscal year ends on the Saturday closest to January 31. Fiscal years 2015, 2014 and 2013 ended on January 30, 2016 (“fiscal 2015”), January 31, 2015 (“fiscal 2014”) and February 1, 2014 (“fiscal 2013”), respectively. Fiscal years 2015, 2014 and 2013 consisted of 52 weeks. The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this annual report on Form 10-K. All amounts disclosed are in thousands expect door and store counts, countries, share data and percentages.

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

This discussion contains forward-looking statements involving risks, uncertainties and assumptions that could cause our results to differ materially from expectations. While we believe our growth strategy offers significant opportunities, it also presents risks and challenges, including among others, the risks that we may not be able to match inventory purchases with demand, hire and train qualified associates, that our new product offerings and expanded sales channels may not maintain or enhance our brand image and that our distribution facilities and information systems may not be adequate to support our growth plans. For a more complete discussions of risks facing our business see “Item 1A—Risk Factors” included in this annual report on Form 10-K.

Executive Overview

Vince is a leading contemporary fashion brand best known for modern effortless style and everyday luxury essentials. Founded in 2002, the brand now offers a wide range of women’s and men’s apparel, women’s and men’s footwear, and handbags. Vince products are sold in prestige distribution worldwide, including approximately 2,500 distribution points across 38 countries. While we have recently experienced a slowdown in sales growth, we believe that we can generate growth by improving our product offering, expanding our selling into international markets, and growing our own branded retail and e-commerce direct-to-consumer businesses.

On October 22, 2015, the board of directors of the Company (the “Board’) approved the appointment of Brendan Hoffman to serve as the Chief Executive Officer of the Company, effective immediately. Mr. Hoffman brings more than 20 years of retail industry experience and most recently served as the Chief Executive Officer and President of The Bon-Ton Stores Inc. from February 2012 to August 2014. Previously, Mr. Hoffman served as the President and Chief Executive Officer of Lord & Taylor, a division of Hudson’s Bay Trading Company, from October 2008 to January 2012. Mark E. Brody served as the Interim Chief Executive Officer of the Company from September 1, 2015 through October 22, 2015 and remained with the Company in a non-executive capacity through a transition period that ended on November 20, 2015. Mr. Brody will continue to serve as a member of the Board. The Board also approved the appointment of David Stefko to Chief Financial Officer of the Company effective January 14, 2016. Mr. Stefko served as the Company’s interim Chief Financial Officer and Treasurer since September 1, 2015. Mr. Stefko has over 28 years of senior finance and executive management experience. Prior to this appointment, Mr. Stefko held the position of Group CFO at Sun Capital since 2011. Previously, he served as Senior Vice President, Chief Financial Officer and Chief Administrative Officer of Things Remembered, a national multichannel specialty retailer since 2003.

As of January 30, 2016, we sold our products at 2,441 doors through our wholesale partners in the U.S. and international markets and we operated 48 retail stores, including 34 company-operated full price stores and 14 company-operated outlet stores, throughout the United States.

The following is a summary of fiscal 2015 highlights:

•	Our net sales totaled $302,457, reflecting an 11.1% decrease over prior year net sales of $340,396.
•	Our wholesale net sales decreased 22.4% to $201,182 and our direct-to-consumer net sales increased 25.1% to $101,275. Comparable store sales including e-commerce increased 4.2% compared to last year.
•

Net income was $5,099, or $0.14 per diluted share, compared to $35,723, or $0.93 per diluted share, in the prior year. The current year included pre-tax expense of $10,300 associated with inventory write-downs primarily related to excess out of season and current inventory, pre-tax expense of $3,394 of executive severance costs, pre-tax expense of $615 associated with executive search costs and pre-tax income of $1,307 related to executive stock option forfeitures.

•	As of January 30, 2016, we had $60,000 of total debt principal outstanding comprised of $45,000 outstanding under our Term Loan Facility and $15,000 outstanding under our Revolving Credit Facility.
•	We opened 11 new retail stores during fiscal year 2015 and increased our wholesale door count by 47 additional doors.

•	We continued to invest in new stores, shop-in-shop build-outs and infrastructure related to our IT migration.

We serve our customers through a variety of channels that reinforce the Vince brand image. Our diversified channel strategy allows us to introduce our products to customers through multiple distribution points that are reported in two segments: wholesale and direct-to-consumer.

The following is a summary of our wholesale and direct-to-consumer net sales for fiscal 2015, fiscal 2014 and fiscal 2013:

	Net Sales by Segment
	Fiscal Year
	2015	2014	2013
(in thousands)
Wholesale	$201,182	$259,418	$229,114
Direct-to-consumer	101,275	80,978	59,056
Total net sales	$302,457	$340,396	$288,170

 Results of Operations

Fiscal 2015 Compared to Fiscal 2014

The following table presents, for the periods indicated, our operating results as a percentage of net sales as well as earnings per share data:

	Fiscal Year Ended
	January 30, 2016		January 31, 2015		Variances
(In thousands, except share data, percentages and door and store counts)	Amount	% of Net Sales	Amount	% of Net Sales	Amount	Percent
Statement of Operations:
Net sales	$302,457	100.0%	$340,396	100.0%	$(37,939)	(11.1)%
Cost of products sold	169,941	56.2%	173,567	51.0%	(3,626)	(2.1)%
Gross profit	132,516	43.8%	166,829	49.0%	(34,313)	(20.6)%
Selling, general and administrative expenses	116,790	38.6%	96,579	28.4%	20,211	20.9%
Income from operations	15,726	5.2%	70,250	20.6%	(54,524)	(77.6)%
Interest expense, net	5,680	1.9%	9,698	2.8%	(4,018)	(41.4)%
Other expense, net	1,733	0.6%	835	0.3%	898	107.5%
Income before income taxes	8,313	2.7%	59,717	17.5%	(51,404)	(86.1)%
Provision for income taxes	3,214	1.0%	23,994	7.0%	(20,780)	(86.6)%
Net income (loss)	$5,099	1.7%	$35,723	10.5%	$(30,624)	(85.7)%
Basic earnings (loss) per share:
Basic EPS—Total	$0.14		$0.97
Diluted EPS—Total	$0.14		$0.93
Other Operating and Financial Data:
Total wholesale doors at end of period	2,441		2,394
Total company-operated stores at end of period	48		37
Comparable sales growth	4.2%		12.6%

Net Sales for fiscal 2015 were $302,457, decreasing $37,939, or 11.1%, versus $340,396 for fiscal 2014. The decrease in sales compared to the prior year is due to a decrease in volume across our wholesale segment. The following is a summary of our net sales by segment for fiscal 2015 and fiscal 2014:

	Net Sales by Segment
	Fiscal Year Ended
	January 30,	January 31,
(in thousands)	2016	2015
Net Sales:
Wholesale	$201,182	$259,418
Direct-to-consumer	101,275	80,978
Total net sales	$302,457	$340,396

Net sales from our wholesale segment decreased $58,236, or 22.4%, to $201,182 in fiscal 2015 from $259,418 in fiscal 2014 primarily due to lower full price customer reorders and lower off price orders. The contraction of our wholesale business was partly offset by an increase in net wholesale doors of 47 and the addition of 11 shop-in-shops with our wholesale partners since the end of fiscal 2014.

Net sales from our direct-to-consumer segment increased $20,297, or 25.1%, to $101,275 in fiscal 2015 from $80,978 in fiscal 2014. $3,291 of the sales growth is attributable to comparable store sales growth of 4.2%, including e-commerce, primarily due to an increase in transactions partly offset by a decrease in the average order size. Non-comparable store sales contributed $17,006 of the sales growth and includes the impact of 11 new stores that have opened since the end of fiscal 2014 (bringing our total retail store count to 48 as of January 30, 2016, compared to 37 as of January 31, 2015).

Gross Profit decreased $34,313, or 20.6%, to $132,516 in fiscal 2015 from $166,829 in fiscal 2014. As a percentage of sales, gross margin was 43.8%, compared with 49.0% in the prior year. Gross profit and gross margin were negatively impacted by the full year $16,263 inventory reserve charge in the current year. Of this charge, $10,300 is attributable to inventory that no longer supports our prospective brand positioning strategy, with the balance relating to normal, recurring provisions based on our existing accounting policy for aged inventory. The total gross margin rate decrease was driven primarily by the following factors:

•	The impact from higher assistance to wholesale partners had a combined negative impact of 490 basis points;
•	Higher year-over-year inventory reserve charge impacted gross margins negatively by 301 basis points; and
•	Increased sales penetration of the direct-to-consumer segment contributed 190 basis points of improvement.

Selling, general and administrative expenses (“SG&A”) for fiscal 2015 were $116,790, increasing $20,211, or 20.9%, versus $96,579 for fiscal 2014. SG&A expenses as a percent of net sales were 38.6% and 28.4% for fiscal 2015 and fiscal 2014, respectively. SG&A expenses in the current year include a $2,702 charge for net management transition costs which consists of $3,394 of severance expense and $615 of executive search costs which were partly offset by $1,307 of stock option forfeitures. See Note 8 “Commitments and Contingencies” within the notes to Consolidated Financial Statements in this annual report on Form 10-K for additional details. SG&A expenses in the prior year include $571 of costs incurred by us related to the secondary offering by certain stockholders of the Company completed in July 2014. As we continue to invest in our growth and from our recent decline in sales, our SG&A expenses as a percent of sales have deleveraged. The increase in SG&A expenses compared to the prior year period is primarily due to:

•

Increase in compensation expense and professional search fees of $8,668, primarily driven by the net management transition costs discussed above, as well as employee benefits and related increases due to hiring and retaining additional employees to support our growth plans;

•	Increase in rent and occupancy costs of $4,661 due primarily to the 11 new retail store openings and our new design studio and Paris showroom space;
•	Increase in depreciation expense of $3,072 due to the 11 new stores, shop-in-shop expenditures and our new design studio and Paris showroom space;
•	Increase in marketing, advertising and promotional expenses of $1,763 to support our brand awareness growth efforts primarily in the e-commerce channel;
•	Increase in consulting fees of $1,546 largely driven by expenses associated with the consulting agreements with our co-founders; and
•

The above increases were partly offset by $2,340 of lower costs charged under our Shared Services Agreement as we have transitioned certain back office support functions in-house that were previously performed by Kellwood under the Shared Services Agreement.

Income from operations by segment for fiscal 2015 and fiscal 2014 is summarized in the following table:

	Income from Operations by Segment
	Fiscal Year Ended
	January 30,	January 31,
	2016	2015
(in thousands)
Wholesale	$61,571	$100,623
Direct-to-consumer	7,839	14,556
Subtotal	69,410	115,179
Unallocated expenses	(53,684)	(44,929)
Total income from operations	$15,726	$70,250

Operating income from our wholesale segment decreased $39,052, or 38.8%, to $61,571 in fiscal 2015 from $100,623 in fiscal 2014. This decrease was driven by the lower gross margin performance due to wholesale inventory reserves of $9,615 and the sales volume decrease noted above.

Operating income from our direct-to-consumer segment decreased $6,717, or 46.1% to $7,839 in fiscal 2015 from $14,556 in fiscal 2014. The decrease resulted primarily from the impact of inventory reserves of $6,648 combined with lower gross margins driven by higher promotional activity and higher SG&A expenses associated with the 11 new stores that have opened since the end of fiscal 2014.

Interest expense decreased $4,018, or 41.4%, to $5,680 in fiscal 2015 from $9,698 in fiscal 2014. The reduction in interest expense is primarily due to the lower overall debt balances since the end of fiscal 2014 as a result of voluntary prepayments on the Term Loan Facility and borrowings against the Revolving Credit Facility with more favorable interest rates.

Other expense, net was $1,733 for fiscal 2015 compared to $835 for fiscal 2014. The increase resulted primarily from an increase in the obligation under the Tax Receivable Agreement (see Note 15 “Related Party Transactions” within the notes to Consolidated Financial Statements in this annual report on Form 10-K).

Provision for income taxes for fiscal 2015 was $3,214 as compared to $23,994 for fiscal 2014. Our effective tax rate on pretax income for fiscal 2015 and fiscal 2014 was 38.7% and 40.2%, respectively. The rate for fiscal 2015 differed from the U.S. statutory rate of 35.0% primarily due to state taxes and non-deductible expenses, mostly offset by the favorable impact of recent changes to state and local tax laws, primarily New York City, that impacted the net operating loss deferred tax assets and the return to provision adjustment. The rate for fiscal 2014 differed from the U.S. statutory rate of 35.0% primarily due to state taxes.

Fiscal 2014 Compared to Fiscal 2013

The following table presents, for the periods indicated, our operating results as a percentage of net sales as well as earnings per share data:

	Fiscal Year Ended
	January 31, 2015		February 1, 2014		Variances
(In thousands, except share data, percentages and door and store counts)	Amount	% of Net Sales	Amount	% of Net Sales	Amount	Percent
Statement of Operations:
Net sales	$340,396	100.0%	$288,170	100.0%	$52,226	18.1%
Cost of products sold	173,567	51.0%	155,154	53.8%	18,413	11.9%
Gross profit	166,829	49.0%	133,016	46.2%	33,813	25.4%
Selling, general and administrative expenses	96,579	28.4%	83,663	29.0%	12,916	15.4%
Income from operations	70,250	20.6%	49,353	17.2%	20,897	42.3%
Interest expense, net	9,698	2.8%	18,011	6.3%	(8,313)	(46.2)%
Other expense, net	835	0.3%	679	0.2%	156	23.0%
Income before income taxes	59,717	17.5%	30,663	10.7%	29,054	94.8%
Provision for income taxes	23,994	7.0%	7,268	2.5%	16,726	230.1%
Net income from continuing operations	35,723	10.5%	23,395	8.2%	12,328	52.7%
Net loss from discontinued operations, net of taxes	—	0.0%	(50,815)	(17.6)%	50,815	(100.0)%
Net income (loss)	$35,723	10.5%	$(27,420)	(9.4)%	$63,143	(230.3)%
Basic earnings (loss) per share:
Basic EPS—continuing operations	$0.97		$0.83
Basic EPS—discontinued operations	—		(1.81)
Basic EPS—Total	$0.97		$(0.98)
Diluted earnings (loss) per share:
Diluted EPS—continuing operations	$0.93		$0.83
Diluted EPS—discontinued operations	—		(1.81)
Diluted EPS—Total	$0.93		$(0.98)
Other Operating and Financial Data:
Total wholesale doors at end of period	2,394		2,300
Total company-operated stores at end of period	37		28
Comparable store sales growth	12.6%		25.2%

Net Sales for fiscal 2014 were $340,396, increasing $52,226, or 18.1% versus $288,170 for fiscal 2013. The increase in sales compared to the prior year is due to an increase in volume across both of our business segments. The following is a summary of our net sales by segment for fiscal 2014 and fiscal 2013:

	Net Sales by Segment
	Fiscal Year Ended
	January 31,	February 1,
(in thousands)	2015	2014
Net Sales:
Wholesale	$259,418	$229,114
Direct-to-consumer	80,978	59,056
Total net sales	$340,396	$288,170

Net sales from our wholesale segment increased $30,304, or 13.2%, to $259,418 in fiscal 2014 from $229,114 in fiscal 2013 driven by strong performance in both our domestic and international markets. The expansion of our wholesale business contributed to the sales increase as our wholesale door counts increased by a net 94 wholesale doors and we opened 21 additional shop-in-shops that are operated by our domestic and international partners. Additionally, there were two international free-standing stores which were operated by our distribution partners.

Net sales from our direct-to-consumer segment increased $21,922, or 37.1%, to $80,978 in fiscal 2014 from $59,056 in fiscal 2013. This sales growth was due to (i) comparable store sales growth of 12.6% which was driven primarily by increased transactions and contributed $6,664, (ii) opening nine new stores as compared to the end of the prior fiscal year (bringing our total retail store count to 37 as of January 31, 2015, compared to 28 as of February 1, 2014) inclusive of non-comparable sales growth contributing $15,258, and (iii) e-commerce sales growth contributing $3,323.

Gross Profit/Gross Margin rate increased 280 basis points to 49.0% for fiscal 2014 compared to 46.2% for fiscal 2013. The total gross margin rate increase was driven primarily by the following factors:

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

SG&A expenses for fiscal 2014 were $96,579, increasing $12,916, or 15.4%, versus $83,663 for fiscal 2013. The increase in SG&A expenses compared to the prior year period were primarily due to:

•

Increase in compensation expense of $7,294, including share-based and incentive compensation, employee benefits and related increases due to hiring and retaining additional employees to support our growth plans;

•	Increase in rent and occupancy costs of $5,600 due primarily to new retail store openings and our new headquarter office spaces;
•	Increase in marketing, advertising and promotional expenses of $2,590 to support our efforts to increase brand awareness, drive traffic and build customer loyalty;
•	Increase in depreciation expense of $2,484 due to new stores, shop-in-shop expenditures and our new headquarter office spaces;
•	Increase in other costs of $2,203 consisting of increases in areas such as design and development, travel, consulting and legal;
•	Increase in public company expenses of $1,925 due to costs incurred to be a stand-alone public company; and
•	Increase of $571 related to fees incurred in connection with the Secondary Offering completed in July 2014.
•

The above increases were partially offset by the decrease in public company transition costs of $9,751 incurred in the prior fiscal year in preparation for our IPO that was completed on November 27, 2013.

Income from operations by segment for fiscal 2014 and fiscal 2013 is summarized in the following table:

	Income from Operations by Segment
	Fiscal Year Ended
	January 31,	February 1,
	2015	2014
(in thousands)
Wholesale	$100,623	$81,822
Direct-to-consumer	14,556	10,435
Subtotal	115,179	92,257
Unallocated expenses	(44,929)	(42,904)
Total income from operations	$70,250	$49,353

Operating income from our wholesale segment increased $18,801, or 23.0%, to $100,623 in fiscal 2014 from $81,822 in fiscal 2013. This increase was driven primarily from the sales volume increase of $30,304 and gross margin rate improvement noted above as well as the impact of wholesale segment operating expenses which were lower as a percentage of net sales versus the prior fiscal year.

Operating income from our direct-to-consumer segment increased $4,121, or 39.5% to $14,556 in fiscal 2014 from $10,435 in fiscal 2013. The increase resulted primarily from the sales volume increase of $21,922 and gross margin rate improvement noted above which more than offset the additional operating expenses incurred, primarily as a result of opening new stores, during the period to support the sales growth.

Interest expense for fiscal 2014 was $9,698, decreasing $8,313, or 46.2%, versus $18,011 for fiscal 2013. Interest expense decreased as we had lower average debt balances period over period. The decrease in overall debt balances was primarily due to certain affiliates of Sun Capital contributing certain outstanding indebtedness to the Company in June 2013, thus eliminating interest expense on $407,527 in debt at that time. On November 27, 2013, in connection with the IPO and Restructuring Transactions, we entered into a $175,000 Term Loan Facility and a $50,000 Revolving Credit Facility. Interest expense for fiscal 2014 relates to interest charges under these facilities.

Other expense, net, was $835 for fiscal 2014 compared to $679 for fiscal 2013.

Provision for income taxes for fiscal 2014 was $23,994 as compared to $7,268 for fiscal 2013. Our effective tax rate on pretax income for fiscal 2014 and fiscal 2013 was 40.2% and 23.7%, respectively. The rate for fiscal 2014 differed from the U.S. statutory rate of 35.0% primarily due to state taxes. The rate for fiscal 2013 differed from the U.S. statutory rate of 35.0% primarily due to changes in our valuation allowance offset in part by state taxes and nondeductible interest.

Net loss from discontinued operations

The separation of the non-Vince businesses was completed on November 27, 2013. Net loss from discontinued operations was $50,815 for fiscal 2013.

Discontinued Operations

On November 27, 2013, in connection with the IPO and Restructuring Transactions, we separated the Vince and non-Vince businesses whereby the non-Vince businesses are now owned by Kellwood Holding, LLC, which is controlled by affiliates of Sun Capital. As the Company and Kellwood Holding, LLC were under the common control of affiliates of Sun Capital, this separation transaction resulted in a $73,081 adjustment to additional paid-in capital on our Consolidated Balance Sheet at February 1, 2014.

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

In connection with the Restructuring Transactions, the Company issued a promissory note (the “Kellwood Note Receivable”) to Kellwood Company, LLC, in the amount of $341,500. Following the completion of the IPO and the Company’s entry into the Term Loan Facility and the Revolving Credit Facility, the Company used proceeds from the IPO and borrowings under the Term Loan Facility to repay the Kellwood Note Receivable, which proceeds, in turn, were primarily used by Kellwood to repay, discharge or repurchase indebtedness of Kellwood Company, LLC. As a result, neither Vince Holding Corp. nor any of its consolidated subsidiaries have any obligations with respect to the Wells Fargo Facility, the Cerberus Term Loan, the Sun Term Loan Agreements, any 12.875% Notes or any 7.625% Notes, which are each described below under “Financing Activities”.

The separation of the non-Vince businesses was completed on November 27, 2013. Accordingly, there are no results from discontinued operations reflected on the Consolidated Financial Statements for fiscal 2015 and fiscal 2014. The results of the non-Vince businesses included in discontinued operations for fiscal 2013 is summarized in the following table below.

Fiscal Year
(in thousands, except effective tax rate)	2013
Net sales	$400,848
Cost of products sold	313,620
Gross profit	87,228
Selling, general and administrative expenses	98,016
Restructuring, environmental and other charges	1,628
Impairment of long-lived assets	1,399
Change in fair value of contingent consideration	1,473
Interest expense, net	46,677
Other expense, net	498
Loss before income taxes	(62,463)
Income taxes	(11,648)
Net loss from discontinued operations, net of taxes	$(50,815)
Effective tax rate	18.6%

Liquidity and Capital Resources

Our sources of liquidity are cash and cash equivalents, cash flows from operations, borrowings available under the Revolving Credit Facility and our ability to access capital markets. Our primary cash needs are capital expenditures for new stores and related leasehold improvements, for investment in our new ERP platform and related infrastructure, meeting our debt service requirements, paying amounts due under the Tax Receivable Agreement and funding working capital requirements. The most significant components of our working capital are cash and cash equivalents, accounts receivable, inventories, accounts payable and other current liabilities.

The Company had expected to make a required payment under the Tax Receivable Agreement in the fourth quarter of fiscal 2015. As a result of lower than expected cash from operations due to weaker than projected performance, and the level of projected availability under the Revolving Credit Facility, we concluded that we would not be able to fund the payment when due. Accordingly, on September 1, 2015, we entered into an amendment to the Tax Receivable Agreement with Sun Cardinal, LLC, an affiliate of Sun Capital, for itself and as a representative of the other stockholders parties thereto. Pursuant to this amendment, Sun Cardinal, LLC agreed to postpone payment of the tax benefit with respect to the 2014 taxable year, currently estimated at $21,762 plus accrued interest, to September 15, 2016. The amendment to the Tax Receivable Agreement also waived the application of a default interest rate at LIBOR plus 500 basis points per annum on the postponed payment. The interest rate on the postponed payment will remain at LIBOR plus 200 basis points per annum. As of January 30, 2016 our total obligation under the Tax Receivable Agreement is estimated to be $169,913, of which $29,075 is included as a component of other accrued expenses and $140,838 is included as a component of other liabilities on our consolidated balance sheet. There is a remaining term of eight years under the Tax Receivable Agreement. The net operating loss tax benefits subject to the Tax Receivable Agreement expire beyond the term of the Tax Receivable Agreement allowing us the opportunity to realize the full value of these benefits.

Additionally, on December 9, 2015 the Company received a Rights Offering Commitment Letter from Sun Capital Partners V, L.P. (“Sun Fund V”) that commits Sun Fund V to provide the Company with an amount equal to $65,000 of cash proceeds (the “Contribution Obligation”) in the event the Company conducts a rights offering for its common stock to its stockholders. Such Contribution Obligation will be reduced by any proceeds received from a completed rights offering. The Company would be required to use a portion of the proceeds from the rights offering or the Contribution Obligation to satisfy its current obligation under the Tax Receivable Agreement (see above). On March 29, 2016, the Company commenced a rights offering to give existing stockholders the right to purchase additional shares of common stock at $5.50 per share. The Company is seeking to issue 11,818,181 shares in order to raise gross proceeds of $65,000. The rights offering expired on April 14, 2016 at 5:00 p.m. New York City time. If the Company is unable to raise the total proceeds of $65,000, Sun Fund V will purchase the remaining shares up to $65,000 as per the terms of an Investment Agreement entered into with Sun Cardinal, LLC and SCSF Cardinal, LLC on March 15, 2016, which superseded the Rights Offering Commitment Letter. See Note 15 “Related Party Transactions” and Note 17 “Subsequent Event” within the notes to Consolidated Financial Statements in this annual report on Form 10-K for additional details.

Based upon our actions to date, management believes that cash generated from operations and the proceeds from the rights offering or the Investment Agreement transactions, will be sufficient to comply with any covenants under the Term Loan Facility and the Revolving Credit Facility, fund our debt service requirements, fund our obligations under the Tax Receivable Agreement, and fund planned capital expenditures and working capital needs for at least the next twelve months. However, there can be no assurance that we will be able to achieve our strategic initiatives in the future and failure to do so would have a significant adverse effect on our operations. See “Item 1A. Risk Factors — Our ability to continue to have the liquidity necessary to service our debt, meet contractual payment obligations, including under the Tax Receivable Agreement, and fund our operations depends on many factors, including our ability to generate sufficient cash flow from operations, maintain adequate availability under our Revolving Credit Facility or obtain other financing.”

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
Operating Activities

	Fiscal Year
	2015	2014	2013
(in thousands)
Operating activities
Net income (loss)	$5,099	$35,723	$(27,420)
Less: Net loss from discontinued operations	—	—	(50,815)
Add (deduct) items not affecting operating cash flows:
Depreciation	7,752	4,668	2,186
Provision for inventories	16,263	3,719	3,738
Amortization of intangible assets	598	599	599
Amortization of deferred financing costs	1,259	1,532	178
Amortization of deferred rent	1,723	3,045	465
Deferred income taxes	2,745	23,248	7,225
Share-based compensation expense	1,259	1,896	347
Capitalized PIK Interest	—	—	15,883
Loss on disposal of property, plant and equipment	375	—	262
Changes in assets and liabilities:
Receivables, net	24,397	6,401	(6,265)
Inventories	(15,420)	(7,182)	(18,807)
Prepaid expenses and other current assets	3,441	2,809	1,681
Accounts payable and accrued expenses	1,044	3,066	3,235
Other assets and liabilities	1,093	742	(156)
Net cash provided by operating activities—continuing operations	51,628	80,266	33,966
Net cash used in operating activities—discontinued operations	—	—	(54,667)
Net cash provided by (used in) operating activities	$51,628	$80,266	$(20,701)

Continuing operations

Net cash provided by operating activities during fiscal 2015 was $51,628, which consisted of net income from continuing operations of $5,099, impacted by non-cash items of $31,974 and cash provided by working capital of $14,555. Net cash provided by working capital resulted from a $24,397 decrease in receivables driven largely by the timing of current year collections from prior year receivables and lower wholesale performance. Inventories increased $15,420 due to new store additions, increased handbag inventory and higher in-transit inventory. Additionally, prepaid expenses and other current assets decreased $3,441 primarily due to timing.

Net cash provided by operating activities during fiscal 2014 was $80,266, which consisted of net income from continuing operations of $35,723, impacted by non-cash items of $38,707 and cash provided by working capital of $5,836. Net cash provided by working capital was, in part, due to a decrease in receivables of $6,401 driven largely by higher trade deductions, a decrease of $2,809 in prepaid expenses and other current assets and a $3,066 increase in accounts payable and accrued expenses. This was partially offset by a $7,182 increase in inventory due to increased inventory purchases to support new stores and shop-in-shops and the impact of higher in-transit inventory resulting primarily from a change in our shipping strategy to an FOB shipment basis.

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

Discontinued operations

Net cash used in operating activities for fiscal 2013 was $54,667, which consisted of net loss of $50,815 adjusted for non-cash charges of $15,366, and cash used in working capital of $19,218.

Investing Activities

	Fiscal Year
	2015	2014	2013
(in thousands)
Investing activities
Payments for capital expenditures	$(17,591)	$(19,699)	$(10,073)
Net cash used in investing activities—continuing operations	(17,591)	(19,699)	(10,073)
Net cash used in investing activities—discontinued operations	—	—	(5,936)
Net cash used in investing activities	$(17,591)	$(19,699)	$(16,009)

Continuing operations

Net cash used in investing activities of $17,591 during fiscal 2015 represents capital expenditures related to retail store build-outs, including leasehold improvements, costs related to the build-out of our new design studio and Paris showroom space, store fixtures as well as expenditures for our shop-in-shop spaces operated by certain distribution partners and the investment in new ERP systems and related infrastructure.

Net cash used in investing activities of $19,699 during fiscal 2014 represents capital expenditures related to retail store build-outs, including leasehold improvements and store fixtures as well as expenditures for our shop-in-shop spaces operated by certain distribution partners and the costs related to the build-out of our new corporate office spaces and showroom facilities.

Net cash used in investing activities of $10,073 during fiscal 2013 represents capital expenditures, primarily related to retail store build-outs, including leasehold improvements and store fixtures.

Discontinued operations

Net cash used in investing activities for 2013 was $5,936, primarily consisting of $7,067 of cash and cash equivalents retained by the non-Vince business after the Restructuring Transactions. Additionally there were $4,748 in payments for capital expenditures and other assets related to the non-Vince business during the year, offset in part by proceeds from the sale of various assets of the non-Vince business prior to the Restructuring Transactions of $5,379, net of selling costs.

Financing Activities

	Fiscal Year
	2015	2014	2013
(in thousands)
Financing activities
Proceeds from borrowings under the Revolving Credit Facility	$115,127	$50,500	$—
Payments for Revolving Credit Facility	(123,127)	(27,500)	—
Proceeds from borrowings under the Term Loan Facility	—	—	175,000
Payments for Term Loan Facility	(20,000)	(105,000)	(5,000)
Payment for Kellwood Note Receivable	—	—	(341,500)
Fees paid for Term Loan Facility and Revolving Credit Facility	(94)	(114)	(5,146)
Proceeds from common stock issuance, net of certain transaction costs	—	—	186,000
Stock option exercise	175	175	42
Net cash (used in) provided by financing activities—continuing operations	(27,919)	(81,939)	9,396
Net cash provided by financing activities—discontinued operations	—	—	46,917
Net cash (used in) provided by financing activities	$(27,919)	$(81,939)	$56,313

Continuing operations

Net cash provided by financing activities primarily relates to borrowings and repayments of the debt obligations and debt issuance costs related thereto, as well as activity related to the issuance of our common stock and exercise of employee stock options.

Net cash used by financing activities was $27,919 during fiscal 2015, primarily consisting of voluntary prepayments totaling $20,000 on the Term Loan Facility and $8,000 of net repayments under the Revolving Credit Facility.

Net cash used by financing activities was $81,939 during fiscal 2014, primarily consisting of voluntary prepayments totaling $105,000 on the Term Loan Facility, partially offset by $23,000 of net borrowings under the Revolving Credit Facility.

Net cash provided by financing activities was $9,396 during fiscal 2013, primarily consisting of $186,000 of proceeds from the issuance of common stock, net of certain transactions costs, on November 27, 2013. In connection with the IPO and the Restructuring Transactions discussed elsewhere in this annual report in Form 10-K, the Company made borrowings of $175,000 under the Term Loan Facility and also entered into an agreement for the Revolving Credit Facility, for which we paid $5,146 in debt issuance costs. Proceeds from the IPO and borrowings under the Term Loan Facility were then used to repay the Kellwood Note Receivable of $341,500. In January of fiscal 2013, the Company made a voluntary prepayment of $5,000 on the Term Loan Facility.

Discontinued operations

Net cash provided by financing activities during fiscal 2013 was $46,917, primarily consisting of $5,000 borrowings under the Sun Term Loan Agreements, as well a $41,975 net increase in borrowings under the Kellwood revolving credit facilities, net of fees paid.

Current Existing Credit Facilities and Debt (Post IPO and Restructuring Transactions)

Revolving Credit Facility

On November 27, 2013, in connection with the closing of the IPO and Restructuring Transactions, Vince, LLC entered into a $50,000 senior secured revolving credit facility (as amended from time to time, the “Revolving Credit Facility”) with Bank of America, N.A. (“BofA”) as administrative agent. Vince, LLC is the borrower and Vince Holding Corp. (“VHC”) and Vince Intermediate Holding, LLC, a direct subsidiary of VHC and the direct parent company of Vince, LLC (“Vince Intermediate”), are the guarantors under the Revolving Credit Facility. On June 3, 2015, Vince LLC entered into a first amendment to the Revolving Credit Facility, that among other things, increased the aggregate commitments under the facility from $50,000 to $80,000, subject to a loan cap which is the lesser of (i) the Borrowing Base, as defined in the loan agreement, (ii) the aggregate commitments, or (iii) $70,000 until debt obligations under the Company’s term loan facility have been paid in full, and extended the maturity date from November

27, 2018 to June 3, 2020. The Revolving Credit Facility also provides for a letter of credit sublimit of $25,000 (plus any increase in aggregate commitments) and an accordion option that allows for an increase in aggregate commitments up to $20,000. Interest is payable on the loans under the Revolving Credit Facility at either the LIBOR or the Base Rate, in each case, plus an applicable margin of 1.25% to 1.75% for LIBOR loans or 0.25% to 0.75% for Base Rate loans, and in each case subject to a pricing grid based on an average daily excess availability calculation. The “Base Rate” means, for any day, a fluctuating rate per annum equal to the highest of (i) the rate of interest in effect for such day as publicly announced from time to time by BofA as its prime rate; (ii) the Federal Funds Rate for such day, plus 0.50%; and (iii) the LIBOR Rate for a one month interest period as determined on such day, plus 1.0%. During the continuance of an event of default and at the election of the required lender, interest will accrue at a rate of 2% in excess of the applicable non-default rate.

The Revolving Credit Facility contains a maintenance requirement that, at any point when “Excess Availability” is less than the greater of (i) 15% percent of an adjusted loan cap (without giving effect to item (iii) of the loan cap described above) or (ii) $10,000, and continuing until Excess Availability exceeds the greater of such amounts for 30 consecutive days, during which time, we must maintain a consolidated EBITDA (as defined in the related credit agreement) equal to or greater than $20,000 measured at the end of each applicable fiscal month for the trailing twelve-month period. We have not been subject to this maintenance requirement as Excess Availability was greater than the required minimum.

The Revolving Credit Facility contains representations and warranties, other covenants and events of default that are customary for this type of financing, including limitations on the incurrence of additional indebtedness, liens, negative pledges, guarantees, investments, loans, asset sales, mergers, acquisitions, prepayment of other debt, the repurchase of capital stock, transactions with affiliates, and the ability to change the nature of its business or its fiscal year. The Revolving Credit Facility generally permits dividends in the absence of any event of default (including any event of default arising from the contemplated dividend), so long as (i) after giving pro-forma effect to the contemplated dividend, for the following six months Excess Availability will be at least the greater of 20% of the adjusted loan cap and $10,000 and (ii) after giving pro forma effect to the contemplated dividend, the “Consolidated Fixed Charge Coverage Ratio” for the 12 months preceding such dividend shall be greater than or equal to 1.0 to 1.0 (provided that the Consolidated Fixed Charge Coverage Ratio may be less than 1.0 to 1.0 if, after giving pro forma effect to the contemplated dividend, Excess Availability for the six fiscal months following the dividend is at least the greater of 35% of the adjusted loan cap and $15,000). We are in compliance with applicable financial covenants.

As of January 30, 2016, the availability under the Revolving Credit Facility was $28,127 net of the amended loan cap and there were $15,000 of borrowings outstanding and $7,522 of letters of credit outstanding under the Revolving Credit Facility. The weighted average interest rate for borrowings outstanding under the Revolving Credit Facility as of January 30, 2016 was 2.1%.

As of January 31, 2015, the availability under the Revolving Credit Facility was $19,353 and there was $23,000 of borrowings outstanding and $7,647 of letters of credit outstanding under the Revolving Credit Facility. The weighted average interest rate for borrowings outstanding under the Revolving Credit Facility as of January 31, 2015 was 2.1%.

There were no borrowings outstanding under the Revolving Credit Facility as of February 1, 2014.

Term Loan Facility

On November 27, 2013, in connection with the closing of the IPO and Restructuring Transactions, Vince, LLC and Vince Intermediate entered into a $175,000 senior secured term loan credit facility (as amended from time to time, the “Term Loan Facility”) with the lenders party thereto, BofA, as administrative agent, JPMorgan Chase Bank and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers, and Cantor Fitzgerald as documentation agent. The Term Loan Facility will mature on November 27, 2019. Vince, LLC and Vince Intermediate are borrowers and VHC is a guarantor under the Term Loan Facility. On November 27, 2013, net borrowings under the Term Loan Facility were used at closing, together with proceeds from the IPO, to repay the Kellwood Note Receivable issued by Vince Intermediate to Kellwood Company, LLC immediately prior to the consummation of the IPO as part of the Restructuring Transactions.

The Term Loan Facility also provides for an incremental facility of up to the greater of $50,000 and an amount that would result in the consolidated net total secured leverage ratio not exceeding 3.00 to 1.00, in addition to certain other rights to refinance or repurchase portions of the term loan. The Term Loan Facility is subject to quarterly amortization of principal equal to 0.25% of the original aggregate principal amount of the Term Loan Facility (adjusted to reflect any prepayments), with the balance payable at final maturity. Interest is payable on loans under the Term Loan Facility at a rate of either (i) the Eurodollar rate (subject to a 1.00% floor) plus an applicable margin of 4.75% to 5.00% based on a consolidated net total leverage ratio or (ii) the base rate applicable margin of 3.75% to 4.00% based on a consolidated net total leverage ratio. During the continuance of a payment or bankruptcy event of default, interest will accrue (i) on the overdue principal amount of any loan at a rate of 2% in excess of the rate otherwise applicable to such loan and (ii) on any overdue interest or any other outstanding overdue amount at a rate of 2% in excess of the non-default interest rate then applicable to base rate loans. The Term Loan Facility requires Vince, LLC and Vince Intermediate to make mandatory prepayments upon the occurrence of certain events, including additional debt issuances, common and preferred stock issuances, certain asset sales, and annual payments of 50% of excess cash flow, subject to reductions to 25% and 0% if Vince, LLC and Vince Intermediate maintain a Consolidated Net Total Leverage Ratio of 2.50 to 1.00 and 2.00 to 1.00, respectively, and subject to reductions for voluntary prepayments made during such fiscal year.

The Term Loan Facility contains a requirement that Vince, LLC and Vince Intermediate maintain a “Consolidated Net Total Leverage Ratio” as of the last day of any period of four fiscal quarters not to exceed 3.75 to 1.00 for the fiscal quarters ending February 1, 2014 through November 1, 2014, 3.50 to 1.00 for the fiscal quarters ending January 31, 2015, through October 31, 2015, and 3.25 to 1.00 for the fiscal quarter ending January 30, 2016 and each fiscal quarter thereafter. In addition, the Term Loan Facility contains customary representations and warranties, other covenants, and events of default, including but not limited to, limitations on the incurrence of additional indebtedness, liens, negative pledges, guarantees, investments, loans, asset sales, mergers, acquisitions, prepayment of other debt, the repurchase of capital stock, transactions with affiliates, and the ability to change the nature of its business or its fiscal year, and distributions and dividends. The Term Loan Facility generally permits dividends to the extent that no default or event of default is continuing or would result from the contemplated dividend and the pro forma Consolidated Net Total Leverage Ratio after giving effect to such contemplated dividend is at least 0.25 lower than the maximum Consolidated Net Total Leverage Ratio for such quarter in an amount not to exceed the excess available amount, as defined in the loan agreement. All obligations under the Term Loan Facility are guaranteed by Vince Holding Corp. and any future material domestic restricted subsidiaries of Vince, LLC and secured by a lien on substantially all of the assets of Vince Holding Corp., Vince, LLC and Vince Intermediate and any future material domestic restricted subsidiaries. We are in compliance with applicable financial covenants.

Through January 30, 2016, on an inception to date basis, we have made voluntary prepayments totaling $130,000 in the aggregate on the original $175,000 Term Loan Facility entered into on November 27, 2013. Of the $130,000 aggregate voluntary prepayments, $20,000 were paid during fiscal 2015. As of January 30, 2016 we had $45,000 of debt outstanding under the Term Loan Facility.

Credit Facilities and Debt Prior to IPO and Restructuring Transactions which occurred on November 27, 2013

Sun Promissory Notes

On May 2, 2008, Vince Holding Corp. issued the Sun Promissory Notes in amounts totaling $300,000. The unpaid principal balance of the note accrued interest at 12% per annum until the maturity date of October 15, 2016, at which point any unpaid principal balance of the note would have accrued interest at a rate of 14% per annum until the note was paid in full. No interest was paid on the Sun Promissory Notes.

On December 28, 2012, all interest accrued under the note prior to July 19, 2012 was waived. This resulted in an increase to additional paid-in-capital in the amount of $270,852 as both parties were under the common control of affiliates of Sun Capital.

Effective June 18, 2013, an affiliate of Sun Capital contributed $407,527 of indebtedness under the Sun Capital Loan Agreement and the Sun Promissory Notes as a capital contribution to Vince Holding Corp., and as a result, no amount remains outstanding under either instrument.

Sun Capital Loan Agreement

Vince Holding Corp. was party to the Sun Capital Loan Agreement with SCSF Kellwood Finance, LLC (“SCSF Finance”) and Sun Kellwood Finance (as successors to Bank of Montreal) for a $72,000 line of credit. Under the terms of this agreement, as amended from time to time, interest accrued at the greater of prime plus 2% per annum or LIBOR plus 4.75% per annum and was due by the last day of each fiscal quarter.

On December 28, 2012, Sun Kellwood Finance and SCSF Finance waived all interest capitalized and accrued under the loan authorization agreement prior to July 19, 2012 (which was the scheduled maturity date). As all parties were under the common control of affiliates of Sun Capital, this transaction resulted in a capital contribution of $18,249, which was recorded as an adjustment to additional paid-in-capital as of February 2, 2013.

Effective June 18, 2013, an affiliate of Sun Capital contributed $407,527 of indebtedness under the Sun Capital Loan Agreement and the Sun Promissory Notes as a capital contribution to Vince Holding Corp., and as a result, no amount remains outstanding under either instrument.

Wells Fargo Facility

On October 19, 2011 Kellwood Company and certain of its domestic subsidiaries, as borrowers, entered into a credit agreement with Wells Fargo Bank, National Association, as agent, and lenders from time to time party thereto (“the “Wells Fargo Facility”). The Wells Fargo Facility provided a non-amortizing senior revolving credit facility with aggregate lending commitments of $155,000. The borrowings were secured by a first-priority security interest in substantially all of the assets of the borrowers, including the assets of Vince, LLC. Borrowings bore interest at a rate per annum equal to an applicable margin (generally 1.25%-1.75% per annum plus, at the borrowers’ election, LIBOR or a Base Rate). On November 27, 2013, in connection with the consummation of the IPO and Restructuring Transactions, the Wells Fargo Facility was amended and restated in accordance with its terms. After giving effect to such amendment and restatement, neither Vince Holding Corp. nor any of its subsidiaries have any obligations thereunder.

Cerberus Term Loan

On October 19, 2011, Kellwood Company and certain of its domestic subsidiaries, as borrowers, entered into a Term Loan Agreement (the “Term Loan Agreement”), as amended, with Cerberus Business Finance, LLC, as agent and the lenders from time to time party thereto. The Term Loan Agreement provided the borrowers with a non-amortizing secured term loan in an aggregate amount of $55,000 (the “Cerberus Term Loan”), of which $10,000 was repaid during fiscal 2012. All borrowings under the Cerberus Term Loan bore interest at a rate per annum equal to an applicable margin (10.25%-11.25% per annum for LIBOR Rate Loans and 8.25%-8.75% for Reference Rate Loans) plus, at the borrower’s election, LIBOR or a Reference Rate as defined in the Term Loan Agreement. The Term Loan Agreement also provided for a portion of such interest equal to 1.0% per annum to be paid-in-kind and added to the principal amount of such term loans. The Cerberus Term Loan was secured by a security interest in substantially all of the assets of the borrowers, including the assets of Vince, LLC. On November 27, 2013, in connection with the closing of the IPO and Restructuring Transactions, the Cerberus Term Loan was repaid with the proceeds from the Company’s repayment of the Kellwood Note Receivable, as such neither Vince Holding Corp. nor any of its subsidiaries have any obligations thereunder.

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

7.625% Notes

Interest on the 7.625% 1997 Debentures due October 15, 2017 of Kellwood Company (the “7.625% Notes”) was payable in April and October. On November 27, 2013, in connection with the closing of the IPO and as an early settlement of the tender offer, Kellwood Company, LLC accepted for purchase (and cancelled) approximately $33,474 in aggregate principal amount of the 7.625% Notes. On December 12, 2013, as part of the final settlement of the tender offer, Kellwood Company, LLC accepted for purchase (and cancelled) an additional approximately $4,670 in aggregate principal amount of the 7.625% Notes. After giving effect to these settlements, approximately $48,809 of the 7.625% Notes remain issued and outstanding; provided, that neither Vince Holding Corp. nor its subsidiaries are a guarantor or obligor of such notes.

Off-Balance Sheet Arrangements

We did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes during the periods presented herein.

Contractual Obligations

The following table summarizes our contractual obligations as of January 30, 2016 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Future payments due by period

(in thousands)	2016	2017-2018	2019-2020	Thereafter	Total
Unrecorded contractual obligations:
Operating lease obligations	$20,083	$41,603	$40,237	$67,444	$169,367
Other contractual obligations (1)	18,752	4,045	3,184	—	25,981
Recorded contractual obligations:
Long-term debt obligations	—	—	60,000	—	60,000
Tax Receivable Agreement (2)	29,075	—	—	—	169,913
Total	$67,910	$45,648	$103,421	$67,444	$425,261

(1)	Consists primarily of inventory purchase obligations and service contracts.
(2)

Vince Holding Corp. entered into the Tax Receivable Agreement with the Pre-IPO Stockholders (as described in Note 15 – Related Party Transactions within the notes to Consolidated Financial Statements in this annual report on Form 10-K.) We cannot, however, reliably estimate in which future periods these amounts would become due, other than those amounts expected to be paid within one year. The amount set forth in the “Total” column represents the remaining obligation as of January 30, 2016 under the Tax Receivable Agreement.

The summary above does not include the following items:

•

Vince, LLC has entered into the Shared Services Agreement with Kellwood Company, LLC pursuant to which Kellwood provides support services in various operational areas including, among other things, distribution, information technology and back office support (as described in Note 15 - Related Party Transactions within the notes to Consolidated Financial Statements in this annual report on Form 10-K). We have excluded the amounts due under such agreement from the table herein as we cannot precisely estimate the future payments to be made thereunder and timing thereof. However, we currently expect to pay approximately $2,000 in fiscal 2016 for services provided by Kellwood under the Shared Services Agreement.

•

As of January 30, 2016, we have recorded $2,127 of unrecognized tax benefits, excluding interest and penalties. We are unable to make reliable estimates of cash flows by period due to the inherent uncertainty surrounding the effective settlement of these positions.

•

Interest payable under the Term Loan Facility which is calculated at a rate of either (i) the Eurodollar rate (subject to a 1.00% floor) plus an applicable margin of 4.75% to 5.00% based on a consolidated net total leverage ratio or (ii) the base rate applicable margin of 3.75% to 4.00% based on a consolidated net total leverage ratio.

•

Interest payable under the Revolving Credit facility which is calculated at either the LIBOR or the Base Rate, in each case, plus an applicable margin of 1.25% to 1.75% for LIBOR loans or 0.25% to 0.75% for Base Rate loans, and in each case subject to a pricing grid based on an average daily excess availability calculation. The “Base Rate” means, for any day, a fluctuating rate per annum equal to the highest of (i) the rate of interest in effect for such day as publicly announced from time to time by BofA as its prime rate; (ii) the Federal Funds Rate for such day, plus 0.50%; and (iii) the LIBOR Rate for a one month interest period as determined on such day, plus 1.0%.

Seasonality

The apparel and fashion industry in which we operate is cyclical and, consequently, our revenues are affected by general economic conditions and the seasonal trends characteristic to the apparel and fashion industry. Purchases of apparel are sensitive to a number of factors that influence the level of consumer spending, including economic conditions and the level of disposable consumer income, consumer debt, interest rates, consumer confidence as well as the impact from adverse weather conditions. In addition, fluctuations in sales in any fiscal quarter are affected by the timing of seasonal wholesale shipments and other events affecting direct-to-consumer sales; as such, the financial results for any particular quarter may not be indicative of results for the fiscal year. We expect such seasonality to continue.

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

Revenue Recognition

Sales are recognized when goods are shipped in accordance with customer orders for the wholesale business, upon receipt by the customer for the e-commerce business, and at the time of sale to consumers for the retail business. The estimated amounts of sales discounts, returns and allowances are accounted for as reductions of sales when the associated sale occurs. These estimated amounts are adjusted periodically based on changes in facts and circumstances when the changes become known. Accrued discounts, returns and allowances are included as an offset to accounts receivable. At January 30, 2016, a 1% change in the reserves for returns and allowances would have resulted in a change of $25 in accounts receivable and net sales.

Accounts Receivable—Reserves for Allowances

Accounts receivable are recorded net of allowances for expected future chargebacks and margin support from wholesale partners. It is the nature of the apparel industry that suppliers like us face significant pressure from wholesale partners in the retail industry to provide allowances to compensate for their margin shortfalls. This pressure often takes the form of customers requiring us to provide price concessions on prior shipments as a prerequisite for obtaining future orders. Pressure for these concessions is largely determined by overall retail sales performance and, more specifically, the performance of our products at retail. To the extent our wholesale partners have more of our goods on hand at the end of the season, there will be greater pressure for us to grant markdown concessions on prior shipments. Our accounts receivable balances are reported net of expected allowances for these matters based on the historical level of concessions required and our estimates of the level of markdowns and allowances that will be required in the coming season in order to collect the receivables. We evaluate the allowance balances on a continual basis and adjust them as necessary to reflect changes in anticipated allowance activity. We also provide an allowance for sales returns based on historical return rates. At January 30, 2016, a hypothetical 1% change in the reserves for allowances would have resulted in a change of $103 in accounts receivable and net sales.

Accounts Receivable—Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts receivable for estimated losses resulting from wholesale partners that are unable to meet their financial obligations. Our estimation of the allowance for doubtful accounts involves consideration of the financial condition of specific customers as well as general estimates of future collectability based on historical experience and expected future trends. The estimation of these factors involves significant judgment. In addition, actual collection experience, and thus bad debt expense, can be significantly impacted by the financial difficulties of as few as one customer. At January 30, 2016, a hypothetical 1% change in the allowance for doubtful accounts would have resulted in a change of $2 in accounts receivable and SG&A expenses.

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

In our wholesale business, some of our products are purchased for and sold to specific customers’ orders. For the remainder of our business, products are purchased in anticipation of selling them to a specific customer based on historical trends. The loss of a major customer, whether due to the customer’s financial difficulty or other reasons, could have a significant negative impact on the value of the inventory expected to be sold to that customer. This negative impact can also extend to purchase obligations for goods that have not yet been received. These obligations involve product to be received into inventory over the next one to six months.

At January 30, 2016, a hypothetical 1% change in the lower of cost or market reserve would have resulted in a change of $132 in inventory and cost of products sold.

Fair Value Assessments of Goodwill and Other Indefinite-Lived Intangible Assets

Goodwill and other indefinite-lived intangible assets are tested for impairment at least annually and in an interim period if a triggering event occurs. Determining the fair value of goodwill and other intangible assets is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates and operating margins, discount rates and future market conditions, among others. It is possible that estimates of future operating results could change adversely and impact the evaluation of the recoverability of the carrying value of goodwill and intangible assets and that the effect of such changes could be material. We completed our annual impairment testing on our goodwill and indefinite-lived intangible assets during the fourth quarters of fiscal 2015, fiscal 2014 and fiscal 2013.

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

In fiscal 2015 we elected to perform a quantitative impairment test on the goodwill. The results of the quantitative test did not result in any impairment of goodwill because the fair values of each of the Company’s reporting units exceeded their respective carrying values. The fair values of the Company’s reporting units exceeded their respective carrying values by at least 15% as of the date of the impairment test. Significant assumptions utilized in a discounted cash flow analysis included discount rates that ranged from 16.0% to 17.0%. Significant assumptions utilized in a market-based approach were market multiples ranging from 0.85x to 0.95x for the Company’s reporting units where a market-based approach was performed.

In fiscal 2014 and fiscal 2013, we elected to perform a qualitative assessment on the goodwill and determined that it was not more likely than not that the carrying value of the reporting unit was greater than the fair value. As such, we were not required to perform “step two” of the impairment test.

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

In fiscal 2015 we elected to perform a quantitative assessment on indefinite-lived intangible assets. The results of the quantitative test did not result in any impairment because the fair value of the Company’s indefinite-lived intangible asset exceeded its carrying value. The estimates of fair value of indefinite-lived intangible assets are determined using a discounted cash flow valuation analysis, which is based on the “relief from royalty” methodology. Discount rate assumptions are based on an assessment of the risk inherent in the projected future cash flows generated by the intangible asset. Also subject to judgment are assumptions about royalty rates, which are based on the estimated rates at which similar tradenames are being licensed in the marketplace.

In fiscal 2014 and fiscal 2013, we elected to perform a qualitative assessment on the indefinite-lived intangible asset and determined that it was not more likely than not that the carrying value of the asset exceeded the fair value, as such we were not required to perform “step two” of the impairment test.

Property, Plant and Equipment and Other Definite-Lived Intangible Assets

The Company reviews its property, plant and equipment and definite-lived intangibles assets for impairment when management determines that the carrying value of such assets may not be recoverable due to events or changes in circumstances. Recoverability of these assets is evaluated by comparing the carrying value of the asset with estimated future undiscounted cash flows. If the comparisons indicate that the value of the asset is not recoverable, an impairment loss is calculated as the difference between the carrying value and the fair value of the asset and the loss is recognized during that period. The Company did not record any material impairment charges in fiscal 2015, fiscal 2014 or fiscal 2013. Definite-lived intangible assets are comprised of customer relationships and are being amortized on a straight-line basis over their useful lives of 20 years.

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

Our principal market risk relates to interest rate sensitivity, which is the risk that changes in interest rates will reduce our net income or net assets. Our variable rate debt consists of borrowings under the Term Loan Facility and Revolving Credit Facility. Our current interest rate on the Term Loan Facility is based on the Eurodollar rate (subject to a 1.00% floor) plus 4.75%. Our interest rate on the Revolving Credit Facility is based on the Eurodollar rate or the Base Rate (as defined in the Revolving Credit Facility) with applicable margins subject to a pricing grid based on excess availability. As of January 30, 2016, a one percentage point increase in the interest rate on our variable rate debt would result in additional interest expense of approximately $600 for the $60,000 borrowings outstanding under the Term Loan Facility and Revolving Credit Facility as of such date, calculated on an annual basis.

On September 1, 2015, we entered into an amendment to the Tax Receivable Agreement pursuant to which Sun Cardinal agreed to postpone payment of the tax benefit with respect to the 2014 taxable year currently estimated at $21,762 plus accrued interest, to September 15, 2016. The amendment to the Tax Receivable Agreement also waived the application of a default interest rate at LIBOR plus 500 basis points per annum on the postponed payment. The interest rate on the postponed payment will remain at LIBOR plus 200 basis points per annum. The Company also expects to make a payment of $7,313 related the to 2015 taxable year in the fourth quarter of fiscal 2016. As of January 30, 2016, a one percentage point increase in the interest rate would result in additional interest expense of approximately $291 for the $29,075 total payments owed under the Tax Receivable Agreement as of such date, calculated on an annual basis.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of January 30, 2016.

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

Management assessed the effectiveness of our internal control over financial reporting as of January 30, 2016. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on this assessment, management has concluded that, as of January 30, 2016, our internal control over financial reporting was effective, at a reasonable assurance level.

Because we are an emerging growth company under the JOBS Act, this Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is incorporated herein by reference from the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2016 annual meeting of stockholders. Our definitive proxy statement will be filed on or before 120 days after the end of fiscal 2015.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item is incorporated herein by reference from the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2016 annual meeting of stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS.

The information required by this Item is incorporated herein by reference from the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2016 annual meeting of stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated herein by reference from the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2016 annual meeting of stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item is incorporated herein by reference from the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2016 annual meeting of stockholders.

Part IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a)	Financial Statements and Financial statement Schedules. See “Index to the Audited Consolidated Financial Statements” which is located on F-1 of this annual report on Form 10-K.
(b)	Exhibits. See the exhibit index which is included herein.

Exhibit Listing:

Exhibit Number	Exhibit Description

3.1

Amended & Restated Certificate of Incorporation of Vince Holding Corp. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities Exchange Commission on November 27, 2013)

3.2

Amended & Restated Bylaws of Vince Holding Corp. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities Exchange Commission on November 27, 2013)

4.1

Form of Stock certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-191336) filed with the Securities Exchange Commission on November 12, 2013)

4.2

Registration Agreement, dated as of February 20, 2008, among Apparel Holding Corp., Sun Cardinal, LLC, SCSF Cardinal, LLC and the Other Investors party thereto (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-191336) filed with the Securities Exchange Commission on September 24, 2013)

10.1

Shared Services Agreement, dated as of November 27, 2013, between Vince, LLC and Kellwood Company, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities Exchange Commission on November 27, 2013)

10.2

Tax Receivable Agreement, dated as of November 27, 2013, between Vince Intermediate Holding, LLC, the Stockholders, and Sun Cardinal, LLC as Stockholder Representative (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities Exchange Commission on November 27, 2013)

10.3

Consulting Agreement, dated as of November 27, 2013, between Vince Holding Corp. and Sun Capital Partners Management V, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities Exchange Commission on November 27, 2013)

10.4

Credit Agreement, dated as of November 27, 2013, by and among Vince, LLC, Vince Intermediate Holding, LLC, Bank of America, N.A., as Administrative Agent, J.P. Morgan Securities LLC, as Syndication Agent, Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, as Joint Lead Arrangers and Joint Bookrunners, and Cantor Fitzgerald Securities, as Documentation Agent (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Securities Exchange Commission on November 27, 2013)

10.5

Credit Agreement, dated as of November 27, 2013, by and among Vince, LLC, the guarantors party thereto, Bank of America, N.A., as Agent, the other lenders party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Sole Lead Arranger and Sole Book Runner (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities Exchange Commission on November 27, 2013)

10.6†

Employment Agreement, dated as of May 4, 2012, between Jill Granoff and Kellwood Company (incorporated by reference to Exhibit 10.48 to the Company’s Registration Statement on Form S-1 (File No. 333-191336) filed with the Securities Exchange Commission on September 24, 2013)

10.7†

Amendment to Employment Agreement, dated as of December 30, 2012, between Jill Granoff and Kellwood Company (incorporated by reference to Exhibit 10.49 to the Company’s Registration Statement on Form S-1 (File No. 333-191336) filed with the Securities Exchange Commission on September 24, 2013)

10.8†

Amendment No. 2 to Employment Agreement, dated as of September 24, 2013, between Jill Granoff and Kellwood Company (incorporated by reference to Exhibit 10.50 to the Company’s Registration Statement on Form S-1 (File No. 333-191336) filed with the Securities Exchange Commission on September 24, 2013)

10.9†

Debt Recovery Bonus Side Letter Agreement, dated June 11, 2013, between Jill Granoff and Kellwood Company (incorporated by reference to Exhibit 10.51 to the Company’s Registration Statement on Form S-1 (File No. 333-191336) filed with the Securities Exchange Commission on September 24, 2013)

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

10.13†

Employment Agreement, dated November 21, 2014, between Melissa Wallace and Vince Holding Corp. (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed on March 27, 2015)

Exhibit Number	Exhibit Description

10.14†

Assignment and Assumption Agreement, dated as of November 27, 2013, by and among Kellwood Company, LLC, Apparel Holding Corp. and Jill Granoff (incorporated by reference to Exhibit 10.55 to the Company’s Annual Report on Form 10-K filed on April 4, 2014)

10.15†

Employment Offer Letter, dated as of November 2, 2012, between Lisa Klinger and Kellwood Company (incorporated by reference to Exhibit 10.52 to the Company’s Registration Statement on Form S-1 (File No. 333-191336) filed with the Securities Exchange Commission on September 24, 2013)

10.16†

Assignment and Assumption Agreement, dated as of November 27, 2013, by and between Kellwood Company, LLC and Apparel Holding Corp. (incorporated by reference to Exhibit 10.57 to the Company’s Annual Report on Form 10-K filed on April 4, 2014)

10.17†

2010 Stock Option Plan of Kellwood Company (incorporated by reference to Exhibit 10.56 to the Company’s Registration Statement on Form S-1 (File No. 333-191336) filed with the Securities Exchange Commission on September 24, 2013)

10.18†

Form of 2010 Stock Option Plan grant agreement for executive officers (incorporated by reference to Exhibit 10.57 to the Company’s Registration Statement on Form S-1 (File No. 333-191336) filed with the Securities Exchange Commission on September 24, 2013)

10.19†

2010 Stock Plan of Kellwood Company Grant Agreement, dated as of May 4, 2012, by and between Kellwood Company and Jill Granoff ( incorporated by reference to Exhibit 10.43 to the Company’s Registration Statement on Form S-1 (File No. 333-191336) filed with the Securities Exchange Commission on September 24, 2013)

10.20†

Amendment to Grant Agreement, between Kellwood Company and Jill Granoff (incorporated by reference to Exhibit 10.59 to the Company’s Registration Statement on Form S-1 (File No. 333-191336) filed with the Securities Exchange Commission on September 24, 2013)

10.21†

First Amendment to Grant Agreement, dated December 30, 2012, between Kellwood Company and Jill Granoff (incorporated by reference to Exhibit 10.60 to the Company’s Registration Statement on Form S-1 (File No. 333-191336) filed with the Securities Exchange Commission on September 24, 2013)

10.22†

Second Amendment to Grant Agreement, dated November 26, 2013, between Kellwood Company and Jill Granoff (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed with the Securities Exchange Commission on November 27, 2013)

10.23†

2010 Stock Plan of Kellwood Company Grant Agreement, dated as of December 10, 2012, by and between Kellwood Company and Lisa Klinger (incorporated by reference to Exhibit 10.61 to the Company’s Registration Statement on Form S-1 (File No. 333-191336) filed with the Securities Exchange Commission on September 24, 2013)

10.24†

First Amendment to Grant Agreement, dated November 26, 2013, between Kellwood Company and Lisa Klinger (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed with the Securities Exchange Commission on November 27, 2013)

10.25†

Form of Indemnification Agreement (for directors and officers affiliated with Sun Capital Partners) (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on November 27, 2013)

10.26†

Form of Indemnification Agreement (for directors and officers not affiliated with Sun Capital Partners) (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on November 27, 2013)

10.27†

Vince Holding Corp. 2013 Incentive Plan ( incorporated by reference to Exhibit 10.66 to the Company’s Registration Statement on Form S-1 (File No. (333-191336) filed with the Securities Exchange Commission on November 12, 2013)

10.28†	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K filed on November 27, 2013)

10.29†	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K filed on November 27, 2013)

10.30†

Vince Holding Corp. Amended and Restated 2013 Employee Stock Purchase Plan (incorporated by reference to Annex A to the Company’s Information Statement on Schedule 14C (File No. (001-36212) filed with the Securities Exchange Commission on September 3, 2015)

Exhibit Number	Exhibit Description

10.31

First Amendment to Credit Agreement, dated as of June 3, 2015, by and among the Company, the guarantors parties thereto, BofA, as administrative agent, and each lender party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on September 8, 2015).

10.32†

Employment Offer Letter, dated as of June 25, 2015, from Vince Holding Corp. to Mark E. Brody relating to his appointment as the Interim Chief Financial Officer and Treasurer of the Company (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on September 8, 2015).

10.33

First Amendment to the Tax Receivable Agreement, dated as of September 1, 2015, between Vince Holding Corp., the Stockholders, and the Stockholder Representative (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on December 8, 2015).

10.34†

Employment Offer Letter, dated as of September 1, 2015, from Vince Holding Corp. to Mark E. Brody relating to his appointment as the Interim Chief Executive Officer of the Company (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on December 8, 2015).

10.35†

Employment Offer Letter, dated as of September 1, 2015, from Vince Holding Corp. to David Stefko relating to his appointment as the Interim Chief Financial Officer and Treasurer of the Company (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on December 8, 2015).

10.36†

Employment Offer Letter, dated as of October 22, 2015, from Vince, LLC to Brendan Hoffman relating to his appointment as the Chief Executive Officer of the Company (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on December 8, 2015).

10.37†

Transition Services and Separation Agreement, dated as of October 6, 2015, between Vince Holding Corp and Jill Granoff (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on December 8, 2015).

10.38†

Confidential Severance Agreement and General Release, dated as of August 6, 2015, between Vince Holding Corp and Lisa Klinger (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on December 8, 2015).

10.39†

Severance Agreement and General Release, dated as of September 28, 2015, between Vince, LLC and Karin Gregersen McLennan (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on December 8, 2015).

10.40†	Employment Offer Letter, dated as of November 12, 2015, from Vince, LLC to Ryan Schreiber relating to his appointment as the Senior Vice President, General Counsel of the Company.

10.41	Consulting Agreement, dated as of November 23, 2015, between Vince, LLC and Rea Laccone.

10.42	Consulting Agreement, dated as of November 23, 2015, between Vince, LLC and Christopher LaPolice.

10.43	Rights Offering Commitment Letter, dated as of December 9, 2015, from Sun Capital Partners V, L.P.

10.44†	Employment Offer Letter, dated as of January 12, 2016, from Vince, LLC to David Stefko relating to his appointment as the Chief Financial Officer of the Company.

10.45

Investment Agreement, dated as of March 15, 2016, by and among Vince Holding Corp., Sun Cardinal, LLC and SCSF Cardinal, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 16, 2016).

21.1	List of subsidiaries of Vince Holding Corp. (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed on April 4, 2014)

23.1	Consent of PricewaterhouseCoopers LLP

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Exhibit Description

101	Financial Statements in XBRL Format

†	Indicates exhibits that constitute management contracts or compensatory plans or arrangements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VINCE HOLDING CORP.

By:	/s/ Brendan Hoffman
Name:	Brendan Hoffman
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates listed.

Signature	Title	Date

/s/ Brendan Hoffman	Chief Executive Officer (Principal Executive Officer) (Director)	April 14, 2016
Brendan Hoffman

/s/ David Stefko	Chief Financial Officer (Principal Financial and Accounting Officer)	April 14, 2016
David Stefko

/s/ Jonathan H. Borell	Director	April 14, 2016
Jonathan H. Borell

/s/ Robert A. Bowman	Director	April 14, 2016
Robert A. Bowman

/s/ Mark E. Brody	Director	April 14, 2016
Mark E. Brody

/s/ Jerome Griffith	Director	April 14, 2016
Jerome Griffith

/s/ Marc J. Leder	Director	April 14, 2016
Marc J. Leder

/s/ Steven M. Liff	Director	April 14, 2016
Steven M. Liff

/s/ Eugenia Ulasewicz	Director	April 14, 2016
Eugenia Ulasewicz

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Vince Holding Corp.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Vince Holding Corp. and its subsidiaries at January 30, 2016 and January 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended January 30, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

New York, New York

April 14, 2016

VINCE HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	January 30,	January 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$6,230	$112
Trade receivables, net	9,400	33,797
Inventories, net	36,576	37,419
Prepaid expenses and other current assets	8,027	9,812
Total current assets	60,233	81,140
Property, plant and equipment, net	37,769	28,349
Intangible assets, net	109,046	109,644
Goodwill	63,746	63,746
Deferred income taxes and other assets	92,774	95,769
Total assets	$363,568	$378,648

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$28,719	$29,118
Accrued salaries and employee benefits	5,755	7,380
Other accrued expenses	37,174	27,992
Total current liabilities	71,648	64,490
Long-term debt	57,615	84,450
Deferred rent	14,965	11,676
Other liabilities	140,838	146,063

Commitments and contingencies (Note 8)

Stockholders' equity:
Common stock at $0.01 par value (100,000,000 shares authorized, 36,779,417 and 36,748,245 shares issued and outstanding at January 30, 2016 and January 31, 2015, respectively)	368	367
Additional paid-in capital	1,012,677	1,011,244
Accumulated deficit	(934,478)	(939,577)
Accumulated other comprehensive loss	(65)	(65)
Total stockholders' equity	78,502	71,969
Total liabilities and stockholders' equity	$363,568	$378,648

See accompanying notes to Consolidated Financial Statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data and share amounts)

	Fiscal Year
	2015	2014	2013
Net sales	$302,457	$340,396	$288,170
Cost of products sold	169,941	173,567	155,154
Gross profit	132,516	166,829	133,016
Selling, general and administrative expenses	116,790	96,579	83,663
Income from operations	15,726	70,250	49,353
Interest expense, net	5,680	9,698	18,011
Other expense, net	1,733	835	679
Income before income taxes	8,313	59,717	30,663
Provision for income taxes	3,214	23,994	7,268
Net income from continuing operations	5,099	35,723	23,395
Net loss from discontinued operations, net of tax	—	—	(50,815)
Net income (loss)	$5,099	$35,723	$(27,420)
Basic earnings (loss) per share:
Basic earnings per share from continuing operations	$0.14	$0.97	$0.83
Basic loss per share from discontinued operations	—	—	(1.81)
Basic earnings (loss) per share	$0.14	$0.97	$(0.98)
Diluted earnings (loss) per share:
Diluted earnings per share from continuing operations	$0.14	$0.93	$0.83
Diluted loss per share from discontinued operations	—	—	(1.81)
Diluted earnings (loss) per share	$0.14	$0.93	$(0.98)
Weighted average shares outstanding:
Basic	36,770,430	36,730,490	28,119,794
Diluted	37,529,227	38,244,906	28,272,925

See accompanying notes to Consolidated Financial Statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Fiscal Year
	2015	2014	2013
Net income (loss)	$5,099	$35,723	$(27,420)
Foreign currency translation adjustment	—	—	1
Comprehensive income (loss)	$5,099	$35,723	$(27,419)

See accompanying notes to Consolidated Financial Statements

VINCE HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

	Common Stock
	Number of Shares Outstanding	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
Balance as of February 2, 2013	26,211,130	$262	$386,419	$(947,880)	$(66)	$(561,265)
Comprehensive loss:
Net loss	—	—	—	(27,420)	—	(27,420)
Foreign currency translation adjustment	—	—	—	—	1	1
Common stock issuance, net of certain costs	10,000,000	100	185,900	—	—	186,000
Share-based compensation expense	—	—	898	—	—	898
Exercise of stock options	512,597	5	37	—	—	42
Capital contribution from stockholders	—	—	407,527	—	—	407,527
Recognition of certain deferred tax assets, net	—	—	127,833	—	—	127,833
Recognition of tax receivable agreement obligation	—	—	(173,146)	—	—	(173,146)
Separation of non-Vince businesses and settlement of Kellwood Note Receivable	—	—	73,081	—	—	73,081
Balance as of February 1, 2014	36,723,727	367	1,008,549	(975,300)	(65)	33,551
Comprehensive income:
Net income	—	—	—	35,723	—	35,723
Share-based compensation expense	—	—	1,896	—	—	1,896
Exercise of stock options	22,018	—	175	—	—	175
Restricted stock unit vestings	2,500	—	—	—	—	—
Tax receivable agreement obligation adjustment	—	—	624	—	—	624
Balance as of January 31, 2015	36,748,245	367	1,011,244	(939,577)	(65)	71,969
Comprehensive income:
Net income	—	—	—	5,099	—	5,099
Share-based compensation expense	—	—	1,259	—	—	1,259
Exercise of stock options	26,209	1	174	—	—	175
Restricted stock unit vestings	4,963	—	—	—	—	—
Balance as of January 30, 2016	36,779,417	$368	$1,012,677	$(934,478)	$(65)	$78,502

See accompanying notes to Consolidated Financial Statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year
	2015	2014	2013
Operating activities
Net income (loss)	$5,099	$35,723	$(27,420)
Less: Net loss from discontinued operations	—	—	(50,815)
Add (deduct) items not affecting operating cash flows:
Depreciation	7,752	4,668	2,186
Provision for inventories	16,263	3,719	3,738
Amortization of intangible assets	598	599	599
Amortization of deferred financing costs	1,259	1,532	178
Amortization of deferred rent	1,723	3,045	465
Deferred income taxes	2,745	23,248	7,225
Share-based compensation expense	1,259	1,896	347
Capitalized PIK Interest	—	—	15,883
Loss on disposal of property, plant and equipment	375	—	262
Changes in assets and liabilities:
Receivables, net	24,397	6,401	(6,265)
Inventories	(15,420)	(7,182)	(18,807)
Prepaid expenses and other current assets	3,441	2,809	1,681
Accounts payable and accrued expenses	1,044	3,066	3,235
Other assets and liabilities	1,093	742	(156)
Net cash provided by operating activities—continuing operations	51,628	80,266	33,966
Net cash used in operating activities—discontinued operations	—	—	(54,667)
Net cash provided by (used in) operating activities	51,628	80,266	(20,701)
Investing activities
Payments for capital expenditures	(17,591)	(19,699)	(10,073)
Net cash used in investing activities—continuing operations	(17,591)	(19,699)	(10,073)
Net cash used in investing activities—discontinued operations	—	—	(5,936)
Net cash used in investing activities	(17,591)	(19,699)	(16,009)
Financing activities
Proceeds from borrowings under the Revolving Credit Facility	115,127	50,500	—
Payments for Revolving Credit Facility	(123,127)	(27,500)	—
Proceeds from borrowings under the Term Loan Facility	—	—	175,000
Payments for Term Loan Facility	(20,000)	(105,000)	(5,000)
Payment for Kellwood Note Receivable	—	—	(341,500)
Fees paid for Term Loan Facility and Revolving Credit Facility	(94)	(114)	(5,146)
Proceeds from common stock issuance, net of certain transaction costs	—	—	186,000
Stock option exercise	175	175	42
Net cash (used in) provided by financing activities—continuing operations	(27,919)	(81,939)	9,396
Net cash provided by financing activities—discontinued operations	—	—	46,917
Net cash (used in) provided by financing activities	(27,919)	(81,939)	56,313
Increase (decrease) in cash and cash equivalents	6,118	(21,372)	19,603
Cash and cash equivalents, beginning of period	112	21,484	1,881
Cash and cash equivalents, end of period	6,230	112	21,484
Less: Cash and cash equivalents of discontinued operations, end of period	—	—	—
Cash and cash equivalents, end of period	$6,230	$112	$21,484

See accompanying notes to Consolidated Financial Statements

VINCE HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year
	2015	2014	2013
Supplemental Disclosures of Cash Flow Information
Cash payments on TRA obligation	$—	$3,199	$—
Cash payments for interest	3,838	8,737	1,018
Cash payments for income taxes, net of refunds	1,491	88	31
Supplemental Disclosures of Cash Flow Information, discontinued operations
Cash payments for interest	—	—	20,644
Cash payments for income taxes, net of refunds	—	—	566
Supplemental Disclosures of Non-Cash Investing and Financing Activities
Capital expenditures in accounts payable	309	452	222

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

The historical financial information presented herein as of January 30, 2016 includes only the Vince businesses and all historical financial information prior to November 27, 2013 includes the Vince business as continuing operations and the non-Vince businesses as a component of discontinued operations.

(A) Description of Business: Vince is a leading contemporary fashion brand best known for modern effortless style and everyday luxury essentials. Established in 2002, the brand now offers a wide range of women’s and men’s apparel, women’s and men’s footwear, and handbags. We reach our customers through a variety of channels, specifically through major wholesale department stores and specialty stores in the United States (“U.S.”) and select international markets, as well as through our branded retail locations and our website. We design our products in the U.S. and source the vast majority of our products from contract manufacturers outside the U.S., primarily in Asia and South America. Products are manufactured to meet our product specifications and labor standards.

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

•	References to “fiscal year 2015” or “fiscal 2015” refer to the fiscal year ended January 30, 2016;
•	References to “fiscal year 2014” or “fiscal 2014” refer to the fiscal year ended January 31, 2015;
•	References to “fiscal year 2013” or “fiscal 2013” refer to the fiscal year ended February 1, 2014.

Fiscal years 2015, 2014 and 2013 consisted of a 52-week period.

(D) Our Business and Liquidity: During fiscal 2015 we have experienced declining sales and additional costs associated with making strategic investments for the future growth of the VINCE brand, including costs associated with the write-down of excess inventory, consulting agreements with our co-founders and the reorganization of our management team. We have undertaken steps to enhance our liquidity position that we expect will allow us to maintain a net debt balance sufficient to comply with any covenants under the Term Loan Facility and the Revolving Credit Facility, as well as provide additional cash for use in our operations as we make these investments. Accordingly, on December 9, 2015 we received a Rights Offering Commitment Letter from Sun Capital Partners V, L.P. (“Sun Fund V”) that commits Sun Fund V to provide the Company with an amount equal to $65,000 of cash proceeds in the event that the Company conducts a rights offering for its common stock to its stockholders (a “Rights Offering”). Such contribution was to be reduced by any proceeds received from the Rights Offering. On March 15, 2016, the Company entered into an Investment Agreement with Sun Cardinal, LLC and SCSF Cardinal, LLC, affiliates of Sun Capital Partners, Inc. (collectively the “Investors”), which supersedes the Rights Offering Commitment Letter.

Pursuant to the terms of the Investment Agreement, the Investors have agreed to backstop the Rights Offering by purchasing at the subscription price of $5.50 per share any and all shares not subscribed through the exercise of rights, including the oversubscription. Consummation of the Rights Offering and the transactions contemplated by the Investment Agreement are subject to customary closing conditions as well as specific representations, warranties and covenants that all parties are required to satisfy up to and through the closing of the transactions contemplated in the Investment Agreement, which is estimated to occur on about April 21, 2016, but can be no later than April 30, 2016. The Investment Agreement can be terminated by either party if the counterparty breaches any of the representations, warranties and covenants, as applicable to them, as set forth in the agreement. Representations, warranties and covenants that require adherence by the Company include among others, compliance with debt covenant requirements under the Company’s credit agreements and closing the backstop commitment by no later than April 30, 2016.

On March 29, 2016, the Company commenced the Rights Offering, whereby the Company distributed, at no charge, to stockholders of record as of March 23, 2016 (the “Rights Offering Record Date”), rights to purchase 11,818,181 new shares of the Company’s common stock at $5.50 per share. Each stockholder as of the Rights Offering Record Date (“Rights Holder”) received one non-transferrable right for every share of common stock owned on the Rights Offering Record Date (the “subscription right”). Rights Holders who fully exercise their subscription rights are entitled to subscribe for additional shares that remain unsubscribed as a result of any unexercised subscription rights (the “over-subscription right”). The over-subscription right allows a Rights Holder to subscribe for an additional number of shares equal to up to 20% of the shares of common stock for which such holder was otherwise entitled to subscribe. Subscription rights may only be exercised for whole numbers of shares; no fractional shares of common stock will be issued in the Rights Offering. The Rights Offering period expired on April 14, 2016 at 5:00 p.m. New York City time, prior to which payment for all subscription rights required an irrevocable funding of cash to the transfer agent, to be held in an account for the benefit of the Company. The Investors have fully subscribed in the Rights Offering and exercised their oversubscription right. Under the terms of the Investment Agreement, the Investors will fund the difference between the Rights Offering proceeds and $65,000 on or about April 21, 2016, but no later than April 30, 2016, concurrently with the closing of the Rights Offering.

The Company intends to use a portion of the net proceeds received from the Rights Offering to (1) repay the amount owed by us under the Tax Receivable Agreement with Sun Cardinal, for itself and as a representative of the other stockholders party thereto, for the tax benefit with respect to the 2014 taxable year, equal to $21,762 plus accrued interest (see Note 15 “Related Party Transactions” for additional details), and (2) repay all outstanding indebtedness under our Revolving Credit Facility. The Company intends to use the remaining net proceeds for general corporate purposes, which may include future amounts owed by us under the Tax Receivable Agreement.

The Company believes that proceeds from the Rights Offering and Investment Agreement along with cash flows generated from operations will provide sufficient liquidity for the Company to comply with covenants under the Term Loan Facility and Revolving Credit Facility as well as provide additional cash for use in our operations.  Failure to receive the proceeds from Rights Offering and Investment Agreement could have a material adverse effect on our ability to comply with our debt covenant requirements and fund operations and capital expenditures in fiscal 2016.

(E) Use of Estimates: The preparation of consolidated financial statements in conformity with GAAP requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements which affect revenues and expenses during the period reported. Estimates are adjusted when necessary to reflect actual experience. Significant estimates and assumptions may affect many items in the financial statements. Actual results could differ from estimates and assumptions in amounts that may be material to the consolidated financial statements.

Significant estimates inherent in the preparation of the consolidated financial statements include accounts receivable allowances, customer returns, the realizability of inventory, reserves for contingencies, useful lives and impairments of long-lived tangible and intangible assets, and accounting for income taxes and related uncertain tax positions, among others.

(F) Cash and cash equivalents:  All demand deposits and highly liquid short-term deposits with original maturities of three months or less maintained under cash management activities are considered cash equivalents. The effect of foreign currency exchange rate fluctuations on cash and cash equivalents was not significant for fiscal 2015, fiscal 2014, or fiscal 2013.

(G) Accounts Receivable and Concentration of Credit Risk: We maintain an allowance for accounts receivable estimated to be uncollectible. The activity in this allowance for continuing operations is summarized as follows:

(in thousands)	2015	2014	2013
Balance, beginning of year	$379	$353	$279
Provisions for bad debt expense, net of reversals	(34)	168	249
Bad debts written off	(157)	(142)	(175)
Balance, end of year	$188	$379	$353

The provision for bad debts is included in selling, general and administrative expense. Substantially all of our trade receivables are derived from sales to retailers and are recorded at the invoiced amount and do not bear interest. We perform ongoing credit evaluations of our wholesale partners’ financial condition and require collateral as deemed necessary. The past due status of a receivable is based on its contractual terms. Account balances are charged off against the allowance when it is probable the receivable will not be collected.

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

In fiscal 2015, sales to three wholesale partners each accounted for more than ten percent of our net sales from continuing operations. These sales represented 18.3%, 13.8% and 10.8% of fiscal 2015 net sales. In fiscal 2014, sales to three wholesale partners each accounted for more than ten percent of our net sales from continuing operations. These sales represented 23.2%, 13.2% and 12.3% of fiscal 2014 net sales. In fiscal 2013, sales to three wholesale partners each accounted for more than ten percent of our net sales from continuing operations. These sales represented 19.8%, 12.8% and 12.8% of fiscal 2013 net sales.

In fiscal 2015, accounts receivable from three wholesale partners each accounted for more than ten percent of our gross accounts receivable in continuing operations. These receivables represented 19.3%, 17.8% and 14.7% of fiscal 2015 gross accounts receivable. In fiscal 2014 accounts receivable from four wholesale partners each accounted for more than ten percent of our gross accounts receivable in continuing operations. These receivables represented 24.5%, 13.8%, 12.7% and 11.4% of fiscal 2014 gross accounts receivable.

(H) Inventories: Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out basis. The cost of inventory includes manufacturing or purchase cost as well as sourcing, transportation, duty and other processing costs associated with acquiring, importing and preparing inventory for sale. Inventory costs are included in cost of products sold at the time of their sale. Product development costs are expensed in selling, general and administrative expense when incurred. Inventory values are reduced to net realizable value when there are factors indicating that certain inventories will not be sold on terms sufficient to recover their cost.

Inventories of continuing operations consist of the following:

(in thousands)	January 30, 2016	January 31, 2015
Finished goods	$36,576	$37,395
Raw materials	—	24
Total inventories, net	$36,576	$37,419
Net of reserves of:	$13,261	$6,471

As of January 30, 2016, the lower of cost or market reserve included a write-down of the carrying value for certain excess inventory and aged product to its estimated net realizable value, as during the three months ended August 1, 2015 the Company recorded a charge of $14,447 associated with inventory that no longer supports the Company's prospective brand positioning strategy. As a result of changes in our estimates, during the three months ended October 31, 2015 and January 30, 2016, the Company recorded pre-tax income of $1,986 and $2,161, respectively, associated with the recovery of the inventory write-down taken in the three months ended August 1, 2015.

(I) Property, Plant and Equipment: Property, plant and equipment are stated at cost. Depreciation is computed on the straight-line method over estimated useful lives of 3 to 10 years for furniture, fixtures, and computer equipment. Leasehold improvements are amortized on the straight-line basis over the shorter of their estimated useful lives or the remaining lease term, excluding renewal terms. Capitalized software is amortized on the straight-line basis over the estimated economic useful life of the software, generally three to five years. Maintenance and repair costs are charged to earnings while expenditures for major renewals and improvements are capitalized. Upon the disposition of property, plant and equipment, the accumulated depreciation is deducted from the original cost and any gain or loss is reflected in current earnings. Property, plant and equipment consist of the following:

	January 30,	January 31,
(in thousands)	2016	2015
Building and improvements	$38,452	$27,645
Machinery and equipment	8,236	5,384
Capitalized software	1,764	1,341
Construction in process	4,716	3,369
Total property, plant and equipment	53,168	37,739
Less: accumulated depreciation and amortization	(15,399)	(9,390)
Property, plant and equipment, net	$37,769	$28,349

Depreciation expense related to continuing operations was $6,426, $3,381 and $1,562 for fiscal 2015, fiscal 2014 and fiscal 2013, respectively.

(J) Impairment of Long-lived Assets: We review long-lived assets with a finite life for existence of facts and circumstances which indicate that the useful life is shorter than previously estimated or the carrying amount may not be recoverable from future operations based on undiscounted expected future cash flows. Impairment losses are then recognized in operating results to the extent discounted expected future cash flows are less than the carrying value of the asset. There were no material impairment charges for continuing operations related to long-lived assets recorded in fiscal 2015, fiscal 2014 or fiscal 2013.

(K) Goodwill and Other Intangible Assets: Goodwill and other indefinite-lived intangible assets are tested for impairment at least annually and in an interim period if a triggering event occurs. We completed our annual impairment testing on our goodwill and indefinite-lived intangible assets during the fourth quarters of fiscal 2015, fiscal 2014 and fiscal 2013. Goodwill is not allocated to our operating segments in the measure of segment assets regularly reported to and used by management, however goodwill is allocated to operating segments (goodwill reporting units) for the sole purpose of the annual impairment test for goodwill.

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

An entity may pass on performing the qualitative assessment for a reporting unit and directly perform “step one” of the assessment. This determination can be made on a reporting unit by reporting unit basis, and an entity may resume performing a qualitative assessment in subsequent periods. This amendment is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We adopted this amendment during fiscal year 2012.

In light of the decline in our sales over recent periods, in fiscal 2015 we elected to perform a quantitative impairment test on the goodwill. The results of the quantitative test did not result in any impairment of goodwill because the fair values of each of the Company’s reporting units exceeded their respective carrying values. As such, we were not required to perform “step two” of the impairment test. In fiscal 2014 and fiscal 2013, we elected to perform a qualitative assessment on the goodwill and determined that it was not more likely than not that the carrying value of the reporting unit was greater than the fair value. As such, we were not required to perform “step two” of the impairment test.

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

In light of the decline in our sales over recent periods, in fiscal 2015 we elected to perform a quantitative assessment on indefinite-lived intangible assets. The results of the quantitative test did not result in any impairment because the fair value of the Company’s indefinite-lived intangible asset exceeded its carrying value. As such we were not required to perform “step two” of the impairment test. In fiscal 2014 and fiscal 2013, we elected to perform a qualitative assessment on indefinite-lived intangible assets and determined that it was not more likely than not that the carrying value of the assets exceeded the fair value. As such we were not required to perform “step two” of the impairment test.

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

See Note 4 “Goodwill and Intangible Assets” for more information on the details surrounding goodwill and intangible assets.

(L) Deferred Financing Costs: Deferred financing costs, such as underwriting, financial advisory, professional fees, and other similar fees are capitalized and recognized in interest expense over the contractual life of the related debt instrument using the straight-line method, as this method results in recognition of interest expense that is materially consistent with that of the effective interest method.

(M) Deferred Rent and Deferred Lease Incentives: We lease various office spaces, showrooms and retail stores. Many of these operating leases contain predetermined fixed escalations of the minimum rentals during the original term of the lease. For these leases, we recognize the related rental expense on a straight-line basis over the life of the lease and record the difference between the amount charged to operations and amounts paid as deferred rent. Certain of our retail store leases contain provisions for contingent rent, typically a percentage of retail sales once a predetermined threshold has been met. These amounts are expensed as incurred. Additionally, we received lease incentives in certain leases. These allowances have been deferred and are amortized on a straight-line basis over the life of the lease as a reduction of rent expense.

(N) Revenue Recognition: Sales are recognized when goods are shipped in accordance with customer orders for our wholesale business, upon receipt by the customer for our e-commerce business, and at the time of sale to the consumer for our retail business. Revenue associated with gift cards is recognized upon redemption. The estimated amounts of sales discounts, returns and allowances are accounted for as reductions of sales when the associated sale occurs. These estimated amounts are adjusted periodically based on changes in facts and circumstances when the changes become known to us. Accrued discounts, returns and allowances are included as an offset to accounts receivable in the Consolidated Balance Sheets for our wholesale business. The activity in the accrued discounts, returns and allowances account for continuing operations is summarized as follows:

(in thousands)	2015	2014	2013
Balance, beginning of year	$16,098	$9,265	$7,179
Provision	55,656	54,467	39,171
Utilization	(58,908)	(47,634)	(37,085)
Balance, end of year	$12,846	$16,098	$9,265

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

(O) Cost of Products Sold: Our cost of products sold and gross margins may not necessarily be comparable to that of other entities as a result of different practices in categorizing costs. The primary components of our cost of products sold are as follows:

•	the cost of purchased merchandise, including raw materials;
•	the cost of inbound transportation, including freight;

•	the cost of our production and sourcing departments;
•	other processing costs associated with acquiring and preparing the inventory for sale; and
•	shrink and valuation reserves.

(P) Marketing and Advertising: We provide cooperative advertising allowances to certain of our customers. These allowances are accounted for as reductions in sales as discussed in “Revenue Recognition” above. Production expense related to company-directed advertising is deferred until the first time at which the advertisement runs. Communication expense related to company-directed advertising is expensed as incurred. Marketing and advertising expense recorded in selling, general and administrative expenses for continuing operations was $9,177, $7,427 and $4,858 in fiscal 2015, fiscal 2014 and fiscal 2013, respectively. At January 30, 2016 and January 31, 2015, deferred production expenses associated with company-directed advertising were $416 and $643, respectively.

(Q) Share-Based Compensation: New, modified and unvested share-based payment transactions with employees, such as stock options, are measured at fair value and recognized as compensation expense over the requisite service period and is included as a component of selling, general and administrative expenses in the Consolidated Statements of Operations. Additionally, share-based awards granted to non-employees are expensed over the period in which the related services are rendered at their fair value, using the Black Scholes Pricing Model to determine the fair value.

(R) Income Taxes: We account for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities at enacted rates. We determine the appropriateness of valuation allowances in accordance with the “more likely than not” recognition criteria. We recognize tax positions in the Consolidated Balance Sheets as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with tax authorities assuming full knowledge of the position and all relevant facts. Accrued interest and penalties related to unrecognized tax benefits are included in income taxes in the Consolidated Statements of Operations.

(S) Earnings Per Share: Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares outstanding during the period. Diluted net income (loss) per share is calculated similarly, but includes potential dilution from the exercise of stock options for which future service is required as a condition to deliver the underlying stock.

(T) Recent Accounting Pronouncements: In November 2015, new accounting guidance on the balance sheet classification of deferred taxes was issued, which requires entities to classify deferred tax assets and liabilities as noncurrent in the consolidated balance sheet. Currently deferred tax assets and liabilities must be classified as current and noncurrent amounts in the consolidated balance sheet. This guidance is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The guidance may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company is currently evaluating the impact of adopting this guidance on the consolidated financial statements.

In July 2015, new accounting guidance on accounting for inventory was issued, which requires entities to measure inventory at the lower of cost and net realizable value. This guidance is effective for interim and annual periods beginning on or after December 15, 2016. The Company is currently evaluating the impact of the adoption of the new accounting guidance on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Interest-Imputation of Interest.” The standard requires deferred financing costs to be presented on the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts, instead of being presented as a deferred asset in the balance sheet. ASU 2015-03 does not change the recognition and measurement guidance for deferred financing costs. Once adopted, entities are required to apply the new guidance retrospectively to all prior periods presented. ASU 2015-03 is effective for annual periods beginning after December 15, 2015, and interim periods within those fiscal years and early application is permitted. The Company has elected to early adopt the standard, effective February 1, 2015 and accordingly, the consolidated balance sheets as of January 30, 2016 and January 31, 2015 reflect the deferred financing costs as a direct deduction from the carrying amount of our long-term debt. Refer to Note 7 “Long-Term Debt”, for further information.

In April 2015, the FASB issued ASU No. 2015-05, “Customer's Accounting for Fees Paid in a Cloud Computing Arrangement,” which provides guidance on accounting for cloud computing fees. If a cloud computing arrangement includes a software license, then the customer should account for the license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the arrangement should be accounted for as a service contract. This guidance is effective for arrangements entered into, or materially modified, in interim and annual periods beginning after December

15, 2015. Retrospective application is permitted but not required. The adoption of this guidance is not expected to have a material effect on the Company's consolidated financial statements.

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

Note 2. The IPO and Restructuring Transactions

Initial Public Offering

On November 27, 2013, VHC completed an initial public offering (“IPO”) of 10,000,000 shares of VHC common stock at a public offering price of $20.00 per share. The selling stockholders in the offering sold an additional 1,500,000 shares of VHC common stock to the underwriters in the IPO. Shares of the Company’s common stock are listed on the New York Stock Exchange under the ticker symbol “VNCE”. VHC received net proceeds of $177,000, after deducting underwriting discounts, commissions and offering expenses from its sale of shares in the IPO. The Company retained approximately $5,000 of such proceeds for general corporate purposes and used the remaining net proceeds, together with net borrowings under the Term Loan Facility (described under Note 7 “Long-Term Debt”) to repay a promissory note (“the Kellwood Note Receivable”) issued to Kellwood Company, LLC in connection with the Restructuring Transactions (described below) which occurred immediately prior to the consummation of the IPO. Proceeds from the repayment of the Kellwood Note Receivable were used to repay or discharge certain existing debt of Kellwood Company.

In connection with the IPO and the Restructuring Transactions described below, we separated the Vince and non-Vince businesses on November 27, 2013. Any and all debt obligations outstanding at the time of the transactions either remained with Kellwood Intermediate Holding, LLC and its subsidiaries (i.e. the non-Vince businesses) and/or were discharged, repurchased or refinanced. See information below for a summary of the Company’s Revolving Credit Facility and Term Loan Facility.

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

•

Revolving Credit Facility—Vince, LLC entered into a new senior secured revolving credit facility. Bank of America, N.A. (“BofA”) serves as administrative agent under this new facility. This revolving credit facility provided for a revolving line of credit of up to $50,000 (see Note 6 “Financing Arrangements” for additional details);

•

Term Loan Facility—Vince, LLC and Vince Intermediate Holding, LLC entered into a new $175,000 senior secured term loan credit facility with the lenders party thereto, BofA, as administrative agent, J.P. Morgan Chase Bank and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers (see Note 7 “Long-Term Debt” for additional details);

•

Shared Services Agreement—Vince, LLC entered into the Shared Services Agreement with Kellwood Company, LLC pursuant to which Kellwood Company, LLC would provide support services to Vince, LLC in various operational areas including, among other things, distribution, logistics, information technology, accounts payable, credit and collections, and payroll and benefits;

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

After completion of these various transactions (including the Additional Sun Capital Contribution) and payments and application of the net proceeds from the repayment of the Kellwood Note Receivable, Vince, LLC’s obligations under the Wells Fargo Facility, the Cerberus Term Loan, the Sun Term Loan Agreements and the 12.875% Notes were terminated or discharged. Neither

VHC, nor Vince Intermediate Holding, LLC nor Vince, LLC is a guarantor or obligor of the 7.625% Notes or the refinanced Wells Fargo Facility. Thereafter, VHC is not responsible for the obligations described above and the only outstanding obligations of Vince Holding Corp. and its subsidiaries immediately after the consummation of the IPO was $175,000 outstanding under the Term Loan Facility.

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

On November 27, 2013, we entered into a Shared Services agreement with Kellwood pursuant to which Kellwood provides support services in various operational areas as further discussed in Note 15 “Related Party Transactions”. Other than the payments for services provided under this agreement, we do not expect any future cash flows related to the non-Vince business.

The results of the non-Vince businesses included in discontinued operations (through the separation of the non-Vince businesses on November 27, 2013) for the fiscal year ended February 1, 2014 is summarized in the following table:

Fiscal Year
(in thousands, except effective tax rate)	2013
Net sales	$400,848
Cost of products sold	313,620
Gross profit	87,228
Selling, general and administrative expenses	98,016
Restructuring, environmental and other charges	1,628
Impairment of long-lived assets	1,399
Change in fair value of contingent consideration	1,473
Interest expense, net	46,677
Other expense, net	498
Loss before income taxes	(62,463)
Income taxes	(11,648)
Net loss from discontinued operations, net of taxes	$(50,815)
Effective tax rate	18.6%

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

Financing arrangements of the non-Vince business

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

Note 4. Goodwill and Intangible Assets

Net goodwill balances and changes therein subsequent to the February 1, 2014 Consolidated Balance Sheet by segment are as follows:

(in thousands)	Wholesale	Direct-to-consumer	Total Net Goodwill
Balance as of February 1, 2014	$41,435	$22,311	$63,746
Balance as of January 31, 2015	$41,435	$22,311	$63,746
Balance as of January 30, 2016	$41,435	$22,311	$63,746

The total carrying amount of goodwill for all periods presented was net of accumulated impairments of $46,942. There were no impairments recorded as a result of our annual goodwill impairment test during fiscal 2015, 2014 or 2013.

Identifiable intangible assets summary:

(in thousands)	Gross Amount	Accumulated Amortization	Net Book Value
Balance as of January 31, 2015:
Amortizable intangible assets:
Customer relationships	$11,970	$(4,176)	$7,794
Indefinite-lived intangible assets:
Trademarks	101,850	—	101,850
Total intangible assets	$113,820	$(4,176)	$109,644

(in thousands)	Gross Amount	Accumulated Amortization	Net Book Value
Balance as of January 30, 2016
Amortizable intangible assets:
Customer relationships	$11,970	(4,774)	$7,196
Indefinite-lived intangible assets:
Trademarks	101,850	—	101,850
Total intangible assets	$113,820	$(4,774)	$109,046

Amortization of identifiable intangible assets was $598, $599 and $599 for fiscal 2015, 2014 and 2013, respectively, which is included in selling, general and administrative expenses on the Consolidated Statements of Operations. Amortization expense for each of the fiscal years 2016 to 2020 is expected to be as follows:

Future
(in thousands)	Amortization
2016	$598
2017	598
2018	598
2019	598
2020	598
Total next 5 fiscal years	$2,990

Identifiable indefinite-lived intangible assets represent the Vince trademark. No impairments of the Vince trademark were recorded as a result of our annual asset impairment tests during fiscal years 2015, 2014 or 2013. In fiscal 2015, we elected to perform a quantitative assessment on indefinite-lived intangible assets. The results of the quantitative test did not result in any impairment because the fair value of the Company’s indefinite-lived intangible asset exceeded its carrying value. In fiscal 2014 and 2013, we elected to perform the qualitative assessment on the Vince Trademark as allowed by the Intangible—Goodwill and Other Topic of ASC and determined that it was not more likely than not that the carrying value exceeded the fair value of the asset.

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

The Company did not have any non-financial assets or non-financial liabilities recognized at fair value on a recurring basis at January 30, 2016 or January 31, 2015. At January 30, 2016 and January 31, 2015, the Company believes that the carrying value of cash and cash equivalents, receivables and accounts payable approximates fair value, due to the short maturity of these instruments and would be measured using Level 1 inputs. As the Company’s debt obligations as of January 30, 2016 are at variable rates, the fair value approximates the carrying value of the Company’s debt and would be measured using Level 2 inputs.

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

Note 6. Financing Arrangements

Revolving Credit Facility

On November 27, 2013, Vince, LLC entered into a $50,000 senior secured revolving credit facility (as amended from time to time, the “Revolving Credit Facility”) with Bank of America, N.A. (“BofA”) as administrative agent. Vince, LLC is the borrower and VHC and Vince Intermediate Holding, LLC, a direct subsidiary of VHC and the direct parent company of Vince, LLC (“Vince Intermediate”), are the guarantors under the Revolving Credit Facility. On June 3, 2015, Vince LLC entered into a first amendment to the Revolving Credit Facility, that among other things, increased the aggregate commitments under the facility from $50,000 to $80,000, subject to a loan cap which is the lesser of (i) the Borrowing Base, as defined in the loan agreement, (ii) the aggregate commitments or (iii) $70,000 until debt obligations under the Company’s term loan facility have been paid in full, and extended the maturity date from November 27, 2018 to June 3, 2020.  The Revolving Credit Facility also provides for a letter of credit sublimit of $25,000 (plus any increase in aggregate commitments) and an accordion option that allows for an increase in aggregate commitments up to $20,000. Interest is payable on the loans under the Revolving Credit Facility at either the LIBOR or the Base Rate, in each case, plus an applicable margin of 1.25% to 1.75% for LIBOR loans or 0.25% to 0.75% for Base Rate loans, and in each case subject to a pricing grid based on an average daily excess availability calculation. The “Base Rate” means, for any day, a fluctuating rate per annum equal to the highest of (i) the rate of interest in effect for such day as publicly announced from time to time by BofA as its prime rate; (ii) the Federal Funds Rate for such day, plus 0.50%; and (iii) the LIBOR Rate for a one month interest period as determined on such day, plus 1.0%. During the continuance of an event of default and at the election of the required lender, interest will accrue at a rate of 2% in excess of the applicable non-default rate.

The Revolving Credit Facility contains a maintenance requirement that, at any point when “Excess Availability” is less than the greater of (i) 15% percent of an adjusted loan cap (without giving effect to item (iii) of the loan cap described above) or (ii) $10,000, and continuing until Excess Availability exceeds the greater of such amounts for 30 consecutive days, during which time, we must maintain a consolidated EBITDA (as defined in the Revolving Credit Facility) equal to or greater than $20,000 measured at the end of each applicable fiscal month for the trailing twelve-month period. We have not been subject to this maintenance requirement as Excess Availability was greater than the required minimum.

The Revolving Credit Facility contains representations and warranties, other covenants and events of default that are customary for this type of financing, including limitations on the incurrence of additional indebtedness, liens, negative pledges, guarantees, investments, loans, asset sales, mergers, acquisitions, prepayment of other debt, the repurchase of capital stock, transactions with affiliates, and the ability to change the nature of its business or its fiscal year. The Revolving Credit Facility generally permits dividends in the absence of any event of default (including any event of default arising from the contemplated dividend), so long as (i) after giving pro forma effect to the contemplated dividend, for the following six months Excess Availability will be at least the greater of 20% of the adjusted loan cap and $10,000 and (ii) after giving pro forma effect to the contemplated dividend, the “Consolidated Fixed Charge Coverage Ratio” for the 12 months preceding such dividend shall be greater than or equal to 1.0 to 1.0 (provided that the Consolidated Fixed Charge Coverage Ratio may be less than 1.0 to 1.0 if, after giving pro forma effect to the contemplated dividend, Excess Availability for the six fiscal months following the dividend is at least the greater of 35% of the adjusted loan cap and $15,000).  We are in compliance with applicable financial covenants.

As of January 30, 2016, the availability under the $80,000 Revolving Credit Facility was $28,127. As of January 30, 2016 there was $15,000 of borrowings outstanding and $7,522 of letters of credit outstanding under the Revolving Credit Facility. The weighted average interest rate for borrowings outstanding under the Revolving Credit Facility as of January 30, 2016 was 2.1%.

As of January 31, 2015, the availability under the $50,000 Revolving Credit Facility was $19,353. As of January 31, 2015, there was $23,000 of borrowings outstanding and $7,647 of letters of credit outstanding under the Revolving Credit Facility. The weighted average interest rate for borrowings outstanding under the Revolving Credit Facility as of January 31, 2015 was 2.1%.

Note 7. Long-Term Debt

Long-term debt consisted of the following as of, January 30, 2016 and January 31, 2015:

(in thousands)	January 30, 2016	January 31, 2015
Term Loan Facility	$45,000	$65,000
Revolving Credit Facility	15,000	23,000
Total long-term debt principal	60,000	88,000
Less: Deferred financing costs (1)	2,385	3,550
Total long-term debt	$57,615	$84,450

(1)

Pursuant to new accounting guidance issued by the Financial Accounting Standards Board (“FASB”) in April 2015, entities are no longer required to present deferred financing costs as a deferred asset. The guidance is effective for our fiscal year beginning in 2016, however, the Company has early adopted this accounting standard update effective as of February 1, 2015 and accordingly, the January 31, 2015 comparative balance sheet was adjusted to conform to the new classification presentation. There was no other impact on the financial statements related to the adoption other than the reclassification change on the consolidated balance sheet. Refer to Note 1 “Description of Business and Summary of Significant Accounting Policies”, for further information regarding the accounting standard update.

Term Loan Facility

On November 27, 2013, in connection with the closing of the IPO and Restructuring Transactions, Vince, LLC and Vince Intermediate entered into the $175,000 Term Loan Facility with the lenders party thereto, BofA, as administrative agent, JPMorgan Chase Bank and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers, and Cantor Fitzgerald as documentation agent. The Term Loan Facility will mature on November 27, 2019. Vince, LLC and Vince Intermediate are borrowers and VHC is a guarantor under the Term Loan Facility. On November 27, 2013, net proceeds from the Term Loan Facility were used, at closing, to repay the Kellwood Note Receivable.

The Term Loan Facility also provides for an incremental facility of up to the greater of $50,000 and an amount that would result in the consolidated net total secured leverage ratio not exceeding 3.00 to 1.00, in addition to certain other rights to refinance or repurchase portions of the term loan. The Term Loan Facility is subject to quarterly amortization of principal equal to 0.25% of the original aggregate principal amount of the Term Loan Facility (adjusted to reflect any prepayments), with the balance payable at final maturity. Interest is payable on loans under the Term Loan Facility at a rate of either (i) the Eurodollar rate (subject to a 1.00% floor) plus an applicable margin of 4.75% to 5.00% based on a consolidated net total leverage ratio or (ii) the base rate applicable margin of 3.75% to 4.00% based on a consolidated net total leverage ratio. During the continuance of a payment or bankruptcy event of default, interest will accrue (i) on the overdue principal amount of any loan at a rate of 2% in excess of the rate otherwise applicable to such loan and (ii) on any overdue interest or any other outstanding overdue amount at a rate of 2% in excess of the nondefault interest rate then applicable to base rate loans. The Term Loan Facility requires Vince, LLC and Vince Intermediate to make mandatory prepayments upon the occurrence of certain events, including additional debt issuances, common and preferred stock issuances, certain asset sales, and annual payments of 50% of excess cash flow, subject to reductions to 25% and 0% if Vince, LLC and Vince Intermediate maintain a Consolidated Net Total Leverage Ratio of 2.50 to 1.00 and 2.00 to 1.00, respectively, and subject to reductions for voluntary prepayments made during such fiscal year.

The Term Loan Facility contains a requirement that Vince, LLC and Vince Intermediate maintain a “Consolidated Net Total Leverage Ratio” as of the last day of any period of four fiscal quarters not to exceed 3.75 to 1.00 for the fiscal quarters ending February 1, 2014 through November 1, 2014, 3.50 to 1.00 for the fiscal quarters ending January 31, 2015 through October 31, 2015, and 3.25 to 1.00 for the fiscal quarter ending January 30, 2016 and each fiscal quarter thereafter. In addition, the Term Loan Facility contains customary representations and warranties, other covenants, and events of default, including but not limited to, limitations on the incurrence of additional indebtedness, liens, negative pledges, guarantees, investments, loans, asset sales, mergers, acquisitions, prepayment of other debt, the repurchase of capital stock, transactions with affiliates, and the ability to change the nature of its business or its fiscal year, and distributions and dividends. The Term Loan Facility generally permits dividends to the extent that no default or event of default is continuing or would result from the contemplated dividend and the pro forma Consolidated Net Total Leverage Ratio after giving effect to such contemplated dividend is at least 0.25 lower than the maximum Consolidated Net Total Leverage Ratio for such quarter in an amount not to exceed the excess available amount, as defined in the loan agreement. All obligations under the Term Loan Facility are guaranteed by VHC and any future material domestic restricted subsidiaries of Vince, LLC and secured by a lien on substantially all of the assets of VHC, Vince, LLC and Vince Intermediate and any future material domestic restricted subsidiaries. We are in compliance with applicable financial covenants.

Through January 30, 2016, on an inception to date basis, the Company has made voluntary prepayments totaling $130,000 in the aggregate on the original $175,000 Term Loan Facility entered into on November 27, 2013. Of the $130,000 of aggregate voluntary prepayments made to date, $20,000 was paid during fiscal 2015. As of January 30, 2016 the Company had $45,000 of debt outstanding under the Term Loan Facility.

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

Note 8. Commitments and Contingencies

Leases

We lease substantially all of our office and showroom space, retail stores and certain machinery and equipment under operating leases having remaining terms up to eleven years, excluding renewal terms. Most of our real estate leases contain covenants that require us to pay real estate taxes, insurance, and other executory costs. Certain of these leases require contingent rent payments, kick-out clauses and/or opt-out clauses, based on the operating results of the retail operations utilizing the leased premises. Rent under leases with scheduled rent changes or lease concessions are recorded on a straight-line basis over the lease term. Rent expense under all operating leases was $20,015, $16,161 and $10,467 for fiscal 2015, fiscal 2014 and fiscal 2013, respectively, the majority of which is recorded within selling, general and administrative expenses.

The future minimum lease payments under operating leases at January 30, 2016 were as follows:

Minimum Lease
(in thousands)	Payments
Fiscal 2016	$20,083
Fiscal 2017	20,891
Fiscal 2018	20,712
Fiscal 2019	20,653
Fiscal 2020	19,584
Thereafter	67,444
Total minimum lease payments	$169,367

Other Contractual Cash Obligations

At January 30, 2016, our other contractual cash obligations of $25,981 consist primarily of inventory purchase obligations and service contracts.

Restructuring Charges

In the second quarter of fiscal 2015, a number of senior management departures and announced departures occurred. In connection with these departures and announced departures, the Company has certain obligations under existing employment arrangements with respect to severance and employee related benefits. As a result, the Company recognized a charge of $3,717 for these expected departures within selling, general, and administrative expenses on the condensed consolidated statement of operations for the three months ended August 1, 2015. In the fourth quarter of fiscal 2015, the Company recorded $323 of pre-tax income within selling, general and administrative expenses associated with the recovery of severance expense. This net charge is reflected within the “unallocated corporate expenses” for segment disclosures. These amounts will be paid over a period of six to eighteen months, which began in the third quarter of fiscal 2015.

The following is a reconciliation of the accrued severance and employee related benefits included within total current liabilities on the consolidated balance sheet:

(in thousands)
Balance at August 1, 2015	$3,717
Cash payments	(1,557)
Non-cash recovery	(323)
Balance at January 30, 2016	$1,837

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

Prior to the IPO, the 2010 Option Plan, as amended, provided for the grant of options to acquire up to 2,752,155 shares of Kellwood Company common stock. The options granted pursuant to the 2010 Option Plan (i) vest in five equal installments on the first, second, third, fourth, and fifth anniversaries of the grant date, subject to the employee’s continued employment and, (ii) expire on the earlier of the tenth anniversary of the grant date or upon termination of employment. We will not grant any future awards under the 2010 Option Plan. Future awards will be granted under the Vince 2013 Incentive Plan described further below.

Vince 2013 Incentive Plan

In connection with the IPO, the Company adopted the Vince 2013 Incentive Plan, which provides for grants of stock options, stock appreciation rights, restricted stock and other stock-based awards. The aggregate number of shares of common stock which may be issued or used for reference purposes under the Vince 2013 Incentive Plan or with respect to which awards may be granted may not exceed 3,400,000 shares. The shares available for issuance under the Vince 2013 Incentive Plan may be, in whole or in part, either authorized and unissued shares of our common stock or shares of common stock held in or acquired for our treasury. In general, if awards under the Vince 2013 Incentive Plan are cancelled for any reason, or expire or terminate unexercised, the shares covered by such award may again be available for the grant of awards under the Vince 2013 Incentive Plan. As of January 30, 2016, there were 1,391,996 shares under the Vince 2013 Incentive Plan available for future grants. Options granted pursuant to the Vince 2013 Incentive Plan (i) vest in equal installments over two, three or four years or at 33 1/3% per year beginning in year two, over four years, subject to the employees’ continued employment and (ii) expire on the earlier of the tenth anniversary of the grant date or upon termination as outlined in the Vince 2013 Incentive Plan. Restricted stock units granted vest in equal installments over a three year period.

On October 2, 2015 the Company completed a tender offer to exchange certain options to purchase shares of its common stock, whether vested or unvested, from eligible employees. The exchange ratio for this offer was one-to-one (one stock option exchanged for every one new stock option granted). As a result of the tender offer, 346,004 stock options were cancelled and options to purchase the same amount of shares were granted with an exercise price of $3.60. The Company will recognize incremental expense of $456 over the requisite service period as a result of this exchange. The purpose of this exchange was to foster retention of our valuable employees and better align the interests of our employees and shareholders to maximize shareholder value.

On November 23, 2015, the Company granted a total of 400,000 options to certain non-employee consultants with an exercise price of $3.63. The options granted to the non-employee consultants vest 50% after one year, 25% after 18 months and 25% after two years and expire on the earlier of the tenth anniversary of the grant date or upon termination as outlined in their grant agreements pursuant to the Vince 2013 Incentive Plan. The weighted average grant date fair value for options granted to non-employees was $1.45 per share.

Stock Options

A summary of stock option activity for both employees and non-employees for fiscal 2015 is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 31, 2015	2,726,169	$13.18	8.2	$33,367
Granted	2,173,273	$4.32
Exercised	(26,209)	$6.64
Forfeited or expired	(1,993,498)	$15.98
Outstanding at January 30, 2016	2,879,735	$4.61	8.7	$2,402

Vested and exercisable at January 30, 2016	827,553	$5.89	6.3	$-

Of the above outstanding shares, 1,806,901 are vested or expected to vest.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of fiscal 2015 and the exercise price, multiplied by the number of such in-the-money options) that would have been received by the option holders had all options holders exercised their options on January 30, 2016. This amount changes based on the fair market value of the Company’s common stock. Total intrinsic value of options exercised during fiscal 2015 and 2014 (based on the differences between the Company’s stock price on the respective exercise date and the respective exercise price, multiplied by the number of respective options exercised) was $316 and $620, respectively.

The Company’s weighted average assumptions used to estimate the fair value of stock options granted on November 21, 2013 in connection with our IPO and the options granted during fiscal 2014 and fiscal 2015 were estimated using a Black-Scholes option valuation model. Due to the limited trading history of the Company’s common stock, the volatility and expected term assumptions used were based on averages from a peer group of publicly traded retailers. The risk-free interest rate was based upon the U.S. Treasury five year yield curve.

	Fiscal Year
	2015	2014
Weighted-average expected volatility	46.0%	51.1%
Expected term (in years)	4.5 years	4.5 years
Risk-free interest rate	1.4%	1.4%
Expected dividend yield	—%	—%

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

Based on these assumptions used, the weighted average grant date fair value for options granted to employees during fiscal 2015, 2014 and for the options granted on November 21, 2013 in connection with our IPO was $1.75 per share, $14.13 per share and $8.82 per share, respectively.

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

At January 30, 2016 there was $5,636 of unrecognized compensation costs related to stock options granted to employees that will be recognized over a remaining weighted average period of 2.6 years.

Restricted Stock Units

A summary of restricted stock unit activity for fiscal 2015 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Nonvested restricted stock units at January 31, 2015	12,384	$26.24
Granted	22,111	$7.27
Vested	(4,963)	$25.20
Nonvested restricted stock units at January 30, 2016	29,532	$12.22

The weighted average grant date fair value for restricted stock units granted during fiscal 2014 and for the restricted stock units granted on November 21, 2013 in connection with our IPO was $30.47 and $20.00. The total fair value of restricted stock units vested during fiscal 2015 and fiscal 2014 was $125 and $50, respectively.

At January 30, 2016 there was $300 of unrecognized compensation costs related to restricted stock units that will be recognized over a remaining weighted average period of 2.0 years.

Share-Based Compensation Expense

During fiscal 2015 we recognized share-based compensation expense of $1,259, including $160 of expense related to non-employees, and a related tax benefit of $504, including $64 of tax benefit related to non-employees. During fiscal 2014 we recognized share-based compensation expense of $1,896 and a related tax benefit of $758. During fiscal 2013, from our IPO through the end of the fiscal year, we recognized share-based compensation expense of $347 and a related tax benefit of $139. During fiscal year 2013, from the beginning of the fiscal year through our IPO date we recognized share-based compensation expense of $551 which was included in net loss from discontinued operations as such expense was a component of the non-Vince businesses which were separated from the Vince business on November 27, 2013. In addition, as a result of the deferred tax valuation allowance during this period, the Company did not recognize the related tax benefit on the share-based compensation expense.

Note 10. Stockholders’ Equity

Common Stock:

We currently have authorized for issuance 100,000,000 shares of our Voting Common Stock, par value of $0.01 per share. As of January 30, 2016 and January 31, 2015 we had 36,779,417 and 36,748,245 shares issued and outstanding, respectively (after giving effect to the conversion of all our issued and outstanding non-voting common stock into common stock on a one-for-one basis and the subsequent split of our common stock on a one for 28.5177 basis, as part of the Restructuring Transactions).

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

The following is a reconciliation of weighted average basic shares to weighted average diluted shares outstanding:

	Fiscal Year Ended
	January 30, 2016	January 31, 2015	February 1, 2014
Weighted-average shares—basic	36,770,430	36,730,490	28,119,794
Effect of dilutive equity securities	758,797	1,514,416	153,131
Weighted-average shares—diluted	37,529,227	38,244,906	28,272,925

For the fiscal year ended January 30, 2016, 732,303 options to purchase common stock were excluded from the computation of weighted average shares for diluted earnings per share since the related exercises prices exceeded the average market price of the Company’s common stock and such inclusion would be anti-dilutive. For the fiscal year ended January 31, 2015, 123,959 options to purchase common stock were excluded from the computation of weighted average shares for diluted earnings per share since the related exercises prices exceeded the average market price of the Company’s common stock and such inclusion would be anti-dilutive. There were no antidilutive securities in the fiscal year ended February 1, 2014.

On March 29, 2016, the Company commenced a rights offering and intends to issue an additional 11,818,181 shares. See Note 17 “Subsequent Event” for additional information.

Note 12. Income Taxes

The provision for income taxes for continuing operations consists of the following:

(in thousands)	Fiscal 2015	Fiscal 2014	Fiscal 2013
Current:
Domestic:
Federal	$(53)	$759	$—
State	522	344	43
Foreign	—	—	—
Total current	469	1,103	43
Deferred:
Domestic:
Federal	2,994	20,416	6,333
State	(249)	2,475	905
Foreign	—	—	(13)
Total deferred	2,745	22,891	7,225
Total provision for income taxes	$3,214	$23,994	$7,268

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

Current income taxes are the amounts payable under the respective tax laws and regulations on each year’s earnings. A reconciliation of the federal statutory income tax rate to the effective tax rate is as follows:

	Fiscal 2015	Fiscal 2014	Fiscal 2013
Statutory federal rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	6.5%	5.7%	9.5%
Nondeductible Tax Receivable Agreement adjustment	4.1%	0.0%	0.0%
Nondeductible interest	0.0%	0.0%	18.1%
Nondeductible transaction costs	0.0%	0.0%	6.7%
Valuation allowance	(0.5)%	(0.7)%	(45.5)%
Return to provision adjustment	(2.4)%	0.0%	0.0%
Changes in tax laws	(3.2)%	0.0%	0.0%
Other	(0.8)%	0.2%	(0.1)%
Total	38.7%	40.2%	23.7%

Deferred income tax assets and liabilities for continuing operations consisted of the following:

(in thousands)	January 30, 2016	January 31, 2015
Deferred tax assets:
Depreciation and amortization	$17,071	$29,935
Employee related costs	2,163	3,503
Allowance for asset valuations	2,551	3,172
Accrued expenses	6,088	3,933
Net operating losses	72,465	65,111
Tax credits	812	888
Other	457	90
Total deferred tax assets	101,607	106,632
Less: valuation allowances	(1,024)	(1,074)
Net deferred tax assets	100,583	105,558
Deferred tax liabilities:
Cancellation of debt income	(6,657)	(8,876)
Other	(482)	(493)
Total deferred tax liabilities	(7,139)	(9,369)
Net deferred tax assets	$93,444	$96,189
Included in:
Prepaid expenses and other current assets	$4,164	$4,015
Deferred income taxes and other assets	89,280	92,174
Net deferred income tax assets	$93,444	$96,189

As of January 30, 2016, various federal and state net operating losses were available for carryforward to offset future taxable income. Substantially all of these net operating losses will expire between 2030 and 2036. The valuation allowance of $1,024 at January 30, 2016 and $1,074 at January 31, 2015, reflects management’s assessment, based on available information, that it is more likely than not that a portion of the deferred tax assets will not be realized due to the inability to generate sufficient state taxable income. Adjustments to the valuation allowance are made when there is a change in management’s assessment of the amount of deferred tax assets that are realizable.

Net operating losses as of January 30, 2016 presented above do not include fiscal 2015, fiscal 2014 and fiscal 2013 deductions related to stock options that exceeded expenses previously recognized for financial reporting purposes since they have not yet reduced income taxes payable. The excess deduction will reduce income taxes payable and increase additional paid in capital by $2,732 when ultimately deducted in a future year. Net operating losses as of January 31, 2015 presented above do not include fiscal 2014 and fiscal 2013 deductions related to stock options that exceeded expenses previously recognized for financial reporting purposes since they have not yet reduced income taxes payable. The excess deduction will reduce income taxes payable and increase additional paid in capital by $2,675 when ultimately deducted in a future year.

As discussed in Note 2 “The IPO and Restructuring Transactions”, we completed an IPO during fiscal 2013. The completion of the IPO and Restructuring Transactions resulted in the non-Vince businesses being separated from the Vince business. As a result, the Company determined that the full valuation allowance on the U.S. net deferred tax assets was no longer necessary. Since the IPO and Restructuring Transactions occurred between related parties and were considered one integrated transaction along with the establishment of the Tax Receivable Agreement liability, the offset of the release of the valuation allowance was recorded as an adjustment to additional paid-in capital on our Consolidated Balance Sheet at February 1, 2014 in accordance with ASC 740-20-45-11(g). The total valuation allowance on deferred tax assets for continuing operations decreased on a net basis by $50 in the fiscal year ended January 30, 2016 and decreased by $769 in the fiscal year ended January 31, 2015.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, excluding interest and penalties, is as follows:

(in thousands)	Fiscal 2015	Fiscal 2014	Fiscal 2013
Beginning balance	$4,487	$3,693	$9,378
Increases for tax positions in current year	72	2,397	3,743
Increases for tax positions in prior years	27	135	356
Decreases for tax positions in prior years	(2,459)	(1,738)	(4,186)
Settlements	—	—	(3,022)
Lapse in statute of limitations	—	—	(102)
Restructuring Transactions	—	—	(2,474)
Ending balance	$2,127	$4,487	$3,693

As of January 30, 2016 and January 31, 2015, unrecognized tax benefits in the amount of $2,161 (net of tax) and $2,195 (net of tax), respectively, would impact our effective tax rate if recognized. It is reasonably possible that within the next 12 months certain temporary unrecognized tax benefits could fully reverse. Should this occur, our unrecognized tax benefits could be reduced by up to $72.

We include accrued interest and penalties on underpayments of income taxes in our income tax provision. As of January 30, 2016 and January 31, 2015, we did not have any interest and penalties accrued on our Consolidated Balance Sheets. Net interest and penalty provisions (benefit) of $0, $0 and $(232) were recognized in our Consolidated Statements of Operations for the years ended January 30, 2016, January 31, 2015 and February 1, 2014, respectively. Interest is computed on the difference between the tax position recognized net of any unrecognized tax benefits and the amount previously taken or expected to be taken in our tax returns.

All amounts above related to unrecognized tax benefits include continuing and discontinued operations until the separation of the Vince and non-Vince businesses on November 27, 2013, and the Vince business after such date.

With limited exceptions, we are no longer subject to examination for U.S. federal and state income tax for 2007 and prior.

Note 13. Defined Contribution Plan

We maintain the Vince Holding Corp. 401k Plan, which is a defined contribution plan covering all U.S.-based employees. Employees who meet certain eligibility requirements may participate in this program by contributing between 1% and 100% of annual compensation, subject to IRS limitations. We will make matching contributions in an amount equal to 50% of employee contributions up to 3% of eligible compensation. The annual expense incurred by the Company for this defined contribution plan was $426, $344, and $232 in fiscal 2015, fiscal 2014 and fiscal 2013, respectively.

Note 14. Segment and Geographical Financial Information

We operate and manage our business by distribution channel and have identified two reportable segments, as further described below. We considered both similar and dissimilar economic characteristics, internal reporting and management structures, as well as products, customers, and supply chain logistics to identify the following reportable segments:

•	Wholesale segment—consists of our operations to distribute products to major department stores and specialty stores in the United States and select international markets.
•	Direct-to-consumer segment—consists of our operations to distribute products directly to the consumer through our branded full-price specialty retail stores, outlet stores, and e-commerce platform.

The accounting policies of our segments are consistent with those described in Note 1 “Description of Business and Summary of Significant Accounting Policies”. Unallocated corporate expenses are comprised of selling, general, and administrative expenses attributable to corporate and administrative activities, and other charges that are not directly attributable to our operating segments. Unallocated corporate assets are comprised of the carrying values of our goodwill and unamortized trademark, deferred tax assets, and other assets that will be utilized to generate revenue for both of our reportable segments.

Our wholesale segment sells apparel to our direct-to-consumer segment at cost. The wholesale intercompany sales of $29,063, $22,595 and $16,916 have been excluded from the net sales totals presented below for fiscal 2015, fiscal 2014, and fiscal 2013, respectively. Furthermore, as intercompany sales are sold at cost, no intercompany profit is reflected in operating income presented below.

Summary information for our operating segments is presented below.

	Fiscal Year
(in thousands)	2015	2014	2013
Net Sales:
Wholesale	$201,182	$259,418	$229,114
Direct-to-consumer	101,275	80,978	59,056
Total net sales	$302,457	$340,396	$288,170
Income from Operations:
Wholesale	$61,571	$100,623	$81,822
Direct-to-consumer	7,839	14,556	10,435
Subtotal	69,410	115,179	92,257
Unallocated expenses	(53,684)	(44,929)	(42,904)
Total income from operations	$15,726	$70,250	$49,353
Depreciation & Amortization:
Wholesale	$2,058	$1,962	$1,204
Direct-to-consumer	4,498	2,950	1,581
Unallocated corporate	1,794	355	—
Total depreciation & amortization	$8,350	$5,267	$2,785
Capital Expenditures:
Wholesale	$1,629	$2,076	$1,832
Direct-to-consumer	9,442	8,117	8,241
Unallocated corporate	6,520	9,506	—
Total capital expenditure	$17,591	$19,699	$10,073

(in thousands)	January 30, 2016	January 31, 2015
Total Assets:
Wholesale	$47,757	$70,635
Direct-to-consumer	35,433	33,793
Unallocated corporate	280,378	274,220
Total assets	$363,568	$378,648

Sales results are presented on a geographic basis below. We predominately operate within the U.S. and sell our products in 38 countries either directly to major department and specialty stores, or through distribution relationships with international partners with exclusive rights to certain territories. Sales are presented based on customer location. Substantially all long-lived assets, including property, plant and equipment and fixtures installed at our retailer sites, are located in the U.S.

	Fiscal Year
(in thousands)	2015	2014	2013
Net Sales:
United States	$273,655	$310,179	$265,622
Other countries	28,802	30,217	22,548
Total net sales	$302,457	$340,396	$288,170

Our net sales by major product category are as follows:

	Fiscal Year
	2015		2014		2013
(in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Women's collection	$272,338	90%	$301,076	89%	$253,647	88%
Men's collection	22,685	8%	35,417	10%	33,612	12%
Other	7,434	2%	3,903	1%	911	0%
	$302,457	100%	$340,396	100%	$288,170	100%

Note 15. Related Party Transactions

Shared Services Agreement

On November 27, 2013, Vince, LLC entered into the Shared Services Agreement with Kellwood pursuant to which Kellwood would provide certain support services in various operational areas including, among other things, e-commerce operations, distribution, logistics, information technology, accounts payable, credit and collections and payroll and benefits. Since the IPO, we have been working on transitioning certain back office functions performed by Kellwood under the Shared Services Agreement. Among these functions that have transitioned to Vince are certain accounting related functions as well as benefits administration. We have also been working on developing our own information technology infrastructure and are now in the process of implementing our own enterprise resource planning (“ERP”) system, point-of-sale systems, e-commerce platform and supporting systems. We are also in the process of migrating our U.S. distribution system from Kellwood to a new third party provider. Until those systems are implemented, we will continue to utilize the Kellwood information technology infrastructure, including e-commerce platform systems, under the Shared Services Agreement.

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

We are invoiced by Kellwood monthly for these amounts and generally be required to pay within 15 business days of receiving such invoice. The payments will be trued-up and can be disputed once each fiscal quarter. For the years ended January 30, 2016, January 31, 2015 and February 1, 2014 we recognized $9,357, $11,436 and $13,729, respectively, of expense within the statement of operations for services provided under the Shared Services Agreement. As of January 30, 2016 and January 31, 2015, we have recorded $858 and $753, respectively in other accrued expenses to recognize amounts payable to Kellwood under the Shared Services Agreement.

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

As of January 30, 2016, our obligation under the Tax Receivable Agreement was $169,913, which has a remaining term of eight years. The obligation was originally recorded in connection with the IPO as an adjustment to additional paid-in capital on our Consolidated Balance Sheet. Approximately $29,075 is recorded as a component of other accrued expenses and $140,838 as other liabilities on our Consolidated Balance Sheet as of January 30, 2016. During fiscal 2015, we adjusted the obligation under the Tax Receivable Agreement in connection with the filing of our 2014 income tax returns and as a result of changes in tax laws that impacted the net operating loss deferred tax assets. These adjustments resulted in a net increase of $1,154 to the pre-IPO deferred tax assets and a net increase of $981 to the liability under the Tax Receivable Agreement with the corresponding net increase accounted for as an adjustment to other expense, net on the Consolidated Statement of Operations. During fiscal year 2014, we adjusted the obligation under the Tax Receivable Agreement in connection with the filing of our 2013 income tax returns. The return to provision adjustment resulted in a net reduction of $818 to the pre-IPO deferred tax assets and a net reduction of $1,442 to the liability under the Tax Receivable Agreement with the corresponding net increase of $624 accounted for as an adjustment to additional paid in-capital. In addition, we made our first tax benefit payment with respect to the 2013 taxable year of $3,199 including accrued interest which was paid during the fourth quarter of fiscal 2014.

The Company had expected to make a required payment under the Tax Receivable Agreement in the fourth quarter of fiscal 2015. As a result of lower than expected cash from operations due to weaker than projected performance, and the level of projected availability under the Company’s Revolving Credit Facility, we concluded that we would not be able to fund the payment when due. Accordingly, on September 1, 2015, we entered into an amendment to the Tax Receivable Agreement with Sun Cardinal, LLC, an affiliate of Sun Capital Partners, Inc., for itself and as a representative of the other stockholders parties thereto. Pursuant to this amendment, Sun Cardinal agreed to postpone payment of the tax benefit with respect to the 2014 taxable year, currently estimated at $21,762 plus accrued interest to September 15, 2016. The amendment to the Tax Receivable Agreement also waived the application of a default interest rate at LIBOR plus 500 basis points per annum on the postponed payment. The interest rate on the postponed payment will remain at LIBOR plus 200 basis points per annum. The tax benefit payment with respect to the 2015 taxable year totaling $7,313 plus accrued interest is expected to be paid in the fourth quarter of 2016.

Rights Offering Commitment Letter

On December 9, 2015 we received a Rights Offering Commitment Letter from Sun Fund V that provides the Company with an amount equal to $65,000 of cash proceeds in the event that the Company conducts a Rights Offering (the “Contribution Obligation”). Such Contribution Obligation will be reduced by any proceeds received from the Rights Offering. The Company is required, simultaneously with the funding of the Contribution Obligation by Sun Fund V, or one or more of its affiliates, to issue to Sun Fund V or one or more of its affiliates the applicable number of shares of the Company’s common stock at the lesser of (i) a price per share equal to a 20% discount to the 30 day average trading price of the Company’s common stock on The New York Stock Exchange immediately prior to the date of the Rights Offering Commitment Letter, (ii) a price per share equal to a 20% discount to the 30 day average trading price of the Company’s common stock on The New York Stock Exchange immediately prior to the commencement of the Rights Offering and (iii) the price per share at which participants in the Rights Offering are entitled to purchase shares of new common stock issued by the Company. Sun Fund V will receive customary terms and conditions, to be negotiated between Sun Fund V and the Company, for providing the Contribution Obligation. If the Rights Offering has not commenced by March 8, 2016, the Company will pay Sun Fund V an amount equal to $950 in the event that the Company completes a Rights Offering. Sun Fund V subsequently extended the commencement deadline to March 29, 2016. Sun Fund V’s obligations terminate upon the earliest to occur of (A) the consummation of the Rights Offering whereby the Company receives proceeds equal to or exceeding $65,000, (B) 11:59 p.m. New York City time on April 7, 2016 if the Rights Offering has not commenced by such time, (C) 11:59 p.m. New York City time on April 30, 2016, and (D) the date Sun Fund V, or its affiliates, funds the Contribution Obligation. The Company would be required to use a portion of proceeds from the Rights Offering or the Contribution Obligation to satisfy its current obligation with respect to the 2014 taxable year under the Tax Receivable Agreement as amended (as discussed above), currently estimated at $21,762 plus accrued interest, and payable on September 15, 2016. On March 29, 2016, the Company commenced the rights offering. The Rights Offering Commitment Letter was superseded by the Investment Agreement entered into by and among the Company, Sun Cardinal, LLC and SCSF Cardinal, LLC. See Note 17 “Subsequent Event” for additional details.

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

Debt Recovery Bonus to Our Former Chief Executive Officer (“CEO”)

Our former CEO received a debt recovery bonus of $6,000 (which included $440 of a prior unpaid debt recovery bonus) in connection with the repayment of certain Kellwood indebtedness, calculated as 4.4% of the related debt recovery, on November 27, 2013. Kellwood used proceeds from the repayment of the Kellwood Note Receivable to pay this bonus to our former CEO at the closing of our IPO.

Certain Indebtedness to Affiliates of Sun Capital

We had substantial indebtedness owed to affiliates of Sun Capital after giving effect to the acquisition of Kellwood Company by affiliates of Sun Capital Partners, Inc. in February 2008 under the Sun Promissory Notes and Sun Capital Loan Agreement (as defined in Note 7 “Long-Term Debt”). Subsequent to 2008, Kellwood Company made borrowings under the Sun Term Loan Agreements (as defined in Note 3 “Discontinued Operations”) to fund negative cash flows of the non-Vince business. All amounts owed by Vince Holding Corp. under these agreements were discharged as of February 1, 2014, as further discussed below.

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

On June 18, 2013, Sun Kellwood Finance and SCSF Finance assigned all title and interest in both the Sun Promissory Notes and note under our Sun Capital Loan Agreement to Sun Cardinal, LLC. Immediately following the assignment of these notes, Sun Cardinal contributed all outstanding principal and interest due under these notes as of June 18, 2013 to the capital of Vince Holding Corp. As all parties were under the common control of Sun Capital at such time, these transactions were recorded in the second quarter of fiscal 2013 as increases to Vince Holding Corp.’s additional paid in capital in the amounts of $334,595 and $72,932 for the Sun Promissory Notes and Sun Capital Loan Agreement, respectively. As a result, Vince Holding Corp. has been discharged of all obligations under both agreements. See Note 7 “Long-Term Debt”. Immediately prior to the Restructuring Transactions, affiliates of Sun Capital contributed $38,683 of principal under the Sun Term Loan Agreements to the capital of Kellwood Company.

On November 27, 2013, subsequent to the closing of the IPO and in connection with the Restructuring Transactions, all remaining debt obligations to affiliates of Sun Capital under the Sun Term Loan Agreements were retained by Kellwood Company, amounting to $83,355 (including accrued interest). Kellwood Company immediately discharged all obligations under these agreements through the application of a portion of the Kellwood Note Receivable proceeds. See Note 3 “Discontinued Operations”.

Management Services Agreement

In connection with the acquisition of Kellwood Company by affiliates of Sun Capital in 2008, Sun Capital Partners Management V, LLC, an affiliate of Sun Capital, entered into the Management Services Agreement (the “Management Services Agreement”) with Kellwood Company. Under this agreement, Sun Capital Management provided Kellwood Company with consulting and advisory services, including services relating to financing alternatives, financial reporting, accounting and management information systems. In exchange, Kellwood Company reimbursed Sun Capital Management for reasonable out-of-pocket expenses incurred in connection with providing consulting and advisory services, additional and customary and reasonable fees for management consulting services provided in connection with corporate events, and also paid an annual management fee equal to $2,200 which was prepaid in equal quarterly installments, a portion of which was charged to the Vince business. We reported $0, $79, and $404 for management fees to Sun Capital in other expense, net, in the Consolidated Statements of Operations for fiscal 2015, fiscal 2014 and fiscal 2013, respectively. The remaining fees charged to the non-Vince businesses of $1,537 are included within net loss from discontinued operations in the Consolidated Statements of Operations for fiscal 2013.

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

During fiscal 2015, fiscal 2014 and fiscal 2013, we paid Sun Capital Management $114, $76 and $0, respectively, for reimbursement of expenses under the Sun Capital Consulting Agreement.

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

David Stefko served as the Interim Chief Financial Officer and Treasurer of the Company from September 1, 2015 through January 14, 2016, when he was appointed our permanent Chief Financial Officer, effective immediately. Mr. Stefko received $43 per month and the reimbursement of reasonable cost of transportation and housing on a tax grossed-up basis during the period he served as the Interim Chief Financial Officer and Treasurer of the Company.

Both Mr. Brody and Mr. Stefko were employees of Sun Capital Partners, Inc. prior to their appointment to the positions at the Company, remained covered by Sun Capital Partners, Inc.’s health and welfare benefit plans and continued to be eligible to receive a bonus under the Sun Capital Partners, Inc. annual bonus plan related to their work at Sun Capital Partners, Inc. Affiliates of Sun Capital Partners, Inc. owed approximately 56% of the outstanding shares of our common stock as of January 30, 2016. Mr. Brody has returned to his former position and is a partner in one or more investment partnerships that are affiliated with Sun Capital Partners, Inc. that beneficially own shares of common stock of the Company. Mr. Stefko resigned from his position at Sun Capital Partners, Inc. on January 13, 2016.

Note 16. Quarterly Financial Information (unaudited)

Summarized quarterly financial results for fiscal 2015 and fiscal 2014:

(in thousands, except per share data)	First Quarter	Second Quarter (1)	Third Quarter (2)	Fourth Quarter (3)
Fiscal 2015:
Net sales	$59,842	$79,993	$80,859	$81,763
Gross profit	30,741	20,789	40,005	40,981
Net income (loss)	2,454	(5,026)	5,893	1,778
Basic earnings (loss) per share (4)	$0.07	$(0.14)	$0.16	$0.05
Diluted earnings (loss) per share (4)	$0.06	$(0.14)	$0.16	$0.05
	First Quarter	Second Quarter (5)	Third Quarter	Fourth Quarter
Fiscal 2014:
Net sales	$53,452	$89,326	$102,947	$94,671
Gross profit	26,411	44,014	50,648	45,756
Net income	1,384	10,501	13,311	10,527
Basic earnings per share (4)	$0.04	$0.29	$0.36	$0.29
Diluted earnings per share (4)	$0.04	$0.27	$0.35	$0.28

(1)

Includes the impact of $14,447 of pre-tax expense within cost of products sold associated with inventory write-downs primarily related to excess out of season and current inventory and $2,861 of pre-tax expense within selling, general and administrative expenses associated with executive severance costs partly offset by the favorable impact of executive stock option forfeitures.

(2)

Includes the impact of $1,986 of pre-tax income within cost of products sold associated with the favorable impact of the recovery on inventory write downs taken in the second quarter and $164 pre-tax expense within selling, general and administrative expenses associated with executive search costs partly offset by the favorable impact of executive stock option forfeitures.

(3)

Includes the impact of $2,161 of pre-tax income within cost of products sold associated with the favorable impact of the recovery on inventory write downs taken in the second quarter and $323 pre-tax income within selling, general and administrative expenses associated with the favorable adjustment to management transitions costs taken in the second quarter. Additionally, gross profit, net income (loss) and diluted earnings (loss) per share in the fourth quarter were overstated by $530, $313 and $0.01, respectively, as a result of an immaterial error in inventory valuation during the third quarter.

(4)

The sum of the quarterly earnings per share may not equal the full-year amount as the computation of weighted-average number of shares outstanding for each quarter and the full-year are performed independently.

(5)

Includes the impact of $571 of pre-tax expense within selling, general and administrative expenses associated with costs incurred by the Company related to the Secondary Offering completed in July 2014.

Note 17. Subsequent Event

On March 29, 2016, the Company commenced a rights offering (the “Rights Offering”), whereby the Company distributed, at no charge, to stockholders of record as of March 23, 2016 (the “Rights Offering Record Date”), rights to purchase new shares of the Company’s common stock at $5.50 per share. Each stockholder as of the Rights Offering Record Date (“Rights Holders”) received one non-transferrable right for every share of common stock owned on the Rights Offering Record Date (the “subscription right”). Rights Holders who fully exercise their subscription rights are entitled to subscribe for additional shares that remain unsubscribed as a result of any unexercised subscription rights (the “over-subscription right”). The over-subscription right allows a Rights Holder to subscribe for an additional number of shares equal to up to 20% of the shares of common stock for which such holder was otherwise entitled to subscribe. Subscription rights may only be exercised for whole numbers of shares; no fractional shares of common stock will be issued in the Rights Offering. The Rights Offering period expired on April 14, 2016 at 5:00 p.m. New York City time, prior to which payment for all subscription rights required an irrevocable funding of cash to the transfer agent, to be held in an account for the benefit of the Company. The Investors have fully subscribed in the Rights Offering and exercised their oversubscription right. Under the terms of the Investment Agreement, the Investors will fund the difference between the Rights Offering proceeds and $65,000 on or about April 21, 2016, but no later than April 30, 2016, concurrently with the closing of the Rights Offering.

The Company intends to issue 11,818,181 additional shares to raise gross proceeds of $65,000. The Company intends to use a portion of the net proceeds received from the Rights Offering to (1) repay the amount owed by us under the Tax Receivable Agreement with Sun Cardinal, for itself and as a representative of the other stockholders party thereto, for the tax benefit with respect to the 2014 taxable year, equal to $21,762 plus accrued interest (see Note 15 “Related Party Transactions” for additional details), and (2) repay all outstanding indebtedness under our Revolving Credit Facility. The Company intends to use the remaining net proceeds for general corporate purposes, which may include future amounts owed by us under the Tax Receivable Agreement.

On March 15, 2016, the Company also entered into an Investment Agreement with Sun Cardinal, LLC and SCSF Cardinal, LLC, affiliates of Sun Capital Partners, Inc., pursuant to which Sun Cardinal and SCSF Cardinal have agreed to backstop the rights offering by purchasing at the subscription price of $5.50 per share any and all shares not subscribed through the exercise of rights, including the oversubscription. Consummation of the rights offering and the transactions contemplated by the Investment Agreement are subject to customary closing conditions. The Investment Agreement supersedes the Rights Offering Commitment Letter, dated December 9, 2015, from Sun Capital Partners V, L.P., which is disclosed in further detail in Note 15 “Related Party Transactions.”

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Beginning of Period	Expenses Charges, net of Reversals	Deductions and Write-offs net of Recoveries		End of Period
Sales Allowances
Fiscal 2015	$(16,098)	$(55,656)	$58,908		$(12,846)
Fiscal 2014	(9,265)	(54,467)	47,634		(16,098)
Fiscal 2013	(7,179)	(39,171)	37,085		(9,265)
Allowance for Doubtful Accounts
Fiscal 2015	(379)	34	157		(188)
Fiscal 2014	(353)	(168)	142		(379)
Fiscal 2013	(279)	(249)	175		(353)
Provision for Inventories
Fiscal 2015	(6,464)	(16,263)	9,479		(13,248)
Fiscal 2014	(3,868)	(3,719)	1,123		(6,464)
Fiscal 2013	(1,263)	(3,738)	1,133		(3,868)
Valuation Allowances on Deferred Income Taxes
Fiscal 2015	(1,074)	—	50		(1,024)
Fiscal 2014	(1,843)	—	769		(1,074)
Fiscal 2013	(64,767)	(78,855)	141,779	(a)	(1,843)

(a)	The reduction in the Valuation Allowance on Deferred Income Taxes recorded in Fiscal 2013 includes $127,833 that was recognized as an increase to additional paid-in capital in Stockholders’ Equity.