Form 10-Q
period 2016-04-30
VINCE HOLDING CORP.
filed 2016-06-08
CIK 1579157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Common Stock	Outstanding at May 31, 2016
Common Stock, $0.01 par value per share	48,967,467 shares

VINCE HOLDING CORP. AND SUBSIDIARIES

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

This report on Form 10-Q, and any statements incorporated by reference herein, contains forward-looking statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements are indicated by words or phrases such as “may,” “will,” “should,” “believe,” “expect,” “seek,” “anticipate,” “intend,” “estimate,” “plan,” “target,” “project,” “forecast,” “envision” and other similar phrases. Although we believe the assumptions and expectations reflected in these forward-looking statements are reasonable, these assumptions and expectations may not prove to be correct and we may not achieve the results or benefits anticipated. These forward-looking statements are not guarantees of actual results, and our actual results may differ materially from those suggested in the forward-looking statements. These forward-looking statements involve a number of risks and uncertainties, some of which are beyond our control, including, without limitation: our ability to maintain adequate cash flow from operations or availability under our revolving credit facility to meet our liquidity needs (including our obligations under the Tax Receivable Agreement with the Pre-IPO Stockholders); our ability to successfully complete the migration of our systems and processes from Kellwood Company; our ability to ensure the proper operation of the distribution facility by a third party logistics provider recently transitioned from Kellwood; our ability to remain competitive in the areas of merchandise quality, price, breadth of selection and customer service; our ability to anticipate and/or react to changes in customer demand and attract new customers, including in connection with making inventory commitments; our ability to control the level of sales in the off-price channels; our ability to manage excess inventory in a way that will promote the long-term health of the brand; changes in consumer confidence and spending; our ability to maintain projected profit margins; unusual, unpredictable and/or severe weather conditions; the execution and management of our retail store growth plans, including the availability and cost of acceptable real estate locations for new store openings; the execution and management of our international expansion, including our ability to promote our brand and merchandise outside the U.S. and find suitable partners in certain geographies; our ability to expand our product offerings into new product categories, including the ability to find suitable licensing partners; our ability to successfully implement our marketing initiatives; our ability to protect our trademarks in the U.S. and internationally; our ability to maintain the security of electronic and other confidential information; serious disruptions and catastrophic events; changes in global economies and credit and financial markets; competition; the impact of recent turnover in the senior management team; the fact that a number of members of the management team have less than one year of tenure with the Company, and the current senior management team has not had a long period of time working together; our ability to attract and retain key personnel; commodity, raw material and other cost increases; compliance with domestic and international laws, regulations and orders; changes in laws and regulations; outcomes of litigation and proceedings and the availability of insurance, indemnification and other third-party coverage of any losses suffered in connection therewith; tax matters; and other factors as set forth from time to time in our Securities and Exchange Commission filings, including those described in this report on Form 10-Q and our 2015 annual report on Form 10-K filed with the Securities and Exchange Commission on April 14, 2016 (our “2015 Annual Report on Form 10-K”) under the heading “Item 1A—Risk Factors.” We intend these forward-looking statements to speak only as of the time of this report on Form 10-Q and do not undertake to update or revise them as more information becomes available, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data, unaudited)

	April 30,	January 30,
	2016	2016
Assets
Current assets:
Cash and cash equivalents	$21,563	$6,230
Trade receivables, net	17,152	9,400
Inventories, net	23,367	36,576
Prepaid expenses and other current assets	10,863	8,027
Total current assets	72,945	60,233
Property, plant and equipment, net	39,836	37,769
Intangible assets, net	108,896	109,046
Goodwill	63,746	63,746
Deferred income taxes and other assets	94,830	92,774
Total assets	$380,253	$363,568

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$20,956	$28,719
Accrued salaries and employee benefits	2,358	5,755
Other accrued expenses	13,898	37,174
Total current liabilities	37,212	71,648
Long-term debt	42,613	57,615
Deferred rent	16,217	14,965
Other liabilities	140,854	140,838

Commitments and contingencies (Note 8)

Stockholders' equity:
Common stock at $0.01 par value (100,000,000 shares authorized, 48,967,167 and 36,779,417 shares issued and outstanding at April 30, 2016 and January 30, 2016, respectively)	490	368
Additional paid-in capital	1,079,334	1,012,677
Accumulated deficit	(936,402)	(934,478)
Accumulated other comprehensive loss	(65)	(65)
Total stockholders' equity	143,357	78,502
Total liabilities and stockholders' equity	$380,253	$363,568

See notes to unaudited condensed consolidated financial statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data, unaudited)

	Three Months Ended
	April 30,	May 2,
	2016	2015
Net sales	$67,645	$59,842
Cost of products sold	39,387	29,101
Gross profit	28,258	30,741
Selling, general and administrative expenses	31,806	25,640
(Loss) income from operations	(3,548)	5,101
Interest expense, net	881	1,316
Other expense, net	160	141
(Loss) income before income taxes	(4,589)	3,644
(Benefit) provision for income taxes	(2,665)	1,190
Net (loss) income	$(1,924)	$2,454
(Loss) earnings per share:
Basic (loss) earnings per share	$(0.05)	$0.07
Diluted (loss) earnings per share	$(0.05)	$0.06
Weighted average shares outstanding:
Basic	38,002,774	36,753,114
Diluted	38,002,774	37,971,612

See notes to unaudited condensed consolidated financial statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive (Loss) Income

(in thousands, unaudited)

	Three Months Ended
	April 30,	May 2,
	2016	2015
Net (loss) income	$(1,924)	$2,454
Comprehensive (loss) income	$(1,924)	$2,454

See notes to unaudited condensed consolidated financial statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands, unaudited)

	Three Months Ended
	April 30, 2016	May 2, 2015
Operating activities
Net (loss) income	$(1,924)	$2,454
Add (deduct) items not affecting operating cash flows:
Depreciation and amortization	1,902	1,926
Provision for inventories	388	3,173
Deferred rent	428	869
Deferred income taxes	(2,714)	1,157
Share-based compensation expense	514	836
Other	129	259
Changes in assets and liabilities:
Receivables, net	(7,752)	16,401
Inventories	12,821	(6,966)
Prepaid expenses and other current assets	(1,414)	629
Accounts payable and accrued expenses	(34,391)	(9,802)
Other assets and liabilities	17	48
Net cash (used in) provided by operating activities	(31,996)	10,984
Investing activities
Payments for capital expenditures	(3,709)	(6,260)
Net cash used in investing activities	(3,709)	(6,260)
Financing activities
Proceeds from borrowings under the Revolving Credit Facility	46,073	22,484
Repayment of borrowings under the Revolving Credit Facility	(61,073)	(24,906)
Repayment of borrowings under the Term Loan Facility	—	(2,500)
Proceeds from common stock issuance, net of certain transaction costs	63,883	—
Stock option exercise	2,155	157
Net cash provided by (used in) financing activities	51,038	(4,765)
Increase (decrease) in cash and cash equivalents	15,333	(41)
Cash and cash equivalents, beginning of period	6,230	112
Cash and cash equivalents, end of period	$21,563	$71

Supplemental Disclosures of Cash Flow Information
Cash payments on TRA obligation	$22,258	$—
Cash payments for interest	924	1,111
Cash payments for income taxes, net of refunds	207	1,139
Supplemental Disclosures of Non-Cash Investing and Financing Activities
Capital expenditures in accounts payable	$491	$376

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

In this interim report on Form 10-Q, “Kellwood” refers, as applicable and unless otherwise defined, to any of (i) Kellwood Company, (ii) Kellwood Company, LLC (a limited liability company to which Kellwood Company converted at the time of the Restructuring Transactions related to the IPO) or (iii) the operations of the non-Vince businesses after giving effect to the IPO and the related Restructuring Transactions.

(A) Description of Business: Vince is a leading contemporary fashion brand best known for modern effortless style and everyday luxury essentials. Established in 2002, the brand now offers a wide range of women’s and men’s apparel, women’s and men’s footwear and handbags. The Company reaches its customers through a variety of channels, specifically through major wholesale department stores and specialty stores in the United States (“U.S.”) and select international markets, as well as through the Company’s branded retail locations and the Company’s website. The Company designs products in the U.S. and sources the vast majority of products from contract manufacturers outside the U.S., primarily in Asia and South America. Products are manufactured to meet the Company’s product specifications and labor standards.

(B) Basis of Presentation: The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. Therefore, these financial statements should be read in conjunction with VHC’s audited financial statements for the fiscal year ended January 30, 2016, as set forth in the 2015 Annual Report on Form 10-K.

The condensed consolidated financial statements include the Company’s accounts and the accounts of the Company’s wholly-owned subsidiaries as of April 30, 2016. All intercompany accounts and transactions have been eliminated. The amounts and disclosures included in the notes to the condensed consolidated financial statements, unless otherwise indicated, are presented on a continuing operations basis. In the opinion of management, the financial statements contain all adjustments (consisting solely of normal recurring adjustments) and disclosures necessary to make the information presented therein not misleading. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or the fiscal year as a whole.

(C) Rights Offering: During fiscal year 2015 and fiscal year 2016, the Company has made strategic investments for the future growth of the VINCE brand. Management believes these significant investments are essential to the commitment to developing a strong foundation from which the Company can drive consistent profitable growth for the long term. In order to enhance the Company’s liquidity position in support of these investments, during the three months ended April 30, 2016, the Company completed a rights offering (the “Rights Offering”) whereby the Company received subscriptions and over-subscriptions from its existing stockholders for a total of 11,622,518 shares of its common stock, and received gross proceeds of $63,924. Simultaneous with the closing of the Rights Offering, the Company received $1,076 of proceeds from a related Investment Agreement entered into with Sun Cardinal, LLC and SCSF Cardinal, LLC, affiliates of Sun Capital Partners, Inc. (collectively the “Investors”) and issued to the Investors 195,663 shares of its common stock in connection therewith. See Note 11 “Related Party Transactions” for additional details. As a result of the Rights Offering and related Investment Agreement transactions, the Company received total gross proceeds of $65,000, issued 11,818,181 shares of its common stock and recorded increases of $118 within Common Stock and $63,992 within Additional paid-in capital on the condensed consolidated balance sheet.

The Company used a portion of the net proceeds received from the Rights Offering and related Investment Agreement to (1) repay the amount owed by the Company under the Tax Receivable Agreement with Sun Cardinal, for itself and as a representative of the other stockholders party thereto, for the tax benefit with respect to the 2014 taxable year including accrued interest, totaling $22,258 (see Note 11 “Related Party Transactions” for additional details), and (2) repay all outstanding indebtedness, totaling $20,000, under the Revolving Credit Facility. The Company intends to use the remaining net proceeds for additional strategic investments and general corporate purposes, which may include future amounts owed by the Company under the Tax Receivable Agreement.

Management believes that the Company’s current balances of cash and cash equivalents, cash flow from operations and amounts available under the Revolving Credit Facility will be sufficient to comply with any covenants under the Term Loan Facility and the Revolving Credit Facility, fund the Company’s debt service requirements, fund the Company’s obligations under the Tax Receivable Agreement, and fund planned capital expenditures and working capital needs for at least the next twelve months. However, there can be no assurance that the Company will be able to achieve its strategic initiatives in the future and failure to do so would have a significant adverse effect on the Company’s operations.

Note 2. Goodwill and Intangible Assets

Net goodwill balances and changes therein by segment are as follows:

(in thousands)	Wholesale	Direct-to-consumer	Total Net Goodwill
Balance as of April 30, 2016	$41,435	$22,311	$63,746
Balance as of January 30, 2016	$41,435	$22,311	$63,746

The total carrying amount of goodwill for all periods presented was net of accumulated impairments of $46,942.

Identifiable intangible assets summary:

(in thousands)	Gross Amount	Accumulated Amortization	Net Book Value
Balance as of April 30, 2016:
Amortizable intangible assets:
Customer relationships	$11,970	$(4,924)	$7,046
Indefinite-lived intangible assets:
Trademarks	101,850	—	101,850
Total intangible assets	$113,820	$(4,924)	$108,896

(in thousands)	Gross Amount	Accumulated Amortization	Net Book Value
Balance as of January 30, 2016
Amortizable intangible assets:
Customer relationships	$11,970	$(4,774)	$7,196
Indefinite-lived intangible assets:
Trademarks	101,850	—	101,850
Total intangible assets	$113,820	$(4,774)	$109,046

Amortization of identifiable intangible assets was $150 for the three months ended April 30, 2016 and May 2, 2015. The estimated amortization expense for identifiable intangible assets is $598 for each fiscal year for the next five fiscal years.

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

Level 3—	significant unobservable inputs that reflect the Company’s assumptions and are not substantially supported by market data

The Company did not have any non-financial assets or non-financial liabilities recognized at fair value on a recurring basis at April 30, 2016 or January 30, 2016. At April 30, 2016 and January 30, 2016, the Company believes that the carrying value of cash and cash equivalents, receivables and accounts payable approximates fair value, due to the short maturity of these instruments and would be measured using Level 1 inputs. As the Company’s debt obligations as of April 30, 2016 are at variable rates, the fair value approximates the carrying value of the Company’s debt and would be measured using Level 2 inputs.

The Company’s non-financial assets, which primarily consist of goodwill, intangible assets, and property and equipment, are not required to be measured at fair value on a recurring basis and are reported at their carrying values. However, on a periodic basis whenever events or changes in circumstances indicate that their carrying value may not be fully recoverable (and at least annually for goodwill and indefinite lived intangible assets), non-financial assets are assessed for impairment and, if applicable, written down to (and recorded at) fair value.

Note 4. Long-Term Debt and Financing Arrangements

Long-term debt consisted of the following as of April 30, 2016 and January 30, 2016:

(in thousands)	April 30, 2016	January 30, 2016
Term Loan Facility	$45,000	$45,000
Revolving Credit Facility	—	15,000
Total long-term debt principal	45,000	60,000
Less: Deferred financing costs	2,387	2,385
Total long-term debt	$42,613	$57,615

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

The Term Loan Facility contains a requirement that Vince, LLC and Vince Intermediate maintain a “Consolidated Net Total Leverage Ratio” as of the last day of any period of four fiscal quarters not to exceed 3.75 to 1.00 for the fiscal quarters ending February 1, 2014 through November 1, 2014, 3.50 to 1.00 for the fiscal quarters ending January 31, 2015 through October 31, 2015, and 3.25 to 1.00 for the fiscal quarter ending January 30, 2016 and each fiscal quarter thereafter. In addition, the Term Loan Facility contains customary representations and warranties, other covenants, and events of default, including but not limited to, limitations on the incurrence of additional indebtedness, liens, negative pledges, guarantees, investments, loans, asset sales, mergers, acquisitions, prepayment of other debt, the repurchase of capital stock, transactions with affiliates, and the ability to change the nature of its business or its fiscal year, and distributions and dividends. The Term Loan Facility generally permits dividends to the extent that no default or event of default is continuing or would result from the contemplated dividend and the pro forma Consolidated Net Total Leverage Ratio after giving effect to such contemplated dividend is at least 0.25 lower than the maximum Consolidated Net Total Leverage Ratio for such quarter in an amount not to exceed the excess available amount, as defined in the loan agreement. All obligations under the Term Loan Facility are guaranteed by VHC and any future material domestic restricted subsidiaries of Vince, LLC and secured by a lien on substantially all of the assets of VHC, Vince, LLC and Vince Intermediate and any future material domestic restricted subsidiaries. As of April 30, 2016, the Company was in compliance with applicable financial covenants.

Through April 30, 2016, on an inception to date basis, the Company has made voluntary prepayments totaling $130,000 in the aggregate on the original $175,000 Term Loan Facility entered into on November 27, 2013. Of the $130,000 of aggregate voluntary prepayments made to date, $0 was paid during the three months ended April 30, 2016. As of April 30, 2016, the Company had $45,000 of debt outstanding under the Term Loan Facility.

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

The Revolving Credit Facility contains a maintenance requirement that, at any point when “Excess Availability” is less than the greater of (i) 15% percent of the adjusted loan cap (without giving effect to item (iii) of the loan cap described above) or (ii) $10,000, and continuing until Excess Availability exceeds the greater of such amounts for 30 consecutive days, during which time, Vince, LLC must maintain a consolidated EBITDA (as defined in the Revolving Credit Facility) equal to or greater than $20,000 measured at the end of each applicable fiscal month for the trailing twelve-month period. The Company has not been subject to this maintenance requirement as Excess Availability was greater than the required minimum.

The Revolving Credit Facility contains representations and warranties, other covenants and events of default that are customary for this type of financing, including limitations on the incurrence of additional indebtedness, liens, negative pledges, guarantees, investments, loans, asset sales, mergers, acquisitions, prepayment of other debt, the repurchase of capital stock, transactions with affiliates, and the ability to change the nature of its business or its fiscal year. The Revolving Credit Facility generally permits dividends in the absence of any event of default (including any event of default arising from the contemplated dividend), so long as (i) after giving pro forma effect to the contemplated dividend, for the following six months Excess Availability will be at least the greater of 20% of the adjusted loan cap and $10,000 and (ii) after giving pro forma effect to the contemplated dividend, the “Consolidated Fixed Charge Coverage Ratio” for the 12 months preceding such dividend shall be greater than or equal to 1.0 to 1.0 (provided that the

Consolidated Fixed Charge Coverage Ratio may be less than 1.0 to 1.0 if, after giving pro forma effect to the contemplated dividend, Excess Availability for the six fiscal months following the dividend is at least the greater of 35% of the adjusted loan cap and $15,000).  The Company is in compliance with applicable financial covenants.

As of April 30, 2016, $43,685 is available under the Revolving Credit Facility, net of the amended loan cap, and there were $0 of borrowings outstanding and $7,474 of letters of credit outstanding under the Revolving Credit Facility. As of January 30, 2016, there was $15,000 of borrowings outstanding and $7,522 of letters of credit outstanding under the Revolving Credit Facility.

Note 5. Inventory

Inventories consist of the following:

(in thousands)	April 30, 2016	January 30, 2016
Finished goods	$31,716	$49,837
Less: reserves	(8,349)	(13,261)
Total inventories, net	$23,367	$36,576

Note 6. Share-Based Compensation

In connection with the Company’s IPO, which closed on November 27, 2013, and the separation of the Vince and non-Vince businesses, VHC assumed Kellwood Company’s remaining obligations under the 2010 Stock Option Plan of Kellwood Company (the “2010 Option Plan”) and all Kellwood Company stock options previously issued to Vince employees under such plan became options to acquire shares of VHC common stock. Additionally, VHC assumed Kellwood Company’s obligations with respect to the vested Kellwood Company stock options previously issued to Kellwood Company employees, which options were cancelled in exchange for shares of VHC common stock. Accordingly, option information presented below for previously issued Kellwood Company stock options under the 2010 Option Plan has been adjusted to account for the split of the Company’s common stock and applicable conversion to options to acquire shares of VHC common stock.

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

Prior to the IPO, the 2010 Option Plan, as amended, provided for the grant of options to acquire up to 2,752,155 shares of Kellwood Company common stock. The options granted pursuant to the 2010 Option Plan (i) vest in five equal installments on the first, second, third, fourth and fifth anniversaries of the grant date, subject to the employee’s continued employment, and (ii) expire on the earlier of the tenth anniversary of the grant date or upon termination of employment. The Company will not grant any future awards under the 2010 Option Plan. Future awards will be granted under the Vince 2013 Incentive Plan described further below.

Vince 2013 Incentive Plan

In connection with the IPO, the Company adopted the Vince 2013 Incentive Plan, which provides for grants of stock options, stock appreciation rights, restricted stock and other stock-based awards. The aggregate number of shares of common stock which may be issued or used for reference purposes under the Vince 2013 Incentive Plan or with respect to which awards may be granted may not exceed 3,400,000 shares. The shares available for issuance under the Vince 2013 Incentive Plan may be, in whole or in part, either authorized and unissued shares of the Company’s common stock or shares of common stock held in or acquired for the Company’s treasury. In general, if awards under the Vince 2013 Incentive Plan are cancelled for any reason, or expire or terminate unexercised, the shares covered by such award may again be available for the grant of awards under the Vince 2013 Incentive Plan. As of April 30, 2016, there were 1,518,222 shares under the Vince 2013 Incentive Plan available for future grants. Options granted pursuant to the Vince 2013 Incentive Plan (i) vest in equal installments over two, three or four years or at 33 1/3% per year beginning in year two, over four years, subject to the employees’ continued employment, and (ii) expire on the earlier of the tenth anniversary of the grant date or upon termination as outlined in the Vince 2013 Incentive Plan. Options granted to the non-employee consultants vest 50% after one year, 25% after 18 months and 25% after two years and expire on the earlier of the tenth anniversary of the grant date or upon termination as outlined in their grant agreements pursuant to the Vince 2013 Incentive Plan. Restricted stock units granted vest in equal installments over a three year period.

Employee Stock Purchase Plan

The Company maintains an employee stock purchase plan (“ESPP”) for its employees. Under the ESPP, all eligible employees may contribute up to 10% of their base compensation, up to a maximum contribution of $10 per year. The purchase price of the stock is 90% of the fair market value, with purchases executed on a quarterly basis. The plan is defined as compensatory, and accordingly, a charge for compensation expense is recorded to selling, general and administrative expense for the difference between the fair market value and the discounted purchase price. During the three months ended April 30, 2016, the activity under the ESPP was not significant.

Stock Options

A summary of stock option activity for both employees and non-employees under the plans during the three months ended April 30, 2016 is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 30, 2016	2,879,735	$4.61	8.7	$2,402
Granted	111,194	$5.83
Exercised	(368,580)	$5.84
Forfeited or expired	(326,546)	$4.57
Outstanding at April 30, 2016	2,295,803	$4.43	8.9	$4,083

Vested and exercisable at April 30, 2016	448,915	$5.84	6.0	$189

Of the above outstanding shares, 1,719,813 are vested or expected to vest.

Restricted Stock Units

The Company also issues restricted stock units to its non-employee directors and directors not affiliated with Sun Capital (our controlling shareholder) under the Vince 2013 Incentive Plan. A summary of restricted stock unit activity during the three months ended April 30, 2016 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Nonvested restricted stock units at January 30, 2016	29,532	$12.22
Vested	(989)	$25.28
Nonvested restricted stock units at April 30, 2016	28,543	$11.76

Share-Based Compensation Expense

The Company recognized share-based compensation expense of $514, including $335 of expense related to non-employees, during the three months ended April 30, 2016 and $836 during the three months ended May 2, 2015.

Note 7. Earnings Per Share

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

The following is a reconciliation of weighted average basic shares to weighted average diluted shares outstanding:

	Three Months Ended
	April 30,	May 2,
	2016	2015
Weighted-average shares—basic	38,002,774	36,753,114
Effect of dilutive equity securities	—	1,218,498
Weighted-average shares—diluted	38,002,774	37,971,612

Because the Company incurred a net loss for the three months ended April 30, 2016, weighted-average basic shares and weighted-average diluted shares outstanding are equal for this period.

For the three months ended April 30, 2016 and May 2, 2015, 854,428 and 543,530 options to purchase shares of the Company’s common stock, respectively, were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive.

On April 22, 2016, the Company issued an aggregate of 11,818,181 shares in conjunction with the completed Rights Offering and Investment Agreement. See Note 1 “Description of Business and Basis of Presentation” for additional information.

Note 8. Commitments and Contingencies

Restructuring Charges

In the second quarter of 2015, a number of senior management departures occurred. In connection with these departures, the Company had certain obligations under existing employment arrangements with respect to severance and employee related benefits. As a result, the Company recognized a net charge of $3,394 for these departures within selling, general, and administrative expenses on the condensed consolidated statement of operations during fiscal year 2015. This net charge was reflected within the “unallocated corporate expenses” for segment disclosures. These amounts will be paid over a period of six to eighteen months, which began in the third quarter of fiscal 2015.

The following is a reconciliation of the accrued severance and employee related benefits associated with the above charge included within total current liabilities on the condensed consolidated balance sheet:

(in thousands)
Balance at January 30, 2016	$1,837
Cash payments	(714)
Balance at April 30, 2016	$1,123

Litigation

The Company is currently a party to various legal proceedings. Although the outcome of such items cannot be determined with certainty, management currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse impact on the Company’s financial position, results of operations or cash flows.

Note 9. Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued guidance regarding share-based compensation, to simplify the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company is currently evaluating the impact of adopting this guidance on the consolidated financial statements.

In February 2016, the FASB issued a new lease accounting standard, which requires lessees to recognize right-of-use lease assets and lease liabilities on the balance sheet for those leases currently classified as operating leases. The guidance is required to be adopted retrospectively by restating all years presented in the Company’s financial statements. The guidance is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods. The Company is currently evaluating the impact of adopting this guidance on the consolidated financial statements.

In November 2015, the FASB issued new accounting guidance on the balance sheet classification of deferred taxes, which requires entities to classify deferred tax assets and liabilities as noncurrent in the consolidated balance sheet. Currently deferred tax assets and liabilities must be classified as current and noncurrent amounts in the consolidated balance sheet. This guidance is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The guidance may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company will reclassify deferred tax balances, as required.

In July 2015, the FASB issued new accounting guidance on accounting for inventory, which requires entities to measure inventory at the lower of cost and net realizable value. This guidance is effective for interim and annual periods beginning on or after December 15, 2016. The Company is currently evaluating the impact of the adoption of the new accounting guidance on its consolidated financial statements.

In April 2015, the FASB issued new guidance on accounting for cloud computing fees. If a cloud computing arrangement includes a software license, then the customer should account for the license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the arrangement should be accounted for as a service contract. This guidance is effective for arrangements entered into, or materially modified, in interim and annual periods beginning after December 15, 2015. Retrospective application is permitted but not required. The Company adopted this accounting guidance for any contracts entered into or materially modified after January 30, 2016. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

In May 2014, the FASB issued new guidance on revenue recognition accounting, which requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Since its issuance, the FASB has amended several aspects of the new guidance. In August 2015, the FASB elected to defer the effective dates. The updated guidance is now effective for interim and annual periods beginning on or after December 15, 2017. Early adoption is permitted for annual periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the impact of the adoption of the new guidance on its consolidated financial statements.

Note 10. Segment Financial Information

The Company operates and manages its business by distribution channel and has identified two reportable segments, as further described below. Management considered both similar and dissimilar economic characteristics, internal reporting and management structures, as well as products, customers, and supply chain logistics to identify the following reportable segments:

●	Wholesale segment—consists of the Company’s operations to distribute products to major department stores and specialty stores in the United States and select international markets; and
●

Direct-to-consumer segment—consists of the Company’s operations to distribute products directly to the consumer through its branded full-price specialty retail stores, outlet stores, and e-commerce platform.

The accounting policies of the Company’s segments are consistent with those described in Note 1 to the audited Consolidated Financial Statements of VHC for the fiscal year ended January 30, 2016 included in the 2015 Annual Report on Form 10-K. Unallocated corporate expenses are comprised of selling, general, and administrative expenses attributable to corporate and administrative activities, and other charges that are not directly attributable to the Company’s reportable segments. Unallocated corporate assets are comprised of the carrying values of goodwill and unamortized trademark, deferred tax assets, and other assets that will be utilized to generate revenue for both of the Company’s reportable segments.

Summary information for the Company’s reportable segments is presented below.

	Three Months Ended
	April 30,	May 2,
(in thousands)	2016	2015
Net Sales:
Wholesale	$44,776	$38,287
Direct-to-consumer	22,869	21,555
Total net sales	$67,645	$59,842
Income (loss) from Operations:
Wholesale	$10,274	$14,277
Direct-to-consumer	1,677	2,371
Subtotal	11,951	16,648
Unallocated expenses	(15,499)	(11,547)
Total (loss) income from operations	$(3,548)	$5,101

There were no material changes in assets by reportable segment except for unallocated corporate which increased from $280,378 at January 30, 2016 to $299,104 at April 30, 2016.

Note 11. Related Party Transactions

Shared Services Agreement

In connection with the consummation of the Company’s IPO on November 27, 2013, Vince, LLC entered into a Shared Services Agreement pursuant to which Kellwood would provide support services in various operational areas, including, among other things, e-commerce operations, distribution, logistics, information technology, accounts payable, credit and collections and payroll and benefits. Since the IPO, the Company has been working on transitioning certain back office functions performed by Kellwood under the Shared Services Agreement. Among these functions that have transitioned to Vince are certain accounting related functions as well as benefits administration. The Company has also been working on developing its own information technology infrastructure and is now in the process of implementing its own enterprise resource planning (“ERP”) system, point-of-sale systems, e-commerce platform and supporting systems. The Company has substantially completed the migration of its U.S. distribution system from Kellwood to a new third party provider. Until those systems are implemented, the Company will continue to utilize the Kellwood information technology infrastructure, including e-commerce platform systems, under the Shared Services Agreement.

The Company is invoiced by Kellwood monthly for the services provided under the Shared Services Agreement and generally is required to pay within 15 business days of receiving such invoice. The payments will be trued-up and can be disputed once each fiscal quarter. For the three months ended April 30, 2016 and May 2, 2015 the Company recognized $2,178 and $2,330, respectively, of expense within the condensed consolidated statement of operations for services provided under the Shared Services Agreement. As of April 30, 2016, the Company has recorded $559 in other accrued expenses to recognize amounts payable to Kellwood under the Shared Services Agreement.

Tax Receivable Agreement

VHC entered into a Tax Receivable Agreement with the Pre-IPO Stockholders on November 27, 2013. The Company and its former subsidiaries have generated certain tax benefits (including NOLs and tax credits) prior to the Restructuring Transactions consummated in connection with the Company’s IPO and will generate certain section 197 intangible deductions (the “Pre-IPO Tax Benefits”), which would reduce the actual liability for taxes that the Company might otherwise be required to pay. The Tax Receivable Agreement provides for payments to the Pre-IPO Stockholders in an amount equal to 85% of the aggregate reduction in taxes payable realized by the Company and its subsidiaries from the utilization of the Pre-IPO Tax Benefits (the “Net Tax Benefit”).

For purposes of the Tax Receivable Agreement, the Net Tax Benefit equals (i) with respect to a taxable year, the excess, if any, of (A) the Company’s liability for taxes using the same methods, elections, conventions and similar practices used on the relevant company return assuming there were no Pre-IPO Tax Benefits over (B) the Company’s actual liability for taxes for such taxable year (the “Realized Tax Benefit”), plus (ii) for each prior taxable year, the excess, if any, of the Realized Tax Benefit reflected on an amended schedule applicable to such prior taxable year over the Realized Tax Benefit reflected on the original tax benefit schedule for such prior taxable year, minus (iii) for each prior taxable year, the excess, if any, of the Realized Tax Benefit reflected on the original tax benefit schedule for such prior taxable year over the Realized Tax Benefit reflected on the amended schedule for such prior taxable year; provided, however, that to the extent any of the adjustments described in clauses (ii) and (iii) were reflected in the calculation of the tax benefit payment for any subsequent taxable year, such adjustments shall not be taken into account in determining the Net Tax Benefit for any subsequent taxable year.

The Company had expected to make a required payment under the Tax Receivable Agreement in the fourth quarter of 2015. As a result of lower than expected cash from operations due to weaker than projected performance, and the level of projected availability under the Company’s Revolving Credit Facility, management concluded that the Company would not be able to fund the payment when due.  Accordingly, on September 1, 2015, the Company entered into an amendment to the Tax Receivable Agreement with Sun Cardinal, LLC, an affiliate of Sun Capital Partners, Inc., for itself and as a representative of the other stockholders parties thereto. Pursuant to this amendment, Sun Cardinal agreed to postpone payment of the tax benefit with respect to the 2014 taxable year, estimated at $21,762 plus accrued interest, to September 15, 2016. The amendment to the Tax Receivable Agreement also waived the application of a default interest rate at LIBOR plus 500 basis points per annum on the postponed payment. The interest rate on the postponed payment remained at LIBOR plus 200 basis points per annum. As a condition of the Investment Agreement, the Company repaid its current obligation, including accrued interest, totaling $22,258, with respect to the 2014 taxable year under the Tax Receivable Agreement upon the closing of the Rights Offering.

As of April 30, 2016, the Company’s total obligation under the Tax Receivable Agreement is estimated to be $148,171, of which $7,317 is included as a component of other accrued expenses and $140,854 is included as a component of other liabilities on the condensed consolidated balance sheet. The tax benefit payment, plus accrued interest, with respect to the 2015 taxable year is expected to be paid in the fourth quarter of 2016. There is a remaining term of eight years under the Tax Receivable Agreement. During the three months ended April 30, 2016, the obligation under the Tax Receivable Agreement was adjusted in connection with the reversal of certain valuation allowances. The adjustment resulted in a net increase of $16 to the liability under the Tax Receivable Agreement with the corresponding net increase accounted for as an adjustment to other expense, net on the Condensed Consolidated Statement of Operations.

Investment Agreement and Rights Offering

On March 15, 2016, the Company entered into an Investment Agreement with the Investors pursuant to which Sun Cardinal and SCSF Cardinal agreed to backstop a rights offering by purchasing at the subscription price of $5.50 per share any and all shares not subscribed through the exercise of rights, including the oversubscription. The Investment Agreement superseded the Rights Offering Commitment Letter, dated December 9, 2015, from Sun Capital Partners V, L.P., which is disclosed in further detail in the Company’s 2015 Annual Report on Form 10-K, Note 15 “Related Party Transactions.” Additionally, see Note 1 “Description of Business and Basis of Presentation” for additional information.

On March 29, 2016, the Company commenced a Rights Offering, whereby the Company distributed, at no charge, to stockholders of record as of March 23, 2016 (the “Rights Offering Record Date”), rights to purchase new shares of the Company’s common stock at $5.50 per share. Each stockholder as of the Rights Offering Record Date (“Rights Holders”) received one non-transferrable right to purchase 0.3191 shares for every share of common stock owned on the Rights Offering Record Date (the “subscription right”). Rights Holders who fully exercised their subscription rights were entitled to subscribe for additional shares that remained unsubscribed as a result of any unexercised subscription rights (the “over-subscription right”). The over-subscription right allowed a Rights Holder to subscribe for an additional number of shares equal to up to 20% of the shares of common stock for which such holder was otherwise entitled to subscribe. Subscription rights could only be exercised for whole numbers of shares; no fractional shares of common stock were issued in the Rights Offering. The Rights Offering period expired on April 14, 2016 at 5:00 p.m. New York City time, prior to which payment for all subscription rights required an irrevocable funding of cash to the transfer agent, to be held in an account for the benefit of the Company. The Investors fully subscribed in the Rights Offering and exercised their oversubscription right. The Company received subscriptions and oversubscriptions from its existing stockholders for a total of 11,622,518 shares of its common stock, resulting in aggregate gross proceeds of approximately $63,924. Simultaneous with the closing of the Rights Offering, the Company received $1,076 of gross proceeds from the related Investment Agreement and issued to the Investors 195,663 shares of its common stock in connection therewith. In total, the Company received total gross proceeds of $65,000 as a result of the Rights Offering and related Investment Agreement transactions. As of April 30, 2016, affiliates of Sun Capital owned 58.2% of the Company’s outstanding common stock.

The Company used a portion of the net proceeds received from the Rights Offering and related Investment Agreement to (1) repay the amount owed by the Company under the Tax Receivable Agreement (as discussed above) with Sun Cardinal, for itself and as a representative of the other stockholders party thereto, for the tax benefit with respect to the 2014 taxable year including accrued interest, totaling $22,258, and (2) repay all outstanding indebtedness, totaling $20,000, under the Company’s Revolving Credit Facility. The Company intends to use the remaining net proceeds for additional strategic investments and general corporate purposes, which may include future amounts owed by the Company under the Tax Receivable Agreement.

Sun Capital Consulting Agreement

On November 27, 2013, the Company entered into an agreement with Sun Capital Management to (i) reimburse Sun Capital Management or any of its affiliates providing consulting services under the agreement for out-of-pocket expenses incurred in providing consulting services to the Company and (ii) provide Sun Capital Management with customary indemnification for any such services.

During the three months ended April 30, 2016 and May 2, 2105, the Company paid Sun Capital Management $25 and $7, respectively, for reimbursement of expenses under the Sun Capital Consulting Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes our consolidated operating results, financial condition and liquidity. The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report on Form 10-Q. All amounts disclosed are in thousands expect door and store counts, countries, share data and percentages.

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

This discussion contains forward-looking statements involving risks, uncertainties and assumptions that could cause our results to differ materially from expectations. While we believe our growth strategy offers significant opportunities, it also presents risks and challenges, including among others, the risks that we may not be able to match inventory purchases with demand, hire and train qualified associates, that our new product offerings and expanded sales channels may not maintain or enhance our brand image and that our distribution facilities and information systems may not be adequate to support our growth plans. For a more complete discussions of risks facing our business see “Item 1A—Risk Factors” of this report on Form 10-Q as well as in our 2015 Annual Report on Form 10-K.

Executive Overview

Vince is a leading contemporary fashion brand best known for modern effortless style and everyday luxury essentials. Founded in 2002, the brand now offers a wide range of women’s and men’s apparel, women’s and men’s footwear, and handbags. Vince products are sold in prestige distribution worldwide, including over 2,400 distribution points across 40 countries. While we have recently experienced a slowdown in sales growth, we believe that we can generate growth by improving and expanding our product offering, expanding our selling into international markets, and growing our own branded retail and e-commerce direct-to-consumer businesses.

As of April 30, 2016, our products are sold at 2,345 doors through our wholesale partners in the U.S. and international markets and we operated 51 retail stores, including 37 full price stores and 14 outlet stores, throughout the United States.

The following is a summary of highlights during the three months ended April 30, 2016:

●	Our net sales totaled $67,645, reflecting a 13.0% increase over prior year net sales of $59,842.
●	Our wholesale net sales increased 16.9% to $44,776 and our direct-to-consumer net sales increased 6.1% to $22,869. Comparable sales including e-commerce declined 12.3% compared to last year.
●

We continue to incur costs associated with strategic investments that we believe will facilitate achieving our long-term goals. During the first quarter of 2016, we incurred charges of $2,622 related to (i) the migration of our distribution facilities to a new third party service provider; (ii) the realignment of our supplier base; (iii) the transition of the information technology systems and infrastructure in-house from Kellwood; (iv) the estimated impact of our strategic decision regarding handbags; and (v) our brand update initiatives.

●	The Company generated a net loss for the quarter of $1,924, or $0.05 per share, compared to net income of $2,454 million, or $0.06 per diluted share, in the prior year first quarter.
●

The Company issued 11,818,181 additional shares of common stock, raising gross proceeds of $65,000 as a result of the closing of a Rights Offering and related Investment Agreement. The Company used a portion of the proceeds received to (1) repay the amount owed by us under the Tax Receivable Agreement with Sun Cardinal, for the tax benefit with respect to the 2014 taxable year including accrued interest, totaling $22,258 (see Note 11 “Related Party Transactions” for additional details), and (2) repay all outstanding indebtedness, totaling $20,000, under our Revolving Credit Facility. The Company intends to use the remaining net proceeds for additional strategic investments and general corporate purposes.

●	We opened three new retail stores during the three months ended April 30, 2016.
●	As of April 30, 2016, we had $45,000 of total debt principal outstanding, all of which is under our Term Loan Facility. There were no borrowings outstanding on our Revolving Credit Facility.
●	We continued to invest in new stores, shop-in-shop build-outs and infrastructure related to our IT migration efforts.

We serve our customers through a variety of channels that reinforce the Vince brand image. Our diversified channel strategy allows us to introduce our products to customers through multiple distribution points that are reported in two segments: wholesale and direct-to-consumer.

Results of Operations

The following table presents our operating results as a percentage of net sales as well as earnings per share data for the three months ended April 30, 2016 and May 2, 2015:

	Three Months Ended
	April 30, 2016		May 2, 2015

(In thousands, except share data, store and door counts and percentages)
Statement of Operations:
Net sales	$67,645	100.0%	$59,842	100.0%
Cost of products sold	39,387	58.2%	29,101	48.6%
Gross profit	28,258	41.8%	30,741	51.4%
Selling, general and administrative expenses	31,806	47.0%	25,640	42.9%
(Loss) income from operations	(3,548)	(5.2)%	5,101	8.5%
Interest expense, net	881	1.3%	1,316	2.2%
Other expense, net	160	0.3%	141	0.2%
(Loss) income before income taxes	(4,589)	(6.8)%	3,644	6.1%
(Benefit) provision for income taxes	(2,665)	(4.0)%	1,190	2.0%
Net (loss) income	$(1,924)	(2.8)%	$2,454	4.1%
(Loss) Earnings per Share:
Basic (loss) earnings per share	$(0.05)		$0.07
Diluted (loss) earnings per share	$(0.05)		$0.06
Other Operating and Financial Data:
Total wholesale doors at end of period	2,345		2,471
Total stores at end of period	51		41
Comparable sales growth (1) (2)	-12.3%		9.7%

(1)

Comparable sales include our e-commerce sales in order to align with how the Company manages its brick-and-mortar retail stores and e-commerce online store as a combined single direct-to-consumer segment. As a result of our omni-channel sales and inventory strategy as well as cross-channel customer shopping patterns, there is less distinction between our brick-and-mortar retail stores and our e-commerce online store and we believe the inclusion of e-commerce sales in our comparable sales metric is a more meaningful representation of these results and provides a more comprehensive view of our year over year comparable store metric.

(2)

A store is included in the comparable sales calculation after it has completed at least 13 full fiscal months of operations. Non-comparable sales include new stores which have not completed at least 13 full fiscal months of operations and sales from closed stores. In the event that we relocate or change square footage of an existing store, we would treat that store as non-comparable until it has completed at least 13 full fiscal months of operation following the relocation or square footage adjustment. For 53-week fiscal years, we adjust comparable sales to exclude the additional week. There may be variations in the way in which some of our competitors and other retailers calculate comparable sales.

Three Months Ended April 30, 2016 Compared to Three Months Ended May 2, 2015

Net sales for the three months ended April 30, 2016 were $67,645, increasing $7,803, or 13.0%, versus $59,842 for the three months ended May 2, 2015. Net sales by reportable segment is as follows:

	Three Months Ended
	April 30,	May 2,
(in thousands)	2016	2015
Net Sales:
Wholesale	$44,776	$38,287
Direct-to-consumer	22,869	21,555
Total net sales	$67,645	$59,842

Net sales from our wholesale segment increased $6,489, or 16.9%, to $44,776 in the three months ended April 30, 2016, primarily driven by higher off price orders and higher full price customer orders, partly offset by higher givebacks in the first quarter. The increase in the wholesale business was impacted by a decrease in net wholesale doors of 126 and the addition of 6 shop-in-shops with our wholesale partners since the end of the first quarter of fiscal 2015.

Net sales from our direct-to-consumer segment increased $1,314, or 6.1%, to $22,869 in the three months ended April 30, 2016 from $21,555 in the three months ended May 2, 2015. Non-comparable sales contributed $3,927 of the sales growth. This growth was offset by a decline in comparable sales of $2,613, or 12.3%, including e-commerce, reflecting declines in the number of transactions and average order value driven by the planned reduction in promotional activity and inventory levels. Since the prior year first quarter, 10 new stores have opened, bringing our total retail store count to 51 as of April 30, 2016, compared to 41 as of May 2, 2015.

Gross profit decreased 8.1% to $28,258 for the three months ended April 30, 2016 versus $30,741 in the prior year. As a percentage of sales, gross margin was 41.8%, compared with 51.4% in the prior year first quarter. The total gross margin rate decrease was primarily driven by the following factors:

●	The unfavorable impact from increased off price and outlet penetration contributed negatively by 430 basis points;
●	The unfavorable impact from markdowns and chargebacks contributed negatively by 150 basis points, including the impact of our change in strategy for handbags; and
●

The unfavorable impact from strategic investments related to the migration of our distribution facilities from Kellwood to a new third-party service provider and the realignment of our supplier base contributed negatively by 129 basis points.

Selling, general and administrative expenses for the three months ended April 30, 2016 were $31,806, increasing $6,166, or 24.0%, versus $25,640 for the three months ended May 2, 2015. Selling, general and administrative expenses as a percentage of sales was 47.0% and 42.9% for the three months ended April 30, 2016 and May 2, 2015, respectively. As we continue to invest in initiatives that we believe will drive future growth, our selling, general and administrative expenses as a percent of sales have deleveraged. The increase in selling, general and administrative expenses compared to the prior fiscal year period is primarily due to:

●

Increase in compensation expense of $1,903, including severance costs due to certain changes in management as well as employee benefits and related increases due to the hiring of employees to support our growth plans;

●	Increase in consulting fees of $1,685 largely driven by expenses associated with the consulting agreements with our co-founders;
●	Increase in rent and occupancy costs of $1,294 due primarily to new retail store openings;
●

Other strategic investment increases of $1,349 related to the realignment of our supplier base, the transition of the information technology systems and infrastructure in-house from Kellwood, severance and other costs related to handbags and costs related to our brand update initiatives; and

●

The above increases were partially offset by $131 of lower costs charged under our Shared Services Agreement as we have transitioned certain back office support functions in-house that were previously performed by Kellwood under the Shared Services Agreement.

(Loss) Income from operations by segment for the three months ended April 30, 2016 and May 2, 2015 is summarized in the following table:

	Three Months Ended
	April 30,	May 2,
	2016	2015
(in thousands)
Wholesale	$10,274	$14,277
Direct-to-consumer	1,677	2,371
Subtotal	11,951	16,648
Unallocated expenses	(15,499)	(11,547)
Total (loss) income from operations	$(3,548)	$5,101

Operating income from our wholesale segment decreased $4,003, or 28.0%, to $10,274 in the three months ended April 30, 2016 from $14,277 in the three months ended May 2, 2015. This decrease was primarily driven by the impact of the lower gross margins due to the unfavorable impact from higher off price orders as well as increased markdowns and chargebacks.

Operating income from our direct-to-consumer segment decreased by $694, or 29.3%, to $1,677 in the three months ended April 30, 2016 from $2,371 in the three months ended May 2, 2015. The decrease resulted primarily from the impact of higher selling, general and administrative expenses associated with the 10 new stores that have opened since the prior year first quarter partly offset by an improvement in gross margins.

Unallocated corporate expenses are comprised of selling, general and administrative expenses attributable to corporate and administrative activities (such as marketing, design, finance, information technology, legal and human resources departments), and other charges that are not directly attributable to our reportable segments.

Interest expense decreased $435, or 33.1%, to $881 in the three months ended April 30, 2016 from $1,316 in the three months ended May 2, 2015. The reduction in interest expense is primarily due to the lower overall debt balances since May 2, 2015 as a result of voluntary prepayments on our Term Loan Facility.

(Benefit) Provision for income taxes for the three months ended April 30, 2016 was $(2,665) as compared to $1,190 for the three months ended May 2, 2015. Our effective tax rate on pretax income for the three months ended April 30, 2016 and May 2, 2015 was 58.1% and 32.7%, respectively. The effective tax rate for the three months ended April 30, 2016 differed from the U.S. statutory rate of 35% primarily due to the impact of certain non-deductible executive compensation as well as state taxes. Our effective tax rate for the three months ended May 2, 2015 differed from the U.S. statutory rate of 35% primarily due to changes to the New York City tax laws that impacted the net operating loss deferred tax assets offset in part by state taxes.

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

On March 15, 2016, the Company entered into an Investment Agreement with Sun Cardinal, LLC and SCSF Cardinal, LLC, affiliates of Sun Capital Partners, Inc. (collectively the “Investors”) pursuant to which Sun Cardinal and SCSF Cardinal agreed to backstop a rights offering by purchasing at the subscription price of $5.50 per share any and all shares not subscribed through the exercise of rights, including the oversubscription. The Investment Agreement superseded the Rights Offering Commitment Letter, dated December 9, 2015, from Sun Capital Partners V, L.P. See Note 11 “Related Party Transactions” for additional information.

On March 29, 2016, the Company commenced a rights offering (the “Rights Offering”), whereby the Company distributed, at no charge, to stockholders of record as of March 23, 2016 (the “Rights Offering Record Date”), rights to purchase new shares of the Company’s common stock at $5.50 per share. Each stockholder as of the Rights Offering Record Date (“Rights Holders”) received one non-transferrable right to purchase 0.3191 shares for every share of common stock owned on the Rights Offering Record Date (the “subscription right”). Rights Holders who fully exercised their subscription rights were entitled to subscribe for additional shares that remained unsubscribed as a result of any unexercised subscription rights (the “over-subscription right”). The over-subscription right allowed a Rights Holder to subscribe for an additional number of shares equal to up to 20% of the shares of common stock for which such holder was otherwise entitled to subscribe. Subscription rights could only be exercised for whole numbers of shares; no fractional shares of common stock were issued in the Rights Offering. The Rights Offering period expired on April 14, 2016 at 5:00 p.m. New York City time, prior to which payment for all subscription rights required an irrevocable funding of cash to the transfer agent, to be held in an account for the benefit of the Company. The Investors fully subscribed in the Rights Offering and exercised their oversubscription right. The Company received subscriptions and oversubscriptions from its existing stockholders for a total of 11,622,518 shares of its common stock, resulting in aggregate gross proceeds of approximately $63,924. Simultaneous with the closing of the Rights Offering, the Company received $1,076 of gross proceeds from the related Investment Agreement and issued to the Investors 195,663 shares of its common stock in connection therewith. In total, the Company received total gross proceeds of $65,000 as a result of the Rights Offering and related Investment Agreement transactions. As of April 30, 2016, affiliates of Sun Capital owned 58.2% of our outstanding common stock.

The Company used a portion of the net proceeds received from the Rights Offering to (1) repay the amount owed by us under the Tax Receivable Agreement with Sun Cardinal, for itself and as a representative of the other stockholders party thereto, for the tax benefit with respect to the 2014 taxable year including accrued interest, totaling $22,258 (see Note 11 “Related Party Transactions”), and (2) repay all outstanding indebtedness, totaling $20,000, under our Revolving Credit Facility. The Company intends to use the remaining net proceeds for additional strategic investments and general corporate purposes, which may include future amounts owed by us under the Tax Receivable Agreement.

Management believes that our current balances of cash and cash equivalents, cash flow from operations and amounts available under the Revolving Credit Facility will be sufficient to comply with any covenants under the Term Loan Facility and the Revolving Credit Facility, fund our debt service requirements, fund our obligations under our Tax Receivable Agreement, and fund planned capital expenditures and working capital needs for at least the next twelve months. However, there can be no assurance that we will be able to achieve our strategic initiatives in the future and failure to do so would have a significant adverse effect on our operations.

Operating Activities

	Three Months Ended
	April 30, 2016	May 2, 2015
(in thousands)
Operating activities
Net (loss) income	$(1,924)	$2,454
Add (deduct) items not affecting operating cash flows:
Depreciation and amortization	1,902	1,926
Provision for inventories	388	3,173
Deferred rent	428	869
Deferred income taxes	(2,714)	1,157
Share-based compensation expense	514	836
Other	129	259
Changes in assets and liabilities:
Receivables, net	(7,752)	16,401
Inventories	12,821	(6,966)
Prepaid expenses and other current assets	(1,414)	629
Accounts payable and accrued expenses	(34,391)	(9,802)
Other assets and liabilities	17	48
Net cash (used in) provided by operating activities	$(31,996)	$10,984

Net cash used in operating activities during the three months ended April 30, 2016 was $31,996, which consisted of a net loss of $1,924, impacted by non-cash items of $647 and cash used in working capital of $30,719. Net cash used in working capital primarily resulted from a cash outflow in accounts payable and accrued expenses of $34,391, primarily due to the payment of $22,258, including accrued interest, under the Tax Receivable Agreement with Sun Cardinal as well as the timing of payments to vendors and a cash outflow of $7,752 in receivables, net primarily driven by off-price sales activity and settlement of vendor allowances. These cash outflows were partially offset by a cash inflow in inventories of $12,821 due to better inventory management partly offset by increased purchases to support new stores and shop-in-shops.

Net cash provided by operating activities during the three months ended May 2, 2015 was $10,984, which consisted of net income of $2,454, impacted by non-cash items of $8,220 and cash provided by working capital of $310. Net cash provided by working capital primarily resulted from a cash inflow in accounts receivable of $16,401 primarily due to the timing of collections and a cash inflow in prepaid expenses and other current assets of $629. These cash inflows were partially offset by a cash outflow in accounts payable and accrued expenses of $9,802 primarily due to the timing of payments to vendors and a cash outflow in inventories of $6,966.

Investing Activities

	Three Months Ended
	April 30, 2016	May 2, 2015
(in thousands)
Investing activities
Payments for capital expenditures	$(3,709)	$(6,260)
Net cash used in investing activities	$(3,709)	$(6,260)

Net cash used in investing activities of $3,709 during the three months ended April 30, 2016 represents capital expenditures related primarily to retail store build-outs, including leasehold improvements and store fixtures, as well as expenditures for our shop-in-shop spaces operated by certain distribution partners and the investment in our new ERP systems and related infrastructure.

Net cash used in investing activities of $6,260 during the three months ended May 2, 2015 represents capital expenditures for construction of additional retail stores, additional build-out of shop-in-shops within selected wholesale partner locations, costs related to the build-out of our new corporate office space and showroom facilities as well as costs related to information technology initiatives.

Financing Activities

	Three Months Ended
	April 30, 2016	May 2, 2015
(in thousands)
Financing activities
Proceeds from borrowings under the Revolving Credit Facility	$46,073	$22,484
Repayment of borrowings under the Revolving Credit Facility	(61,073)	(24,906)
Repayment of borrowings under the Term Loan Facility	—	(2,500)
Proceeds from common stock issuance, net of certain transaction costs	63,883	—
Stock option exercise	2,155	157
Net cash provided by (used in) financing activities	$51,038	$(4,765)

Net cash provided by financing activities was $51,038 during the three months ended April 30, 2016, primarily consisting of net proceeds received from the issuance of common stock in connection with the completed Rights Offering of $63,883 partially offset by $15,000 of net repayments of borrowing under our Revolving Credit Facility.

Net cash used in financing activities was $4,765 during the three months ended May 2, 2015, primarily consisting of voluntary prepayments totaling $2,500 on the Term Loan Facility and net payments of $2,422 on our Revolving Credit Facility.

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

The Revolving Credit Facility contains a maintenance requirement that, at any point when “Excess Availability” is less than the greater of (i) 15% percent of the adjusted loan cap (without giving effect to item (iii) of the loan cap described above) or (ii) $10,000, and continuing until Excess Availability exceeds the greater of such amounts for 30 consecutive days, during which time, we must maintain a consolidated EBITDA (as defined in the Revolving Credit Facility) equal to or greater than $20,000 measured at the end of each applicable fiscal month for the trailing twelve-month period. We have not been subject to this maintenance requirement as Excess Availability was greater than the required minimum.

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

As of April 30, 2016, the availability under the Revolving Credit Facility was $43,685 net of the amended loan cap and there were $0 of borrowings outstanding and $7,474 of letters of credit outstanding under the Revolving Credit Facility. As of May 2, 2015, the availability on the Revolving Credit Facility was $22,200 and there was $20,578 of borrowings outstanding and $7,222 of letters of credit outstanding under the Revolving Credit Facility. The weighted average interest rate for borrowings outstanding under the Revolving Credit Facility as of May 2, 2015 was 1.6%.

Term Loan Facility

On November 27, 2013, in connection with the closing of the IPO and Restructuring Transactions, Vince, LLC and Vince Intermediate entered into a $175,000 senior secured term loan facility (as amended from time to time, the “Term Loan Facility”) with the lenders party thereto, BofA, as administrative agent, JPMorgan Chase Bank and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers, and Cantor Fitzgerald as documentation agent. The Term Loan Facility will mature on November 27, 2019. Vince, LLC and Vince Intermediate are borrowers and VHC is a guarantor under the Term Loan Facility.

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

Through April 30, 2016, on an inception to date basis, we have made voluntary prepayments totaling $130,000 in the aggregate on the original $175,000 Term Loan Facility entered into on November 27, 2013. Of the $130,000 aggregate voluntary prepayments made to date, $0 was paid during the three months ended April 30, 2016. As of April 30, 2016, the Company had $45,000 of debt outstanding under the Term Loan Facility.

Off-Balance Sheet Arrangements

We did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes during the periods presented herein.

Seasonality

The apparel and fashion industry in which we operate is cyclical and, consequently, our revenues are affected by general economic conditions and the seasonal trends characteristic to the apparel and fashion industry. Purchases of apparel are sensitive to a number of factors that influence the level of consumer spending, including economic conditions and the level of disposable consumer income, consumer debt, interest rates and consumer confidence as well as the impact of adverse weather conditions. In addition, fluctuations in sales in any fiscal quarter are affected by the timing of seasonal wholesale shipments and other events affecting direct-to-consumer sales; as such, the financial results for any particular quarter may not be indicative of results for the fiscal year. We expect such seasonality to continue.

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

Critical Accounting Policies and Estimates

Our discussion of financial condition and results of operations relies on our condensed consolidated financial statements, as set forth in Item 1 of this report on Form 10-Q, which are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. While we believe that these accounting policies are based on reasonable measurement criteria, actual future events can and often do result in outcomes materially different from these estimates.

A summary of our critical accounting policies is included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2015 Annual Report on Form 10-K. As of April 30, 2016, there have been no material changes to the critical accounting policies contained therein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our principal market risk relates to interest rate sensitivity, which is the risk that changes in interest rates will reduce our net income or net assets. Our variable rate debt consists of borrowings under the Term Loan Facility and Revolving Credit Facility. Our current interest rate on the Term Loan Facility is based on the Eurodollar rate (subject to a 1.00% floor) plus an applicable margin of 4.75% to 5.00%. Our interest rate on the Revolving Credit Facility is based on the Eurodollar rate or the Base Rate (as defined in the Revolving Credit Facility) with applicable margins subject to a pricing grid based on excess availability. As of April 30, 2016, a one percentage point increase in the interest rate on our variable rate debt would result in additional interest expense of approximately $450 for the $45,000 of borrowings outstanding under the Term Loan Facility and Revolving Credit Facility as of such date, calculated on an annual basis.

We do not currently anticipate that foreign currency risk, commodity price or inflation risks will be material to our business or our consolidated financial position, results of operations or cash flows. Substantially all of our foreign sales and purchases are made in U.S. dollars.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Attached as exhibits to this Quarterly Report on Form 10-Q are certifications of our Chief Executive Officer and Chief Financial Officer. Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires that we include these certifications with this report. This Controls and Procedures section includes information concerning the disclosure controls and procedures referred to in the certifications. You should read this section in conjunction with the certifications.

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of April 30, 2016.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended April 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are a party to legal proceedings, compliance matters and environmental claims that arise in the ordinary course of our business. Except as disclosed on our 2015 Annual Report on Form 10-K, we are not currently a party to any legal proceedings, compliance investigation or environmental claims that we believe would, individually or in the aggregate, have a material adverse effect on our financial position, results of operations, or cash flows although these proceedings and claims are subject to inherent uncertainties.

ITEM 1A. RISK FACTORS

The risk factors disclosed in our 2015 Annual Report on Form 10-K, in addition to the other information set forth in this report on Form 10-Q, could materially affect our business, financial condition or results. The Company’s risk factors have not changed materially from those disclosed in our 2015 Annual Report on Form 10-K other than the following:

We have substantially completed the process of migrating our U.S. distribution system from Kellwood to a new third party provider. Problems with our distribution system, including any disruption caused by the migration, could materially harm our ability to meet customer expectations, manage inventory, complete sale transactions and achieve targeted operating efficiencies.

In the U.S., we historically relied on a distribution facility operated by Kellwood in City of Industry, California as part of the Shared Services Agreement. In November 2015, we entered into a service agreement with a new third-party distribution provider in California and substantially completed the migration of the distribution facility from Kellwood during the first quarter of fiscal year 2016. Our ability to meet the needs of our wholesale partners and our own direct-to-consumer business depends on the proper operation of this distribution facility. The migration of these services from Kellwood required us to implement new system integrations and required Kellwood to assist with the migration. There can be no assurance that we will not encounter problems as a result of such transition, including significant chargebacks from our wholesale partners and delays in shipments of merchandise to our customers, which could have a material adverse effect on our business, financial condition, liquidity and results of operations. We also have a warehouse in Belgium operated by a third-party logistics provider to support our wholesale orders for customers located primarily in Europe.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

 On March 15, 2016, the Company entered into an Investment Agreement with Sun Cardinal, LLC and SCSF Cardinal, LLC, affiliates of Sun Capital Partners, Inc. (collectively the “Investors”) pursuant to which the Investors agreed to backstop a rights offering by purchasing at the subscription price of $5.50 per share any and all shares not subscribed through the exercise of rights, including the over-subscription. See Note 1 “Description of Business and Basis of Presentation” for additional information regarding the rights offering. Simultaneous with the closing of the rights offering, on April 22, 2016, the Company received $1.1 million of proceeds from the related Investment Agreement and issued to the Investors 195,663 shares of its common stock in connection therewith. The Company intends to use the proceeds for additional strategic investments and general corporate purposes, which may include future amounts owed by us under the Tax Receivable Agreement. The shares issued to the Investors pursuant to the Investment Agreement were sold in reliance on the exemption set forth in Section 4(a)(2) under the Securities Act and/or Regulation D promulgated thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1†	Employment Agreement, dated as of December 18, 2015, between Vince, LLC to Katayone Adeli.

10.2†	Confidential Severance Agreement and General Release, dated as of February 29, 2016, between Vince, LLC and Michele Sizemore.

10.3

Investment Agreement, dated as of March 15, 2016, by and among Vince Holding Corp., Sun Cardinal, LLC and SCSF Cardinal, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 16, 2016)

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ David Stefko David Stefko	Chief Financial Officer (as duly authorized officer and principal financial officer)	June 8, 2016