Form 10-Q
period 2016-07-30
VINCE HOLDING CORP.
filed 2016-09-08
CIK 1579157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2016

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

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Common Stock	Outstanding at August 31, 2016
Common Stock, $0.01 par value per share	49,412,383 shares

VINCE HOLDING CORP. AND SUBSIDIARIES

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

This report on Form 10-Q, and any statements incorporated by reference herein, contains forward-looking statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements are indicated by words or phrases such as “may,” “will,” “should,” “believe,” “expect,” “seek,” “anticipate,” “intend,” “estimate,” “plan,” “target,” “project,” “forecast,” “envision” and other similar phrases. Although we believe the assumptions and expectations reflected in these forward-looking statements are reasonable, these assumptions and expectations may not prove to be correct and we may not achieve the results or benefits anticipated. These forward-looking statements are not guarantees of actual results, and our actual results may differ materially from those suggested in the forward-looking statements. These forward-looking statements involve a number of risks and uncertainties, some of which are beyond our control, including, without limitation: our ability to maintain adequate cash flow from operations or availability under our revolving credit facility to meet our liquidity needs (including our obligations under the Tax Receivable Agreement with the Pre-IPO Stockholders); our ability to successfully complete the migration of our systems and processes from Kellwood Company and to successfully implement the new systems, processes and functions following the migration; our ability to ensure the proper operation of the distribution facility by a third party logistics provider recently transitioned from Kellwood; our ability to remain competitive in the areas of merchandise quality, price, breadth of selection and customer service; our ability to anticipate and/or react to changes in customer demand and attract new customers, including in connection with making inventory commitments; our ability to control the level of sales in the off-price channels; our ability to manage excess inventory in a way that will promote the long-term health of the brand; changes in consumer confidence and spending; our ability to maintain projected profit margins; unusual, unpredictable and/or severe weather conditions; the execution and management of our retail store growth plans, including the availability and cost of acceptable real estate locations for new store openings; the execution and management of our international expansion, including our ability to promote our brand and merchandise outside the U.S. and find suitable partners in certain geographies; our ability to expand our product offerings into new product categories, including the ability to find suitable licensing partners; our ability to successfully implement our marketing initiatives; our ability to protect our trademarks in the U.S. and internationally; our ability to maintain the security of electronic and other confidential information; serious disruptions and catastrophic events; changes in global economies and credit and financial markets; competition; the impact of recent turnover in the senior management team; the fact that a number of members of the management team have less than one year of tenure with the Company, and the current senior management team has not had a long period of time working together; our ability to attract and retain key personnel; commodity, raw material and other cost increases; compliance with domestic and international laws, regulations and orders; changes in laws and regulations; outcomes of litigation and proceedings and the availability of insurance, indemnification and other third-party coverage of any losses suffered in connection therewith; tax matters; and other factors as set forth from time to time in our Securities and Exchange Commission filings, including those described in this report on Form 10-Q and our 2015 annual report on Form 10-K filed with the Securities and Exchange Commission on April 14, 2016 (our “2015 Annual Report on Form 10-K”) under the heading “Item 1A—Risk Factors.” We intend these forward-looking statements to speak only as of the time of this report on Form 10-Q and do not undertake to update or revise them as more information becomes available, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data, unaudited)

	July 30,	January 30,
	2016	2016
Assets
Current assets:
Cash and cash equivalents	$21,347	$6,230
Trade receivables, net	21,040	9,400
Inventories, net	34,681	36,576
Prepaid expenses and other current assets	10,953	8,027
Total current assets	88,021	60,233
Property, plant and equipment, net	43,865	37,769
Intangible assets, net	108,747	109,046
Goodwill	63,746	63,746
Deferred income taxes and other assets	97,946	92,774
Total assets	$402,325	$363,568

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$33,297	$28,719
Accrued salaries and employee benefits	4,543	5,755
Other accrued expenses	12,543	37,174
Total current liabilities	50,383	71,648
Long-term debt	52,798	57,615
Deferred rent	16,667	14,965
Other liabilities	140,854	140,838

Commitments and contingencies (Note 8)

Stockholders' equity:
Common stock at $0.01 par value (100,000,000 shares authorized, 48,969,798 and 36,779,417 shares issued and outstanding at July 30, 2016 and January 30, 2016, respectively)	490	368
Additional paid-in capital	1,079,567	1,012,677
Accumulated deficit	(938,369)	(934,478)
Accumulated other comprehensive loss	(65)	(65)
Total stockholders' equity	141,623	78,502
Total liabilities and stockholders' equity	$402,325	$363,568

See notes to unaudited condensed consolidated financial statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data, unaudited)

	Three Months Ended		Six Months Ended
	July 30,	August 1,	July 30,	August 1,
	2016	2015	2016	2015
Net sales	$60,702	$79,993	$128,347	$139,835
Cost of products sold	33,315	59,204	72,702	88,305
Gross profit	27,387	20,789	55,645	51,530
Selling, general and administrative expenses	31,642	27,331	63,448	52,971
Loss from operations	(4,255)	(6,542)	(7,803)	(1,441)
Interest expense, net	1,005	1,623	1,886	2,939
Other expense, net	28	350	188	491
Loss before income taxes	(5,288)	(8,515)	(9,877)	(4,871)
Benefit for income taxes	(3,321)	(3,489)	(5,986)	(2,299)
Net loss	$(1,967)	$(5,026)	$(3,891)	$(2,572)
Loss per share:
Basic loss per share	$(0.04)	$(0.14)	$(0.09)	$(0.07)
Diluted loss per share	$(0.04)	$(0.14)	$(0.09)	$(0.07)
Weighted average shares outstanding:
Basic	48,968,760	36,774,752	43,485,767	36,763,933
Diluted	48,968,760	36,774,752	43,485,767	36,763,933

See notes to unaudited condensed consolidated financial statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(in thousands, unaudited)

	Three Months Ended		Six Months Ended
	July 30,	August 1,	July 30,	August 1,
	2016	2015	2016	2015
Net loss	$(1,967)	$(5,026)	$(3,891)	$(2,572)
Comprehensive loss	$(1,967)	$(5,026)	$(3,891)	$(2,572)

See notes to unaudited condensed consolidated financial statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands, unaudited)

	Six Months Ended
	July 30,	August 1,
	2016	2015
Operating activities
Net loss	$(3,891)	$(2,572)
Add (deduct) items not affecting operating cash flows:
Depreciation and amortization	3,985	4,102
Provision for inventories	1,238	19,974
Deferred rent	470	1,301
Deferred income taxes	(6,078)	(441)
Share-based compensation expense	745	801
Other	296	973
Changes in assets and liabilities:
Receivables, net	(11,640)	11,118
Inventories	657	(28,121)
Prepaid expenses and other current assets	(1,098)	(88)
Accounts payable and accrued expenses	(21,338)	6,997
Other assets and liabilities	59	37
Net cash (used in) provided by operating activities	(36,595)	14,081
Investing activities
Payments for capital expenditures	(9,316)	(11,043)
Net cash used in investing activities	(9,316)	(11,043)
Financing activities
Proceeds from borrowings under the Revolving Credit Facility	78,270	54,402
Repayment of borrowings under the Revolving Credit Facility	(83,247)	(42,554)
Repayment of borrowings under the Term Loan Facility	—	(15,000)
Proceeds from common stock issuance, net of transaction costs	63,848	—
Stock option exercise	2,157	175
Fees paid for Term Loan Facility and Revolving Credit Facility	—	(85)
Net cash provided by (used in) financing activities	61,028	(3,062)
Increase in cash and cash equivalents	15,117	(24)
Cash and cash equivalents, beginning of period	6,230	112
Cash and cash equivalents, end of period	$21,347	$88

Supplemental Disclosures of Cash Flow Information
Cash payments on TRA obligation	$22,258	$—
Cash payments for interest	1,469	2,112
Cash payments for income taxes, net of refunds	249	1,139
Supplemental Disclosures of Non-Cash Investing and Financing Activities
Capital expenditures in accounts payable	644	220

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

The condensed consolidated financial statements include the Company’s accounts and the accounts of the Company’s wholly-owned subsidiaries as of July 30, 2016. All intercompany accounts and transactions have been eliminated. The amounts and disclosures included in the notes to the condensed consolidated financial statements, unless otherwise indicated, are presented on a continuing operations basis. In the opinion of management, the financial statements contain all adjustments (consisting solely of normal recurring adjustments) and disclosures necessary to make the information presented therein not misleading. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or the fiscal year as a whole.

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

The Company used a portion of the net proceeds received from the Rights Offering and related Investment Agreement to (1) repay the amount owed by the Company under the Tax Receivable Agreement with Sun Cardinal, for itself and as a representative of the other stockholders party thereto, for the tax benefit with respect to the 2014 taxable year including accrued interest, totaling $22,258 (see Note 11 “Related Party Transactions” for additional details), and (2) repay all then outstanding indebtedness, totaling $20,000, under the Revolving Credit Facility. The Company intends to use the remaining net proceeds for additional strategic investments and general corporate purposes, which may include future amounts owed by the Company under the Tax Receivable Agreement.

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

Note 2. Goodwill and Intangible Assets

Net goodwill balances and changes therein by segment are as follows:

(in thousands)	Wholesale	Direct-to-consumer	Total Net Goodwill
Balance as of July 30, 2016	$41,435	$22,311	$63,746
Balance as of January 30, 2016	$41,435	$22,311	$63,746

The total carrying amount of goodwill for all periods presented was net of accumulated impairments of $46,942.

Identifiable intangible assets summary:

(in thousands)	Gross Amount	Accumulated Amortization	Net Book Value
Balance as of July 30, 2016
Amortizable intangible assets:
Customer relationships	$11,970	$(5,073)	$6,897
Indefinite-lived intangible assets:
Trademarks	101,850	—	101,850
Total intangible assets	$113,820	$(5,073)	$108,747

(in thousands)	Gross Amount	Accumulated Amortization	Net Book Value
Balance as of January 30, 2016
Amortizable intangible assets:
Customer relationships	$11,970	$(4,774)	$7,196
Indefinite-lived intangible assets:
Trademarks	101,850	—	101,850
Total intangible assets	$113,820	$(4,774)	$109,046

Amortization of identifiable intangible assets was $149 for the three months ended July 30, 2016 and August 1, 2015 and $299 for the six months ended July 30, 2016 and August 1, 2015. The estimated amortization expense for identifiable intangible assets is $598 for each fiscal year for the next five fiscal years.

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

The Company did not have any non-financial assets or non-financial liabilities recognized at fair value on a recurring basis at July 30, 2016 or January 30, 2016. At July 30, 2016 and January 30, 2016, the Company believes that the carrying value of cash and cash equivalents, receivables and accounts payable approximates fair value, due to the short maturity of these instruments and would be measured using Level 1 inputs. As the Company’s debt obligations as of July 30, 2016 are at variable rates, the fair value approximates the carrying value of the Company’s debt and would be measured using Level 2 inputs.

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

Note 4. Long-Term Debt and Financing Arrangements

Long-term debt consisted of the following as of July 30, 2016 and January 30, 2016:

	July 30,	January 30,
(in thousands)	2016	2016
Term Loan Facility	$45,000	$45,000
Revolving Credit Facility	10,023	15,000
Total long-term debt principal	55,023	60,000
Less: Deferred financing costs	2,225	2,385
Total long-term debt	$52,798	$57,615

Term Loan Facility

On November 27, 2013, in connection with the closing of the IPO and related Restructuring Transactions, Vince, LLC and Vince Intermediate Holding, LLC, a direct subsidiary of VHC and the direct parent company of Vince, LLC (“Vince Intermediate”), entered into a $175,000 senior secured term loan facility (as amended from time to time, the “Term Loan Facility”) with the lenders party thereto, Bank of America, N.A. (“BofA”), as administrative agent, JP Morgan Chase Bank and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers, and Cantor Fitzgerald as documentation agent. The Term Loan Facility will mature on November 27, 2019. Vince, LLC and Vince Intermediate are borrowers and VHC is a guarantor under the Term Loan Facility.

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

The Term Loan Facility contains a requirement that Vince, LLC and Vince Intermediate maintain a “Consolidated Net Total Leverage Ratio” as of the last day of any period of four fiscal quarters not to exceed 3.75 to 1.00 for the fiscal quarters ending February 1, 2014 through November 1, 2014, 3.50 to 1.00 for the fiscal quarters ending January 31, 2015 through October 31, 2015, and 3.25 to 1.00 for the fiscal quarter ending January 30, 2016 and each fiscal quarter thereafter. In addition, the Term Loan Facility contains customary representations and warranties, other covenants, and events of default, including but not limited to, limitations on the incurrence of additional indebtedness, liens, negative pledges, guarantees, investments, loans, asset sales, mergers, acquisitions, prepayment of other debt, the repurchase of capital stock, transactions with affiliates, and the ability to change the nature of its business or its fiscal year, and distributions and dividends. The Term Loan Facility generally permits dividends to the extent that no default or event of default is continuing or would result from the contemplated dividend and the pro forma Consolidated Net Total Leverage Ratio after giving effect to such contemplated dividend is at least 0.25 lower than the maximum Consolidated Net Total Leverage Ratio for such quarter in an amount not to exceed the excess available amount, as defined in the loan agreement. All obligations under the Term Loan Facility are guaranteed by VHC and any future material domestic restricted subsidiaries of Vince, LLC and secured by a lien on substantially all of the assets of VHC, Vince, LLC and Vince Intermediate and any future material domestic restricted subsidiaries. As of July 30, 2016, the Company was in compliance with applicable financial covenants.

Through July 30, 2016, on an inception to date basis, the Company has made voluntary prepayments totaling $130,000 in the aggregate on the original $175,000 Term Loan Facility entered into on November 27, 2013. Of the $130,000 of aggregate voluntary prepayments made to date, $0 was paid during the six months ended July 30, 2016. As of July 30, 2016, the Company had $45,000 of debt outstanding under the Term Loan Facility.

Revolving Credit Facility

On November 27, 2013, Vince, LLC entered into a $50,000 senior secured revolving credit facility (as amended from time to time, the “Revolving Credit Facility”) with BofA as administrative agent. Vince, LLC is the borrower and VHC and Vince Intermediate are the guarantors under the Revolving Credit Facility. On June 3, 2015, Vince LLC entered into a first amendment to the Revolving Credit Facility, that among other things, increased the aggregate commitments under the facility from $50,000 to $80,000, subject to a loan cap which is the lesser of (i) the Borrowing Base, as defined in the loan agreement, (ii) the aggregate commitments, or (iii) $70,000 until debt obligations under the Company’s term loan facility have been paid in full, and extended the maturity date from November 27, 2018 to June 3, 2020. The Revolving Credit Facility also provides for a letter of credit sublimit of $25,000 (plus any increase in aggregate commitments) and an accordion option that allows for an increase in aggregate commitments up to $20,000. Interest is payable on the loans under the Revolving Credit Facility at either the LIBOR or the Base Rate, in each case, plus an applicable margin of 1.25% to 1.75% for LIBOR loans or 0.25% to 0.75% for Base Rate loans, and in each case subject to a pricing grid based on an average daily excess availability calculation. The “Base Rate” means, for any day, a fluctuating rate per annum equal to the highest of (i) the rate of interest in effect for such day as publicly announced from time to time by BofA as its prime rate; (ii) the Federal Funds Rate for such day, plus 0.50%; and (iii) the LIBOR Rate for a one month interest period as determined on such day, plus 1.0%. During the continuance of an event of default and at the election of the required lender, interest will accrue at a rate of 2% in excess of the applicable non-default rate.

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

The Revolving Credit Facility contains representations and warranties, other covenants and events of default that are customary for this type of financing, including limitations on the incurrence of additional indebtedness, liens, negative pledges, guarantees, investments, loans, asset sales, mergers, acquisitions, prepayment of other debt, the repurchase of capital stock, transactions with affiliates, and the ability to change the nature of its business or its fiscal year. The Revolving Credit Facility generally permits dividends in the absence of any event of default (including any event of default arising from the contemplated dividend), so long as (i) after giving pro forma effect to the contemplated dividend, for the following six months Excess Availability will be at least the greater of 20% of the adjusted loan cap and $10,000 and (ii) after giving pro forma effect to the contemplated dividend, the “Consolidated Fixed Charge Coverage Ratio” for the 12 months preceding such dividend shall be greater than or equal to 1.0 to 1.0 (provided that the Consolidated Fixed Charge Coverage Ratio may be less than 1.0 to 1.0 if, after giving pro forma effect to the contemplated dividend, Excess Availability for the six fiscal months following the dividend is at least the greater of 35% of the adjusted loan cap and $15,000).  As of July 30, 2016, the Company was in compliance with applicable financial covenants.

As of July 30, 2016, $33,735 was available under the Revolving Credit Facility, net of the amended loan cap, and there were $10,023 of borrowings outstanding and $7,474 of letters of credit outstanding under the Revolving Credit Facility. The weighted average interest rate for borrowings outstanding under the Revolving Credit Facility as of July 30, 2016 was 2.8%.

As of January 30, 2016, there was $15,000 of borrowings outstanding and $7,522 of letters of credit outstanding under the Revolving Credit Facility. The weighted average interest rate for borrowings outstanding under the Revolving Credit Facility as of January 30, 2016 was 2.1%.

Note 5. Inventory

Inventories consist of the following:

	July 30,	January 30,
(in thousands)	2016	2016
Finished goods	$38,373	$49,837
Less: reserves	(3,692)	(13,261)
Total inventories, net	$34,681	$36,576

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

Vince 2013 Incentive Plan

In connection with the IPO, the Company adopted the Vince 2013 Incentive Plan, which provides for grants of stock options, stock appreciation rights, restricted stock and other stock-based awards. The aggregate number of shares of common stock which may be issued or used for reference purposes under the Vince 2013 Incentive Plan or with respect to which awards may be granted may not exceed 3,400,000 shares. The shares available for issuance under the Vince 2013 Incentive Plan may be, in whole or in part, either authorized and unissued shares of the Company’s common stock or shares of common stock held in or acquired for the Company’s treasury. In general, if awards under the Vince 2013 Incentive Plan are cancelled for any reason, or expire or terminate unexercised, the shares covered by such award may again be available for the grant of awards under the Vince 2013 Incentive Plan. As of July 30, 2016, there were 1,076,530 shares under the Vince 2013 Incentive Plan available for future grants. Options granted pursuant to the Vince 2013 Incentive Plan (i) vest in equal installments over two, three or four years or at 33 1/3% per year beginning in year two, over four years, subject to the employees’ continued employment, and (ii) expire on the earlier of the tenth anniversary of the grant date or upon termination as outlined in the Vince 2013 Incentive Plan. Options granted to the non-employee consultants vest 50% after one year, 25% after 18 months and 25% after two years and expire on the earlier of the tenth anniversary of the grant date or upon termination as outlined in their grant agreements pursuant to the Vince 2013 Incentive Plan. Restricted stock units granted vest in equal installments over a three year period or vest in equal installments over four years, subject to the employees’ continued employment.

Employee Stock Purchase Plan

The Company maintains an employee stock purchase plan (“ESPP”) for its employees. Under the ESPP, all eligible employees may contribute up to 10% of their base compensation, up to a maximum contribution of $10 per year. The purchase price of the stock is 90% of the fair market value, with purchases executed on a quarterly basis. The plan is defined as compensatory, and accordingly, a charge for compensation expense is recorded to selling, general and administrative expense for the difference between the fair market value and the discounted purchase price. During the three and six months ended July 30, 2016, the activity under the ESPP was not significant.

Stock Options

A summary of stock option activity for both employees and non-employees during the six months ended July 30, 2016 is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 30, 2016	2,879,735	$4.61	8.7	$2,402
Granted	628,951	$5.71
Exercised	(368,880)	$5.84
Forfeited or expired	(504,772)	$4.73
Outstanding at July 30, 2016	2,635,034	$4.68	8.8	$1,459

Vested and exercisable at July 30, 2016	450,091	$5.82	5.8	$—

Of the above outstanding shares, 2,098,742 are vested or expected to vest.

Restricted Stock Units

A summary of restricted stock unit activity under the Vince 2013 Incentive Plan during the six months ended July 30, 2016 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Nonvested restricted stock units at January 30, 2016	29,532	$12.22
Granted	99,478	$5.80
Vested	(3,320)	$16.91
Forfeited	(2,559)	$5.98
Nonvested restricted stock units at July 30, 2016	123,131	$7.03

Share-Based Compensation Expense

The Company recognized share-based compensation expense of $231 and $745, including $78 and $413, respectively, of expense related to non-employees, during the three and six months ended July 30, 2016. The Company recognized a net reversal, primarily due to option forfeitures as a result of executive departures, of $35 and expense of $801 during the three and six months ended August 1, 2015, respectively.

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

The following is a reconciliation of weighted average basic shares to weighted average diluted shares outstanding:

	Three Months Ended		Six Months Ended
	July 30,	August 1,	July 30,	August 1,
	2016	2015	2016	2015
Weighted-average shares—basic	48,968,760	36,774,752	43,485,767	36,763,933
Effect of dilutive equity securities	—	—	—	—
Weighted-average shares—diluted	48,968,760	36,774,752	43,485,767	36,763,933

Because the Company incurred a net loss for the three and six months ended July 30, 2016 and the three and six months ended August 1, 2015, weighted-average basic shares and weighted-average diluted shares outstanding are equal for these periods.

For the three months ended July 30, 2016 and August 1, 2015, 1,937,739 and 715,104 options to purchase shares of the Company’s common stock, respectively, were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive.  For the six months ended July 30, 2016 and August 1, 2015, 671,964 and 770,478 options to purchase shares of the Company’s common stock, respectively, were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive.

On April 22, 2016, the Company issued an aggregate of 11,818,181 shares in conjunction with the completed Rights Offering and Investment Agreement. See Note 1 “Description of Business and Basis of Presentation” for additional information.

Note 8. Commitments and Contingencies

Restructuring Charges

In the second quarter of 2015, a number of senior management departures occurred. In connection with these departures, the Company had certain obligations under existing employment arrangements with respect to severance and employee related benefits. As a result, the Company recognized a net charge of $3,394 for these departures within selling, general, and administrative expenses on the condensed consolidated statement of operations during fiscal year 2015. This net charge was reflected within the “unallocated corporate expenses” for segment disclosures. These amounts are being paid over a period of six to eighteen months, which began in the third quarter of fiscal 2015.

The following is a reconciliation of the accrued severance and employee related benefits associated with the above charge included within total current liabilities on the condensed consolidated balance sheet:

(in thousands)
Balance at January 30, 2016	$1,837
Cash payments	(714)
Balance at April 30, 2016	1,123
Cash payments	(490)
Balance at July 30, 2016	$633

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

Note 10. Segment Financial Information

The Company operates and manages its business by distribution channel and has identified two reportable segments, as further described below. Management considered both similar and dissimilar economic characteristics, internal reporting and management structures, as well as products, customers, and supply chain logistics to identify the following reportable segments:

•	Wholesale segment—consists of the Company’s operations to distribute products to major department stores and specialty stores in the United States and select international markets; and
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

Summary information for the Company’s reportable segments is presented below.

	Three Months Ended		Six Months Ended
	July 30,	August 1,	July 30,	August 1,
(in thousands)	2016	2015	2016	2015
Net Sales:
Wholesale	$39,619	$58,312	$84,395	$96,599
Direct-to-consumer	21,083	21,681	43,952	43,236
Total net sales	$60,702	$79,993	$128,347	$139,835
Income (loss) from Operations:
Wholesale	$10,732	$7,739	$21,006	$22,016
Direct-to-consumer	(323)	(1,927)	1,354	444
Subtotal	10,409	5,812	22,360	22,460
Unallocated expenses	(14,664)	(12,354)	(30,163)	(23,901)
Total loss from operations	$(4,255)	$(6,542)	$(7,803)	$(1,441)

There were no material changes in assets by reportable segment except for unallocated corporate assets which increased from $280,378 at January 30, 2016 to $302,648 at July 30, 2016.

Note 11. Related Party Transactions

Shared Services Agreement

In connection with the consummation of the Company’s IPO on November 27, 2013, Vince, LLC entered into a Shared Services Agreement with Kellwood (the “Shared Services Agreement”), pursuant to which Kellwood would provide support services in various areas, including, among other things, certain accounting functions, tax, e-commerce operations, distribution, logistics, information technology, accounts payable, credit and collections and payroll and benefits administration. Since the IPO, the Company has been working on transitioning certain functions performed by Kellwood under the Shared Services Agreement. Functions that have transitioned to the Company, including its outsource service providers, include certain accounting related functions, e-commerce customer service, distribution and logistics, payroll and benefits administration and information technology support for systems that have been implemented. Additionally, to date, the Company has completed the implementation of its own point-of-sale system, third party e-commerce platform, human resource recruitment system, distribution applications, and network infrastructure. The Company is currently in the process of transitioning the remainder of the Kellwood systems and services, including tax, accounts payable, credit and collections, as well as its own enterprise resource planning (“ERP”) and supporting systems and related IT support services. Until those systems are implemented, the Company will continue to utilize the Kellwood information technology infrastructure under the Shared Services Agreement.

The Company is invoiced by Kellwood monthly for the services provided under the Shared Services Agreement and generally is required to pay within 15 business days of receiving such invoice. The payments will be trued-up and can be disputed once each fiscal quarter. For the three months ended July 30, 2016 and August 1, 2015 the Company recognized $1,227 and $2,235, respectively, of expense within the condensed consolidated statement of operations for services provided under the Shared Services Agreement. For the six months ended July 30, 2016 and August 1, 2015 the Company recognized $3,405 and $4,565, respectively, of expense within the condensed consolidated statement of operations for services provided under the Shared Services Agreement. As of July 30, 2016, the Company has recorded $255 in other accrued expenses to recognize amounts payable to Kellwood under the Shared Services Agreement.

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

As of July 30, 2016, the Company’s total obligation under the Tax Receivable Agreement is estimated to be $148,171, of which $7,317 is included as a component of other accrued expenses and $140,854 is included as a component of other liabilities on the condensed consolidated balance sheet. The tax benefit payment, plus accrued interest, with respect to the 2015 taxable year is expected to be paid in the fourth quarter of 2016. There is a remaining term of eight years under the Tax Receivable Agreement. During the six months ended July 30, 2016, the obligation under the Tax Receivable Agreement was adjusted in connection with the reversal of certain valuation allowances. The adjustment resulted in a net increase of $16 to the liability under the Tax Receivable Agreement with the corresponding net increase accounted for as an adjustment to other expense, net on the Condensed Consolidated Statement of Operations.

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

On March 29, 2016, the Company commenced a Rights Offering, whereby the Company distributed, at no charge, to stockholders of record as of March 23, 2016 (the “Rights Offering Record Date”), rights to purchase new shares of the Company’s common stock at $5.50 per share. Each stockholder as of the Rights Offering Record Date (“Rights Holders”) received one non-transferrable right to purchase 0.3191 shares for every share of common stock owned on the Rights Offering Record Date (the “subscription right”). Rights Holders who fully exercised their subscription rights were entitled to subscribe for additional shares that remained unsubscribed as a result of any unexercised subscription rights (the “over-subscription right”). The over-subscription right allowed a Rights Holder to subscribe for an additional number of shares equal to up to 20% of the shares of common stock for which such holder was otherwise entitled to subscribe. Subscription rights could only be exercised for whole numbers of shares; no fractional shares of common stock were issued in the Rights Offering. The Rights Offering period expired on April 14, 2016 at 5:00 p.m. New York City time, prior to which payment for all subscription rights required an irrevocable funding of cash to the transfer agent, to be held in an account for the benefit of the Company. The Investors fully subscribed in the Rights Offering and exercised their oversubscription right. The Company received subscriptions and oversubscriptions from its existing stockholders for a total of 11,622,518 shares of its common stock, resulting in aggregate gross proceeds of approximately $63,924. Simultaneous with the closing of the Rights Offering, the Company received $1,076 of gross proceeds from the related Investment Agreement and issued to the Investors 195,663 shares of its common stock in connection therewith. In total, the Company received total gross proceeds of $65,000 as a result of the Rights Offering and related Investment Agreement transactions. Upon the completion of these transactions, affiliates of Sun Capital owned 58% of the Company’s outstanding common stock.

The Company used a portion of the net proceeds received from the Rights Offering and related Investment Agreement to (1) repay the amount owed by the Company under the Tax Receivable Agreement (as discussed above) with Sun Cardinal, for itself and as a representative of the other stockholders party thereto, for the tax benefit with respect to the 2014 taxable year including accrued interest, totaling $22,258, and (2) repay all then outstanding indebtedness, totaling $20,000, under the Company’s Revolving Credit Facility. The Company intends to use the remaining net proceeds for additional strategic investments and general corporate purposes, which may include future amounts owed by the Company under the Tax Receivable Agreement.

Sun Capital Consulting Agreement

On November 27, 2013, the Company entered into an agreement with Sun Capital Management to (i) reimburse Sun Capital Management Corp. (“Sun Capital Management”) or any of its affiliates providing consulting services under the agreement for out-of-pocket expenses incurred in providing consulting services to the Company and (ii) provide Sun Capital Management with customary indemnification for any such services.

During the three months ended July 30, 2016 and August 1, 2015, the Company paid Sun Capital Management $28 and $7, respectively, for reimbursement of expenses under the Sun Capital Consulting Agreement. During the six months ended July 30, 2016 and August 1, 2015, the Company paid Sun Capital Management $53 and $29, respectively, for reimbursement of expenses under the Sun Capital Consulting Agreement.

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

Executive Overview

Vince is a leading contemporary fashion brand best known for modern effortless style and everyday luxury essentials. Founded in 2002, the brand now offers a wide range of women’s and men’s apparel, women’s and men’s footwear, and handbags. Vince products are sold in prestige distribution worldwide, including approximately 2,400 distribution points across approximately 40 countries. While we have recently experienced a slowdown in sales growth, we believe that we can generate growth by improving and expanding our product offering, expanding our selling into international markets, and growing our own branded retail and e-commerce direct-to-consumer businesses.

As of July 30, 2016, our products are sold at 2,346 doors through our wholesale partners in the U.S. and international markets and we operated 52 retail stores, including 38 full price stores and 14 outlet stores, throughout the United States.

The following is a summary of highlights during the three months ended July 30, 2016:

•	Our net sales totaled $60,702, reflecting a 24.1% decrease compared to prior year net sales of $79,993.
•	Our wholesale net sales decreased 32.1% to $39,619 and our direct-to-consumer net sales decreased 2.8% to $21,083. Comparable sales including e-commerce declined 18.7% compared to last year.
•

We continue to incur costs associated with certain strategic investments within cost of products sold and selling, general and administrative expenses that we believe will facilitate achieving our long-term goals. We incurred charges of $1,106 and $3,728 during the three and six months ended July 30, 2016 related to (i) the migration of our distribution facilities to a new third party service provider; (ii) the realignment of our supplier base; (iii) the transition of information technology systems and infrastructure in-house from Kellwood; (iv) the estimated impact of our strategic decision regarding handbags; and (v) our brand update initiatives.

•

The Company generated a net loss for the quarter of $1,967, or $0.04 per share, compared to a net loss of $5,026 million, or $0.14 per share, in the prior year second quarter. The net loss in the prior year included pre-tax charges of $14,447 associated with the Company’s decision to accelerate the disposition of aged and excess product and $2,861 related to net management transition costs associated with employee departures.

•	We opened one new retail store during the three months ended July 30, 2016.
•

As of July 30, 2016, we had $55,023 of total debt principal outstanding, comprised of $45,000 outstanding under our Term Loan Facility and $10,023 outstanding on our Revolving Credit Facility, as well as $21,347 of cash and cash equivalents.

•	We continued to invest in new stores and infrastructure related to our IT migration efforts.

We serve our customers through a variety of channels that reinforce the Vince brand image. Our diversified channel strategy allows us to introduce our products to customers through multiple distribution points that are reported in two segments: wholesale and direct-to-consumer.

Results of Operations

The following table presents our operating results as a percentage of net sales as well as earnings per share data for the three and six months ended July 30, 2016 and August 1, 2015:

	Three Months Ended				Six Months Ended
	July 30, 2016		August 1, 2015		July 30, 2016		August 1, 2015

(In thousands, except share data, store and door counts and percentages)
Statement of Operations:
Net sales	$60,702	100.0%	$79,993	100.0%	$128,347	100.0%	$139,835	100.0%
Cost of products sold	33,315	54.9%	59,204	74.0%	72,702	56.6%	88,305	63.1%
Gross profit	27,387	45.1%	20,789	26.0%	55,645	43.4%	51,530	36.9%
Selling, general and administrative expenses	31,642	52.1%	27,331	34.2%	63,448	49.5%	52,971	37.9%
Loss from operations	(4,255)	(7.0)%	(6,542)	(8.2)%	(7,803)	(6.1)%	(1,441)	(1.0)%
Interest expense, net	1,005	1.7%	1,623	2.0%	1,886	1.5%	2,939	2.1%
Other expense, net	28	0.0%	350	0.4%	188	0.1%	491	0.4%
Loss before income taxes	(5,288)	(8.7)%	(8,515)	(10.6)%	(9,877)	(7.7)%	(4,871)	(3.5)%
Benefit for income taxes	(3,321)	(5.5)%	(3,489)	(4.3)%	(5,986)	(4.7)%	(2,299)	(1.7)%
Net loss	$(1,967)	(3.2)%	$(5,026)	(6.3)%	$(3,891)	(3.0)%	$(2,572)	(1.8)%
Loss per share:
Basic loss per share	$(0.04)		$(0.14)		$(0.09)		$(0.07)
Diluted loss per share	$(0.04)		$(0.14)		$(0.09)		$(0.07)
Other Operating and Financial Data:
Total wholesale doors at end of period	2,346		2,539		2,346		2,539
Total stores at end of period	52		42		52		42
Comparable sales growth (1) (2)	-18.7%		13.4%		-15.5%		11.5%

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

(2)

A store is included in the comparable sales calculation after it has completed 13 full fiscal months of operations. Non-comparable sales include new stores which have not completed 13 full fiscal months of operations and sales from closed stores. In the event that we relocate or change square footage of an existing store, we would treat that store as non-comparable until it has completed 13 full fiscal months of operations following the relocation or square footage adjustment. For 53-week fiscal years, we adjust comparable sales to exclude the additional week. There may be variations in the way in which some of our competitors and other retailers calculate comparable sales.

Three Months Ended July 30, 2016 Compared to Three Months Ended August 1, 2015

Net sales for the three months ended July 30, 2016 were $60,702, decreasing $19,291, or 24.1%, versus $79,993 for the three months ended August 1, 2015. Net sales by reportable segment is as follows:

	Three Months Ended
	July 30,	August 1,
(in thousands)	2016	2015
Wholesale	$39,619	$58,312
Direct-to-consumer	21,083	21,681
Total net sales	$60,702	$79,993

Net sales from our wholesale segment decreased $18,693, or 32.1%, to $39,619 in the three months ended July 30, 2016, primarily driven by a planned reduction in full-price orders.

Net sales from our direct-to-consumer segment decreased $598, or 2.8%, to $21,083 in the three months ended July 30, 2016 from $21,681 in the three months ended August 1, 2015. Non-comparable sales contributed $3,236 of sales growth which was offset by a decline in comparable sales of $3,834, or 18.7%, including e-commerce, reflecting a decline in the number of transactions, which includes the impact of the planned reduction in inventory levels. Since August 1, 2015, 10 new stores have opened, bringing our total retail store count to 52 as of July 30, 2016, compared to 42 as of the prior year period.

Gross profit increased 31.7% to $27,387 for the three months ended July 30, 2016 versus $20,789 in the prior year. As a percentage of sales, gross margin was 45.1%, compared with 26.0% in the prior year second quarter. Gross profit and margin were negatively impacted in the prior year by a $14,447 charge associated with the Company’s decision to accelerate the disposition of aged and excess product. The total gross margin rate increase was primarily driven by the following factors:

•	The favorable impact from lower year-over-year adjustments to inventory reserves contributed approximately 2,500 basis points of improvement;
•	The unfavorable impact from an increase in the rate of sales allowances on lower sales contributed negatively by approximately 400 basis points; and
•	The unfavorable impact from increased off price penetration partly offset by a favorable change in channel mix contributed negatively by approximately 200 basis points.

Selling, general and administrative (“SG&A”) expenses for the three months ended July 30, 2016 were $31,642, increasing $4,331, or 15.8%, versus $27,331 for the three months ended August 1, 2015. SG&A expenses as a percentage of sales were 52.1% and 34.2% for the three months ended July 30, 2016 and August 1, 2015, respectively. As we continue to invest in initiatives that we believe will drive future growth, our SG&A expenses as a percent of sales have deleveraged. SG&A expenses in the prior year quarter included a $2,861 charge for net management transition costs. The increase in SG&A expenses, compared to the prior fiscal year period is primarily due to:

•	Increase in compensation expense of $2,395, due to an increase in incentive compensation costs and new retail store openings;
•	Increase in consulting fees of $1,587 largely driven by expenses associated with the consulting agreements with our co-founders;
•	Increase in rent and occupancy costs of $1,431 due primarily to new retail store openings;
•

Certain strategic investment increases of $798 related to the transition of the information technology systems and infrastructure in-house from Kellwood and costs related to our brand update initiatives.

The above increases were partially offset by:

•	A net charge of $2,861 for management transition costs recorded in the prior year.

Loss from operations by segment for the three months ended July 30, 2016 and August 1, 2015 is summarized in the following table:

	Three Months Ended
	July 30,	August 1,
	2016	2015
(in thousands)
Wholesale	$10,732	$7,739
Direct-to-consumer	(323)	(1,927)
Subtotal	10,409	5,812
Unallocated expenses	(14,664)	(12,354)
Total loss from operations	$(4,255)	$(6,542)

Operating income from our wholesale segment increased $2,993, or 38.7%, to $10,732 in the three months ended July 30, 2016 from $7,739 in the three months ended August 1, 2015. This increase was primarily driven by an increase in gross margin including a year-over-year decrease in inventory reserve adjustments, partly offset by the sales volume decrease discussed above.

Operating loss from our direct-to-consumer segment improved by $1,604, or 83.2%, to an operating loss of $323 in the three months ended July 30, 2016 from an operating loss of $1,927 in the three months ended August 1, 2015. The improvement resulted primarily from an increase in gross margin including a year-over-year decrease in inventory reserve adjustments, partly offset by the impact of higher SG&A expenses associated with the 10 new stores that have opened since the prior year second quarter.

Unallocated corporate expenses are comprised of selling, general and administrative expenses attributable to corporate and administrative activities (such as marketing, design, finance, information technology, legal and human resources departments), and other charges that are not directly attributable to our reportable segments.

Interest expense decreased $618, or 38.1%, to $1,005 in the three months ended July 30, 2016 from $1,623 in the three months ended August 1, 2015. The reduction in interest expense is primarily due to the lower overall debt balances as a result of voluntary prepayments on our Term Loan Facility during the six months ended August 1, 2015.

Benefit for income taxes for the three months ended July 30, 2016 was $3,321 as compared to $3,489 for the three months ended August 1, 2015. Our effective tax rate on pretax income for the three months ended July 30, 2016 and August 1, 2015 was 62.8% and 41.0%, respectively. The effective tax rate for the three months ended July 30, 2016 differed from the U.S. statutory rate of 35% primarily due to the impact of certain non-deductible executive compensation costs as well as state taxes. Our effective tax rate for the three months ended August 1, 2015 differed from the U.S. statutory rate of 35% primarily due to state taxes.

Six Months Ended July 30, 2016 Compared to Six Months Ended August 1, 2015

Net sales for the six months ended July 30, 2016 were $128,347, decreasing $11,488, or 8.2%, versus $139,835 for the six months ended August 1, 2015. Net sales by reportable segment is as follows:

	Six Months Ended
	July 30,	August 1,
(in thousands)	2016	2015
Wholesale	$84,395	$96,599
Direct-to-consumer	43,952	43,236
Total net sales	$128,347	$139,835

Net sales from our wholesale segment decreased $12,204, or 12.6%, to $84,395 in the six months ended July 30, 2016, primarily driven by the planned reduction in full-price orders, partly offset by higher off-price orders.

Net sales from our direct-to-consumer segment increased $716, or 1.7%, to $43,952 in the six months ended July 30, 2016 from $43,236 in the six months ended August 1, 2015. Non-comparable sales contributed $7,163 of sales growth which was mostly offset by a decline in comparable sales of $6,447, or 15.5%, including e-commerce, reflecting a decline in the number of transactions, which includes the impact of the planned reduction in promotional activity and inventory levels. Since August 1, 2015, 10 new stores have opened, bringing our total retail store count to 52 as of July 30, 2016, compared to 42 as of the prior year period.

Gross profit increased 8.0% to $55,645 for the six months ended July 30, 2016 versus $51,530 in the prior year. As a percentage of sales, gross margin was 43.4%, compared with 36.9% in the prior year. Gross profit and margin were negatively impacted in the prior year by a $14,447 charge associated with the Company’s decision to accelerate the disposition of aged and excess product. The total gross margin rate increase was primarily driven by the following factors:

•	The favorable impact from lower year-over-year adjustments to inventory reserves contributed approximately 1,500 basis points of improvement;
•	The unfavorable impact from increased off price penetration partly offset by a favorable change in channel mix contributed negatively by approximately 400 basis points; and
•	The unfavorable impact from an increase in the rate of sales allowances on lower sales contributed negatively by approximately 350 basis points.

SG&A expenses for the six months ended July 30, 2016 were $63,448, increasing $10,477, or 19.8%, versus $52,971 for the six months ended August 1, 2015. SG&A expenses as a percentage of sales were 49.5% and 37.9% for the six months ended July 30, 2016 and August 1, 2015, respectively. As we continue to invest in initiatives that we believe will drive future growth, our SG&A expenses as a percent of sales have deleveraged. SG&A expenses in the prior year included a $2,861 charge for net management transition costs. The increase in SG&A expenses compared to the prior fiscal year period is primarily due to:

•	Increase in compensation expense of $4,298, as a result of increased severance costs due to certain changes in management, new retail store openings and an increase in incentive compensation costs;
•	Increase in consulting fees of $3,094 largely driven by expenses associated with the consulting agreements with our co-founders;
•	Increase in rent and occupancy costs of $2,725 due primarily to new retail store openings;
•

Certain strategic investment increases of $2,147 related to the realignment of our supplier base, the transition of the information technology systems and infrastructure in-house from Kellwood, severance and other costs related to handbags and costs related to our brand update initiatives.

The above increases were partially offset by:

•	A net charge of $2,861 for management transition costs recorded in the prior year.

Loss from operations by segment for the six months ended July 30, 2016 and August 1, 2015 is summarized in the following table:

	Six Months Ended
	July 30,	August 1,
	2016	2015
(in thousands)
Wholesale	$21,006	$22,016
Direct-to-consumer	1,354	444
Subtotal	22,360	22,460
Unallocated expenses	(30,163)	(23,901)
Total loss from operations	$(7,803)	$(1,441)

Operating income from our wholesale segment decreased $1,010, or 4.6%, to $21,006 in the six months ended July 30, 2016 from $22,016 in the six months ended August 1, 2015. This decrease was primarily driven by lower gross margins resulting from the sales volume decline discussed above as well as increased markdowns and chargebacks, partly offset by a year-over-year decrease in inventory reserve adjustments.

Operating income from our direct-to-consumer segment increased by $910, or 205.0%, to $1,354 in the six months ended July 30, 2016 from $444 in the six months ended August 1, 2015. The increase resulted primarily from an increase in gross margin including a year-over-year decrease in inventory reserve adjustments, partly offset by the impact of higher SG&A expenses associated with the 10 new stores that have opened since the prior year second quarter.

Unallocated corporate expenses are comprised of selling, general and administrative expenses attributable to corporate and administrative activities (such as marketing, design, finance, information technology, legal and human resources departments), and other charges that are not directly attributable to our reportable segments.

Interest expense decreased $1,053, or 35.8%, to $1,886 in the six months ended July 30, 2016 from $2,939 in the six months ended August 1, 2015. The reduction in interest expense is primarily due to the lower overall debt balances as a result of voluntary prepayments on our Term Loan Facility during the six months ended August 1, 2015.

Benefit for income taxes for the six months ended July 30, 2016 was $5,986 as compared to $2,299 for the six months ended August 1, 2015. Our effective tax rate on pretax income for the six months ended July 30, 2016 and August 1, 2015 was 60.6% and 47.2%, respectively. The effective tax rate for the six months ended July 30, 2016 differed from the U.S. statutory rate of 35% primarily due to the impact of certain non-deductible executive compensation costs as well as state taxes. Our effective tax rate for the six months ended August 1, 2015 differed from the U.S. statutory rate of 35% primarily due to state taxes and the favorable impact of changes to the New York City tax laws that impacted the net operating loss deferred tax assets.

Liquidity and Capital Resources

Our sources of liquidity are cash and cash equivalents, cash flows from operations, borrowings available under the Revolving Credit Facility and our ability to access capital markets. Our primary cash needs are capital expenditures for new stores and related leasehold improvements, for investment in our new information technology systems and related infrastructure, meeting our debt service requirements, paying amounts due under the Tax Receivable Agreement and funding working capital requirements. The most significant components of our working capital are cash and cash equivalents, accounts receivable, inventories, accounts payable and other current liabilities.

On March 15, 2016, the Company entered into an Investment Agreement with Sun Cardinal, LLC and SCSF Cardinal, LLC, affiliates of Sun Capital Partners, Inc. (collectively the “Investors”) pursuant to which Sun Cardinal and SCSF Cardinal agreed to backstop a rights offering by purchasing at the subscription price of $5.50 per share any and all shares not subscribed through the exercise of rights, including the oversubscription. The Investment Agreement superseded the Rights Offering Commitment Letter, dated December 9, 2015, from Sun Capital Partners V, L.P. See Note 11 “Related Party Transactions” within the notes to the Unaudited Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q for additional information.

On March 29, 2016, the Company commenced a rights offering (the “Rights Offering”), whereby the Company distributed, at no charge, to stockholders of record as of March 23, 2016 (the “Rights Offering Record Date”), rights to purchase new shares of the Company’s common stock at $5.50 per share. Each stockholder as of the Rights Offering Record Date (“Rights Holders”) received one non-transferrable right to purchase 0.3191 shares for every share of common stock owned on the Rights Offering Record Date (the “subscription right”). Rights Holders who fully exercised their subscription rights were entitled to subscribe for additional shares that remained unsubscribed as a result of any unexercised subscription rights (the “over-subscription right”). The over-subscription right allowed a Rights Holder to subscribe for an additional number of shares equal to up to 20% of the shares of common stock for which such holder was otherwise entitled to subscribe. Subscription rights could only be exercised for whole numbers of shares; no fractional shares of common stock were issued in the Rights Offering. The Rights Offering period expired on April 14, 2016 at 5:00 p.m. New York City time, prior to which payment for all subscription rights required an irrevocable funding of cash to the transfer agent, to be held in an account for the benefit of the Company. The Investors fully subscribed in the Rights Offering and exercised their oversubscription right. The Company received subscriptions and oversubscriptions from its existing stockholders for a total of 11,622,518 shares of its common stock, resulting in aggregate gross proceeds of approximately $63,924. Simultaneous with the closing of the Rights Offering, the Company received $1,076 of gross proceeds from the related Investment Agreement and issued to the Investors 195,663 shares of its common stock in connection therewith. In total, the Company received total gross proceeds of $65,000 as a result of the Rights Offering and related Investment Agreement transactions. Upon the completion of these transactions, affiliates of Sun Capital owned 58% of our outstanding common stock.

The Company used a portion of the net proceeds received from the Rights Offering to (1) repay the amount owed by us under the Tax Receivable Agreement with Sun Cardinal, for itself and as a representative of the other stockholders party thereto, for the tax benefit with respect to the 2014 taxable year including accrued interest, totaling $22,258 (see Note 11 “Related Party Transactions” within the notes to the Unaudited Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q), and (2) repay all then outstanding indebtedness, totaling $20,000, under our Revolving Credit Facility. The Company intends to use the remaining net proceeds for additional strategic investments and general corporate purposes, which may include future amounts owed by us under the Tax Receivable Agreement.

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

Operating Activities

	Six Months Ended
	July 30,	August 1,
	2016	2015
(in thousands)
Operating activities
Net loss	$(3,891)	$(2,572)
Add (deduct) items not affecting operating cash flows:
Depreciation and amortization	3,985	4,102
Provision for inventories	1,238	19,974
Deferred rent	470	1,301
Deferred income taxes	(6,078)	(441)
Share-based compensation expense	745	801
Other	296	973
Changes in assets and liabilities:
Receivables, net	(11,640)	11,118
Inventories	657	(28,121)
Prepaid expenses and other current assets	(1,098)	(88)
Accounts payable and accrued expenses	(21,338)	6,997
Other assets and liabilities	59	37
Net cash (used in) provided by operating activities	$(36,595)	$14,081

Net cash used in operating activities during the six months ended July 30, 2016 was $36,595, which consisted of a net loss of $3,891, impacted by non-cash items of $656 and cash used in working capital of $33,360. Net cash used in working capital primarily resulted from a cash outflow in accounts payable and accrued expenses of $21,338, primarily due to the payment of $22,258, including accrued interest, under the Tax Receivable Agreement with Sun Cardinal and a cash outflow of $11,640 in receivables, net primarily driven by the timing of sales activity.

Net cash provided by operating activities during the six months ended August 1, 2015 was $14,081, which consisted of a net loss of $2,572, impacted by non-cash items of $26,710 and cash used in working capital of $10,057. Net cash used in working capital primarily resulted from a cash outflow in inventories of $28,121 due to new store additions, increased handbag inventory and higher in-transit inventory. This cash outflow was partially offset by a cash inflow in accounts receivable of $11,118 primarily due to the timing of current year collections from prior year receivables and lower wholesale sales performance and a cash inflow in accounts payable and accrued expenses of $6,997 primarily due to inventory purchases partially offset by accrued expenses.

Investing Activities

	Six Months Ended
	July 30,	August 1,
	2016	2015
(in thousands)
Investing activities
Payments for capital expenditures	$(9,316)	$(11,043)
Net cash used in investing activities	$(9,316)	$(11,043)

Net cash used in investing activities of $9,316 during the six months ended July 30, 2016 represents capital expenditures related primarily to retail store build-outs, including leasehold improvements and store fixtures and the investment in our new systems and related infrastructure.

Net cash used in investing activities of $11,043 during the six months ended August 1, 2015 represents capital expenditures for construction of additional retail stores, costs related to the build-out of our new corporate office space and showroom facilities, costs related to information technology initiatives, as well as additional build-out of shop-in-shops within selected wholesale partner locations.

Financing Activities

	Six Months Ended
	July 30,	August 1,
	2016	2015
(in thousands)
Financing activities
Proceeds from borrowings under the Revolving Credit Facility	$78,270	$54,402
Repayment of borrowings under the Revolving Credit Facility	(83,247)	(42,554)
Repayment of borrowings under the Term Loan Facility	—	(15,000)
Proceeds from common stock issuance, net of transaction costs	63,848	—
Stock option exercise	2,157	175
Fees paid for Term Loan Facility and Revolving Credit Facility	—	(85)
Net cash provided by (used in) financing activities	$61,028	$(3,062)

Net cash provided by financing activities was $61,028 during the six months ended July 30, 2016, primarily consisting of net proceeds received from the issuance of common stock in connection with the completed Rights Offering of $63,848 partially offset by $4,977 of net repayments of borrowings under our Revolving Credit Facility.

Net cash used in financing activities was $3,062 during the six months ended August 1, 2015, primarily consisting of voluntary prepayments totaling $15,000 on the Term Loan Facility partially offset by $11,848 of net borrowings under our Revolving Credit Facility.

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

The Revolving Credit Facility contains representations and warranties, other covenants and events of default that are customary for this type of financing, including limitations on the incurrence of additional indebtedness, liens, negative pledges, guarantees, investments, loans, asset sales, mergers, acquisitions, prepayment of other debt, the repurchase of capital stock, transactions with affiliates, and the ability to change the nature of its business or its fiscal year. The Revolving Credit Facility generally permits dividends in the absence of any event of default (including any event of default arising from the contemplated dividend), so long as (i) after giving pro-forma effect to the contemplated dividend, for the following six months Excess Availability will be at least the greater of 20% of the adjusted loan cap and $10,000 and (ii) after giving pro forma effect to the contemplated dividend, the “Consolidated Fixed Charge Coverage Ratio” for the 12 months preceding such dividend shall be greater than or equal to 1.0 to 1.0

(provided that the Consolidated Fixed Charge Coverage Ratio may be less than 1.0 to 1.0 if, after giving pro forma effect to the contemplated dividend, Excess Availability for the six fiscal months following the dividend is at least the greater of 35% of the adjusted loan cap and $15,000). As of July 30, 2016, we were in compliance with applicable financial covenants.

As of July 30, 2016, the availability under the Revolving Credit Facility was $33,735 net of the amended loan cap and there were $10,023 of borrowings outstanding and $7,474 of letters of credit outstanding under the Revolving Credit Facility. The weighted average interest rate for borrowings outstanding under the Revolving Credit Facility as of July 30, 2016 was 2.8%. As of August 1, 2015, the availability on the Revolving Credit Facility was $27,930 and there was $34,848 of borrowings outstanding and $7,222 of letters of credit outstanding under the Revolving Credit Facility. The weighted average interest rate for borrowings outstanding under the Revolving Credit Facility as of August 1, 2015 was 2.1%.

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

The Term Loan Facility contains a requirement that Vince, LLC and Vince Intermediate maintain a “Consolidated Net Total Leverage Ratio” as of the last day of any period of four fiscal quarters not to exceed 3.75 to 1.00 for the fiscal quarters ending February 1, 2014 through November 1, 2014, 3.50 to 1.00 for the fiscal quarters ending January 31, 2015 through October 31, 2015, and 3.25 to 1.00 for the fiscal quarter ending January 30, 2016 and each fiscal quarter thereafter. In addition, the Term Loan Facility contains customary representations and warranties, other covenants, and events of default, including but not limited to, limitations on the incurrence of additional indebtedness, liens, negative pledges, guarantees, investments, loans, asset sales, mergers, acquisitions, prepayment of other debt, the repurchase of capital stock, transactions with affiliates, and the ability to change the nature of its business or its fiscal year, and distributions and dividends. The Term Loan Facility generally permits dividends to the extent that no default or event of default is continuing or would result from the contemplated dividend and the pro forma Consolidated Net Total Leverage Ratio after giving effect to such contemplated dividend is at least 0.25 lower than the maximum Consolidated Net Total Leverage Ratio for such quarter in an amount not to exceed the excess available amount, as defined in the loan agreement. All obligations under the Term Loan Facility are guaranteed by Vince Holding Corp. and any future material domestic restricted subsidiaries of Vince, LLC and secured by a lien on substantially all of the assets of Vince Holding Corp., Vince, LLC and Vince Intermediate and any future material domestic restricted subsidiaries. As of July 30, 2016, we were in compliance with applicable financial covenants.

Through July 30, 2016, on an inception to date basis, we have made voluntary prepayments totaling $130,000 in the aggregate on the original $175,000 Term Loan Facility entered into on November 27, 2013. Of the $130,000 aggregate voluntary prepayments made to date, $0 was paid during the six months ended July 30, 2016. As of July 30, 2016, the Company had $45,000 of debt outstanding under the Term Loan Facility.

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

A summary of our critical accounting policies is included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2015 Annual Report on Form 10-K. As of July 30, 2016, there have been no material changes to the critical accounting policies contained therein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our principal market risk relates to interest rate sensitivity, which is the risk that changes in interest rates will reduce our net income or net assets. Our variable rate debt consists of borrowings under the Term Loan Facility and Revolving Credit Facility. Our current interest rate on the Term Loan Facility is based on the Eurodollar rate (subject to a 1.00% floor) plus an applicable margin of 4.75% to 5.00%. Our interest rate on the Revolving Credit Facility is based on the Eurodollar rate or the Base Rate (as defined in the Revolving Credit Facility) with applicable margins subject to a pricing grid based on excess availability. As of July 30, 2016, a one percentage point increase in the interest rate on our variable rate debt would result in additional interest expense of approximately $550 for the $55,023 of borrowings outstanding under the Term Loan Facility and Revolving Credit Facility as of such date, calculated on an annual basis.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of July 30, 2016.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended July 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Because substantially all of our products are distributed from one location, our operations could also be interrupted by labor difficulties, or by floods, fires, earthquakes or other natural disasters near such facility. For example, a majority of our ocean shipments go through the ports in Los Angeles, which had previously been subject to significant processing delays due to labor issues involving the port workers. We maintain business interruption insurance. These policies, however, may not adequately protect us from the adverse effects that could result from significant disruptions to our distribution system, including those that may arise from the migration. If we encounter problems with any of our distribution systems, our ability to meet customer expectations, manage inventory, complete sales and achieve targeted operating efficiencies could be harmed. Any of the foregoing factors could have a material adverse effect on our business, financial condition and operating results.

Kellwood has provided us with certain key services for our business since the IPO. We have substantially completed the transition of some of such services to our own systems or processes, and are in the process of transitioning the rest of the services to internal and external resources. If we cannot successfully implement the necessary new systems, processes and functions, or complete the transition of the remaining services from Kellwood, our business, financial condition, results of operations and cash flows could be materially harmed.

Since the IPO and Restructuring Transactions, we have relied on certain administrative and operational support functions and systems of Kellwood to run our business pursuant to a Shared Services Agreement (the “Shared Services Agreement”), dated November 27, 2013, by and between Kellwood and us. To date, we have completed the implementation of our own point-of-sale system, third party e-commerce platform, human resource recruitment system, distribution applications, and network infrastructure. The new systems we have recently implemented may not, initially or at all, operate as successfully as the systems we historically used as such systems were highly customized or proprietary. Moreover, the processes and functions that were transitioned to our internal capabilities may not achieve the appropriate levels of operational efficiency in a timely manner, or at all. In addition, we have transitioned certain support services, including e-commerce operations, distribution, logistics, accounting, payroll, benefits administration, and information technology support for our systems implemented to either internal or external resources. We are currently in the process of transitioning the remainder of the Kellwood systems and services, including tax, accounts payable, credit and collections, as well as our own enterprise resource planning (“ERP”) and supporting systems and related IT support services, and we expect to complete such transition by the end of fiscal 2016. We have engaged third party service providers to assume tax, accounts payable, collections as well as information technology support functions from Kellwood and are in the process of integrating the service providers into our processes. The third party service providers may be unable to effectively replace the functions historically provided by Kellwood in a manner that meets our business needs.  If we are unable to successfully implement these new systems, processes and functions, or fail to complete the transition of the remaining systems and functions from Kellwood in a timely manner or as planned, we may be forced to adopt more costly, less capable alternatives to replace those systems and functions and our business and results of operations, cash flows and liquidity may be materially and adversely affected.

The Shared Services Agreement governs the provisions of certain support services to us, including distribution, information technology and back office support by Kellwood, as described above. Kellwood will provide these services until we elect to terminate the provision thereof in accordance with the terms of the agreement. The Shared Services Agreement will terminate automatically upon the termination of all services provided thereunder, unless earlier terminated by either party in connection with the other party’s material breach upon 30 days prior notice to such defaulting party. After termination of the agreement, Kellwood will have no obligation to provide any services to us. See “Shared Services Agreement” under Note 11 “Related Party Transactions” to the Unaudited Consolidated Financial Statements included in this quarterly report on Form 10-Q for further details. As of July 30, 2016, we have terminated some of the services provided by Kellwood upon completion of the transition of such services to our own resources and have given notice to Kellwood of our intent to terminate the remaining services once the transition of those services is complete. If Kellwood encounters any operational or financial issues during the remainder of the transitional period which impact its ability to provide services pursuant to the Shared Services Agreement, or any failure or significant downtime in our own financial or administrative systems or in Kellwood’s financial or administrative systems occurs during such period, our business could be materially harmed.

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

Signature	Title	Date

/s/ David Stefko David Stefko	Executive Vice President, Chief Financial Officer (as duly authorized officer and principal financial officer)	September 8, 2016