Form 10-Q
period 2016-10-29
VINCE HOLDING CORP.
filed 2016-12-08
CIK 1579157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 2016

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

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Common Stock	Outstanding at November 30, 2016
Common Stock, $0.01 par value per share	49,421,024 shares

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data, unaudited)

	October 29,	January 30,
	2016	2016
Assets
Current assets:
Cash and cash equivalents	$20,705	$6,230
Trade receivables, net	16,613	9,400
Inventories, net	34,420	36,576
Prepaid expenses and other current assets	8,736	8,027
Total current assets	80,474	60,233
Property, plant and equipment, net	46,097	37,769
Intangible assets, net	108,597	109,046
Goodwill	63,746	63,746
Deferred income taxes and other assets	97,429	92,774
Total assets	$396,343	$363,568

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$23,790	$28,719
Accrued salaries and employee benefits	2,738	5,755
Other accrued expenses	13,226	37,174
Total current liabilities	39,754	71,648
Long-term debt	50,736	57,615
Deferred rent	16,795	14,965
Other liabilities	140,843	140,838

Commitments and contingencies (Note 8)

Stockholders' equity:
Common stock at $0.01 par value (100,000,000 shares authorized, 49,417,711 and 36,779,417 shares issued and outstanding at October 29, 2016 and January 30, 2016, respectively)	494	368
Additional paid-in capital	1,082,775	1,012,677
Accumulated deficit	(934,989)	(934,478)
Accumulated other comprehensive loss	(65)	(65)
Total stockholders' equity	148,215	78,502
Total liabilities and stockholders' equity	$396,343	$363,568

See notes to unaudited condensed consolidated financial statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data, unaudited)

	Three Months Ended		Nine Months Ended
	October 29,	October 31,	October 29,	October 31,
	2016	2015	2016	2015
Net sales	$75,973	$80,859	$204,320	$220,694
Cost of products sold	38,015	40,854	110,717	129,159
Gross profit	37,958	40,005	93,603	91,535
Selling, general and administrative expenses	31,895	27,662	95,343	80,633
Income (loss) from operations	6,063	12,343	(1,740)	10,902
Interest expense, net	1,023	1,428	2,909	4,367
Other expense, net	191	899	379	1,390
Income (loss) before income taxes	4,849	10,016	(5,028)	5,145
Provision (benefit) for income taxes	1,469	4,123	(4,517)	1,824
Net income (loss)	$3,380	$5,893	$(511)	$3,321
Earnings (loss) per share:
Basic earnings (loss) per share	$0.07	$0.16	$(0.01)	$0.09
Diluted earnings (loss) per share	$0.07	$0.16	$(0.01)	$0.09
Weighted average shares outstanding:
Basic	49,287,448	36,775,443	45,419,661	36,767,770
Diluted	49,479,905	36,816,972	45,419,661	37,633,633

See notes to unaudited condensed consolidated financial statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands, unaudited)

	Three Months Ended		Nine Months Ended
	October 29,	October 31,	October 29,	October 31,
	2016	2015	2016	2015
Net income (loss)	$3,380	$5,893	$(511)	$3,321
Comprehensive income (loss)	$3,380	$5,893	$(511)	$3,321

See notes to unaudited condensed consolidated financial statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands, unaudited)

	Nine Months Ended
	October 29,	October 31,
	2016	2015
Operating activities
Net income (loss)	$(511)	$3,321
Add (deduct) items not affecting operating cash flows:
Depreciation and amortization	6,203	6,240
Provision for inventories	815	17,988
Deferred rent	596	1,536
Deferred income taxes	(4,710)	2,871
Share-based compensation expense	1,383	706
Other	456	1,268
Changes in assets and liabilities:
Receivables, net	(7,213)	14,929
Inventories	1,341	(24,464)
Prepaid expenses and other current assets	9	848
Accounts payable and accrued expenses	(32,706)	(1,904)
Other assets and liabilities	185	795
Net cash (used in) provided by operating activities	(34,152)	24,134
Investing activities
Payments for capital expenditures	(12,677)	(14,107)
Net cash used in investing activities	(12,677)	(14,107)
Financing activities
Proceeds from borrowings under the Revolving Credit Facility	118,567	108,423
Repayment of borrowings under the Revolving Credit Facility	(125,767)	(98,514)
Repayment of borrowings under the Term Loan Facility	—	(20,000)
Proceeds from common stock issuance, net of transaction costs	63,773	—
Stock option exercise and issuance of common stock under employee stock purchase plan	4,731	175
Fees paid for Term Loan Facility and Revolving Credit Facility	—	(99)
Net cash provided by (used in) financing activities	61,304	(10,015)
Increase in cash and cash equivalents	14,475	12
Cash and cash equivalents, beginning of period	6,230	112
Cash and cash equivalents, end of period	$20,705	$124

Supplemental Disclosures of Cash Flow Information
Cash payments on TRA obligation	$22,262	$—
Cash payments for interest	2,107	2,945
Cash payments for income taxes, net of refunds	319	1,235
Supplemental Disclosures of Non-Cash Investing and Financing Activities
Capital expenditures in accounts payable and accrued liabilities	1,447	517

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

(A) Description of Business: Established in 2002, Vince is a global luxury brand best known for utilizing luxe fabrications and innovative techniques to create a product assortment that combines urban utility and modern effortless style. From its edited core collection of ultra-soft cashmere knits and cotton tees, Vince has evolved into a global lifestyle brand and destination for both women’s and men’s apparel and accessories. The Company reaches its customers through a variety of channels, specifically through major wholesale department stores and specialty stores in the United States (“U.S.”) and select international markets, as well as through the Company’s branded retail locations and the Company’s website. The Company designs products in the U.S. and sources the vast majority of products from contract manufacturers outside the U.S., primarily in Asia and South America. Products are manufactured to meet the Company’s product specifications and labor standards.

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

The condensed consolidated financial statements include the Company’s accounts and the accounts of the Company’s wholly-owned subsidiaries as of October 29, 2016. All intercompany accounts and transactions have been eliminated. In the opinion of management, the financial statements contain all adjustments (consisting solely of normal recurring adjustments) and disclosures necessary to make the information presented therein not misleading. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or the fiscal year as a whole.

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

The Company used a portion of the net proceeds received from the Rights Offering and related Investment Agreement to (1) repay the amount owed by the Company under the Tax Receivable Agreement with Sun Cardinal, for itself and as a representative of the other stockholders party thereto, for the tax benefit with respect to the 2014 taxable year including accrued interest, totaling $22,262 (see Note 11 “Related Party Transactions” for additional details), and (2) repay all then outstanding indebtedness, totaling $20,000, under the Revolving Credit Facility. The Company intends to use the remaining net proceeds, which funds are held by Vince Holding Corp. until needed by its operating subsidiary, for additional strategic investments and general corporate purposes, which may include future amounts owed by the Company under the Tax Receivable Agreement.

Management believes that the Company’s cash and cash equivalents, expected cash flow from operations and amounts available under the Revolving Credit Facility will be sufficient to comply with any covenants under the Term Loan Facility and the Revolving Credit Facility, fund the Company’s debt service requirements, fund the Company’s obligations under the Tax Receivable Agreement, and fund planned capital expenditures and working capital needs for at least the next twelve months. However, there can be no assurance that the Company will be able to achieve its strategic initiatives in the future and failure to do so would have a significant adverse effect on the Company’s operations.

Note 2. Goodwill and Intangible Assets

Net goodwill balances and changes therein by segment are as follows:

(in thousands)	Wholesale	Direct-to-consumer	Total Net Goodwill
Balance as of October 29, 2016	$41,435	$22,311	$63,746
Balance as of January 30, 2016	$41,435	$22,311	$63,746

The total carrying amount of goodwill for all periods presented was net of accumulated impairments of $46,942.

Identifiable intangible assets summary:

(in thousands)	Gross Amount	Accumulated Amortization	Net Book Value
Balance as of October 29, 2016
Amortizable intangible assets:
Customer relationships	$11,970	$(5,223)	$6,747
Indefinite-lived intangible assets:
Trademarks	101,850	—	101,850
Total intangible assets	$113,820	$(5,223)	$108,597

(in thousands)	Gross Amount	Accumulated Amortization	Net Book Value
Balance as of January 30, 2016
Amortizable intangible assets:
Customer relationships	$11,970	$(4,774)	$7,196
Indefinite-lived intangible assets:
Trademarks	101,850	—	101,850
Total intangible assets	$113,820	$(4,774)	$109,046

Amortization of identifiable intangible assets was $150 and $149 for the three months ended October 29, 2016 and October 31, 2015, respectively, and $449 and $448 for the nine months ended October 29, 2016 and October 31, 2015, respectively. The estimated amortization expense for identifiable intangible assets is $598 for each fiscal year for the next five fiscal years.

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

The Company did not have any non-financial assets or non-financial liabilities recognized at fair value on a recurring basis at October 29, 2016 or January 30, 2016. At October 29, 2016 and January 30, 2016, the Company believes that the carrying value of cash and cash equivalents, receivables and accounts payable approximates fair value, due to the short maturity of these instruments and would be measured using Level 1 inputs. As the Company’s debt obligations as of October 29, 2016 are at variable rates, the fair value approximates the carrying value of the Company’s debt and would be measured using Level 2 inputs.

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

Note 4. Long-Term Debt and Financing Arrangements

Long-term debt consisted of the following as of October 29, 2016 and January 30, 2016:

	October 29,	January 30,
(in thousands)	2016	2016
Term Loan Facility	$45,000	$45,000
Revolving Credit Facility	7,800	15,000
Total long-term debt principal	52,800	60,000
Less: Deferred financing costs	2,064	2,385
Total long-term debt	$50,736	$57,615

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

The Term Loan Facility contains a requirement that Vince, LLC and Vince Intermediate maintain a “Consolidated Net Total Leverage Ratio” as of the last day of any period of four fiscal quarters not to exceed 3.25 to 1.00. In addition, the Term Loan Facility contains customary representations and warranties, other covenants, and events of default, including but not limited to, limitations on the incurrence of additional indebtedness, liens, negative pledges, guarantees, investments, loans, asset sales, mergers, acquisitions, prepayment of other debt, the repurchase of capital stock, transactions with affiliates, and the ability to change the nature of its business or its fiscal year, and distributions and dividends. The Term Loan Facility generally permits dividends to the extent that no default or event of default is continuing or would result from the contemplated dividend and the pro forma Consolidated Net Total Leverage Ratio after giving effect to such contemplated dividend is at least 0.25 lower than the maximum Consolidated Net Total Leverage Ratio for such quarter in an amount not to exceed the excess available amount, as defined in the loan agreement. All obligations under the Term Loan Facility are guaranteed by VHC and any future material domestic restricted subsidiaries of Vince, LLC and secured by a lien on substantially all of the assets of VHC, Vince, LLC and Vince Intermediate and any future material domestic restricted subsidiaries. As of October 29, 2016, the Company was in compliance with applicable financial covenants.

Through October 29, 2016, on an inception to date basis, the Company has made voluntary prepayments totaling $130,000 in the aggregate on the original $175,000 Term Loan Facility entered into on November 27, 2013. Of the $130,000 of aggregate voluntary prepayments made to date, $0 was paid during the nine months ended October 29, 2016. As of October 29, 2016, the Company had $45,000 of debt outstanding under the Term Loan Facility.

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

The Revolving Credit Facility contains representations and warranties, other covenants and events of default that are customary for this type of financing, including limitations on the incurrence of additional indebtedness, liens, negative pledges, guarantees, investments, loans, asset sales, mergers, acquisitions, prepayment of other debt, the repurchase of capital stock, transactions with affiliates, and the ability to change the nature of its business or its fiscal year. The Revolving Credit Facility generally permits dividends in the absence of any event of default (including any event of default arising from the contemplated dividend), so long as (i) after giving pro forma effect to the contemplated dividend, for the following six months Excess Availability will be at least the greater of 20% of the adjusted loan cap and $10,000 and (ii) after giving pro forma effect to the contemplated dividend, the “Consolidated Fixed Charge Coverage Ratio” for the 12 months preceding such dividend shall be greater than or equal to 1.0 to 1.0 (provided that the Consolidated Fixed Charge Coverage Ratio may be less than 1.0 to 1.0 if, after giving pro forma effect to the contemplated dividend, Excess Availability for the six fiscal months following the dividend is at least the greater of 35% of the adjusted loan cap and $15,000).  As of October 29, 2016, the Company was in compliance with applicable financial covenants.

As of October 29, 2016, $31,980 was available under the Revolving Credit Facility, net of the amended loan cap, and there were $7,800 of borrowings outstanding and $7,474 of letters of credit outstanding under the Revolving Credit Facility. The weighted average interest rate for borrowings outstanding under the Revolving Credit Facility as of October 29, 2016 was 4.0%.

As of January 30, 2016, there was $15,000 of borrowings outstanding and $7,522 of letters of credit outstanding under the Revolving Credit Facility. The weighted average interest rate for borrowings outstanding under the Revolving Credit Facility as of January 30, 2016 was 2.1%.

Note 5. Inventory

Inventories consist of the following:

	October 29,	January 30,
(in thousands)	2016	2016
Finished goods	$37,264	$49,837
Less: reserves	(2,844)	(13,261)
Total inventories, net	$34,420	$36,576

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

Prior to the IPO, the 2010 Option Plan, as amended, provided for the grant of options to acquire up to 2,752,155 shares of Kellwood Company common stock. The options granted pursuant to the 2010 Option Plan (i) vest in five equal installments on the first, second, third, fourth and fifth anniversaries of the grant date, subject to the employee’s continued employment, and (ii) expire on the earlier of the tenth anniversary of the grant date or upon termination of employment. The Company will not grant any future awards under the 2010 Option Plan. Future awards will be granted under the Vince 2013 Incentive Plan described further below. As of October 29, 2016, there are no options outstanding under the 2010 Stock Option Plan.

Vince 2013 Incentive Plan

In connection with the IPO, the Company adopted the Vince 2013 Incentive Plan, which provides for grants of stock options, stock appreciation rights, restricted stock and other stock-based awards. The aggregate number of shares of common stock which may be issued or used for reference purposes under the Vince 2013 Incentive Plan or with respect to which awards may be granted may not exceed 3,400,000 shares. The shares available for issuance under the Vince 2013 Incentive Plan may be, in whole or in part, either authorized and unissued shares of the Company’s common stock or shares of common stock held in or acquired for the Company’s treasury. In general, if awards under the Vince 2013 Incentive Plan are cancelled for any reason, or expire or terminate unexercised, the shares covered by such award may again be available for the grant of awards under the Vince 2013 Incentive Plan. As of October 29, 2016, there were 1,020,241 shares under the Vince 2013 Incentive Plan available for future grants. Options granted pursuant to the Vince 2013 Incentive Plan (i) vest in equal installments over two, three or four years or at 33 1/3% per year beginning in year two, over four years, subject to the employees’ continued employment, and (ii) expire on the earlier of the tenth anniversary of the grant date or upon termination as outlined in the Vince 2013 Incentive Plan. Options granted to the non-employee consultants vest 50% after one year, 25% after 18 months and 25% after two years and expire on the earlier of the tenth anniversary of the grant date or upon termination as outlined in their grant agreements pursuant to the Vince 2013 Incentive Plan. Restricted stock units granted vest in equal installments over a three year period or vest in equal installments over four years, subject to the employees’ continued employment.

Employee Stock Purchase Plan

The Company maintains an employee stock purchase plan (“ESPP”) for its employees. Under the ESPP, all eligible employees may contribute up to 10% of their base compensation, up to a maximum contribution of $10 per year. The purchase price of the stock is 90% of the fair market value, with purchases executed on a quarterly basis. The plan is defined as compensatory, and accordingly, a charge for compensation expense is recorded to selling, general and administrative expense for the difference between the fair market value and the discounted purchase price of the Company’s Stock. As of October 29, 2016, 9,248 shares of common stock have been issued under the ESPP.

Stock Options

A summary of stock option activity for both employees and non-employees during the nine months ended October 29, 2016 is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 30, 2016	2,879,735	$4.61	8.7	$2,402
Granted	703,951	$5.78
Exercised	(807,545)	$5.79
Forfeited or expired	(531,346)	$4.75
Outstanding at October 29, 2016	2,244,795	$4.52	9.2	$2,064

Vested and exercisable at October 29, 2016	206,082	$4.29	8.9	$237

Of the above outstanding shares, 1,968,008 are vested or expected to vest.

Restricted Stock Units

A summary of restricted stock unit activity under the Vince 2013 Incentive Plan during the nine months ended October 29, 2016 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Nonvested restricted stock units at January 30, 2016	29,532	$12.22
Granted	99,478	$5.80
Vested	(3,320)	$16.91
Forfeited	(2,559)	$5.98
Nonvested restricted stock units at October 29, 2016	123,131	$7.03

Share-Based Compensation Expense

The Company recognized share-based compensation expense of $638 and $1,383, including $296 and $709, respectively, of expense related to non-employees, during the three and nine months ended October 29, 2016. The Company recognized a net reversal, primarily due to option forfeitures as a result of executive departures, of $95 and expense of $706 during the three and nine months ended October 31, 2015, respectively.

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

The following is a reconciliation of weighted average basic shares to weighted average diluted shares outstanding:

	Three Months Ended		Nine Months Ended
	October 29,	October 31,	October 29,	October 31,
	2016	2015	2016	2015
Weighted-average shares—basic	49,287,448	36,775,443	45,419,661	36,767,770
Effect of dilutive equity securities	192,457	41,529	—	865,863
Weighted-average shares—diluted	49,479,905	36,816,972	45,419,661	37,633,633

Because the Company incurred a net loss for the nine months ended October 29, 2016, weighted-average basic shares and weighted-average diluted shares outstanding are equal for this period.

For the three months ended October 29, 2016 and October 31, 2015, 764,431 and 649,236 options to purchase shares of the Company’s common stock, respectively, were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive.  For the nine months ended October 29, 2016 and October 31, 2015, 723,620 and 617,078 options to purchase shares of the Company’s common stock, respectively, were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive.

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

The following is a reconciliation of the accrued severance and employee related benefits associated with the above charge included within total current liabilities on the condensed consolidated balance sheet:

(in thousands)
Balance at January 30, 2016	$1,837
Cash payments	(714)
Balance at April 30, 2016	1,123
Cash payments	(490)
Balance at July 30, 2016	633
Cash payments	(277)
Balance at October 29, 2016	$356

Litigation

The Company is a party to legal proceedings, compliance matters and environmental claims that arise in the ordinary course of our business. Although the outcome of such items cannot be determined with certainty, management believes that the ultimate outcome of these items, individually and in the aggregate, will not have a material adverse impact on the Company’s financial position, results of operations or cash flows.

Note 9. Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued guidance which clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. The guidance is effective for interim and annual periods beginning after December 15, 2017 and should be applied using a retrospective transition method to each period presented. The Company is currently evaluating the impact of adopting this guidance on the consolidated statement of cash flows.

In March 2016, the FASB issued guidance regarding share-based compensation, to simplify the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This guidance is effective for interim and annual periods beginning after December 15, 2016. This new guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued a new lease accounting standard, which requires lessees to recognize right-of-use lease assets and lease liabilities on the balance sheet for those leases currently classified as operating leases. The guidance is required to be adopted retrospectively by restating all years presented in the Company’s financial statements. The guidance is effective for interim and annual periods beginning after December 15, 2018. The Company is currently evaluating the impact of adopting this guidance on the consolidated financial statements.

In November 2015, the FASB issued new guidance on the balance sheet classification of deferred taxes, which requires entities to classify deferred tax assets and liabilities as noncurrent in the consolidated balance sheet. Currently deferred tax assets and liabilities must be classified as current and noncurrent amounts in the consolidated balance sheet. This guidance is effective for financial statements issued for interim and annual periods beginning after December 15, 2016. The guidance may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company will reclassify deferred tax balances, as required.

In July 2015, the FASB issued new guidance on accounting for inventory, which requires entities to measure inventory at the lower of cost and net realizable value. This guidance is effective for interim and annual periods beginning on or after December 15, 2016. This new guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

In May 2014, the FASB issued new guidance on revenue recognition accounting, which requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Since its issuance, the FASB has amended several aspects of the new guidance. In August 2015, the FASB elected to defer the effective dates. The updated guidance is now effective for interim and annual periods beginning on or after December 15, 2017. Early adoption is permitted for interim and annual periods beginning after December 15, 2016. The Company is currently evaluating the impact of the adoption of the new guidance on its consolidated financial statements.

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

Summary information for the Company’s reportable segments is presented below.

	Three Months Ended		Nine Months Ended
	October 29,	October 31,	October 29,	October 31,
(in thousands)	2016	2015	2016	2015
Net Sales:
Wholesale	$51,219	$56,505	$135,614	$153,104
Direct-to-consumer	24,754	24,354	68,706	67,590
Total net sales	$75,973	$80,859	$204,320	$220,694
Income (loss) from Operations:
Wholesale	$18,416	$22,233	$39,422	$44,249
Direct-to-consumer	990	1,526	2,344	1,970
Subtotal	19,406	23,759	41,766	46,219
Unallocated expenses	(13,343)	(11,416)	(43,506)	(35,317)
Total income (loss) from operations	$6,063	$12,343	$(1,740)	$10,902

There were no material changes in assets by reportable segment except for unallocated corporate assets which increased from $280,378 at January 30, 2016 to $302,530 at October 29, 2016.

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

The Company is invoiced by Kellwood monthly for the services provided under the Shared Services Agreement and generally is required to pay within 15 business days of receiving such invoice. The payments will be trued-up and can be disputed once each fiscal quarter. For the three months ended October 29, 2016 and October 31, 2015 the Company recognized $635 and $2,272, respectively, of expense within the condensed consolidated statements of operations for services provided under the Shared Services Agreement. For the nine months ended October 29, 2016 and October 31, 2015, the Company recognized $4,040 and $6,837, respectively, of expense within the condensed consolidated statements of operations for services provided under the Shared Services Agreement. As of October 29, 2016, the Company has recorded $478 in other accrued expenses to recognize amounts payable to Kellwood under the Shared Services Agreement.

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

The Company had expected to make a required payment under the Tax Receivable Agreement in the fourth quarter of 2015. As a result of lower than expected cash from operations due to weaker than projected performance, and the level of projected availability under the Company’s Revolving Credit Facility, management concluded that the Company would not be able to fund the payment when due.  Accordingly, on September 1, 2015, the Company entered into an amendment to the Tax Receivable Agreement with Sun Cardinal, LLC, an affiliate of Sun Capital Partners, Inc., for itself and as a representative of the other stockholders parties thereto. Pursuant to this amendment, Sun Cardinal agreed to postpone payment of the tax benefit with respect to the 2014 taxable year, estimated at $21,762 plus accrued interest, to September 15, 2016. The amendment to the Tax Receivable Agreement also waived the application of a default interest rate at LIBOR plus 500 basis points per annum on the postponed payment. The interest rate on the postponed payment remained at LIBOR plus 200 basis points per annum. As a condition of the Investment Agreement, the Company repaid its obligation, including accrued interest, totaling $22,262, with respect to the 2014 taxable year under the Tax Receivable Agreement upon the closing of the Rights Offering.

As of October 29, 2016, the Company’s total obligation under the Tax Receivable Agreement is estimated to be $148,167, of which $7,324 is included as a component of other accrued expenses and $140,843 is included as a component of other liabilities on the condensed consolidated balance sheet. The tax benefit payment, plus accrued interest, with respect to the 2015 taxable year is expected to be paid in the fourth quarter of 2016. There is a remaining term of seven years under the Tax Receivable Agreement. During the nine months ended October 29, 2016, the obligation under the Tax Receivable Agreement was adjusted in connection with the reversal of certain valuation allowances. The adjustment resulted in a net increase of $16 to the liability under the Tax Receivable Agreement with the corresponding net increase accounted for as an adjustment to other expense, net on the Condensed Consolidated Statement of Operations.

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

The Company used a portion of the net proceeds received from the Rights Offering and related Investment Agreement to (1) repay the amount owed by the Company under the Tax Receivable Agreement (as discussed above) with Sun Cardinal, for itself and as a representative of the other stockholders party thereto, for the tax benefit with respect to the 2014 taxable year including accrued interest, totaling $22,262, and (2) repay all then outstanding indebtedness, totaling $20,000, under the Company’s Revolving Credit Facility. The Company intends to use the remaining net proceeds, which funds are held by Vince Holding Corp. until needed by its operating subsidiary, for additional strategic investments and general corporate purposes, which may include future amounts owed by the Company under the Tax Receivable Agreement.

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

During the three months ended October 29, 2016 and October 31, 2015, the Company incurred expenses of $27 and $3, respectively, under the Sun Capital Consulting Agreement. During the nine months ended October 29, 2016 and October 31, 2015, the Company incurred expenses of $80 and $32, respectively, for reimbursement of expenses under the Sun Capital Consulting Agreement.

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

Executive Overview

Established in 2002, Vince is a global luxury brand best known for utilizing luxe fabrications and innovative techniques to create a product assortment that combines urban utility and modern effortless style. From its edited core collection of ultra-soft cashmere knits and cotton tees, Vince has evolved into a global lifestyle brand and destination for both women’s and men’s apparel and accessories. Vince products are sold in prestige distribution worldwide, including approximately 2,400 distribution locations across approximately 40 countries. While we have recently experienced a slowdown in sales growth, we believe that we can generate growth by improving and expanding our product offering, expanding our selling into international markets, and growing our own branded retail and e-commerce direct-to-consumer businesses.

We serve our customers through a variety of channels that reinforce the Vince brand image. Our diversified channel strategy allows us to introduce our products to customers through multiple distribution points that are reported in two segments: wholesale and direct-to-consumer.

As of October 29, 2016, our products are sold at 2,337 doors through our wholesale partners in the U.S. and international markets and we operated 54 retail stores, including 40 full price stores and 14 outlet stores, throughout the United States.

The following is a summary of highlights during the three months ended October 29, 2016:

•	Our net sales totaled $75,973, reflecting a 6.0% decrease compared to prior year net sales of $80,859.
•	Our wholesale net sales decreased 9.4% to $51,219 and our direct-to-consumer net sales increased 1.6% to $24,754. Comparable sales including e-commerce declined 11.7% compared to last year.
•

We continue to incur costs associated with certain strategic investments within cost of products sold and selling, general and administrative expenses that we believe will facilitate achieving our long-term goals. We incurred charges of $1,588 and $5,316 during the three and nine months ended October 29, 2016 related to (i) the migration of our distribution facilities to a new third party service provider; (ii) the realignment of our supplier base; (iii) the transition of information technology systems and infrastructure in-house from Kellwood; (iv) the estimated impact of our strategic decision regarding handbags; and (v) our brand update initiatives.

•

Net income for the quarter was $3,380, or $0.07 per diluted share, compared to $5,893, or $0.16 per diluted share, in the prior year third quarter. Net income in the prior year included pre-tax income of $1,986 associated with the recovery of inventory write-downs taken in the second quarter of 2015 and pre-tax expense of $164 related to net management transition costs associated with employee departures.

•	We opened two new retail stores during the three months ended October 29, 2016.
•

As of October 29, 2016, we had $52,800 of total debt principal outstanding, comprised of $45,000 outstanding under our Term Loan Facility and $7,800 outstanding on our Revolving Credit Facility, as well as $20,705 of cash and cash equivalents.

•	We continued to invest in new stores and infrastructure related to our IT migration efforts.

Results of Operations

The following table presents our operating results as a percentage of net sales, as well as earnings per share data for the three and nine months ended October 29, 2016 and October 31, 2015:

	Three Months Ended				Nine Months Ended
	October 29, 2016		October 31, 2015		October 29, 2016		October 31, 2015

(In thousands, except share data, store and door counts and percentages)
Statements of Operations:
Net sales	$75,973	100.0%	$80,859	100.0%	$204,320	100.0%	$220,694	100.0%
Cost of products sold	38,015	50.0%	40,854	50.5%	110,717	54.2%	129,159	58.5%
Gross profit	37,958	50.0%	40,005	49.5%	93,603	45.8%	91,535	41.5%
Selling, general and administrative expenses	31,895	42.0%	27,662	34.2%	95,343	46.7%	80,633	36.6%
Income (loss) from operations	6,063	8.0%	12,343	15.3%	(1,740)	(0.9)%	10,902	4.9%
Interest expense, net	1,023	1.3%	1,428	1.8%	2,909	1.4%	4,367	2.0%
Other expense, net	191	0.3%	899	1.1%	379	0.2%	1,390	0.6%
Income (loss) before income taxes	4,849	6.4%	10,016	12.4%	(5,028)	(2.5)%	5,145	2.3%
Provision (benefit) for income taxes	1,469	2.0%	4,123	5.1%	(4,517)	(2.2)%	1,824	0.8%
Net income (loss)	$3,380	4.4%	$5,893	7.3%	$(511)	(0.3)%	$3,321	1.5%
Earnings (loss) per share:
Basic earnings (loss) per share	$0.07		$0.16		$(0.01)		$0.09
Diluted earnings (loss) per share	$0.07		$0.16		$(0.01)		$0.09
Other Operating and Financial Data:
Total wholesale doors at end of period	2,337		2,539		2,337		2,539
Total stores at end of period	54		46		54		46
Comparable sales growth (1) (2)	-11.7%		-12.5%		-14.1%		1.1%

(1)

Comparable sales include our e-commerce sales in order to align with how the Company manages its brick-and-mortar retail stores and e-commerce online store as a combined single direct-to-consumer segment. As a result of our omni-channel sales and inventory strategy, as well as cross-channel customer shopping patterns, there is less distinction between our brick-and-mortar retail stores and our e-commerce online store and we believe the inclusion of e-commerce sales in our comparable sales metric is a more meaningful representation of these results and provides a more comprehensive view of our year over year comparable store metric.

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

Three Months Ended October 29, 2016 Compared to Three Months Ended October 31, 2015

Net sales for the three months ended October 29, 2016 were $75,973, decreasing $4,886, or 6.0%, versus $80,859 for the three months ended October 31, 2015. Net sales by reportable segment are as follows:

	Three Months Ended
	October 29,	October 31,
(in thousands)	2016	2015
Wholesale	$51,219	$56,505
Direct-to-consumer	24,754	24,354
Total net sales	$75,973	$80,859

Net sales from our wholesale segment decreased $5,286, or 9.4%, to $51,219 in the three months ended October 29, 2016 from $56,505 in the three months ended October 31, 2015, primarily driven by a planned reduction in off-price orders.

Net sales from our direct-to-consumer segment increased $400, or 1.6%, to $24,754 in the three months ended October 29, 2016 from $24,354 in the three months ended October 31, 2015. Non-comparable sales contributed $3,143 of sales growth, which was partly offset by a decline in comparable sales of $2,743, or 11.7%, including e-commerce, reflecting a decline in average order value as well as a decline in the number of transactions due to lower traffic and a reduction in promotional activity. Since October 31, 2015, 8 new stores have opened, bringing our total retail store count to 54 as of October 29, 2016, compared to 46 as of the end of the prior year period.

Gross profit decreased 5.1% to $37,958 for the three months ended October 29, 2016 versus $40,005 in the prior year third quarter. As a percentage of sales, gross margin was 50.0%, compared with 49.5% in the prior year third quarter. Gross profit and margin were favorably impacted in the prior year by $1,986 associated with the recovery of inventory write-downs taken in the second quarter of 2015. The total gross margin rate increase was primarily driven by the following factors:

•	The favorable change in channel mix, including the impact from decreased off-price penetration, contributed approximately 450 basis points of improvement;
•	The favorable impact from a decrease in the rate of sales allowances and reduced discounts contributed approximately 450 basis points of improvement; and
•	The unfavorable impact from year-over-year adjustments to inventory reserves contributed negatively by approximately 600 basis points.

Selling, general and administrative (“SG&A”) expenses for the three months ended October 29, 2016 were $31,895, increasing $4,233, or 15.3%, versus $27,662 for the three months ended October 31, 2015. SG&A expenses as a percentage of sales were 42.0% and 34.2% for the three months ended October 29, 2016 and October 31, 2015, respectively. As we continue to invest in initiatives that we believe will drive future growth, our SG&A expenses as a percentage of sales have deleveraged. The increase in SG&A expenses compared to the prior fiscal year period is primarily due to:

•	Increased consulting fees of $1,313 largely driven by expenses associated with the consulting agreements with our co-founders;
•	Increased rent and occupancy costs of $1,094 primarily due to new retail store openings; and
•

Certain strategic investment increases of $1,585 related to the transition of the information technology systems and infrastructure in-house from Kellwood and costs related to our brand update initiatives.

The above increases were partially offset by a decrease in professional search fees primarily due to $615 of executive search costs incurred in the prior year as a result of management departures.

Income from operations by segment for the three months ended October 29, 2016 and October 31, 2015 is summarized in the following table:

	Three Months Ended
	October 29,	October 31,
	2016	2015
(in thousands)
Wholesale	$18,416	$22,233
Direct-to-consumer	990	1,526
Subtotal	19,406	23,759
Unallocated expenses	(13,343)	(11,416)
Total income from operations	$6,063	$12,343

Operating income from our wholesale segment decreased $3,817, or 17.2%, to $18,416 in the three months ended October 29, 2016 from $22,233 in the three months ended October 31, 2015. This decrease was primarily driven by a decrease in gross margin, including the unfavorable impact from year-over-year adjustments in inventory reserves, and the sales volume decrease discussed above.

Operating income from our direct-to-consumer segment decreased $536, or 35.1%, to $990 in the three months ended October 29, 2016 from $1,526 in the three months ended October 31, 2015. The decrease resulted primarily from the impact of higher SG&A expenses associated with the 8 new stores that have opened since the end of the prior year third quarter, partly offset by an increase in gross margin, including the favorable impact from year-over-year adjustments in inventory reserves.

Unallocated corporate expenses are comprised of selling, general and administrative expenses attributable to corporate and administrative activities (such as marketing, design, finance, information technology, legal and human resources departments), and other charges that are not directly attributable to our reportable segments.

Interest expense decreased $405, or 28.4%, to $1,023 in the three months ended October 29, 2016 from $1,428 in the three months ended October 31, 2015. The reduction in interest expense is primarily due to lower overall debt balances as a result of voluntary prepayments on our Term Loan Facility during the nine months ended October 31, 2015 and reduced borrowings under the Revolving Credit Facility.

Other expense, net decreased $708, or 78.8%, to $191 in the three months ended October 29, 2016 from $899 in the three months ended October 31, 2015 primarily due to an $801 adjustment to the obligation under the Tax Receivable Agreement with the Pre-IPO Stockholders recorded in the prior year.

Provision for income taxes for the three months ended October 29, 2016 was $1,469 as compared to $4,123 for the three months ended October 31, 2015. Our effective tax rate on pretax income for the three months ended October 29, 2016 and October 31, 2015 was 30.3% and 41.2%, respectively. The effective tax rate for the three months ended October 29, 2016 differed from the U.S. statutory rate of 35% primarily due to the impact of certain non-deductible executive compensation costs and state taxes, offset by the impact of a change in projected pre-tax income. The effective tax rate for the three months ended October 31, 2015 differed from the U.S. statutory rate of 35% primarily due to state taxes and non-deductible expenses, partly offset by the return to provision adjustment.

Nine Months Ended October 29, 2016 Compared to Nine Months Ended October 31, 2015

Net sales for the nine months ended October 29, 2016 were $204,320, decreasing $16,374, or 7.4%, versus $220,694 for the nine months ended October 31, 2015. Net sales by reportable segment are as follows:

	Nine Months Ended
	October 29,	October 31,
(in thousands)	2016	2015
Wholesale	$135,614	$153,104
Direct-to-consumer	68,706	67,590
Total net sales	$204,320	$220,694

Net sales from our wholesale segment decreased $17,490, or 11.4%, to $135,614 in the nine months ended October 29, 2016, from $153,104 in the nine months ended October 31, 2015 primarily driven by the planned reduction in full-price orders, partly offset by higher off-price orders.

Net sales from our direct-to-consumer segment increased $1,116, or 1.7%, to $68,706 in the nine months ended October 29, 2016 from $67,590 in the nine months ended October 31, 2015. Non-comparable sales contributed $10,306 of sales growth which was partly offset by a decline in comparable sales of $9,190, or 14.1%, including e-commerce, reflecting declines in the number of transactions, due to lower conversion rates and reduced traffic and a decrease in average order value. Since October 31, 2015, 8 new stores have opened, bringing our total retail store count to 54 as of October 29, 2016, compared to 46 as of the end of the prior year period.

Gross profit increased 2.3% to $93,603 for the nine months ended October 29, 2016 versus $91,535 in the prior year. As a percentage of sales, gross margin was 45.8%, compared with 41.5% in the prior year. Gross profit and margin were negatively impacted in the prior year by net charges totaling $12,461 associated with the Company’s decision to accelerate the disposition of aged and excess product. The total gross margin rate increase was primarily driven by the following factors:

•	The favorable impact from year-over-year adjustments to inventory reserves contributed approximately 950 basis points of improvement; and
•	The unfavorable impact from increased off price penetration partly offset by a favorable change in channel mix contributed negatively by approximately 300 basis points.

SG&A expenses for the nine months ended October 29, 2016 were $95,343, increasing $14,710, or 18.2%, versus $80,633 for the nine months ended October 31, 2015. SG&A expenses as a percentage of sales were 46.7% and 36.6% for the nine months ended October 29, 2016 and October 31, 2015, respectively. As we continue to invest in initiatives that we believe will drive future growth, our SG&A expenses as a percentage of sales have deleveraged. SG&A expenses in the prior year included a $3,025 charge for net management transition costs. The increase in SG&A expenses compared to the prior fiscal year period is primarily due to:

•	Increased consulting fees of $4,406 largely driven by expenses associated with the consulting agreements with our co-founders;
•	Increased compensation expense of $3,972, as a result of an increase in incentive compensation costs and new retail store openings;
•	Increased rent and occupancy costs of $3,819 due primarily to new retail store openings; and
•

Certain strategic investment increases of $3,732 related to the transition of the information technology systems and infrastructure in-house from Kellwood, the realignment of our supplier base, costs related to our brand update initiatives and severance and other costs related to handbags.

The above increases were partially offset by a net charge of $3,025 for management transition costs recorded in the prior year.

Income (loss) from operations by segment for the nine months ended October 29, 2016 and October 31, 2015 is summarized in the following table:

	Nine Months Ended
	October 29,	October 31,
	2016	2015
(in thousands)
Wholesale	$39,422	$44,249
Direct-to-consumer	2,344	1,970
Subtotal	41,766	46,219
Unallocated expenses	(43,506)	(35,317)
Total (loss) income from operations	$(1,740)	$10,902

Operating income from our wholesale segment decreased $4,827, or 10.9%, to $39,422 in the nine months ended October 29, 2016 from $44,249 in the nine months ended October 31, 2015. This decrease was primarily driven by lower gross margins resulting from the sales volume decline discussed above, partly offset by the favorable impact from year-over-year adjustments in inventory reserves.

Operating income from our direct-to-consumer segment increased by $374, or 19.0%, to $2,344 in the nine months ended October 29, 2016 from $1,970 in the nine months ended October 31, 2015. The increase resulted primarily from an increase in gross margin including the favorable impact from year-over-year adjustments in inventory reserves, partly offset by the impact of higher SG&A expenses associated with the 8 new stores that have opened since the end of the prior year third quarter.

Unallocated corporate expenses are comprised of selling, general and administrative expenses attributable to corporate and administrative activities (such as marketing, design, finance, information technology, legal and human resources departments), and other charges that are not directly attributable to our reportable segments.

Interest expense decreased $1,458, or 33.4%, to $2,909 in the nine months ended October 29, 2016 from $4,367 in the nine months ended October 31, 2015. The reduction in interest expense is primarily due to the lower overall debt balances as a result of voluntary prepayments on our Term Loan Facility during the nine months ended October 31, 2015.

Other expense, net decreased $1,011, or 72.7%, to $379 in the nine months ended October 29, 2016 from $1,390 in the nine months ended October 31, 2015 primarily due to an $801 adjustment to the obligation under the Tax Receivable Agreement with the Pre-IPO Stockholders recorded in the prior year.

(Benefit) Provision for income taxes for the nine months ended October 29, 2016 was a benefit of $4,517 as compared to expense of $1,824 for the nine months ended October 31, 2015. Our effective tax rate on pretax income for the nine months ended October 29, 2016 and October 31, 2015 was 89.8% and 35.5%, respectively. The effective tax rate for the nine months ended October 29, 2016 differed from the U.S. statutory rate of 35% primarily due to the impact of certain non-deductible executive compensation costs as well as state taxes. Our effective tax rate for the nine months ended October 31, 2015 differed from the U.S. statutory rate of 35% primarily due to state taxes and non-deductible expenses, mostly offset by the favorable impact of changes to the New York City tax laws that impacted the net operating loss deferred tax assets and the return to provision adjustment.

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

The Company used a portion of the net proceeds received from the Rights Offering to (1) repay the amount owed by us under the Tax Receivable Agreement with Sun Cardinal, for itself and as a representative of the other stockholders party thereto, for the tax benefit with respect to the 2014 taxable year including accrued interest, totaling $22,262 (see Note 11 “Related Party Transactions” within the notes to the Unaudited Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q), and (2) repay all then outstanding indebtedness, totaling $20,000, under our Revolving Credit Facility. The Company intends to use the remaining net proceeds, which funds are held by Vince Holding Corp. until needed by our operating subsidiary, for additional strategic investments and general corporate purposes, which may include future amounts owed by us under the Tax Receivable Agreement.

Management believes that our cash and cash equivalents, expected cash flow from operations and amounts available under the Revolving Credit Facility will be sufficient to comply with any covenants under the Term Loan Facility and the Revolving Credit Facility, fund our debt service requirements, fund our obligations under our Tax Receivable Agreement, and fund planned capital expenditures and working capital needs for at least the next twelve months. However, there can be no assurance that we will be able to achieve our strategic initiatives in the future and failure to do so would have a significant adverse effect on our operations.

Operating Activities

	Nine Months Ended
	October 29,	October 31,
	2016	2015
(in thousands)
Operating activities
Net income (loss)	$(511)	$3,321
Add (deduct) items not affecting operating cash flows:
Depreciation and amortization	6,203	6,240
Provision for inventories	815	17,988
Deferred rent	596	1,536
Deferred income taxes	(4,710)	2,871
Share-based compensation expense	1,383	706
Other	456	1,268
Changes in assets and liabilities:
Receivables, net	(7,213)	14,929
Inventories	1,341	(24,464)
Prepaid expenses and other current assets	9	848
Accounts payable and accrued expenses	(32,706)	(1,904)
Other assets and liabilities	185	795
Net cash (used in) provided by operating activities	$(34,152)	$24,134

Net cash used in operating activities during the nine months ended October 29, 2016 was $34,152, which consisted of a net loss of $511, impacted by non-cash items of $4,743 and cash used in working capital of $38,384. Net cash used in working capital primarily resulted from a cash outflow in accounts payable and accrued expenses of $32,706, primarily due to the payment of $22,262, including accrued interest, under the Tax Receivable Agreement with Sun Cardinal and a cash outflow of $7,213 in receivables, net primarily driven by the timing of sales activity.

Net cash provided by operating activities during the nine months ended October 31, 2015 was $24,134, which consisted of net income of $3,321, impacted by non-cash items of $30,609 and cash used in working capital of $9,796. Net cash used in working capital primarily resulted from a cash outflow in inventories of $24,464 due to new store additions, increased handbag inventory and higher in-transit inventory and a cash outflow in accounts payable and accrued expenses of $1,904 primarily due to the timing of payments. These cash outflows were partially offset by a cash inflow in accounts receivable of $14,929 primarily due to the timing of current year collections from prior year receivables and lower wholesale sales performance.

Investing Activities

	Nine Months Ended
	October 29,	October 31,
	2016	2015
(in thousands)
Investing activities
Payments for capital expenditures	$(12,677)	$(14,107)
Net cash used in investing activities	$(12,677)	$(14,107)

Net cash used in investing activities of $12,677 during the nine months ended October 29, 2016 represents capital expenditures primarily related to the investment in our new systems and related infrastructure and retail store build-outs, including leasehold improvements and store fixtures.

Net cash used in investing activities of $14,107 during the nine months ended October 31, 2015 represents capital expenditures for construction of retail stores, costs related to the build-out of our new corporate office space and showroom facilities, costs related to information technology initiatives, as well as additional build-out of shop-in-shops within selected wholesale partner locations.

Financing Activities

	Nine Months Ended
	October 29,	October 31,
	2016	2015
(in thousands)
Financing activities
Proceeds from borrowings under the Revolving Credit Facility	$118,567	$108,423
Repayment of borrowings under the Revolving Credit Facility	(125,767)	(98,514)
Repayment of borrowings under the Term Loan Facility	—	(20,000)
Proceeds from common stock issuance, net of transaction costs	63,773	—
Stock option exercise and issuance of common stock under employee stock purchase plan	4,731	175
Fees paid for Term Loan Facility and Revolving Credit Facility	—	(99)
Net cash provided by (used in) financing activities	$61,304	$(10,015)

Net cash provided by financing activities was $61,304 during the nine months ended October 29, 2016, primarily consisting of net proceeds received from the issuance of common stock in connection with the completed Rights Offering of $63,773 and $4,731 of proceeds from stock option exercises, partially offset by $7,200 of net repayments of borrowings under our Revolving Credit Facility.

Net cash used in financing activities was $10,015 during the nine months ended October 31, 2015, primarily consisting of voluntary prepayments totaling $20,000 on the Term Loan Facility, partially offset by $9,909 of net proceeds from borrowings under our Revolving Credit Facility.

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

The Revolving Credit Facility contains representations and warranties, other covenants and events of default that are customary for this type of financing, including limitations on the incurrence of additional indebtedness, liens, negative pledges, guarantees, investments, loans, asset sales, mergers, acquisitions, prepayment of other debt, the repurchase of capital stock, transactions with affiliates, and the ability to change the nature of its business or its fiscal year. The Revolving Credit Facility generally permits dividends in the absence of any event of default (including any event of default arising from the contemplated dividend), so long as (i) after giving pro-forma effect to the contemplated dividend, for the following six months Excess Availability will be at least the greater of 20% of the adjusted loan cap and $10,000 and (ii) after giving pro forma effect to the contemplated dividend, the “Consolidated Fixed Charge Coverage Ratio” for the 12 months preceding such dividend shall be greater than or equal to 1.0 to 1.0 (provided that the Consolidated Fixed Charge Coverage Ratio may be less than 1.0 to 1.0 if, after giving pro forma effect to the contemplated dividend, Excess Availability for the six fiscal months following the dividend is at least the greater of 35% of the adjusted loan cap and $15,000). As of October 29, 2016, we were in compliance with applicable financial covenants.

As of October 29, 2016, the availability under the Revolving Credit Facility was $31,980 net of the amended loan cap and there were $7,800 of borrowings outstanding and $7,474 of letters of credit outstanding under the Revolving Credit Facility. The weighted average interest rate for borrowings outstanding under the Revolving Credit Facility as of October 29, 2016 was 4.0%. As of October 31, 2015, the availability on the Revolving Credit Facility was $29,569 and there was $32,909 of borrowings outstanding and $7,522 of letters of credit outstanding under the Revolving Credit Facility. The weighted average interest rate for borrowings outstanding under the Revolving Credit Facility as of October 31, 2015 was 2.3%.

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

The Term Loan Facility contains a requirement that Vince, LLC and Vince Intermediate maintain a “Consolidated Net Total Leverage Ratio” as of the last day of any period of four fiscal quarters not to exceed 3.25 to 1.00. In addition, the Term Loan Facility contains customary representations and warranties, other covenants, and events of default, including but not limited to, limitations on the incurrence of additional indebtedness, liens, negative pledges, guarantees, investments, loans, asset sales, mergers, acquisitions, prepayment of other debt, the repurchase of capital stock, transactions with affiliates, and the ability to change the nature of its business or its fiscal year, and distributions and dividends. The Term Loan Facility generally permits dividends to the extent that no default or event of default is continuing or would result from the contemplated dividend and the pro forma Consolidated Net Total Leverage Ratio after giving effect to such contemplated dividend is at least 0.25 lower than the maximum Consolidated Net Total Leverage Ratio for such quarter in an amount not to exceed the excess available amount, as defined in the loan agreement. All obligations under the Term Loan Facility are guaranteed by Vince Holding Corp. and any future material domestic restricted subsidiaries of Vince, LLC and secured by a lien on substantially all of the assets of Vince Holding Corp., Vince, LLC and Vince Intermediate and any future material domestic restricted subsidiaries. As of October 29, 2016, we were in compliance with applicable financial covenants.

Through October 29, 2016, on an inception to date basis, we have made voluntary prepayments totaling $130,000 in the aggregate on the original $175,000 Term Loan Facility entered into on November 27, 2013. Of the $130,000 aggregate voluntary prepayments made to date, $0 was paid during the nine months ended October 29, 2016. As of October 29, 2016, the Company had $45,000 of debt outstanding under the Term Loan Facility.

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

A summary of our critical accounting policies is included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2015 Annual Report on Form 10-K. As of October 29, 2016, there have been no material changes to the critical accounting policies contained therein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our principal market risk relates to interest rate sensitivity, which is the risk that changes in interest rates will reduce our net income or net assets. Our variable rate debt consists of borrowings under the Term Loan Facility and Revolving Credit Facility. Our current interest rate on the Term Loan Facility is based on the Eurodollar rate (subject to a 1.00% floor) plus an applicable margin of 4.75% to 5.00%. Our interest rate on the Revolving Credit Facility is based on the Eurodollar rate or the Base Rate (as defined in the Revolving Credit Facility) with applicable margins subject to a pricing grid based on excess availability. As of October 29, 2016, a one percentage point increase in the interest rate on our variable rate debt would result in additional interest expense of approximately $528 for the $52,800 of borrowings outstanding under the Term Loan Facility and Revolving Credit Facility as of such date, calculated on an annual basis.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of October 29, 2016.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended October 29, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are a party to legal proceedings, compliance matters and environmental claims that arise in the ordinary course of our business. Except as disclosed in our 2015 Annual Report on Form 10-K, we are not currently a party to any legal proceedings, compliance investigation or environmental claims that we believe would, individually or in the aggregate, have a material adverse effect on our financial position, results of operations, or cash flows although these proceedings and claims are subject to inherent uncertainties.

ITEM 1A. RISK FACTORS

The risk factors disclosed in our 2015 Annual Report on Form 10-K, in addition to the other information set forth in this report on Form 10-Q, could materially affect our business, financial condition or results. The Company’s risk factors have not changed materially from those disclosed in our 2015 Annual Report on Form 10-K other than the following:

We have completed the process of migrating our U.S. distribution system from Kellwood to a new third party provider. Problems with our distribution system, including any disruption caused by the migration, could materially harm our ability to meet customer expectations, manage inventory, complete sale transactions and achieve targeted operating efficiencies.

In the U.S., we historically relied on a distribution facility operated by Kellwood in City of Industry, California as part of the Shared Services Agreement. In November 2015, we entered into a service agreement with a new third-party distribution provider in California and completed the migration of the distribution facility from Kellwood in 2016. Our ability to meet the needs of our wholesale partners and our own direct-to-consumer business depends on the proper operation of this distribution facility. The migration of these services from Kellwood required us to implement new system integrations. There can be no assurance that we will not encounter problems as a result of such transition to the new third party provider, including significant chargebacks from our wholesale partners and delays in shipments of merchandise to our customers, which could have a material adverse effect on our business, financial condition, liquidity and results of operations. We also have a warehouse in Belgium operated by a third-party logistics provider to support our wholesale orders for customers located primarily in Europe.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

 None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1†	Employment Agreement, dated as of June 30, 2016, between Vince, LLC to Mark Engebretson

10.2†	Amendment No. 1 to Offer Letter, dated as of September 12, 2016, between Vince, LLC to Mark Engebretson

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1	Financial Statements in XBRL Format

† Indicates exhibits that constitute management contracts or compensatory plans or arrangements

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ David Stefko David Stefko	Executive Vice President, Chief Financial Officer (as duly authorized officer and principal financial officer)	December 8, 2016