Form 10-K
period 2017-01-28
VINCE HOLDING CORP.
filed 2017-04-28
CIK 1579157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 28, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒     No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation of S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates as of July 30, 2016, the last day of the registrant’s most recently completed second quarter, was approximately $102.4 million based on a closing price per share of $5.00 as reported on the New York Stock Exchange on July 29, 2016. As of March 31, 2017, there were 49,427,606 shares of the registrant’s Common Stock outstanding.

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2017 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

INTRODUCTORY NOTE

On November 27, 2013, Vince Holding Corp. (“VHC” or the “Company”), previously known as Apparel Holding Corp., closed an initial public offering (“IPO”) of its common stock and completed a series of restructuring transactions (the “Restructuring Transactions”) through which Kellwood Holding, LLC acquired the non-Vince businesses, which included Kellwood Company, LLC (“Kellwood Company” or “Kellwood”), from the Company. The Company continues to own and operate the Vince business, which includes Vince, LLC.

On November 18, 2016, Kellwood Intermediate Holding, LLC and Kellwood Company, LLC entered into a Unit Purchase Agreement with Sino Acquisition, LLC (the “Kellwood Purchaser”) whereby the Kellwood Purchaser agreed to purchase all of the outstanding equity interests of Kellwood Company, LLC. Prior to the closing, Kellwood Intermediate Holding, LLC and Kellwood Company, LLC conducted a pre-closing reorganization pursuant to which certain assets of Kellwood Company, LLC were distributed to a newly formed subsidiary of Kellwood Intermediate Holding, LLC, St. Louis Transition, LLC (“St. Louis, LLC”). The transaction closed on December 21, 2016 (the “Kellwood Sale”). St. Louis, LLC is anticipated to be wound down by or around December 2017.

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

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, and any statements incorporated by reference herein, contains forward-looking statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements are indicated by words or phrases such as “may,” “will,” “should,” “believe,” “expect,” “seek,” “anticipate,” “intend,” “estimate,” “plan,” “target,” “project,” “forecast,” “envision” and other similar phrases. Although we believe the assumptions and expectations reflected in these forward-looking statements are reasonable, these assumptions and expectations may not prove to be correct and we may not achieve the results or benefits anticipated. These forward-looking statements are not guarantees of actual results, and our actual results may differ materially from those suggested in the forward-looking statements. These forward-looking statements involve a number of risks and uncertainties, some of which are beyond our control, including, without limitation: our ability to maintain adequate cash flow from operations or availability under our revolving credit facility to meet our liquidity needs (including our obligations under the Tax Receivable Agreement with the Pre-IPO Stockholders); our ability to continue as a going concern; our ability to successfully operate the newly implemented systems, processes and functions recently transitioned from Kellwood Company; our ability to remediate the identified material weaknesses in our internal control over financial reporting; our ability to ensure the proper operation of the distribution facility by a third-party logistics provider recently transitioned from Kellwood; our ability to remain competitive in the areas of merchandise quality, price, breadth of selection and customer service; our ability to anticipate and/or react to changes in customer demand and attract new customers, including in connection with making inventory commitments; our ability to control the level of sales in the off-price channels; our ability to manage excess inventory in a way that will promote the long-term health of the brand; changes in consumer confidence and spending; our ability to maintain projected profit margins; unusual, unpredictable and/or severe weather conditions; the execution and management of our retail store growth plans, including the availability and cost of acceptable real estate locations for new store openings; the execution and management of our international expansion, including our ability to promote our brand and merchandise outside the U.S. and find suitable partners in certain geographies; our ability to expand our product offerings into new product categories, including the ability to find suitable licensing partners; our ability to successfully implement our marketing initiatives; our ability to protect our trademarks in the U.S. and internationally; our ability to maintain the security of electronic and other confidential information; serious disruptions and catastrophic events; changes in global economies and credit and financial markets; competition; our ability to attract and retain key personnel; commodity, raw material and other cost increases; compliance with domestic and international laws, regulations and orders; changes in laws and regulations; outcomes of litigation and proceedings and the availability of insurance, indemnification and other third-party coverage of any losses suffered in connection therewith; tax matters; and other factors as set forth from time to time in our Securities and Exchange Commission filings, including those described in this Annual Report on Form 10-K under “Item 1A—Risk Factors.” We intend these forward-looking statements to speak only as of the time of this Annual Report on Form 10-K and do not undertake to update or revise them as more information becomes available, except as required by law.

PART I

ITEM 1.	BUSINESS.

For purposes of this Annual Report on Form 10-K, “Vince,” the “Company,” “we,” “us,” and “our,” refer to Vince Holding Corp. (“VHC”) and its wholly owned subsidiaries, including Vince Intermediate Holding, LLC and Vince, LLC. References to “Kellwood” refer, as applicable, to Kellwood Holding, LLC and its consolidated subsidiaries (including Kellwood Company, LLC) or the operations of the non-Vince businesses after giving effect to the Restructuring Transactions and prior to the Kellwood Sale.

Overview

Established in 2002, Vince is a global luxury brand best known for utilizing luxe fabrications and innovative techniques to create a product assortment that combines urban utility and modern effortless style. From its edited core collection of ultra-soft cashmere knits and cotton tees, Vince has evolved into a global lifestyle brand and destination for both women’s and men’s apparel and accessories. Vince products are sold in prestige distribution worldwide, including approximately 2,300 distribution locations across more than 40 countries. We have a small number of wholesale partners who account for a significant portion of our net sales. Net sales to the full-price, off-price and e-commerce operations of our three largest wholesale partners were 45%, 43% and 49% of our total revenue for fiscal 2016, fiscal 2015 and fiscal 2014, respectively. These partners include Nordstrom, Inc., Hudson’s Bay Company and Neiman Marcus Group LTD, each accounting for more than 10% of our total revenue for fiscal 2016, fiscal 2015 and fiscal 2014. We design our products in the U.S. and source the vast majority of our products from contract manufacturers outside the U.S., primarily in Asia.

We serve our customers through a variety of channels that reinforce the Vince brand image. Our diversified channel strategy allows us to introduce our products to customers through multiple distribution points that are reported in two segments: wholesale and direct-to-consumer. Our wholesale segment is comprised of sales to major department stores and specialty stores in the U.S. and in select international markets, with U.S. wholesale representing 51%, 56% and 67% of our fiscal 2016, fiscal 2015 and fiscal 2014 net sales, respectively, and the total wholesale segment representing 63%, 67% and 76% of our sales in for the same periods. International wholesale represented 10%, 10% and 9% of net sales for fiscal 2016, fiscal 2015 and fiscal 2014, respectively. Our wholesale segment also includes our licensing business related to our licensing arrangement for our women’s and men’s footwear.

Our direct-to-consumer segment includes our company-operated retail and outlet stores and our e-commerce business. During fiscal 2016, we opened six new full-price retail stores. As of January 28, 2017, we operated 54 stores, consisting of 40 company-operated full-price retail stores and 14 company-operated outlet locations. The direct-to-consumer segment also includes our e-commerce website, www.vince.com. The direct-to-consumer segment accounted for 37%, 33% and 24% of fiscal 2016, fiscal 2015 and fiscal 2014 net sales, respectively.

Vince operates on a fiscal calendar widely used by the retail industry that results in a given fiscal year consisting of a 52 or 53-week period ending on the Saturday closest to January 31.

•	References to “fiscal year 2016” or “fiscal 2016” refer to the fiscal year ended January 28, 2017;
•	References to “fiscal year 2015” or “fiscal 2015” refer to the fiscal year ended January 30, 2016; and
•	References to “fiscal year 2014” or “fiscal 2014” refer to the fiscal year ended January 31, 2015.

Each of fiscal years 2016, 2015 and 2014 consisted of a 52-week period.

Vince Holding Corp., previously named Apparel Holding Corp., was incorporated in Delaware in February 2008 in connection with the acquisition of Kellwood Company by affiliates of Sun Capital Partners, Inc. (“Sun Capital”). In September 2012, Kellwood Company formed Vince, LLC and all assets constituting the Vince business were contributed to Vince, LLC at such time (the “Vince Transfer”). On November 27, 2013, Apparel Holding Corp. was renamed Vince Holding Corp. in connection with the consummation of an IPO. Certain restructuring transactions were completed in connection with the consummation of the IPO. These transactions, among other things, included Kellwood Holding, LLC acquiring the non-Vince businesses, which include Kellwood Company, LLC, from the Company. The Company has since owned and operated the Vince business, which includes Vince, LLC. The restructuring transactions separated the Vince and non-Vince businesses on November 27, 2013. Our principal executive office is located at 500 5th Avenue, 20th Floor, New York, New York 10110 and our telephone number is (212) 515-2600. Our corporate website address is www.vince.com.

Brand and Products

Established in 2002, Vince is a global luxury brand best known for utilizing luxe fabrications and innovative techniques to create a product assortment that combines urban utility and modern effortless style. From its edited core collection of ultra-soft cashmere knits and cotton tees, Vince has evolved into a global lifestyle brand and destination for both women’s and men’s apparel and accessories. We believe that our differentiated design aesthetic and strong attention to detail and fit allow us to maintain premium pricing, and that the combination of quality and value positions Vince as an everyday luxury brand that encourages repeat purchases among our customers. We also believe that we can expand our product assortment and distribute this expanded product assortment through our premier wholesale partners in the U.S. and select international markets, as well as through our branded retail locations and on our e-commerce platform.

Our women’s collection includes seasonal collections of luxurious cashmere sweaters and silk blouses, leather and suede leggings and jackets, dresses, denim, pants, tanks and t-shirts, footwear and outerwear. Our men’s collection includes t-shirts, knit and woven tops, sweaters, denim, pants, blazers, footwear, outerwear and stylish leather jackets.

We continue to evaluate other brand extension opportunities through both in-house development activities as well as through potential partnerships or licensing arrangements with third parties.

Design and Merchandising

We are focused on developing an elevated collection of Vince apparel and accessories that builds upon the brand’s product heritage of modern, effortless style and everyday luxury essentials. The current design vision is to create a cohesive and compelling product assortment with sophisticated head-to-toe looks for multiple wear occasions. During fiscal 2016, our product, merchandising and creative efforts were overseen by our co-founders as consultants, whose consultancy subsequently ended in February 2017. Our design efforts are supported by well-established product development and production teams and processes that enable us to bring new products to market quickly. We believe continued collaboration between design and merchandising will ensure we respond to consumer preferences and market trends with new innovative product offerings while maintaining our core fashion foundation.

Business Segments

We serve our customers through a variety of channels that reinforce the Vince brand image. Our diversified channel strategy allows us to introduce our products to customers through multiple distribution points that are reported in two segments: wholesale and direct-to-consumer.

	Fiscal Year
	2016	2015	2014
(in thousands)
Wholesale	$170,053	$201,182	$259,418
Direct-to-consumer	98,146	101,275	80,978
Total net sales	$268,199	$302,457	$340,396

Wholesale Segment

Our wholesale segment is comprised of sales to major department stores and specialty stores in the U.S. and in select international markets, with U.S. wholesale representing 51%, 56% and 67% of net sales in fiscal 2016, fiscal 2015 and fiscal 2014, respectively and international wholesale representing 10%, 10% and 9% of our net sales for the same periods. Our products are currently sold in more than 40 countries. As of January 28, 2017, our products were sold to consumers at 2,260 doors through our wholesale partners. This includes shop-in-shops, which are operated by our domestic and international wholesale partners, where we sell the merchandise to the partners on a wholesale basis and recognize revenue when goods are shipped in accordance with customer orders. The shop-in-shops are dedicated spaces within the selling floors of select domestic and international wholesale partners where Vince product is prominently displayed and sold. Vince generally provides the shop-in-shop fixtures needed to build out the spaces within the department stores operated by our wholesale partners. As of January 28, 2017, there were 55 shop-in-shops consisting of 36 shop-in-shops with our U.S. wholesale partners and 19 shop-in-shops with our international wholesale partners. We also have four international free-standing stores which are owned and operated by local license and distribution partners whereby Vince provides the merchandise to the distribution partner for sale in the free-standing store which solely sells Vince product. Our wholesale segment also includes our licensing business related to our licensing arrangement for our women’s and men’s footwear line. The licensed products are sold in our own stores and by our licensee to select wholesale partners. We earn a royalty based on net sales to the wholesale partners.

Direct-to-Consumer Segment

Our direct-to-consumer segment includes our company-operated retail and outlet stores and our e-commerce business. As of January 28, 2017, we operated 54 stores, which consisted of 40 company-operated full-price retail stores and 14 company-operated outlet locations. The direct-to-consumer segment also includes our e-commerce website, www.vince.com. The direct-to-consumer segment accounted for 37%, 33% and 24% of fiscal 2016, fiscal 2015 and fiscal 2014 net sales, respectively.

The following table details the number of retail stores we operated for the past three fiscal years:

	Fiscal Year
	2016	2015	2014
Beginning of fiscal year	48	37	28
Opened	6	11	9
End of fiscal year	54	48	37

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

To execute our marketing strategies, we engage in a wide range of campaign tactics that include traditional media (such as direct mail, print advertising, cooperative advertising with wholesale partners and outdoor advertising), digital media (such as email, search and social display) and experiential campaigns (such as events and collection previews) to drive traffic, brand awareness, conversion and ultimately sales across all channels. In addition, we use social platforms such as Instagram, Facebook, Twitter and Pinterest to engage customers and create excitement about our brand. The visits to www.vince.com, which totaled approximately 5.4 million in fiscal 2016, also provide an opportunity to grow our customer base and communicate directly with our customers.

Our public relations team conducts a wide variety of press activities to reinforce the Vince brand image and create excitement around the brand. Vince apparel and footwear have appeared in the pages of major fashion magazines such as Vogue, Harper’s Bazaar, Elle, W, GQ, Esquire and WSJ. Well-known trend setters in entertainment and fashion are also regularly seen wearing the Vince brand.

Sourcing and Manufacturing

Vince does not own or operate any manufacturing facilities. We contract for the purchase of finished goods with manufacturers who are responsible for the entire manufacturing process, including the purchase of piece goods and trim. Although we do not have long-term written contracts with manufacturers, we have long-standing relationships with a diverse base of vendors which we believe to be mutually satisfactory. We work with 40 manufacturers across five countries, with 92% of our products produced in China in fiscal 2016. For cost and control purposes, we contract with select third-party vendors in the U.S. to produce a small portion of our merchandise that includes woven pants and products manufactured with man-made fibers.

All of our garments are produced according to our specifications, and we require that all of our manufacturers adhere to strict regulatory compliance and standards of conduct. Our vendors’ factories are monitored by our production team to ensure quality control, and they are monitored by independent third-party inspectors we employ for compliance with local manufacturing standards and regulations on an annual basis. We also monitor our vendors’ manufacturing facilities regularly, providing technical assistance and performing in-line and final audits to ensure the highest possible quality.

Shared Services Agreement

In connection with the consummation of the IPO, Vince, LLC entered into a Shared Services Agreement with Kellwood Company, LLC on November 27, 2013 (the “Shared Services Agreement”) pursuant to which Kellwood would provide support services in various areas including, among other things, certain accounting functions, tax, e-commerce operations, distribution, logistics, information technology, accounts payable, credit and collections and payroll and benefits administration. Since the IPO, we had been in the process of transitioning certain functions performed by Kellwood under the Shared Services Agreement and as of the end of fiscal 2016, we have completed the transition of all such functions and systems from Kellwood to our own systems or processes as well as to third-party service providers. Refer to the discussion under “Information Systems” below for further information on our transition of information technology systems and infrastructure in-house from Kellwood. See also “Item 1A. Risk Factors—We have completed the transition of certain services, which had been provided to us by Kellwood since our initial public offering, to our own systems or processes as well as external resources. If the newly implemented systems, processes and functions do not operate successfully, our business, financial condition, results of operations and cash flows could be materially harmed.” In addition, see “Shared Services Agreement” under Note 12 “Related Party Transactions” to the Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

In connection with the Kellwood Sale, the Shared Services Agreement was contributed to St. Louis, LLC. St. Louis, LLC continues to provide minor transitional services relating to historical records and legacy functions, which we are in the process of winding down. The Shared Services Agreement will terminate automatically upon the termination of all services provided thereunder. After termination of the agreement, St. Louis, LLC will have no obligation to provide any services to us.

Distribution Facilities

As of January 28, 2017, we operated out of two distribution centers, one located in the U.S. and one in Belgium. In the U.S., we historically relied on a distribution facility operated by Kellwood in City of Industry, California as part of the Shared Services Agreement. In November 2015, we entered into a service agreement with a new third-party distribution provider in California and we completed the migration of the distribution facility from Kellwood in 2016. This primary warehouse, operated by the third-party distribution provider is located in City of Industry, California, and includes approximately 115,000 square feet dedicated to fulfilling orders for our wholesale partners, retail locations and e-commerce business and utilizes warehouse management systems that are fully customer and vendor compliant.

The warehouse in Belgium is operated by a third-party logistics provider and supports our wholesale orders for customers located primarily in Europe.

We believe we have sufficient capacity in our domestic and international distribution facilities to support our current and projected business.

Information Systems

Our enterprise resource planning (“ERP”) system is Microsoft Dynamics AX and is cloud based and integrates with our point-of-sale (“POS”) system, e-commerce platform and other supporting systems.

Collectively, these systems replaced all systems used under the Shared Services Agreement. Since the IPO, we relied on certain systems and information technology services of Kellwood pursuant to the terms of the Shared Services Agreement. These services historically included information technology planning and administration, desktop support and help desk, our ERP system, financial applications, warehouse systems, reporting and analysis applications and our retail and e-commerce interfaces.

Since the IPO, we had been working on transitioning these systems and information technology services from Kellwood and as of the end of fiscal 2016, we have completed the transition of all such systems from Kellwood to our own systems. This included the implementation of our own ERP and supporting systems, POS system, third-party e-commerce platform, distribution applications, network infrastructure and related IT support services, and human resource payroll and recruitment systems. We no longer rely on Kellwood’s information technology services except for certain minor transitional services relating to historical records and legacy functions.

See “Shared Services Agreement,” above, Part I, Item 1A. “Risk Factors—We have completed the transition of certain services, which had been provided to us by Kellwood since our initial public offering, to our own systems or processes as well as external resources. If the newly implemented systems, processes and functions do not operate successfully, our business, financial condition, results of operations and cash flows could be materially harmed.” and Part II, Item 9A. “Controls and Procedures.” In addition, see “Shared Services Agreement” under Note 12 “Related Party Transactions” to the Consolidated Financial Statements in this Annual Report on form 10-K for further information.

Seasonality

The apparel and fashion industry in which we operate is cyclical and, consequently, our revenues are affected by general economic conditions and the seasonal trends characteristic to the apparel and fashion industry. Purchases of apparel are sensitive to a number of factors that influence the level of consumer spending, including economic conditions and the level of disposable consumer income, consumer debt, interest rates, consumer confidence as well as the impact from adverse weather conditions. In addition, fluctuations in sales in any fiscal quarter are affected by the timing of seasonal wholesale shipments and events affecting direct-to-consumer sales; as such, the financial results for any particular quarter may not be indicative of results for the fiscal year.

Competition

We face strong competition in each of the product categories and markets in which we compete on the basis of style, quality, price and brand recognition. Some of our competitors have achieved significant recognition for their brand names or have substantially greater financial, marketing, distribution and other resources compared to us. However, we believe that we have established a sustainable and distinct position in the current marketplace, driven by a product assortment that combines classic and fashion-forward styling, and a pricing strategy that offers customers accessible luxury. Our competitors are varied, but include Theory, Helmut Lang, Rag & Bone, Joie, and J Brand, among others.

Employees

As of January 28, 2017, we had 597 employees, of which 355 were employed in our company-operated retail stores. Except for six employees in France, who are covered by collective bargaining agreements pursuant to French law, none of our employees are currently covered by a collective bargaining agreement, and we believe our employee relations are good.

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

The following risk factors should be carefully considered when evaluating our business and the forward-looking statements in this Annual Report on Form 10-K. See “Disclosures Regarding Forward-Looking Statements.” All amounts disclosed are in thousands except shares, per share amounts, percentages, stores and number of leases.

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

In April 2016, the Company completed a rights offering (the “Rights Offering”) whereby the Company received subscriptions and over-subscriptions from its existing stockholders for a total of 11,622,518 shares of its common stock, resulting in aggregate gross proceeds of $63,924. Simultaneous with the closing of the Rights Offering, the Company received $1,076 of gross proceeds from the related backstop investment by Sun Cardinal, LLC and SCSF Cardinal, LLC (the “Sun Investors”) and issued to the Sun Investors 195,663 shares of its common stock pursuant to the related Investment Agreement. The Company used a portion of the net proceeds received from the Rights Offering and related Investment Agreement to (1) repay the amount owed by the Company under the Tax Receivable Agreement for the tax benefit with respect to the 2014 taxable year including accrued interest, totaling $22,262 (see Note 12 “Related Party Transactions” to the Consolidated Financial Statements included in this Annual Report on Form 10-K for additional details), and (2) repay all then outstanding indebtedness, totaling $20,000, under the Revolving Credit Facility. The Company intends to use the remaining net proceeds, which funds are to be held by Vince Holding Corp. until needed by its operating subsidiary, for additional strategic investments and general corporate purposes, which may include future amounts owed by the Company under the Tax Receivable Agreement. During April 2017, the Company utilized $6,241 of the funds held by Vince Holding Corp. to make a Specified Equity Contribution, as defined under the Term Loan Facility, in connection with the calculation of the Consolidated Net Total Leverage Ratio under the Term Loan as of January 28, 2017 so that the Consolidated Net Total Leverage Ratio would not exceed 3.25 to 1.00. Vince Holding Corp. had $15,196 of funds remaining on April 28, 2017. In fiscal 2017, the Company also anticipates making an additional Specified Equity Contribution in connection with the calculation of the Consolidated Net Total Leverage Ratio under the Term Loan as of April 29, 2017.

Additionally, in order to increase availability under the Revolving Credit Facility, on March 6, 2017, Vince, LLC entered into a side letter (the “Letter”) with Bank of America (“BofA”), as administrative agent and collateral agent under the Revolving Credit Facility which temporarily modified the covenant that requires that at any point when “Excess Availability” is less than the greater of (i) 15% of the adjusted loan cap (without giving effect to item (iii) of the loan cap described in Note 4 “Long-Term Debt and Financing Arrangements” to the Consolidated Financial Statements included in this Annual Report on Form 10-K) or (ii) $10,000, and continuing until Excess Availability exceeds the greater of such amounts for 30 consecutive days, during which time, we must maintain a consolidated EBITDA (as defined in the Revolving Credit Facility) equal to or greater than $20,000 measured at the end of each applicable fiscal month for the trailing twelve-month period. The Letter provided that during the period from March 6, 2017 until and through April 30, 2017, the respective thresholds included in the definitions of “Covenant Compliance Event” and “Trigger Event” under the Revolving Credit Facility were temporarily modified to be the greater of (a) 12.5% of the Adjusted Loan Cap (as defined under the Revolving Credit Facility) and (b) $5,000. On April 14, 2017, Vince, LLC and BofA amended and restated the Letter in its entirety (the “Amended Letter”). The Amended Letter provides that during the period from April 13, 2017 until and through July 31, 2017 (the “Letter Period”), the respective thresholds included in the definitions of “Covenant Compliance Event” and “Trigger Event” in the Revolving Credit Facility continue to be temporarily modified to be the greater of (a) 12.5% of the Adjusted Loan Cap (as defined in the Revolving Credit Facility) and (b) $5,000. The Amended Letter further provides that during the Letter Period, so long as the Company’s cash is held in a deposit account of the Company maintained with BofA (the “BofA Account”), the Company may include in the Borrowing Base (i) up to $10,000 of such cash after April 13, 2017 through May 31, 2017 and (ii) up to $5,000 of such cash after May 31, 2017 through July 31, 2017. During the Letter Period, to the extent that the cash and cash equivalents held by the Loan Parties at the close of business on any given day exceeds $1,000 (excluding amounts in the BofA Account and certain other excluded accounts, as well as amounts equal to all undrawn checks and ACH issued in the ordinary course of business for payroll, rent and other accounts payable needs), Vince shall use any such cash in excess of $1,000 to repay the loans under the Revolving Credit Facility.

There can be no assurances that we will be able to generate sufficient cash flow from operations to meet our liquidity needs, that we will have the necessary availability under the Revolving Credit Facility, that the funds held by Vince Holding Corp. will be sufficient to support additional Specified Equity Contributions, or be able to obtain other financing when liquidity needs arise. In the event that we are unable to timely service our debt service, meet other contractual payment obligations or fund our other liquidity needs, we may need to refinance all or a portion of our indebtedness before maturity, seek waivers of or amendments to our contractual obligations for payment, reduce or delay scheduled expansions and capital expenditures or sell material assets or operations. Payment defaults under our debt agreements or other contracts could result in a default under the Term Loan Facility or the Revolving Credit Facility, which could result in all amounts outstanding under those credit facilities becoming immediately due and payable. Additionally, the lenders under those credit facilities would not be obligated to lend us additional funds. See “In accordance with the new accounting guidance that became effective for fiscal 2016, our management has concluded that there is substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued” for additional details.

In accordance with the new accounting guidance that became effective for fiscal 2016, our management has concluded that there is substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued.

In accordance with the new accounting guidance that became effective for fiscal 2016, management has the responsibility to evaluate whether conditions and/or events raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. As required by this standard, management’s evaluation does not initially consider the potential mitigating effects of management’s plans that have not been fully implemented as of the date the financial statements are issued. As further discussed in Note 1 “Description of Business and Summary of Significant Accounting Policies — (D) Sources and Uses of Liquidity” to the Consolidated Financial Statements included in this Annual Report on Form 10-K, understanding the difficulties to project the current retail environment and as management’s plans to mitigate the substantial doubt have not been fully executed, our management has concluded there is substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. Our financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern depends on the execution of our plans to mitigate the substantial doubt that currently exists, including discussions with existing and prospective lenders and with our majority shareholder on additional financing options and actions to improve the capital structure of the Company and cost containment initiatives. While management believes that these plans are reasonably possible of occurring, it cannot predict with certainty the impact of various factors, including a challenging retail environment, on the Company’s business operations and financial results. Such impact could give rise to unanticipated capital needs that we may not be able to meet and/or result in our inability to service our existing debt or comply with the covenants therein. If such an event occurs, if we are unsuccessful in securing amendments to our existing debt agreements or other financing arrangement or otherwise improving our capital structure, we may be unable to meet our payment obligations as they become due and may be required to restructure our business. In addition, the inclusion of our management’s conclusion described above may materially adversely affect the Company’s stock price and its relationships with its customers, vendors and other business partners.

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

Our ability to comply with the covenants and other terms of our debt obligations will depend on our future operating performance. If we fail to comply with such covenants and terms, we would be required to obtain waivers from our lenders to maintain compliance with our debt obligations. If we are unable to obtain any necessary waivers and the debt is accelerated, a material adverse effect on our financial condition and future operating performance would likely result. For further details, see Note 1 “Description of Business and Summary of Significant Accounting Policies — (D) Sources and Uses of Liquidity” to the Consolidated Financial Statements included in this Annual Report on Form 10-K. The terms of our debt obligations and the amount of borrowing availability under our facilities may restrict or delay our ability to fulfill our obligations under the Tax Receivable Agreement. In accordance with the terms of the Tax Receivable Agreement, delayed or unpaid amounts thereunder would accrue interest at a default rate of one-year LIBOR plus 500 basis points until paid. Our obligations under the Tax Receivable Agreement could result in a failure to comply with covenants or financial ratios required by our debt financing agreements and could result in an event of default under such a debt financing. See “Tax Receivable Agreement” under Note 12 “Related Party Transactions” to the Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

In connection with the completion of the Rights Offering and related Investment Agreement, the Company made the required payment under the Tax Receivable Agreement for its obligations related to taxable year 2014. (See full discussion in – “Our ability to continue to have the liquidity necessary to service our debt, meet contractual payment obligations, including under the Tax Receivable Agreement, and fund our operations depends on many factors, including our ability to generate sufficient cash flow from operations, maintain adequate availability under our Revolving Credit Facility or obtain other financing.”)  In addition, the Company made a payment of $7,438, including any accrued interest, for the tax benefit related to taxable year 2015 in November 2016.

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

Competition in the apparel and fashion industry is intense and is dominated by a number of very large brands, many of which have longer operating histories, larger customer bases, more established relationships with a broader set of suppliers, greater brand recognition and greater financial, research and development, marketing, distribution and other resources than we do. These capabilities of our competitors may allow them to better withstand downturns in the economy or apparel and fashion industry. Any increased competition, or our failure to adequately address any of these competitive factors which we have seen from time to time, could result in reduced sales, which could adversely affect our business, financial condition and operating results.

Competition, along with such other factors as consolidation within the retail industry and changes in consumer spending patterns, could also result in significant pricing pressure and cause the sales environment to be more promotional, as it has been in recent years, impacting our financial results. If promotional pressure remains intense, either through actions of our competitors or through customer expectations, this may cause a further reduction in our sales and gross margins and could have a material adverse effect on our business, financial condition and operating results as we focus on full-price selling.

General economic conditions in the U.S. and other parts of the world, including a continued weakening of the economy and restricted credit markets, can affect consumer confidence and consumer spending patterns.

The success of our operations depends on consumer spending. Consumer spending is impacted by a number of factors, including actual and perceived economic conditions affecting disposable consumer income (such as unemployment, wages, energy costs and consumer debt levels), customer traffic within shopping and selling environments, business conditions, interest rates and availability of credit and tax rates in the general economy and in the international, regional and local markets in which our products are sold. Recent global economic conditions have included significant recessionary pressures and declines in employment levels, disposable income and actual and/or perceived wealth and further declines in consumer confidence and economic growth. The recent depressed economic environment was characterized by a decline in consumer discretionary spending and has disproportionately affected retailers and sellers of consumer goods, particularly those whose goods are viewed as discretionary or luxury purchases, including fashion apparel and accessories such as ours. Such factors as well as another shift towards recessionary conditions have impacted, and could further adversely impact, our sales volumes and overall profitability. Further, economic and political volatility and declines in the value of foreign currencies could negatively impact the global economy as a whole and have a material adverse effect on the profitability and liquidity of our operations, as well as hinder our ability to grow through expansion in the international markets. In addition, domestic and international political situations also affect consumer confidence, including the threat, outbreak or escalation of terrorism, military conflicts or other hostilities around the world.

We have completed the transition of certain services, which had been provided to us by Kellwood since our initial public offering, to our own systems or processes as well as external resources. If the newly implemented systems, processes and functions do not operate successfully, our business, financial condition, results of operations and cash flows could be materially harmed.

Since the IPO and Restructuring Transactions, we have relied on certain administrative and operational support functions and systems of Kellwood to run our business pursuant to a Shared Services Agreement (the “Shared Services Agreement”), dated November 27, 2013, by and between Kellwood and us. As of the end of fiscal 2016, we have completed the transition of all such functions and systems from Kellwood to our own systems or processes as well as external resources. See “Shared Services Agreement” under Note 12 “Related Party Transactions” to the Consolidated Financial Statements included in this Annual Report on Form 10-K for further details. The new systems we have recently implemented have not initially operated as successfully as the systems we historically used as such systems were highly customized or proprietary and has resulted in disruptions to our business, such as delayed shipments which resulted in order cancellations, including identified material weaknesses in our internal controls. See “We have identified material weaknesses in our internal control over financial reporting that could, if not remediated, result in material misstatements in our financial statements” below. Any further failures of those systems could materially and adversely impact the Company’s operations, including its internal controls. Moreover, the processes and functions that were transitioned to our internal capabilities may not achieve the appropriate levels of operational efficiency in a timely manner, or at all, and the third-party service providers we engaged may be unable to effectively replace the functions historically provided by Kellwood in a manner that meets our business needs. In addition, our employees and outsource service providers may not be able to effectively utilize the new systems and employ the new processes in a timely manner, or at all. If we are unable to successfully operate these new systems, processes and functions, we may be forced to adopt more costly, less capable alternatives to replace those systems and functions and our business and results of operations, cash flows and liquidity may be materially and adversely affected.

The Shared Services Agreement has governed the provisions of certain support services to us, including distribution, information technology and back office support by Kellwood, as described above. In connection with the Kellwood Sale, the Shared Services Agreement was contributed to St. Louis, LLC. St. Louis, LLC continues to provide minor transitional services relating to historical records and legacy functions, which we are in the process of winding down. The Shared Services Agreement will terminate automatically upon the termination of all services provided thereunder. After termination of the agreement, St. Louis, LLC will have no obligation to provide any services to us.

We have identified material weaknesses in our internal control over financial reporting that could, if not remediated, result in material misstatements in our financial statements.

We have identified and concluded that we have material weaknesses relating to our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of an entity’s financial statements will not be prevented or detected and corrected on a timely basis. Refer to Part II, Item 9A in this Annual Report on Form 10-K for more details.

As further described in Part II, Item 9A in this Annual Report on Form 10-K, we are taking specific steps to remediate the material weaknesses that we identified by implementing and enhancing our control procedures. These material weaknesses will not be remediated until all necessary internal controls have been implemented, tested and determined to be operating effectively. In addition, we may need to take additional measures to address the material weaknesses or modify the planned remediation steps, and we cannot be certain that the measures we have taken, and expect to take, to improve our internal controls will be sufficient to address the issues identified, to ensure that our internal controls are effective or to ensure that the identified material weaknesses will not result in a material misstatement of our consolidated financial statements. Moreover, other material weaknesses or deficiencies may develop or be identified in the future. If we are unable to correct material weaknesses or deficiencies in internal controls in a timely manner, our ability to record, process, summarize and report financial information accurately and within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission, will be adversely affected. This failure could negatively affect the market price and trading liquidity of our common stock, cause investors to lose confidence in our reported financial information, subject us to civil and criminal investigations and penalties, and generally materially and adversely impact our business and financial condition.

We recently completed the process of migrating our U.S. distribution system from Kellwood to a new third-party provider. Problems with our distribution system, including any disruption caused by the recent migration, could materially harm our ability to meet customer expectations, manage inventory, complete sale transactions and achieve targeted operating efficiencies.

In the U.S., we historically relied on a distribution facility operated by Kellwood in City of Industry, California as part of the Shared Services Agreement. In November 2015, we entered into a service agreement with a new third-party distribution provider in California and completed the migration of the distribution facility from Kellwood in 2016. Our ability to meet the needs of our wholesale partners and our own direct-to-consumer business depends on the proper operation of this distribution facility. The migration of these services from Kellwood required us to implement new system integrations. There can be no assurance that we will not encounter problems as a result of such transition to the new third-party provider, including significant chargebacks from our wholesale partners and delays in shipments of merchandise to our customers, which could have a material adverse effect on our business, financial condition, liquidity and results of operations. We also have a warehouse in Belgium operated by a third-party logistics provider to support our wholesale orders for customers located primarily in Europe.

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

Consumers are increasingly concerned over the security of personal information transmitted over the internet, consumer identity theft and user privacy, and any compromise of customer information could subject us to customer or government litigation and harm our reputation, which could adversely affect our business and growth. Moreover, we could incur significant expenses or disruptions of our operations in connection with system failures or breaches. In addition, sophisticated hardware and operating system software and applications that we procure from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of our systems. The costs to us to eliminate or alleviate security problems, viruses and bugs, or any problems associated with our newly transitioned systems or outsourced services could be significant, and the efforts to address these problems could result in interruptions, delays or cessation of service that may impede our sales, distribution or other critical functions. In addition to taking the necessary precautions ourselves, we require that third-party service providers implement reasonable security measures to protect our customers’ identity and privacy as well as credit card information. We do not, however, control these third-party service providers and cannot guarantee that no electronic or physical computer break-ins and security breaches will occur in the future. We could also incur significant costs in complying with the multitude of state, federal and foreign laws regarding the use and unauthorized disclosure of personal information, to the extent they are applicable. In the case of a disaster affecting our information technology systems, we may experience delays in recovery of data, inability to perform vital corporate functions, tardiness in required reporting and compliance, failures to adequately support our operations and other breakdowns in normal communication and operating procedures that could materially and adversely affect our financial condition and results of operations.

Any disputes that arise between us and St. Louis, LLC with respect to any past or ongoing relationships under the Shared Services Agreement, or between us and Kellwood, which is now an unaffiliated entity, with respect to our past relationship, could materially harm our business operations.

Disputes may arise between St. Louis, LLC and us with respect to any past or ongoing transitional services provided under the Shared Services Agreement.  In addition, disputes may arise between us and Kellwood, which is now an unaffiliated entity as a result of the Kellwood Sale, in a number of areas relating to our past relationships, including intellectual property and technology matters; information retention, labor, tax, employee benefit, indemnification and other matters arising from our separation from Kellwood.

Any dispute relating to the Shared Services Agreement may not be addressed adequately as St. Louis, LLC is in the process of winding down its businesses.  In addition, we may not be able to resolve any potential conflicts with Kellwood and the resolution might be more difficult with an unaffiliated party due to, among other things, lack of historical knowledge and understanding of the nature of our past relationship with Kellwood.  Any such dispute, if not resolved, could materially harm our business operations.

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

We have a small number of wholesale partners who account for a significant portion of our net sales. Net sales to the full-price, off-price and e-commerce operations of our three largest wholesale partners were 45% of our total revenue for fiscal 2016. These partners include Nordstrom Inc., Hudson’s Bay Company and Neiman Marcus Group LTD, each accounting for more than 10% of our total revenue for fiscal 2016. We do not have written agreements with any of our wholesale partners, and purchases generally occur on an order-by-order basis. A decision by any of our major wholesale partners, whether motivated by marketing strategy, competitive conditions, financial difficulties or otherwise, to significantly decrease the amount of merchandise purchased from us or our licensing partners, or to change their manner of doing business with us or our licensing partners, could substantially reduce our revenue and have a material adverse effect on our profitability. Furthermore, due to the concentration of our wholesale partner base, our results of operations could be adversely affected if any of these wholesale partners fails to satisfy its payment obligations to us when due. During the past several years, the retail industry has experienced a great deal of ownership change, and we expect such change will continue. In addition, store closings by our wholesale partners decrease the number of stores carrying our products, while the remaining stores may purchase a smaller amount of our products and may reduce the retail floor space designated for our brand. In the future, retailers may further consolidate, undergo restructurings or reorganizations, realign their affiliations or reposition their stores’ target markets. Any of these types of actions could decrease the number of stores that carry our products or increase the ownership concentration within the retail industry. These changes could decrease our opportunities in the market, increase our reliance on a diminishing number of large wholesale partners and decrease our negotiating strength with our wholesale partners. These factors could have a material adverse effect on our business, financial condition and operating results.

We may not be able to successfully expand our wholesale partnership base or grow our presence with existing wholesale partners.

As part of our growth strategy, we intend to increase productivity and penetration with existing wholesale partners and form relationships with new, international wholesale partners. These initiatives may include the expansion of floor space with existing partners or new partners through the growth of offerings in new or under-developed product categories, such as handbags, lifestyle products and men’s apparel, as well as the establishment of additional shop-in-shops within select department stores. The location of Vince displays or shop-in-shops within department stores is controlled in large part by our wholesale partners. Although the investments made by us and our wholesale partners in the development and installation of Vince displays and shop-in-shops decreases the risk that our wholesale partners will require us to move to a less desirable area of their store or reduce the space allocated to such displays and shops, they are not contractually prohibited from doing so or required to grant additional or more desirable space to us. While increasing productivity and penetration within our wholesale partners is part of our growth strategy, there can be no assurances we will be able to align our wholesale partners with this strategy and continue to receive floor space from our wholesale partners to open or expand shop-in-shops.

Our limited operating experience and brand recognition in international markets may delay our expansion strategy and cause our business and growth to suffer.

We face risks with respect to our strategy to expand internationally, including our efforts to further expand our business in Canada, select European countries, Asia and the Middle East through company-operated locations, wholesale arrangements as well as with international partners. Our current operations are based largely in the U.S., with international wholesale sales representing 10% of net sales for fiscal 2016. Therefore, we have a limited number of customers and experience in operating outside of the U.S. We also do not have extensive experience with regulatory environments and market practices outside of the U.S. and cannot guarantee, notwithstanding our international partners’ familiarity with such environments and market practices, that we will be able to penetrate or successfully operate in any market outside of the U.S. Many of these markets have different operational characteristics, including employment and labor regulations, transportation, logistics, real estate (including lease terms) and local reporting or legal requirements. See – “Changes in laws, including employment laws and laws related to our merchandise, as well as foreign laws, could make conducting our business more expensive or otherwise change the way we do business.”

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

In addition, in January 2017, we established a subsidiary of Vince, LLC in France in the form of a “societe a responsibilitee limitee” and became subject to French laws including tax, employment and corporate laws, which may vary from those that previously governed the French branch of Vince, LLC. We are in the early stages of complying with the laws relating to our French subsidiary. If we fail to comply with some or all of those laws, we may be subject to fines or penalties that could negatively impact our business and results of operations.

Our plans to improve and expand our product offerings may not be successful, and the implementation of these plans may divert our operational, managerial and administrative resources, which could harm our competitive position and reduce our net revenue and profitability.

We plan to grow our core product offerings, which includes expanding our men’s collection and women’s outerwear assortment and introducing new categories such as lifestyle products. In December 2016, we partnered with various third parties and launched Vince Collective, through which we now offer a curated selection of home goods and accessories in select retail stores and on our website.

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

We currently have product licensing agreements for women’s footwear and men’s footwear. In the future, we may enter into select additional licensing arrangements for product offerings which require specialized expertise. In addition, we have entered into select licensing agreements pursuant to which we have granted certain third parties the right to distribute and sell our products in certain geographic areas, and may continue to do so in the future. Although we have taken and will continue to take steps to select potential licensing partners carefully and monitor the activities of our existing licensing partners (through, among other things, approval rights over product design, production quality, packaging, merchandising, marketing, distribution and advertising), such arrangements may not be successful. Our licensing partners may fail to fulfill their obligations under their license agreements or have interests that differ from or conflict with our own, such as the pricing of our products and the offering of competitive products. In addition, the risks applicable to the business of our licensing partners may be different than the risks applicable to our business, including risks associated with each such partner’s ability to:

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

Our continued success is dependent on our ability to attract, assimilate, retain and motivate qualified management, designers, administrative talent and sales associates to support existing operations and future growth. Competition for qualified talent in the apparel and fashion industry is intense, and we compete for these individuals with other companies that in many cases have greater financial and other resources. The loss of the services of any members of senior management or the inability to attract and retain qualified executives could have a material adverse effect on our business, results of operations and financial condition. In addition, we will need to continue to attract, assimilate, retain and motivate highly talented employees with a range of other skills and experience, especially at the store management levels. Although we have hired and trained new store managers and experienced sales associates at several of our retail locations, competition for employees in our industry is intense and we may from time to time experience difficulty in retaining our associates or attracting the additional talent necessary to support the growth of our business. These problems could be exacerbated as we embark on our strategy of opening new retail stores over the next several years. We will also need to attract, assimilate and retain other professionals across a range of disciplines, including design, production, sourcing and international business, as we develop new product categories and continue to expand our international presence. In addition, in February 2017, we mutually agreed to end the agreements with the consultants who provided consulting services to oversee the Company’s product, merchandising and creative efforts. If we are unable to attract, assimilate and retain our employees with the necessary skills and experience, including employees filling the roles performed by the consultants, we may not be able to grow or successfully operate our business, which would have an adverse impact on our results.

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

Our goodwill and indefinite-lived intangible assets could become further impaired, which may require us to take significant non-cash charges against earnings.

In accordance with Financial Accounting Standards Board ASC Topic 350 Intangibles-Goodwill and Other (“ASC 350”), goodwill and other indefinite-lived intangible assets are tested for impairment at least annually during the fourth fiscal quarter and in an interim period if a triggering event occurs. Determining the fair value of goodwill and indefinite-lived intangible assets is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates and operating margins, discount rates and future market conditions, among others. We base our estimates on assumptions we believe to be reasonable, but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates. During the fourth quarter of fiscal 2016, the Company recorded impairment charges of $22,311 related to the direct-to-consumer reporting unit goodwill and $30,750 related to the tradename intangible asset. It is possible that our current estimates of future operating results could change adversely and impact the evaluation of the recoverability of the remaining carrying value of goodwill and intangible assets and that the effect of such changes could be material. There can be no assurances that we will not be required to record further charges in our financial statements which would negatively impact our results of operations during the period in which any impairment of our goodwill or intangible assets is determined.

The extent of our foreign sourcing may adversely affect our business.

We work with 40 manufacturers across five countries, with 92% of our products produced in China in fiscal 2016. A manufacturing contractor’s failure to ship products to us in a timely manner or to meet the required quality standards could cause us to miss the delivery date requirements of our customers for those items. The failure to make timely deliveries may cause customers to cancel orders, refuse to accept deliveries or demand reduced prices, any of which could have a material adverse effect on us. As a result of the magnitude of our foreign sourcing, our business is subject to the following risks:

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

We use independent manufacturers to assemble or produce all of our products, whether inside or outside the U.S. We are dependent on the ability of these independent manufacturers to adequately finance the production of goods ordered and maintain sufficient manufacturing capacity. The use of independent manufacturers to produce finished goods and the resulting lack of direct control could subject us to difficulty in obtaining timely delivery of products of acceptable quality. We generally do not have long-term written agreements with any independent manufacturers. As a result, any single manufacturing contractor could unilaterally terminate its relationship with us at any time. Our top five manufacturers accounted for the production of approximately 52% of our finished products during fiscal 2016. Supply disruptions from these manufacturers (or any of our other manufacturers) could have a material adverse effect on our ability to meet customer demands, if we are unable to source suitable replacement materials at acceptable prices or at all. Moreover, alternative manufacturers, if available, may not be able to provide us with products or services of a comparable quality, at an acceptable price or on a timely basis. We may also, from time to time, make a decision to enter into a relationship with a new manufacturer. Identifying a suitable supplier is an involved process that requires us to become satisfied with their quality control, responsiveness and service, financial stability and labor and other ethical practices. There can be no assurance that there will not be a disruption in the supply of our products from independent manufacturers or that any new manufacturer will be successful in producing our products in a manner we expected. In the event of any disruption with a manufacturer, we may not be able to substitute suitable alternative manufacturers in a timely and cost-efficient manner. The failure of any independent manufacturer to perform or the loss of any independent manufacturer could have a material adverse effect on our business, results of operations and financial condition.

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

Our operating results may be subject to seasonal and quarterly variations in our net revenue and income from operations.

The apparel and fashion industry in which we operate is cyclical and, consequently, our revenues are affected by general economic conditions and the seasonal trends characteristic to the apparel and fashion industry.  Purchases of apparel are sensitive to a number of factors that influence the level of consumer spending, including economic conditions and the level of disposable consumer income, consumer debt, interest rates, consumer confidence as well as the impact from adverse weather conditions. In addition, fluctuations in the amount of sales in any fiscal quarter are affected by the timing of seasonal wholesale shipments and events affecting direct-to-consumer sales; as such, the financial results for any particular quarter may not be indicative of results for the fiscal year. Any future seasonal or quarterly fluctuations in our results of operations may not match the expectations of market analysts and investors to assess the longer-term profitability and strength of our business at any particular point, which could lead to increased volatility in our stock price.

Our growth strategy includes opening, operating and maintaining successful retail stores in suitable select locations. If we are unable to execute this strategy in a timely manner, or at all, our financial condition and results of operations could be materially and adversely affected.

As part of our growth strategy, we intend to open and operate successful retail stores, both domestically and internationally, in targeted streets or malls with desired size and adjacencies, typically near luxury retailers that we believe are consistent with our key customers’ demographics and shopping preferences. The success of this strategy depends on a number of factors, including the identification of suitable markets and sites, negotiation of acceptable lease and renewal terms while securing those favorable locations, including desired rent and tenant improvement allowances, and if entering a new market, the achievement of brand awareness, affinity and purchase intent in that market, as well as our business condition in funding the opening and operations of stores. Furthermore, we may not be able to maintain the successful operation of our retail stores if the areas around our existing retail locations undergo changes that result in reductions in customer foot traffic or otherwise render the locations unsuitable, such as economic downturns in the area, changes in demographics and customer preferences and closing or decline in popularity of the adjacent stores. During fiscal 2016, we recorded non-cash asset impairment charges of $2,082, within selling, general and administrative expenses on the Consolidated Statements of Operations, related to the impairment of property and equipment of certain retail stores with carrying values that were determined not to be recoverable and exceeded fair value. If we are unable to successfully implement our retail strategy in a timely manner, or at all, our financial condition and results of operations may be materially and adversely affected, including the potential of further impairments of tangible assets.

As of January 28, 2017, we operated 54 stores, including 40 company-operated full-price stores and 14 company-operated outlet stores throughout the United States. We opened six new stores in fiscal 2016 and plan to increase our store base based on business needs, including the expected opening of one new store in fiscal 2017.

We are subject to risks associated with leasing retail and office space, are generally subject to long-term non-cancelable leases and are required to make substantial lease payments under our operating leases, and any failure to make these lease payments when due would likely harm our business, profitability and results of operations.

We do not own any of our stores, or our offices including our New York and Los Angeles offices, or our showroom space in Paris but instead lease all of such space under operating leases. Our leases generally have initial terms of 10 years, and generally can be extended only for one additional 5-year term. Substantially all of our leases require a fixed annual rent, and most require the payment of additional rent if store sales exceed a negotiated amount. Most of our leases are “net” leases, which require us to pay the cost of insurance, taxes, maintenance and utilities, and we generally cannot cancel these leases at our option. Additionally, certain of our leases allow the lessor to terminate the lease if we do not achieve a specified gross sales threshold. We have experienced circumstances in the past where landlords have attempted to invoke these contractual provisions. Although we believe we will achieve the required threshold to continue those leases, we cannot assure you that we will do so. Any loss of our store locations due to underperformance may harm our results of operations, stock price and reputation.

Payments under these leases account for a significant portion of our selling, general and administrative expenses. For example, as of January 28, 2017, we were a party to 59 operating leases associated with our retail stores and our office and showroom spaces requiring future minimum lease payments of $21,096 in the aggregate through fiscal 2017 and $129,695 thereafter. Any new retail stores leased by us under operating leases will further increase our operating lease expenses and require significant capital expenditures. Our substantial operating lease obligations could have significant negative consequences, including, among others:

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

In addition, additional sites that we lease are likely to be subject to similar long-term non-cancelable leases. If an existing or future store is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term if we cannot negotiate a mutually acceptable termination payment. In addition, as our leases expire, we may fail to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to close stores in desirable locations or incur costs in relocating our office space. In fiscal 2017, two of our existing leases will expire. If we are unable to enter into new leases or renew existing leases on terms acceptable to us or be released from our obligations under leases for stores that we close, our business, profitability and results of operations may be harmed.

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

We entered into a Tax Receivable Agreement with the Pre-IPO Stockholders in connection with the IPO and Restructuring Transactions which closed on November 27, 2013. Under the Tax Receivable Agreement, we will be obligated to pay to the Pre-IPO Stockholders an amount equal to 85% of the cash savings in federal, state and local income tax realized by us by virtue of our future use of the federal, state and local net operating losses (“NOLs”) held by us as of November 27, 2013, together with section 197 intangible deductions (collectively, the “Pre-IPO Tax Benefits”). “Section 197 intangible deductions” means amortization deductions with respect to certain amortizable intangible assets which are held by us and our subsidiaries immediately after November 27, 2013. Cash tax savings generally will be computed by comparing our actual federal, state and local income tax liability to the amount of such taxes that we would have been required to pay had such Pre-IPO Tax Benefits not been available to us. While payments made under the Tax Receivable Agreement will depend upon a number of factors, including the amount and timing of taxable income we generate in the future and any future limitations that may be imposed on our ability to use the Pre-IPO Tax Benefits, the payments could be substantial and could potentially exceed any cash flow benefits realized in any particular year. Assuming the federal, state and local corporate income tax rates presently in effect, no material change in applicable tax law and no limitation on our ability to use the Pre-IPO Tax Benefits under Section 382 of the U.S. Internal Revenue Code, as amended (the “Code”), the estimated cash benefit of the full use of these Pre-IPO Tax Benefits as of January 28, 2017 would be approximately $203,357, of which 85%, or approximately $172,853 plus accrued interest, is potentially payable to the Pre-IPO Stockholders under the terms of the Tax Receivable Agreement. As of January 28, 2017, $140,618, plus accrued interest, is currently outstanding. Accordingly, the Tax Receivable Agreement could require us to make substantial cash payments.

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

If we were to elect to terminate the Tax Receivable Agreement, based on a discount rate equal to monthly LIBOR plus 200 basis points, we estimate that as of January 28, 2017 we would be required to pay approximately $126,666 in the aggregate under the Tax Receivable Agreement.

We could incur significant costs in complying with environmental, health and safety laws or as a result of satisfying any liability or obligation imposed under such laws.

Our operations are subject to various federal, state, local and foreign environmental, health and safety laws and regulations. We could be held liable for the costs to address contamination of any real property ever owned, operated or used as a disposal site. In addition, in the event that Kellwood becomes financially incapable of addressing the environmental liability incurred prior to the structural reorganization separating Kellwood from Vince that occurred on November 27, 2013, a third party may file suit and attempt to allege that Kellwood and Vince engaged in a fraudulent transfer by arguing that the purpose of the separation of the non-Vince assets from Vince Holding Corp. was to insulate our assets from the environmental liability. For example, pursuant to a Consent Decree with the U.S. Environmental Protection Agency (“EPA”) and the State of Missouri, a non-Vince subsidiary, which was separated from us in the Restructuring Transactions, is conducting a cleanup of contamination at the site of a plant in New Haven, Missouri, which occurred between 1973 and 1985. Kellwood has posted a letter of credit in the amount of approximately $5,900 as a performance guarantee for the estimated cost of the required remediation work. In connection with the Kellwood Sale, the letter of credit was transferred to the account of the Kellwood Purchaser. If, despite the financial assurance provided by the letter of credit as required by the EPA, the buyer of Kellwood became financially unable to address this remediation, and if the corporate separateness of Vince is disregarded or if a fraudulent transfer is found to have occurred, we could be liable for the full amount of the remediation. If this were to occur or if we were to become liable for other environmental liabilities or obligations, it could have a material adverse effect on our business, financial condition or results of operations.

Risks Related to Our Structure and Ownership

We are a “controlled company,” controlled by investment funds advised by affiliates of Sun Capital, whose interests in our business may be different from yours.

Affiliates of Sun Capital owned approximately 58% of our outstanding common stock as of March 31, 2017. As such, affiliates of Sun Capital will, for the foreseeable future, have significant influence over our reporting and corporate management and affairs, and will be able to control virtually all matters requiring stockholder approval. For so long as affiliates of Sun Capital own 30% or more of our outstanding shares of common stock, Sun Cardinal, LLC, an affiliate of Sun Capital, will have the right to designate a majority of our board of directors. For so long as affiliates of Sun Capital have the right to designate a majority of our board of directors, the directors designated by affiliates of Sun Capital are expected to constitute a majority of each committee of our board of directors, other than the Audit Committee, and the chairman of each of the committees, other than the Audit Committee, is expected to be a director serving on such committee who is designated by affiliates of Sun Capital, provided that, at such time as we are not a

“controlled company” under the NYSE corporate governance standards, our committee membership will comply with all applicable requirements of those standards and a majority of our board of directors will be “independent directors,” as defined under the rules of the NYSE (subject to applicable phase-in rules).

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

Affiliates of Sun Capital control actions to be taken by us, our board of directors and our stockholders, including amendments to our amended and restated certificate of incorporation and amended and restated bylaws and approval of significant corporate transactions, including mergers and sales of substantially all of our assets. The directors designated by affiliates of Sun Capital have the authority, subject to the terms of our indebtedness and the rules and regulations of the NYSE, to issue additional stock, implement stock repurchase programs, declare dividends and make other decisions. The NYSE independence standards are intended to ensure that directors who meet the independence standard are free of any conflicting interest that could influence their actions as directors. Our amended and restated certificate of incorporation provides that the doctrine of “corporate opportunity” does not apply against Sun Capital or its affiliates, or any of our directors who are associates of, or affiliated with, Sun Capital, in a manner that would prohibit them from investing in competing businesses or doing business with our partners or customers. It is possible that the interests of Sun Capital and its affiliates may in some circumstances conflict with our interests and the interests of our other stockholders, including you. For example, Sun Capital may have different tax positions from other stockholders which could influence their decisions regarding whether and when we should dispose of assets, whether and when we should incur new or refinance existing indebtedness, especially in light of the existence of the Tax Receivable Agreement, and whether and when we should terminate the Tax Receivable Agreement and accelerate our obligations thereunder. In addition, the structuring of future transactions may take into consideration tax or other considerations of Sun Capital and its affiliates even where no similar benefit would accrue to us. See “Tax Receivable Agreement” under Note 12 “Related Party Transactions” to the Consolidated Financial Statements in this Annual Report on Form 10-K for additional information.

We are a holding company and we are dependent upon distributions from our subsidiaries to pay dividends, taxes and other expenses.

Vince Holding Corp. is a holding company with no material assets other than its ownership of membership interests in Vince Intermediate Holding, LLC, a holding company that has no material assets other than its interest in Vince, LLC and its foreign subsidiaries. In addition, Vince Holding Corp. holds the remaining proceeds from the Rights Offering. Neither Vince Holding Corp. nor Vince Intermediate Holding, LLC have any independent means of generating revenue. To the extent that we need funds, for a cash dividend to holders of our common stock or otherwise, and Vince Intermediate Holding, LLC or Vince, LLC is restricted from making such distributions under applicable law or regulation or is otherwise unable to provide such funds, it could materially adversely affect our liquidity and financial condition.

We file consolidated income tax returns on behalf of Vince Holding Corp. and Vince Intermediate Holding, LLC. Most of our future tax obligations will likely be attributed to the operations of Vince, LLC. Accordingly, most of the payments against the Tax Receivable Agreement will be attributed to the operations of Vince, LLC. We intend to cause Vince, LLC to pay distributions or make funds available to us in an amount sufficient to allow us to pay our taxes and any payments due to certain of our stockholders under the Tax Receivable Agreement. If, as a consequence of these various limitations and restrictions, we do not have sufficient funds to pay tax or other liabilities, we may have to borrow funds and thus our liquidity and financial condition could be materially adversely affected. To the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, such payments will be deferred and will accrue interest at a default rate of one-year LIBOR plus 500 basis points until paid. See “Tax Receivable Agreement” under Note 12 “Related Party Transactions” to the Consolidated Financial Statements in this Annual Report on Form 10-K for more information regarding the terms of the Tax Receivable Agreement.

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

We do not own any real estate. Our 33,009 square-foot principal executive and administrative offices are located at 500 Fifth Avenue, 19th and 20th Floors, New York, New York 10110 and are leased under an agreement expiring in April 2025. We also lease a 28,541 square-foot design studio located at 900 N. Cahuenga Blvd., Los Angeles, California under an agreement expiring in July 2020 and a 4,209 square-foot showroom space in Paris, France under an agreement expiring in December 2020.

As of January 28, 2017, we leased 127,804 gross square feet related to our 54 company-operated retail stores. Our leases generally have initial terms of 10 years and cannot be extended or can be extended for one additional 5-year term. Substantially all of our leases require a fixed annual rent, and most require the payment of additional rent if store sales exceed a negotiated amount. Most of our leases are “net” leases, which require us to pay all of the cost of insurance, taxes, maintenance and utilities. Although we generally cannot cancel these leases at our option, certain of our leases allow us, and in some cases, the lessor, to terminate the lease if we do not achieve a specified gross sales threshold.

The following store list shows the location, opening date, type and size of our company-operated retail locations as of January 28, 2017:

Vince Location	State	Opening Date	Type	Gross Square Feet	Selling Square Feet
Robertson (Los Angeles)	CA	April 9, 2008	Street	1,151	938
Melrose (Los Angeles)	CA	September 4, 2008	Street	1,537	1,385
Washington St. (Meatpacking - Women's)	NY	February 3, 2009	Street	2,000	1,600
Prince St. (Nolita)	NY	July 25, 2009	Street	1,396	1,108
San Francisco	CA	October 15, 2009	Street	1,895	1,408
Chicago	IL	October 1, 2010	Street	2,590	1,371
Madison Ave.	NY	August 3, 2012	Street	3,503	1,928
Westport	CT	March 28, 2013	Street	1,801	1,344
Greenwich	CT	July 19, 2013	Street	2,463	1,724
Mercer St. (Soho)	NY	August 22, 2013	Street	4,500	3,080
Columbus Ave. (Upper West Side)	NY	December 18, 2013	Street	4,465	3,126
Washington St. (Meatpacking - Men's)	NY	June 2, 2014	Street	1,827	1,027
Newbury St. (Boston)	MA	May 24, 2014	Street	4,124	3,100
Pasadena	CA	August 7, 2014	Street	3,475	2,200
Walnut St. (Philadelphia)	PA	August 4, 2014	Street	3,250	2,000
Abott Kiney (Los Angeles)	CA	September 26, 2015	Street	1,990	1,815
Total Street (16):				41,967	29,154
Malibu	CA	August 9, 2009	Lifestyle Center	797	705
Dallas	TX	August 28, 2009	Lifestyle Center	1,368	1,182
Boca Raton	FL	October 13, 2009	Mall	1,547	1,199
Copley Place (Boston)	MA	October 20, 2009	Mall	1,370	1,015
White Plains	NY	November 6, 2009	Mall	1,325	1,045
Atlanta	GA	April 16, 2010	Mall	1,643	1,356

Vince Location	State	Opening Date	Type	Gross Square Feet	Selling Square Feet
Palo Alto	CA	September 17, 2010	Lifestyle Center	2,028	1,391
Bellevue Square	WA	November 5, 2010	Mall	1,460	1,113
Manhasset (Long Island)	NY	April 22, 2011	Lifestyle Center	1,414	1,000
Newport Beach	CA	May 20, 2011	Lifestyle Center	1,656	1,242
Bal Harbour	FL	October 4, 2014	Lifestyle Center	2,600	1,820
Chestnut Hill	MA	July 25, 2014	Lifestyle Center	2,357	1,886
Brookfield (Downtown)	NY	March 26, 2015	Lifestyle Center	2,966	2,373
Merrick Park (Coral Gables)	FL	April 30, 2015	Lifestyle Center	2,512	1,871
Washington D.C. City Center	DC	April 30, 2015	Lifestyle Center	3,202	2,562
Scottsdale Quarter	AZ	May 15, 2015	Lifestyle Center	2,753	2,200
Houston	TX	October 1, 2015	Lifestyle Center	2,998	2,398
Westlake Village	CA	February 26, 2016	Lifestyle Center	2,520	2,016
Las Vegas	NV	April 1, 2016	Mall	3,220	2,576
Tyson's Galleria (McLean)	VA	April 29, 2016	Mall	2,668	2,134
The Grove	CA	May 23, 2016	Lifestyle Center	2,717	2,174
Troy	MI	May 27, 2016	Mall	2,700	2,160
King of Prussia	PA	August 18, 2016	Mall	2,600	2,080
San Diego (Fashion Valley)	CA	August 25, 2016	Lifestyle Center	2,817	2,254
Total Mall and Lifestyle Centers (24)				53,238	41,752
Total Full-Price (40)				95,205	70,906
Orlando	FL	June 17, 2009	Outlet	2,065	1,446
Cabazon	CA	November 11, 2011	Outlet	2,066	1,653
Riverhead	NY	November 30, 2012	Outlet	2,100	1,490
Chicago	IL	August 1, 2013	Outlet	2,611	1,828
Seattle	WA	August 30, 2013	Outlet	2,214	1,550
Las Vegas	NV	October 3, 2013	Outlet	2,028	1,420
San Marcos	TX	October 10, 2014	Outlet	2,433	1,703
Carlsbad	CA	October 24, 2014	Outlet	2,453	1,717
Wrentham	MA	September 29, 2014	Outlet	2,000	1,400
Camarillo	CA	February 1, 2015	Outlet	3,001	2,101
Livermore	CA	August 13, 2015	Outlet	2,500	1,767
Chicago Premium	IL	August 27, 2015	Outlet	2,300	1,840
Woodbury Commons	NY	November 6, 2015	Outlet	2,289	1,831
Sawgrass	FL	December 4, 2015	Outlet	2,539	1,771
Total Outlets (14)				32,599	23,517
Total (54)				127,804	94,423

ITEM 3.	LEGAL PROCEEDINGS.

We are a party to legal proceedings, compliance matters and environmental claims that arise in the ordinary course of our business. We are not currently a party to any legal proceedings, compliance investigations or environmental claims that we believe would, individually or in the aggregate have a material adverse effect on our financial position, results of operations or cash flows, although these proceedings and claims are subject to inherent uncertainties.

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

Market Information

Our common stock has been traded on the New York Stock Exchange under the symbol “VNCE” since November 22, 2013. Prior to that time there was no public market for our stock. The following table sets forth the high and low sale prices of our common stock as reported on the New York Stock Exchange:

	Market Price
	High	Low
Fiscal 2016:
First quarter	$8.11	$4.14
Second quarter	$6.75	$4.81
Third quarter	$7.17	$4.60
Fourth quarter	$5.50	$2.90
Fiscal 2015:
First quarter	$25.30	$16.50
Second quarter	$18.86	$9.46
Third quarter	$9.80	$3.31
Fourth quarter	$7.06	$3.49

Record Holders

As of March 31, 2017 there were 3 holders of record of our common stock.

Dividends

We have never paid cash dividends on our common stock. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business, and we do not anticipate paying any cash dividends in the foreseeable future. In addition, because we are a holding company, our ability to pay dividends depends on our receipt of cash distributions from our subsidiaries. The terms of our indebtedness substantially restrict the ability to pay dividends. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financing Activities” of this Annual Report on Form 10-K for a description of the related restrictions.

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

COMPARISON OF 38 MONTH CUMULATIVE TOTAL RETURN*
Among Vince Holding Corp., the S&P 500 Index,
and S&P Retailing Index
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
11/22/13
2/14
4/14
7/14
10/14
1/15
4/15
7/15
10/15
1/16
4/16
7/16
10/16
1/17
Vince Holding Corp.
S&P 500
S&P Retailing Index

*$100 invested on 11/22/13 in stock or 10/31/13 in index, including reinvestment of dividends.
Fiscal year ending January 28.

This performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (the “Exchange Act”) except to the extent we specifically incorporate it by reference into such filing.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any shares of common stock during the three months ended January 28, 2017.

Unregistered Sales of Equity Securities

On March 15, 2016, the Company entered into an Investment Agreement with Sun Cardinal, LLC and SCSF Cardinal, LLC, affiliates of Sun Capital Partners, Inc. (collectively the “Investors”) pursuant to which the Investors agreed to backstop a rights offering by purchasing at the subscription price of $5.50 per share any and all shares not subscribed through the exercise of rights, including the over-subscription. See Note 1 “Description of Business and Summary of Significant Accounting Policies” within the notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for additional information regarding the rights offering. Simultaneous with the closing of the rights offering, on April 22, 2016, the Company received $1.1 million of proceeds from the related Investment Agreement and issued to the Investors 195,663 shares of its common stock in connection therewith. The Company intends to use the remaining net proceeds, which funds are held by Vince Holding Corp. until needed by its operating subsidiary, for additional strategic investments and general corporate purposes, which may include future amounts owed by the Company under the Tax Receivable Agreement. The shares issued to the Investors pursuant to the Investment Agreement were sold in reliance on the exemption set forth in Section 4(a)(2) under the Securities Act and/or Regulation D promulgated thereunder.

ITEM 6.	SELECTED FINANCIAL DATA.

The selected historical consolidated financial data set forth below for each of the years in the five-year period ended January 28, 2017 and as of January 28, 2017 have been derived from our audited consolidated financial statements.

The historical results presented below are not necessarily indicative of the results expected for any future period. The information should be read in conjunction with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K and our Consolidated Financial Statements and related notes included herein.

	Fiscal Year (1)
	2016	2015	2014	2013	2012
(in thousands, except for share data)
Statement of Operations Data:
Net sales	$268,199	$302,457	$340,396	$288,170	$240,352
Gross profit (2)	122,819	132,516	166,829	133,016	108,196
Selling, general and administrative expenses (3)	134,430	116,790	96,579	83,663	67,260
(Loss) income from operations (4)	(64,672)	15,726	70,250	49,353	40,936
Net (loss) income from continuing operations (4) (5)	(162,659)	5,099	35,723	23,395	(29,695)
Net loss from discontinued operations, net of tax (6)	—	—	—	(50,815)	(78,014)
Net (loss) income (4) (5)	(162,659)	5,099	35,723	(27,420)	(107,709)
Basic (loss) earnings per share:
Basic (loss) earnings per share from continuing operations	$(3.50)	$0.14	$0.97	$0.83	$(1.13)
Basic (loss) earnings per share	$(3.50)	$0.14	$0.97	$(0.98)	$(4.11)
Diluted (loss) earnings per share:
Diluted (loss) earnings per share from continuing operations	$(3.50)	$0.14	$0.93	$0.83	$(1.13)
Diluted (loss) earnings per share	$(3.50)	$0.14	$0.93	$(0.98)	$(4.11)

Weighted average shares outstanding:
Basic	46,420,533	36,770,430	36,730,490	28,119,794	26,211,130
Diluted	46,420,533	37,529,227	38,244,906	28,272,925	26,211,130

	As of
	January 28, 2017	January 30, 2016	January 31, 2015	February 1, 2014	February 2, 2013
(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$20,978	$6,230	$112	$21,484	$317
Working capital	24,170	(11,415)	16,650	65,398	9,746
Total assets	239,480	363,568	378,648	409,374	442,124
Debt principal	50,200	60,000	88,000	170,000	391,434
Other liabilities (long-term) (7)	137,830	140,838	146,063	169,015	—
Stockholders' (deficit) equity	(13,981)	78,502	71,969	33,551	(561,265)

	Fiscal Year (1)
	2016	2015	2014	2013	2012
Other Operating and Financial Data:
Total wholesale doors at end of period	2,260	2,441	2,394	2,300	2,145
Total company-operated stores at end of period	54	48	37	28	22
Comparable sales (8) (9)	-16.2%	4.2%	12.6%	25.2%	35.9%

(1)

Fiscal year ends on Saturday closest to January 31. Fiscal 2016 (ended January 28, 2017), Fiscal 2015 (ended January 30, 2016), Fiscal 2014 (ended January 31, 2015) and Fiscal 2013 (ended February 1, 2014) consisted of 52 weeks. Fiscal 2012 (ended February 2, 2013) consisted of 53 weeks.

(2)	Fiscal 2015 includes the impact of $10,300 pre-tax expense associated with inventory write-downs primarily related to excess out of season and current inventory.
(3)

Fiscal 2016 includes the impact of a $2,082 non-cash asset impairment charge related to the assets of certain retail stores with asset carrying values that were determined not to be recoverable and exceeded fair value. Fiscal 2015 includes the net impact of

$2,702 pre-tax expense associated with executive severance costs and executive search costs partly offset by the favorable impact of executive stock option forfeitures. Fiscal 2014 includes $571 pre-tax expense associated with the secondary offering by certain stockholders of the Company completed in July 2014. Fiscal 2013 and Fiscal 2012 include $9,751 and $9,331, respectively, pre-tax expense associated with the impact of public company transition costs.

(4)

Fiscal 2016 includes the impact of a pre-tax impairment charges of $22,311 related to goodwill and $30,750 related to the tradename intangible asset. See Note 1 “Description of Business and Summary of Significant Accounting Policies (K) Goodwill and Other Intangible Assets” to the Consolidated Financial Statements included in this Annual Report on Form 10-K for additional details.

(5)

Fiscal 2016 includes the impact of a $121,836 valuation allowance recorded against our deferred tax assets. See Note 10 “Income Taxes” to the Consolidated Financial Statements included in this Annual Report on Form 10-K for additional details.

(6)

Prior to the Company’s IPO and Restructuring Transactions, the Company was a diversified apparel company operating a broad portfolio of fashion brands, which included the Vince business. As a result of the IPO and Restructuring Transactions, the non-Vince businesses were separated from the Vince business, and the stockholders immediately prior to the consummation of the Restructuring Transactions retained the full ownership and control of the non-Vince businesses. The Vince business is now the sole operating business of Vince Holding Corp. Historical financial information for the non-Vince businesses is presented as a component of discontinued operations, until the businesses were separated on November 27, 2013.

(7)

Other liabilities includes the long-term portion of the liability related to the Tax Receivable Agreement, which represents our obligation to pay 85% of estimated cash savings on federal, state and local income taxes realized by us through our use of certain net tax assets retained by us subsequent to the completion of the IPO and Restructuring Transactions executed in November 2013.

(8)

Comparable sales include our e-commerce sales in order to align with how we manage our brick-and-mortar retail stores and e-commerce online store as a combined single direct-to-consumer segment. As a result of our omni-channel sales and inventory strategy as well as cross-channel customer shopping patterns, there is less distinction between our brick-and-mortar retail stores and our e-commerce online store and we believe the inclusion of e-commerce sales in our comparable sales metric is a more meaningful representation of these results and provides a more comprehensive view of our year over year comparable sales metric.

(9)

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

Our fiscal year ends on the Saturday closest to January 31. Fiscal years 2016, 2015 and 2014 ended on January 28, 2017 (“fiscal 2016”), January 30, 2016 (“fiscal 2015”) and January 31, 2015 (“fiscal 2014”), respectively. Fiscal years 2016, 2015 and 2014 each consisted of 52 weeks. The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. All amounts disclosed are in thousands except door and store counts, countries, share and per share data and percentages.

For purposes of this Annual Report on Form 10-K, “Vince,” the “Company,” “we,” and “our,” refer to Vince Holding Corp. (“VHC”) and its wholly owned subsidiaries, including Vince Intermediate Holding, LLC (“Vince Intermediate”) and Vince, LLC. References to “Kellwood” refer, as applicable, to Kellwood Holding, LLC and its consolidated subsidiaries (including Kellwood Company, LLC) or the operations of the non-Vince businesses after giving effect to the Restructuring Transactions that were completed in connection with our IPO on November 27, 2013 and prior to the Kellwood Sale.

This discussion contains forward-looking statements involving risks, uncertainties and assumptions that could cause our results to differ materially from expectations. For a discussion of the risks facing our business, see “Item 1A—Risk Factors” included in this Annual Report on Form 10-K.

Executive Overview

Established in 2002, Vince is a global luxury brand best known for utilizing luxe fabrications and innovative techniques to create a product assortment that combines urban utility and modern effortless style. From its edited core collection of ultra-soft cashmere knits and cotton tees, Vince has evolved into a global lifestyle brand and destination for both women’s and men’s apparel and accessories. Vince products are sold in prestige distribution worldwide, including approximately 2,300 distribution locations across more than 40 countries. While we have experienced a decline in sales, we believe that we can generate growth by improving and expanding our product offering, expanding our selling into additional international markets, and growing our own branded retail and e-commerce direct-to-consumer businesses.

We serve our customers through a variety of channels that reinforce the Vince brand image. Our diversified channel strategy allows us to introduce our products to customers through multiple distribution points that are reported in two segments: Wholesale and Direct-to-consumer.

As of January 28, 2017, our products were sold at 2,260 doors through our wholesale partners in the U.S. and international markets and we operated 54 retail stores, including 40 full price stores and 14 outlet stores, throughout the United States.

The following is a summary of fiscal 2016 highlights:

•	Our net sales totaled $268,199, reflecting an 11.3% decrease compared to prior year net sales of $302,457.
•	Our Wholesale net sales decreased 15.5% to $170,053 and our Direct-to-consumer net sales decreased 3.1% to $98,146. Comparable store sales including e-commerce decreased 16.2% compared to last year.
•

We continue to incur costs associated with certain strategic investments within Cost of products sold and Selling, general and administrative expenses that we believe will facilitate achieving our long-term goals. We incurred charges of $6,950 during fiscal 2016 related to (i) the migration of our distribution facilities to a new third-party service provider; (ii) the realignment of our supplier base; (iii) the transition of information technology systems and infrastructure in-house from Kellwood; (iv) the estimated impact of our strategic decision regarding handbags; and (v) our brand update initiatives.

•

Our net loss was $162,659, or $3.50 per share, compared to net income of $5,009, or $0.14 per diluted share, in the prior year. Net loss in the current year included pre-tax impairment charges of $53,061 related to goodwill and our indefinite-lived tradename intangible asset and a $121,836 valuation allowance established against our deferred tax assets. Net income in the prior year included pre-tax expense of $10,300 associated with inventory write-downs primarily related to excess out of season and current inventory, pre-tax expense of $3,394 of executive severance costs, pre-tax expense of $615 associated with executive search costs and pre-tax income of $1,307 related to executive stock option forfeitures.

•	We opened 6 new retail stores during fiscal 2016.
•

As of January 28, 2017, we had $50,200 of total debt principal outstanding comprised of $45,000 outstanding under our Term Loan Facility and $5,200 outstanding under our Revolving Credit Facility, as well as $20,978 of cash and cash equivalents.

•	We continued to invest in infrastructure related to our IT migration efforts which were completed during the fourth quarter of fiscal 2016.

Results of Operations

Comparable Sales

Comparable sales include our e-commerce sales in order to align with how we manage our brick-and-mortar retail stores and e-commerce online store as a combined single Direct-to-consumer segment. As a result of our omni-channel sales and inventory strategy, as well as cross-channel customer shopping patterns, there is less distinction between our brick-and-mortar retail stores and our e-commerce online store and we believe the inclusion of e-commerce sales in our comparable sales metric is a more meaningful representation of these results and provides a more comprehensive view of our year over year comparable sales metric.

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

Fiscal 2016 Compared to Fiscal 2015

The following table presents, for the periods indicated, our operating results as a percentage of net sales as well as earnings per share data:

	Fiscal Year
	2016		2015		Variances
		% of Net		% of Net
	Amount	Sales	Amount	Sales	Amount	Percent
(in thousands, except per share data, store and door counts and percentages)
Statements of Operations:
Net sales	$268,199	100.0%	$302,457	100.0%	$(34,258)	(11.3)%
Cost of products sold	145,380	54.2%	169,941	56.2%	(24,561)	(14.5)%
Gross profit	122,819	45.8%	132,516	43.8%	(9,697)	(7.3)%
Impairment of goodwill and indefinite-lived intangible asset	53,061	19.8%	—	0.0%	53,061	100.0%
Selling, general and administrative expenses	134,430	50.1%	116,790	38.6%	17,640	15.1%
(Loss) income from operations	(64,672)	(24.1)%	15,726	5.2%	(80,398)	*
Interest expense, net	3,932	1.5%	5,680	1.9%	(1,748)	(30.8)%
Other expense, net	329	0.1%	1,733	0.6%	(1,404)	(81.0)%
(Loss) income before income taxes	(68,933)	(25.7)%	8,313	2.7%	(77,246)	*
Provision for income taxes	93,726	34.9%	3,214	1.0%	90,512	*
Net (loss) income	$(162,659)	(60.6)%	$5,099	1.7%	$(167,758)	*
(Loss) earnings per share:
Basic (loss) earnings per share	$(3.50)		$0.14
Diluted (loss) earnings per share	$(3.50)		$0.14
Other Operating and Financial Data:
Total wholesale doors at end of period	2,260		2,441
Total stores at end of period	54		48
Comparable sales growth	-16.2%		4.2%

(*)	Not meaningful.

Net sales for fiscal 2016 were $268,199, decreasing $34,258, or 11.3%, versus $302,457 for fiscal 2015. Net sales by reportable segment are as follows:

	Fiscal Year
(in thousands)	2016	2015
Wholesale	$170,053	$201,182
Direct-to-consumer	98,146	101,275
Total net sales	$268,199	$302,457

Net sales from our Wholesale segment decreased $31,129, or 15.5%, to $170,053 in fiscal 2016 from $201,182 in fiscal 2015, primarily driven by a reduction in full-price orders, which includes a reduction in replenishment product.

Net sales from our Direct-to-consumer segment decreased $3,129, or 3.1%, to $98,146 in fiscal 2016 from $101,275 in fiscal 2015. Comparable sales declined $15,761, or 16.2%, including e-commerce, reflecting declines in the number of transactions, due to lower conversion rates and reduced traffic, and a decrease in average order value. This was partly offset by non-comparable store sales, which contributed $12,632 of sales growth. Since the end of fiscal 2015, 6 new stores have opened, bringing our total retail store count to 54 as of January 28, 2017, compared to 48 as of January 30, 2016.

Gross profit decreased $9,697, or 7.3%, to $122,819 in fiscal 2016 from $132,516 in fiscal 2015. As a percentage of sales, gross margin was 45.8%, compared with 43.8% in the prior year. Gross profit and margin were negatively impacted in the prior year by net charges totaling $10,300 associated with the Company’s decision to accelerate the disposition of aged and excess product. The total gross margin rate increase was primarily driven by the following factors:

•	The favorable impact from year-over-year adjustments to inventory reserves contributed approximately 800 basis points of improvement;
•	The unfavorable impact from increased supply chain and product costs contributed negatively by approximately 400 basis points; and
•	The unfavorable impact from increased discounts and an increase in the rate of sales allowances contributed negatively by approximately 200 basis points.

Impairment of goodwill and indefinite-lived intangible asset for fiscal 2016 includes charges of $22,311 related to goodwill and $30,750 related to our indefinite-lived tradename asset. See “Critical Accounting Policies — Fair Value Assessments of Goodwill and Other Indefinite-Lived Intangible Assets” below for further details.

Selling, general and administrative (“SG&A”) expenses for fiscal 2016 were $134,430, increasing $17,640, or 15.1%, versus $116,790 for fiscal 2015. SG&A expenses as a percentage of sales were 50.1% and 38.6% for fiscal 2016 and fiscal 2015, respectively. As we continue to invest in initiatives that we believe will drive future growth and with a decrease in sales in fiscal 2016 compared to fiscal 2015, our SG&A expenses as a percentage of sales have deleveraged. SG&A expenses in the prior year included a $2,702 charge for net management transition costs. The increase in SG&A expenses compared to the prior year period is primarily due to:

•

Certain strategic investments of $5,366 related to the transition of the information technology systems and infrastructure in-house from Kellwood, the realignment of our supplier base, costs related to our brand update initiatives and severance and other costs related to handbags.

•	Increased rent and occupancy costs of $4,673 primarily due to new retail store openings;
•	Increased consulting fees of $4,587 largely driven by expenses associated with the consulting agreement with our co-founders;
•	Increased product development costs of $4,387; and
•

A non-cash asset impairment charge of $2,082 in fiscal 2016 related to the impairment of property and equipment of certain retail stores with carrying values that were determined not to be recoverable and exceeded fair value.

The above increases were partially offset by:

•	Decreased marketing and advertising expenses of $1,021; and
•	A net charge of $2,702 for management transition costs recorded in the prior year.

(Loss) income from operations by segment for fiscal 2016 and fiscal 2015 is summarized in the following table:

	Fiscal Year
(in thousands)	2016	2015
Wholesale	$47,098	$61,571
Direct-to-consumer	1,216	7,839
Subtotal	48,314	69,410
Unallocated corporate expenses	(59,925)	(53,684)
Impairment of goodwill and indefinite-lived intangible asset	(53,061)	—
Total (loss) income from operations	$(64,672)	$15,726

Operating income from our Wholesale segment decreased $14,473, or 23.5%, to $47,098 in fiscal 2016 from $61,571 in fiscal 2015. This decrease was driven by lower gross profit resulting from the sales volume decline discussed above, partly offset by the favorable impact from year-over-year adjustments in inventory reserves.

Operating income from our Direct-to-consumer segment decreased $6,623, or 84.5% to $1,216 in fiscal 2016 from $7,839 in fiscal 2015. The decrease resulted primarily from the impact of non-cash asset impairment charges of $2,082 related to property and equipment of certain retail stores with carrying values that were determined not to be recoverable and exceeded fair value and higher SG&A expenses associated with new stores. This was partly offset by an increase in gross profit including the favorable impact from year-over-year adjustments in inventory reserves.

Unallocated corporate expenses are comprised of SG&A expenses attributable to corporate and administrative activities (such as marketing, design, finance, information technology, legal and human resources departments), and other charges that are not directly attributable to our reportable segments. In fiscal 2016, the Company recorded $53,061 of impairment charges related to goodwill and the tradename intangible asset. See “Critical Accounting Policies — Fair Value Assessments of Goodwill and Other Indefinite-Lived Intangible Assets” below for further details.

Interest expense decreased $1,748, or 30.8%, to $3,932 in fiscal 2016 from $5,680 in fiscal 2015. The reduction in interest expense is primarily due to lower overall debt balances as a result of voluntary prepayments on our Term Loan Facility during fiscal 2015 as well as lower overall average borrowings on the Revolving Credit Facility.

Other expense, net decreased $1,404, or 81.0%, to $329 in fiscal 2016 from $1,733 in fiscal 2015. In fiscal 2016, the Company reduced the overall obligation under the Tax Receivable Agreement with the pre-IPO stockholders by $209, whereas in fiscal 2015, the Company increased the obligation under the Tax Receivable Agreement by $981. See Note 12 “Related Party Transactions” within the notes to Consolidated Financial Statements in this Annual Report on Form 10-K for additional information.

Provision for income taxes for fiscal 2016 was $93,726 as compared to $3,214 for fiscal 2015. Our effective tax rate for fiscal 2016 and fiscal 2015 was (136.0)% and 38.7%, respectively. The effective tax rate for fiscal 2016 included the impact of a valuation allowance established against our deferred tax assets in the amount of $121,836, or 176.8%, due to the combination of (i) a current year pre-tax loss, including goodwill and tradename impairment charges; (ii) levels of projected pre-tax income; and (iii) the Company’s ability to carry forward or carry back tax losses. Excluding the impact of the valuation allowance, the effective tax rate was 40.8% for fiscal 2016 and differed from the U.S. statutory rate of 35% primarily due to the impact of state taxes. The effective tax rate for fiscal 2015 differed from the U.S. statutory rate of 35% primarily due to state taxes and non-deductible expenses, mostly offset by the favorable impact of recent changes to state and local tax laws, primarily New York City, that impacted the net operating loss deferred tax assets and the return to provision adjustment.

Fiscal 2015 Compared to Fiscal 2014

The following table presents, for the periods indicated, our operating results as a percentage of net sales as well as earnings per share data:

	Fiscal Year
	2015		2014		Variances
		% of Net		% of Net
	Amount	Sales	Amount	Sales	Amount	Percent
(in thousands, except per share data, store and door counts and percentages)
Statements of Operations:
Net sales	$302,457	100.0%	$340,396	100.0%	$(37,939)	(11.1)%
Cost of products sold	169,941	56.2%	173,567	51.0%	(3,626)	(2.1)%
Gross profit	132,516	43.8%	166,829	49.0%	(34,313)	(20.6)%
Selling, general and administrative expenses	116,790	38.6%	96,579	28.4%	20,211	20.9%
Income from operations	15,726	5.2%	70,250	20.6%	(54,524)	(77.6)%
Interest expense, net	5,680	1.9%	9,698	2.8%	(4,018)	(41.4)%
Other expense, net	1,733	0.6%	835	0.3%	898	107.5%
Income before income taxes	8,313	2.7%	59,717	17.5%	(51,404)	(86.1)%
Provision for income taxes	3,214	1.0%	23,994	7.0%	(20,780)	(86.6)%
Net income	$5,099	1.7%	$35,723	10.5%	$(30,624)	(85.7)%
Earnings per share:
Basic earnings per share	$0.14		$0.97
Diluted earnings per share	$0.14		$0.93
Other Operating and Financial Data:
Total wholesale doors at end of period	2,441		2,394
Total stores at end of period	48		37
Comparable sales growth	4.2%		12.6%

Net sales for fiscal 2015 were $302,457, decreasing $37,939, or 11.1%, versus $340,396 for fiscal 2014. The decrease in sales compared to the prior year is due to a decrease in volume across our Wholesale segment. The following is a summary of our net sales by segment for fiscal 2015 and fiscal 2014:

	Fiscal Year
(in thousands)	2015	2014
Wholesale	$201,182	$259,418
Direct-to-consumer	101,275	80,978
Total net sales	$302,457	$340,396

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

SG&A expenses for fiscal 2015 were $116,790, increasing $20,211, or 20.9%, versus $96,579 for fiscal 2014. SG&A expenses as a percent of net sales were 38.6% and 28.4% for fiscal 2015 and fiscal 2014, respectively. SG&A expenses in the current year include a $2,702 charge for net management transition costs which consists of $3,394 of severance expense and $615 of executive search costs which were partly offset by $1,307 of stock option forfeitures. See Note 5 “Commitments and Contingencies” within the notes to Consolidated Financial Statements in this Annual Report on Form 10-K for additional details. SG&A expenses in the prior year include $571 of costs incurred by us related to the secondary offering by certain stockholders of the Company completed in July 2014. As we continue to invest in our growth and from our recent decline in sales, our SG&A expenses as a percent of sales have deleveraged. The increase in SG&A expenses compared to the prior year period is primarily due to:

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

Income from operations by segment for fiscal 2015 and fiscal 2014 is summarized in the following table:

	Fiscal Year
(in thousands)	2015	2014
Wholesale	$61,571	$100,623
Direct-to-consumer	7,839	14,556
Subtotal	69,410	115,179
Unallocated corporate expenses	(53,684)	(44,929)
Total income from operations	$15,726	$70,250

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

Other expense, net was $1,733 for fiscal 2015 compared to $835 for fiscal 2014. The increase resulted primarily from an increase in the obligation under the Tax Receivable Agreement (see Note 12 “Related Party Transactions” within the notes to Consolidated Financial Statements in this Annual Report on Form 10-K).

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

Liquidity and Capital Resources

Our sources of liquidity are cash and cash equivalents, cash flows from operations, if any, borrowings available under the Revolving Credit Facility and our ability to access capital markets. Our primary cash needs are capital expenditures for new stores and related leasehold improvements, meeting our debt service requirements, paying amounts due under the Tax Receivable Agreement and funding working capital requirements. The most significant components of our working capital are cash and cash equivalents, accounts receivable, inventories, accounts payable and other current liabilities. In accordance with new accounting guidance that became effective for fiscal 2016, management has concluded there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. See Note 1 “Description of Business and Summary of Significant Accounting Policies — (D) Sources and Uses of Liquidity” within the notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for additional details. In addition, see Part I. Item 1A. “Risk Factors” included in this Annual Report on Form 10-K.

On March 15, 2016, the Company entered into an Investment Agreement with Sun Cardinal, LLC and SCSF Cardinal, LLC, affiliates of Sun Capital Partners, Inc. (collectively the “Investors”) pursuant to which Sun Cardinal and SCSF Cardinal agreed to backstop a rights offering by purchasing at the subscription price of $5.50 per share any and all shares not subscribed through the exercise of rights, including the oversubscription. See Note 12 “Related Party Transactions” within the notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

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

The Company used a portion of the net proceeds received from the Rights Offering and related Investment Agreement to (1) repay the amount owed by us under the Tax Receivable Agreement with Sun Cardinal, for itself and as a representative of the other stockholders party thereto, for the tax benefit with respect to the 2014 taxable year including accrued interest, totaling $22,262 (see Note 12 “Related Party Transactions” within the notes to the Consolidated Financial Statements in this Annual Report on Form 10-K), and (2) repay all then outstanding indebtedness, totaling $20,000, under our Revolving Credit Facility. The Company intends to use the remaining net proceeds, which funds are held by VHC until needed by our operating subsidiary, for additional strategic investments and general corporate purposes, which may include future amounts owed by us under the Tax Receivable Agreement. During April 2017, the Company utilized $6,241 of the funds held by VHC to make a Specified Equity Contribution, as defined under the Term Loan Facility, in connection with the calculation of the Consolidated Net Total Leverage Ratio under the Term Loan as of January 28, 2017 so that the Consolidated Net Total Leverage Ratio would not exceed 3.25 to 1.00. As of April 28, 2017, VHC retains $15,196 of funds and management anticipates it will be necessary to make an additional Specified Equity Contribution in connection with the calculation of the Consolidated Net Total Leverage Ratio under the Term Loan Facility as of April 29, 2017, utilizing a portion of this retained cash.

Additionally, in order to increase availability under the Revolving Credit Facility, on March 6, 2017, Vince, LLC entered into a side letter (the “Letter”) with BofA, as administrative agent and collateral agent under the Revolving Credit Facility which temporarily modified the covenant that requires that at any point when “Excess Availability” is less than the greater of (i) 15% of the adjusted loan cap (without giving effect to item (iii) of the loan cap described below) or (ii) $10,000, and continuing until Excess Availability exceeds the greater of such amounts for 30 consecutive days, during which time, we must maintain a consolidated EBITDA (as defined in the Revolving Credit Facility) equal to or greater than $20,000 measured at the end of each applicable fiscal month for the trailing twelve-month period. The Letter provided that during the period from March 6, 2017 until and through April 30, 2017, the respective thresholds included in the definitions of “Covenant Compliance Event” and “Trigger Event” under the Revolving Credit Facility were temporarily modified to be the greater of (a) 12.5% of the Adjusted Loan Cap (as defined under the Revolving Credit Facility) and (b) $5,000. On April 14, 2017, Vince, LLC and BofA amended and restated the Letter in its entirety (the “Amended Letter”). The Amended Letter provides that during the period from April 13, 2017 until and through July 31, 2017 (the “Letter

Period”), the respective thresholds included in the definitions of “Covenant Compliance Event” and “Trigger Event” in the Revolving Credit Facility continue to be temporarily modified to be the greater of (a) 12.5% of the Adjusted Loan Cap (as defined in the Revolving Credit Facility) and (b) $5,000. The Amended Letter further provides that during the Letter Period, so long as the Company’s cash is held in a deposit account of the Company maintained with BofA (the “BofA Account”), the Company may include in the Borrowing Base (i) up to $10,000 of such cash after April 13, 2017 through May 31, 2017 and (ii) up to $5,000 of such cash after May 31, 2017 through July 31, 2017. During the Letter Period, to the extent that the cash and cash equivalents held by the Loan Parties at the close of business on any given day exceeds $1,000 (excluding amounts in the BofA Account and certain other excluded accounts, as well as amounts equal to all undrawn checks and ACH issued in the ordinary course of business for payroll, rent and other accounts payable needs), Vince shall use any such cash in excess of $1,000 to repay the loans under the Revolving Credit Facility.

Operating Activities

	Fiscal Year
(in thousands)	2016	2015	2014
Operating activities
Net (loss) income	$(162,659)	$5,099	$35,723
Add (deduct) items not affecting operating cash flows:
Impairment of goodwill and indefinite-lived intangible asset	53,061	—	—
Depreciation and amortization	8,684	8,350	5,267
Impairment of property and equipment	2,082	—	—
Provision for inventories	839	16,263	3,719
Deferred rent	413	1,723	3,045
Deferred income taxes	93,444	2,745	23,248
Share-based compensation expense	1,344	1,259	1,896
Other	701	1,634	1,532
Changes in assets and liabilities:
Receivables, net	(936)	24,397	6,401
Inventories	(2,792)	(15,420)	(7,182)
Prepaid expenses and other current assets	598	3,441	2,809
Accounts payable and accrued expenses	(24,414)	1,044	3,066
Other assets and liabilities	(25)	1,093	742
Net cash (used in) provided by operating activities	$(29,660)	$51,628	$80,266

Net cash used in operating activities during fiscal 2016 was $29,660, which consisted of a net loss of $162,659, impacted by non-cash items of $160,568, including $121,836 to record a full valuation allowance on our deferred tax assets, and cash used in working capital of $27,569. Net cash used in working capital resulted primarily from a cash outflow in accounts payable and accrued expenses of $24,414, which included the payment of $29,700, including interest, under the Tax Receivable Agreement with Sun Cardinal.

Net cash provided by operating activities during fiscal 2015 was $51,628, which consisted of net income of $5,099, impacted by non-cash items of $31,974 and cash provided by working capital of $14,555. Net cash provided by working capital resulted from a cash inflow in receivables, net of $24,397 driven largely by the timing of current year collections from prior year receivables and lower wholesale performance and a cash inflow in prepaid expenses and other current assets of $3,441 primarily due to timing, partly offset by a cash outflow in inventories of $15,420 due to new store additions, increased handbag inventory and higher in-transit inventory.

Net cash provided by operating activities during fiscal 2014 was $80,266, which consisted of net income of $35,723, impacted by non-cash items of $38,707 and cash provided by working capital of $5,836. Net cash provided by working capital was, in part, due to a cash inflow in receivables, net of $6,401 driven largely by higher trade deductions, cash inflows in prepaid expenses and other current assets of $2,809 and accounts payable and accrued expenses of $3,066. This was partially offset by a cash outflow in inventories of $7,182 due to increased inventory purchases to support new stores and shop-in-shops and the impact of higher in-transit inventory resulting primarily from a change in our shipping strategy to an FOB shipment basis.

Investing Activities

	Fiscal Year
(in thousands)	2016	2015	2014
Investing activities
Payments for capital expenditures	$(14,287)	$(17,591)	$(19,699)
Net cash used in investing activities	$(14,287)	$(17,591)	$(19,699)

Net cash used in investing activities of $14,287 during fiscal 2016 represents capital expenditures primarily related to the investment in our new systems and related infrastructure and retail store build-outs, including leasehold improvements and store fixtures.

Net cash used in investing activities of $17,591 during fiscal 2015 represents capital expenditures related to retail store build-outs, including leasehold improvements, costs related to the build-out of our design studio and Paris showroom space, store fixtures as well as expenditures for our shop-in-shop spaces operated by certain distribution partners and the investment in new systems and related infrastructure.

Net cash used in investing activities of $19,699 during fiscal 2014 represents capital expenditures related to retail store build-outs, including leasehold improvements and store fixtures as well as expenditures for our shop-in-shop spaces operated by certain distribution partners and the costs related to the build-out of corporate office spaces and showroom facilities.

Financing Activities

	Fiscal Year
(in thousands)	2016	2015	2014
Financing activities
Proceeds from borrowings under the Revolving Credit Facility	$181,367	$115,127	$50,500
Repayment of borrowings under the Revolving Credit Facility	(191,167)	(123,127)	(27,500)
Repayment of borrowings under the Term Loan Facility	—	(20,000)	(105,000)
Proceeds from common stock issuance, net of transaction costs	63,773	—	—
Proceeds from stock option exercises and issuance of common stock under employee stock purchase plan	4,722	175	175
Fees paid for Term Loan Facility and Revolving Credit Facility	—	(94)	(114)
Net cash provided by (used in) financing activities	$58,695	$(27,919)	$(81,939)

Net cash provided by financing activities was $58,695 during fiscal 2016, primarily consisting of net proceeds received from the issuance of common stock in connection with the completed Rights Offering of $63,773 and $4,722 of proceeds received from stock option exercises and issuance of common stock under our employee stock purchase plan, partly offset by $9,800 of net repayments of borrowings under our Revolving Credit Facility.

Net cash used by financing activities was $27,919 during fiscal 2015, primarily consisting of voluntary prepayments totaling $20,000 on our Term Loan Facility and $8,000 of net repayments of borrowings under our Revolving Credit Facility.

Net cash used by financing activities was $81,939 during fiscal 2014, primarily consisting of voluntary prepayments totaling $105,000 on our Term Loan Facility, partially offset by $23,000 of net proceeds from borrowings under our Revolving Credit Facility.

Revolving Credit Facility

On November 27, 2013, Vince, LLC entered into a $50,000 senior secured revolving credit facility (as amended from time to time, the “Revolving Credit Facility”) with Bank of America, N.A. (“BofA”) as administrative agent. Vince, LLC is the borrower and VHC and Vince Intermediate, a direct subsidiary of VHC and the direct parent company of Vince, LLC, are the guarantors under the Revolving Credit Facility. On June 3, 2015, Vince LLC entered into a first amendment to the Revolving Credit Facility, that among other things, increased the aggregate commitments under the facility from $50,000 to $80,000, subject to a loan cap which is the lesser of (i) the Borrowing Base, as defined in the loan agreement, (ii) the aggregate commitments, or (iii) $70,000 until debt obligations under the Company’s term loan facility have been paid in full, and extended the maturity date from November 27, 2018 to June 3, 2020. The Revolving Credit Facility also provides for a letter of credit sublimit of $25,000 (plus any increase in aggregate commitments) and an accordion option that allows for an increase in aggregate commitments up to $20,000. Interest is payable on the loans under the Revolving Credit Facility at either the LIBOR or the Base Rate, in each case, plus an applicable margin of 1.25% to 1.75% for LIBOR loans or 0.25% to 0.75% for Base Rate loans, and in each case subject to a pricing grid based on an average daily excess availability calculation. The “Base Rate” means, for any day, a fluctuating rate per annum equal to the highest of (i) the rate of interest in effect for such day as publicly announced from time to time by BofA as its prime rate; (ii) the Federal Funds Rate for such day, plus 0.50%; and (iii) the LIBOR Rate for a one month interest period as determined on such day, plus 1.0%. During the continuance of an event of default and at the election of the required lender, interest will accrue at a rate of 2% in excess of the applicable non-default rate.

The Revolving Credit Facility contains a covenant that, at any point when “Excess Availability” is less than the greater of (i) 15% of the adjusted loan cap (without giving effect to item (iii) of the loan cap described above) or (ii) $10,000, and continuing until Excess Availability exceeds the greater of such amounts for 30 consecutive days, during which time, we must maintain a consolidated EBITDA (as defined in the Revolving Credit Facility) equal to or greater than $20,000 measured at the end of each applicable fiscal month for the trailing twelve-month period. As of January 28, 2017, we were not subject to this covenant as Excess Availability was greater than the required minimum. Additionally, in order to increase availability under the Revolving Credit Facility, on March 6, 2017, Vince, LLC entered into the Letter with BofA, as administrative agent and collateral agent under the Revolving Credit Facility which temporarily modified the covenant discussed above. The Letter provided that during the period from March 6, 2017 until and through April 30, 2017, the respective thresholds included in the definitions of “Covenant Compliance Event” and “Trigger Event” under the Revolving Credit Facility were temporarily modified to be the greater of (a) 12.5% of the Adjusted Loan Cap (as defined under the Revolving Credit Facility) and (b) $5,000. On April 14, 2017, Vince, LLC and BofA amended and restated the Letter in its entirety (the “Amended Letter”). The Amended Letter provides that during the period from April 13, 2017 until and through July 31, 2017 (the “Letter Period”), the respective thresholds included in the definitions of “Covenant Compliance Event” and “Trigger Event” in the Revolving Credit Facility continue to be temporarily modified to be the greater of (a) 12.5% of the Adjusted Loan Cap (as defined in the Revolving Credit Facility) and (b) $5,000. The Amended Letter further provides that during the Letter Period, so long as the Company’s cash is held in a deposit account of the Company maintained with BofA (the “BofA Account”), the Company may include in the Borrowing Base (i) up to $10,000 of such cash after April 13, 2017 through May 31, 2017 and (ii) up to $5,000 of such cash after May 31, 2017 through July 31, 2017. During the Letter Period, to the extent that the cash and cash equivalents held by the Loan Parties at the close of business on any given day exceeds $1,000 (excluding amounts in the BofA Account and certain other excluded accounts, as well as amounts equal to all undrawn checks and ACH issued in the ordinary course of business for payroll, rent and other accounts payable needs), Vince shall use any such cash in excess of $1,000 to repay the loans under the Revolving Credit Facility.

The Revolving Credit Facility contains representations and warranties, other covenants and events of default that are customary for this type of financing, including limitations on the incurrence of additional indebtedness, liens, negative pledges, guarantees, investments, loans, asset sales, mergers, acquisitions, prepayment of other debt, the repurchase of capital stock, transactions with affiliates, and the ability to change the nature of the Company’s business or its fiscal year. The Revolving Credit Facility generally permits dividends in the absence of any event of default (including any event of default arising from the contemplated dividend), so long as (i) after giving pro-forma effect to the contemplated dividend, for the following six months Excess Availability will be at least the greater of 20% of the adjusted loan cap and $10,000 and (ii) after giving pro forma effect to the contemplated dividend, the “Consolidated Fixed Charge Coverage Ratio” for the 12 months preceding such dividend shall be greater than or equal to 1.0 to 1.0 (provided that the Consolidated Fixed Charge Coverage Ratio may be less than 1.0 to 1.0 if, after giving pro forma effect to the contemplated dividend, Excess Availability for the six fiscal months following the dividend is at least the greater of 35% of the adjusted loan cap and $15,000). As of January 28, 2017, we were in compliance with applicable financial covenants.

As of January 28, 2017, the availability under the Revolving Credit Facility was $27,157 net of the amended loan cap and there were $5,200 of borrowings outstanding and $7,474 of letters of credit outstanding under the Revolving Credit Facility. The weighted average interest rate for borrowings outstanding under the Revolving Credit Facility as of January 28, 2017 was 4.3%.

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

Term Loan Facility

On November 27, 2013, in connection with the closing of the IPO and Restructuring Transactions, Vince, LLC and Vince Intermediate entered into a $175,000 senior secured term loan facility (as amended from time to time, the “Term Loan Facility”) with the lenders party thereto, BofA, as administrative agent, JP Morgan Chase Bank and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers, and Cantor Fitzgerald as documentation agent. The Term Loan Facility will mature on November 27, 2019. Vince, LLC and Vince Intermediate are borrowers (the “Borrowers”) and VHC is a guarantor under the Term Loan Facility.

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

The Term Loan Facility contains a covenant that Vince, LLC and Vince Intermediate maintain a “Consolidated Net Total Leverage Ratio” as of the last day of any period of four fiscal quarters not to exceed 3.25 to 1.00. The Term Loan Facility permits VHC to make a Specified Equity Contribution, as defined under the Agreement, to the Borrowers in order to increase, dollar for dollar, Consolidated EBITDA for such fiscal quarter for the purposes of determining compliance with this covenant at the end of such fiscal quarter and applicable subsequent periods provided that (a) in each four fiscal quarter period there shall be at least two fiscal quarters in which no Specified Equity Contribution is made; (b) no more than five Specified Equity Contributions shall be made in the aggregate during the term of the Agreement; and (c) the amount of any Specified Equity Contribution shall be no greater than the amount required to cause the Company to be in compliance with this covenant.

In addition, the Term Loan Facility contains customary representations and warranties, other covenants, and events of default, including but not limited to, limitations on the incurrence of additional indebtedness, liens, negative pledges, guarantees, investments, loans, asset sales, mergers, acquisitions, prepayment of other debt, the repurchase of capital stock, transactions with affiliates, and the ability to change the nature of the Company’s business or its fiscal year, and distributions and dividends. The Term Loan Facility generally permits dividends to the extent that no default or event of default is continuing or would result from the contemplated dividend and the pro forma Consolidated Net Total Leverage Ratio after giving effect to such contemplated dividend is at least 0.25 lower than the maximum Consolidated Net Total Leverage Ratio for such quarter in an amount not to exceed the excess available amount, as defined in the loan agreement. All obligations under the Term Loan Facility are guaranteed by VHC and any future material domestic restricted subsidiaries of Vince, LLC and secured by a lien on substantially all of the assets of VHC, Vince, LLC and Vince Intermediate and any future material domestic restricted subsidiaries.

As of January 28, 2017, we were in compliance with applicable financial covenants. During April 2017, the Company utilized $6,241 of the funds held by VHC to make a Specified Equity Contribution, as defined under the Term Loan Facility, in connection with the calculation of the Consolidated Net Total Leverage Ratio under the Term Loan Facility as of January 28, 2017 so that the Consolidated Net Total Leverage Ratio would not exceed 3.25 to 1.00. As of April 28, 2017, VHC retains $15,196 of funds and management anticipates it will be necessary to make an additional Specified Equity Contribution in connection with the calculation of the Consolidated Net Total Leverage Ratio under the Term Loan Facility as of April 29, 2017, utilizing a portion of this retained cash.

Through January 28, 2017, on an inception to date basis, we have made voluntary prepayments totaling $130,000 in the aggregate on the original $175,000 Term Loan Facility entered into on November 27, 2013, with no such prepayments made during fiscal 2016. As of January 28, 2017 we had $45,000 of debt outstanding under the Term Loan Facility.

Off-Balance Sheet Arrangements

We did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes during the periods presented herein.

Contractual Obligations

The following table summarizes our contractual obligations as of January 28, 2017:

	Future payments due by period
(in thousands)	2017	2018-2019	2020-2021	Thereafter	Total
Unrecorded contractual obligations
Operating lease obligations	$21,096	$41,795	$37,147	$50,753	$150,791
Other contractual obligations (1)	36,617	4,024	1,653	—	42,294
Recorded contractual obligations
Long-term debt obligations	—	45,000	5,200	—	50,200
Tax Receivable Agreement (2)	2,788				140,618
Total	$60,501	$90,819	$44,000	$50,753	$383,903

(1)	Consists primarily of inventory purchase obligations and service contracts.
(2)

VHC entered into the Tax Receivable Agreement with the Pre-IPO Stockholders (as described in Note 12 “Related Party Transactions” within the notes to Consolidated Financial Statements in this Annual Report on Form 10-K). We cannot, however, reliably estimate in which future periods these amounts would become due, other than those amounts expected to be paid within one year. The amount set forth in the “Total” column represents the remaining obligation as of January 28, 2017 under the Tax Receivable Agreement.

The summary above does not include the following items:

•

As of January 28, 2017, we have recorded $2,339 of unrecognized tax benefits, excluding interest and penalties. We are unable to make reliable estimates of cash flows by period due to the inherent uncertainty surrounding the effective settlement of these positions.

•

Interest payable under the Term Loan Facility, which is calculated at a rate of either (i) the Eurodollar rate (subject to a 1.00% floor) plus an applicable margin of 4.75% to 5.00% based on a consolidated net total leverage ratio or (ii) the base rate applicable margin of 3.75% to 4.00% based on a consolidated net total leverage ratio.

•

Interest payable under the Revolving Credit facility, which is calculated at either the LIBOR or the Base Rate, in each case, plus an applicable margin of 1.25% to 1.75% for LIBOR loans or 0.25% to 0.75% for Base Rate loans, and in each case subject to a pricing grid based on an average daily excess availability calculation. The “Base Rate” means, for any day, a fluctuating rate per annum equal to the highest of (i) the rate of interest in effect for such day as publicly announced from time to time by BofA as its prime rate; (ii) the Federal Funds Rate for such day, plus 0.50%; and (iii) the LIBOR Rate for a one month interest period as determined on such day, plus 1.0%.

Seasonality

The apparel and fashion industry in which we operate is cyclical and, consequently, our revenues are affected by general economic conditions and the seasonal trends characteristic to the apparel and fashion industry. Purchases of apparel are sensitive to a number of factors that influence the level of consumer spending, including economic conditions and the level of disposable consumer income, consumer debt, interest rates and consumer confidence as well as the impact of adverse weather conditions. In addition, fluctuations in the amount of sales in any fiscal quarter are affected by the timing of seasonal wholesale shipments and other events affecting direct-to-consumer sales; as such, the financial results for any particular quarter may not be indicative of results for the fiscal year. We expect such seasonality to continue.

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

The following critical accounting policies reflect the significant estimates and judgments used in the preparation of our consolidated financial statements. With respect to critical accounting policies, even a relatively minor variance between actual and expected experience can potentially have a materially favorable or unfavorable impact on subsequent consolidated results of operations. For more information on our accounting policies, please refer to the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

Revenue Recognition and Accounts Receivable Reserves for Allowances

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

Accounts receivable are recorded net of allowances for expected future chargebacks and margin support from wholesale partners. It is the nature of the apparel industry that suppliers like us face significant pressure from wholesale partners in the retail industry to provide allowances to compensate for their margin shortfalls. This pressure often takes the form of customers requiring us to provide price concessions on prior shipments as a prerequisite for obtaining future orders. Pressure for these concessions is largely determined by overall retail sales performance and, more specifically, the performance of our products at retail. To the extent our wholesale partners have more of our goods on hand at the end of the season, there will be greater pressure for us to grant markdown concessions on prior shipments. Our accounts receivable balances are reported net of expected allowances for these matters based on the historical level of concessions required and our estimates of the level of markdowns and allowances that will be required in the coming season. We evaluate the allowance balances on a continual basis and adjust them as necessary to reflect changes in anticipated allowance activity. We also provide an allowance for sales returns based on historical return rates.

At January 28, 2017, a hypothetical 1% change in the reserves for allowances would have resulted in a change of $197 in accounts receivable and net sales.

Inventory Valuation

Inventory values are reduced to net realizable value when there are factors indicating that certain inventories will not be sold on terms sufficient to recover their cost. Out-of-season inventories may be sold to off-price retailers and other customers who serve a customer base that will purchase prior year fashions and may be liquidated through our Vince outlets and our e-commerce website. The amount, if any, that these customers will pay for prior year fashions is determined by the desirability of the inventory itself as well as the general level of prior year goods available to these customers. The assessment of inventory value, as a result, is highly subjective and requires an assessment of the seasonality of the inventory, its future desirability, and future price levels in the off-price sector.

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

At January 28, 2017, a hypothetical 1% change in the inventory obsolescence reserve would have resulted in a change of $21 in inventory, net and cost of products sold.

Fair Value Assessments of Goodwill and Other Indefinite-Lived Intangible Assets

Goodwill and other indefinite-lived intangible assets are tested for impairment at least annually and in an interim period if a triggering event occurs. We completed our annual impairment testing on our goodwill and indefinite-lived intangible asset during the fourth quarters of fiscal 2016, fiscal 2015 and fiscal 2014.

An entity may elect to perform a qualitative impairment assessment for goodwill and indefinite-lived intangible assets. If adverse trends are identified during the qualitative assessment that indicate that it is more likely than not that the fair value of a reporting unit or indefinite-lived intangible asset is less than its carrying amount, a quantitative impairment test is required.

“Step one” of the quantitative impairment test for goodwill requires an entity to determine the fair value of each reporting unit and compare such fair value to the respective carrying amount. If the estimated fair value of the reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is not impaired, and we are not required to perform further testing. If the carrying amount of the reporting unit exceeds its estimated fair value, “step two” of the impairment test is performed in order to determine the amount of the impairment loss. “Step two” of the goodwill impairment test includes valuing the tangible and intangible assets of the impaired reporting unit based on the fair value determined in “step one” and calculating the fair value of the impaired reporting unit's goodwill based upon the residual of the summed identified tangible and intangible assets and liabilities. The goodwill impairment test is dependent on a number of factors, including estimates of future growth, profitability and cash flows, discount rates and other variables. We base our estimates on assumptions we believe to be reasonable, but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates.

We estimate the fair value of our tradename intangible asset using a discounted cash flow valuation analysis, which is based on the “relief from royalty” methodology.  This methodology assumes that in lieu of ownership, a third party would be willing to pay a royalty in order to exploit the related benefits of these types of assets. The relief from royalty approach is dependent on a number of factors, including estimates of future growth, royalty rates in the category of intellectual property, discount rates and other variables.  We base our fair value estimates on assumptions we believe to be reasonable, but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates. We recognize an impairment loss when the estimated fair value of the tradename intangible asset is less than the carrying value.

An entity may pass on performing the qualitative assessment for a reporting unit or indefinite-lived intangible asset and directly perform the quantitative assessment. This determination can be made on an asset by asset basis, and an entity may resume performing a qualitative assessment in subsequent periods.

In fiscal 2016, a quantitative impairment test on goodwill determined that the fair value of our Direct-to-consumer reporting unit was below its carrying value. During fiscal 2016, the sales results within the Direct-to-consumer reporting unit were impacted by continued declines in average order values as well as declines in the number of transactions due to lower conversion rates and reduced traffic and as a result, the Direct-to-consumer reporting unit has not met expectations, resulting in lower current and expected future cash flows. We estimated the fair value of our Direct-to-consumer reporting unit using both the income and market valuation approaches, with a weighting of 80% and 20%, respectively. “Step one” of the assessment determined that the fair value of the Direct-to-consumer reporting unit was below the carrying amount by approximately 40%. Accordingly, “step two” of the assessment was performed, which compared the implied fair value of the goodwill to the carrying value of such goodwill by performing a hypothetical purchase price allocation using the fair value of the reporting unit determined in “step one”. Based on the results from “step two,” we recorded a goodwill impairment charge of $22,311 to write-off all of the goodwill in our Direct-to-consumer reporting unit. The charge was recorded within Impairment of goodwill and indefinite-lived intangible asset on the Consolidated Statements of Operations, during the fourth quarter of fiscal 2016. Additionally, the results of “step one” of the assessment determined that the fair value of the Wholesale reporting unit exceeded its fair value by approximately 40% and therefore did not result in any impairment of goodwill. However, further declines in the net sales or operating results of the Wholesale reporting unit may result in a partial or full impairment of its goodwill, which amounted to $41,435 as of January 28, 2017. Significant assumptions utilized in the discounted cash flow analysis included a discount rate of 16.0%. Significant assumptions utilized in a market-based approach were market multiples ranging from 0.50x to 0.90x for the Company’s reporting units.

In fiscal 2015, we elected to perform a quantitative impairment test on goodwill. The results of the quantitative test did not result in any impairment of goodwill because the fair values of each of the Company’s reporting units exceeded their respective carrying values. The fair values of the Company’s reporting units exceeded their respective carrying values by at least 15% as of the date of the impairment test. Significant assumptions utilized in the discounted cash flow analysis included discount rates that ranged from 16.0% to 17.0%. Significant assumptions utilized in a market-based approach were market multiples ranging from 0.85x to 0.95x for the Company’s reporting units.

In fiscal 2014 we elected to perform a qualitative assessment on goodwill and determined that it was not more likely than not that the carrying value of the reporting unit was greater than the fair value. As such, we were not required to perform “step two” of the impairment test.

In fiscal 2016, a quantitative assessment on our indefinite-lived intangible asset, which consists of the Vince tradename, determined that the fair value of our tradename intangible asset was below its carrying value. During fiscal 2016, our sales results have not met expectations resulting in lower current and expected future cash flows. We estimated the fair value of our tradename intangible asset using a discounted cash flow valuation analysis, which is based on the “relief from royalty” methodology and determined that the fair value of our tradename intangible asset was below the carrying amount by approximately 30%. Accordingly, we recorded an impairment charge of $30,750, which was recorded within Impairment of goodwill and indefinite-lived intangible asset on the Consolidated Statements of Operations, during the fourth quarter of fiscal 2016. Discount rate assumptions were based on an assessment of the risk inherent in the projected future cash flows generated by the intangible asset. Also subject to judgment are assumptions about royalty rates, which were based on the estimated rates at which similar tradenames are being licensed in the marketplace.

In fiscal 2015 we elected to perform a quantitative assessment on our tradename intangible asset. The results of the quantitative test did not result in any impairment because the fair value of the Company’s tradename intangible asset exceeded its carrying value. The estimate of fair value of the tradename intangible asset was determined using a discounted cash flow valuation analysis, which was based on the “relief from royalty” methodology. Discount rate assumptions were based on an assessment of the risk inherent in the projected future cash flows generated by the intangible asset. Also subject to judgment are assumptions about royalty rates, which were based on the estimated rates at which similar tradenames are being licensed in the marketplace.

In fiscal 2014, we elected to perform a qualitative assessment on the tradename intangible asset and determined that it was not more likely than not that the carrying value of the asset exceeded the fair value.

Property and Equipment and Other Finite-Lived Intangible Assets

The Company reviews its property and equipment and finite-lived intangible assets for impairment when management determines that the carrying value of such assets may not be recoverable due to events or changes in circumstances. Recoverability of these assets is evaluated by comparing the carrying value of the asset with estimated future undiscounted cash flows. If the comparisons indicate that the value of the asset is not recoverable, an impairment loss is calculated as the difference between the carrying value and the fair value of the asset and the loss is recognized during that period. During fiscal 2016, we recorded non-cash asset impairment charges of $2,082, within SG&A expenses on the Consolidated Statements of Operations, related to the impairment of property and equipment of certain retail stores with carrying values that were determined not to be recoverable and exceeded fair value. Prior to the impairment charge, these retail stores had a total net book value of $3,124. The Company did not record any significant impairment charges in fiscal 2015 or fiscal 2014.

Finite-lived intangible assets are comprised of customer relationships and are being amortized on a straight-line basis over their useful lives of 20 years.

Income taxes and Valuation Allowances

We account for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities at enacted rates. We assess the likelihood of the realization of deferred tax assets and adjust the carrying amount of these deferred tax assets by a valuation allowance to the extent we believe it more likely than not that all or a portion of the deferred tax assets will not be realized. We consider many factors when assessing the likelihood of future realization of deferred tax assets, including recent earnings results within taxing jurisdictions, expectations of future taxable income, the carryforward periods available and other relevant factors. Changes in the required valuation allowance are recorded in income in the period such determination is made. Significant judgment is required in determining the provision for income taxes. Changes in estimates may create volatility in our effective tax rate in future periods for various reasons, including changes in tax laws or rates, changes in forecasted amounts of pretax income (loss), settlements with various tax authorities, either favorable or unfavorable, the expiration of the statute of limitations on some tax positions and obtaining new information about particular tax positions that may cause management to change its estimates. The ultimate tax outcome is uncertain for certain transactions. We recognize tax positions in our Consolidated Balance Sheets as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with tax authorities assuming full knowledge of the position and all relevant facts.

Due to the uncertain nature of the realization of our deferred income tax assets, during the fourth quarter of fiscal 2016, we recorded valuation allowances in the amount of $121,836, within Provision for income taxes on the Consolidated Statements of Operations, due to the combination of (i) a current year pretax loss, including goodwill and tradename impairment charges; (ii) levels of projected pre-tax income; and (iii) the Company’s ability to carry forward or carry back tax losses. This valuation allowance is subject to periodic review, and, if the allowance is reduced, the tax benefit will be recorded in future operations as a reduction of our income tax expense.

Recent Accounting Pronouncements

For information on certain recently issued or proposed accounting standards which may impact Vince Holding Corp., please refer to the notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our principal market risk relates to interest rate sensitivity, which is the risk that changes in interest rates will reduce our net income or net assets. Our variable rate debt consists of borrowings under the Term Loan Facility and Revolving Credit Facility. Our current interest rate on the Term Loan Facility is based on the Eurodollar rate (subject to a 1.00% floor) plus an applicable margin of 4.75% to 5.00%. Our interest rate on the Revolving Credit Facility is based on the Eurodollar rate or the Base Rate (as defined in the Revolving Credit Facility) with applicable margins subject to a pricing grid based on excess availability. As of January 28, 2017, a one percentage point increase in the interest rate on our variable rate debt would result in additional interest expense of approximately $502 for the $50,200 borrowings outstanding under the Term Loan Facility and Revolving Credit Facility as of such date, calculated on an annual basis.

We do not expect that foreign currency risk, commodity price or inflation risks to be material to our business or our consolidated financial position, results of operations or cash flows.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See “Index to the Audited Consolidated Financial Statements,” which is located on page F-1 appearing at the end of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of January 28, 2017.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting, which is described below under “Management’s Annual Report on Internal Control Over Financial Reporting.”

As a result of the material weaknesses identified, we performed additional analysis, substantive testing and other post-closing procedures intended to ensure that our consolidated financial statements were prepared in accordance with U.S. GAAP. Accordingly, management believes that the consolidated financial statements and related notes thereto included in this Annual Report on Form 10-K fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting

Since the IPO, the Company had been in the process of transitioning certain functions performed by Kellwood under the Shared Services Agreement and during the quarter ended January 28, 2017, the Company completed the transition of all such functions and systems from Kellwood to the Company’s own systems or processes as well as to third-party service providers. Functions that transitioned to the Company, including its third-party service providers, included accounting related functions, tax, accounts payable, credit and collections, e-commerce customer service, distribution and logistics, payroll and benefits administration, and information technology support. Additionally, the Company has completed the implementation of its own enterprise resource planning and supporting systems, point-of-sale system, third-party e-commerce platform, human resource payroll and recruitment systems, distribution applications, and network infrastructure. As a result, we have updated our internal controls over financial reporting, as necessary, to accommodate modifications to our business processes and accounting procedures.

As described in the preceding paragraph, there were changes in our internal control over financial reporting that occurred during our latest fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of January 28, 2017. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on this assessment, management has concluded that, as of January 28, 2017, our internal control over financial reporting was not effective, as management identified deficiencies in internal control over financial reporting that were determined to be material weaknesses. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of an entity’s financial statements will not be prevented or detected and corrected on a timely basis.

We did not design and implement effective control over risk assessment with regard to our processes and procedures commensurate with our financial reporting requirements, which deficiency was identified as a material weakness. Specifically, we did not maintain appropriate corporate governance and oversight, change management and system implementation controls intended to address the risks associated with the implementation of our ERP and payroll systems and to timely identify and appropriately mitigate such risk prior to transitioning to the new systems.

The risk assessment material weakness contributed to a second material weakness related to the design and maintenance of information technology (“IT”) general controls for information systems that are relevant to the preparation of financial statements. Specifically, the Company did not (i) maintain program change management controls to ensure that information technology program and data changes affecting financial IT applications and underlying accounting records were tested, approved and implemented appropriately; and (ii) maintain adequate user access controls to ensure appropriate segregation of duties and to adequately restrict access to financial applications and data.

These material weaknesses could impact the effectiveness of IT-dependent controls (such as automated controls that address the risk of material misstatement to one or more assertions, along with the IT controls and underlying data that support the effectiveness of system-generated data and reports) and could result in misstatements potentially impacting all financial statement line items and disclosures, which would not be prevented or detected.

Because we are an emerging growth company under the JOBS Act, this Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm.

Remediation Plan

Management has initiated a remediation plan to address the control deficiencies that led to the material weaknesses. The remediation plan includes, but is not limited to:

•

The enhancement of our risk assessment and governance controls related to managing information technology development and related organizational change. This includes establishment of an IT Steering Committee, which will adopt comprehensive information technology governance policies and procedures, perform a robust IT risk assessment and implement an improved IT organizational structure;

•	The development of information technology processes and procedures to appropriately monitor data processing and system interfaces;
•	The implementation of (i) controls to ensure that only appropriate system access rights are granted to system users; and (ii) controls related to routine reviews of user system access; and
•	The implementation of appropriate segregation of duties in all systems that impact internal control over financial reporting.

Our goal is to implement these control improvements during fiscal 2017 and to fully remediate these material weaknesses by the end of 2017, subject to there being sufficient opportunities to conclude, through testing, that the implemented controls are operating effectively. Until the controls are remediated, we will continue to perform additional analysis, substantive testing and other post-closing procedures to ensure that our consolidated financial statements are prepared in accordance with U.S. GAAP.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is incorporated herein by reference from the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2017 annual meeting of stockholders. Our definitive proxy statement will be filed on or before 120 days after the end of fiscal 2016.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item is incorporated herein by reference from the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2017 annual meeting of stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS.

The information required by this Item is incorporated herein by reference from the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2017 annual meeting of stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated herein by reference from the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2017 annual meeting of stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item is incorporated herein by reference from the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2017 annual meeting of stockholders.

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

10.7†

Assignment and Assumption Agreement, dated as of November 27, 2013, by and between Kellwood Company, LLC and Apparel Holding Corp. (incorporated by reference to Exhibit 10.57 to the Company’s Annual Report on Form 10-K filed on April 4, 2014)

10.8†

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

10.11†

Form of Indemnification Agreement (for directors and officers not affiliated with Sun Capital Partners) (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on November 27, 2013)

10.12†

Vince Holding Corp. 2013 Incentive Plan (incorporated by reference to Exhibit 10.66 to the Company’s Registration Statement on Form S-1 (File No. (333-191336) filed with the Securities Exchange Commission on November 12, 2013)

10.13†	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K filed on November 27, 2013)

10.14†	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K filed on November 27, 2013)

10.15†

Vince Holding Corp. Amended and Restated 2013 Employee Stock Purchase Plan (incorporated by reference to Annex A to the Company’s Information Statement on Schedule 14C filed with the Securities Exchange Commission on September 3, 2015)

10.16

First Amendment to Credit Agreement, dated as of June 3, 2015, by and among the Company, the guarantors parties thereto, BofA, as administrative agent, and each lender party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on September 8, 2015).

10.17

First Amendment to the Tax Receivable Agreement, dated as of September 1, 2015, between Vince Holding Corp., the Stockholders, and the Stockholder Representative (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on December 8, 2015).

10.18†

Employment Offer Letter, dated as of September 1, 2015, from Vince Holding Corp. to David Stefko relating to his appointment as the Interim Chief Financial Officer and Treasurer of the Company (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on December 8, 2015).

Exhibit Number	Exhibit Description

10.19†

Employment Offer Letter, dated as of October 22, 2015, from Vince, LLC to Brendan Hoffman relating to his appointment as the Chief Executive Officer of the Company (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on December 8, 2015).

10.20†

Transition Services and Separation Agreement, dated as of October 6, 2015, between Vince Holding Corp and Jill Granoff (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on December 8, 2015).

10.21†

Confidential Severance Agreement and General Release, dated as of August 6, 2015, between Vince Holding Corp and Lisa Klinger (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on December 8, 2015).

10.22†

Severance Agreement and General Release, dated as of September 28, 2015, between Vince, LLC and Karin Gregersen McLennan (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on December 8, 2015).

10.23

Consulting Agreement, dated as of November 23, 2015, between Vince, LLC and Rea Laccone (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K filed on April 14, 2016).

10.24

Consulting Agreement, dated as of November 23, 2015, between Vince, LLC and Christopher LaPolice (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K filed on April 14, 2016).

10.25†

Employment Offer Letter, dated as of January 12, 2016, from Vince, LLC to David Stefko relating to his appointment as the Chief Financial Officer of the Company (incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K filed on April 14, 2016).

10.26

Investment Agreement, dated as of March 15, 2016, by and among Vince Holding Corp., Sun Cardinal, LLC and SCSF Cardinal, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 16, 2016).

10.27†

Employment Agreement, dated as of December 18, 2015, between Vince, LLC to Katayone Adeli (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on June 8, 2016).

10.28†

Confidential Severance Agreement and General Release, dated as of February 29, 2016, between Vince, LLC and Michele Sizemore (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on June 8, 2016).

10.29†

Employment Agreement, dated as of June 30, 2016, between Vince, LLC to Mark Engebretson (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on September 8, 2016).

10.30†

Amendment No. 1 to Offer Letter, dated as of September 12, 2016, between Vince, LLC to Mark Engebretson (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on September 8, 2016).

21.1	List of subsidiaries of Vince Holding Corp.

23.1	Consent of PricewaterhouseCoopers LLP

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial Statements in XBRL Format

†	Indicates exhibits that constitute management contracts or compensatory plans or arrangements
ITEM 16.	FORM 10-K SUMMARY.

None.

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

Signature	Title	Date

/s/ Brendan Hoffman	Chief Executive Officer (Principal Executive Officer) (Director)	April 28, 2017
Brendan Hoffman

/s/ David Stefko	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	April 28, 2017
David Stefko

/s/ Jonathan H. Borell	Director	April 28, 2017
Jonathan H. Borell

/s/ Robert A. Bowman	Director	April 28, 2017
Robert A. Bowman

/s/ Ryan J. Esko	Director	April 28, 2017
Ryan J. Esko

/s/ Jerome Griffith	Director	April 28, 2017
Jerome Griffith

/s/ Marc J. Leder	Director	April 28, 2017
Marc J. Leder

/s/ Donald V. Roach	Director	April 28, 2017
Donald V. Roach

/s/ Eugenia Ulasewicz	Director	April 28, 2017
Eugenia Ulasewicz

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Vince Holding Corp.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Vince Holding Corp. and its subsidiaries as of January 28, 2017 and January 30, 2016, and the results of their operations and their cash flows for each of the three years in the period ended January 28, 2017 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has determined there is risk of future non-compliance with its debt covenant that raises substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PricewaterhouseCoopers LLP

New York, New York

April 28, 2017

VINCE HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	January 28,	January 30,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$20,978	$6,230
Trade receivables, net	10,336	9,400
Inventories, net	38,529	36,576
Prepaid expenses and other current assets	4,768	8,027
Total current assets	74,611	60,233
Property and equipment, net	42,945	37,769
Intangible assets, net	77,698	109,046
Goodwill	41,435	63,746
Deferred income taxes	—	89,280
Other assets	2,791	3,494
Total assets	$239,480	$363,568

Liabilities and Stockholders' (Deficit) Equity
Current liabilities:
Accounts payable	$37,022	$28,719
Accrued salaries and employee benefits	3,427	5,755
Other accrued expenses	9,992	37,174
Total current liabilities	50,441	71,648
Long-term debt	48,298	57,615
Deferred rent	16,892	14,965
Other liabilities	137,830	140,838

Commitments and contingencies (Note 5)

Stockholders' (deficit) equity:
Common stock at $0.01 par value (100,000,000 shares authorized, 49,427,606 and 36,779,417 shares issued and outstanding at January 28, 2017 and January 30, 2016, respectively)	494	368
Additional paid-in capital	1,082,727	1,012,677
Accumulated deficit	(1,097,137)	(934,478)
Accumulated other comprehensive loss	(65)	(65)
Total stockholders' (deficit) equity	(13,981)	78,502
Total liabilities and stockholders' (deficit) equity	$239,480	$363,568

See accompanying notes to Consolidated Financial Statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data and share amounts)

	Fiscal Year
	2016	2015	2014
Net sales	$268,199	$302,457	$340,396
Cost of products sold	145,380	169,941	173,567
Gross profit	122,819	132,516	166,829
Impairment of goodwill and indefinite-lived intangible asset	53,061	—	—
Selling, general and administrative expenses	134,430	116,790	96,579
(Loss) income from operations	(64,672)	15,726	70,250
Interest expense, net	3,932	5,680	9,698
Other expense, net	329	1,733	835
(Loss) income before income taxes	(68,933)	8,313	59,717
Provision for income taxes	93,726	3,214	23,994
Net (loss) income	$(162,659)	$5,099	$35,723
(Loss) earnings per share:
Basic (loss) earnings per share	$(3.50)	$0.14	$0.97
Diluted (loss) earnings per share	$(3.50)	$0.14	$0.93
Weighted average shares outstanding:
Basic	46,420,533	36,770,430	36,730,490
Diluted	46,420,533	37,529,227	38,244,906

See accompanying notes to Consolidated Financial Statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

	Fiscal Year
	2016	2015	2014
Net (loss) income	$(162,659)	$5,099	$35,723
Comprehensive (loss) income	$(162,659)	$5,099	$35,723

See accompanying notes to Consolidated Financial Statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

(In thousands, except share amounts)

	Common Stock
	Number of Shares Outstanding	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of February 1, 2014	36,723,727	$367	$1,008,549	$(975,300)	$(65)	$33,551
Comprehensive income:
Net income	—	—	—	35,723	—	35,723
Share-based compensation expense	—	—	1,896	—	—	1,896
Exercise of stock options	22,018	—	175	—	—	175
Restricted stock unit vestings	2,500	—	—	—	—	—
Tax receivable agreement obligation adjustment	—	—	624	—	—	624
Balance as of January 31, 2015	36,748,245	367	1,011,244	(939,577)	(65)	71,969
Comprehensive income:
Net income	—	—	—	5,099	—	5,099
Share-based compensation expense	—	—	1,259	—	—	1,259
Exercise of stock options	26,209	1	174	—	—	175
Restricted stock unit vestings	4,963	—	—	—	—	—
Balance as of January 30, 2016	36,779,417	368	1,012,677	(934,478)	(65)	78,502
Comprehensive loss:
Net loss	—	—	—	(162,659)	—	(162,659)
Common stock issuance, net of certain costs	11,818,181	118	63,992	—	—	64,110
Share-based compensation expense	—	—	1,344	—	—	1,344
Exercise of stock options and issuance of common stock under employee stock purchase plan	815,428	8	4,714	—	—	4,722
Restricted stock unit vestings	14,580	—	—	—	—	—
Balance as of January 28, 2017	49,427,606	$494	$1,082,727	$(1,097,137)	$(65)	$(13,981)

See accompanying notes to Consolidated Financial Statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year
	2016	2015	2014
Operating activities
Net (loss) income	$(162,659)	$5,099	$35,723
Add (deduct) items not affecting operating cash flows:
Impairment of goodwill and indefinite-lived intangible asset	53,061	—	—
Depreciation and amortization	8,684	8,350	5,267
Impairment of property and equipment	2,082	—	—
Provision for inventories	839	16,263	3,719
Deferred rent	413	1,723	3,045
Deferred income taxes	93,444	2,745	23,248
Share-based compensation expense	1,344	1,259	1,896
Other	701	1,634	1,532
Changes in assets and liabilities:
Receivables, net	(936)	24,397	6,401
Inventories	(2,792)	(15,420)	(7,182)
Prepaid expenses and other current assets	598	3,441	2,809
Accounts payable and accrued expenses	(24,414)	1,044	3,066
Other assets and liabilities	(25)	1,093	742
Net cash (used in) provided by operating activities	(29,660)	51,628	80,266
Investing activities
Payments for capital expenditures	(14,287)	(17,591)	(19,699)
Net cash used in investing activities	(14,287)	(17,591)	(19,699)
Financing activities
Proceeds from borrowings under the Revolving Credit Facility	181,367	115,127	50,500
Repayment of borrowings under the Revolving Credit Facility	(191,167)	(123,127)	(27,500)
Repayment of borrowings under the Term Loan Facility	—	(20,000)	(105,000)
Proceeds from common stock issuance, net of transaction costs	63,773	—	—
Proceeds from stock option exercises and issuance of common stock under employee stock purchase plan	4,722	175	175
Fees paid for Term Loan Facility and Revolving Credit Facility	—	(94)	(114)
Net cash provided by (used in) financing activities	58,695	(27,919)	(81,939)
Increase (decrease) in cash and cash equivalents	14,748	6,118	(21,372)
Cash and cash equivalents, beginning of period	6,230	112	21,484
Cash and cash equivalents, end of period	$20,978	$6,230	$112

Supplemental Disclosures of Cash Flow Information
Cash payments on TRA obligation	$29,700	$—	$3,199
Cash payments for interest	2,952	3,838	8,737
Cash payments for income taxes, net of refunds	330	1,491	88
Supplemental Disclosures of Non-Cash Investing and Financing Activities
Capital expenditures in accounts payable and accrued liabilities	1,054	309	452

See accompanying notes to Consolidated Financial Statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data and share amounts)

Note 1. Description of Business and Summary of Significant Accounting Policies

On November 27, 2013, Vince Holding Corp. (“VHC” or the “Company”), previously known as Apparel Holding Corp., closed an initial public offering (“IPO”) of its common stock and completed a series of restructuring transactions (the “Restructuring Transactions”) through which Kellwood Holding, LLC acquired the non-Vince businesses, which included Kellwood Company, LLC (“Kellwood Company” or Kellwood”), from the Company. The Company owns and operates the Vince business, which includes Vince, LLC.

Prior to the IPO and the Restructuring Transactions, VHC was a diversified apparel company operating a broad portfolio of fashion brands, which included the Vince business. As a result of the IPO and Restructuring Transactions, the non-Vince businesses were separated from the Vince business, and the stockholders immediately prior to the consummation of the Restructuring Transactions (the “Pre-IPO Stockholders”) (through their ownership of Kellwood Holding, LLC) retained the full ownership and control of the non-Vince businesses. The Vince business is now the sole operating business of VHC.

On November 18, 2016, Kellwood Intermediate Holding, LLC and Kellwood Company, LLC entered into a Unit Purchase Agreement with Sino Acquisition, LLC (the “Kellwood Purchaser”) whereby the Kellwood Purchaser agreed to purchase all of the outstanding equity interests of Kellwood Company, LLC. Prior to the closing, Kellwood Intermediate Holding, LLC and Kellwood Company, LLC conducted a pre-closing reorganization pursuant to which certain assets of Kellwood Company, LLC were distributed to a newly formed subsidiary of Kellwood Intermediate Holding, LLC, St. Louis Transition, LLC (“St. Louis, LLC”). The transaction closed on December 21, 2016 (the “Kellwood Sale”). St. Louis, LLC is anticipated to be wound down by or around December 2017.

(A) Description of Business: Established in 2002, Vince is a global luxury brand best known for utilizing luxe fabrications and innovative techniques to create a product assortment that combines urban utility and modern effortless style. From its edited core collection of ultra-soft cashmere knits and cotton tees, Vince has evolved into a global lifestyle brand and destination for both women’s and men’s apparel and accessories. The Company reaches its customers through a variety of channels, specifically through major wholesale department stores and specialty stores in the United States (“U.S.”) and select international markets, as well as through the Company’s branded retail locations and the Company’s website. The Company designs products in the U.S. and sources the vast majority of products from contract manufacturers outside the U.S., primarily in Asia. Products are manufactured to meet the Company’s product specifications and labor standards.

(B) Basis of Presentation: The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

The consolidated financial statements include the Company’s accounts and the accounts of the Company’s wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the financial statements contain all adjustments (consisting solely of normal recurring adjustments) and disclosures necessary to make the information presented therein not misleading.

Certain reclassifications have been made to the prior periods’ financial information in order to conform to the current period’s presentation. The reclassification had no impact on previously reported net income or stockholders’ equity.

(C) Fiscal Year: The Company operates on a fiscal calendar widely used by the retail industry that results in a given fiscal year consisting of a 52 or 53-week period ending on the Saturday closest to January 31.

•	References to “fiscal year 2016” or “fiscal 2016” refer to the fiscal year ended January 28, 2017;
•	References to “fiscal year 2015” or “fiscal 2015” refer to the fiscal year ended January 30, 2016; and
•	References to “fiscal year 2014” or “fiscal 2014” refer to the fiscal year ended January 31, 2015.

Fiscal years 2016, 2015 and 2014 consisted of a 52-week period.

(D) Sources and Uses of Liquidity: The Company’s sources of liquidity are cash and cash equivalents, cash flows from operations, if any, borrowings available under the Revolving Credit Facility and the Company’s ability to access capital markets. The Company’s primary cash needs are capital expenditures for new stores and related leasehold improvements, meeting debt service requirements, paying amounts due under the Tax Receivable Agreement and funding working capital requirements.

During fiscal 2015 and fiscal 2016, the Company has made significant strategic decisions and investments to reset and support the future growth of the Vince brand. Management believes these significant investments are essential to the commitment to developing a strong foundation from which the Company can drive consistent profitable growth for the long term. In order to enhance the Company’s liquidity position in support of these investments, the Company performed the following actions:

•

During the three months ended April 30, 2016, the Company completed a rights offering and related Investment Agreement transactions, issuing an aggregate of 11,818,181 shares of its common stock for total gross proceeds of $65,000. See Note 12 “Related Party Transactions” for additional details. The Company used a portion of the net proceeds received from the Rights Offering and related Investment Agreement to (1) repay the amount owed by the Company under the Tax Receivable Agreement with Sun Cardinal, for itself and as a representative of the other stockholders party thereto, for the tax benefit with respect to the 2014 taxable year including accrued interest, totaling $22,262 (see Note 12 “Related Party Transactions” for additional details), and (2) repay all then outstanding indebtedness, totaling $20,000, under the Revolving Credit Facility, allowing full borrowing capacity under this facility at that time.

•

To provide the Company with greater flexibility on certain debt covenants while it was executing brand reset strategies, the Company retained approximately $21,000 of proceeds from the rights offering discussed above at Vince Holding Corp. to be utilized in the event a Specified Equity Contribution (as defined under the Term Loan Facility) was required under the Term Loan Facility. See Note 4 “Long-Term Debt and Financing Arrangements” for additional details. Any amounts contributed from Vince Holding Corp. as a Specified Equity Contribution can then be utilized for normal operating needs. During April 2017, the Company utilized $6,241 of the funds held by Vince Holding Corp. to make a Specified Equity Contribution in connection with the calculation of the Consolidated Net Total Leverage Ratio under the Term Loan Facility as of January 28, 2017 so that the Consolidated Net Total Leverage Ratio would not exceed 3.25 to 1.00. As of April 28, 2017, Vince Holding Corp. retains $15,196 of funds and management anticipates it will be necessary to make an additional Specified Equity Contribution in connection with the calculation of the Consolidated Net Total Leverage Ratio under the Term Loan Facility as of April 29, 2017, utilizing a portion of this retained cash.

•

In order to increase availability under the Revolving Credit Facility, on March 6, 2017, Vince, LLC entered into a side letter (the “Letter”) with Bank of America, as administrative agent and collateral agent under the Revolving Credit Facility to temporarily modify certain covenants. On April 14, 2017, the Letter was amended and restated to further increase borrowing flexibility through July 31, 2017 and allow the Company to borrow against a portion of the cash retained at Vince Holding Corp. See Note 4 “Long-Term Debt and Financing Arrangements” for additional details.

In accordance with the new accounting guidance that became effective for the Company’s fiscal year ended January 28, 2017 (see (T) Recent Accounting Pronouncements below for further details), management has the responsibility to evaluate whether conditions and/or events raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. As required by this standard, management’s evaluation does not initially consider the potential mitigating effects of management’s plans that have not been fully implemented as of the date the financial statements are issued. In performing this initial evaluation, management concluded that the following conditions raise substantial doubt about the Company’s ability to meet its financial obligations, specifically its ability to comply with the Consolidated Net Total Leverage Ratio under the Term Loan Facility. Since fiscal 2015, the Company has undertaken the task to reset the brand during a challenging retail environment, making strategic decisions and investments which had a cost to the short-term results but were necessary for the long-term sustainability of the Vince brand. The Company raised $65,000 under the Rights Offering, which was completed in anticipation of the difficulty of these undertakings. During fiscal 2016, the Company’s sales results did not meet expectations. Management’s future projections consider the uncertainty of trends in the retail environment in which the Company operates and anticipate that the Company will make an additional Specified Equity Contribution in connection with the calculation of the Consolidated Net Total Leverage Ratio under the Term Loan Facility for the first fiscal quarter of 2017. Beyond the first fiscal quarter, scenarios, including those beyond our control, could develop that include unanticipated declines in sales and operating results requiring additional Specified Equity Contributions. Although the Company would have cash retained by Vince Holding Corp. to make additional contributions, there are limits on the number of contributions that can be made in any four fiscal quarter period and there is a limit on the amount of cash that has been retained for the purpose of making Specified Equity Contributions.

Understanding the difficulties to project the current retail environment, the historical sales performance of the Company and as management’s plans to mitigate the substantial doubt have not been fully executed, management has therefore concluded there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. Management cannot predict with certainty the impact of various factors, including a challenging retail environment, on the Company’s business operations and financial results. Such impact could give rise to unanticipated capital needs that we may not be able to meet and/or result in our inability to service our existing debt or comply with the covenants therein. Our inability to comply with such covenants could result in the amounts outstanding under our debt to become immediately due and we might not be able to meet such payment obligations.

As mitigating plans, management has had discussions with lenders and with the Company’s majority shareholder on additional financing options and actions to improve the capital structure of the Company. In addition, management believes it has the ability to pursue cost reduction initiatives in order to further improve the Company’s financial performance and benefit the calculation of the Consolidated Net Total Leverage Ratio under the Term Loan Facility. While management believes that each of these actions is reasonably possible of occurring if necessary and could alleviate the substantial doubt, none of these actions has been executed at the time of the filing of the Company’s financial statements and therefore cannot be considered as mitigating events under the accounting guidance.

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

(F) Cash and cash equivalents:  All demand deposits and highly liquid short-term deposits with original maturities of three months or less are considered cash equivalents.

(G) Accounts Receivable and Concentration of Credit Risk: The Company maintains an allowance for accounts receivable estimated to be uncollectible. The provision for bad debts is included in selling, general and administrative expense. Substantially all of the Company’s trade receivables are derived from sales to retailers and are recorded at the invoiced amount and do not bear interest. The Company performs ongoing credit evaluations of its wholesale partners’ financial condition and requires collateral as deemed necessary. The past due status of a receivable is based on its contractual terms. Account balances are charged off against the allowance when it is probable the receivable will not be collected.

Accounts receivable are recorded net of allowances including expected future chargebacks from wholesale partners and estimated margin support. It is the nature of the apparel and fashion industry that suppliers similar to the Company face significant pressure from customers in the retail industry to provide allowances to compensate for wholesale partner margin shortfalls. This pressure often takes the form of customers requiring the Company to provide price concessions on prior shipments as a prerequisite for obtaining future orders. Pressure for these concessions is largely determined by overall retail sales performance and, more specifically, the performance of the Company’s products at retail. To the extent the Company’s wholesale partners have more of the Company’s goods on hand at the end of the season, there will be greater pressure for the Company to grant markdown concessions on prior shipments. Accounts receivable balances are reported net of expected allowances for these matters based on the historical level of concessions required and estimates of the level of markdowns and allowances that will be required in the coming season. The Company evaluates the allowance balances on a continual basis and adjusts them as necessary to reflect changes in anticipated allowance activity. The Company also provides an allowance for sales returns based on known trends and historical return rates.

In fiscal 2016, sales to three wholesale partners each accounted for more than ten percent of the Company’s net sales. These sales represented 19.6%, 14.4% and 10.8% of fiscal 2016 net sales. In fiscal 2015, sales to three wholesale partners each accounted for more than ten percent of the Company’s net sales. These sales represented 18.3%, 13.8% and 10.8% of fiscal 2015 net sales. In fiscal 2014, sales to three wholesale partners each accounted for more than ten percent of the Company’s net sales. These sales represented 23.2%, 13.2% and 12.3% of fiscal 2014 net sales.

Three wholesale partners each represented greater than ten percent of the Company’s gross accounts receivable balance as of January 28, 2017, with a corresponding aggregate total of 57.5% of such balance. Three wholesale partners each represented greater than ten percent of the Company’s gross accounts receivable as of January 30, 2016, with a corresponding aggregate total of 51.8% of such balance.

(H) Inventories: Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out basis. The cost of inventory includes purchase cost as well as sourcing, transportation, duty and other processing costs associated with acquiring, importing and preparing inventory for sale. Inventory costs are included in cost of products sold at the time of their sale. Product development costs are expensed in selling, general and administrative expense when incurred. Inventory values are reduced to net realizable value when there are factors indicating that certain inventories will not be sold on terms sufficient to recover their cost.

Inventories consisted of the following:

	January 28,	January 30,
(in thousands)	2017	2016
Finished goods	$40,771	$49,837
Less: reserves	(2,242)	(13,261)
Total inventories, net	$38,529	$36,576

As of January 30, 2016, the reserve included a provision to reduce the carrying value of certain excess inventory and aged product to estimated net realizable value, as during fiscal 2015 the Company recorded a net charge of $10,300 associated with inventory that no longer supported the Company's prospective brand positioning strategy.

(I) Property and Equipment: Property and equipment are stated at cost. Depreciation is computed on the straight-line method over estimated useful lives of three to seven years for furniture, fixtures, and computer equipment. Leasehold improvements are depreciated on the straight-line basis over the shorter of their estimated useful lives or the lease term, excluding renewal terms. Capitalized software is depreciated on the straight-line basis over the estimated economic useful life of the software, generally three to seven years. Maintenance and repair costs are charged to earnings while expenditures for major renewals and improvements are capitalized. Upon the disposition of property and equipment, the accumulated depreciation is deducted from the original cost and any gain or loss is reflected in current earnings. Property and equipment consisted of the following:

	January 28,	January 30,
(in thousands)	2017	2016
Leasehold improvements	$41,214	$38,452
Furniture, fixtures and equipment	12,267	8,236
Capitalized software	10,862	1,764
Construction in process	236	4,716
Total property and equipment	64,579	53,168
Less: accumulated depreciation	(21,634)	(15,399)
Property and equipment, net	$42,945	$37,769

Depreciation expense was $7,070, $6,426 and $3,381 for fiscal 2016, fiscal 2015 and fiscal 2014, respectively.

(J) Impairment of Long-lived Assets: The Company reviews long-lived assets with a finite life for existence of facts and circumstances which indicate that the useful life is shorter than previously estimated or that the carrying amount of such assets may not be recoverable from future operations based on undiscounted expected future cash flows. Impairment losses are then recognized in operating results to the extent discounted expected future cash flows are less than the carrying value of the asset. During fiscal 2016, the Company recorded non-cash asset impairment charges of $2,082 within Selling, general and administrative expenses in the Consolidated Statements of Operations, related to the impairment of certain retail stores with asset carrying values that were determined not to be recoverable and exceeded fair value. There were no significant impairment charges related to long-lived assets recorded in fiscal 2015 and fiscal 2014.

(K) Goodwill and Other Intangible Assets: Goodwill and other indefinite-lived intangible assets are tested for impairment at least annually and in an interim period if a triggering event occurs. The Company completed its annual impairment testing on its goodwill and indefinite-lived intangible asset during the fourth quarters of fiscal 2016, fiscal 2015 and fiscal 2014. Goodwill is not allocated to the Company’s operating segments in the measure of segment assets regularly reported to and used by management, however goodwill is allocated to operating segments (goodwill reporting units) for the purpose of the annual impairment test for goodwill.

Goodwill represents the excess of the cost of acquired businesses over the fair market value of the identifiable net assets. The indefinite-lived intangible asset is the Vince tradename.

An entity may elect to perform a qualitative impairment assessment for goodwill and indefinite-lived intangible assets. If adverse qualitative trends are identified during the qualitative assessment that indicate that it is more likely than not that the fair value of a reporting unit or indefinite-lived intangible asset is less than its carrying amount, a quantitative impairment test is required. “Step one” of the quantitative impairment test for goodwill requires an entity to determine the fair value of each reporting unit and compare such fair value to the respective carrying amount. If the estimated fair value of the reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is not impaired, and the Company is not required to perform further testing. If the carrying amount of the reporting unit exceeds its estimated fair value, “step two” of the impairment test is performed in order to determine the amount of the impairment loss. “Step two” of the goodwill impairment test includes valuing the tangible and intangible assets of the impaired reporting unit based on the fair value determined in “step one” and calculating the fair value of the impaired reporting unit's goodwill based upon the residual of the summed identified tangible and intangible assets and liabilities. The goodwill impairment test is dependent on a number of factors, including estimates of future growth, profitability and cash flows, discount rates and other variables. The Company bases its estimates on assumptions it believes to be reasonable, but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates.

The Company estimates the fair value of the tradename intangible asset using a discounted cash flow valuation analysis, which is based on the “relief from royalty” methodology.  This methodology assumes that in lieu of ownership, a third party would be willing to pay a royalty in order to exploit the related benefits of these types of assets. The relief from royalty approach is dependent on a number of factors, including estimates of future growth, royalty rates in the category of intellectual property, discount rates and other variables.  The Company bases its fair value estimates on assumptions it believes to be reasonable, but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates. The Company recognizes an impairment loss when the estimated fair value of the tradename intangible asset is less than the carrying value.

An entity may pass on performing the qualitative assessment for a reporting unit or indefinite-lived intangible asset and directly perform the quantitative assessment. This determination can be made on an asset by asset basis, and an entity may resume performing a qualitative assessment in subsequent periods.

In fiscal 2016, a quantitative impairment test on goodwill determined that the fair value of its Direct-to-consumer reporting unit was below its carrying value. During fiscal 2016, the sales results within the Direct-to-consumer reporting unit were impacted by continued declines in average order values as well as declines in the number of transactions due to lower conversion rates and reduced traffic and as a result, the Direct-to-consumer reporting unit has not met expectations resulting in lower current and expected future cash flows. The Company estimated the fair value of its Direct-to-consumer reporting unit using both the income and market valuation approaches, with a weighting of 80% and 20%, respectively. “Step one” of the assessment determined that the fair value of the Direct-to-consumer reporting unit was below the carrying amount by approximately 40%.  Accordingly, “step two” of the assessment was performed, which compared the implied fair value of the goodwill to the carrying value of such goodwill.  Based on the results from “step two,” the Company recorded a goodwill impairment charge of $22,311, to write-off all of the goodwill in the Direct-to-consumer reporting unit. The charge was recorded in Impairment of goodwill and indefinite-lived intangible asset in the Consolidated Statements of Operations, during the fourth quarter of fiscal 2016. Additionally, the results of “step one” of the assessment determined that the fair value of the Wholesale reporting unit exceeded its fair value by approximately 40% and therefore did not result in any impairment of goodwill. However, further declines in the net sales or operating results of the Wholesale reporting unit may result in a partial or full impairment of its goodwill, which amounted to $41,435 as of January 28, 2017. Significant assumptions utilized in the discounted cash flow analysis included a discount rate of 16.0%. Significant assumptions utilized in a market-based approach were market multiples ranging from 0.50x to 0.90x for the Company’s reporting units.

In fiscal 2015, the Company elected to perform a quantitative impairment test on goodwill. The results of the quantitative test did not result in any impairment of goodwill because the fair values of each of the Company’s reporting units exceeded their respective carrying values. As such, the Company was not required to perform “step two” of the impairment test. In fiscal 2014, the Company elected to perform a qualitative assessment on goodwill and determined that it was not more likely than not that the carrying value of the reporting unit was greater than the fair value. As such, the Company was not required to perform “step two” of the impairment test.

In fiscal 2016, a quantitative assessment of the Company’s indefinite-lived intangible asset, which consists of the Vince tradename, determined that the fair value of its tradename intangible asset was below its carrying value. During fiscal 2016, the Company’s sales results have not met expectations resulting in lower current and expected future cash flows. The Company estimated the fair value of its tradename intangible asset using a discounted cash flow valuation analysis, which is based on the “relief from royalty” methodology and determined that the fair value of the tradename intangible asset was below the carrying amount by approximately 30%. Accordingly, the Company recorded an impairment charge for its tradename intangible asset of $30,750, which was recorded in Impairment of goodwill and indefinite-lived intangible asset in the Consolidated Statements of Operations, during the fourth quarter of fiscal 2016.

In fiscal 2015, the Company elected to perform a quantitative assessment on its tradename intangible assets. The results of the quantitative test did not result in any impairment because the fair value of the Company’s tradename intangible asset exceeded its carrying value. In fiscal 2014, the Company elected to perform a qualitative assessment on its tradename intangible assets and determined that it was not more likely than not that the carrying value of the assets exceeded the fair value.

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

See Note 2 “Goodwill and Intangible Assets” for more information on the details surrounding goodwill and intangible assets.

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

(M) Deferred Rent and Deferred Lease Incentives: The Company leases various office spaces, showrooms and retail stores. Many of these operating leases contain predetermined fixed escalations of the minimum rentals during the original term of the lease. For these leases, the Company recognizes the related rental expense on a straight-line basis over the life of the lease and records the difference between the amount charged to operations and amounts paid as deferred rent. Certain of the Company’s retail store leases contain provisions for contingent rent, typically a percentage of retail sales once a predetermined threshold has been met. These amounts are expensed as incurred. Additionally, the Company receives lease incentives in certain leases. These allowances have been deferred and are amortized on a straight-line basis over the life of the lease as a reduction of rent expense.

(N) Revenue Recognition: Sales are recognized when goods are shipped in accordance with customer orders for the Company’s wholesale business, upon receipt by the customer for the Company’s e-commerce business, and at the time of sale to the consumer for the Company’s retail business. Revenue associated with gift cards is recognized upon redemption. For the Company’s wholesale business, amounts billed to customers for shipping and handling costs are not significant. There is no stated obligation to customers after shipment, other than specifically set forth allowances or discounts that are accrued at the time of sale. The rights of inspection or acceptance contained in certain sales agreements are limited to whether the goods received by the Company’s wholesale partners are in conformance with the order specifications.

Estimated amounts of sales discounts, returns and allowances are accounted for as reductions of sales when the associated sale occurs. These estimated amounts are adjusted periodically based on changes in facts and circumstances when the changes become known. Accrued discounts, returns and allowances are included as an offset to accounts receivable in the Consolidated Balance Sheets for the Company’s wholesale business.

(O) Cost of Products Sold: The Company’s cost of products sold and gross margins may not necessarily be comparable to that of other entities as a result of different practices in categorizing costs. The primary components of the Company’s cost of products sold are as follows:

•	the cost of purchased merchandise, including raw materials;
•	the cost of inbound transportation, including freight;
•	the cost of the Company’s production and sourcing departments;
•	other processing costs associated with acquiring and preparing the inventory for sale; and
•	shrink and valuation reserves.

(P) Marketing and Advertising: The Company provides cooperative advertising allowances to certain of its customers. These allowances are accounted for as reductions in sales as discussed in “Revenue Recognition” above. Production expense related to company-directed advertising is deferred until the first time at which the advertisement runs. All other expenses related to company-directed advertising are expensed as incurred. Marketing and advertising expense recorded in selling, general and administrative expenses was $8,156, $9,177 and $7,427 in fiscal 2016, fiscal 2015 and fiscal 2014, respectively. At January 28, 2017 and January 30, 2016, deferred production expenses associated with company-directed advertising were $182 and $416, respectively.

(Q) Share-Based Compensation: New, modified and unvested share-based payment transactions with employees, such as stock options and restricted stock units, are measured at fair value and recognized as compensation expense, net of estimated forfeitures, over the requisite service period and is included as a component of Selling, general and administrative expenses in the Consolidated Statements of Operations. Additionally, share-based awards granted to non-employees are expensed over the period in which the related services are rendered at their fair value, using the Black Scholes Pricing Model to determine fair value.

(R) Income Taxes: The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities at enacted rates. The Company assesses the likelihood of the realization of deferred tax assets and adjusts the carrying amount of these deferred tax assets by a valuation allowance to the extent the Company believes it more likely than not that all or a portion of the deferred tax assets will not be realized. Many factors are considered when assessing the likelihood of future realization of deferred tax assets, including recent earnings results within taxing jurisdictions, expectations of future taxable income, the carryforward periods available and other relevant factors. Changes in the required valuation allowance are recorded in income in the period such determination is made. The Company recognizes tax positions in the Consolidated Balance Sheets as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with tax authorities assuming full knowledge of the position and all relevant facts. Accrued interest and penalties related to unrecognized tax benefits are included in income taxes in the Consolidated Statements of Operations.

(S) Earnings Per Share: Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Except when the effect would be anti-dilutive, diluted earnings (loss) per share is calculated based on the weighted average number of shares of common stock outstanding plus the dilutive effect of share-based awards calculated under the treasury stock method.

(T) Recent Accounting Pronouncements: In January 2017, the Financial Accounting Standards Board (“FASB”) issued guidance to simplify the accounting for goodwill impairment. The guidance removes “step two” of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The guidance is effective for interim and annual impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company intends to early adopt this guidance on January 29, 2017.

In November 2016, the FASB issued guidance that requires the statement of cash flows to explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The guidance is effective for interim and annual periods beginning after December 15, 2017 using a retrospective transition method to each period presented. Early adoption is permitted, including adoption in an interim period. This new guidance is not expected to have a material impact on the Company’s Consolidated Statement of Cash Flows.

In August 2016, the FASB issued guidance which clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. The guidance is effective for interim and annual periods beginning after December 15, 2017 and must be applied using a retrospective transition method to each period presented. The Company is currently evaluating the impact of adopting this guidance on its Consolidated Statement of Cash Flows.

In March 2016, the FASB issued guidance regarding share-based compensation, to simplify the accounting for share-based payment transactions, including accounting for forfeitures, income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This guidance is effective for interim and annual periods beginning after December 15, 2016. This new guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

In November 2015, the FASB issued new guidance on the balance sheet classification of deferred taxes, which requires entities to classify deferred tax assets and liabilities as noncurrent in the consolidated balance sheet. Currently, deferred tax assets and liabilities must be classified as current or noncurrent amounts in the consolidated balance sheet. This guidance is effective for financial statements issued for interim and annual periods beginning after December 15, 2016. The guidance may be applied either prospectively to all deferred tax assets and liabilities or retrospectively to all periods presented. The Company will reclassify deferred tax balances, as required.

In July 2015, the FASB issued new guidance on accounting for inventory, which requires entities to measure inventory at the lower of cost and net realizable value. This guidance is effective for interim and annual periods beginning on or after December 15, 2016. This new guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued new guidance on accounting for cloud computing fees. If a cloud computing arrangement includes a software license, then the customer should account for the license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the arrangement should be accounted for as a service contract. This guidance became effective for arrangements entered into, or materially modified, in interim and annual periods beginning after December 15, 2015. The Company adopted this accounting guidance for any contracts entered into or materially modified after January 30, 2016. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

In August 2014, the FASB issued new guidance which requires management to assess whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued. If substantial doubt exists, additional disclosures are required. This update was effective for the Company’s annual period ended January 28, 2017.

In May 2014, the FASB issued new guidance on revenue recognition accounting, which requires entities to recognize revenue when promised goods or services are transferred to customers and in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Since its issuance, the FASB has amended several aspects of the new guidance. In August 2015, the FASB elected to defer the effective dates for this guidance, which is now effective for interim and annual periods beginning on or after December 15, 2017. Early adoption is permitted for interim and annual periods beginning after December 15, 2016. The Company is currently evaluating the impact of the adoption of the new guidance on its consolidated financial statements.

Note 2. Goodwill and Intangible Assets

Net goodwill balances and changes therein by segment were as follows:

(in thousands)	Wholesale	Direct-to-consumer	Total Net Goodwill
Balance as of January 31, 2015	$41,435	$22,311	$63,746
Balance as of January 30, 2016	41,435	22,311	63,746
Impairment charge	—	(22,311)	(22,311)
Balance as of January 28, 2017	$41,435	$—	$41,435

The total carrying amount of goodwill was net of accumulated impairments of $69,253, $46,942 and $46,942 as of January 28, 2017, January 30, 2016 and January 31, 2015, respectively. During the fourth quarter of fiscal 2016, the Company recorded a $22,311 goodwill impairment charge as a result of the Company’s annual goodwill impairment test. See Note 1 “Description of Business and Summary of Significant Accounting Policies – (K) Goodwill and Other Intangible Assets” for additional details. There were no impairments recorded as a result of the Company’s annual goodwill impairment test performed during fiscal 2015 and fiscal 2014.

The following tables present a summary of identifiable intangible assets:

(in thousands)	Gross Amount	Accumulated Amortization	Impairment Charge	Net Book Value
Balance as of January 28, 2017
Amortizable intangible assets:
Customer relationships	$11,970	$(5,372)	$—	$6,598
Indefinite-lived intangible asset:
Tradename	101,850	—	(30,750)	71,100
Total intangible assets	$113,820	$(5,372)	$(30,750)	$77,698

(in thousands)	Gross Amount	Accumulated Amortization	Net Book Value
Balance as of January 30, 2016
Amortizable intangible assets:
Customer relationships	$11,970	$(4,774)	$7,196
Indefinite-lived intangible asset:
Tradename	101,850	—	101,850
Total intangible assets	$113,820	$(4,774)	$109,046

During the fourth quarter of fiscal 2016, the Company recorded a $30,750 impairment charge as a result of the Company’s quantitative assessment on its tradename intangible asset. See Note 1 “Description of Business and Summary of Significant Accounting Policies – (K) Goodwill and Other Intangible Assets” for additional details. No impairments of the Vince tradename were recorded as a result of the Company’s annual asset impairment tests performed during fiscal 2015 and fiscal 2014.

Amortization of identifiable intangible assets was $598, $598 and $599 for fiscal 2016, fiscal 2015 and fiscal 2014, respectively, which is included in Selling, general and administrative expenses on the Consolidated Statements of Operations. Amortization expense for each of the fiscal years 2017 to 2021 is expected to be as follows:

Future
(in thousands)	Amortization
2017	$598
2018	598
2019	598
2020	598
2021	598
Total next 5 fiscal years	$2,990

Note 3. Fair Value Measurements

Accounting Standards Codification (“ASC”) Subtopic 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This guidance outlines a valuation framework, creates a fair value hierarchy to increase the consistency and comparability of fair value measurements and details the disclosures that are required for items measured at fair value. Financial assets and liabilities are to be measured using inputs from three levels of the fair value hierarchy as follows:

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

The Company did not have any non-financial assets or non-financial liabilities recognized at fair value on a recurring basis at January 28, 2017 or January 30, 2016. At January 28, 2017 and January 30, 2016, the Company believes that the carrying values of cash and cash equivalents, receivables and accounts payable approximate fair value, due to the short-term maturity of these instruments and would be measured using Level 1 inputs. The Company’s debt obligations as of January 28, 2017 are at variable interest rates and management estimates that the fair value of the Company’s outstanding debt obligations was approximately $48,000 based upon quoted prices in markets that are not active, which is considered a Level 2 input.

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

The following table presents the non-financial assets the Company measured at fair value on a non-recurring basis in fiscal 2016, based on such fair value hierarchy:

	Net Carrying Value as of	Fair Value Measured and Recorded at Reporting Date Using:			Total Losses - Year Ended
(in thousands)	January 28, 2017	Level 1	Level 2	Level 3	January 28, 2017
Property and equipment	$1,042	$—	$—	$1,042	$2,082	(1)
Goodwill	41,435	—	—	41,435	22,311	(2)
Tradename	71,100	—	—	71,100	30,750	(2)

(1) Recorded within Selling, general and administrative expenses on the Consolidated Statements of Operations. See Note 1 “Description of Business and Summary of Significant Accounting Policies – (I) Property and Equipment” for additional information.

(2) Recorded within Impairment of goodwill and indefinite-lived intangible asset on the Consolidated Statements of Operations. See Note 1 “Description of Business and Summary of Significant Accounting Policies (K) Goodwill and Other Intangible Assets” for additional details.

Note 4. Long-Term Debt and Financing Arrangements

Long-term debt consisted of the following:

	January 28,	January 30,
(in thousands)	2017	2016
Term Loan Facility	$45,000	$45,000
Revolving Credit Facility	5,200	15,000
Total long-term debt principal	50,200	60,000
Less: Deferred financing costs	1,902	2,385
Total long-term debt	$48,298	$57,615

Term Loan Facility

On November 27, 2013, in connection with the closing of the IPO and Restructuring Transactions, Vince, LLC and Vince Intermediate Holding, LLC, a direct subsidiary of VHC and the direct parent company of Vince, LLC (“Vince Intermediate”), entered into a $175,000 senior secured term loan facility (as amended from time to time, the “Term Loan Facility”) with the lenders party thereto, Bank of America, N.A. (“BofA”) as administrative agent, JP Morgan Chase Bank and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers, and Cantor Fitzgerald as documentation agent. The Term Loan Facility will mature on November 27, 2019. Vince, LLC and Vince Intermediate are borrowers and VHC is a guarantor under the Term Loan Facility.

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

The Term Loan Facility contains a requirement that Vince, LLC and Vince Intermediate maintain a “Consolidated Net Total Leverage Ratio” as of the last day of any period of four fiscal quarters not to exceed 3.25 to 1.00. The Term Loan Facility permits Vince Holding Corp. to make a Specified Equity Contribution, as defined under the Agreement, to the Borrowers in order to increase, dollar for dollar, Consolidated EBITDA for such fiscal quarter for the purposes of determining compliance with this covenant at the end of such fiscal quarter and applicable subsequent periods provided that (a) in each four fiscal quarter period there shall be at least two fiscal quarters in which no Specified Equity Contribution is made; (b) no more than five Specified Equity Contributions shall be made in the aggregate during the term of the Agreement; and (c) the amount of any Specified Equity Contribution shall be no greater than the amount required to cause the Company to be in compliance with this covenant.

In addition, the Term Loan Facility contains customary representations and warranties, other covenants, and events of default, including but not limited to, limitations on the incurrence of additional indebtedness, liens, negative pledges, guarantees, investments, loans, asset sales, mergers, acquisitions, prepayment of other debt, the repurchase of capital stock, transactions with affiliates, and the ability to change the nature of the Company’s business or its fiscal year, and distributions and dividends. The Term Loan Facility generally permits dividends to the extent that no default or event of default is continuing or would result from the contemplated dividend and the pro forma Consolidated Net Total Leverage Ratio after giving effect to such contemplated dividend is at least 0.25 lower than the maximum Consolidated Net Total Leverage Ratio for such quarter in an amount not to exceed the excess available amount, as defined in the loan agreement. All obligations under the Term Loan Facility are guaranteed by VHC and any future material domestic restricted subsidiaries of Vince, LLC and secured by a lien on substantially all of the assets of VHC, Vince, LLC and Vince Intermediate and any future material domestic restricted subsidiaries. As of January 28, 2017, the Company was in compliance with applicable financial covenants. During April 2017, the Company utilized $6,241 of the funds held by VHC to make a Specified Equity Contribution, as defined under the Term Loan Facility, in connection with the calculation of the Consolidated Net Total Leverage Ratio under the Term Loan Facility as of January 28, 2017 so that the Consolidated Net Total Leverage Ratio would not exceed 3.25 to 1.00.

Through January 28, 2017, on an inception to date basis, the Company has made voluntary prepayments totaling $130,000 in the aggregate on the original $175,000 Term Loan Facility entered into on November 27, 2013, with no such prepayments made during fiscal 2016. As of January 28, 2017, the Company had $45,000 of debt outstanding under the Term Loan Facility.

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

The Revolving Credit Facility contains a covenant that, at any point when “Excess Availability” is less than the greater of (i) 15% of an adjusted loan cap (without giving effect to item (iii) of the loan cap described above) or (ii) $10,000, and continuing until Excess Availability exceeds the greater of such amounts for 30 consecutive days, during which time, Vince, LLC must maintain a consolidated EBITDA (as defined in the Revolving Credit Facility) equal to or greater than $20,000 measured at the end of each applicable fiscal month for the trailing twelve-month period. As of January 28, 2017, the Company was not subject to this covenant as Excess Availability was greater than the required minimum. Additionally, in order to increase availability under the Revolving Credit Facility, on March 6, 2017, Vince, LLC entered into a side letter (the “Letter”) with BofA, as administrative agent and collateral agent under the Revolving Credit Facility which temporarily modified the covenant discussed above. The Letter provided that during the period from March 6, 2017 until and through April 30, 2017, the respective thresholds included in the definitions of “Covenant Compliance Event” and “Trigger Event” under the Revolving Credit Facility were temporarily modified to be the greater of (a) 12.5% of the Adjusted Loan Cap (as defined in the Revolving Credit Facility) and (b) $5,000. On April 14, 2017, Vince, LLC and BofA amended and restated the Letter in its entirety (the “Amended Letter”). The Amended Letter provides that during the period from April 13, 2017 until and through July 31, 2017 (the “Letter Period”), the respective thresholds included in the definitions of “Covenant Compliance Event” and “Trigger Event” in the Revolving Credit Facility continue to be temporarily modified to be the greater of (a) 12.5% of the Adjusted Loan Cap (as defined in the Revolving Credit Facility) and (b) $5,000. The Amended Letter further provides that during the Letter Period, so long as the Company’s cash is held in a deposit account of the Company maintained with BofA (the “BofA Account”), the Company may include in the Borrowing Base (i) up to $10,000 of such cash after April 13, 2017 through May 31, 2017 and (ii) up to $5,000 of such cash after May 31, 2017 through July 31, 2017. During the Letter Period, to the extent that the cash and cash equivalents held by the Loan Parties at the close of business on any given day exceeds $1,000 (excluding amounts in the BofA Account and certain other excluded accounts, as well as amounts equal to all undrawn checks and ACH issued in the ordinary course of business for payroll, rent and other accounts payable needs), Vince shall use any such cash in excess of $1,000 to repay the loans under the Revolving Credit Facility.

The Revolving Credit Facility contains representations and warranties, other covenants and events of default that are customary for this type of financing, including limitations on the incurrence of additional indebtedness, liens, negative pledges, guarantees, investments, loans, asset sales, mergers, acquisitions, prepayment of other debt, the repurchase of capital stock, transactions with affiliates, and the ability to change the nature of the Company’s business or its fiscal year. The Revolving Credit Facility generally permits dividends in the absence of any event of default (including any event of default arising from the contemplated dividend), so long as (i) after giving pro forma effect to the contemplated dividend, for the following six months Excess Availability will be at least the greater of 20% of the adjusted loan cap and $10,000 and (ii) after giving pro forma effect to the contemplated dividend, the “Consolidated Fixed Charge Coverage Ratio” for the 12 months preceding such dividend shall be greater than or equal to 1.0 to 1.0 (provided that the Consolidated Fixed Charge Coverage Ratio may be less than 1.0 to 1.0 if, after giving pro forma effect to the contemplated dividend, Excess Availability for the six fiscal months following the dividend is at least the greater of 35% of the adjusted loan cap and $15,000).  As of January 28, 2017, the Company was in compliance with applicable financial covenants.

As of January 28, 2017, $27,157 was available under the Revolving Credit Facility, net of the amended loan cap, and there were $5,200 of borrowings outstanding and $7,474 of letters of credit outstanding under the Revolving Credit Facility. The weighted average interest rate for borrowings outstanding under the Revolving Credit Facility as of January 28, 2017 was 4.3%.

As of January 30, 2016, $28,127 was available under the Revolving Credit Facility, net of the amended loan cap, and there were $15,000 of borrowings outstanding and $7,522 of letters of credit outstanding under the Revolving Credit Facility. The weighted average interest rate for borrowings outstanding under the Revolving Credit Facility as of January 30, 2016 was 2.1%.

Note 5. Commitments and Contingencies

Leases

The Company leases its office, showroom space and retail stores under operating leases which have remaining terms up to ten years, excluding renewal terms. Most of the Company’s real estate leases contain covenants that require the Company to pay real estate taxes, insurance, and other executory costs. Certain of these leases require contingent rent payments or contain kick-out clauses and/or opt-out clauses, based on the operating results of the retail operations utilizing the leased premises. Rent under leases with scheduled rent changes or lease concessions are recorded on a straight-line basis over the lease term. Rent expense under all operating leases was $23,545, $20,015 and $16,161 for fiscal 2016, fiscal 2015 and fiscal 2014, respectively, the majority of which is recorded within selling, general and administrative expenses.

The future minimum lease payments under operating leases at January 28, 2017 were as follows:

Minimum Lease
(in thousands)	Payments
Fiscal 2017	$21,096
Fiscal 2018	20,918
Fiscal 2019	20,877
Fiscal 2020	19,792
Fiscal 2021	17,355
Thereafter	50,753
Total minimum lease payments	$150,791

Other Contractual Cash Obligations

At January 28, 2017, the Company’s other contractual cash obligations of $42,294 consisted primarily of inventory purchase obligations and service contracts.

Restructuring Charges

In the second quarter of fiscal 2015, a number of senior management departures occurred. In connection with these departures, the Company had certain obligations under existing employment arrangements with respect to severance and employee related benefits. As a result, the Company recognized a charge of $3,394 for these departures within Selling, general, and administrative expenses on the Consolidated Statements of Operations during fiscal 2015. This net charge was reflected within “unallocated corporate expenses” for segment disclosures. These amounts are being paid over a period of six to eighteen months, which began in the third quarter of fiscal 2015.

The following is a reconciliation of the accrued severance and employee related benefits associated with the above charge included within total current liabilities on the Consolidated Balance Sheet:

(in thousands)
Balance at August 1, 2015	$3,717
Cash payments	(1,557)
Non-cash recovery	(323)
Balance at January 30, 2016	1,837
Cash payments	(1,719)
Balance at January 28, 2017	$118

Litigation

The Company is a party to legal proceedings, compliance matters and environmental claims that arise in the ordinary course of its business. Although the outcome of such items cannot be determined with certainty, management believes that the ultimate outcome of these items, individually and in the aggregate, will not have a material adverse impact on the Company’s financial position, results of operations or cash flows.

Note 6. Share-Based Compensation

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

Prior to the IPO, the 2010 Option Plan, as amended, provided for the grant of options to acquire up to 2,752,155 shares of Kellwood Company common stock. The options granted pursuant to the 2010 Option Plan (i) vested in five equal installments on the first, second, third, fourth, and fifth anniversaries of the grant date, subject to the employee’s continued employment and, (ii) expired on the earlier of the tenth anniversary of the grant date or upon termination of employment. The Company will not grant any future awards under the 2010 Option Plan. Future awards will be granted under the Vince 2013 Incentive Plan described further below. As of January 28, 2017, there are no options outstanding under the 2010 Stock Option Plan.

Vince 2013 Incentive Plan

In connection with the IPO, the Company adopted the Vince 2013 Incentive Plan, which provides for grants of stock options, stock appreciation rights, restricted stock and other stock-based awards. The aggregate number of shares of common stock which may be issued or used for reference purposes under the Vince 2013 Incentive Plan or with respect to which awards may be granted may not exceed 3,400,000 shares. The shares available for issuance under the Vince 2013 Incentive Plan may be, in whole or in part, either authorized and unissued shares of the Company’s common stock or shares of common stock held in or acquired for the Company’s treasury. In general, if awards under the Vince 2013 Incentive Plan are cancelled for any reason, or expire or terminate unexercised, the shares covered by such award may again be available for the grant of awards under the Vince 2013 Incentive Plan. As of January 28, 2017, there were 1,010,308 shares under the Vince 2013 Incentive Plan available for future grants. Options granted pursuant to the Vince 2013 Incentive Plan (i) vest in equal installments over two, three or four years or at 33 1/3% per year beginning in year two, over four years, subject to the employees’ continued employment and (ii) expire on the earlier of the tenth anniversary of the grant date or upon termination as outlined in the Vince 2013 Incentive Plan. Options granted to non-employee consultants vest 50% after one year, 25% after 18 months and 25% after two years and expire on the earlier of the tenth anniversary of the grant date or upon termination as outlined in their grant agreements pursuant to the Vince 2013 Incentive Plan. Restricted stock units granted vest in equal installments over a three year period or vest in equal installments over four years, subject to the employee’s continued employment.

Employee Stock Purchase Plan

The Company maintains an employee stock purchase plan (“ESPP”) for its employees. Under the ESPP, all eligible employees may contribute up to 10% of their base compensation, up to a maximum contribution of $10 per year. The purchase price of the stock is 90% of the fair market value, with purchases executed on a quarterly basis. The plan is defined as compensatory, and accordingly, a charge for compensation expense is recorded to Selling, general and administrative expense for the difference between the fair market value and the discounted purchase price of the Company’s Stock. As of January 28, 2017, 7,883 shares of common stock have been issued under the ESPP.

Stock Options

A summary of stock option activity for both employees and non-employees for fiscal 2016 is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 30, 2016	2,879,735	$4.61	8.7	$2,402
Granted	725,451	$5.77
Exercised	(807,545)	$5.79
Forfeited or expired	(538,854)	$4.75
Outstanding at January 28, 2017	2,258,787	$4.53	8.9	$—

Vested and exercisable at January 28, 2017	605,937	$4.24	8.8	$—

Of the above outstanding shares, 1,414,972 are vested or expected to vest.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of fiscal 2016 and the exercise price, multiplied by the number of such in-the-money options) that would have been received by the option holders had all options holders exercised their options on January 28, 2017. This amount changes based on the fair market value of the Company’s common stock. Total intrinsic value of options exercised during fiscal 2016, fiscal 2015 and fiscal 2014 (based on the differences between the Company’s stock price on the respective exercise date and the respective exercise price, multiplied by the number of respective options exercised) was $640, $316 and $620, respectively.

The Company’s weighted average assumptions used to estimate the fair value of stock options granted during fiscal 2016, fiscal 2015 and fiscal 2014 were estimated using a Black-Scholes option valuation model. Due to the limited trading history of the Company’s common stock, the volatility and expected term assumptions used were based on averages from a peer group of publicly traded retailers. The risk-free interest rate was based upon the U.S. Treasury yield curve in effect at the grant date.

	Fiscal Year
	2016	2015	2014
Weighted-average expected volatility	42.6%	46.0%	51.1%
Expected term (in years)	4.2 years	4.5 years	4.5 years
Risk-free interest rate	1.1%	1.4%	1.4%
Expected dividend yield	—%	—%	—%

Based on these assumptions used, the weighted average grant date fair value for options granted to employees during fiscal 2016, fiscal 2015 and fiscal 2014 was $1.22 per share, $1.75 per share and $14.13 per share, respectively. The weighted average grant date fair value for options granted to non-employees in fiscal 2015 was $1.45 per share.

At January 28, 2017, there was $2,396 of unrecognized compensation costs related to stock options granted to employees and non-employees that will be recognized over a remaining weighted average period of 1.8 years.

Restricted Stock Units

A summary of restricted stock unit activity for fiscal 2016 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Nonvested restricted stock units at January 30, 2016	29,532	$12.22
Granted	99,478	$5.80
Vested	(14,580)	$13.11
Forfeited	(6,618)	$5.98
Nonvested restricted stock units at January 28, 2017	107,812	$6.56

The weighted average grant date fair value for restricted stock units granted during fiscal 2015 and fiscal 2014 was $7.27 and $30.47, respectively. The total fair value of restricted stock units vested during fiscal 2016, fiscal 2015 and fiscal 2014 was $191, $125 and $50, respectively.

At January 28, 2017, there was $553 of unrecognized compensation costs related to restricted stock units that will be recognized over a remaining weighted average period of 1.7 years.

Share-Based Compensation Expense

During fiscal 2016, the Company recognized share-based compensation expense of $1,344, including $348 of expense related to non-employees, and a related tax benefit of $0. During fiscal 2015, the Company recognized share-based compensation expense of $1,259, including $160 of expense related to non-employees, and a related tax benefit of $504, including $64 of tax benefit related to non-employees. During fiscal 2014, the Company recognized share-based compensation expense of $1,896 and a related tax benefit of $758.

Note 7. Defined Contribution Plan

On May 1, 2015, the Company adopted the Vince Holding Corp. 401(k) Plan (“401k Plan”), which is a defined contribution plan covering all U.S.-based employees. Employees who meet certain eligibility requirements may participate in this program by contributing between 1% and 100% of annual compensation to the 401k Plan, subject to IRS limitations. The Company may make matching contributions in an amount equal to 50% of employee contributions up to 3% of eligible compensation. Prior to the adoption of the 401k Plan, employees of the Company participated in the Kellwood Company Retirement Savings Plan administered by Kellwood Holding, LLC. The annual expense incurred by the Company for defined contribution plans was $405, $426 and $344 in fiscal 2016, fiscal 2015 and fiscal 2014, respectively.

Note 8. Stockholders’ Equity

Common Stock

The Company currently has authorized for issuance 100,000,000 shares of its Voting Common Stock, par value of $0.01 per share. As of January 28, 2017 and January 30, 2016, the Company had 49,427,606 and 36,779,417 shares issued and outstanding, respectively.

Rights Offering

On April 22, 2016, the Company issued an aggregate of 11,818,181 shares in conjunction with the completed Rights Offering and Investment Agreement. See Note 1 “Description of Business and Summary of Significant Accounting Policies” for additional information.

Secondary Offering of Common Stock

In July 2014, certain selling stockholders of VHC, including affiliates of Sun Capital (the “Selling Stockholders”), sold 4,975,254 shares of VHC’s common stock at a public offering price of $34.50 per share in a secondary public offering (the “Secondary Offering”). The total shares sold included 648,946 shares sold by the Selling Stockholders pursuant to the exercise by the underwriters of their option to purchase additional shares. The Company did not receive any proceeds from the Secondary Offering. Immediately following the Secondary Offering, affiliates of Sun Capital beneficially owned 54.6% of VHC’s issued and outstanding common stock. The Company incurred approximately $571 of expenses in connection with the Secondary Offering during fiscal 2014.

Dividends

The Company has not paid dividends, and the Company’s current ability to pay such dividends is restricted by the terms of its debt agreements. The Company’s future dividend policy will be determined on a yearly basis and will depend on earnings, financial condition, capital requirements, and certain other factors. The Company does not expect to declare dividends with respect to its common stock in the foreseeable future.

Note 9. Earnings Per Share

All share information presented below and herein has been adjusted to reflect the stock split approved by VHC’s board of directors as of November 27, 2013.

The following is a reconciliation of weighted average basic shares to weighted average diluted shares outstanding:

	Fiscal Year
	2016	2015	2014
Weighted-average shares—basic	46,420,533	36,770,430	36,730,490
Effect of dilutive equity securities	—	758,797	1,514,416
Weighted-average shares—diluted	46,420,533	37,529,227	38,244,906

Because the Company incurred a net loss for the fiscal year ended January 28, 2017, weighted-average basic shares and weighted-average diluted shares outstanding are equal for this period.

For the fiscal years ended January 28, 2017, January 30, 2016 and January 31, 2015, 1,719,135, 732,303 and 123,959 options to purchase common stock, respectively, were excluded from the computation of weighted average shares for diluted earnings per share since the related exercise prices exceeded the average market price of the Company’s common stock and such inclusion would be anti-dilutive.

On April 22, 2016, the Company issued an aggregate of 11,818,181 shares in conjunction with the completed Rights Offering and Investment Agreement. See Note 1 “Basis of Presentation and Summary of Significant Accounting Policies” for additional information.

Note 10. Income Taxes

The provision for income taxes consisted of the following:

	Fiscal Year
(in thousands)	2016	2015	2014
Current:
Domestic:
Federal	$—	$(53)	$759
State	207	522	344
Foreign	75	—	—
Total current	282	469	1,103
Deferred:
Domestic:
Federal	83,323	2,994	20,416
State	10,121	(249)	2,475
Total deferred	93,444	2,745	22,891
Total provision for income taxes	$93,726	$3,214	$23,994

The sources of income (loss) before provision for income taxes are from the United States and the Company’s French branch. The Company files U.S. federal income tax returns and income tax returns in various state and local jurisdictions.

Current income taxes are the amounts payable under the respective tax laws and regulations on each year’s earnings. Deferred income tax assets and liabilities represent the tax effects of revenues, costs and expenses, which are recognized for tax purposes in different periods from those used for financial statement purposes.

A reconciliation of the federal statutory income tax rate to the effective tax rate is as follows:

	Fiscal Year
	2016	2015	2014
Statutory federal rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	5.5%	6.5%	5.7%
Nondeductible Tax Receivable Agreement adjustment	0.4%	4.1%	—%
Valuation allowance	(176.8)%	(0.5)%	(0.7)%
Return to provision adjustment	(0.1)%	(2.4)%	—%
Changes in tax law	—%	(3.2)%	—%
Other	—%	(0.8)%	0.2%
Total	(136.0)%	38.7%	40.2%

Deferred income tax assets and liabilities consisted of the following:

	January 28,	January 30,
(in thousands)	2017	2016
Deferred tax assets:
Depreciation and amortization	$28,353	$17,071
Employee related costs	2,361	2,163
Allowance for asset valuations	4,817	2,551
Accrued expenses	7,349	6,088
Net operating losses	83,670	72,465
Tax credits	812	812
Other	489	457
Total deferred tax assets	127,851	101,607
Less: valuation allowances	(122,860)	(1,024)
Net deferred tax assets	4,991	100,583
Deferred tax liabilities:
Cancellation of debt income	(4,607)	(6,657)
Other	(384)	(482)
Total deferred tax liabilities	(4,991)	(7,139)
Net deferred tax assets	$—	$93,444
Included in:
Prepaid expenses and other current assets	$—	$4,164
Deferred income taxes	—	89,280
Net deferred tax assets	$—	$93,444

Net operating losses as of January 28, 2017 presented above do not include prior deductions related to stock options that exceeded expenses previously recognized for financial reporting purposes, since they have not yet reduced income taxes payable. The excess deduction will reduce income taxes payable and increase additional paid in capital by $2,350 when ultimately deducted in a future year. Net operating losses as of January 30, 2016 presented above do not include prior deductions related to stock options that exceeded expenses previously recognized for financial reporting purposes since they have not yet reduced income taxes payable. The excess deduction that would reduce income taxes payable and increase additional paid in capital was $2,732 as of January 30, 2016.

As of January 28, 2017, the Company had a net operating loss of $224,519 (federal tax effected amount of $78,582) for federal income tax purposes that may be used to reduce future federal taxable income. As of January 28, 2017, the cumulative amount of tax deductions related to shared-based compensation and the corresponding compensation expense adjustment for financial reporting was $5,876 (federal and state tax effected amount of $2,350). The net operating losses for federal income tax purposes will expire between 2030 and 2037.

As of January 28, 2017, the Company recorded a $9,777 deferred tax asset related to net operating loss carryforwards for state income tax purposes that may be used to reduce future state taxable income. The net operating loss carryforwards for state income tax purposes expire between 2022 and 2037.

As of January 28, 2017, the Company had total deferred tax assets related to net operating loss carryforwards, reduced for excess stock deductions and uncertain tax positions, of $83,670, of which $74,752 and $8,918 were attributable to federal and domestic state and local jurisdictions, respectively.

The valuation allowance for deferred tax assets was $122,860 at January 28, 2017, increasing $121,836 from the valuation allowance for deferred tax assets of $1,024 at January 30, 2016. During fiscal 2016, the Company recorded additional valuation allowances in the amount of $121,836 due to the combination of (i) a current year pre-tax loss, including goodwill and tradename impairment charges; (ii) levels of projected pre-tax income; and (iii) the Company’s ability to carry forward or carry back tax losses. The valuation allowance of $1,024 at January 30, 2016, reflected management’s assessment, based on available information, that it was more likely than not that a portion of the deferred tax assets would not be realized due to the inability to generate sufficient state taxable income. The total valuation allowance on deferred tax assets decreased on a net basis by $50 in the fiscal year ended January 30, 2016. Adjustments to the valuation allowance are made when there is a change in management’s assessment of the amount of deferred tax assets that are realizable.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, excluding interest and penalties, is as follows:

	Fiscal Year
(in thousands)	2016	2015	2014
Beginning balance	$2,127	$4,487	$3,693
Increases for tax positions in current year	208	72	2,397
Increases for tax positions in prior years	4	27	135
Decreases for tax positions in prior years	—	(2,459)	(1,738)
Ending balance	$2,339	$2,127	$4,487

As of January 28, 2017 and January 30, 2016 , unrecognized tax benefits in the amount of $0 and $2,161 (net of tax), respectively, would impact the Company’s effective tax rate if recognized. It is reasonably possible that within the next 12 months certain temporary unrecognized tax benefits could fully reverse. Should this occur, the Company’s unrecognized tax benefits could be reduced by up to $2,339.

The Company includes accrued interest and penalties on underpayments of income taxes in its income tax provision. As of January 28, 2017 and January 30, 2016, the Company did not have any interest and penalties accrued on its Consolidated Balance Sheets and no related provision or benefit was recognized in each of the Company’s Consolidated Statements of Operations for the years ended January 28, 2017, January 30, 2016 and January 31, 2015. Interest is computed on the difference between the tax position recognized net of any unrecognized tax benefits and the amount previously taken or expected to be taken in the Company’s tax returns.

With limited exceptions, the Company is no longer subject to examination for U.S. federal and state income tax for 2007 and prior.

Note 11. Segment and Geographical Financial Information

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

The accounting policies of the Company’s reportable segments are consistent with those described in Note 1 “Description of Business and Summary of Significant Accounting Policies.” Unallocated corporate expenses are comprised of selling, general and administrative expenses attributable to corporate and administrative activities (such as marketing, design, finance, information technology, legal and human resources departments), and other charges that are not directly attributable to the Company’s reportable segments. Unallocated corporate assets are comprised of the carrying values of the Company’s goodwill and tradename, deferred tax assets, and other assets that will be utilized to generate revenue for both of the Company’s reportable segments. As the Company’s goodwill and tradename are not allocated to the Company’s reportable segments in the measure of segment assets regularly reported to and used by management, the corresponding impairment charges associated with the goodwill and tradename are not reflected in the operating results of the Company’s reportable segments.

Summary information for the Company’s reportable segments is presented below.

	Fiscal Year
(in thousands)	2016	2015	2014
Net Sales:
Wholesale	$170,053	$201,182	$259,418
Direct-to-consumer	98,146	101,275	80,978
Total net sales	$268,199	$302,457	$340,396
Operating (Loss) Income:
Wholesale	$47,098	$61,571	$100,623
Direct-to-consumer (1)	1,216	7,839	14,556
Subtotal	48,314	69,410	115,179
Unallocated corporate expenses	(59,925)	(53,684)	(44,929)
Impairment of goodwill and indefinite-lived intangible asset	(53,061)	—	—
Total operating (loss) income	$(64,672)	$15,726	$70,250
Depreciation & Amortization:
Wholesale	$1,754	$2,058	$1,962
Direct-to-consumer	4,611	4,498	2,950
Unallocated corporate	2,319	1,794	355
Total depreciation & amortization	$8,684	$8,350	$5,267
Capital Expenditures:
Wholesale	$650	$1,629	$2,076
Direct-to-consumer	9,559	9,442	8,117
Unallocated corporate	4,078	6,520	9,506
Total capital expenditures	$14,287	$17,591	$19,699

(1) Includes non-cash impairment charges totaling $2,082 related to property and equipment.  See Note 1 “Description of Business and Summary of Significant Accounting Policies – (I) Property and Equipment” for additional information.

Impairment of goodwill and indefinite-lived intangible asset in Fiscal 2016 includes pre-tax impairment charges of $53,061 related to the Company’s goodwill and tradename intangible asset. See Note 1 “Description of Business and Summary of Significant Accounting Policies (K) Goodwill and Other Intangible Assets” for further details.

Assets for each of the Company’s reportable segments are presented below.

	January 28,	January 30,
(in thousands)	2017	2016
Total Assets:
Wholesale	$44,442	$47,757
Direct-to-consumer	45,038	35,433
Unallocated corporate	150,000	280,378
Total assets	$239,480	$363,568

The Company is domiciled in the U.S. and as of January 28, 2017, had no active international subsidiaries. Although the Company maintains a showroom in Paris through a local branch, substantially all marketing, sales, order management and customer service functions are performed in the U.S. and therefore substantially all of the Company’s sales originate in the U.S.  As a result, net sales by destination are no longer provided. Additionally, substantially all long-lived assets, including property and equipment and fixtures installed at the Company’s retailer sites, are located in the U.S.

Note 12. Related Party Transactions

Shared Services Agreement

In connection with the consummation of the Company’s IPO on November 27, 2013, Vince, LLC entered into a Shared Services Agreement with Kellwood (the “Shared Services Agreement”), pursuant to which Kellwood would provide support services in various areas including, among other things, certain accounting functions, tax, e-commerce operations, distribution, logistics, information technology, accounts payable, credit and collections and payroll and benefits administration. Since the IPO, the Company had been in the process of transitioning certain functions performed by Kellwood under the Shared Services Agreement and as of the end of fiscal 2016, the Company has completed the transition of all such functions and systems from Kellwood to the Company’s own systems or processes as well as to third-party service providers. Functions that transitioned to the Company, including its third-party service providers, include accounting related functions, tax, accounts payable, credit and collections, e-commerce customer service, distribution and logistics, payroll and benefits administration, and information technology support. Additionally, the Company has completed the implementation of its own enterprise resource planning (“ERP”) and supporting systems, point-of-sale system, third-party e-commerce platform, human resource payroll and recruitment systems, distribution applications, and network infrastructure.

In connection with the Kellwood Sale, the Shared Services Agreement was contributed to St. Louis, LLC. St. Louis, LLC continues to provide minor transitional services relating to historical records and legacy functions, which the Company is in the process of winding down. The Shared Services Agreement will terminate automatically upon the termination of all services provided thereunder. After termination of the agreement, St. Louis, LLC will have no obligation to provide any services to the Company.

The fees for all services received by Vince, LLC under the Shared Services Agreement are at cost. Such costs are the full amount of any and all actual and direct out-of-pocket expenses (including base salary and wages but without providing for any margin of profit or allocation of depreciation or amortization expense) incurred by the service provider or its affiliates in connection with the provision of the services.

The Company is invoiced monthly for the services provided under the Shared Services Agreement and generally is required to pay within 15 business days of receiving such invoice. The payments can be trued-up and can be disputed once each fiscal quarter. For the years ended January 28, 2017, January 30, 2016 and January 31, 2015, the Company recognized $4,256, $9,357 and $11,436, respectively, of expense within the Consolidated Statements of Operations for services provided under the Shared Services Agreement. As of January 28, 2017 and January 30, 2016, the Company has recorded $37 and $858, respectively, in Other accrued expenses to recognize amounts payable under the Shared Services Agreement.

Tax Receivable Agreement

VHC entered into a Tax Receivable Agreement with the Pre-IPO Stockholders on November 27, 2013. The Company and its former subsidiaries generated certain tax benefits (including NOLs and tax credits) prior to the Restructuring Transactions consummated in connection with the Company’s IPO and will generate certain section 197 intangible deductions (the “Pre-IPO Tax Benefits”), which would reduce the actual liability for taxes that the Company might otherwise be required to pay. The Tax Receivable Agreement provides for payments to the Pre-IPO Stockholders in an amount equal to 85% of the aggregate reduction in taxes payable realized by the Company and its subsidiaries from the utilization of the Pre-IPO Tax Benefits (the “Net Tax Benefit”).

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

While the Tax Receivable Agreement is designed with the objective of causing the Company’s annual cash costs attributable to federal, state and local income taxes (without regard to the Company’s continuing 15% interest in the Pre-IPO Tax Benefits) to be the same as that which the Company would have paid had the Company not had the Pre-IPO Tax Benefits available to offset its federal, state and local taxable income, there are circumstances in which this may not be the case. In particular, the Tax Receivable Agreement provides that any payments by the Company thereunder shall not be refundable. In that regard, the payment obligations under the Tax Receivable Agreement differ from a payment of a federal income tax liability in that a tax refund would not be available to the Company under the Tax Receivable Agreement even if the Company were to incur a net operating loss for federal income tax purposes in a future tax year. Similarly, the Pre-IPO Stockholders will not reimburse the Company for any payments previously made if any tax benefits relating to such payments are subsequently disallowed, although the amount of any such tax benefits subsequently disallowed will reduce future payments (if any) otherwise owed to such Pre-IPO Stockholders. In addition, depending on the amount and timing of the Company’s future earnings (if any) and on other factors including the effect of any limitations imposed on the Company’s ability to use the Pre-IPO Tax Benefits, it is possible that all payments required under the Tax Receivable Agreement could become due within a relatively short period of time following consummation of the Company’s IPO.

If the Company had not entered into the Tax Receivable Agreement, the Company would be entitled to realize the full economic benefit of the Pre-IPO Tax Benefits to the extent allowed by federal, state and local law. The Tax Receivable Agreement is designed with the objective of causing the Company’s annual cash costs attributable to federal, state and local income taxes (without regard to the Company’s continuing 15% interest in the Pre-IPO Tax Benefits) to be the same as the Company would have paid had the

Company not had the Pre-IPO Tax Benefits available to offset its federal, state and local taxable income. As a result, stockholders who purchased shares in the IPO are not entitled to the economic benefit of the Pre-IPO Tax Benefits that would have been available if the Tax Receivable Agreement were not in effect, except to the extent of the Company’s continuing 15% interest in the Pre-IPO Benefits.

Additionally, the payments the Company makes to the Pre-IPO Stockholders under the Tax Receivable Agreement are not expected to give rise to any incidental tax benefits to the Company, such as deductions or an adjustment to the basis of the Company’s assets.

An affiliate of Sun Capital may elect to terminate the Tax Receivable Agreement upon the occurrence of a Change of Control (as defined below). In connection with any such termination, the Company is obligated to pay the present value (calculated at a rate per annum equal to LIBOR plus 200 basis points as of such date) of all remaining Net Tax Benefit payments that would be required to be paid to the Pre-IPO Stockholders from such termination date, applying the valuation assumptions set forth in the Tax Receivable Agreement (the “Early Termination Period”). “Change of control,” as defined in the Tax Receivable Agreement shall mean an event or series of events by which (i) VHC shall cease directly or indirectly to own 100% of the capital stock of Vince, LLC; (ii) any “person” or “group” (as such terms are used in Section 13(d) and 14(d) of the Exchange Act), other than one or more permitted investors, shall be the “beneficial owner” (as defined in Rules 13d-3 and 13d-5 under the Exchange Act) of capital stock having more, directly or indirectly, than 35% of the total voting power of all outstanding capital stock of Vince Holding Corp. in the election of directors, unless at such time the permitted investors are direct or indirect “beneficial owners” (as so defined) of capital stock of Vince Holding Corp. having a greater percentage of the total voting power of all outstanding capital stock of VHC in the election of directors than that owned by each other “person” or “group” described above; (iii) for any reason whatsoever, a majority of the board of directors of VHC shall not be continuing directors; or (iv) a “Change of Control” (or comparable term) shall occur under (x) any term loan or revolving credit facility of VHC or its subsidiaries or (y) any unsecured, senior, senior subordinated or subordinated indebtedness of VHC or its subsidiaries, if, in each case, the outstanding principal amount thereof is in excess of $15,000. The Company may also terminate the Tax Receivable Agreement by paying the Early Termination Payment to the Pre-IPO Stockholders. Additionally, the Tax Receivable Agreement provides that in the event that the Company breaches any material obligations under the Tax Receivable Agreement by operation of law as a result of the rejection of the Tax Receivable Agreement in a case commenced under the Bankruptcy Code, then the Early Termination Payment plus other outstanding amounts under the Tax Receivable Agreement shall become due and payable.

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

As of January 28, 2017, the Company’s total obligation under the Tax Receivable Agreement is estimated to be $140,618, of which $2,788 is included as a component of Other accrued expenses and $137,830 is included as Other liabilities on the Consolidated Balance Sheet. The tax benefit payment of $7,438, including accrued interest, with respect to the 2015 taxable year was paid in the fourth quarter of fiscal 2016. The Tax Receivable Agreement expires on December 31, 2023. The obligation was originally recorded in connection with the IPO as an adjustment to additional paid-in capital on the Company’s Consolidated Balance Sheet. During fiscal 2016, the obligation under the Tax Receivable Agreement was adjusted primarily as a result of changes in tax laws that impacted the net operating loss deferred tax assets. The adjustment resulted in a net decrease of $209 to the liability under the Tax Receivable Agreement with the corresponding adjustment accounted for as a decrease to Other expense, net on the Consolidated Statements of Operations. During fiscal 2015, the Company adjusted the obligation under the Tax Receivable Agreement in connection with the filing of its 2014 income tax returns and as a result of changes in tax laws that impacted the net operating loss deferred tax assets. These adjustments resulted in a net increase of $1,154 to the pre-IPO deferred tax assets and a net increase of $981 to the liability under the Tax Receivable Agreement with the corresponding net increase accounted for as an adjustment to other expense, net on the consolidated statements of operations. During fiscal year 2014, the Company adjusted the obligation under the Tax Receivable Agreement in connection with the filing of its 2013 income tax returns. The return to provision adjustment resulted in a net reduction of $818 to the pre-IPO deferred tax assets and a net reduction of $1,442 to the liability under the Tax Receivable Agreement with the corresponding net increase of $624 accounted for as an adjustment to additional paid in-capital. In addition, the Company made its first tax benefit payment with respect to the 2013 taxable year of $3,199 including accrued interest which was paid during the fourth quarter of fiscal 2014.

Investment Agreement and Rights Offering

On March 15, 2016, the Company entered into an Investment Agreement with the Investors pursuant to which Sun Cardinal and SCSF Cardinal agreed to backstop the Rights Offering by purchasing at the subscription price of $5.50 per share any and all shares not subscribed through the exercise of rights, including the oversubscription.

On March 29, 2016, the Company commenced a Rights Offering, whereby the Company distributed, at no charge, to stockholders of record as of March 23, 2016 (the “Rights Offering Record Date”), rights to purchase new shares of the Company’s common stock at $5.50 per share. Each stockholder as of the Rights Offering Record Date (“Rights Holders”) received one non-transferrable right to purchase 0.3191 shares for every share of common stock owned on the Rights Offering Record Date (the “subscription right”). Rights Holders who fully exercised their subscription rights were entitled to subscribe for additional shares that remained unsubscribed as a result of any unexercised subscription rights (the “over-subscription right”). The over-subscription right allowed a Rights Holder to subscribe for an additional number of shares equal to up to 20% of the shares of common stock for which such holder was otherwise entitled to subscribe. Subscription rights could only be exercised for whole numbers of shares; no fractional shares of common stock were issued in the Rights Offering. The Rights Offering period expired on April 14, 2016 at 5:00 p.m. New York City time, prior to which payment for all subscription rights required an irrevocable funding of cash to the transfer agent, to be held in an account for the benefit of the Company. The Investors fully subscribed in the Rights Offering and exercised their oversubscription right. The Company received subscriptions and oversubscriptions from its existing stockholders for a total of 11,622,518 shares of its common stock, resulting in aggregate gross proceeds of approximately $63,924. Simultaneous with the closing of the Rights Offering, the Company received $1,076 of gross proceeds from the related Investment Agreement and issued to the Investors 195,663 shares of its common stock in connection therewith. In total, the Company received total gross proceeds of $65,000 as a result of the Rights Offering and related Investment Agreement transactions and recorded increases of $118 within Common Stock and $63,992 within Additional paid-in capital on the consolidated balance sheet. Upon the completion of these transactions, affiliates of Sun Capital owned 58% of the Company’s outstanding common stock.

The Company used a portion of the net proceeds received from the Rights Offering and related Investment Agreement to (1) repay the amount owed by the Company under the Tax Receivable Agreement (as discussed above) with Sun Cardinal, for itself and as a representative of the other stockholders party thereto, for the tax benefit with respect to the 2014 taxable year including accrued interest, totaling $22,262, and (2) repay all then outstanding indebtedness, totaling $20,000, under the Company’s Revolving Credit Facility. The Company intends to use the remaining net proceeds, which funds are held by VHC until needed by its operating subsidiary, for additional strategic investments and general corporate purposes, which may include future amounts owed by the Company under the Tax Receivable Agreement. See Note 1 “Description of Business and Summary of Significant Accounting Policies – (D) Sources and Uses of Liquidity” for additional details regarding the Company’s ability to utilize the remaining net proceeds.

Management Services Agreement

In connection with the acquisition of Kellwood Company by affiliates of Sun Capital in 2008, Sun Capital Partners Management V, LLC, an affiliate of Sun Capital, entered into the Management Services Agreement (the “Management Services Agreement”) with Kellwood Company. Under this agreement, Sun Capital Management provided Kellwood Company with consulting and advisory services, including services relating to financing alternatives, financial reporting, accounting and management information systems. In exchange, Kellwood Company reimbursed Sun Capital Management for reasonable out-of-pocket expenses incurred in connection with providing consulting and advisory services, additional and customary and reasonable fees for management consulting services provided in connection with corporate events, and also paid an annual management fee equal to $2,200 which was prepaid in equal quarterly installments, a portion of which was charged to the Vince business. The Company reported $0, $0 and $79 for management fees to Sun Capital in Other expense, net, in the Consolidated Statements of Operations for fiscal 2016, fiscal 2015 and fiscal 2014, respectively.

Upon the consummation of certain corporate events involving Kellwood Company or its direct or indirect subsidiaries, Kellwood Company was required to pay Sun Capital Management a transaction fee in an amount equal to 1% of the aggregate consideration paid to or by Kellwood Company and any of its direct or indirect subsidiaries or stockholders. The Company incurred no material transaction fees payable to Sun Capital Management during all periods presented on the consolidated statement of operations.

On November 27, 2013, in connection with the closing of the Company’s IPO and Restructuring Transactions, VHC was released from the terms of the Management Services Agreement between Kellwood Company and Sun Capital Management.

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

The agreement is scheduled to terminate on November 27, 2023, the tenth anniversary of the Company’s IPO. Under the consulting agreement, the Company has no obligation to pay Sun Capital Management or any of its affiliates any consulting fees other than those which are approved by a majority of the Company’s directors that are not affiliated with Sun Capital. To the extent such fees are approved in the future, the Company will be obligated to pay such fees in addition to reimbursing Sun Capital Management or any of its affiliates that provide the Company services under the consulting agreement for all reasonable out-of-pocket fees and expenses incurred by such party in connection with the provision of consulting services under the consulting agreement and any related matters. Reimbursement of such expenses shall not be conditioned upon the approval of a majority of the Company’s directors that are not affiliated with Sun Capital Management, and shall be payable in addition to any fees that such directors may approve.

Neither Sun Capital Management nor any of its affiliates are liable to the Company or the Company’s affiliates, security holders or creditors for (1) any liabilities arising out of, related to, caused by, based upon or in connection with the performance of services under the consulting agreement, unless such liability is proven to have resulted directly and primarily from the willful misconduct or gross negligence of such person or (2) pursuing any outside activities or opportunities that may conflict with the Company’s best interests, which outside activities the Company consents to and approves under the consulting agreement, and which opportunities neither Sun Capital Management nor any of its affiliates will have any duty to inform the Company of. In no event will the aggregate of any liabilities of Sun Capital Management or any of its affiliates exceed the aggregate of any fees paid under the consulting agreement.

In addition, the Company is required to indemnify Sun Capital Management, its affiliates and any successor by operation of law against any and all liabilities, whether or not arising out of or related to such party’s performance of services under the consulting agreement, except to the extent proven to result directly and primarily from such person’s willful misconduct or gross negligence. The Company is also required to defend such parties in any lawsuits which may be brought against such parties and advance expenses in connection therewith. In the case of affiliates of Sun Capital Management that have rights to indemnification and advancement from affiliates of Sun Capital, the Company agrees to be the indemnitor of first resort, to be liable for the full amounts of payments of indemnification required by any organizational document of such entity or any agreement to which such entity is a party, and that the Company will not make any claims against any affiliates of Sun Capital Partners for contribution, subrogation, exoneration or reimbursement for which they are liable under any organizational documents or agreement. Sun Capital Management may, in its sole discretion, elect to terminate the consulting agreement at any time. The Company may elect to terminate the consulting agreement if SCSF Cardinal, Sun Cardinal or any of their respective affiliates’ aggregate ownership of the Company’s equity securities falls below 30%.

During fiscal 2016, fiscal 2015 and fiscal 2014, the Company incurred expenses of $121, $114 and $76, respectively, under the Sun Capital Consulting Agreement.

Indemnification Agreements

The Company has entered into indemnification agreements with each of its executive officers and directors. The indemnification agreements provide the executive officers and directors with contractual rights to indemnification, expense advancement and reimbursement, to the fullest extent permitted under the DGCL.

Amended and Restated Certificate of Incorporation

The Company’s amended and restated certificate of incorporation provides that for so long as affiliates of Sun Capital own 30% or more of the Company’s outstanding shares of common stock, Sun Cardinal, a Sun Capital affiliate, has the right to designate a majority of the Company’s board of directors. For so long as Sun Cardinal has the right to designate a majority of the Company’s board of directors, the directors designated by Sun Cardinal are expected to constitute a majority of each committee of the Company’s board of directors (other than the Audit Committee), and the chairman of each of the committees (other than the Audit Committee) is expected to be a director serving on the committee who is selected by affiliates of Sun Capital, provided that, at such time as the Company is not a “controlled company” under the NYSE corporate governance standards, the Company’s committee membership will comply with all applicable requirements of those standards and a majority of the Company’s board of directors will be “independent directors,” as defined under the rules of the NYSE, subject to any applicable phase in requirements.

Note 13. Quarterly Financial Information (unaudited)

Summarized quarterly financial results for fiscal 2016 and fiscal 2015 are as follows:

(in thousands, expect per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (1)
Fiscal 2016:
Net sales	$67,645	$60,702	$75,973	$63,879
Gross profit	28,258	27,387	37,958	29,216
Net (loss) income	(1,924)	(1,967)	3,380	(162,148)
Basic (loss) earnings per share (2)	$(0.05)	$(0.04)	$0.07	$(3.28)
Diluted (loss) earnings per share (2)	$(0.05)	$(0.04)	$0.07	$(3.28)

(in thousands, expect per share data)	First Quarter	Second Quarter (3)	Third Quarter (4)	Fourth Quarter (5)
Fiscal 2015:
Net sales	$59,842	$79,993	$80,859	$81,763
Gross profit	30,741	20,789	40,005	40,981
Net income (loss)	2,454	(5,026)	5,893	1,778
Basic earnings (loss) per share (2)	$0.07	$(0.14)	$0.16	$0.05
Diluted earnings (loss) per share (2)	$0.06	$(0.14)	$0.16	$0.05

(1)

Net loss, basic loss per share and diluted loss per share include the impact of (i) $53,061 of non-cash pre-tax impairment charges related to goodwill and the tradename intangible asset (see Note 1 “Description of Business and Summary of Significant Accounting Policies (K) Goodwill and Other Intangible Assets” for additional details); (ii) a $2,082 non-cash pre-tax impairment charge related to property and equipment (see Note 1 “Description of Business and Summary of Significant Accounting Policies (J) Impairment of Long-lived Assets” for additional details); and (iii) a $121,836 valuation allowance against the Company’s deferred tax assets (see Note 10 “Income Taxes”) for additional details.

(2)

The sum of the quarterly earnings per share may not equal the full-year amount as the computation of the weighted-average number of shares outstanding for each quarter and the full-year are performed independently.

(3)

Includes the impact of $14,447 of pre-tax expense within cost of products sold associated with inventory write-downs primarily related to excess out of season and current inventory and $2,861 of pre-tax expense within selling, general and administrative expenses associated with executive severance costs partly offset by the favorable impact of executive stock option forfeitures.

(4)

Includes the impact of $1,986 of pre-tax income within Cost of products sold associated with the favorable impact of the recovery on inventory write downs taken in the second quarter of 2015 and $164 pre-tax expense within Selling, general and administrative expenses associated with executive search costs, partly offset by the favorable impact of executive stock option forfeitures.

(5)

Includes the impact of $2,161 of pre-tax income within Cost of products sold associated with the favorable impact of the recovery on inventory write downs taken in the second quarter of 2015 and $323 pre-tax income within Selling, general and administrative expenses associated with the favorable adjustment to management transition costs taken in the second quarter. Additionally, gross profit, net income (loss) and diluted earnings (loss) per share in the fourth quarter were overstated by $530, $313 and $0.01, respectively, as a result of an immaterial error in inventory valuation during the third quarter.

Note 14. Subsequent Event

In order to increase availability under the Revolving Credit Facility, on March 6, 2017, Vince, LLC entered into the Letter with BofA, as administrative agent and collateral agent under the Revolving Credit Facility, to temporarily modify a covenant. On April 14, 2017, Vince, LLC and BofA amended and restated the Letter in its entirety. See Note 4 “Long-Term Debt and Financing Arrangements” for additional details.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Beginning of Period	Expense Charges, net of Reversals	Deductions and Write-offs, net of Recoveries	End of Period
Sales Allowances
Fiscal 2016	$(12,846)	$(59,078)	$52,213	$(19,711)
Fiscal 2015	(16,098)	(55,656)	58,908	(12,846)
Fiscal 2014	(9,265)	(54,467)	47,634	(16,098)
Allowance for Doubtful Accounts
Fiscal 2016	(188)	(192)	105	(275)
Fiscal 2015	(379)	34	157	(188)
Fiscal 2014	(353)	(168)	142	(379)
Provision for Inventories
Fiscal 2016	(13,248)	1,864	9,322	(2,062)
Fiscal 2015	(6,464)	(16,263)	9,479	(13,248)
Fiscal 2014	(3,868)	(3,719)	1,123	(6,464)
Valuation Allowances on Deferred Income Taxes
Fiscal 2016	(1,024)	(121,836)	—	(122,860)
Fiscal 2015	(1,074)	—	50	(1,024)
Fiscal 2014	(1,843)	—	769	(1,074)