Form 10-Q
period 2017-04-29
VINCE HOLDING CORP.
filed 2017-06-08
CIK 1579157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 29, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Common Stock	Outstanding at May 31, 2017
Common Stock, $0.01 par value per share	49,433,218 shares

VINCE HOLDING CORP. AND SUBSIDIARIES

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

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, and any statements incorporated by reference herein, contains forward-looking statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements are indicated by words or phrases such as “may,” “will,” “should,” “believe,” “expect,” “seek,” “anticipate,” “intend,” “estimate,” “plan,” “target,” “project,” “forecast,” “envision” and other similar phrases. Although we believe the assumptions and expectations reflected in these forward-looking statements are reasonable, these assumptions and expectations may not prove to be correct and we may not achieve the results or benefits anticipated. These forward-looking statements are not guarantees of actual results, and our actual results may differ materially from those suggested in the forward-looking statements. These forward-looking statements involve a number of risks and uncertainties, some of which are beyond our control, including, without limitation: our ability to maintain adequate cash flow from operations or availability under our revolving credit facility to meet our liquidity needs (including our obligations under the Tax Receivable Agreement with the Pre-IPO Stockholders); our ability to continue as a going concern; our ability to successfully operate the newly implemented systems, processes and functions recently transitioned from Kellwood Company; our ability to remediate the identified material weaknesses in our internal control over financial reporting; our ability to regain compliance with the continued listing standards of the New York Stock Exchange; our ability to commence and complete a potential rights offering; our ability to ensure the proper operation of the distribution facility by a third-party logistics provider recently transitioned from Kellwood; our ability to remain competitive in the areas of merchandise quality, price, breadth of selection and customer service; our ability to anticipate and/or react to changes in customer demand and attract new customers, including in connection with making inventory commitments; our ability to control the level of sales in the off-price channels; our ability to manage excess inventory in a way that will promote the long-term health of the brand; changes in consumer confidence and spending; our ability to maintain projected profit margins; unusual, unpredictable and/or severe weather conditions; the execution and management of our retail store growth plans, including the availability and cost of acceptable real estate locations for new store openings; the execution and management of our international expansion, including our ability to promote our brand and merchandise outside the U.S. and find suitable partners in certain geographies; our ability to expand our product offerings into new product categories, including the ability to find suitable licensing partners; our ability to successfully implement our marketing initiatives; our ability to protect our trademarks in the U.S. and internationally; our ability to maintain the security of electronic and other confidential information; serious disruptions and catastrophic events; changes in global economies and credit and financial markets; competition; our ability to attract and retain key personnel; commodity, raw material and other cost increases; compliance with domestic and international laws, regulations and orders; changes in laws and regulations; outcomes of litigation and proceedings and the availability of insurance, indemnification and other third-party coverage of any losses suffered in connection therewith; tax matters; and other factors as set forth from time to time in our Securities and Exchange Commission filings,  including those described in this report on Form 10-Q and our 2016 Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 28, 2017 (our “2016 Annual Report on Form 10-K”) under the heading “Item 1A—Risk Factors.” We intend these forward-looking statements to speak only as of the time of this report on Form 10-Q and do not undertake to update or revise them as more information becomes available, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data, unaudited)

	April 29,	January 28,
	2017	2017
Assets
Current assets:
Cash and cash equivalents	$15,391	$20,978
Trade receivables, net	20,292	10,336
Inventories, net	32,213	38,529
Prepaid expenses and other current assets	2,868	4,768
Total current assets	70,764	74,611
Property and equipment, net	42,017	42,945
Intangible assets, net	77,548	77,698
Goodwill	41,435	41,435
Other assets	2,518	2,791
Total assets	$234,282	$239,480

Liabilities and Stockholders' (Deficit) Equity
Current liabilities:
Accounts payable	$25,016	$37,022
Accrued salaries and employee benefits	2,671	3,427
Other accrued expenses	10,739	9,992
Total current liabilities	38,426	50,441
Long-term debt	64,395	48,298
Deferred rent	16,670	16,892
Other liabilities	137,830	137,830

Commitments and contingencies (Note 8)

Stockholders' (deficit) equity:
Common stock at $0.01 par value (100,000,000 shares authorized, 49,433,218 and 49,427,606 shares issued and outstanding at April 29, 2017 and January 28, 2017, respectively)	494	494
Additional paid-in capital	1,083,043	1,082,727
Accumulated deficit	(1,106,511)	(1,097,137)
Accumulated other comprehensive loss	(65)	(65)
Total stockholders' deficit	(23,039)	(13,981)
Total liabilities and stockholders' (deficit) equity	$234,282	$239,480

See notes to unaudited condensed consolidated financial statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data, unaudited)

	Three Months Ended
	April 29,	April 30,
	2017	2016
Net sales	$58,045	$67,645
Cost of products sold	32,454	39,387
Gross profit	25,591	28,258
Selling, general and administrative expenses	33,784	31,806
Loss from operations	(8,193)	(3,548)
Interest expense, net	1,044	881
Other expense, net	1	160
Loss before income taxes	(9,238)	(4,589)
Provision (benefit) for income taxes	52	(2,665)
Net loss	$(9,290)	$(1,924)
Loss per share:
Basic loss per share	$(0.19)	$(0.05)
Diluted loss per share	$(0.19)	$(0.05)
Weighted average shares outstanding:
Basic	49,428,259	38,002,774
Diluted	49,428,259	38,002,774

See notes to unaudited condensed consolidated financial statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(in thousands, unaudited)

	Three Months Ended
	April 29,	April 30,
	2017	2016
Net loss	$(9,290)	$(1,924)
Comprehensive loss	$(9,290)	$(1,924)

See notes to unaudited condensed consolidated financial statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands, unaudited)

	For the three months ended
	April 29, 2017	April 30, 2016
Operating activities
Net loss	$(9,290)	$(1,924)
Add (deduct) items not affecting operating cash flows:
Depreciation and amortization	2,415	1,902
Provision for inventories	—	388
Deferred rent	(225)	428
Deferred income taxes	—	(2,714)
Share-based compensation expense	219	514
Other	162	129
Changes in assets and liabilities:
Receivables, net	(9,956)	(7,752)
Inventories	6,316	12,821
Prepaid expenses and other current assets	1,942	(1,414)
Accounts payable and accrued expenses	(11,352)	(34,391)
Other assets and liabilities	18	17
Net cash used in operating activities	(19,751)	(31,996)
Investing activities
Payments for capital expenditures	(1,785)	(3,709)
Net cash used in investing activities	(1,785)	(3,709)
Financing activities
Proceeds from borrowings under the Revolving Credit Facility	121,083	46,073
Repayment of borrowings under the Revolving Credit Facility	(105,147)	(61,073)
Proceeds from common stock issuance, net of transaction costs	—	63,883
Proceeds from stock option exercises and issuance of common stock under employee stock purchase plan	13	2,155
Net cash provided by financing activities	15,949	51,038
(Decrease) increase in cash and cash equivalents	(5,587)	15,333
Cash and cash equivalents, beginning of period	20,978	6,230
Cash and cash equivalents, end of period	$15,391	$21,563

Supplemental Disclosures of Cash Flow Information
Cash payments on TRA obligation	$—	$22,258
Cash payments for interest	295	924
Cash payments for income taxes, net of refunds	—	207
Supplemental Disclosures of Non-Cash Investing and Financing Activities
Capital expenditures in accounts payable and accrued liabilities	391	491

See notes to unaudited condensed consolidated financial statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

(in thousands except share and per share data)

Note 1. Description of Business and Basis of Presentation

On November 27, 2013, Vince Holding Corp. (“VHC” or the “Company”), previously known as Apparel Holding Corp., closed an initial public offering (“IPO”) of its common stock and completed a series of restructuring transactions (the “Restructuring Transactions”) through which Kellwood Holding, LLC acquired the non-Vince businesses, which include Kellwood Company, LLC (“Kellwood Company” or “Kellwood”), from the Company. The Company owns and operates the Vince business, which includes Vince, LLC.

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

(B) Basis of Presentation: The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. Therefore, these financial statements should be read in conjunction with VHC’s audited financial statements for the fiscal year ended January 28, 2017, as set forth in the 2016 Annual Report on Form 10-K.

The condensed consolidated financial statements include the Company’s accounts and the accounts of the Company’s wholly-owned subsidiaries as of April 29, 2017. All intercompany accounts and transactions have been eliminated. In the opinion of management, the financial statements contain all adjustments (consisting solely of normal recurring adjustments) and disclosures necessary to make the information presented therein not misleading. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or the fiscal year as a whole.

(C) Sources and Uses of Liquidity: The Company’s sources of liquidity are cash and cash equivalents, cash flows from operations, if any, borrowings available under the Revolving Credit Facility and the Company’s ability to access capital markets. The Company’s primary cash needs are funding working capital requirements, meeting debt service requirements, paying amounts due under the Tax Receivable Agreement and capital expenditures for new stores and related leasehold improvements.

During fiscal 2015 and fiscal 2016, the Company made significant strategic decisions and investments to reset and support the future growth of the Vince brand. Management believes these significant investments are essential to the commitment to developing a strong foundation from which the Company can drive consistent profitable growth for the long term. In order to enhance the Company’s liquidity position in support of these investments, the Company performed the following actions:

•

During the three months ended April 30, 2016, the Company completed a rights offering and related Investment Agreement transactions, issuing an aggregate of 11,818,181 shares of its common stock for total gross proceeds of $65,000. The Company used a portion of the net proceeds received from the Rights Offering and related Investment Agreement to (1) repay the amount owed by the Company under the Tax Receivable Agreement with Sun Cardinal, for itself and as a representative of the other stockholders party thereto, for the tax benefit with respect to the 2014 taxable year including accrued interest, totaling $22,262, and (2) repay all then outstanding indebtedness, totaling $20,000, under the Revolving Credit Facility, allowing full borrowing capacity under this facility at that time.

•

To provide the Company with greater flexibility on certain debt covenants while it was executing brand reset strategies, the Company retained approximately $21,000 of proceeds from the rights offering discussed above at Vince Holding Corp. to be utilized in the event a Specified Equity Contribution (as defined under the Term Loan Facility) was required under the Term Loan Facility. See Note 4 “Long-Term Debt and Financing Arrangements” for additional details. Any amounts contributed from Vince Holding Corp. as a Specified Equity Contribution can then be utilized for normal operating needs. During April 2017, the Company utilized $6,241 of the funds held by Vince Holding Corp. to make a Specified Equity Contribution in connection with the calculation of the Consolidated Net Total Leverage Ratio under the Term Loan Facility as of January 28, 2017 so that the Consolidated Net Total Leverage Ratio would not exceed 3.25 to 1.00. In addition, during May and June 2017, the Company utilized $11,831 of the funds held by Vince Holding Corp. to make a Specified Equity Contribution in connection with the calculation of the Consolidated Net Total Leverage Ratio under the Term Loan Facility as of April 29, 2017 so that the Consolidated Net Total Leverage Ratio would not exceed 3.25 to 1.00. As of June 8, 2017, Vince Holding Corp. retains $3,173 of funds.

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

•

On May 18, 2017, the Company received a Rights Offering Commitment Letter from Sun Capital Partners V, L.P. (“Sun Fund V”) that provides the Company with an amount equal to $30,000 of cash proceeds in the event that the Company commences a rights offering of its common stock to its stockholders (a “Rights Offering”). Sun Fund V’s obligations are subject to certain terms and conditions, including but not limited to the Company entering into an amendment to its existing Term Loan Facility that is acceptable to Sun Fund V in its sole discretion, and no default or event of default having occurred under the Company’s Term Loan Facility or Revolving Credit Facility, unless promptly cured or reasonably expected to be promptly cured by the Company. See Note 11 “Related Party Transactions” for further information. Any funds received from a Rights Offering would enhance the Company’s capital structure and provide additional cash for operations, enabling the Company to continue executing its strategic plan.

In accordance with the new accounting guidance that became effective for the Company’s fiscal year ended January 28, 2017, management has the responsibility to evaluate whether conditions and/or events raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. As required by this standard, management’s evaluation does not initially consider the potential mitigating effects of management’s plans that have not been fully implemented as of the date the financial statements are issued. In performing this initial evaluation, management concluded that the following conditions raise substantial doubt about the Company’s ability to meet its financial obligations. Since fiscal 2015, the Company has undertaken the task to reset the brand during a challenging retail environment, making strategic decisions and investments which had a cost to the short-term results but were necessary for the long-term sustainability of the Vince brand. The Company raised $65,000 under the Rights Offering, which was completed in anticipation of the difficulty of these undertakings. During fiscal 2016, the Company’s sales results did not meet expectations. Management’s future projections consider the uncertainty of trends in the retail environment in which the Company operates, reserves placed on its borrowing capacity under the Revolving Credit Facility (which are reflected in the Company’s availability under the Revolving Credit Facility as of April 29, 2017) and the recent requirements from certain vendors to pay on accelerated terms or to make prepayments in certain instances. Beyond the first fiscal quarter of 2017, scenarios, including those beyond the Company’s control, could develop that include unanticipated declines in sales and operating results requiring additional Specified Equity Contributions. Although the Company would have cash retained by Vince Holding Corp. to make additional contributions, there are limits on the number of contributions that can be made in any four fiscal quarter period and there is a limit on the amount of cash that has been retained for the purpose of making Specified Equity Contributions. Additionally, the Company is currently subject to a commercial finance examination as per the terms of the Letter, which could potentially result in future changes to the availability under the Revolving Credit Facility.

Understanding the difficulties to project the current retail environment, the historical sales performance of the Company, the current actions of lenders and vendors, and as management’s plans to mitigate the substantial doubt have not been fully executed, management has therefore concluded there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. Management cannot predict with certainty the impact of various factors, including a challenging retail environment and the additional demands of lenders and vendors on the current financial and operational capabilities of the Company. Absent a timely resolution of the immediate working capital requirements, as discussed in further detail below, the Company could encounter product shipment delays which would adversely impact the business. Additionally, such impact could also give rise to the Company’s inability to service its existing debt or comply with the covenants therein. The Company’s inability to comply with such covenants could result in the amounts outstanding under its debt to become immediately due and the Company might not be able to meet such payment obligations.

As mitigating plans, management continues to have active discussions with lenders and with the Company’s majority shareholder on additional financing options and actions to improve the capital structure of the Company. Specifically, the Company has already received the $30,000 Rights Offering Commitment Letter discussed above. The Company is striving to meet the conditions of the Rights Offering Commitment Letter which would allow it to pursue a Rights Offering supported by the commitment from Sun Fund V. The Company is also in discussions with its Term Loan Facility lenders and its Revolving Credit Facility administrative and collateral agent on amendments that would provide relief on covenants and additional borrowing capacity. In addition, the Company is in ongoing discussions with other third parties regarding strategies that would enhance its liquidity needs. Management has also engaged various consulting firms to assist in its pursuit of cost reduction initiatives in order to further improve the Company’s financial performance, benefit the calculation of the Consolidated Net Total Leverage Ratio under the Term Loan Facility and reduce future liquidity needs. While management believes that each of these actions is reasonably possible of occurring, if necessary, and could alleviate the substantial doubt, none of these actions has been executed at the time of the filing of the Company’s financial statements and therefore cannot be considered as mitigating events under the accounting guidance.

Note 2. Goodwill and Intangible Assets

Net goodwill balances and changes therein by segment were as follows:

(in thousands)	Wholesale	Direct-to-consumer	Total Net Goodwill
Balance as of April 29, 2017	$41,435	$—	$41,435
Balance as of January 28, 2017	$41,435	$—	$41,435

The total carrying amount of goodwill for all periods presented was net of accumulated impairments of $69,253.

The following tables present a summary of identifiable intangible assets:

(in thousands)	Gross Amount	Accumulated Amortization	Impairment Charge	Net Book Value
Balance as of April 29, 2017
Amortizable intangible assets:
Customer relationships	$11,970	$(5,522)	$—	$6,448
Indefinite-lived intangible asset:
Tradename	101,850	—	(30,750)	71,100
Total intangible assets	$113,820	$(5,522)	$(30,750)	$77,548

(in thousands)	Gross Amount	Accumulated Amortization	Impairment Charge	Net Book Value
Balance as of January 28, 2017
Amortizable intangible assets:
Customer relationships	$11,970	$(5,372)	$—	$6,598
Indefinite-lived intangible asset:
Tradename	101,850	—	(30,750)	71,100
Total intangible assets	$113,820	$(5,372)	$(30,750)	$77,698

Amortization of identifiable intangible assets was $150 for both the three months ended April 29, 2017 and April 30, 2016. The estimated amortization expense for identifiable intangible assets is $598 for each fiscal year for the next five fiscal years.

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

The Company did not have any non-financial assets or non-financial liabilities recognized at fair value on a recurring basis at April 29, 2017 or January 28, 2017. At April 29, 2017 and January 28, 2017, the Company believes that the carrying value of cash and cash equivalents, receivables and accounts payable approximates fair value, due to the short-term maturity of these instruments and would be measured using Level 1 inputs. The Company’s debt obligations with a carrying value of $66,136 as of April 29, 2017 are at variable interest rates and management estimates that the fair value of the Company’s outstanding debt obligations was approximately $61,000 based upon quoted prices in markets that are not active, which is considered a Level 2 input.

The Company’s non-financial assets, which primarily consist of goodwill, intangible assets, and property and equipment, are not required to be measured at fair value on a recurring basis and are reported at their carrying values. However, on a periodic basis whenever events or changes in circumstances indicate that their carrying value may not be fully recoverable (and at least annually for goodwill and intangible assets), non-financial assets are assessed for impairment and, if applicable, written down to (and recorded at) fair value.

Note 4. Long-Term Debt and Financing Arrangements

Long-term debt consisted of the following:

	April 29,	January 28,
(in thousands)	2017	2017
Term Loan Facility	$45,000	$45,000
Revolving Credit Facility	21,136	5,200
Total long-term debt principal	66,136	50,200
Less: Deferred financing costs	1,741	1,902
Total long-term debt	$64,395	$48,298

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

In addition, the Term Loan Facility contains customary representations and warranties, other covenants, and events of default, including but not limited to, limitations on the incurrence of additional indebtedness, liens, negative pledges, guarantees, investments, loans, asset sales, mergers, acquisitions, prepayment of other debt, the repurchase of capital stock, transactions with affiliates, and the ability to change the nature of the Company’s business or its fiscal year, and distributions and dividends. The Term Loan Facility generally permits dividends to the extent that no default or event of default is continuing or would result from the contemplated dividend and the pro forma Consolidated Net Total Leverage Ratio after giving effect to such contemplated dividend is at least 0.25 lower than the maximum Consolidated Net Total Leverage Ratio for such quarter in an amount not to exceed the excess available amount, as defined in the loan agreement. All obligations under the Term Loan Facility are guaranteed by VHC and any future material domestic restricted subsidiaries of Vince, LLC and secured by a lien on substantially all of the assets of VHC, Vince, LLC and Vince Intermediate and any future material domestic restricted subsidiaries. As of April 29, 2017, the Company was in compliance with applicable financial covenants. During May and June 2017, the Company utilized $11,831 of the funds held by VHC to make a Specified Equity Contribution, as defined under the Term Loan Facility, in connection with the calculation of the Consolidated Net Total Leverage Ratio under the Term Loan Facility as of April 29, 2017 so that the Consolidated Net Total Leverage Ratio would not exceed 3.25 to 1.00.

Through April 29, 2017, on an inception to date basis, the Company has made voluntary prepayments totaling $130,000 in the aggregate on the original $175,000 Term Loan Facility entered into on November 27, 2013 with no such prepayments made during the three months ended April 29, 2017. As of April 29, 2017, the Company had $45,000 of debt outstanding under the Term Loan Facility.

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

The Revolving Credit Facility contains a covenant that, at any point when “Excess Availability” is less than the greater of (i) 15% of an adjusted loan cap (without giving effect to item (iii) of the loan cap described above) or (ii) $10,000, and continuing until

Excess Availability exceeds the greater of such amounts for 30 consecutive days, during which time, Vince, LLC must maintain a consolidated EBITDA (as defined in the Revolving Credit Facility) equal to or greater than $20,000 measured at the end of each applicable fiscal month for the trailing twelve-month period. As of April 29, 2017, the Company was not subject to this covenant as Excess Availability was greater than the required minimum. Additionally, in order to increase availability under the Revolving Credit Facility, on March 6, 2017, Vince, LLC entered into a side letter (the “Letter”) with BofA, as administrative agent and collateral agent under the Revolving Credit Facility which temporarily modified the covenant discussed above. The Letter provided that during the period from March 6, 2017 until and through April 30, 2017, the respective thresholds included in the definitions of “Covenant Compliance Event” and “Trigger Event” under the Revolving Credit Facility were temporarily modified to be the greater of (a) 12.5% of the Adjusted Loan Cap (as defined in the Revolving Credit Facility) and (b) $5,000. On April 14, 2017, Vince, LLC and BofA amended and restated the Letter in its entirety (the “Amended Letter”). The Amended Letter provides that during the period from April 13, 2017 until and through July 31, 2017 (the “Letter Period”), the respective thresholds included in the definitions of “Covenant Compliance Event” and “Trigger Event” in the Revolving Credit Facility continue to be temporarily modified to be the greater of (a) 12.5% of the Adjusted Loan Cap (as defined in the Revolving Credit Facility) and (b) $5,000. The Amended Letter further provides that during the Letter Period, so long as the Company’s cash is held in a deposit account of the Company maintained with BofA (the “BofA Account”), the Company may include in the Borrowing Base (i) up to $10,000 of such cash after April 13, 2017 through May 31, 2017 and (ii) up to $5,000 of such cash after May 31, 2017 through July 31, 2017. During the Letter Period, to the extent that the cash and cash equivalents held by the Loan Parties at the close of business on any given day exceeds $1,000 (excluding amounts in the BofA Account and certain other excluded accounts, as well as amounts equal to all undrawn checks and ACH issued in the ordinary course of business for payroll, rent and other accounts payable needs), Vince shall use any such cash in excess of $1,000 to repay the loans under the Revolving Credit Facility.

The Revolving Credit Facility contains representations and warranties, other covenants and events of default that are customary for this type of financing, including limitations on the incurrence of additional indebtedness, liens, negative pledges, guarantees, investments, loans, asset sales, mergers, acquisitions, prepayment of other debt, the repurchase of capital stock, transactions with affiliates, and the ability to change the nature of the Company’s business or its fiscal year. The Revolving Credit Facility generally permits dividends in the absence of any event of default (including any event of default arising from the contemplated dividend), so long as (i) after giving pro forma effect to the contemplated dividend, for the following six months Excess Availability will be at least the greater of 20% of the adjusted loan cap and $10,000 and (ii) after giving pro forma effect to the contemplated dividend, the “Consolidated Fixed Charge Coverage Ratio” for the 12 months preceding such dividend shall be greater than or equal to 1.0 to 1.0 (provided that the Consolidated Fixed Charge Coverage Ratio may be less than 1.0 to 1.0 if, after giving pro forma effect to the contemplated dividend, Excess Availability for the six fiscal months following the dividend is at least the greater of 35% of the adjusted loan cap and $15,000).  As of April 29, 2017, the Company was in compliance with applicable financial covenants.

As of April 29, 2017, $15,134 was available under the Revolving Credit Facility, net of the amended loan cap, and there were $21,136 of borrowings outstanding and $7,474 of letters of credit outstanding under the Revolving Credit Facility. The weighted average interest rate for borrowings outstanding under the Revolving Credit Facility as of April 29, 2017 was 2.6%.

As of January 28, 2017, $27,157 was available under the Revolving Credit Facility, net of the amended loan cap, and there were $5,200 of borrowings outstanding and $7,474 of letters of credit outstanding under the Revolving Credit Facility. The weighted average interest rate for borrowings outstanding under the Revolving Credit Facility as of January 28, 2017 was 4.3%.

Note 5. Inventory

Inventories consisted of the following:

	April 29,	January 28,
(in thousands)	2017	2017
Finished goods	$34,448	$40,771
Less: reserves	(2,235)	(2,242)
Total inventories, net	$32,213	$38,529

Note 6. Share-Based Compensation

Employee Stock Plans

Vince 2013 Incentive Plan

In connection with the IPO, the Company adopted the Vince 2013 Incentive Plan, which provides for grants of stock options, stock appreciation rights, restricted stock and other stock-based awards. The aggregate number of shares of common stock which may be issued or used for reference purposes under the Vince 2013 Incentive Plan or with respect to which awards may be granted may not exceed 3,400,000 shares. The shares available for issuance under the Vince 2013 Incentive Plan may be, in whole or in part, either authorized and unissued shares of the Company’s common stock or shares of common stock held in or acquired for the Company’s treasury. In general, if awards under the Vince 2013 Incentive Plan are cancelled for any reason, or expire or terminate unexercised, the shares covered by such award may again be available for the grant of awards under the Vince 2013 Incentive Plan. As of April 29, 2017, there were 1,178,229 shares under the Vince 2013 Incentive Plan available for future grants. Options granted pursuant to the Vince 2013 Incentive Plan typically vest in equal installments over four years, subject to the employees’ continued employment and expire on the earlier of the tenth anniversary of the grant date or upon termination as outlined in the Vince 2013 Incentive Plan. Restricted stock units granted vest in equal installments over a three-year period or vest in equal installments over four years, subject to the employees’ continued employment.

The consultancy agreements with the non-employee consultants ended in February 2017 and as a result 176,597 shares were forfeited. In May 2017, the remaining 294,333 previously vested shares expired.

Employee Stock Purchase Plan

The Company maintains an employee stock purchase plan (“ESPP”) for its employees. Under the ESPP, all eligible employees may contribute up to 10% of their base compensation, up to a maximum contribution of $10 per year. The purchase price of the stock is 90% of the fair market value, with purchases executed on a quarterly basis. The plan is defined as compensatory, and accordingly, a charge for compensation expense is recorded to selling, general and administrative expense for the difference between the fair market value and the discounted purchase price of the Company’s Stock. During the three months ended April 29, 2017, 4,507 shares of common stock were issued under the ESPP. During the three months ended April 30, 2016, the activity under the ESPP was not significant.

Stock Options

A summary of stock option activity for both employees and non-employees for the three months ended April 29, 2017 is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 28, 2017	2,258,787	$4.53	8.9	$—
Granted	37,500	$2.76
Exercised	—	$—
Forfeited or expired	(205,421)	$4.17
Outstanding at April 29, 2017	2,090,866	$4.53	8.7	$—

Vested and exercisable at April 29, 2017	686,634	$4.27	8.6	$—

Of the above outstanding shares, 1,404,232 are expected to vest.

As permitted by new accounting guidance that became effective for the Company on January 29, 2017, the Company has elected to account for forfeitures as they occur, which resulted in an increase of $84 to accumulated deficit within the Condensed Consolidated Balance Sheet.

Restricted Stock Units

A summary of restricted stock unit activity for the three months ended April 29, 2017 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Nonvested restricted stock units at January 28, 2017	107,812	$6.56
Granted	—	$—
Vested	(1,105)	$23.20
Forfeited	—	$—
Nonvested restricted stock units at April 29, 2017	106,707	$6.38

Share-Based Compensation Expense

The Company recognized share-based compensation expense of $219 and $514, including income of $117 and expense of $335, respectively, related to non-employees, during the three months ended April 29, 2017 and April 30, 2016, respectively.

Note 7. Earnings Per Share

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

The following is a reconciliation of weighted average basic shares to weighted average diluted shares outstanding:

	Three Months Ended
	April 29,	April 30,
	2017	2016
Weighted-average shares—basic	49,428,259	38,002,774
Effect of dilutive equity securities	—	—
Weighted-average shares—diluted	49,428,259	38,002,774

Because the Company incurred a net loss for the three months ended April 29, 2017 and April 30, 2016, weighted-average basic shares and weighted-average diluted shares outstanding are equal for these periods.

For the three months ended April 29, 2017 and April 30, 2016, 2,215,401 and 854,428 options to purchase shares of the Company’s common stock, respectively, were excluded from the computation of weighted average shares for diluted earnings per share since the related exercise prices exceeded the average market price of the Company’s common stock and such inclusion would be anti-dilutive.

Note 8. Commitments and Contingencies

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

In addition, as described in Note 12 “Subsequent Events”, on May 5, 2017, a complaint was filed in the United States District Court for the Eastern District of New York on behalf of a putative class of the Company’s stockholders, naming the Company as well as Brendan Hoffman, the Company’s Chief Executive Officer, and David Stefko, the Company’s Executive Vice President, Chief Financial Officer, as defendants.

Note 9. Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued guidance to simplify the accounting for goodwill impairment. The guidance removes “step two” of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The guidance is effective for interim and annual impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company adopted this guidance on January 29, 2017.

In March 2016, the FASB issued guidance regarding share-based compensation, to simplify the accounting for share-based payment transactions, including accounting for forfeitures, income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This guidance is effective for interim and annual periods beginning after December 15, 2016. The Company adopted the new guidance on January 29, 2017. Upon adoption, excess tax benefits and deficiencies from share-based compensation are recognized as income tax expense or benefit in the statement of operations as discrete items in the reporting period in which they occur, regardless of whether the benefit reduces taxes payable in the current period. As a result of the adoption of this guidance, the Company recognized an increase of $2,350 to deferred tax assets related to net operating loss carryforwards for the excess tax benefits related to share-based compensation and also recognized an increase of an equal amount in the valuation allowance against such increase of deferred tax assets. As permitted by the new guidance, the Company elected to account for forfeitures as they occur which resulted in an increase of $84 to the accumulated deficit within the Condensed Consolidated Balance Sheet. The remaining provisions of the new guidance did not have a material effect on the Company’s condensed consolidated financial statements.

In November 2015, the FASB issued new guidance on the balance sheet classification of deferred taxes, which requires entities to classify deferred tax assets and liabilities as noncurrent in the consolidated balance sheet. Currently, deferred tax assets and liabilities must be classified as current or noncurrent amounts in the consolidated balance sheet. This guidance is effective for financial statements issued for interim and annual periods beginning after December 15, 2016. The Company adopted the new guidance on January 29, 2017 and, as a result of the full valuation allowance previously recorded against the Company’s deferred tax assets, it did not have a material effect on the Company’s Condensed Consolidated Balance Sheet.

In July 2015, the FASB issued new guidance on accounting for inventory, which requires entities to measure inventory at the lower of cost and net realizable value. This guidance is effective for interim and annual periods beginning on or after December 15, 2016. The Company adopted the new guidance on January 29, 2017 and it did not have a material impact on the Company’s condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

In November 2016, the FASB issued guidance that requires the statement of cash flows to explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The guidance is effective for interim and annual periods beginning after December 15, 2017 using a retrospective transition method to each period presented. Early adoption is permitted, including adoption in an interim period. This new guidance is not expected to have a material impact on the Company’s Condensed Consolidated Statement of Cash Flows.

In August 2016, the FASB issued guidance which clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. The guidance is effective for interim and annual periods beginning after December 15, 2017 and must be applied using a retrospective transition method to each period presented. The Company is currently evaluating the impact of adopting this guidance on its Condensed Consolidated Statement of Cash Flows.

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

The accounting policies of the Company’s reportable segments are consistent with those described in Note 1 to the audited Consolidated Financial Statements of VHC for the fiscal year ended January 28, 2017 included in the 2016 Annual Report on Form 10-K. Unallocated corporate expenses are comprised of selling, general, and administrative expenses attributable to corporate and administrative activities (such as marketing, design, finance, information technology, legal and human resource departments), and other charges that are not directly attributable to the Company’s reportable segments. Unallocated corporate assets are comprised of the carrying values of the Company’s goodwill and tradename, deferred tax assets, and other assets that will be utilized to generate revenue for both of the Company’s reportable segments.

Summary information for the Company’s reportable segments is presented below.

	Three Months Ended
	April 29,	April 30,
(in thousands)	2017	2016
Net Sales:
Wholesale	$35,407	$44,776
Direct-to-consumer	22,638	22,869
Total net sales	$58,045	$67,645
Income (loss) from Operations:
Wholesale	$8,966	$10,274
Direct-to-consumer	(1,302)	1,677
Subtotal	7,664	11,951
Unallocated corporate expenses	(15,857)	(15,499)
Total loss from operations	$(8,193)	$(3,548)

Note 11. Related Party Transactions

Shared Services Agreement

In connection with the consummation of the Company’s IPO on November 27, 2013, Vince, LLC entered into a Shared Services Agreement with Kellwood (the “Shared Services Agreement”), pursuant to which Kellwood would provide support services in various areas. As of the end of fiscal 2016 the Company completed the transition of all functions and systems from Kellwood to the Company’s own systems or processes as well as to third-party service providers. In connection with the Kellwood Sale, the Shared Services Agreement was contributed to St. Louis, LLC. St. Louis, LLC continues to provide minor transitional services relating to historical records and legacy functions, which the Company is in the process of winding down. The Shared Services Agreement will terminate automatically upon the termination of all services provided thereunder. After termination of the agreement, St. Louis, LLC will have no obligation to provide any services to the Company.

The Company is invoiced monthly for the services provided under the Shared Services Agreement and generally is required to pay within 15 business days of receiving such invoice. The payments can be trued-up and can be disputed once each fiscal quarter. For the three months ended April 29, 2017 and April 30, 2016 the Company recognized $56 and $2,178, respectively, of expense within the Condensed Consolidated Statements of Operations for services provided under the Shared Services Agreement. As of April 29, 2017, the Company has recorded $96 in Other accrued expenses to recognize amounts payable under the Shared Services Agreement.

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

As of April 29, 2017, the Company’s total obligation under the Tax Receivable Agreement is estimated to be $140,618, of which $2,788 is included as a component of Other accrued expenses and $137,830 is included as a component of Other liabilities on the Condensed Consolidated Balance Sheet. The tax benefit payment, plus accrued interest, with respect to the 2016 taxable year is expected to be paid in the fourth quarter of 2017. The Tax Receivable Agreement expires on December 31, 2023.

Rights Offering Commitment Letter

On May 18, 2017, the Company received a Rights Offering Commitment Letter from Sun Fund V that provides the Company with an amount equal to $30,000 of cash proceeds (the “Contribution Obligation”) in the event that the Company commences a Rights Offering. Such Contribution Obligation will be reduced by any proceeds received from the Rights Offering. The Company is required, simultaneously with the funding of the Contribution Obligation by Sun Fund V, or one or more of its affiliates, to issue to Sun Fund V or one or more of its affiliates the applicable number of shares of the Company’s common stock at the price per share at which participants in the Rights Offering are entitled to purchase shares of common stock, which price will be mutually agreed between the Company and Sun Fund V and approved by the members of the Company’s board of directors that are not employed by or affiliated with the Company or Sun Fund V. The funding of the Contribution Obligation, and the issuance of the shares of common stock by the Company, will be made pursuant to an investment agreement in substantially the same form as the investment agreement, dated March 15, 2016, by and among Sun Cardinal, LLC, SCSF Cardinal, LLC and the Company, with any modifications thereto as may be mutually agreed between Sun Fund V and the Company. There will be no commitment fee due to Sun Fund V from the Company in connection with the Contribution Obligation. Sun Fund V’s obligations under the Rights Offering Commitment Letter are subject to (i) the Company entering into an amendment to its existing senior secured term loan facility that is acceptable to Sun Fund V in its sole discretion, (ii) no default or event of default having occurred under the Company’s Term Loan Facility or Revolving Credit Facility, unless promptly cured or reasonably expected to be promptly cured by the Company and (iii) no circumstance existing that has had or would reasonably be expected to have, individually or in the aggregate, a material adverse effect on the Company and its subsidiaries taken as a whole. Sun Fund V’s obligations under the Rights Offering Commitment Letter terminate upon the earliest to occur of (A) the consummation of the Rights Offering whereby the Company receives proceeds equal to or exceeding $30,000, (B) 11:59 p.m. New York City time on June 30, 2017 if the Rights Offering has not commenced by such time (which date to be extended by 45 days in the event the Company’s registration statement relating to the Rights Offering is reviewed by the SEC) , (C) 11:59 p.m. New York City time on August 1, 2017 (which date to be extended by 45 days in the event the Company’s registration statement relating to the Rights Offering is reviewed by the SEC), and (D) the date Sun Fund V, or its affiliates, fund the Contribution Obligation.

As of May 19, 2017, affiliates of Sun Fund V collectively beneficially owned approximately 58% of the Company’s outstanding common stock.

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

During the three months ended April 29, 2017 and April 30, 2016, the Company incurred expenses of $6 and $25, respectively, under the Sun Capital Consulting Agreement.

Note 12. Subsequent Events

Litigation

On May 5, 2017, a complaint was filed in the United States District Court for the Eastern District of New York on behalf of a putative class of the Company’s stockholders, naming the Company as well as Brendan Hoffman, the Company’s Chief Executive Officer, and David Stefko, the Company’s Executive Vice President, Chief Financial Officer, as defendants. The complaint, brought on behalf of all persons who purchased the Company’s common stock between December 8, 2016 and April 27, 2017, generally alleges that the Company and the named officers made false and/or misleading statements and/or failed to disclose matters relating to the transition of its ERP systems from Kellwood. The complaint brings causes of action for violations of Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) against the Company and the two named officers and for violations of Section 20(a) of the Exchange Act against the two named officers. The complaint seeks unspecified monetary damages and unspecified costs and fees.

The Company currently believes that the likelihood of an unfavorable judgment arising from this matter is remote based on the information currently available and that the ultimate resolution of this matter will not have a material adverse effect on the Company’s net income, financial condition or liquidity in a future period. However, given the inherent unpredictability of litigation and the fact that this litigation is still in its very early stages, the Company is unable to predict with certainty the outcome of this litigation or reasonably estimate a possible loss or range of loss associated with this litigation at this time. In addition, the Company will be required to expend resources to defend this matter.

Rights Offering Commitment Letter

On May 18, 2017, the Company received a Rights Offering Commitment Letter from Sun Fund V that provides the Company with an amount equal to $30,000 of cash proceeds in the event that the Company conducts a Rights Offering, subject to certain terms and conditions. See Note 11 “Related Party Transactions” for further information.

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

For purposes of this report on Form 10-Q, “Vince,” the “Company,” “we,” and “our,” refer to Vince Holding Corp. (“VHC”) and our wholly owned subsidiaries, including Vince Intermediate Holding (“Vince Intermediate”), LLC and Vince, LLC. References to “Kellwood” refer, as applicable, to Kellwood Holding, LLC and its consolidated subsidiaries (including Kellwood Company, LLC) or the operations of the non-Vince businesses after giving effect to the restructuring transactions (the “Restructuring Transactions”) that were completed in connection with our initial public offering (the “IPO”) on November 27, 2013 and prior to the Kellwood Sale.

This discussion contains forward-looking statements involving risks, uncertainties and assumptions that could cause our results to differ materially from expectations. For a discussion of the risks facing our business see “Item 1A—Risk Factors” of this report on Form 10-Q as well as in our 2016 Annual Report on Form 10-K.

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

As of April 29, 2017, our products are sold at 2,311 doors through our wholesale partners in the U.S. and international markets and we operated 54 retail stores, including 40 full price stores and 14 outlet stores, throughout the United States.

The following is a summary of highlights during the three months ended April 29, 2017:

•	Our net sales totaled $58,045, reflecting a 14.2% decrease compared to prior year net sales of $67,645.
•	Our wholesale net sales decreased 20.9% to $35,407 and our direct-to-consumer net sales decreased 1.0% to $22,638. Comparable sales including e-commerce declined 5.7% compared to last year.
•

We incurred $1,643 of costs associated with the remediation and optimization of the systems implemented in the prior year. Additionally, in the prior year we incurred $2,622 strategic investment costs related to (i) the migration of our distribution facilities to a new third party service provider; (ii) the realignment of our supplier base; (iii) the transition of information technology systems and infrastructure in-house from Kellwood; (iv) the estimated impact of our strategic decision regarding handbags; and (v) our brand update initiatives.

•	Net loss for the quarter was $9,290, or $0.19 per share, compared to a net loss of $1,924, or $0.05 per share, in the prior year first quarter.
•

As of April 29, 2017, we had $66,136 of total debt principal outstanding, comprised of $45,000 outstanding under our Term Loan Facility and $21,136 outstanding on our Revolving Credit Facility, as well as $15,391 of cash and cash equivalents.

Results of Operations

The following table presents, for the periods indicated, our operating results as a percentage of net sales, as well as earnings per share data:

	Three Months Ended
	April 29, 2017		April 30, 2016
		% of Net		% of Net
	Amount	Sales	Amount	Sales
(in thousands, except share data, store and door counts and percentages)
Statements of Operations:
Net sales	$58,045	100.0%	$67,645	100.0%
Cost of products sold	32,454	55.9%	39,387	58.2%
Gross profit	25,591	44.1%	28,258	41.8%
Selling, general and administrative expenses	33,784	58.2%	31,806	47.0%
Loss from operations	(8,193)	(14.1)%	(3,548)	(5.2)%
Interest expense, net	1,044	1.8%	881	1.3%
Other expense, net	1	0.0%	160	0.3%
Loss before income taxes	(9,238)	(15.9)%	(4,589)	(6.8)%
Provision (benefit) for income taxes	52	0.1%	(2,665)	(4.0)%
Net loss	$(9,290)	(16.0)%	$(1,924)	(2.8)%
Loss per share:
Basic loss per share	$(0.19)		$(0.05)
Diluted loss per share	$(0.19)		$(0.05)
Other Operating and Financial Data:
Total wholesale doors at end of period	2,311		2,345
Total stores at end of period	54		51
Comparable sales growth (1) (2)	-5.7%		-12.3%

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

Three Months Ended April 29, 2017 Compared to Three Months Ended April 30, 2016

Net sales for the three months ended April 29, 2017 were $58,045, decreasing $9,600, or 14.2%, versus $67,645 for the three months ended April 30, 2016. Net sales by reportable segment are as follows:

	Three Months Ended
	April 29,	April 30,
(in thousands)	2017	2016
Wholesale	$35,407	$44,776
Direct-to-consumer	22,638	22,869
Total net sales	$58,045	$67,645

Net sales from our Wholesale segment decreased $9,369, or 20.9%, to $35,407 in the three months ended April 29, 2017 from $44,776 in the three months ended April 30, 2016, primarily driven by a reduction in full-price orders as a result of management’s decision to eliminate the summer delivery in the first quarter of 2017.

Net sales from our Direct-to-consumer segment decreased $231, or 1.0%, to $22,638 in the three months ended April 29, 2017 from $22,869 in the three months ended April 30, 2016. Non-comparable sales contributed $1,024 of sales growth, which was more than offset by a decline in comparable sales of $1,255, or 5.7%, including e-commerce, reflecting a decrease in average order value. Since April 30, 2016, three new stores have opened, bringing our total retail store count to 54 as of April 29, 2017, compared to 51 as of the end of the prior year period.

Gross profit decreased 9.4% to $25,591 for the three months ended April 29, 2017 versus $28,258 in the prior year first quarter. As a percentage of sales, gross margin was 44.1%, compared with 41.8% in the prior year first quarter. The total gross margin rate increase was primarily driven by the following factors:

•

The favorable net impact from reduced discounts from the liquidation of excess inventory in the first quarter of fiscal 2016 which was partly offset by higher allowances contributed approximately 250 basis points of improvement;

•	The favorable change in channel mix contributed approximately 150 basis points of improvement; and
•	The unfavorable impact from higher supply chain costs contributed negatively by approximately 200 basis points.

Selling, general and administrative (“SG&A”) expenses for the three months ended April 29, 2017 were $33,784, increasing $1,978, or 6.2%, versus $31,806 for the three months ended April 30, 2016. SG&A expenses as a percentage of sales were 58.2% and 47.0% for the three months ended April 29, 2017 and April 30, 2016, respectively. As we continue to invest in initiatives that we believe will drive future growth, our SG&A expenses as a percentage of sales have deleveraged. The increase in SG&A expenses compared to the prior fiscal year period is primarily due to:

•	$1,643 of increased costs associated with the remediation and optimization of the systems implemented in the prior year;
•	Increased product development costs of $852;
•	Increased costs associated with new stores of $762;
•	Increased marketing and advertising expenses of $699; and
•	Increased depreciation and amortization expenses of $365.

The above increases were partially offset by:

•

A decrease in strategic investments of $1,349 related to costs incurred in the prior year related to the realignment of our supplier base, the transition of the information technology systems and infrastructure in-house from Kellwood, severance and other costs related to handbags and costs related to our brand update initiatives;

•	Decreased compensation and benefits of approximately $1,300 primarily related to a decrease in incentive compensation; and
•	Decreased consulting and temporary labor costs of approximately $700 primarily driven by costs incurred in the prior year associated with the consulting agreements with our co-founders.

Loss from operations by segment for the three months ended April 29, 2017 and April 30, 2016 is summarized in the following table:

	Three Months Ended
	April 29,	April 30,
	2017	2016
(in thousands)
Wholesale	$8,966	$10,274
Direct-to-consumer	(1,302)	1,677
Subtotal	7,664	11,951
Unallocated corporate expenses	(15,857)	(15,499)
Total loss from operations	$(8,193)	$(3,548)

Operating income from our Wholesale segment decreased $1,308, or 12.7%, to $8,966 in the three months ended April 29, 2017 from $10,274 in the three months ended April 30, 2016. This decrease was primarily driven by the sales volume decrease discussed above.

Operating income from our Direct-to-consumer segment decreased $2,979, or 177.6%, to an operating loss of $1,302 in the three months ended April 29, 2017 from operating income of $1,677 in the three months ended April 30, 2016. The decrease resulted primarily from the impact of higher SG&A expenses associated with increased staffing and occupancy costs and higher digital marketing and advertising expenses, as well as a decrease in gross profit.

Unallocated corporate expenses are comprised of SG&A expenses attributable to corporate and administrative activities (such as marketing, design, finance, information technology, legal and human resources departments), and other charges that are not directly attributable to our reportable segments.

Interest expense increased $163, or 18.5%, to $1,044 in the three months ended April 29, 2017 from $881 in the three months ended April 30, 2016.

Other expense, net decreased $159, or 99.4%, to $1 in the three months ended April 29, 2017 from $160 in the three months ended April 30, 2016.

Provision (benefit) for income taxes for the three months ended April 29, 2017 was $52 as compared to a benefit of $2,665 for the three months ended April 30, 2016. Our effective tax rate on pretax loss for the three months ended April 29, 2017 and April 30, 2016 was 0.6% and 58.1%, respectively. The effective tax rate for the three months ended April 29, 2017 differed from the U.S. statutory rate of 35% primarily due to the impact of the valuation allowance established against our deferred tax assets partly offset by state taxes. The effective tax rate for the three months ended April 30, 2016 differed from the U.S. statutory rate of 35% primarily due to the impact of certain non-deductible executive compensation costs as well as state taxes.

Liquidity and Capital Resources

Our sources of liquidity are cash and cash equivalents, cash flows from operations, if any, borrowings available under the Revolving Credit Facility and our ability to access capital markets. Our primary cash needs are funding working capital requirements, meeting our debt service requirements, paying amounts due under the Tax Receivable Agreement and capital expenditures for new stores and related leasehold improvements. The most significant components of our working capital are cash and cash equivalents, accounts receivable, inventories, accounts payable and other current liabilities. In accordance with new accounting guidance that became effective for fiscal 2016, management has concluded there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. See Note 1 “Description of Business and Basis of Presentation — (C) Sources and Uses of Liquidity” within the notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional details. In addition, see Part I. Item 1A. “Risk Factors” included in the 2016 Annual Report on Form 10-K.

During April 2017, the Company utilized $6,241 of the funds held by VHC to make a Specified Equity Contribution, as defined under the Term Loan Facility, in connection with the calculation of the Consolidated Net Total Leverage Ratio under the Term Loan Facility as of January 28, 2017 so that the Consolidated Net Total Leverage Ratio would not exceed 3.25 to 1.00. In addition, during May and June 2017, the Company utilized $11,831 of the funds held by Vince Holding Corp. to make a Specified Equity Contribution in connection with the calculation of the Consolidated Net Total Leverage Ratio under the Term Loan Facility as of April 29, 2017 so that the Consolidated Net Total Leverage Ratio would not exceed 3.25 to 1.00. As of June 8, 2017, Vince Holding Corp. retains $3,173 of funds.

Additionally, in order to increase availability under the Revolving Credit Facility, on March 6, 2017, Vince, LLC entered into a side letter (the “Letter”) with BofA, as administrative agent and collateral agent under the Revolving Credit Facility which temporarily modified the covenant that requires that at any point when “Excess Availability” is less than the greater of (i) 15% of the adjusted loan cap (without giving effect to item (iii) of the loan cap described below) or (ii) $10,000, and continuing until Excess Availability exceeds the greater of such amounts for 30 consecutive days, during which time, we must maintain a consolidated EBITDA (as defined in the Revolving Credit Facility) equal to or greater than $20,000 measured at the end of each applicable fiscal month for the trailing twelve-month period. The Letter provided that during the period from March 6, 2017 until and through April 30, 2017, the respective thresholds included in the definitions of “Covenant Compliance Event” and “Trigger Event” under the Revolving Credit Facility were temporarily modified to be the greater of (a) 12.5% of the Adjusted Loan Cap (as defined under the Revolving Credit Facility) and (b) $5,000. On April 14, 2017, Vince, LLC and BofA amended and restated the Letter in its entirety (the “Amended Letter”). The Amended Letter provides that during the period from April 13, 2017 until and through July 31, 2017 (the “Letter Period”), the respective thresholds included in the definitions of “Covenant Compliance Event” and “Trigger Event” in the Revolving

Credit Facility continue to be temporarily modified to be the greater of (a) 12.5% of the Adjusted Loan Cap (as defined in the Revolving Credit Facility) and (b) $5,000. The Amended Letter further provides that during the Letter Period, so long as the Company’s cash is held in a deposit account of the Company maintained with BofA (the “BofA Account”), the Company may include in the Borrowing Base (i) up to $10,000 of such cash after April 13, 2017 through May 31, 2017 and (ii) up to $5,000 of such cash after May 31, 2017 through July 31, 2017. During the Letter Period, to the extent that the cash and cash equivalents held by the Loan Parties at the close of business on any given day exceeds $1,000 (excluding amounts in the BofA Account and certain other excluded accounts, as well as amounts equal to all undrawn checks and ACH issued in the ordinary course of business for payroll, rent and other accounts payable needs), Vince shall use any such cash in excess of $1,000 to repay the loans under the Revolving Credit Facility. Additionally, the Company is currently subject to a commercial finance examination as per the terms of the Letter, which could potentially result in future changes to the availability under the Revolving Credit Facility.

On May 18, 2017, the Company received a Rights Offering Commitment Letter from Sun Capital Partners V, L.P. (“Sun Fund V”) that provides the Company with an amount equal to $30,000 of cash proceeds (the “Contribution Obligation”) in the event that the Company commences a rights offering of its common stock to its stockholders (a “Rights Offering”). Such Contribution Obligation will be reduced by any proceeds received from the Rights Offering. The Company is required, simultaneously with the funding of the Contribution Obligation by Sun Fund V, or one or more of its affiliates, to issue to Sun Fund V or one or more of its affiliates the applicable number of shares of the Company’s common stock at the price per share at which participants in the Rights Offering are entitled to purchase shares of common stock, which price will be mutually agreed between the Company and Sun Fund V and approved by the members of the Company’s board of directors that are not employed by or affiliated with the Company or Sun Fund V. The funding of the Contribution Obligation, and the issuance of the shares of common stock by the Company, will be made pursuant to an investment agreement in substantially the same form as the investment agreement, dated March 15, 2016, by and among Sun Cardinal, LLC, SCSF Cardinal, LLC and the Company, with any modifications thereto as may be mutually agreed between Sun Fund V and the Company. There will be no commitment fee due to Sun Fund V from the Company in connection with the Contribution Obligation. Sun Fund V’s obligations under the Rights Offering Commitment Letter are subject to (i) the Company entering into an amendment to its existing senior secured term loan facility that is acceptable to Sun Fund V in its sole discretion, (ii) no default or event of default having occurred under the Company’s Term Loan Facility or Revolving Credit Facility, unless promptly cured or reasonably expected to be promptly cured by the Company and (iii) no circumstance existing that has had or would reasonably be expected to have, individually or in the aggregate, a material adverse effect on the Company and its subsidiaries taken as a whole. Sun Fund V’s obligations under the Rights Offering Commitment Letter terminate upon the earliest to occur of (A) the consummation of the Rights Offering whereby the Company receives proceeds equal to or exceeding $30,000, (B) 11:59 p.m. New York City time on June 30, 2017 if the Rights Offering has not commenced by such time (which date to be extended by 45 days in the event the Company’s registration statement relating to the Rights Offering is reviewed by the Securities and Exchange commission (the “SEC”)) , (C) 11:59 p.m. New York City time on August 1, 2017 (which date to be extended by 45 days in the event the Company’s registration statement relating to the Rights Offering is reviewed by the SEC), and (D) the date Sun Fund V, or its affiliates, fund the Contribution Obligation.

Operating Activities

	For the three months ended
(in thousands)	April 29, 2017	April 30, 2016
Operating activities
Net loss	$(9,290)	$(1,924)
Add (deduct) items not affecting operating cash flows:
Depreciation and amortization	2,415	1,902
Provision for inventories	—	388
Deferred rent	(225)	428
Deferred income taxes	—	(2,714)
Share-based compensation expense	219	514
Other	162	129
Changes in assets and liabilities:
Receivables, net	(9,956)	(7,752)
Inventories	6,316	12,821
Prepaid expenses and other current assets	1,942	(1,414)
Accounts payable and accrued expenses	(11,352)	(34,391)
Other assets and liabilities	18	17
Net cash used in operating activities	$(19,751)	$(31,996)

Net cash used in operating activities during the three months ended April 29, 2017 was $19,751, which consisted of a net loss of $9,290, impacted by non-cash items of $2,571 and cash used in working capital of $13,032. Net cash used in working capital primarily resulted from a cash outflow in accounts payable and accrued expenses of $11,352 due to the timing of payments to vendors and a cash outflow of $9,956 in receivables, net primarily driven by the timing of collections.

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

Investing Activities

	For the three months ended
(in thousands)	April 29, 2017	April 30, 2016
Investing activities
Payments for capital expenditures	$(1,785)	$(3,709)
Net cash used in investing activities	$(1,785)	$(3,709)

Net cash used in investing activities of $1,785 during the three months ended April 29, 2017 represents capital expenditures primarily related to the investment in our retail store build-outs, including leasehold improvements and store fixtures and our new systems.

Net cash used in investing activities of $3,709 during the three months ended April 30, 2016 represents capital expenditures related primarily to retail store build-outs, including leasehold improvements and store fixtures, as well as expenditures for our shop-in-shop spaces operated by certain distribution partners and the investment in our new ERP systems and related infrastructure.

Financing Activities

	For the three months ended
(in thousands)	April 29, 2017	April 30, 2016
Financing activities
Proceeds from borrowings under the Revolving Credit Facility	$121,083	$46,073
Repayment of borrowings under the Revolving Credit Facility	(105,147)	(61,073)
Proceeds from common stock issuance, net of transaction costs	—	63,883
Proceeds from stock option exercises and issuance of common stock under employee stock purchase plan	13	2,155
Net cash provided by financing activities	$15,949	$51,038

Net cash provided financing activities was $15,949 during the three months ended April 29, 2017, primarily consisting of $15,936 of net proceeds from borrowings under our Revolving Credit Facility.

Net cash used in financing activities was $51,038 during the three months ended April 30, 2016, primarily consisting of $63,883 of net proceeds received from the issuance of common stock in connection with the rights offering completed during the three months ended April 30, 2016, partially offset by $15,000 of net repayments of borrowings under our Revolving Credit Facility.

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

The Revolving Credit Facility contains a covenant that, at any point when “Excess Availability” is less than the greater of (i) 15% of an adjusted loan cap (without giving effect to item (iii) of the loan cap described above) or (ii) $10,000, and continuing until Excess Availability exceeds the greater of such amounts for 30 consecutive days, during which time, Vince, LLC must maintain a consolidated EBITDA (as defined in the Revolving Credit Facility) equal to or greater than $20,000 measured at the end of each applicable fiscal month for the trailing twelve-month period. As of April 29, 2017, the Company was not subject to this covenant as Excess Availability was greater than the required minimum. Additionally, in order to increase availability under the Revolving Credit Facility, on March 6, 2017, Vince, LLC entered into a side letter (the “Letter”) with BofA, as administrative agent and collateral agent under the Revolving Credit Facility which temporarily modified the covenant discussed above. The Letter provided that during the period from March 6, 2017 until and through April 30, 2017, the respective thresholds included in the definitions of “Covenant Compliance Event” and “Trigger Event” under the Revolving Credit Facility were temporarily modified to be the greater of (a) 12.5% of the Adjusted Loan Cap (as defined in the Revolving Credit Facility) and (b) $5,000. On April 14, 2017, Vince, LLC and BofA amended and restated the Letter in its entirety (the “Amended Letter”). The Amended Letter provides that during the period from April 13, 2017 until and through July 31, 2017 (the “Letter Period”), the respective thresholds included in the definitions of “Covenant Compliance Event” and “Trigger Event” in the Revolving Credit Facility continue to be temporarily modified to be the greater of (a) 12.5% of the Adjusted Loan Cap (as defined in the Revolving Credit Facility) and (b) $5,000. The Amended Letter further provides that during the Letter Period, so long as the Company’s cash is held in a deposit account of the Company maintained with BofA (the “BofA Account”), the Company may include in the Borrowing Base (i) up to $10,000 of such cash after April 13, 2017 through May 31, 2017 and (ii) up to $5,000 of such cash after May 31, 2017 through July 31, 2017. During the Letter Period, to the extent that the cash and cash equivalents held by the Loan Parties at the close of business on any given day exceeds $1,000 (excluding amounts in the BofA Account and certain other excluded accounts, as well as amounts equal to all undrawn checks and ACH issued in the ordinary course of business for payroll, rent and other accounts payable needs), Vince shall use any such cash in excess of $1,000 to repay the loans under the Revolving Credit Facility.

The Revolving Credit Facility contains representations and warranties, other covenants and events of default that are customary for this type of financing, including limitations on the incurrence of additional indebtedness, liens, negative pledges, guarantees, investments, loans, asset sales, mergers, acquisitions, prepayment of other debt, the repurchase of capital stock, transactions with affiliates, and the ability to change the nature of the Company’s business or its fiscal year. The Revolving Credit Facility generally permits dividends in the absence of any event of default (including any event of default arising from the contemplated dividend), so long as (i) after giving pro-forma effect to the contemplated dividend, for the following six months Excess Availability will be at least the greater of 20% of the adjusted loan cap and $10,000 and (ii) after giving pro forma effect to the contemplated dividend, the “Consolidated Fixed Charge Coverage Ratio” for the 12 months preceding such dividend shall be greater than or equal to 1.0 to 1.0 (provided that the Consolidated Fixed Charge Coverage Ratio may be less than 1.0 to 1.0 if, after giving pro forma effect to the contemplated dividend, Excess Availability for the six fiscal months following the dividend is at least the greater of 35% of the adjusted loan cap and $15,000). As of April 29, 2017, we were in compliance with applicable financial covenants.

As of April 29, 2017, the availability under the Revolving Credit Facility was $15,134 net of the amended loan cap and there were $21,136 of borrowings outstanding and $7,474 of letters of credit outstanding under the Revolving Credit Facility. The weighted average interest rate for borrowings outstanding under the Revolving Credit Facility as of April 29, 2017 was 2.6%.

As of April 30, 2016, the availability on the Revolving Credit Facility was $43,685 and there were $0 of borrowings outstanding and $7,474 of letters of credit outstanding under the Revolving Credit Facility.

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

In addition, the Term Loan Facility contains customary representations and warranties, other covenants, and events of default, including but not limited to, limitations on the incurrence of additional indebtedness, liens, negative pledges, guarantees, investments, loans, asset sales, mergers, acquisitions, prepayment of other debt, the repurchase of capital stock, transactions with affiliates, and the ability to change the nature of the Company’s business or its fiscal year, and distributions and dividends. The Term Loan Facility generally permits dividends to the extent that no default or event of default is continuing or would result from the contemplated dividend and the pro forma Consolidated Net Total Leverage Ratio after giving effect to such contemplated dividend is at least 0.25 lower than the maximum Consolidated Net Total Leverage Ratio for such quarter in an amount not to exceed the excess available amount, as defined in the loan agreement. All obligations under the Term Loan Facility are guaranteed by VHC and any future material domestic restricted subsidiaries of Vince, LLC and secured by a lien on substantially all of the assets of VHC, Vince, LLC and Vince Intermediate and any future material domestic restricted subsidiaries. As of April 29, 2017, we were in compliance with applicable financial covenants. During May and June 2017, the Company utilized $11,831 of the funds held by VHC to make a Specified Equity Contribution, as defined under the Term Loan Facility, in connection with the calculation of the Consolidated Net Total Leverage Ratio under the Term Loan Facility as of April 29, 2017 so that the Consolidated Net Total Leverage Ratio would not exceed 3.25 to 1.00.

Through April 29, 2017, on an inception to date basis, we have made voluntary prepayments totaling $130,000 in the aggregate on the original $175,000 Term Loan Facility entered into on November 27, 2013 with no such prepayments made during the three months ended April 29, 2017. As of April 29, 2017, the Company had $45,000 of debt outstanding under the Term Loan Facility.

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

A summary of our critical accounting policies is included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2016 Annual Report on Form 10-K. As of April 29, 2017, there have been no material changes to the critical accounting policies contained therein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our principal market risk relates to interest rate sensitivity, which is the risk that changes in interest rates will reduce our net income or net assets. Our variable rate debt consists of borrowings under the Term Loan Facility and Revolving Credit Facility. Our current interest rate on the Term Loan Facility is based on the Eurodollar rate (subject to a 1.00% floor) plus an applicable margin of 4.75% to 5.00%. Our interest rate on the Revolving Credit Facility is based on the Eurodollar rate or the Base Rate (as defined in the Revolving Credit Facility) with applicable margins subject to a pricing grid based on excess availability. As of April 29, 2017, a one percentage point increase in the interest rate on our variable rate debt would result in additional interest expense of approximately $661 for the $66,136 of borrowings outstanding under the Term Loan Facility and Revolving Credit Facility as of such date, calculated on an annual basis.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of April 29, 2017.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting as described below.

As a result of the material weaknesses identified, we performed additional analysis, substantive testing and other post-closing procedures intended to ensure that our condensed consolidated financial statements were prepared in accordance with U.S. GAAP. Accordingly, management believes that the condensed consolidated financial statements and related notes thereto included in this

Quarterly Report on Form 10-Q fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows for the periods presented.

Material Weaknesses in Internal Control over Financial Reporting

As described in Management’s Report On Internal Control Over Financial Reporting in Item 9A of our Annual Report on Form 10-K for the year ended January 28, 2017, we did not design and implement effective control over risk assessment with regard to our processes and procedures commensurate with our financial reporting requirements, which deficiency was identified as a material weakness. Specifically, we did not maintain appropriate corporate governance and oversight, change management and system implementation controls intended to address the risks associated with the implementation of our ERP and payroll systems and to timely identify and appropriately mitigate such risk prior to transitioning to the new systems.

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

These material weaknesses could impact the effectiveness of IT-dependent controls (such as automated controls that address the risk of material misstatement to one or more assertions, along with the IT controls and underlying data that support the effectiveness of system-generated data and reports) and could result in misstatements potentially impacting all financial statement accounts and disclosures, which would not be prevented or detected.

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

Our goal is to implement these control improvements during fiscal 2017 and to fully remediate these material weaknesses by the end of 2017, subject to there being sufficient opportunities to conclude, through testing, that the implemented controls are operating effectively. Until the controls are remediated, we will continue to perform additional analysis, substantive testing and other post-closing procedures to ensure that our condensed consolidated financial statements are prepared in accordance with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

In connection with the remediation plan discussed above, the following changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended April 29, 2017:

•	The Company established an IT Steering Committee which adopted comprehensive information technology governance policies and procedures.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On May 5, 2017, a complaint was filed in the United States District Court for the Eastern District of New York on behalf of a putative class of our stockholders, naming us as well as Brendan Hoffman, our Chief Executive Officer, and David Stefko, our Executive Vice President, Chief Financial Officer, as defendants. The complaint, brought on behalf of all persons who purchased our common stock between December 8, 2016 and April 27, 2017, generally alleges that we and the named officers made false and/or misleading statements and/or failed to disclose matters relating to the transition of our ERP systems from Kellwood. The complaint brings causes of action for violations of Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) against us and the two named officers and for violations of Section 20(a) of the Exchange Act against the two named officers.  The complaint seeks unspecified monetary damages and unspecified costs and fees.

We currently believe that the likelihood of an unfavorable judgment arising from this matter is remote based on the information currently available and that the ultimate resolution of this matter will not have a material adverse effect on the Company’s business in a future period. However, given the inherent unpredictability of litigation and the fact that this litigation is still in its early stages, the Company is unable to predict with certainty the outcome of this litigation or reasonably estimate a possible loss or range of loss associated with this litigation at this time. In addition, the Company will be required to expend resources to defend this matter.

Additionally, we are a party to other legal proceedings, compliance matters and environmental claims that arise in the ordinary course of our business. Except as disclosed above and in our 2016 Annual Report on Form 10-K, we are not currently a party to any legal proceedings, compliance investigation or environmental claims that we believe would, individually or in the aggregate, have a material adverse effect on our financial position, results of operations, or cash flows although these proceedings and claims are subject to inherent uncertainties.

ITEM 1A. RISK FACTORS

The risk factors disclosed in the Company’s 2016 Annual Report on Form 10-K, in addition to the other information set forth in this report on Form 10-Q, could materially affect the Company’s business, financial condition or results. The Company’s risk factors have not changed materially from those disclosed in its 2016 Annual Report on Form 10-K other than the following:

We are currently not in compliance with the New York Stock Exchange's (“NYSE”) minimum share price requirement and market capitalization requirement, and we are at risk of NYSE delisting our common stock, which could materially impair the liquidity and value of our common stock.

Our common stock is currently listed on the NYSE. On May 17, 2017, we were notified by the NYSE that (i) the average closing price of our common stock had fallen below $1.00 per share over a period of 30 consecutive trading days, which is the minimum average share price required by NYSE and (ii) the average global market capitalization over a consecutive thirty trading-day period had fallen below $50 million at the same time our stockholders’ equity was less than $50 million. As a result, we are required to bring our share price and consecutive thirty trading-day average share price (as measured on the last trading day of any calendar month during the sixth month period following receipt of the NYSE notice (the “Notice”)) above $1.00 per share or NYSE will commence suspension and delisting procedures. In addition, if our common stock price remains below the $1.00 per share threshold and falls to the point where NYSE considers the stock price to be “abnormally low,” NYSE has the discretion to begin delisting procedures immediately.

We have submitted a letter to NYSE (the “Response Letter”), confirming the receipt of the Notice and our intent to cure the deficiencies. The Company must bring its share price and consecutive 30 trading-day average share price above $1.00 per share by November 17, 2017. The Company may regain compliance at any time during this six-month cure period if on the last trading day of any calendar month during such six-month cure period (i) the Company’s closing stock price is at least $1.00 per share and (ii) the Company's consecutive 30-trading day average closing stock price is at least $1.00 per share. The Company may also pursue corporate actions such as a reverse stock split, which would require the approval of a majority of the Company’s stockholders.

In addition, on or prior to July 1, 2017, the Company must send to NYSE a business plan that demonstrates compliance with the requirement to maintain a 30-trading day average market capitalization of at least $50 million or $50 million of stockholders’ equity within 18 months of receipt of the Notice. NYSE will review the business plan within 45 days of its submission and determine whether the Company has made reasonable demonstration of its ability to come into conformity with the relevant standards within such 18-month period. NYSE will either accept the plan, at which time the Company will be subject to ongoing quarterly monitoring for compliance with the business plan, or NYSE will reject the business plan, at which time the Company will be subject to suspension and delisting proceedings. The Company expects to submit such a business plan to NYSE as soon as practicable.

Pursuant to NYSE rules, the Company’s common stock will continue to be listed and traded on NYSE during the cure periods outlined above, subject to the Company’s compliance with other typical continued listing requirements. The current noncompliance with the standards described above does not affect the Company’s ongoing business operations or its reporting requirements with the SEC, nor does it trigger any violation of its material debt covenants or other obligations.

No assurance can be given that the Company will be able to regain compliance with these requirements or maintain compliance with the other continued listing requirements set forth in the NYSE Listed Company Manual. If the Company's common stock ultimately were to be suspended from trading and delisted for any reason, it could have adverse consequences including reduced trading liquidity of our common stock, lower demand and market price for our common stock, adverse publicity and a reduced interest in the Company from investors, analysts and other market participants. In addition, a suspension or delisting could impair the Company’s ability to raise additional capital through the public markets and the Company’s ability to attract and retain employees by means of equity compensation.

In accordance with the new accounting guidance that became effective for fiscal 2016, our management has concluded that there is substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued.

In accordance with the new accounting guidance that became effective for fiscal 2016, management has the responsibility to evaluate whether conditions and/or events raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. As required by this standard, management’s evaluation does not initially consider the potential mitigating effects of management’s plans that have not been fully implemented as of the date the financial statements are issued. As further discussed in Note 1 “Description of Business and Basis of Presentation — (C) Sources and Uses of Liquidity” to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, understanding the difficulties to project the current retail environment and as management’s plans to mitigate the substantial doubt have not been fully executed, our management has concluded there is substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. Our financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern depends on the execution of our plans to mitigate the substantial doubt that currently exists, including discussions with existing and prospective lenders and with our majority shareholder on additional financing options and actions to improve the capital structure of the Company and cost containment initiatives. While management believes that these plans are reasonably possible of occurring, it cannot predict with certainty the impact of various factors, including a challenging retail environment, on the Company’s business operations and financial results. Such impact could give rise to unanticipated capital needs that we may not be able to meet and/or result in our inability to service our existing debt or comply with the covenants therein. If such an event occurs, if we are unsuccessful in securing amendments to our existing debt agreements or other financing arrangement or otherwise improving our capital structure, we may be unable to meet our payment obligations as they become due and may be required to restructure our business. In addition, the inclusion of management’s conclusion described above has had and may continue to materially adversely affect the Company’s stock price and its relationships with its customers, vendors and other business partners.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

 None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1	Side Letter to Credit Agreement, dated as of March 6, 2017, by and among Vince, LLC, Vince Intermediate Holding, LLC, Vince Holding Corp. and Bank of America, N.A.

10.2	Side Letter to Credit Agreement, dated as of April 14, 2017, by and among Vince, LLC, Vince Intermediate Holding, LLC, Vince Holding Corp. and Bank of America, N.A.

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1	Financial Statements in XBRL Format

† Indicates exhibits that constitute management contracts or compensatory plans or arrangements

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ David Stefko David Stefko	Executive Vice President, Chief Financial Officer (as duly authorized officer and principal financial officer)	June 8, 2017