Form 10-Q
period 2017-07-29
VINCE HOLDING CORP.
filed 2017-09-07
CIK 1579157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 29, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Common Stock	Outstanding at August 31, 2017
Common Stock, $0.01 par value per share	49,477,262 shares

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

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, and any statements incorporated by reference herein, contains forward-looking statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements are indicated by words or phrases such as “may,” “will,” “should,” “believe,” “expect,” “seek,” “anticipate,” “intend,” “estimate,” “plan,” “target,” “project,” “forecast,” “envision” and other similar phrases. Although we believe the assumptions and expectations reflected in these forward-looking statements are reasonable, these assumptions and expectations may not prove to be correct and we may not achieve the results or benefits anticipated. These forward-looking statements are not guarantees of actual results, and our actual results may differ materially from those suggested in the forward-looking statements. These forward-looking statements involve a number of risks and uncertainties, some of which are beyond our control, including, without limitation: our ability to continue having the liquidity necessary to service our debt, meet contractual payment obligations (including under the Tax Receivable Agreement) and fund our operations; our ability to comply with the covenants under our term loan facility; our ability to continue as a going concern; our ability to successfully operate the newly implemented systems, processes and functions recently transitioned from Kellwood Company; our ability to remediate the identified material weaknesses in our internal control over financial reporting; our ability to regain compliance with the continued listing standards of the New York Stock Exchange; our ability to complete a potential rights offering; our ability to ensure the proper operation of the distribution facility by a third-party logistics provider recently transitioned from Kellwood; our ability to remain competitive in the areas of merchandise quality, price, breadth of selection and customer service; our ability to anticipate and/or react to changes in customer demand and attract new customers, including in connection with making inventory commitments; our ability to control the level of sales in the off-price channels; our ability to manage excess inventory in a way that will promote the long-term health of the brand; changes in consumer confidence and spending; our ability to maintain projected profit margins; unusual, unpredictable and/or severe weather conditions; the execution and management of our retail store growth plans, including the availability and cost of acceptable real estate locations for new store openings; the execution and management of our international expansion, including our ability to promote our brand and merchandise outside the U.S. and find suitable partners in certain geographies; our ability to expand our product offerings into new product categories, including the ability to find suitable licensing partners; our ability to successfully implement our marketing initiatives; our ability to protect our trademarks in the U.S. and internationally; our ability to maintain the security of electronic and other confidential information; serious disruptions and catastrophic events; changes in global economies and credit and financial markets; competition; our ability to attract and retain key personnel; commodity, raw material and other cost increases; compliance with domestic and international laws, regulations and orders; changes in laws and regulations; outcomes of litigation and proceedings and the availability of insurance, indemnification and other third-party coverage of any losses suffered in connection therewith; tax matters; and other factors as set forth from time to time in our Securities and Exchange Commission filings,  including those described in this report on Form 10-Q and our 2016 Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 28, 2017 (our “2016 Annual Report on Form 10-K”) under the heading “Item 1A—Risk Factors.” We intend these forward-looking statements to speak only as of the time of this report on Form 10-Q and do not undertake to update or revise them as more information becomes available, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data, unaudited)

	July 29,	January 28,
	2017	2017
Assets
Current assets:
Cash and cash equivalents	$3,803	$20,978
Trade receivables, net	18,939	10,336
Inventories, net	41,842	38,529
Prepaid expenses and other current assets	6,990	4,768
Total current assets	71,574	74,611
Property and equipment, net	40,494	42,945
Intangible assets, net	77,398	77,698
Goodwill	41,435	41,435
Other assets	2,537	2,791
Total assets	$233,438	$239,480

Liabilities and Stockholders' (Deficit) Equity
Current liabilities:
Accounts payable	$24,554	$37,022
Accrued salaries and employee benefits	4,642	3,427
Other accrued expenses	10,844	9,992
Total current liabilities	40,040	50,441
Long-term debt	72,040	48,298
Deferred rent	16,418	16,892
Other liabilities	137,830	137,830

Commitments and contingencies (Note 8)

Stockholders' (deficit) equity:
Common stock at $0.01 par value (100,000,000 shares authorized, 49,477,262 and 49,427,606 shares issued and outstanding at July 29, 2017 and January 28, 2017, respectively)	494	494
Additional paid-in capital	1,083,326	1,082,727
Accumulated deficit	(1,116,645)	(1,097,137)
Accumulated other comprehensive loss	(65)	(65)
Total stockholders' deficit	(32,890)	(13,981)
Total liabilities and stockholders' (deficit) equity	$233,438	$239,480

See notes to unaudited condensed consolidated financial statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data, unaudited)

	Three Months Ended		Six Months Ended
	July 29,	July 30,	July 29,	July 30,
	2017	2016	2017	2016
Net sales	$60,822	$60,702	$118,867	$128,347
Cost of products sold	35,266	33,315	67,720	72,702
Gross profit	25,556	27,387	51,147	55,645
Selling, general and administrative expenses	34,416	31,642	68,200	63,448
Loss from operations	(8,860)	(4,255)	(17,053)	(7,803)
Interest expense, net	1,276	1,005	2,320	1,886
Other expense, net	2	28	3	188
Loss before income taxes	(10,138)	(5,288)	(19,376)	(9,877)
(Benefit) provision for income taxes	(4)	(3,321)	48	(5,986)
Net loss	$(10,134)	$(1,967)	$(19,424)	$(3,891)
Loss per share:
Basic loss per share	$(0.20)	$(0.04)	$(0.39)	$(0.09)
Diluted loss per share	$(0.20)	$(0.04)	$(0.39)	$(0.09)
Weighted average shares outstanding:
Basic	49,449,717	48,968,760	49,438,988	43,485,767
Diluted	49,449,717	48,968,760	49,438,988	43,485,767

See notes to unaudited condensed consolidated financial statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(in thousands, unaudited)

	Three Months Ended		Six Months Ended
	July 29,	July 30,	July 29,	July 30,
	2017	2016	2017	2016
Net loss	$(10,134)	$(1,967)	$(19,424)	$(3,891)
Comprehensive loss	$(10,134)	$(1,967)	$(19,424)	$(3,891)

See notes to unaudited condensed consolidated financial statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands, unaudited)

	For the six months ended
	July 29, 2017	July 30, 2016
Operating activities
Net loss	$(19,424)	$(3,891)
Add (deduct) items not affecting operating cash flows:
Depreciation and amortization	4,891	3,985
Provision for inventories	—	1,238
Deferred rent	(480)	470
Deferred income taxes	—	(6,078)
Share-based compensation expense	483	745
Other	442	296
Changes in assets and liabilities:
Receivables, net	(8,603)	(11,640)
Inventories	(3,313)	657
Prepaid expenses and other current assets	(2,181)	(1,098)
Accounts payable and accrued expenses	(9,376)	(21,338)
Other assets and liabilities	(231)	59
Net cash used in operating activities	(37,792)	(36,595)
Investing activities
Payments for capital expenditures	(2,716)	(9,316)
Net cash used in investing activities	(2,716)	(9,316)
Financing activities
Proceeds from borrowings under the Revolving Credit Facility	149,998	78,270
Repayment of borrowings under the Revolving Credit Facility	(126,682)	(83,247)
Proceeds from common stock issuance, net of transaction costs	—	63,848
Proceeds from stock option exercises and issuance of common stock under employee stock purchase plan	32	2,157
Financing fees	(15)	—
Net cash provided by financing activities	23,333	61,028
(Decrease) increase in cash and cash equivalents	(17,175)	15,117
Cash and cash equivalents, beginning of period	20,978	6,230
Cash and cash equivalents, end of period	$3,803	$21,347

Supplemental Disclosures of Cash Flow Information
Cash payments on Tax Receivable Agreement obligation	$—	$22,258
Cash payments for interest	1,909	1,469
Cash payments for income taxes, net of refunds	—	249
Supplemental Disclosures of Non-Cash Investing and Financing Activities
Capital expenditures in accounts payable and accrued liabilities	29	644

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

The condensed consolidated financial statements include the Company’s accounts and the accounts of the Company’s wholly-owned subsidiaries as of July 29, 2017. All intercompany accounts and transactions have been eliminated. In the opinion of management, the financial statements contain all adjustments (consisting solely of normal recurring adjustments) and disclosures necessary to make the information stated therein not misleading. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or the fiscal year as a whole.

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

Since fiscal 2015 the Company made significant strategic decisions and investments to reset and support the future growth of the Vince brand. Management believes these significant investments are essential to the commitment to developing a strong foundation from which the Company can drive consistent profitable growth for the long term. In order to enhance the Company’s liquidity position in support of these investments, the Company performed the following actions:

•

During the three months ended April 30, 2016, the Company completed a rights offering (the “2016 Rights Offering”) and related Investment Agreement transactions, issuing an aggregate of 11,818,181 shares of its common stock for total gross proceeds of $65,000. The Company used a portion of the net proceeds received from the 2016 Rights Offering and related Investment Agreement to (1) repay the amount owed by the Company under the Tax Receivable Agreement with Sun Cardinal, for itself and as a representative of the other stockholders party thereto, for the tax benefit with respect to the 2014 taxable year including accrued interest, totaling $22,262, and (2) repay all then outstanding indebtedness, totaling $20,000, under the Revolving Credit Facility, allowing full borrowing capacity under this facility at that time.

•

To provide the Company with greater flexibility on certain debt covenants while it was executing brand reset strategies, the Company retained approximately $21,000 of proceeds from the 2016 Rights Offering and related Investment Agreement at Vince Holding Corp. to be utilized in the event a Specified Equity Contribution (as defined under the Term Loan Facility) was required under the Term Loan Facility. See Note 4 “Long-Term Debt and Financing Arrangements” for additional details. Any amounts contributed from Vince Holding Corp. as a Specified Equity Contribution could then be utilized for normal operating needs. During April 2017, the Company utilized $6,241 of the funds held by Vince Holding Corp. to make a Specified Equity Contribution in connection with the calculation of the Consolidated Net Total Leverage Ratio under the Term Loan Facility as of January 28, 2017 so that the Consolidated Net Total Leverage Ratio would not exceed 3.25 to 1.00. In addition, during May and June 2017, the Company utilized $11,831 of the funds held by Vince Holding Corp. to make Specified Equity Contributions in connection with the calculation of the Consolidated Net Total Leverage Ratio under the Term Loan Facility as of April 29, 2017 so that the Consolidated Net Total Leverage Ratio would not exceed 3.25 to 1.00. As of July 29, 2017, Vince Holding Corp. retained $3,175 of funds from the 2016 Rights Offering.

For the fiscal year ended January 28, 2017 and the quarter ended April 29, 2017, considering the historical sales performance of the Company, actions of lenders and certain vendors, and the difficulties to project the current retail environment, management had concluded that then existing conditions in the business raised substantial doubt about the Company’s ability to meet its financial obligations, specifically to comply with the Consolidated Net Total Leverage Ratio under its Term Loan Facility, and therefore continue as a going concern within one year after the date those financial statements were issued. The Company disclosed in its Annual Report on Form 10-K for the fiscal year ended January 28, 2017 and its Quarterly Report on Form 10-Q for the quarter ended April 29, 2017 a number of potential mitigating actions management was taking which could individually or in the aggregate alleviate the substantial doubt, however none of these actions had been executed at the time the applicable financial statements were issued and therefore could not be considered as mitigating events under the applicable accounting standards. During, and subsequent to the quarter ended July 29, 2017, management has executed the following:

•

In June 2017, the Company entered into a Waiver, Consent and First Amendment to the Term Loan Facility (the “Term Loan Amendment”) which, among other things, (i) waives the Consolidated Net Total Leverage Ratio (as defined in the Term Loan Facility) covenant for the test periods from July 2017 through and including April 2019; and (ii) requires, beginning with the payment due on or around January 2018, the Company to pay a quarterly amortization payment of $3,000 for such fiscal quarter and $2,000 for each fiscal quarter thereafter, provided that there is not less than $15,000 of “availability” under the Revolving Credit Facility on a pro forma basis immediately before and after giving effect to such amortization payment. See Note 4 “Long-Term Debt and Financing Arrangements” for additional details. The Term Loan Amendment becomes effective only upon the completion of the 2017 Rights Offering (as defined below) and the receipt of proceeds by the Company from the Sun Cardinal Investors (as defined below) pursuant to the related Investment Agreement.

•

In June 2017, the Company entered into an amendment under the Revolving Credit Facility which included increasing the borrowing base under the Revolving Credit Facility, therefore increasing availability under this Facility. See Note 4 “Long-Term Debt and Financing Arrangements” for additional details.

•

The Company began utilizing letters of credit issuable under the Revolving Credit Facility and in July 2017, Vince, LLC (“Vince”), an indirect wholly-owned subsidiary of the Company, entered into an agreement with Rebecca Taylor, Inc. relating to the purchase and resale of certain Vince branded finished goods in order to address recent demands from certain vendors for accelerated payment terms or prepayments as a condition to delivering finished goods to the Company. See Note 11 “Related Party Transactions” for additional details.

•

In August 2017, the Company entered into an Investment Agreement with Sun Cardinal, LLC and SCSF Cardinal, LLC (collectively, the “Sun Cardinal Investors”) and the Company commenced a rights offering (the “2017 Rights Offering”). The 2017 Rights Offering expired on August 30, 2017 and the Company received total subscriptions of

$21,976. The Company expects to receive such proceeds on or about September 8, 2017. Additionally, in accordance with the related Investment Agreement the Company expects to receive $8,024 on or about September 8, 2017. The Company will use a portion of the net proceeds received from the 2017 Rights Offering and related Investment Agreement to (1) repay $9,000 under the Company’s Term Loan Facility and (2) repay $15,000, under the Company’s Revolving Credit Facility. The Company intends to use the remaining net proceeds for general corporate purposes, which may include additional payments on the Company’s outstanding indebtedness. See Note 12 “Subsequent Events” for additional details.

Going forward, the Term Loan Amendment requires the Company to pay quarterly amortization payments beginning in January 2018 provided that there is not less than $15,000 of “availability” under the Revolving Credit Facility on a pro forma basis immediately before and after giving effect to such amortization payment. In accordance with the Term Loan Amendment, if the Company is unable to make the full amortization payment on any of the scheduled amortization payment dates, the Company may defer such payment for up to two fiscal quarters after such payment was due. Any subsequent payments made will first be applied to any previously outstanding amounts. Additionally, the Company is prohibited from making any payments on the Tax Receivable Agreement before the first amortization payment is made or if the Company is not current on any of the foregoing amortization payments. If the Company is unable to make the amortization payment after the permitted two fiscal quarter deferral, it may obtain a note from a third-party to repay such amount.  The note must meet certain terms and conditions as set forth in the Term Loan Amendment.

During the first and second quarters of 2017, certain vendors demanded accelerated payment terms or prepayments as a condition to delivering finished goods to the Company. In certain instances other vendors have required deposits or reserves. To address these concerns with inventory vendors, management entered into the agreement with Rebecca Taylor, and began utilizing letters of credit under the Revolving Credit Facility. Management continues to have active discussions with the inventory vendors and believes that these actions as well as the proceeds that will be received from the 2017 Rights Offering and related Investment Agreement, could allow the Company to get back to normal terms with its inventory vendors in the near future. The Company may also pursue engaging new alternative vendors with more favorable terms.

The Company has been subject to a commercial finance examination associated with the Revolving Credit Facility agreement. Additionally, beginning with the first quarter of fiscal 2017, certain reserves were placed on the Company’s borrowing capacity under the Revolving Credit Facility. While the examination has been completed, the Company is currently finalizing discussions with the lenders regarding the results of the audit, potential future changes to the availability under the Revolving Credit Facility, and the removal of those reserves.

As part of management’s plan of mitigating actions, management has engaged various consulting firms to assist with the pursuit of cost reduction initiatives in order to improve the Company’s financial performance. Certain initiatives from these efforts are complete, some are in process of being executed, and others are still being fully identified. Additionally, management has entered into limited distribution arrangements with Nordstrom, Inc. and Neiman Marcus Group LTD, which will take effect in fiscal 2018, in order to rationalize its department store distribution strategy which could improve profitability in the Wholesale segment in the future and to enable management to focus on other areas of growth for the brand, particularly in the Direct-to-consumer segment. The Company will also expand its product offerings with the launch of its home capsule collection during the third quarter of fiscal 2017 and the re-launch of its handbag collection during the fourth quarter of fiscal 2017. Management expects that the majority of the benefit from these cost savings and other strategic initiatives will not be fully realized until fiscal 2018.

Management believes that the above actions, once completed, could alleviate the substantial doubt regarding the Company’s ability to continue as a going concern one year from the date the financial statements are issued. Management expects to complete substantially all of these actions in the third quarter of 2017. See Part II. Item 1A. “Risk Factors” contained within this Quarterly Report on Form 10-Q for additional information.

Note 2. Goodwill and Intangible Assets

Net goodwill balances and changes therein by segment were as follows:

(in thousands)	Wholesale	Direct-to-consumer	Total Net Goodwill
Balance as of July 29, 2017	$41,435	$—	$41,435
Balance as of January 28, 2017	$41,435	$—	$41,435

The total carrying amount of goodwill for all periods presented was net of accumulated impairments of $69,253.

The following tables present a summary of identifiable intangible assets:

(in thousands)	Gross Amount	Accumulated Amortization	Accumulated Impairments	Net Book Value
Balance as of July 29, 2017
Amortizable intangible assets:
Customer relationships	$11,970	$(5,672)	$—	$6,298
Indefinite-lived intangible asset:
Tradename	101,850	—	(30,750)	71,100
Total intangible assets	$113,820	$(5,672)	$(30,750)	$77,398

(in thousands)	Gross Amount	Accumulated Amortization	Impairment Charge	Net Book Value
Balance as of January 28, 2017
Amortizable intangible assets:
Customer relationships	$11,970	$(5,372)	$—	$6,598
Indefinite-lived intangible asset:
Tradename	101,850	—	(30,750)	71,100
Total intangible assets	$113,820	$(5,372)	$(30,750)	$77,698

Amortization of identifiable intangible assets was $150 and $149 for the three months ended July 29, 2017 and July 30, 2016, respectively and $300 and $299 for the six months ended July 29, 2017 and July 30, 2016, respectively. The estimated amortization expense for identifiable intangible assets is $598 for each fiscal year for the next five fiscal years.

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

The Company did not have any non-financial assets or non-financial liabilities recognized at fair value on a recurring basis at July 29, 2017 or January 28, 2017. At July 29, 2017 and January 28, 2017, the Company believes that the carrying value of cash and cash equivalents, receivables and accounts payable approximates fair value, due to the short-term maturity of these instruments and would be measured using Level 1 inputs. The Company’s debt obligations with a carrying value of $73,516 as of July 29, 2017 are at variable interest rates and management estimates that the fair value of the Company’s outstanding debt obligations was approximately $66,000 based upon quoted prices in markets that are not active, which is considered a Level 2 input.

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

Note 4. Long-Term Debt and Financing Arrangements

Long-term debt consisted of the following:

	July 29,	January 28,
(in thousands)	2017	2017
Term Loan Facility	$45,000	$45,000
Revolving Credit Facility	28,516	5,200
Total long-term debt principal	73,516	50,200
Less: Deferred financing costs	1,476	1,902
Total long-term debt	$72,040	$48,298

Term Loan Facility

On November 27, 2013, in connection with the closing of the IPO and Restructuring Transactions, Vince, LLC and Vince Intermediate Holding, LLC, a direct subsidiary of VHC and the direct parent company of Vince, LLC (“Vince Intermediate”), entered into a $175,000 senior secured term loan facility (as amended from time to time, the “Term Loan Facility”) with the lenders party thereto, Bank of America, N.A. (“BofA”), as administrative agent, JP Morgan Chase Bank and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers, and Cantor Fitzgerald as documentation agent. The Term Loan Facility will mature on November 27, 2019. Vince, LLC and Vince Intermediate are borrowers (together, the “Borrowers”) and VHC is a guarantor under the Term Loan Facility.

On June 30, 2017, the Borrowers entered into a Waiver, Consent and First Amendment (the “Term Loan Amendment”) which, among other things, (i) waives the Consolidated Net Total Leverage Ratio (as defined in the Term Loan Facility) covenant (as described below) for the test periods from July 2017 through and including April 2019; (ii) requires the Borrowers, beginning with the payment due on or around January 2018, to pay a quarterly amortization payment of $3,000 for such fiscal quarter and $2,000 for each fiscal quarter thereafter, provided that there is not less than $15,000 of “availability” under the Revolving Credit Facility on a pro forma basis immediately before and after giving effect to such amortization payment; (iii) prohibits the Company from making any payments on the Tax Receivable Agreement (see Note 11 “Related Party Transactions” for further information) before the first amortization payment referenced above is made or if the Borrowers are not current on any of the foregoing amortization payments; (iv) increases the applicable margin by 2.0% per annum on all term loan borrowings; (v) requires the Borrowers to pay a fee to consenting term lenders equal to 0.5% of the outstanding principal amount of such lender’s term loans as of the effective date of the Term Loan Amendment; (vi) eliminates the Borrower’s ability to designate subsidiaries as unrestricted and to make certain payments, restricted payments and investments with certain funds considered “available excess amount” (as defined in the Term Loan Facility); (vii) eliminates the uncommitted incremental facility; and (viii) limits certain intercompany transactions between a loan party and a non-loan party subsidiary. The Term Loan Amendment will become effective on or about September 8, 2017 when the Company expects to receive $30,000 of gross proceeds in connection with the 2017 Rights Offering and related Investment Agreement (see Note 12 “Subsequent Events” for further details) and will use a portion of such proceeds to prepay $9,000 in principal amount under the Term Loan Facility.

As of July 29, 2017, interest was payable on loans under the Term Loan Facility at a rate of either (i) the Eurodollar rate (subject to a 1.00% floor) plus an applicable margin of 4.75% to 5.00% based on a consolidated net total leverage ratio or (ii) the base rate applicable margin of 3.75% to 4.00% based on a consolidated net total leverage ratio. Effective with the Term Loan Amendment, interest is payable on loans under the Term Loan Facility at a rate of either (i) the Eurodollar rate (subject to a 1.00% floor) plus an applicable margin of 7.00% or (ii) the base rate applicable margin of 6.00%. During the continuance of a payment or bankruptcy event of default, interest will accrue (i) on the overdue principal amount of any loan at a rate of 2% in excess of the rate otherwise applicable to such loan and (ii) on any overdue interest or any other outstanding overdue amount at a rate of 2% in excess of the non-default interest rate then applicable to base rate loans. The Term Loan Facility requires Vince, LLC and Vince Intermediate to make mandatory prepayments upon the occurrence of certain events, including additional debt issuances, common and preferred stock issuances, certain asset sales, and annual payments of 50% of excess cash flow, subject to reductions to 25% and 0% if Vince, LLC and Vince Intermediate maintain a Consolidated Net Total Leverage Ratio of 2.50 to 1.00 and 2.00 to 1.00, respectively, and subject to reductions for voluntary prepayments made during such fiscal year.

The Term Loan Facility contains a requirement that Vince, LLC and Vince Intermediate maintain a “Consolidated Net Total Leverage Ratio” as of the last day of any period of four fiscal quarters not to exceed 3.25 to 1.00. The Term Loan Facility permits Vince Holding Corp. to make a Specified Equity Contribution, as defined under the Agreement, to the Borrowers in order to increase, dollar for dollar, Consolidated EBITDA for such fiscal quarter for the purposes of determining compliance with this covenant at the end of such fiscal quarter and applicable subsequent periods provided that (a) in each four fiscal quarter period there shall be at least two fiscal quarters in which no Specified Equity Contribution is made; (b) no more than five Specified Equity Contributions shall be made in the aggregate during the term of the Agreement; and (c) the amount of any Specified Equity Contribution shall be no greater than the amount required to cause the Company to be in compliance with this covenant. Approximately $18,072 has been contributed by Vince Holding Corp to Vince, LLC as a Specified Equity Contribution. As discussed above, the Term Loan Amendment waives the Consolidated Net Total Leverage Ratio covenant for the test periods from July 2017 through and including April 2019. Since the Term Loan Amendment will not become effective until on or about September 8, 2017, concurrently with the execution and delivery of the Term Loan Amendment, the Borrowers entered into a side letter waiver with certain lenders under the Term Loan Facility and BofA, as agent, to waive the Consolidated Net Total Leverage Ratio covenant for the July 2017 testing period.

In addition, the Term Loan Facility contains customary representations and warranties, other covenants, and events of default, including but not limited to, limitations on the incurrence of additional indebtedness, liens, negative pledges, guarantees, investments, loans, asset sales, mergers, acquisitions, prepayment of other debt, the repurchase of capital stock, transactions with affiliates, and the ability to change the nature of the Company’s business or its fiscal year, and distributions and dividends. The Term Loan Facility generally permits dividends to the extent that no default or event of default is continuing or would result from the contemplated dividend and the pro forma Consolidated Net Total Leverage Ratio after giving effect to such contemplated dividend is at least 0.25 lower than the maximum Consolidated Net Total Leverage Ratio for such quarter in an amount not to exceed the excess available amount, as defined in the loan agreement. All obligations under the Term Loan Facility are guaranteed by VHC and any future material domestic restricted subsidiaries of Vince, LLC and secured by a lien on substantially all of the assets of VHC, Vince, LLC and Vince Intermediate and any future material domestic restricted subsidiaries. As of July 29, 2017, after giving effect to the waiver described above, the Company was in compliance with applicable covenants.

Through July 29, 2017, on an inception to date basis, the Company has made voluntary prepayments totaling $130,000 in the aggregate on the original $175,000 Term Loan Facility entered into on November 27, 2013 with no such prepayments made during the six months ended July 29, 2017. As of July 29, 2017, the Company had $45,000 of debt outstanding under the Term Loan Facility.

Revolving Credit Facility

On November 27, 2013, Vince, LLC entered into a $50,000 senior secured revolving credit facility (as amended from time to time, the “Revolving Credit Facility”) with BofA as administrative agent. Vince, LLC is the borrower and VHC and Vince Intermediate are the guarantors under the Revolving Credit Facility. On June 3, 2015, Vince, LLC entered into a first amendment to the Revolving Credit Facility, that among other things, increased the aggregate commitments under the facility from $50,000 to $80,000, subject to a loan cap which is the lesser of (i) the Borrowing Base, as defined in the loan agreement, (ii) the aggregate commitments, or (iii) $70,000 until debt obligations under the Company’s Term Loan Facility have been paid in full, and extended the maturity date from November 27, 2018 to June 3, 2020.

On June 22, 2017, Vince, LLC entered into a second amendment to the Revolving Credit Facility, which among other things, increased availability under the borrowing base by (i) including in the borrowing base up to $5,000 of cash at Vince Holding Corp. so long as such cash is in a deposit account subject to “control” by the agent, (ii) temporarily increasing the concentration limit for accounts due from a specified wholesale partner through July 31, 2017 and (iii) pursuant to a side letter, dated June 22, 2017, entered into between Vince LLC and BofA (the “LC Side Letter”), including in the borrowing base certain letters of credit (the “Specified LCs” as described under “Bank of Montreal Facility” below), issued for the benefit of BofA as credit support for the obligations outstanding under the Revolving Credit Facility. The LC Side Letter terminates when the obligations under the Revolving Credit Facility are no longer outstanding or when the Specified LCs are released, as described below, whichever is earlier. In addition, the second amendment changed the financial maintenance covenant in the Revolving Credit Facility from a springing minimum EBITDA covenant to a minimum excess availability covenant that must be satisfied at all times. The new financial maintenance covenant requires the loan parties to have excess availability of not less than the greater of 12.5% of the adjusted loan cap then in effect and $5,000. The second amendment also (x) increased the applicable margin on all borrowings of revolving loans by 0.5% per annum and (y) temporarily lowered the thresholds for what constituted a trigger event through August 15, 2017, such that a trigger event meant the greater of 12.5% of the adjusted loan cap then in effect and $5,000. Following August 15, 2017, the trigger event means the greater of 15% of the adjusted loan cap then in effect and $6,000. The second amendment also changed the maturity date to the earlier of (a) June 3, 2020 (or a later date as applicable if the lender participates in any extension series) and (b) 120 days prior to the then scheduled maturity date of the Term Loan Facility to the extent that there are outstanding obligations under the Term Loan Facility on such date.

The Revolving Credit Facility also provides for a letter of credit sublimit of $25,000 (plus any increase in aggregate commitments) and an accordion option that allows for an increase in aggregate commitments up to $20,000. Effective with the second amendment, interest is payable on the loans under the Revolving Credit Facility at either the LIBOR or the Base Rate, in each case, plus an applicable margin of 1.75% to 2.25% for LIBOR loans or 0.75% to 1.75% for Base Rate loans, and in each case subject to a pricing grid based on an average daily excess availability calculation. The “Base Rate” means, for any day, a fluctuating rate per annum equal to the highest of (i) the rate of interest in effect for such day as publicly announced from time to time by BofA as its prime rate; (ii) the Federal Funds Rate for such day, plus 0.50%; and (iii) the LIBOR Rate for a one month interest period as determined on such day, plus 1.0%. During the continuance of an event of default and at the election of the required lender, interest will accrue at a rate of 2% in excess of the applicable non-default rate.

The Revolving Credit Facility also contains representations and warranties, other covenants and events of default that are customary for this type of financing, including limitations on the incurrence of additional indebtedness, liens, negative pledges, guarantees, investments, loans, asset sales, mergers, acquisitions, prepayment of other debt, the repurchase of capital stock, transactions with affiliates, and the ability to change the nature of the Company’s business or its fiscal year. The Revolving Credit Facility generally permits dividends in the absence of any event of default (including any event of default arising from the contemplated dividend), so long as (i) after giving pro forma effect to the contemplated dividend, for the following six months Excess Availability will be at least the greater of 20% of the adjusted loan cap and $10,000 and (ii) after giving pro forma effect to the contemplated dividend, the “Consolidated Fixed Charge Coverage Ratio” for the 12 months preceding such dividend shall be greater than or equal to 1.0 to 1.0 (provided that the Consolidated Fixed Charge Coverage Ratio may be less than 1.0 to 1.0 if, after giving pro forma effect to the contemplated dividend, Excess Availability for the six fiscal months following the dividend is at least the greater of 35% of the adjusted loan cap and $15,000).  As of July 29, 2017, the Company was in compliance with applicable financial covenants. The second amendment replaced and superseded all side letters previously entered into between Vince, LLC and BofA.

As of July 29, 2017, $18,091 was available under the Revolving Credit Facility, net of the amended loan cap, and there were $28,516 of borrowings outstanding and $8,378 of letters of credit outstanding under the Revolving Credit Facility. The weighted average interest rate for borrowings outstanding under the Revolving Credit Facility as of July 29, 2017 was 3.8%.

As of January 28, 2017, $27,157 was available under the Revolving Credit Facility, net of the amended loan cap, and there were $5,200 of borrowings outstanding and $7,474 of letters of credit outstanding under the Revolving Credit Facility. The weighted average interest rate for borrowings outstanding under the Revolving Credit Facility as of January 28, 2017 was 4.3%.

Bank of Montreal Facility

On June 22, 2017, Vince, LLC entered into a credit facility agreement with the Bank of Montreal to issue the Specified LCs (the “BMO LC Line”), as discussed under the Revolving Credit Facility above. The BMO LC Line is guaranteed by Sun Capital Fund V, L.P., an affiliate of Sun Capital Partners, Inc. The initial BMO LC Line was issued in the amount of $5,000. The maximum draw amount for all Specified LCs is $10,000. The BMO LC Line is currently unsecured but may be secured subject to the terms of an intercreditor agreement between BofA and Bank of Montreal. BofA will be permitted to draw on the Specified LCs upon the occurrence of certain events specified therein. The Specified LCs under the BMO LC Line were undrawn as of July 29, 2017. In the event BofA draws on the Specified LCs upon the occurrence of a draw event, the loan will be subject to certain customary terms and conditions pursuant to the applicable loan authorization document. The BMO LC Line also may be released upon request by Vince, LLC so long as the Company has received at least $30,000 of cash proceeds from the 2017 Rights Offering, $15,000 of which must be used to repay the principal amount of the outstanding loans under the Revolving Credit Facility (without permanent reduction of commitments) or the Excess Availability is greater than $10,000 after giving pro forma effect to the 2017 Rights Offering proceeds. The undrawn portion of the face amount of the Specified LCs is subject to a standard 3% annual fee.

Note 5. Inventory

Inventories consisted of the following:

	July 29,	January 28,
(in thousands)	2017	2017
Finished goods	$44,065	$40,771
Less: reserves	(2,223)	(2,242)
Total inventories, net	$41,842	$38,529

Note 6. Share-Based Compensation

Employee Stock Plans

Vince 2013 Incentive Plan

In connection with the IPO, the Company adopted the Vince 2013 Incentive Plan, which provides for grants of stock options, stock appreciation rights, restricted stock and other stock-based awards. The aggregate number of shares of common stock which may be issued or used for reference purposes under the Vince 2013 Incentive Plan or with respect to which awards may be granted may not exceed 3,400,000 shares. The shares available for issuance under the Vince 2013 Incentive Plan may be, in whole or in part, either authorized and unissued shares of the Company’s common stock or shares of common stock held in or acquired for the Company’s treasury. In general, if awards under the Vince 2013 Incentive Plan are cancelled for any reason, or expire or terminate unexercised, the shares covered by such award may again be available for the grant of awards under the Vince 2013 Incentive Plan. As of July 29, 2017, there were 1,491,590 shares under the Vince 2013 Incentive Plan available for future grants. Options granted pursuant to the Vince 2013 Incentive Plan typically vest in equal installments over four years, subject to the employees’ continued employment and expire on the earlier of the tenth anniversary of the grant date or upon termination as outlined in the Vince 2013 Incentive Plan. Restricted stock units granted vest in equal installments over a three-year period or vest in equal installments over four years, subject to the employees’ continued employment.

Employee Stock Purchase Plan

The Company maintains an employee stock purchase plan (“ESPP”) for its employees. Under the ESPP, all eligible employees may contribute up to 10% of their base compensation, up to a maximum contribution of $10 per year. The purchase price of the stock is 90% of the fair market value, with purchases executed on a quarterly basis. The plan is defined as compensatory, and accordingly, a charge for compensation expense is recorded to selling, general and administrative expense for the difference between the fair market value and the discounted purchase price of the Company’s Stock. During the six months ended July 29, 2017, 26,601 shares of common stock were issued under the ESPP. During the six months ended July 30, 2016, the activity under the ESPP was not significant. As of July 29, 2017 there were 965,516 shares available for future issuance under the ESPP.

Stock Options

A summary of stock option activity for both employees and non-employees for the six months ended July 29, 2017 is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 28, 2017	2,258,787	$4.53	8.9	$—
Granted	153,500	$1.09
Exercised	—	$—
Forfeited or expired	(696,532)	$4.27
Outstanding at July 29, 2017	1,715,755	$4.32	8.5	$4

Vested and exercisable at July 29, 2017	369,950	$4.62	8.4	$—

Of the above outstanding shares, 1,345,805 are expected to vest.

As permitted by new accounting guidance that became effective for the Company on January 29, 2017, the Company has elected to account for forfeitures as they occur, which resulted in an increase of $84 to accumulated deficit within the Condensed Consolidated Balance Sheet.

Restricted Stock Units

A summary of restricted stock unit activity for the six months ended July 29, 2017 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Nonvested restricted stock units at January 28, 2017	107,812	$6.56
Granted	75,000	$0.60
Vested	(27,480)	$7.11
Forfeited	(8,825)	$5.98
Nonvested restricted stock units at July 29, 2017	146,507	$3.44

Share-Based Compensation Expense

The Company recognized share-based compensation expense of $264 and $231 (including expense of $78 related to non-employees) during the three months ended July 29, 2017 and July 30, 2016, respectively. The Company recognized share-based compensation expense of $483 and $745 (including expense of $413 related to non-employees) during the six months ended July 29, 2017 and July 30, 2016, respectively.

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

The following is a reconciliation of weighted average basic shares to weighted average diluted shares outstanding:

	Three Months Ended		Six Months Ended
	July 29,	July 30,	July 29,	July 30,
	2017	2016	2017	2016
Weighted-average shares—basic	49,449,717	48,968,760	49,438,988	43,485,767
Effect of dilutive equity securities	—	—	—	—
Weighted-average shares—diluted	49,449,717	48,968,760	49,438,988	43,485,767

Because the Company incurred a net loss for the three and six months ended July 29, 2017 and July 30, 2016, weighted-average basic shares and weighted-average diluted shares outstanding are equal for these periods.

For the three months ended July 29, 2017 and July 30, 2016, 1,872,545 and 1,937,739 options to purchase shares of the Company’s common stock, respectively, were excluded from the computation of weighted average shares for diluted earnings per share since the related exercise prices exceeded the average market price of the Company’s common stock and such inclusion would be anti-dilutive.

For the six months ended July 29, 2017 and July 30, 2016, 1,986,489 and 671,964 options to purchase shares of the Company’s common stock, respectively, were excluded from the computation of weighted average shares for diluted earnings per share since the related exercise prices exceeded the average market price of the Company’s common stock and such inclusion would be anti-dilutive.

Note 8. Commitments and Contingencies

Litigation

On May 5, 2017, a complaint was filed in the United States District Court for the Eastern District of New York on behalf of a putative class of the Company’s stockholders, naming the Company as well as Brendan Hoffman, the Company’s Chief Executive Officer, and David Stefko, the Company’s Executive Vice President, Chief Financial Officer, as defendants. The complaint, brought on behalf of all persons who purchased the Company’s common stock between December 8, 2016 and April 27, 2017, generally alleges that the Company and the named officers made false and/or misleading statements and/or failed to disclose matters relating to the transition of its ERP systems from Kellwood. The complaint brings causes of action for violations of Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) against the Company and the two named officers and for violations of Section 20(a) of the Exchange Act against the two named officers. The complaint seeks unspecified monetary damages and unspecified costs and fees. On August 3, 2017, the court appointed a lead plaintiff and lead counsel.  The lead plaintiff has notified the Company that he intends to serve an amended complaint, which must be filed on or before October 2, 2017.

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

In addition, the Company is a party to legal proceedings, compliance matters and environmental claims that arise in the ordinary course of its business. Although the outcome of such items cannot be determined with certainty, management believes that the ultimate outcome of these items, individually and in the aggregate, will not have a material adverse impact on the Company’s financial position, results of operations or cash flows.

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

Recently Issued Accounting Pronouncements

In May 2017, the FASB issued guidance that clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The new guidance will be applied prospectively to awards modified on or after the adoption date. The guidance is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted. The Company is evaluating the impact of the adoption of this guidance on its financial statements but does not expect it to have a material impact.

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

Summary information for the Company’s reportable segments is presented below.

	Three Months Ended		Six Months Ended
	July 29,	July 30,	July 29,	July 30,
(in thousands)	2017	2016	2017	2016
Net Sales:
Wholesale	$39,250	$39,619	$74,657	$84,395
Direct-to-consumer	21,572	21,083	44,210	43,952
Total net sales	$60,822	$60,702	$118,867	$128,347
Income (loss) from Operations:
Wholesale	$10,462	$10,732	$19,428	$21,006
Direct-to-consumer	(1,782)	(323)	(3,084)	1,354
Subtotal	8,680	10,409	16,344	22,360
Unallocated corporate expenses	(17,540)	(14,664)	(33,397)	(30,163)
Total loss from operations	$(8,860)	$(4,255)	$(17,053)	$(7,803)

	July 29,	January 28,
(in thousands)	2017	2017
Total Assets:
Wholesale	$59,559	$44,442
Direct-to-consumer	40,811	45,038
Unallocated corporate	133,068	150,000
Total assets	$233,438	$239,480

Note 11. Related Party Transactions

Sourcing Arrangement

On July 13, 2017, Vince, LLC (“Vince”), an indirect wholly-owned subsidiary of the Company, entered into an agreement (the “Sourcing Arrangement”) with Rebecca Taylor, Inc. (“RT”) relating to the purchase and resale of certain Vince branded finished goods (“Vince Goods”), whereby RT has agreed to purchase Vince Goods from approved suppliers pursuant to purchase orders issued to such suppliers (each, a “RT Purchase Order”) at a price specified therein (a “RT Price”) and Vince has agreed to purchase such Vince Goods from RT pursuant to purchase orders issued to RT (each, a “Vince Purchase Order”) at a price specified therein (a “Vince Price”). The Vince Price is at all times equal to 103.5% of the RT price.

Upon receipt of the Vince Purchase Order, RT must issue the RT Purchase Order and apply for a letter of credit to be issued to the applicable supplier in the amount equal to the RT Price, subject to availability under RT’s credit facility.  When the Vince Goods are ready to be delivered, RT must invoice Vince in the amount equal to the Vince Price, which invoice shall be payable by Vince within two business days of receipt of the invoice, which payment term may be extended by RT. In the event Vince fails to make timely payment for any Vince Goods, RT has the right to liquidate such goods in a manner and at a price it deems appropriate in its sole discretion.

The Sourcing Arrangement contains customary indemnification and representations and warranties. The Sourcing Arrangement may be terminated by either party upon 60 days’ prior written notice to the other party.

RT is owned by affiliates of Sun Capital Partners, Inc., whose affiliates owned approximately 58% of the outstanding common stock of the Company as of July 29, 2017. During the six months ended July 29, 2017, the Company placed $7,315 of orders under the Sourcing Arrangement.

Shared Services Agreement

In connection with the consummation of the Company’s IPO on November 27, 2013, Vince, LLC entered into a Shared Services Agreement with Kellwood (the “Shared Services Agreement”), pursuant to which Kellwood would provide support services in various areas. As of the end of fiscal 2016, the Company completed the transition of all functions and systems from Kellwood to the Company’s own systems or processes as well as to third-party service providers. In connection with the Kellwood Sale, the Shared

Services Agreement was contributed to St. Louis, LLC. St. Louis, LLC continues to provide certain services, including those related to historical records and legacy functions, which the Company is in the process of winding down. The Shared Services Agreement will terminate automatically upon the termination of all services provided thereunder. After termination of the agreement, St. Louis, LLC will have no obligation to provide any services to the Company.

The Company is invoiced monthly for the services provided under the Shared Services Agreement and generally is required to pay within 15 business days of receiving such invoice. The payments can be trued-up and disputed once each fiscal quarter. During the three months ended July 29, 2017 and July 30, 2016, the Company recognized $103 and $1,227, respectively, of expense within the Condensed Consolidated Statements of Operations for services provided under the Shared Services Agreement. During the six months ended July 29, 2017 and July 30, 2016, the Company recognized $159 and $3,405, respectively, of expense within the Condensed Consolidated Statements of Operations for services provided under the Shared Services Agreement. As of July 29, 2017, the Company has recorded $72 in Other accrued expenses to recognize amounts payable under the Shared Services Agreement.

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

As of July 29, 2017, the Company’s total obligation under the Tax Receivable Agreement is estimated to be $140,618, of which $2,788 is included as a component of Other accrued expenses and $137,830 is included as a component of Other liabilities on the Condensed Consolidated Balance Sheet. In accordance with the Term Loan Amendment (see Note 4 “Long-Term Debt and Financing Arrangements”), the Company is prohibited from making any payments on the Tax Receivable Agreement before the first amortization payment is made or if the Borrowers are not current on any of the foregoing amortization payments. Management anticipates that the tax benefit payment, plus accrued interest, with respect to the 2016 taxable year will be paid in the first quarter of 2018. The Tax Receivable Agreement expires on December 31, 2023.

Rights Offering Commitment Letter and Investment Agreement

On May 18, 2017, the Company received a Rights Offering Commitment Letter from Sun Fund V that provides the Company with an amount equal to $30,000 of cash proceeds (the “Contribution Obligation”) in the event that the Company commences a Rights Offering. Such Contribution Obligation will be reduced by any proceeds received from the Rights Offering. The Company is required, simultaneously with the funding of the Contribution Obligation by Sun Fund V, or one or more of its affiliates, to issue to Sun Fund V or one or more of its affiliates the applicable number of shares of the Company’s common stock at the price per share at which participants in the Rights Offering are entitled to purchase shares of common stock, which price will be mutually agreed between the Company and Sun Fund V and approved by the members of the Company’s board of directors that are not employed by or affiliated with the Company or Sun Fund V. The funding of the Contribution Obligation, and the issuance of the shares of common stock by the Company, will be made pursuant to an investment agreement in substantially the same form as the investment agreement, dated March 15, 2016, by and among Sun Cardinal, LLC, SCSF Cardinal, LLC and the Company, with any modifications thereto as may be mutually agreed between Sun Fund V and the Company. There will be no commitment fee due to Sun Fund V from the Company in connection with the Contribution Obligation. Sun Fund V’s obligations under the Rights Offering Commitment Letter are subject to (i) the Company entering into an amendment to its existing Term Loan Facility that is acceptable to Sun Fund V in its sole discretion, (ii) no default or event of default having occurred under the Company’s Term Loan Facility or Revolving Credit Facility, unless promptly cured or reasonably expected to be promptly cured by the Company and (iii) no circumstance existing that has had or would reasonably be expected to have, individually or in the aggregate, a material adverse effect on the Company and its subsidiaries taken as a whole. Sun Fund V’s obligations under the Rights Offering Commitment Letter terminate upon the earliest to occur of (A) the consummation of the Rights Offering whereby the Company receives proceeds equal to or exceeding $30,000, (B) 11:59 p.m. New York City time on June 30, 2017 if the Rights Offering has not commenced by such time (which date to be extended by 45 days in the event the Company’s registration statement relating to the Rights Offering is reviewed by the SEC) , (C) 11:59 p.m. New York City time on August 1, 2017 (which date to be extended by 45 days in the event the Company’s registration statement relating to the Rights Offering is reviewed by the SEC), and (D) the date Sun Fund V, or its affiliates, fund the Contribution Obligation.

On August 10, 2017, the Company entered into an Investment Agreement (the “Investment Agreement”) with Sun Cardinal, LLC and SCSF Cardinal, LLC (collectively, the “Sun Cardinal Investors”), in connection with the previously announced proposed non-transferable rights offering (the “Rights Offering”). The Investment Agreement supersedes the Rights Offering Commitment Letter. On August 15, 2017, the Company commenced the Rights Offering. See Note 12 “Subsequent Events” for further details.

As of July 29, 2017, affiliates of Sun Fund V collectively beneficially owned approximately 58% of the Company’s outstanding common stock.

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

During the three months ended July 29, 2017 and July 30, 2016, the Company incurred expenses of $12 and $28, respectively, under the Sun Capital Consulting Agreement. During the six months ended July 29, 2017 and July 30, 2016, the Company incurred expenses of $18 and $53, respectively, under the Sun Capital Consulting Agreement.

Bank of Montreal Facility

On June 22, 2017, Vince, LLC entered into a credit facility agreement with the Bank of Montreal to issue the Specified LCs, as discussed in Note 4 “Long-Term Debt and Financing Arrangements.” The BMO LC Line is guaranteed by Sun Capital Fund V, L.P., an affiliate of Sun Capital Partners, Inc.

Note 12. Subsequent Events

Investment Agreement and Rights Offering

On August 10, 2017, the Company entered into the Investment Agreement with the Sun Cardinal Investors, in connection with the previously announced Rights Offering. Pursuant to the Investment Agreement, the Company agreed to issue and sell to the Sun Cardinal Investors, and the Sun Cardinal Investors agreed to purchase, an aggregate number of shares of the Company’s common stock equal to (x) $30,000 minus (y) the aggregate proceeds of the Rights Offering, at the Rights Offering subscription price per share of $0.45, subject to the terms and conditions set forth in the Investment Agreement (the “Backstop Commitment”). The Investment Agreement supersedes the Rights Offering Commitment Letter, dated May 18, 2017, from Sun Capital Partners V, L.P.

The Investment Agreement may be terminated at any time prior to the closing of the transactions contemplated by the Investment Agreement (i) by mutual written agreement of the Sun Cardinal Investors and the Company; (ii) by any party, in the event the closing of the transactions to be contemplated by the Investment Agreement does not occur by September 30, 2017; (iii) by any party, if any governmental entity shall have taken action prohibiting any of the contemplated transactions; (iv) by the Sun Cardinal Investors, if the Company breaches any of its representations, warranties, covenants or agreements set forth in the Investment Agreement that would result in the applicable condition to closing not being satisfied, and such breach is not cured within 10 days of receipt of written notice by the Sun Cardinal Investors; (v) by the Company, if the Sun Cardinal Investors breach any of their representations, warranties, covenants or agreements set forth in the Investment Agreement that would result in the applicable condition to closing not being satisfied, and such breach is not cured within 10 days of receipt of written notice by the Company; or (vi) by either party if the Company enters into a definitive agreement with respect to a Superior Transaction.

Regardless of whether the transactions contemplated by the Investment Agreement are consummated, the Company has agreed to reimburse the Sun Cardinal Investors for all reasonable out-of-pocket fees and expenses (including attorneys’ fees and expenses) incurred by them in connection with the Investment Agreement and the transactions contemplated thereby.

On August 15, 2017, the Company commenced the 2017 Rights Offering, whereby the Company distributed, at no charge, to stockholders of record as of August 14, 2017 (the “Rights Offering Record Date”), rights to purchase new shares of the Company’s common stock at $0.45 per share. Each stockholder as of the Rights Offering Record Date (“Rights Holders”) received one non-transferrable right to purchase 1.3475 shares for every share of common stock owned on the Rights Offering Record Date (the “subscription right”). Rights Holders who fully exercised their subscription rights were entitled to subscribe for additional shares that remained unsubscribed as a result of any unexercised subscription rights (the “over-subscription right”). The over-subscription right allowed a Rights Holder to subscribe for an additional amount equal to up to an aggregate of 9.99% of the Company’s outstanding shares of common stock after giving effect to the consummation of the transactions contemplated by the 2017 Rights Offering and the Investment Agreement, subject to certain limitations and pro rata allocations. Subscription rights could only be exercised for whole numbers of shares; no fractional shares of common stock were issued in the 2017 Rights Offering. The Rights Offering period expired on August 30, 2017 at 5:00 p.m. New York City time and the Company received subscriptions and oversubscriptions from its existing stockholders (including the Sun Cardinal Investors and their affiliates) resulting in aggregate gross proceeds of $21,976. The Company expects to receive such proceeds on or about September 8, 2017. Additionally, in accordance with the related Investment Agreement, the Company expects to receive $8,024 of gross proceeds from the Sun Cardinal Investors on or about September 8, 2017. In total, the Company expects to receive gross proceeds of $30,000 as a result of the 2017 Rights Offering and related Investment Agreement transactions and the Company expects to issue 66,670,610 shares of its common stock. It is expected that the affiliates of Sun Capital will own approximately 73% of the Company’s outstanding common stock immediately after giving effect to the completed 2017 Rights Offering and related Investment Agreement.

The Company will use a portion of the net proceeds received from the Rights Offering and related Investment Agreement to (1) repay $9,000 under the Company’s Term Loan Facility and (2) repay $15,000 under the Company’s Revolving Credit Facility. The Company intends to use the remaining net proceeds for general corporate purposes, which may include additional payments on the Company’s outstanding indebtedness.

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

As of July 29, 2017, our products are sold at 2,295 doors through our wholesale partners in the U.S. and international markets and we operated 55 retail stores, including 41 full price stores and 14 outlet stores, throughout the United States.

The following is a summary of highlights during the three months ended July 29, 2017:

•	Our net sales totaled $60,822, reflecting a 0.2% increase compared to prior year net sales of $60,702.
•	Our Wholesale net sales decreased 0.9% to $39,250 and our Direct-to-consumer net sales increased 2.3% to $21,572. Comparable sales including e-commerce declined 0.8% compared to last year.
•

We incurred $1,319 and $2,962 of costs during the three and six months ended July 29, 2017, respectively, associated with the remediation and optimization of the systems implemented in the prior year. Additionally, in the prior year we incurred $1,106 and $3,728 during the three and six months ended July 30, 2016, respectively, of strategic investment costs related to (i) the migration of our distribution facilities to a new third party service provider; (ii) the realignment of our supplier base; (iii) the transition of information technology systems and infrastructure in-house from Kellwood; (iv) the estimated impact of our strategic decision regarding handbags; and (v) our brand update initiatives.

•	Net loss for the quarter was $10,134, or $0.20 per share, compared to a net loss of $1,967, or $0.04 per share, in the prior year second quarter.
•	We opened one new retail store during the three months ended July 29, 2017.
•

As of July 29, 2017, we had $73,516 of total debt principal outstanding, comprised of $45,000 outstanding under our Term Loan Facility and $28,516 outstanding on our Revolving Credit Facility, as well as $3,803 of cash and cash equivalents.

Results of Operations

The following table presents, for the periods indicated, our operating results as a percentage of net sales, as well as earnings per share data:

	Three Months Ended				Six Months Ended
	July 29, 2017		July 30, 2016		July 29, 2017		July 30, 2016
		% of Net		% of Net		% of Net		% of Net
	Amount	Sales	Amount	Sales	Amount	Sales	Amount	Sales
(in thousands, except share data, store and door counts and percentages)
Statements of Operations:
Net sales	$60,822	100.0%	$60,702	100.0%	$118,867	100.0%	$128,347	100.0%
Cost of products sold	35,266	58.0%	33,315	54.9%	67,720	57.0%	72,702	56.6%
Gross profit	25,556	42.0%	27,387	45.1%	51,147	43.0%	55,645	43.4%
Selling, general and administrative expenses	34,416	56.6%	31,642	52.1%	68,200	57.3%	63,448	49.5%
Loss from operations	(8,860)	(14.6)%	(4,255)	(7.0)%	(17,053)	(14.3)%	(7,803)	(6.1)%
Interest expense, net	1,276	2.1%	1,005	1.7%	2,320	2.0%	1,886	1.5%
Other expense, net	2	0.0%	28	0.0%	3	0.0%	188	0.1%
Loss before income taxes	(10,138)	(16.7)%	(5,288)	(8.7)%	(19,376)	(16.3)%	(9,877)	(7.7)%
(Benefit) provision for income taxes	(4)	0.0%	(3,321)	(5.5)%	48	0.0%	(5,986)	(4.7)%
Net loss	$(10,134)	(16.7)%	$(1,967)	(3.2)%	$(19,424)	(16.3)%	$(3,891)	(3.0)%
Loss per share:
Basic loss per share	$(0.20)		$(0.04)		$(0.39)		$(0.09)
Diluted loss per share	$(0.20)		$(0.04)		$(0.39)		$(0.09)
Other Operating and Financial Data:
Total wholesale doors at end of period	2,295		2,346		2,295		2,346
Total stores at end of period	55		52		55		52
Comparable sales growth (1) (2)	-0.8%		-18.7%		-3.3%		-15.5%

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

Three Months Ended July 29, 2017 Compared to Three Months Ended July 30, 2016

Net sales for the three months ended July 29, 2017 were $60,822, increasing $120, or 0.2%, versus $60,702 for the three months ended July 30, 2016. Net sales by reportable segment are as follows:

	Three Months Ended
	July 29,	July 30,
(in thousands)	2017	2016
Wholesale	$39,250	$39,619
Direct-to-consumer	21,572	21,083
Total net sales	$60,822	$60,702

Net sales from our Wholesale segment decreased $369, or 0.9%, to $39,250 in the three months ended July 29, 2017 from $39,619 in the three months ended July 30, 2016, primarily driven by a reduction in international wholesale sales.

Net sales from our Direct-to-consumer segment increased $489, or 2.3%, to $21,572 in the three months ended July 29, 2017 from $21,083 in the three months ended July 30, 2016. Non-comparable sales contributed $647 of sales growth, which was partly offset by a decline in comparable sales of $158, or 0.8%, including e-commerce, reflecting a decrease in average order value. Since July 30, 2016, three new stores have opened, bringing our total retail store count to 55 as of July 29, 2017, compared to 52 as of the end of the prior year period.

Gross profit decreased 6.7% to $25,556 for the three months ended July 29, 2017 versus $27,387 in the prior year second quarter. As a percentage of sales, gross margin was 42.0%, compared with 45.1% in the prior year second quarter. The total gross margin rate decrease was primarily driven by the following factors:

•	An approximately 300 basis point decline as the prior year results reflected a $1,857 benefit from favorable adjustments to inventory reserves;
•	The unfavorable impact from a higher mix of markdown merchandise in the Direct-to-consumer segment contributed negatively by approximately 250 basis points;
•	The unfavorable impact from higher product and supply chain costs contributed negatively by approximately 250 basis points; and
•	The favorable impact from a decrease in the rate of sales allowances as well as reduced discounts in the off-price wholesale channel contributed approximately 400 basis points of improvement.

Selling, general and administrative (“SG&A”) expenses for the three months ended July 29, 2017 were $34,416, increasing $2,774, or 8.8%, versus $31,642 for the three months ended July 30, 2016. SG&A expenses as a percentage of sales were 56.6% and 52.1% for the three months ended July 29, 2017 and July 30, 2016, respectively. The change in SG&A expenses compared to the prior fiscal year period is primarily due to:

•	$1,319 of costs associated with the remediation and optimization of the systems implemented in the prior year;
•	$1,606 of increased severance costs;
•	$999 of additional one-time investments primarily associated with our efforts to reduce costs and improve profitability;
•

Approximately $650 of increased costs associated with the stand-alone systems and supporting services as a result of the transition of the information technology systems and infrastructure in-house from Kellwood; and

•	$504 of increased expenses associated with new stores.

The above increases were partially offset by:

•

A decrease in strategic investments of $798 related to costs incurred in the prior year related to the transition of the information technology systems and infrastructure in-house from Kellwood and costs related to our brand update initiatives; and

•	$1,584 of costs incurred in the prior year associated with the consulting agreements with our co-founders.

Loss from operations by segment for the three months ended July 29, 2017 and July 30, 2016 is summarized in the following table:

	Three Months Ended
	July 29,	July 30,
	2017	2016
(in thousands)
Wholesale	$10,462	$10,732
Direct-to-consumer	(1,782)	(323)
Subtotal	8,680	10,409
Unallocated corporate expenses	(17,540)	(14,664)
Total loss from operations	$(8,860)	$(4,255)

Operating income from our Wholesale segment decreased $270, or 2.5%, to $10,462 in the three months ended July 29, 2017 from $10,732 in the three months ended July 30, 2016 primarily driven by the sales volume decrease discussed above.

Operating income from our Direct-to-consumer segment decreased $1,459, or 451.7%, to an operating loss of $1,782 in the three months ended July 29, 2017 from an operating loss of $323 in the three months ended July 30, 2016 primarily from a decrease in gross profit.

Unallocated corporate expenses are comprised of SG&A expenses attributable to corporate and administrative activities (such as marketing, design, finance, information technology, legal and human resources departments), and other charges that are not directly attributable to our reportable segments.

Interest expense increased $271, or 27.0%, to $1,276 in the three months ended July 29, 2017 from $1,005 in the three months ended July 30, 2016 primarily due to higher overall average borrowings on the Revolving Credit Facility.

Other expense, net decreased $26, or 92.9%, to $2 in the three months ended July 29, 2017 from $28 in the three months ended July 30, 2016.

(Benefit) provision for income taxes for the three months ended July 29, 2017 was a benefit of $4 as compared to a benefit of $3,321 for the three months ended July 30, 2016. Our effective tax rate on the pretax loss for the three months ended July 29, 2017 and July 30, 2016 was 0.0% and 62.8%, respectively. The effective tax rate for the three months ended July 29, 2017 differed from the U.S. statutory rate of 35% primarily due to the impact of the valuation allowance established against our deferred tax assets partly offset by state taxes. The effective tax rate for the three months ended July 30, 2016 differed from the U.S. statutory rate of 35% primarily due to the impact of certain non-deductible executive compensation costs as well as state taxes.

Six Months Ended July 29, 2017 Compared to Six Months Ended July 30, 2016

Net sales for the six months ended July 29, 2017 were $118,867, decreasing $9,480, or 7.4%, versus $128,347 for the six months ended July 30, 2016. Net sales by reportable segment are as follows:

	Six Months Ended
	July 29,	July 30,
(in thousands)	2017	2016
Wholesale	$74,657	$84,395
Direct-to-consumer	44,210	43,952
Total net sales	$118,867	$128,347

Net sales from our wholesale segment decreased $9,738, or 11.5%, to $74,657 in the six months ended July 29, 2017, from $84,395 in the six months ended July 30, 2016 primarily driven by a reduction in full-price orders as a result of management’s decision to eliminate the summer delivery in the first quarter of 2017.

Net sales from our direct-to-consumer segment increased $258, or 0.6%, to $44,210 in the six months ended July 29, 2017 from $43,952 in the six months ended July 30, 2016. Non-comparable sales contributed $1,671 of sales growth which was partly offset by a decline in comparable sales of $1,413, or 3.3%, including e-commerce, reflecting a decrease in average order value. Since July 30,

2016, three new stores have opened, bringing our total retail store count to 55 as of July 29, 2017, compared to 52 as of the end of the prior year period.

Gross profit decreased 8.1% to $51,147 for the six months ended July 29, 2017 versus $55,645 in the prior year. As a percentage of sales, gross margin was 43.0%, compared with 43.4% in the prior year. The total gross margin rate decrease was primarily driven by the following factors:

•	The unfavorable impact from higher product and supply chain costs contributed negatively by approximately 400 basis points;
•	The unfavorable impact from a higher mix of markdown merchandise in the Direct-to-consumer segment contributed negatively by approximately 200 basis points;
•	The favorable impact from reduced discounts in the off-price wholesale channel and a decrease in the rate of sales allowances contributed approximately 400 basis points of improvement; and
•	The favorable change in channel mix contributed approximately 100 basis points of improvement.

SG&A expenses for the six months ended July 29, 2017 were $68,200, increasing $4,752, or 7.5%, versus $63,448 for the six months ended July 30, 2016. SG&A expenses as a percentage of sales were 57.3% and 49.5% for the six months ended July 29, 2017 and July 30, 2016, respectively. The change in SG&A expenses compared to the prior fiscal year period is primarily due to:

•	$2,962 of increased costs associated with the remediation and optimization of the systems implemented in the prior year;
•	$1,266 of increased expenses associated with new stores;
•	$1,213 of increased severance costs;
•

Approximately $1,000 of increased costs associated with the stand-alone systems and supporting services as a result of the transition of the information technology systems and infrastructure in-house from Kellwood;

•	$988 of increased product development costs;
•	$932 of additional one-time investments primarily associated with our efforts to reduce costs and improve profitability;
•	$691 of increased marketing and advertising expenses; and
•	$635 of increased depreciation and amortization expenses primarily associated with our new systems.

The above increases were partially offset by:

•	$2,884 of costs incurred in the prior year associated with the consulting agreements with our co-founders;
•

A decrease in strategic investments of $2,147 related to costs incurred in the prior year related to the realignment of our supplier base, the transition of the information technology systems and infrastructure in-house from Kellwood, severance and other costs related to handbags and costs related to our brand update initiatives; and

•	Approximately $1,200 of net decreased compensation and benefits and temporary labor costs primarily related to a decrease in incentive compensation.

Loss from operations by segment for the six months ended July 29, 2017 and July 30, 2016 is summarized in the following table:

	Six Months Ended
	July 29,	July 30,
(in thousands)	2017	2016
Wholesale	$19,428	$21,006
Direct-to-consumer	(3,084)	1,354
Subtotal	16,344	22,360
Unallocated corporate expenses	(33,397)	(30,163)
Total (loss) income from operations	$(17,053)	$(7,803)

Operating income from our wholesale segment decreased $1,578, or 7.5%, to $19,428 in the six months ended July 29, 2017 from $21,006 in the six months ended July 30, 2016 primarily driven by the sales volume decline discussed above.

Operating income from our direct-to-consumer segment decreased $4,438, or 327.8%, to an operating loss of $3,084 in the six months ended July 29, 2017 from $1,354 in the six months ended July 30, 2016 primarily due to a decrease in gross profit, as well as the impact of higher SG&A expenses associated with increased staffing and occupancy costs and higher digital marketing and advertising expenses.

Unallocated corporate expenses are comprised of selling, general and administrative expenses attributable to corporate and administrative activities (such as marketing, design, finance, information technology, legal and human resources departments), and other charges that are not directly attributable to our reportable segments.

Interest expense increased $434, or 23.0%, to $2,320 in the six months ended July 29, 2017 from $1,886 in the six months ended July 30, 2016 primarily due to higher overall average borrowings on the Revolving Credit Facility.

Other expense, net decreased $185, or 98.4%, to $3 in the six months ended July 29, 2017 from $188 in the six months ended July 30, 2016.

(Benefit) provision for income taxes for the six months ended July 29, 2017 was expense of $48 as compared to a benefit of $5,986 for the six months ended July 30, 2016. Our effective tax rate for the six months ended July 29, 2017 and July 30, 2016 was 0.2% and 60.6%, respectively. The effective tax rate for the six months ended July 29, 2017 differed from the U.S. statutory rate of 35% primarily due to the impact of the valuation allowance established against our deferred tax assets partly offset by state taxes. Our effective tax rate for the six months ended July 30, 2016 differed from the U.S. statutory rate of 35% primarily due to the impact of certain non-deductible executive compensation costs as well as state taxes.

Liquidity and Capital Resources

Our sources of liquidity are cash and cash equivalents, cash flows from operations, if any, borrowings available under the Revolving Credit Facility and our ability to access capital markets. Our primary cash needs are funding working capital requirements, meeting our debt service requirements, paying amounts due under the Tax Receivable Agreement and capital expenditures for new stores and related leasehold improvements. The most significant components of our working capital are cash and cash equivalents, accounts receivable, inventories, accounts payable and other current liabilities. In accordance with new accounting guidance that became effective for fiscal 2016, management believes that once the actions taken by management as described in Note 1 “Description of Business and Basis of Presentation — (C) Sources and Uses of Liquidity” are completed, those actions could alleviate the substantial doubt regarding the Company’s ability to continue as a going concern one year from the date that the financial statements are issued. See Note 1 “Description of Business and Basis of Presentation — (C) Sources and Uses of Liquidity” within the notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional details. In addition, see Part II. Item 1A. “Risk Factors” included in the 2016 Annual Report on Form 10-K and within this Quarterly Report on Form 10-Q.

In June 2017, the Company entered into a Waiver, Consent and First Amendment to the Term Loan Facility (the “Term Loan Amendment”) which, among other things, (i) waives the Consolidated Net Total Leverage Ratio (as defined in the Term Loan Facility) covenant for the test periods from July 2017 through and including April 2019; and (ii) requires, beginning with the payment due on or around January 2018, the Company to pay a quarterly amortization payment of $3,000 for such fiscal quarter and $2,000 for each fiscal quarter thereafter, provided that there is not less than $15,000 of “availability” under the Revolving Credit Facility on a pro forma basis immediately before and after giving effect to such amortization payment. See “Financing Activities – Term Loan Facility” below for further information regarding the amendment.

In June 2017, the Company entered into an amendment under the Revolving Credit Facility which included increasing the borrowing base under the Revolving Credit Facility, therefore increasing availability under this Facility. See “Financing Activities – Revolving Credit Facility” below for further information regarding the amendment.

In August 2017, the Company entered into an Investment Agreement with Sun Cardinal, LLC and SCSF Cardinal, LLC (collectively, the “Sun Cardinal Investors”) and the Company commenced a rights offering (the “2017 Rights Offering”). The 2017 Rights Offering expired on August 30, 2017 and the Company received total subscriptions of $21,976. The Company expects to receive such proceeds on or about September 8, 2017. Additionally, in accordance with the related Investment Agreement the Company expects to receive $8,024 on or about September 8, 2017. The Company will use a portion of the net proceeds received from the 2017 Rights Offering and related Investment Agreement to (1) repay $9,000 under the Company’s Term Loan Facility and (2) repay $15,000, under the Company’s Revolving Credit Facility. The Company intends to use the remaining net proceeds for general corporate purposes, which may include additional payments on the Company’s outstanding indebtedness. Once this is completed, the Term Loan Amendment discussed above will become effective.

Operating Activities

	For the six months ended
(in thousands)	July 29, 2017	July 30, 2016
Operating activities
Net loss	$(19,424)	$(3,891)
Add (deduct) items not affecting operating cash flows:
Depreciation and amortization	4,891	3,985
Provision for inventories	—	1,238
Deferred rent	(480)	470
Deferred income taxes	—	(6,078)
Share-based compensation expense	483	745
Other	442	296
Changes in assets and liabilities:
Receivables, net	(8,603)	(11,640)
Inventories	(3,313)	657
Prepaid expenses and other current assets	(2,181)	(1,098)
Accounts payable and accrued expenses	(9,376)	(21,338)
Other assets and liabilities	(231)	59
Net cash used in operating activities	$(37,792)	$(36,595)

Net cash used in operating activities during the six months ended July 29, 2017 was $37,792, which consisted of a net loss of $19,424, impacted by non-cash items of $5,336 and cash used in working capital of $23,704. Net cash used in working capital primarily resulted from a cash outflow in accounts payable and accrued expenses of $9,376 due to the timing of payments to vendors and a cash outflow of $8,603 in receivables, net primarily driven by the timing of collections.

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

Investing Activities

	For the six months ended
(in thousands)	July 29, 2017	July 30, 2016
Investing activities
Payments for capital expenditures	$(2,716)	$(9,316)
Net cash used in investing activities	$(2,716)	$(9,316)

Net cash used in investing activities of $2,716 during the six months ended July 29, 2017 represents capital expenditures primarily related to the investment in our retail store build-outs, including leasehold improvements and store fixtures and our new systems.

Net cash used in investing activities of $9,316 during the six months ended July 30, 2016 represents capital expenditures related primarily to retail store build-outs, including leasehold improvements and store fixtures and the investment in our new systems and related infrastructure.

Financing Activities

	For the six months ended
(in thousands)	July 29, 2017	July 30, 2016
Financing activities
Proceeds from borrowings under the Revolving Credit Facility	$149,998	$78,270
Repayment of borrowings under the Revolving Credit Facility	(126,682)	(83,247)
Proceeds from common stock issuance, net of transaction costs	—	63,848
Proceeds from stock option exercises and issuance of common stock under employee stock purchase plan	32	2,157
Financing fees	(15)	—
Net cash provided by financing activities	$23,333	$61,028

Net cash provided by financing activities was $23,333 during the six months ended July 29, 2017, primarily consisting of $23,316 of net proceeds from borrowings under our Revolving Credit Facility.

Net cash provided by financing activities was $61,028 during the six months ended July 30, 2016, primarily consisting of $63,848 of net proceeds received from the issuance of common stock in connection with the rights offering completed during the three months ended April 30, 2016, partially offset by $4,977 of net repayments of borrowings under our Revolving Credit Facility.

Revolving Credit Facility

On November 27, 2013, Vince, LLC entered into a $50,000 senior secured revolving credit facility (as amended from time to time, the “Revolving Credit Facility”) with Bank of America, N.A. (“BofA”) as administrative agent. Vince, LLC is the borrower and VHC and Vince Intermediate Holding, LLC, a direct subsidiary of VHC and the direct parent company of Vince, LLC (“Vince Intermediate”), are the guarantors under the Revolving Credit Facility. On June 3, 2015, Vince, LLC entered into a first amendment to the Revolving Credit Facility, that among other things, increased the aggregate commitments under the facility from $50,000 to $80,000, subject to a loan cap which is the lesser of (i) the Borrowing Base, as defined in the loan agreement, (ii) the aggregate commitments, or (iii) $70,000 until debt obligations under the Company’s Term Loan Facility have been paid in full, and extended the maturity date from November 27, 2018 to June 3, 2020.

On June 22, 2017, Vince, LLC entered into a second amendment to the Revolving Credit Facility, which among other things, increased availability under the borrowing base by (i) including in the borrowing base up to $5,000 of cash at Vince Holding Corp. so long as such cash is in a deposit account subject to “control” by the agent, (ii) temporarily increasing the concentration limit for accounts due from a specified wholesale partner through July 31, 2017 and (iii) pursuant to a side letter, dated June 22, 2017, entered into between Vince LLC and BofA (the “LC Side Letter”), including in the borrowing base certain letters of credit (the “Specified LCs” as described under “Bank of Montreal Facility” below), issued for the benefit of BofA as credit support for the obligations outstanding under the Revolving Credit Facility. The LC Side Letter terminates when the obligations under the Revolving Credit Facility are no longer outstanding or when the Specified LCs are released, as described below, whichever is earlier. In addition, the second amendment changed the financial maintenance covenant in the Revolving Credit Facility from a springing minimum EBITDA covenant to a minimum excess availability covenant that must be satisfied at all times. The new financial maintenance covenant requires the loan parties to have excess availability of not less than the greater of 12.5% of the adjusted loan cap then in effect and $5,000. The second amendment also (x) increased the applicable margin on all borrowings of revolving loans by 0.5% per annum and (y) temporarily lowered the thresholds for what constituted a trigger event through August 15, 2017, such that a trigger event meant the greater of 12.5% of the adjusted loan cap then in effect and $5,000. Following August 15, 2017, the trigger event means the greater of 15% of the adjusted loan cap then in effect and $6,000. The second amendment also changed the maturity date to the earlier of (a) June 3, 2020 (or a later date as applicable if the lender participates in any extension series) and (b) 120 days prior to the then scheduled maturity date of the Term Loan Facility to the extent that there are outstanding obligations under the Term Loan Facility on such date.

The Revolving Credit Facility also provides for a letter of credit sublimit of $25,000 (plus any increase in aggregate commitments) and an accordion option that allows for an increase in aggregate commitments up to $20,000. Effective with the second amendment, interest is payable on the loans under the Revolving Credit Facility at either the LIBOR or the Base Rate, in each case, plus an applicable margin of 1.75% to 2.25% for LIBOR loans or 0.75% to 1.75% for Base Rate loans, and in each case subject to a pricing grid based on an average daily excess availability calculation. The “Base Rate” means, for any day, a fluctuating rate per annum equal to the highest of (i) the rate of interest in effect for such day as publicly announced from time to time by BofA as its prime rate; (ii) the Federal Funds Rate for such day, plus 0.50%; and (iii) the LIBOR Rate for a one month interest period as determined on such day, plus 1.0%. During the continuance of an event of default and at the election of the required lender, interest will accrue at a rate of 2% in excess of the applicable non-default rate.

The Revolving Credit Facility contains representations and warranties, other covenants and events of default that are customary for this type of financing, including limitations on the incurrence of additional indebtedness, liens, negative pledges, guarantees, investments, loans, asset sales, mergers, acquisitions, prepayment of other debt, the repurchase of capital stock, transactions with affiliates, and the ability to change the nature of the Company’s business or its fiscal year. The Revolving Credit Facility generally permits dividends in the absence of any event of default (including any event of default arising from the contemplated dividend), so long as (i) after giving pro-forma effect to the contemplated dividend, for the following six months Excess Availability will be at least the greater of 20% of the adjusted loan cap and $10,000 and (ii) after giving pro forma effect to the contemplated dividend, the “Consolidated Fixed Charge Coverage Ratio” for the 12 months preceding such dividend shall be greater than or equal to 1.0 to 1.0 (provided that the Consolidated Fixed Charge Coverage Ratio may be less than 1.0 to 1.0 if, after giving pro forma effect to the contemplated dividend, Excess Availability for the six fiscal months following the dividend is at least the greater of 35% of the adjusted loan cap and $15,000). As of July 29, 2017, we were in compliance with applicable financial covenants. The second amendment replaced and superseded all side letters previously entered into between Vince, LLC and BofA.

As of July 29, 2017, the availability under the Revolving Credit Facility was $18,091 net of the amended loan cap and there were $28,516 of borrowings outstanding and $8,378 of letters of credit outstanding under the Revolving Credit Facility. The weighted average interest rate for borrowings outstanding under the Revolving Credit Facility as of July 29, 2017 was 3.8%.

As of July 30, 2016, the availability under the Revolving Credit Facility was $33,735 net of the amended loan cap and there were $10,023 of borrowings outstanding and $7,474 of letters of credit outstanding under the Revolving Credit Facility. The weighted average interest rate for borrowings outstanding under the Revolving Credit Facility as of July 30, 2016 was 2.8%.

Bank of Montreal Facility

On June 22, 2017, Vince, LLC entered into a credit facility agreement with the Bank of Montreal to issue the Specified LCs (the “BMO LC Line”), as discussed under the Revolving Credit Facility above. The BMO LC Line is guaranteed by Sun Capital Fund V, L.P., an affiliate of Sun Capital Partners, Inc. The initial BMO LC Line was issued in the amount of $5,000. The maximum draw amount for all Specified LCs is $10,000. The BMO LC Line is currently unsecured but may be secured subject to the terms of an intercreditor agreement between BofA and Bank of Montreal. BofA will be permitted to draw on the Specified LCs upon the occurrence of certain events specified therein. The Specified LCs under the BMO LC Line were undrawn as of July 29, 2017. In the event BofA draws on the Specified LCs upon the occurrence of a draw event, the loan will be subject to certain customary terms and conditions pursuant to the applicable loan authorization document. The BMO LC Line also may be released upon request by Vince, LLC so long as the Company has received at least $30,000 of cash proceeds from the 2017 Rights Offering, $15,000 of which must be used to repay the principal amount of the outstanding loans under the Revolving Credit Facility (without permanent reduction of commitments) or the Excess Availability is greater than $10,000 after giving pro forma effect to the 2017 Rights Offering proceeds. The undrawn portion of the face amount of the Specified LCs is subject to a standard 3% annual fee.

Term Loan Facility

On November 27, 2013, in connection with the closing of the IPO and Restructuring Transactions, Vince, LLC and Vince Intermediate entered into a $175,000 senior secured term loan facility (as amended from time to time, the “Term Loan Facility”) with the lenders party thereto, BofA, as administrative agent, JP Morgan Chase Bank and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers, and Cantor Fitzgerald as documentation agent. The Term Loan Facility will mature on November 27, 2019. Vince, LLC and Vince Intermediate are borrowers (together, the “Borrowers”) and VHC is a guarantor under the Term Loan Facility.

On June 30, 2017, the Borrowers entered into a Waiver, Consent and First Amendment (the “Term Loan Amendment”) which, among other things, (i) waives the Consolidated Net Total Leverage Ratio (as defined in the Term Loan Facility) covenant (as described below) for the test periods from July 2017 through and including April 2019; (ii) requires the Borrowers, beginning with the payment due on or around January 2018, to pay a quarterly amortization payment of $3,000 for such fiscal quarter and $2,000 for each fiscal quarter thereafter, provided that there is not less than $15,000 of “availability” under the Revolving Credit Facility on a pro forma basis immediately before and after giving effect to such amortization payment; (iii) prohibits the Company from making any payments on the Tax Receivable Agreement (see Note 11 “Related Party Transactions” within the notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further information) before the first amortization payment referenced above is made or if the Borrowers are not current on any of the foregoing amortization payments; (iv) increases the applicable margin by 2.0% per annum on all term loan borrowings; (v) requires the Borrowers to pay a fee to consenting term lenders equal to 0.5% of the outstanding principal amount of such lender’s term loans as of the effective date of the Term Loan Amendment; (vi) eliminates the Borrower’s ability to designate subsidiaries as unrestricted and to make certain payments, restricted payments and investments with certain funds considered “available excess amount” (as defined in the Term Loan Facility); (vii) eliminates the uncommitted incremental facility; and (viii) limits certain intercompany transactions between a loan party and a non-loan party subsidiary. The Term Loan Amendment will become effective on or about September 8, 2017 when the Company expects to receive $30,000 of gross proceeds in connection with the 2017 Rights Offering and related Investment Agreement (see Note 12 “Subsequent Events” within the notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further details) and will use a portion of such proceeds to prepay $9,000 in principal amount under the Term Loan Facility.

As of July 29, 2017, interest was payable on loans under the Term Loan Facility at a rate of either (i) the Eurodollar rate (subject to a 1.00% floor) plus an applicable margin of 4.75% to 5.00% based on a consolidated net total leverage ratio or (ii) the base rate applicable margin of 3.75% to 4.00% based on a consolidated net total leverage ratio. Effective with the Term Loan Amendment, interest is payable on loans under the Term Loan Facility at a rate of either (i) the Eurodollar rate (subject to a 1.00% floor) plus an applicable margin of 7.00% or (ii) the base rate applicable margin of 6.00%. During the continuance of a payment or bankruptcy event of default, interest will accrue (i) on the overdue principal amount of any loan at a rate of 2% in excess of the rate otherwise applicable to such loan and (ii) on any overdue interest or any other outstanding overdue amount at a rate of 2% in excess of the non-default interest rate then applicable to base rate loans. The Term Loan Facility requires Vince, LLC and Vince Intermediate to make mandatory prepayments upon the occurrence of certain events, including additional debt issuances, common and preferred stock issuances, certain asset sales, and annual payments of 50% of excess cash flow, subject to reductions to 25% and 0% if Vince, LLC and Vince Intermediate maintain a Consolidated Net Total Leverage Ratio of 2.50 to 1.00 and 2.00 to 1.00, respectively, and subject to reductions for voluntary prepayments made during such fiscal year.

The Term Loan Facility contains a requirement that Vince, LLC and Vince Intermediate maintain a “Consolidated Net Total Leverage Ratio” as of the last day of any period of four fiscal quarters not to exceed 3.25 to 1.00. The Term Loan Facility permits Vince Holding Corp. to make a Specified Equity Contribution, as defined under the Agreement, to the Borrowers in order to increase, dollar for dollar, Consolidated EBITDA for such fiscal quarter for the purposes of determining compliance with this covenant at the end of such fiscal quarter and applicable subsequent periods provided that (a) in each four fiscal quarter period there shall be at least two fiscal quarters in which no Specified Equity Contribution is made; (b) no more than five Specified Equity Contributions shall be made in the aggregate during the term of the Agreement; and (c) the amount of any Specified Equity Contribution shall be no greater than the amount required to cause the Company to be in compliance with this covenant. Approximately $18,072 has been contributed by Vince Holding Corp. to Vince, LLC as a Specified Equity Contribution. As discussed above, the Term Loan Amendment waives the Consolidated Net Total Leverage Ratio covenant for the test periods from July 2017 through and including April 2019. Since the Term Loan Amendment will not become effective until on or about September 8, 2017, concurrently with the execution and delivery of the Term Loan Amendment, the Borrowers entered into a side letter waiver with certain lenders under the Term Loan Facility and BofA, as agent, to waive the Consolidated Net Total Leverage Ratio covenant for the July 2017 testing period.

In addition, the Term Loan Facility contains customary representations and warranties, other covenants, and events of default, including but not limited to, limitations on the incurrence of additional indebtedness, liens, negative pledges, guarantees, investments, loans, asset sales, mergers, acquisitions, prepayment of other debt, the repurchase of capital stock, transactions with affiliates, and the ability to change the nature of the Company’s business or its fiscal year, and distributions and dividends. The Term Loan Facility generally permits dividends to the extent that no default or event of default is continuing or would result from the contemplated dividend and the pro forma Consolidated Net Total Leverage Ratio after giving effect to such contemplated dividend is at least 0.25 lower than the maximum Consolidated Net Total Leverage Ratio for such quarter in an amount not to exceed the excess available amount, as defined in the loan agreement. All obligations under the Term Loan Facility are guaranteed by VHC and any future material domestic restricted subsidiaries of Vince, LLC and secured by a lien on substantially all of the assets of VHC, Vince, LLC and Vince Intermediate and any future material domestic restricted subsidiaries. As of July 29, 2017, after giving effect to the waiver described above, we were in compliance with applicable covenants.

Through July 29, 2017, on an inception to date basis, we have made voluntary prepayments totaling $130,000 in the aggregate on the original $175,000 Term Loan Facility entered into on November 27, 2013 with no such prepayments made during the six months ended July 29, 2017. As of July 29, 2017, the Company had $45,000 of debt outstanding under the Term Loan Facility.

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

A summary of our critical accounting policies is included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2016 Annual Report on Form 10-K. As of July 29, 2017, there have been no material changes to the critical accounting policies contained therein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our principal market risk relates to interest rate sensitivity, which is the risk that changes in interest rates will reduce our net income or net assets. Our variable rate debt consists of borrowings under the Term Loan Facility and Revolving Credit Facility. Our interest rate on the Term Loan Facility as of July 29, 2017 was based on the Eurodollar rate (subject to a 1.00% floor) plus an applicable margin of 4.75% to 5.00%. Our interest rate on the Revolving Credit Facility is based on the Eurodollar rate or the Base Rate (as defined in the Revolving Credit Facility) with applicable margins subject to a pricing grid based on excess availability. As of July 29, 2017, a one percentage point increase in the interest rate on our variable rate debt would result in additional interest expense of approximately $735 for the $73,516 of borrowings outstanding under the Term Loan Facility and Revolving Credit Facility as of such date, calculated on an annual basis.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of July 29, 2017.

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

Remediation Plan

Management has initiated a remediation plan, some of which has been implemented during the first half of fiscal 2017, to address the control deficiencies that led to the material weaknesses. The remediation plan includes, but is not limited to:

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

Changes in Internal Control Over Financial Reporting

In connection with the remediation plan discussed above, the following changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended July 29, 2017:

•	The Company implemented segregation of duties and internal controls related to the payroll system; and
•	The Company modified system access rights of all retail store personnel, the largest group of systems users, with segregation of duties commensurate to the job responsibilities.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On May 5, 2017, a complaint was filed in the United States District Court for the Eastern District of New York on behalf of a putative class of our stockholders, naming us as well as Brendan Hoffman, our Chief Executive Officer, and David Stefko, our Executive Vice President, Chief Financial Officer, as defendants. The complaint, brought on behalf of all persons who purchased our common stock between December 8, 2016 and April 27, 2017, generally alleges that we and the named officers made false and/or misleading statements and/or failed to disclose matters relating to the transition of our ERP systems from Kellwood. The complaint brings causes of action for violations of Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) against us and the two named officers and for violations of Section 20(a) of the Exchange Act against the two named officers.  The complaint seeks unspecified monetary damages and unspecified costs and fees. On August 3, 2017, the court appointed a lead plaintiff and lead counsel.  The lead plaintiff has notified the Company that he intends to serve an amended complaint, which must be filed on or before October 2, 2017.

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

ITEM 1A. RISK FACTORS

The risk factors disclosed in the Company’s 2016 Annual Report on Form 10-K, in addition to the other information set forth in this report on Form 10-Q, could materially affect the Company’s business, financial condition or results. The Company’s risk factors have not changed materially from those disclosed in its 2016 Annual Report on Form 10-K other than those listed below. All amounts disclosed are in thousands except per share amounts.

Our ability to continue to have the liquidity necessary to service our debt, meet contractual payment obligations, including under the Tax Receivable Agreement, and fund our operations depends on many factors, including our ability to generate sufficient cash flow from operations, maintain adequate availability under our Revolving Credit Facility or obtain other financing.

Our recent financial results have been, and our future financial results are expected to be, subject to substantial fluctuations impacted by business conditions and macroeconomic factors. As a result, we have faced liquidity challenges over the last several fiscal quarters and expect those challenges to continue for the foreseeable future. Our ability to timely service our indebtedness, meet contractual payment obligations and fund our operations, as well as continue as a going concern, will depend on our ability to generate sufficient cash, either through cash flows from operations, borrowing availability under our Revolving Credit Facility, or other financing. While we have taken the steps discussed below to address our liquidity needs, there can be no assurances that (1) we will be able to generate sufficient cash flow from operations to meet our liquidity needs, (2) we will have the necessary availability under the Revolving Credit Facility or be able to obtain other financing when liquidity needs arise, (3) vendors will not require additional accelerated payment terms or prepayments which put additional pressure on our liquidity or (4) that the funds held by Vince Holding Corp., including proceeds from the 2017 Rights Offering if it is completed, will be sufficient to support additional Specified Equity Contributions (as defined in the Term Loan Facility) if needed.

We have taken steps over the last 18 months to address our liquidity needs. In April 2016, we completed a rights offering (the “2016 Rights Offering”), pursuant to which we received gross proceeds of $65,000, including proceeds from the backstop investment by Sun Cardinal and SCSF Cardinal. We used a portion of the net proceeds received from the 2016 Rights Offering and related investment agreement to (1) repay the amount owed by the Company under the Tax Receivable Agreement, between us and Sun Cardinal, for itself and as a representative of the other stockholders party thereto for the tax benefit with respect to the 2014 taxable year including accrued interest, totaling $22,262, and (2) repay all then outstanding indebtedness, totaling $20,000, under the Revolving Credit Facility. The remaining net proceeds have been held in the account of Vince Holding Corp. until needed by its operating subsidiary for additional strategic investments and general corporate purposes. Approximately $18,072 of such funds have been contributed to the operating subsidiary as Specified Equity Contributions under the Term Loan Facility, as described in the immediately proceeding risk factor, and used to fund our operations. As of July 29, 2017, $3,175 of funds from the 2016 Rights Offering remain held by Vince Holding Corp.

More recently, we entered into an amendment under the Revolving Credit Facility (the “ABL Amendment”) in June 2017 to provide additional flexibility under the Revolving Credit Facility, including increasing the borrowing base under the Revolving Credit Facility. See Note 4 “Long-Term Debt and Financing Arrangements” to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional details regarding the ABL Amendment.

Our business is dependent upon our ability to procure finished goods from our vendors. Recently, certain vendors have demanded accelerated payment terms or prepayments as a condition to delivering finished goods to us. Such demands have put additional pressure on our liquidity position and could eventually jeopardize our ability to procure the finished goods we need to operate our business. In certain instances other vendors have required deposits or reserves. To address these concerns with inventory vendors, we have begun utilizing letters of credit issuable under the Revolving Credit Facility. In addition, we entered into a sourcing agreement with Rebecca Taylor in July 2017, which allows us to utilize letters of credit issued under Rebecca Taylor’s credit facility to address the credit risk concerns that resulted in the demands by the vendors for accelerated terms and prepayments. See Note 11 “Related Party Transactions” to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional details regarding the sourcing arrangement with Rebecca Taylor. As of July 29, 2017, we had $903 of letters of credit outstanding under the Revolving Credit Facility and placed $7,315 of orders under the sourcing agreement with Rebecca Taylor. Management continues to have active discussions with the inventory vendors and believes that these actions as well as the proceeds that will be received from the 2017 Rights Offering and related Investment Agreement, could allow the Company to get back to normal terms with its inventory vendors in the near future. The Company may also pursue engaging new alternative vendors with more favorable terms. However, there are no assurances that these efforts will be sufficient to enable us to meet the demands of our vendors and procure the finished goods that we are currently expecting.

In August 2017, the Company entered into an Investment Agreement with Sun Cardinal, LLC and SCSF Cardinal, LLC (collectively, the “Sun Cardinal Investors”) and the Company commenced a rights offering (the “2017 Rights Offering”). The 2017 Rights Offering expired on August 30, 2017 and the Company received total subscriptions of $21,976. The Company expects to receive such proceeds on or about September 8, 2017. Additionally, in accordance with the related Investment Agreement the Company expects to receive $8,024 on or about September 8, 2017. The Company will use a portion of the net proceeds received from the 2017 Rights Offering and related Investment Agreement to (1) repay $9,000 under the Company’s Term Loan Facility and (2) repay $15,000, under the Company’s Revolving Credit Facility. The Company intends to use the remaining net proceeds for general corporate purposes, which may include additional payments on the Company’s outstanding indebtedness.

The Company has been subject to a commercial finance examination associated with the Revolving Credit Facility agreement. Additionally, beginning with the first quarter of fiscal 2017, certain reserves were placed on the Company’s borrowing capacity under the Revolving Credit Facility. While the examination has been completed, the Company is currently finalizing discussions with the lenders regarding the results of the audit, potential future changes to the availability under the Revolving Credit Facility, and the removal of those reserves.

As part of management’s plan of mitigating actions, management has engaged various consulting firms to assist with the pursuit of cost reduction initiatives in order to improve the Company’s financial performance. Certain initiatives from these efforts are complete, some are in process of being executed, and others are still being fully identified. Additionally, management has entered into limited distribution arrangements with Nordstrom, Inc. and Neiman Marcus Group LTD, which will take effect in fiscal 2018, in order to rationalize its department store distribution strategy which could improve profitability in the Wholesale segment in the future and to enable management to focus on other areas of growth for the brand, particularly in the Direct-to-consumer segment. The Company will also expand its product offerings with the launch of its home capsule collection during the third quarter of fiscal 2017 and the re-launch of its handbag collection during the fourth quarter of fiscal 2017. Management expects that the majority of the benefit from these cost savings and other strategic initiatives will not be fully realized until fiscal 2018.

As of July 29, 2017, we had $3,803 of cash and cash equivalents on hand in addition to $18,091 of availability under the Revolving Credit Facility, inclusive of the additional borrowing capacity provided by the ABL Amendment. We currently expect such cash and cash equivalents on hand and the availability under the Revolving Credit Facility to last approximately twelve months, absent the receipt of proceeds from the 2017 Rights Offering (including the related Investment Agreement) and the cost reduction initiatives discussed above, assuming the monthly burn rate of approximately $1,400. Our monthly burn rate is subject to significant variations based on purchasing requirements and the timing of receipts and payables, as well as seasonal factors. Therefore, the burn rate is not necessarily indicative of our future performance.

In the event that we are unable to timely service our debt, meet other contractual payment obligations or fund our other liquidity needs for any reason, we would need to refinance all or a portion of our indebtedness before maturity, seek additional waivers of or amendments to our contractual obligations for payment, reduce or delay scheduled expansions and capital expenditures, sell material assets or operations or seek alternative financing. Our inability to meet our obligations under our debt agreements or other contracts could result in a default under the Term Loan Facility or the Revolving Credit Facility, which could result in all amounts outstanding under those credit facilities becoming immediately due and payable. Additionally, the lenders under those credit facilities would not be obligated to lend us additional funds. In addition, our management has also concluded as of July 29, 2017, in accordance with the new accounting guidance, that there is substantial doubt about our ability to continue as a going concern within the next twelve months. See “—In accordance with the new accounting guidance that became effective for fiscal 2016, our management has concluded that there is substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued” for additional details.

If we are unable to settle the 2017 Rights Offering (including the related Investment Agreement) for any reason, we would likely be unable to comply with the Consolidated Net Leverage Ratio (as defined in the Term Loan Facility) covenant in the Term Loan Facility, which would result in a default under the Term Loan Facility unless we are able to obtain a waiver or amendment from the lenders thereunder or refinance such indebtedness.

The Term Loan Amendment, among other things, waives the Consolidated Net Total Leverage Ratio covenant for the test periods from July 2017 through and including April 2019. However, the effectiveness of the Term Loan Amendment is subject to certain conditions, including us receiving at least $30,000 of proceeds in connection with the 2017 Rights Offering (including the related Investment Agreement) and using a portion of such proceeds to prepay $9,000 in principal amount of outstanding term loans. If we are unable to satisfy this condition, we may be unable to comply with the Consolidated Net Leverage Ratio covenant in the Term Loan Facility beginning with the July 2017 test period.

Through June 2017, we utilized $18,072 of the funds from the 2016 Rights Offering held by Vince Holding Corp. to make Specified Equity Contributions, as defined under the Term Loan Facility, in connection with the calculation of the Consolidated Net Total Leverage Ratio covenant, so that the Consolidated Net Total Leverage Ratio covenant would not exceed 3.25 to 1.00 as of January 28, 2017 and April 29, 2017, respectively. The remaining funds at Vince Holding Corp. totaled $3,175 as of July 29, 2017. Such remaining funds may not be sufficient to cure any non-compliance with the Consolidated Net Total Leverage Ratio in the event the 2017 Rights Offering is not consummated.

In addition, there are restrictions on the number of Specified Equity Contributions we may make under the Term Loan Facility, including a limit of two Specific Equity Contributions during any four fiscal quarter period and no more than five Specified Equity Contributions during the term of the Term Loan Facility. Based on these restrictions, if the 2017 Rights Offering is not settled, we would not be able to make a Specified Equity Contribution to cure any default under the Consolidated Net Total Leverage Ratio covenant for the test periods ending July 29, 2017 and October 28, 2017 and would have three additional Specified Equity Contributions to utilize for the remainder of the term of the Term Loan Facility.

If we cannot comply with the Consolidated Net Total Leverage Ratio for any reason, we will be in default under the Term Loan Facility unless we are able to obtain a waiver or amendment from the lenders thereunder or we are able to refinance such indebtedness. A default could lead to an acceleration of our obligations under the Term Loan Facility and other indebtedness which would have a material adverse impact on our business, financial condition and operating results, including preventing us from continuing our operations.

In accordance with the new accounting guidance that became effective for fiscal 2016, our management has concluded that there is substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued.

In accordance with the new accounting guidance that became effective for fiscal 2016, management has the responsibility to evaluate whether conditions and/or events raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. As required by this standard, management’s evaluation does not initially consider the potential mitigating effects of management’s plans that have not been fully implemented as of the date the financial statements are issued. As further discussed in Note 1 “Description of Business and Basis of Presentation — (C) Sources and Uses of Liquidity” to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, our management believes that once the actions taken by management as discussed in Note 1 are completed, those actions could alleviate the substantial doubt regarding the Company’s ability to continue as a going concern one year from the date the financial statements are issued. Our financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Our ability to continue as a going concern depends on the execution of our plans to mitigate the substantial doubt that currently exists. While management believes that these plans are reasonably possible of occurring, it cannot predict with certainty the impact of various factors, including a challenging retail environment, on the Company’s business operations and financial results. Such impact could give rise to unanticipated capital needs that we may not be able to meet and/or result in our inability to service our existing debt or comply with the covenants therein. While we have entered into the Term Loan Amendment and the ABL Amendment to, among other things, waive our requirement to comply with the Consolidated Net Total Leverage Ratio (as defined in the Term Loan Facility) covenant and increase liquidity, respectively, the Term Loan Amendment will not become operative until we receive $30,000 in proceeds from the 2017 Rights Offering. If we do not complete the 2017 Rights Offering we may be unable to comply with the Consolidated Net Total Leverage Ratio covenant in our Term Loan Facility beginning with the July 2017 test period and may be unable to service our debt. If such an event occurs, if we are unsuccessful in securing amendments to our existing debt agreements or other financing arrangement or otherwise improving our capital structure, we may be unable to meet our payment obligations as they become due and may be required to restructure our business. In addition, the inclusion of management’s conclusion described above has had and may continue to materially adversely affect the Company’s stock price and its relationships with its customers, vendors and other business partners.

We are currently not in compliance with the New York Stock Exchange's (“NYSE”) minimum share price requirement and market capitalization requirement, and we are at risk of NYSE delisting our common stock, which could materially impair the liquidity and value of our common stock.

Our common stock is currently listed on the NYSE. On May 17, 2017, we were notified by the NYSE that (i) the average closing price of our common stock had fallen below $1.00 per share over a period of 30 consecutive trading days, which is the minimum average share price required by NYSE and (ii) the average global market capitalization over a consecutive thirty trading-day period had fallen below $50,000 at the same time our stockholders’ equity was less than $50,000. We need to bring our share price and consecutive thirty trading-day average share price, as measured on the last trading day of any calendar month during the sixth month period following receipt of the NYSE notice (the “Notice”), above $1.00 per share or NYSE will commence suspension and delisting procedures. In addition, if our common stock price remains below the $1.00 per share threshold and falls to the point where NYSE considers the stock price to be “abnormally low,” NYSE has the discretion to begin delisting procedures immediately.

We have submitted a letter to NYSE (the “Response Letter”), confirming the receipt of the Notice and our intent to cure the deficiencies. The Company must bring its share price and consecutive 30 trading-day average share price above $1.00 by November 17, 2017. The Company may regain compliance at any time during this six-month cure period if on the last trading day of any calendar month during such six-month cure period (i) the Company’s closing stock price is at least $1.00 and (ii) the Company's consecutive 30-trading day average closing stock price is at least $1.00 per common share. In order to regain compliance with the $1.00 per common share requirement, the Company may need to pursue corporate actions such as a reverse stock split, which would require the approval of a majority of the Company’s stockholders.

In addition, the Company sent to NYSE a business plan that demonstrates its strategy to regain compliance with the requirement to maintain a 30-trading day average market capitalization of at least $50,000 or $50,000 of stockholders’ equity within 18 months of receipt of the Notice. NYSE has reviewed the business plan and determined that the Company has made reasonable demonstration of its ability to come into conformity with the relevant standards within such 18-month period. As such, the Company is currently subject to ongoing quarterly monitoring for compliance with the business plan for an 18-month period concluding in February 2019.

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

No assurance can be given that the Company will be able to regain compliance with these requirements or maintain compliance with the other continued listing requirements set forth in the NYSE Listed Company Manual. If the Company's common stock ultimately were to be suspended from trading and delisted for any reason, it could have adverse consequences including, among others, reduced trading liquidity of the common stock, lower demand and market price for those shares, adverse publicity and a reduced interest in the Company from investors, analysts and other market participants. In addition, a suspension or delisting could impair the Company’s ability to raise additional capital through the public markets and the Company’s ability to attract and retain employees by means of equity compensation.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

 None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On August 31, 2017, a severance agreement between Vince, LLC and Katayone Adeli, our former Artistic Director and a named executive officer for fiscal 2016, became effective. Ms. Adeli departed from the Company on May 8, 2017. Pursuant to the severance agreement, Vince, LLC will pay Ms. Adeli an aggregate amount of $1.2 million, payable as follows: $200,000 in October 2017; $350,000 in March 2018; $250,000 in June 2018; $250,000 in September 2018; and $150,000 in December 2018. In exchange, Ms. Adeli executed and delivered a release of claims against us. The severance agreement replaces and supersedes the terms under Ms. Adeli’s employment agreement; provided that Ms. Adeli will continue to be subject to the non-solicitation and other restrictive covenants contained in her employment agreement.

The foregoing summary of the severance agreement does not purport to be a complete description and is qualified in its entirety by reference to the terms and conditions of the actual severance agreement, which will be included as an exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ending October 28, 2017.

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

Signature	Title	Date

/s/ David Stefko David Stefko	Executive Vice President, Chief Financial Officer (as duly authorized officer and principal financial officer)	September 7, 2017