Form 10-Q
period 2017-10-28
VINCE HOLDING CORP.
filed 2017-12-07
CIK 1579157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 28, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Common Stock	Outstanding at November 30, 2017
Common Stock, $0.01 par value per share	11,615,840 shares

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

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, and any statements incorporated by reference herein, contains forward-looking statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements are indicated by words or phrases such as “may,” “will,” “should,” “believe,” “expect,” “seek,” “anticipate,” “intend,” “estimate,” “plan,” “target,” “project,” “forecast,” “envision” and other similar phrases. Although we believe the assumptions and expectations reflected in these forward-looking statements are reasonable, these assumptions and expectations may not prove to be correct and we may not achieve the results or benefits anticipated. These forward-looking statements are not guarantees of actual results, and our actual results may differ materially from those suggested in the forward-looking statements. These forward-looking statements involve a number of risks and uncertainties, some of which are beyond our control, including, without limitation: our ability to continue having the liquidity necessary to service our debt, meet contractual payment obligations (including amortization payments under the Term Loan Facility as well as payments under the Tax Receivable Agreement) and fund our operations; our ability to comply with the covenants under our credit facilities; our ability to successfully operate the newly implemented systems, processes and functions recently transitioned from Kellwood Company; our ability to remediate the identified material weaknesses in our internal control over financial reporting; our ability to regain compliance with the continued listing standards of the New York Stock Exchange; our ability to ensure the proper operation of the distribution facility by a third-party logistics provider recently transitioned from Kellwood; our ability to remain competitive in the areas of merchandise quality, price, breadth of selection and customer service; our ability to anticipate and/or react to changes in customer demand and attract new customers, including in connection with making inventory commitments; our ability to control the level of sales in the off-price channels; our ability to manage excess inventory in a way that will promote the long-term health of the brand; changes in consumer confidence and spending; our ability to maintain projected profit margins; unusual, unpredictable and/or severe weather conditions; the execution and management of our retail store growth plans, including the availability and cost of acceptable real estate locations for new store openings; the execution and management of our international expansion, including our ability to promote our brand and merchandise outside the U.S. and find suitable partners in certain geographies; our ability to expand our product offerings into new product categories, including the ability to find suitable licensing partners; our ability to successfully implement our marketing initiatives; our ability to protect our trademarks in the U.S. and internationally; our ability to maintain the security of electronic and other confidential information; serious disruptions and catastrophic events; changes in global economies and credit and financial markets; competition; our ability to attract and retain key personnel; commodity, raw material and other cost increases; compliance with domestic and international laws, regulations and orders; changes in laws and regulations; outcomes of litigation and proceedings and the availability of insurance, indemnification and other third-party coverage of any losses suffered in connection therewith; tax matters; and other factors as set forth from time to time in our Securities and Exchange Commission filings,  including those described in this report on Form 10-Q and our 2016 Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 28, 2017 (our “2016 Annual Report on Form 10-K”) under the heading “Item 1A—Risk Factors.” We intend these forward-looking statements to speak only as of the time of this report on Form 10-Q and do not undertake to update or revise them as more information becomes available, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data, unaudited)

	October 28,	January 28,
	2017	2017
Assets
Current assets:
Cash and cash equivalents	$5,723	$20,978
Trade receivables, net	31,278	10,336
Inventories, net	51,378	38,529
Prepaid expenses and other current assets	4,045	4,768
Total current assets	92,424	74,611
Property and equipment, net	38,799	42,945
Intangible assets, net	77,249	77,698
Goodwill	41,435	41,435
Other assets	2,816	2,791
Total assets	$252,723	$239,480

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$15,717	$37,022
Accrued salaries and employee benefits	5,045	3,427
Other accrued expenses	11,522	9,992
Current portion of long-term debt	9,000	—
Total current liabilities	41,284	50,441
Long-term debt	57,621	48,298
Deferred rent	15,927	16,892
Other liabilities	137,830	137,830

Commitments and contingencies (Note 8)

Stockholders' equity (deficit):
Common stock at $0.01 par value (100,000,000 shares authorized, 11,615,984 and 4,942,760 shares issued and outstanding at October 28, 2017 and January 28, 2017, respectively)	116	49
Additional paid-in capital	1,113,146	1,083,172
Accumulated deficit	(1,113,136)	(1,097,137)
Accumulated other comprehensive loss	(65)	(65)
Total stockholders' equity (deficit)	61	(13,981)
Total liabilities and stockholders' equity (deficit)	$252,723	$239,480

See notes to unaudited condensed consolidated financial statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data, unaudited)

	Three Months Ended		Nine Months Ended
	October 28,	October 29,	October 28,	October 29,
	2017	2016	2017	2016
Net sales	$79,067	$75,973	$197,934	$204,320
Cost of products sold	42,400	38,015	110,120	110,717
Gross profit	36,667	37,958	87,814	93,603
Selling, general and administrative expenses	31,358	31,895	99,558	95,343
Income (loss) from operations	5,309	6,063	(11,744)	(1,740)
Interest expense, net	1,693	1,023	4,013	2,909
Other expense, net	113	191	116	379
Income (loss) before income taxes	3,503	4,849	(15,873)	(5,028)
(Benefit) provision for income taxes	(6)	1,469	42	(4,517)
Net income (loss)	$3,509	$3,380	$(15,915)	$(511)
Earnings (loss) per share:
Basic earnings (loss) per share	$0.41	$0.69	$(2.58)	$(0.11)
Diluted earnings (loss) per share	$0.41	$0.68	$(2.58)	$(0.11)
Weighted average shares outstanding:
Basic	8,610,869	4,928,744	6,166,219	4,541,966
Diluted	8,611,308	4,947,990	6,166,219	4,541,966

See notes to unaudited condensed consolidated financial statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands, unaudited)

	Three Months Ended		Nine Months Ended
	October 28,	October 29,	October 28,	October 29,
	2017	2016	2017	2016
Net income (loss)	$3,509	$3,380	$(15,915)	$(511)
Comprehensive income (loss)	$3,509	$3,380	$(15,915)	$(511)

See notes to unaudited condensed consolidated financial statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands, unaudited)

	For the nine months ended
	October 28, 2017	October 29, 2016
Operating activities
Net income (loss)	$(15,915)	$(511)
Add (deduct) items not affecting operating cash flows:
Depreciation and amortization	7,398	6,203
Provision for inventories	165	815
Deferred rent	(974)	596
Deferred income taxes	—	(4,710)
Share-based compensation expense	912	1,383
Other	1,003	456
Changes in assets and liabilities:
Receivables, net	(20,942)	(7,213)
Inventories	(13,014)	1,341
Prepaid expenses and other current assets	765	9
Accounts payable and accrued expenses	(17,234)	(32,706)
Other assets and liabilities	(810)	185
Net cash used in operating activities	(58,646)	(34,152)
Investing activities
Payments for capital expenditures	(3,017)	(12,677)
Net cash used in investing activities	(3,017)	(12,677)
Financing activities
Proceeds from borrowings under the Revolving Credit Facility	234,867	118,567
Repayment of borrowings under the Revolving Credit Facility	(207,991)	(125,767)
Repayment of borrowings under the Term Loan Facility	(9,000)	—
Proceeds from common stock issuance, net of transaction costs	29,047	63,773
Proceeds from stock option exercises and issuance of common stock under employee stock purchase plan	40	4,731
Financing fees	(555)	—
Net cash provided by financing activities	46,408	61,304
(Decrease) increase in cash and cash equivalents	(15,255)	14,475
Cash and cash equivalents, beginning of period	20,978	6,230
Cash and cash equivalents, end of period	$5,723	$20,705

Supplemental Disclosures of Cash Flow Information
Cash payments on Tax Receivable Agreement obligation	$—	$22,262
Cash payments for interest	3,104	2,107
Cash payments for income taxes, net of refunds	78	319
Supplemental Disclosures of Non-Cash Investing and Financing Activities
Capital expenditures in accounts payable and accrued liabilities	89	1,447

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

The condensed consolidated financial statements include the Company’s accounts and the accounts of the Company’s wholly-owned subsidiaries as of October 28, 2017. All intercompany accounts and transactions have been eliminated. In the opinion of management, the financial statements contain all adjustments (consisting solely of normal recurring adjustments) and disclosures necessary to make the information stated therein not misleading. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or the fiscal year as a whole.

(C) Reverse Stock Split: At the close of business on October 23, 2017, the Company effected a 1-for-10 reverse stock split (the “Reverse Stock Split”). The Company’s common stock began trading on a split-adjusted basis when the market opened on October 24, 2017. Pursuant to the Reverse Stock Split, every 10 shares of the Company’s issued and outstanding common stock were automatically converted into one share of common stock. No fractional shares were issued if, as a result of the Reverse Stock Split, a stockholder would otherwise have been entitled to a fractional share. Instead, each stockholder was entitled to receive a cash payment based on a pre-split cash in lieu rate of $0.48, which was the average closing price per share on the New York Stock Exchange for the five consecutive trading days immediately preceding October 23, 2017.

The number of authorized shares of common stock has also been reduced from 250,000,000 to 100,000,000. The Company had increased the number of authorized shares from 100,000,000 to 250,000,000 on September 6, 2017 in connection with the closing of the 2017 Rights Offering and related 2017 Investment Agreement (each as defined below) on September 8, 2017.

The accompanying financial statements and notes to the financial statements give retroactive effect to the Reverse Stock Split for all periods presented, unless otherwise noted. The calculation of basic and diluted net earnings (loss) per share, as presented in the condensed consolidated statements of operations, have been determined based on a retroactive adjustment of weighted average shares outstanding for all periods presented. To reflect the reverse stock split on shareholders’ equity, the Company reclassified an amount equal to the par value of the reduced shares from the common stock par value account to the additional paid in capital account, resulting in no net impact to shareholders' equity on the condensed consolidated balance sheets.

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

Since fiscal 2015 the Company made significant strategic decisions and investments to reset and support the future growth of the Vince brand. Management believes these significant investments are essential to the commitment to developing a strong foundation from which the Company can drive consistent profitable growth for the long term. In order to enhance the Company’s liquidity position in support of these investments, the Company performed the following actions:

•

During the three months ended April 30, 2016, the Company completed a rights offering (the “2016 Rights Offering”) and related Investment Agreement (the “2016 Investment Agreement”) transactions, issuing an aggregate of 11,818,181 shares of its common stock prior to adjustment for the Reverse Stock Split for total gross proceeds of $65,000. The Company used a portion of the net proceeds received from the 2016 Rights Offering and related 2016 Investment Agreement to (1) repay the amount owed by the Company under the Tax Receivable Agreement with Sun Cardinal, LLC (“Sun Cardinal”), for itself and as a representative of the other stockholders party thereto, for the tax benefit with respect to the 2014 taxable year including accrued interest, totaling $22,262, and (2) repay all then outstanding indebtedness, totaling $20,000, under the Revolving Credit Facility, allowing full borrowing capacity under this facility at that time.

•

To provide the Company with greater flexibility on certain debt covenants while it was executing brand reset strategies, the Company retained approximately $21,000 of proceeds from the 2016 Rights Offering and related 2016 Investment Agreement at Vince Holding Corp. to be utilized in the event a Specified Equity Contribution (as defined under the Term Loan Facility) was required under the Term Loan Facility. See Note 4 “Long-Term Debt and Financing Arrangements” for additional details. Any amounts contributed from Vince Holding Corp. as a Specified Equity Contribution could then be utilized for normal operating needs. During April 2017, the Company utilized $6,241 of the funds held by Vince Holding Corp. to make a Specified Equity Contribution in connection with the calculation of the Consolidated Net Total Leverage Ratio under the Term Loan Facility as of January 28, 2017 so that the Consolidated Net Total Leverage Ratio would not exceed 3.25 to 1.00. In addition, during May and June 2017, the Company utilized $11,831 of the funds held by Vince Holding Corp. to make Specified Equity Contributions in connection with the calculation of the Consolidated Net Total Leverage Ratio under the Term Loan Facility as of April 29, 2017 so that the Consolidated Net Total Leverage Ratio would not exceed 3.25 to 1.00.

For the fiscal year ended January 28, 2017 and the quarters ended April 29, 2017 and July 28, 2017, considering the historical sales performance of the Company, actions of lenders and certain vendors, and the difficulties to project the current retail environment, management had concluded that then existing conditions in the business raised substantial doubt about the Company’s ability to meet its financial obligations, specifically to comply with the Consolidated Net Total Leverage Ratio under its Term Loan Facility, and therefore continue as a going concern within one year after the date those financial statements were issued. The Company disclosed in its Annual Report on Form 10-K for the fiscal year ended January 28, 2017 and its Quarterly Report on Form 10-Q for the quarters ended April 29, 2017 and July 28, 2017 a number of potential mitigating actions management was taking which could individually or in the aggregate alleviate the substantial doubt, however none of these actions had been executed at the time the applicable financial statements were issued and therefore could not be considered as mitigating events under the applicable accounting standards.

During, and subsequent to the quarter ended July 29, 2017, management has fully executed the actions below in order to alleviate the substantial doubt regarding the Company’s ability to continue as a going concern and to satisfy the Company’s liquidity needs:

•

In June 2017, the Company entered into a Waiver, Consent and First Amendment to the Term Loan Facility (the “Term Loan Amendment”) which, among other things, (i) waives the Consolidated Net Total Leverage Ratio (as defined in the Term Loan Facility) covenant for the test periods from July 2017 through and including April 2019; and (ii) requires, beginning with the payment due on or around January 2018, the Company to pay a quarterly amortization payment of $3,000 for such fiscal quarter and $2,000 for each fiscal quarter thereafter, provided that there is not less than $15,000 of “availability” under the Revolving Credit Facility on a pro forma basis immediately before and after giving effect to such amortization payment. Additionally, the Company is prohibited from making any payments on the Tax Receivable Agreement before the first amortization payment is made or if the Company is not current on any of the foregoing amortization payments. If the Company is unable to make the full amortization payment on any of the scheduled amortization payment dates, the Company may defer such payment for up to two fiscal quarters after such payment was due. Any subsequent payments made will first be applied to any previously outstanding amounts. If the Company is unable to make the amortization payment after the permitted two fiscal quarter deferral, it may obtain a note from a third-party to repay such amount.  The note must meet certain terms and conditions as set forth in the Term Loan Amendment. See Note 4 “Long-Term Debt and Financing Arrangements” for additional details. The Term Loan Amendment became effective upon the completion of the 2017 Rights Offering on September 8, 2017 and the receipt of proceeds by the Company from the Sun Cardinal Investors (as defined below) pursuant to the related 2017 Investment Agreement.

•

In June 2017, the Company entered into an amendment to the Revolving Credit Facility which included increasing the borrowing base under the Revolving Credit Facility, thereby increasing availability under this facility. See Note 4 “Long-Term Debt and Financing Arrangements” for additional details. The Company had also been subject to a commercial finance examination associated with the Revolving Credit Facility agreement. Additionally, beginning with the first quarter of fiscal 2017, certain reserves were placed on the Company’s borrowing capacity under the Revolving Credit Facility, some of which have since been released. Using proceeds received from the 2017 Rights Offering and related 2017 Investment Agreement, the Company repaid $15,000 under the Company’s Revolving Credit Facility, without a concurrent commitment reduction.

•

In July 2017, Vince, LLC (“Vince”), an indirect wholly-owned subsidiary of the Company, entered into an agreement with Rebecca Taylor, Inc. (“Rebecca Taylor”) relating to the purchase and resale of certain Vince branded finished goods in order to address recent demands from certain vendors for accelerated payment terms or prepayments as a condition to delivering finished goods to the Company. Using the proceeds that were received from the 2017 Rights Offering and related 2017 Investment Agreement, the Company settled any previously outstanding balances and has returned to normal terms with its key inventory vendors. Additionally, the Company has not utilized the sourcing agreement with Rebecca Taylor since September 2017, and management does not intend to utilize this agreement in the future. See Note 11 “Related Party Transactions” for additional details.

•

In August 2017, the Company entered into an Investment Agreement (the “2017 Investment Agreement”) with Sun Cardinal, LLC and SCSF Cardinal, LLC (collectively, the “Sun Cardinal Investors”) and the Company commenced a rights offering (the “2017 Rights Offering”). The 2017 Rights Offering expired on August 30, 2017 and the Company received total subscriptions of $21,976. The Company received such proceeds on September 8, 2017. Additionally, in accordance with the related 2017 Investment Agreement the Company received $8,024 on September 8, 2017 from the Sun Cardinal Investors. The Company used a portion of the net proceeds received from the 2017 Rights Offering and related 2017 Investment Agreement to (1) repay $9,000 under the Company’s Term Loan Facility and (2) repay $15,000 under the Company’s Revolving Credit Facility, without a concurrent commitment reduction. The Company used the remaining net proceeds for general corporate purposes, except for $1,823 which was retained at VHC. See Note 11 “Related Party Transactions” for additional details.

•

Management has executed cost reduction initiatives in fiscal 2017 in order to improve the Company’s financial performance. The Company has entered into limited distribution arrangements with Nordstrom, Inc. and Neiman Marcus Group LTD, which will take effect in fiscal 2018, in order to rationalize its department store distribution strategy which is intended to improve profitability in the Wholesale segment in the future and enable management to focus on other areas of growth for the brand, particularly in the Direct-to-consumer segment. The Company is also expanding its product offerings during the fourth quarter of fiscal 2017 with the launch of its capsule home collection and the re-launch of its handbag collection. Management expects that the majority of the benefit from these cost savings and other strategic initiatives will not be fully realized until fiscal 2018.

Management believes that as of October 28, 2017, the above actions have alleviated the substantial doubt regarding the Company’s ability to continue as a going concern and satisfy the Company’s liquidity needs during the next twelve months from the date the financial statements are issued.

Note 2. Goodwill and Intangible Assets

Net goodwill balances and changes therein by segment were as follows:

(in thousands)	Wholesale	Direct-to-consumer	Total Net Goodwill
Balance as of October 28, 2017	$41,435	$—	$41,435
Balance as of January 28, 2017	$41,435	$—	$41,435

The total carrying amount of goodwill for all periods presented was net of accumulated impairments of $69,253.

The following tables present a summary of identifiable intangible assets:

(in thousands)	Gross Amount	Accumulated Amortization	Accumulated Impairments	Net Book Value
Balance as of October 28, 2017
Amortizable intangible assets:
Customer relationships	$11,970	$(5,821)	$—	$6,149
Indefinite-lived intangible asset:
Tradename	101,850	—	(30,750)	71,100
Total intangible assets	$113,820	$(5,821)	$(30,750)	$77,249

(in thousands)	Gross Amount	Accumulated Amortization	Accumulated Impairments	Net Book Value
Balance as of January 28, 2017
Amortizable intangible assets:
Customer relationships	$11,970	$(5,372)	$—	$6,598
Indefinite-lived intangible asset:
Tradename	101,850	—	(30,750)	71,100
Total intangible assets	$113,820	$(5,372)	$(30,750)	$77,698

During the three months ended October 28, 2017, the Company determined that a triggering event occurred for the Company’s Wholesale reporting unit and the Company’s indefinite-lived intangible asset as a result of the Company’s decision to enter into limited distribution arrangements with Nordstrom, Inc. and Neiman Marcus Group LTD, which will take effect in fiscal 2018, in order to rationalize its department store distribution strategy.

The Company elected to perform a qualitative assessment on goodwill and determined that it was not more likely than not that the carrying value of the reporting unit was greater than the fair value.

The Company elected to perform a quantitative assessment on its indefinite-lived intangible asset, which consists of the Vince tradename. The results of the quantitative assessment did not result in any impairment because the fair value of the Company’s tradename intangible asset exceeded its carrying value. The Company estimated the fair value of its tradename intangible asset using a discounted cash flow valuation analysis, which is based on the “relief from royalty” methodology.

Amortization of identifiable intangible assets was $149 and $150 for the three months ended October 28, 2017 and October 29, 2016, respectively and $449 and $449 for the nine months ended October 28, 2017 and October 29, 2016, respectively. The estimated amortization expense for identifiable intangible assets is $598 for each fiscal year for the next five fiscal years.

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

The Company did not have any non-financial assets or non-financial liabilities recognized at fair value on a recurring basis at October 28, 2017 or January 28, 2017. At October 28, 2017 and January 28, 2017, the Company believes that the carrying value of cash and cash equivalents, receivables and accounts payable approximates fair value, due to the short-term maturity of these instruments and would be measured using Level 1 inputs. The Company’s debt obligations with a carrying value of $68,076 as of October 28, 2017 are at variable interest rates and management estimates that the fair value of the Company’s outstanding debt obligations was approximately $58,000 based upon quoted prices in markets that are not active, which is considered a Level 2 input.

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

Note 4. Long-Term Debt and Financing Arrangements

Long-term debt consisted of the following:

	October 28,	January 28,
(in thousands)	2017	2017
Term Loan Facility	$36,000	$45,000
Revolving Credit Facility	32,076	5,200
Total debt principal	68,076	50,200
Less: current portion of long-term debt	9,000	—
Less: deferred financing costs	1,455	1,902
Total long-term debt	$57,621	$48,298

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

On June 30, 2017, the Borrowers entered into a Waiver, Consent and First Amendment (the “Term Loan Amendment”) which, among other things, (i) waives the Consolidated Net Total Leverage Ratio (as defined in the Term Loan Facility) covenant (as described below) for the test periods from July 2017 through and including April 2019; (ii) requires the Borrowers, beginning with the payment due on or around January 2018, to pay a quarterly amortization payment of $3,000 for such fiscal quarter and $2,000 for each fiscal quarter thereafter, provided that there is not less than $15,000 of “availability” under the Revolving Credit Facility on a pro forma basis immediately before and after giving effect to such amortization payment; (iii) prohibits the Company from making any payments on the Tax Receivable Agreement (see Note 11 “Related Party Transactions” for further information) before the first amortization payment referenced above is made or if the Borrowers are not current on any of the foregoing amortization payments; (iv) increases the applicable margin by 2.0% per annum on all term loan borrowings; (v) requires the Borrowers to pay a fee to consenting term lenders equal to 0.5% of the outstanding principal amount of such lender’s term loans as of the effective date of the Term Loan Amendment; (vi) eliminates the Borrower’s ability to designate subsidiaries as unrestricted and to make certain payments, restricted payments and investments with certain funds considered “available excess amount” (as defined in the Term Loan Facility); (vii) eliminates the uncommitted incremental facility; and (viii) limits certain intercompany transactions between a loan party and a non-loan party subsidiary. The Term Loan Amendment became effective on September 8, 2017 when the Company received $30,000 of gross proceeds in connection with the 2017 Rights Offering and related 2017 Investment Agreement (see Note 11 “Related Party Transactions” for further details) and used a portion of such proceeds to repay $9,000 in principal amount under the Term Loan Facility.

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

The Term Loan Facility contains a requirement that Vince, LLC and Vince Intermediate maintain a “Consolidated Net Total Leverage Ratio” as of the last day of any period of four fiscal quarters not to exceed 3.25 to 1.00. The Term Loan Facility permits Vince Holding Corp. to make a Specified Equity Contribution, as defined under the Agreement, to the Borrowers in order to increase, dollar for dollar, Consolidated EBITDA for such fiscal quarter for the purposes of determining compliance with this covenant at the end of such fiscal quarter and applicable subsequent periods provided that (a) in each four fiscal quarter period there shall be at least two fiscal quarters in which no Specified Equity Contribution is made; (b) no more than five Specified Equity Contributions shall be made in the aggregate during the term of the Agreement; and (c) the amount of any Specified Equity Contribution shall be no greater than the amount required to cause the Company to be in compliance with this covenant. Approximately $18,072 has been contributed by Vince Holding Corp. to Vince, LLC as Specified Equity Contributions. As discussed above, the Term Loan Amendment waives the Consolidated Net Total Leverage Ratio covenant for the test periods from July 2017 through and including April 2019.

In addition, the Term Loan Facility contains customary representations and warranties, other covenants, and events of default, including but not limited to, limitations on the incurrence of additional indebtedness, liens, negative pledges, guarantees, investments, loans, asset sales, mergers, acquisitions, prepayment of other debt, the repurchase of capital stock, transactions with affiliates, and the ability to change the nature of the Company’s business or its fiscal year, and distributions and dividends. The Term Loan Facility generally permits dividends to the extent that no default or event of default is continuing or would result from the contemplated dividend and the pro forma Consolidated Net Total Leverage Ratio after giving effect to such contemplated dividend is at least 0.25 lower than the maximum Consolidated Net Total Leverage Ratio for such quarter in an amount not to exceed the excess available amount, as defined in the loan agreement. All obligations under the Term Loan Facility are guaranteed by VHC and any future material domestic restricted subsidiaries of Vince, LLC and secured by a lien on substantially all of the assets of VHC, Vince, LLC and Vince Intermediate and any future material domestic restricted subsidiaries. As of October 28, 2017, after giving effect to the waiver described above, the Company was in compliance with applicable covenants.

Through October 28, 2017, on an inception to date basis, the Company has made repayments totaling $139,000 in the aggregate on the original $175,000 Term Loan Facility entered into on November 27, 2013 with $9,000 of such repayments made during the nine months ended October 28, 2017. As of October 28, 2017, the Company had $36,000 of debt outstanding under the Term Loan Facility.

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

On June 22, 2017, Vince, LLC entered into a second amendment to the Revolving Credit Facility, which among other things, increased availability under the borrowing base by (i) including in the borrowing base up to $5,000 of cash at Vince Holding Corp. so long as such cash is in a deposit account subject to “control” by the agent, (ii) temporarily increasing the concentration limit for accounts due from a specified wholesale partner through July 31, 2017 and (iii) pursuant to a side letter, dated June 22, 2017, entered into between Vince LLC and BofA (the “LC Side Letter”), including in the borrowing base certain letters of credit (the “Specified LCs” as described under “Bank of Montreal Facility” below), issued for the benefit of BofA as credit support for the obligations outstanding under the Revolving Credit Facility. The LC Side Letter terminated when the Specified LCs were released, as described below. In addition, the second amendment changed the financial maintenance covenant in the Revolving Credit Facility from a springing minimum EBITDA covenant to a minimum excess availability covenant that must be satisfied at all times. The new financial maintenance covenant requires the loan parties to have excess availability of not less than the greater of 12.5% of the adjusted loan cap then in effect and $5,000. The second amendment also (x) increased the applicable margin on all borrowings of revolving loans by 0.5% per annum and (y) temporarily lowered the thresholds for what constituted a trigger event through August 15, 2017, such that a trigger event meant the greater of 12.5% of the adjusted loan cap then in effect and $5,000. Following August 15, 2017, the trigger event means the greater of 15% of the adjusted loan cap then in effect and $6,000. The second amendment also changed the maturity date to the earlier of (a) June 3, 2020 (or a later date as applicable if the lender participates in any extension series) and (b) 120 days prior to the then scheduled maturity date of the Term Loan Facility to the extent that there are outstanding obligations under the Term Loan Facility on such date.

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

The Revolving Credit Facility also contains representations and warranties, other covenants and events of default that are customary for this type of financing, including limitations on the incurrence of additional indebtedness, liens, negative pledges, guarantees, investments, loans, asset sales, mergers, acquisitions, prepayment of other debt, the repurchase of capital stock, transactions with affiliates, and the ability to change the nature of the Company’s business or its fiscal year. The Revolving Credit Facility generally permits dividends in the absence of any event of default (including any event of default arising from the contemplated dividend), so long as (i) after giving pro forma effect to the contemplated dividend, for the following six months Excess Availability will be at least the greater of 20% of the adjusted loan cap and $10,000 and (ii) after giving pro forma effect to the contemplated dividend, the “Consolidated Fixed Charge Coverage Ratio” for the 12 months preceding such dividend shall be greater than or equal to 1.0 to 1.0 (provided that the Consolidated Fixed Charge Coverage Ratio may be less than 1.0 to 1.0 if, after giving pro forma effect to the contemplated dividend, Excess Availability for the six fiscal months following the dividend is at least the greater of 35% of the adjusted loan cap and $15,000).  As of October 28, 2017, the Company was in compliance with applicable financial covenants. The second amendment replaced and superseded all side letters previously entered into between Vince, LLC and BofA.

As of October 28, 2017, $29,882 was available under the Revolving Credit Facility, net of the amended loan cap, and there were $32,076 of borrowings outstanding and $8,041 of letters of credit outstanding under the Revolving Credit Facility. The weighted average interest rate for borrowings outstanding under the Revolving Credit Facility as of October 28, 2017 was 3.9%.

As of January 28, 2017, $27,157 was available under the Revolving Credit Facility, net of the amended loan cap, and there were $5,200 of borrowings outstanding and $7,474 of letters of credit outstanding under the Revolving Credit Facility. The weighted average interest rate for borrowings outstanding under the Revolving Credit Facility as of January 28, 2017 was 4.3%.

Bank of Montreal Facility

On June 22, 2017, Vince, LLC entered into a credit facility agreement with the Bank of Montreal to issue the Specified LCs (the “BMO LC Line”), as discussed under the Revolving Credit Facility above. The BMO LC Line is guaranteed by Sun Capital Fund V, L.P., an affiliate of Sun Capital Partners, Inc. The initial BMO LC Line was issued in the amount of $5,000. The maximum draw amount for all Specified LCs is $10,000. The BMO LC Line is currently unsecured but may be secured subject to the terms of an intercreditor agreement between BofA and Bank of Montreal. BofA will be permitted to draw on the Specified LCs upon the occurrence of certain events specified therein. The Specified LCs under the BMO LC Line were undrawn as of October 28, 2017. In the event BofA draws on the Specified LCs upon the occurrence of a draw event, the loan will be subject to certain customary terms and conditions pursuant to the applicable loan authorization document. The BMO LC Line also may be released upon request by Vince, LLC so long as the Company has received at least $30,000 of cash proceeds from the 2017 Rights Offering, $15,000 of which must be used to repay the principal amount of the outstanding loans under the Revolving Credit Facility (without permanent reduction of commitments) or the Excess Availability is greater than $10,000 after giving pro forma effect to the 2017 Rights Offering proceeds. The undrawn portion of the face amount of the Specified LCs is subject to a standard 3% annual fee. On October 31, 2017, at the request of the Company, the BMO LC Line was released upon satisfaction of the above release conditions.

Note 5. Inventory

Inventories consisted of the following:

	October 28,	January 28,
(in thousands)	2017	2017
Finished goods	$53,598	$40,771
Less: reserves	(2,220)	(2,242)
Total inventories, net	$51,378	$38,529

Note 6. Share-Based Compensation

Employee Stock Plans

Vince 2013 Incentive Plan

In connection with the IPO, the Company adopted the Vince 2013 Incentive Plan, which provides for grants of stock options, stock appreciation rights, restricted stock and other stock-based awards. The aggregate number of shares of common stock which may be issued or used for reference purposes under the Vince 2013 Incentive Plan or with respect to which awards may be granted may not exceed 340,000 shares, as adjusted to reflect the Reverse Stock Split. The shares available for issuance under the Vince 2013 Incentive Plan may be, in whole or in part, either authorized and unissued shares of the Company’s common stock or shares of common stock held in or acquired for the Company’s treasury. In general, if awards under the Vince 2013 Incentive Plan are cancelled for any reason, or expire or terminate unexercised, the shares covered by such award may again be available for the grant of awards under the Vince 2013 Incentive Plan. As of October 28, 2017, there were 148,103 shares under the Vince 2013 Incentive Plan available for future grants. Options granted pursuant to the Vince 2013 Incentive Plan typically vest in equal installments over four years, subject to the employees’ continued employment and expire on the earlier of the tenth anniversary of the grant date or upon termination as outlined in the Vince 2013 Incentive Plan. Restricted stock units granted vest in equal installments over a three-year period or vest in equal installments over four years, subject to the employees’ continued employment.

Employee Stock Purchase Plan

The Company maintains an employee stock purchase plan (“ESPP”) for its employees. Under the ESPP, all eligible employees may contribute up to 10% of their base compensation, up to a maximum contribution of $10 per year. The purchase price of the stock is 90% of the fair market value, with purchases executed on a quarterly basis. The plan is defined as compensatory, and accordingly, a charge for compensation expense is recorded to selling, general and administrative expense for the difference between the fair market value and the discounted purchase price of the Company’s Stock. During the nine months ended October 28, 2017, 4,244 shares of common stock were issued under the ESPP. During the nine months ended October 29, 2016, the activity under the ESPP was not significant. As of October 28, 2017, there were 94,979 shares available for future issuance under the ESPP, as adjusted to reflect the Reverse Stock Split.

Stock Options

A summary of stock option activity for both employees and non-employees for the nine months ended October 28, 2017 is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 28, 2017	225,812	$45.27	8.9	$—
Granted	17,150	$10.36
Exercised	—	$—
Forfeited or expired	(70,323)	$42.76
Outstanding at October 28, 2017	172,639	$42.83	8.3	$—

Vested and exercisable at October 28, 2017	71,575	$44.77	8.1	$—

Of the above outstanding shares, 101,064 are expected to vest.

As permitted by new accounting guidance that became effective for the Company on January 29, 2017, the Company has elected to account for forfeitures as they occur, which resulted in an increase of $84 to accumulated deficit within the Condensed Consolidated Balance Sheet.

Restricted Stock Units

A summary of restricted stock unit activity for the nine months ended October 28, 2017 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Nonvested restricted stock units at January 28, 2017	10,771	$65.52
Granted	7,500	$6.00
Vested	(2,743)	$71.03
Forfeited	(882)	$59.80
Nonvested restricted stock units at October 28, 2017	14,646	$34.35

Share-Based Compensation Expense

The Company recognized share-based compensation expense of $429 and $638 (including expense of $296 related to non-employees) during the three months ended October 28, 2017 and October 29, 2016, respectively. The Company recognized share-based compensation expense of $912 and $1,383 (including expense of $709 related to non-employees) during the nine months ended October 28, 2017 and October 29, 2016, respectively.

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

On September 8, 2017, in connection with the 2017 Rights Offering and related 2017 Investment Agreement, the Company issued an aggregate of 66,666,667 shares of its common stock and recorded increases of $667 within Common Stock and $28,338 within Additional paid-in-capital on the condensed consolidated balance sheet, prior to adjustment for the Reverse Stock Split. See Note 11 “Related Party Transactions” for additional information.

At the close of business on October 23, 2017, the Company effected a 1-for-10 reverse stock split of its common stock. The calculation of basic and diluted net earnings (loss) per share, as presented in the condensed consolidated statements of operations, have been determined based on a retroactive adjustment of weighted average shares outstanding for all periods presented.

The following is a reconciliation of weighted average basic shares to weighted average diluted shares outstanding:

	Three Months Ended		Nine Months Ended
	October 28,	October 29,	October 28,	October 29,
	2017	2016	2017	2016
Weighted-average shares—basic	8,610,869	4,928,744	6,166,219	4,541,966
Effect of dilutive equity securities	439	19,246	—	—
Weighted-average shares—diluted	8,611,308	4,947,990	6,166,219	4,541,966

Because the Company incurred a net loss for the nine months ended October 28, 2017 and October 29, 2016, weighted-average basic shares and weighted-average diluted shares outstanding are equal for these periods.

For the three months ended October 28, 2017 and October 29, 2016, 183,566 and 76,443 options to purchase shares of the Company’s common stock, respectively, were excluded from the computation of weighted average shares for diluted earnings per share since the related exercise prices exceeded the average market price of the Company’s common stock and such inclusion would be anti-dilutive.

For the nine months ended October 28, 2017 and October 29, 2016, 189,060 and 72,362 options to purchase shares of the Company’s common stock, respectively, were excluded from the computation of weighted average shares for diluted earnings per share since the related exercise prices exceeded the average market price of the Company’s common stock and such inclusion would be anti-dilutive.

Note 8. Commitments and Contingencies

Litigation

On May 5, 2017, a complaint was filed in the United States District Court for the Eastern District of New York on behalf of a putative class of the Company’s stockholders, naming the Company as well as Brendan Hoffman, the Company’s Chief Executive Officer, and David Stefko, the Company’s Executive Vice President, Chief Financial Officer, as defendants. The complaint generally alleged that the Company and the named officers made false and/or misleading statements and/or failed to disclose matters relating to the transition of its ERP systems from Kellwood. On October 2, 2017, the parties agreed to dismiss the action in its entirety without prejudice. Accordingly, the parties filed a stipulation of dismissal, which was granted on October 6, 2017, dismissing all claims without prejudice.

The Company is a party to other legal proceedings, compliance matters and environmental claims that arise in the ordinary course of its business. Although the outcome of such items cannot be determined with certainty, management believes that the ultimate outcome of these items, individually and in the aggregate, will not have a material adverse impact on the Company’s financial position, results of operations or cash flows.

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

In August 2016, the FASB issued guidance which clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. The guidance is effective for interim and annual periods beginning after December 15, 2017 and must be applied using a retrospective transition method to each period presented. The Company is evaluating the impact of the adoption of this guidance but does not expect it to have a material impact on its Condensed Consolidated Statement of Cash Flows.

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

In May 2014, the FASB issued new guidance on revenue recognition accounting, which requires entities to recognize revenue when promised goods or services are transferred to customers and in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Since its issuance, the FASB has amended several aspects of the new guidance. In August 2015, the FASB elected to defer the effective dates for this guidance, which is now effective for interim and annual periods beginning on or after December 15, 2017. The Company is currently assessing the impact of the adoption of the new guidance on its consolidated financial statements. The Company’s assessment efforts to-date have included reviewing current accounting policies, processes and arrangements to identify potential differences that could arise from the application of the new guidance. While the assessment is not complete, the Company currently believes that some of the potential impacts of implementing the new standard will include a change in the balance sheet presentation of sales return reserves which will be recorded as a separate asset and liability versus the current net presentation and increased footnote disclosures. The Company currently anticipates adopting this standard using the modified retrospective method.

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

Summary information for the Company’s reportable segments is presented below.

	Three Months Ended		Nine Months Ended
	October 28,	October 29,	October 28,	October 29,
(in thousands)	2017	2016	2017	2016
Net Sales:
Wholesale	$52,990	$51,219	$127,647	$135,614
Direct-to-consumer	26,077	24,754	70,287	68,706
Total net sales	$79,067	$75,973	$197,934	$204,320
Income (loss) before income taxes:
Wholesale	$16,454	$18,416	$35,882	$39,422
Direct-to-consumer	3,000	990	(84)	2,344
Subtotal	19,454	19,406	35,798	41,766
Unallocated corporate expenses	(14,145)	(13,343)	(47,542)	(43,506)
Interest expense, net	(1,693)	(1,023)	(4,013)	(2,909)
Other expense, net	(113)	(191)	(116)	(379)
Total income (loss) before income taxes	$3,503	$4,849	$(15,873)	$(5,028)

	October 28,	January 28,
(in thousands)	2017	2017
Total Assets:
Wholesale	$70,451	$44,442
Direct-to-consumer	47,860	45,038
Unallocated corporate	134,412	150,000
Total assets	$252,723	$239,480

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

RT is owned by affiliates of Sun Capital Partners, Inc., whose affiliates owned approximately 73% of the outstanding common stock of the Company as of October 28, 2017. During the nine months ended October 28, 2017, the Company placed $18,047 of orders under the Sourcing Arrangement, of which $14,163 was paid as of October 28, 2017. No new orders have been placed under the Sourcing Arrangement since September 2017.

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

The Company is invoiced monthly for the services provided under the Shared Services Agreement and generally is required to pay within 15 business days of receiving such invoice. The payments can be trued-up and disputed once each fiscal quarter. During the three months ended October 28, 2017 and October 29, 2016, the Company recognized $83 and $635, respectively, of expense within the Condensed Consolidated Statements of Operations for services provided under the Shared Services Agreement. During the nine months ended October 28, 2017 and October 29, 2016, the Company recognized $242 and $4,040, respectively, of expense within the Condensed Consolidated Statements of Operations for services provided under the Shared Services Agreement. As of October 28, 2017, the Company has recorded $119 in Other accrued expenses to recognize amounts payable under the Shared Services Agreement.

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

For purposes of the Tax Receivable Agreement, the Net Tax Benefit equals (i) with respect to a taxable year, the excess, if any, of (A) the Company’s liability for taxes using the same methods, elections, conventions and similar practices used on the relevant company return assuming there were no Pre-IPO Tax Benefits over (B) the Company’s actual liability for taxes for such taxable year (the “Realized Tax Benefit”), plus (ii) for each prior taxable year, the excess, if any, of the Realized Tax Benefit reflected on an amended schedule applicable to such prior taxable year over the Realized Tax Benefit reflected on the original tax benefit schedule for such prior taxable year, minus (iii) for each prior taxable year, the excess, if any, of the Realized Tax Benefit reflected on the original tax benefit schedule for such prior taxable year over the Realized Tax Benefit reflected on the amended schedule for such prior taxable year; provided, however, that to the extent any of the adjustments described in clauses (ii) and (iii) were reflected in the calculation of the tax benefit payment for any subsequent taxable year, such adjustments shall not be taken into account in determining the Net Tax Benefit for any subsequent taxable year. To the extent that the Company is unable to make the payment under the Tax Receivable Agreement when due under the terms of the Tax Receivable Agreement for any reason, such payment would be deferred and would accrue interest at a default rate of LIBOR plus 500 basis points until paid, instead of the agreed rate of LIBOR plus 200 basis points per annum in accordance with the terms of the Tax Receivable Agreement.

As of October 28, 2017, the Company’s total obligation under the Tax Receivable Agreement is estimated to be $140,618, of which $2,788 is included as a component of Other accrued expenses and $137,830 is included as a component of Other liabilities on the Condensed Consolidated Balance Sheet. In accordance with the Term Loan Amendment (see Note 4 “Long-Term Debt and Financing Arrangements”), the Company is prohibited from making any payments on the Tax Receivable Agreement before the first amortization payment is made or if the Borrowers are not current on any of the foregoing amortization payments. Management anticipates that the tax benefit payment, plus accrued interest, with respect to the 2016 taxable year will be paid in the first quarter of 2018. The Tax Receivable Agreement expires on December 31, 2023.

2017 Investment Agreement and 2017 Rights Offering

On August 10, 2017, the Company entered into an Investment Agreement (the “2017 Investment Agreement”) with Sun Cardinal, LLC and SCSF Cardinal, LLC (collectively, the “Sun Cardinal Investors”) pursuant to which the Company agreed to issue and sell to the Sun Cardinal Investors, and the Sun Cardinal Investors agreed to purchase, an aggregate number of shares of the Company’s common stock equal to (x) $30,000 minus (y) the aggregate proceeds of the 2017 Rights Offering, at the 2017 Rights Offering subscription price per share (prior to adjustment for the Reverse Stock Split) of $0.45, subject to the terms and conditions set forth in the 2017 Investment Agreement (the “Backstop Commitment”). The 2017 Investment Agreement superseded the Rights Offering Commitment Letter, dated May 18, 2017, from Sun Capital Partners V, L.P.

On August 15, 2017, the Company commenced the 2017 Rights Offering, whereby the Company distributed, at no charge, to stockholders of record as of August 14, 2017 (the “Rights Offering Record Date”), rights to purchase new shares of the Company’s common stock at $0.45 per share (prior to adjustment for the Reverse Stock Split). Each stockholder as of the Rights Offering Record Date (“Rights Holders”) received one non-transferrable right to purchase 1.3475 shares for every share of common stock owned on the Rights Offering Record Date (the “subscription right”). Rights Holders who fully exercised their subscription rights were entitled to subscribe for additional shares that remained unsubscribed as a result of any unexercised subscription rights (the “over-subscription right”). The over-subscription right allowed a Rights Holder to subscribe for an additional amount equal to up to an aggregate of 9.99% of the Company’s outstanding shares of common stock after giving effect to the consummation of the transactions contemplated by the 2017 Rights Offering and the 2017 Investment Agreement, subject to certain limitations and pro rata allocations. Subscription rights could only be exercised for whole numbers of shares; no fractional shares of common stock were issued in the 2017 Rights Offering. The 2017 Rights Offering period expired on August 30, 2017 at 5:00 p.m. New York City time and the Company received subscriptions and oversubscriptions from its existing stockholders (including the Sun Cardinal Investors and their affiliates) resulting in aggregate gross proceeds of $21,976. Additionally, in accordance with the related 2017 Investment Agreement, the Company received $8,024 of gross proceeds from the Sun Cardinal Investors. In total, the Company received gross proceeds of $30,000 as a result of the 2017 Rights Offering and related 2017 Investment Agreement transactions and the Company issued 66,666,667 shares of its common stock prior to adjustment for the Reverse Stock Split.

The Company used a portion of the net proceeds received from the 2017 Rights Offering and related 2017 Investment Agreement to (1) repay $9,000 under the Company’s Term Loan Facility and (2) repay $15,000 under the Company’s Revolving Credit Facility, without a concurrent commitment reduction. The Company used the remaining net proceeds for general corporate purposes, except for $1,823 which was retained at VHC.

As of October 28, 2017, affiliates of Sun Fund V collectively beneficially owned approximately 73% of the Company’s outstanding common stock.

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

During the three months ended October 28, 2017 and October 29, 2016, the Company incurred expenses of $11 and $27, respectively, under the Sun Capital Consulting Agreement. During the nine months ended October 28, 2017 and October 29, 2016, the Company incurred expenses of $29 and $80, respectively, under the Sun Capital Consulting Agreement.

Bank of Montreal Facility

On June 22, 2017, Vince, LLC entered into a credit facility agreement with the Bank of Montreal to issue the Specified LCs, as discussed in Note 4 “Long-Term Debt and Financing Arrangements.” The BMO LC Line is guaranteed by Sun Capital Fund V, L.P., an affiliate of Sun Capital Partners, Inc. On October 31, 2017, at the request of the Company, the BMO LC Line was released.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes our consolidated operating results, financial condition and liquidity. The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report on Form 10-Q. All amounts disclosed are in thousands except door and store counts, countries, share and per share data and percentages. The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations gives retroactive effect to the Reverse Stock Split for all periods presented, unless otherwise noted. See Note 1 “Description of Business and Basis of Presentation” within the notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further information.

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

Executive Overview

Established in 2002, Vince is a global luxury brand best known for utilizing luxe fabrications and innovative techniques to create a product assortment that combines urban utility and modern effortless style. From its edited core collection of ultra-soft cashmere knits and cotton tees, Vince has evolved into a global lifestyle brand and destination for both women’s and men’s apparel and accessories. Vince products are sold in prestige distribution worldwide, including approximately 2,400 distribution locations across more than 40 countries. While we have recently experienced a decline in sales, we believe that we can generate growth by improving and expanding our product offering, expanding our selling into additional international markets, and growing our own branded retail and e-commerce direct-to-consumer businesses. Additionally, management has entered into limited distribution arrangements with Nordstrom, Inc. and Neiman Marcus Group LTD, which will take effect in fiscal 2018, in order to rationalize its department store distribution strategy which is intended to improve profitability in the Wholesale segment in the future and to enable management to focus on other areas of growth for the brand, particularly in the Direct-to-consumer segment.

We serve our customers through a variety of channels that reinforce the Vince brand image. Our diversified channel strategy allows us to introduce our products to customers through multiple distribution points that are reported in two segments: Wholesale and Direct-to-consumer.

As of October 28, 2017, our products are sold at 2,385 doors through our wholesale partners in the U.S. and international markets and we operated 55 retail stores, including 41 full price stores and 14 outlet stores, throughout the United States.

The following is a summary of highlights during the three months ended October 28, 2017:

•	Our net sales totaled $79,067, reflecting a 4.1% increase compared to prior year net sales of $75,973.
•	Our Wholesale net sales increased 3.5% to $52,990 and our Direct-to-consumer net sales increased 5.3% to $26,077. Comparable sales, including e-commerce, increased 4.4% compared to last year.
•

We incurred $1,138 and $4,100 of costs during the three and nine months ended October 28, 2017, respectively, associated with the remediation and optimization of the systems implemented in the prior year. Additionally, in the prior year we incurred $1,588 and $5,316 during the three and nine months ended October 29, 2016, respectively, of strategic investment costs related to (i) the migration of our distribution facilities to a new third party service provider; (ii) the realignment of our supplier base; (iii) the transition of information technology systems and infrastructure in-house from Kellwood; (iv) the estimated impact of our strategic decision regarding handbags; and (v) our brand update initiatives.

•	Net income for the quarter was $3,509, or $0.41 per diluted share, compared to $3,380, or $0.68 per diluted share, in the prior year third quarter.
•

The Company issued an aggregate of 66,666,667 shares of its common stock, prior to adjustment for the Reverse Stock Split, in connection with the 2017 Rights Offering and related Investment Agreement, raising gross proceeds of $30,000. The Company used a portion of the net proceeds received to (1) repay $9,000 under the Company’s Term Loan Facility and (2) repay $15,000 under the Company’s Revolving Credit Facility, without a concurrent commitment reduction. The Company used the remaining net proceeds for general corporate purposes, except for $1,823 which was retained at VHC. See Note 11 “Related Party Transactions” within the notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further information.

•

At the close of business on October 23, 2017, the Company effected a 1-for-10 reverse stock split (the “Reverse Stock Split”). The Company’s common stock began trading on a split-adjusted basis when the market opened on October 24, 2017. Pursuant to the Reverse Stock Split, every 10 shares of the Company’s issued and outstanding common stock were automatically converted into one share of common stock. See Note 1 “Description of Business and Basis of Presentation” within the notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further information.

•

As of October 28, 2017, we had $68,076 of total debt principal outstanding, comprised of $36,000 outstanding under our Term Loan Facility and $32,076 outstanding on our Revolving Credit Facility, as well as $5,723 of cash and cash equivalents.

Results of Operations

The following table presents, for the periods indicated, our operating results as a percentage of net sales, as well as earnings per share data:

	Three Months Ended				Nine Months Ended
	October 28, 2017		October 29, 2016		October 28, 2017		October 29, 2016
		% of Net		% of Net		% of Net		% of Net
	Amount	Sales	Amount	Sales	Amount	Sales	Amount	Sales
(in thousands, except share data, store and door counts and percentages)
Statements of Operations:
Net sales	$79,067	100.0%	$75,973	100.0%	$197,934	100.0%	$204,320	100.0%
Cost of products sold	42,400	53.6%	38,015	50.0%	110,120	55.6%	110,717	54.2%
Gross profit	36,667	46.4%	37,958	50.0%	87,814	44.4%	93,603	45.8%
Selling, general and administrative expenses	31,358	39.7%	31,895	42.0%	99,558	50.3%	95,343	46.7%
Income (loss) from operations	5,309	6.7%	6,063	8.0%	(11,744)	(5.9)%	(1,740)	(0.9)%
Interest expense, net	1,693	2.1%	1,023	1.3%	4,013	2.0%	2,909	1.4%
Other expense, net	113	0.2%	191	0.3%	116	0.1%	379	0.2%
Income (loss) before income taxes	3,503	4.4%	4,849	6.4%	(15,873)	(8.0)%	(5,028)	(2.5)%
(Benefit) provision for income taxes	(6)	0.0%	1,469	2.0%	42	0.0%	(4,517)	(2.2)%
Net income (loss)	$3,509	4.4%	$3,380	4.4%	$(15,915)	(8.0)%	$(511)	(0.3)%
Earnings (loss) per share:
Basic earnings (loss) per share	$0.41		$0.69		$(2.58)		$(0.11)
Diluted earnings (loss) per share	$0.41		$0.68		$(2.58)		$(0.11)
Other Operating and Financial Data:
Total wholesale doors at end of period	2,385		2,337		2,385		2,337
Total stores at end of period	55		54		55		54
Comparable sales growth (1) (2)	4.4%		-11.7%		-0.5%		-14.1%

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

Three Months Ended October 28, 2017 Compared to Three Months Ended October 29, 2016

Net sales for the three months ended October 28, 2017 were $79,067, increasing $3,094, or 4.1%, versus $75,973 for the three months ended October 29, 2016. Net sales by reportable segment are as follows:

	Three Months Ended
	October 28,	October 29,
(in thousands)	2017	2016
Wholesale	$52,990	$51,219
Direct-to-consumer	26,077	24,754
Total net sales	$79,067	$75,973

Net sales from our Wholesale segment increased $1,771, or 3.5%, to $52,990 in the three months ended October 28, 2017 from $51,219 in the three months ended October 29, 2016, primarily driven by an increase in off-price sales partly offset by an expected reduction in full-price orders.

Net sales from our Direct-to-consumer segment increased $1,323, or 5.3%, to $26,077 in the three months ended October 28, 2017 from $24,754 in the three months ended October 29, 2016. Comparable sales increased $1,091, or 4.4%, including e-commerce, reflecting an increase in average unit retail. Non-comparable sales contributed $232 of sales growth. Since October 29, 2016, one new store has opened, bringing our total retail store count to 55 as of October 28, 2017, compared to 54 as of the end of the prior year period.

Gross profit decreased 3.4% to $36,667 for the three months ended October 28, 2017 versus $37,958 in the prior year third quarter. As a percentage of sales, gross margin was 46.4%, compared with 50.0% in the prior year third quarter. The total gross margin rate decrease was primarily driven by the following factors:

•	The unfavorable impact from higher product and supply chain costs contributed negatively by approximately 250 basis points;
•	The unfavorable impact from a higher mix of markdown merchandise in the Direct-to-consumer segment contributed negatively by approximately 100 basis points;
•	The unfavorable impact of one-time costs as a result of our decision to rationalize our department store distribution strategy contributed negatively by approximately 100 basis points; and
•	The favorable impact from a decrease in the rate of sales allowances as well as reduced discounts in the off-price wholesale channel contributed approximately 150 basis points of improvement.

Selling, general and administrative (“SG&A”) expenses for the three months ended October 28, 2017 were $31,358, decreasing $537, or 1.7%, versus $31,895 for the three months ended October 29, 2016. SG&A expenses as a percentage of sales were 39.7% and 42.0% for the three months ended October 28, 2017 and October 29, 2016, respectively. The change in SG&A expenses compared to the prior fiscal year period is primarily due to:

•	$2,341 of increased incentive compensation costs;
•	$1,138 of costs associated with the remediation and optimization of the systems implemented in the prior year; and
•

Approximately $650 of increased costs associated with the stand-alone systems and supporting services as a result of the transition of the information technology systems and infrastructure in-house from Kellwood.

The above increases were partially offset by:

•

A decrease in strategic investments of $1,585 related to costs incurred in the prior year related to the transition of the information technology systems and infrastructure in-house from Kellwood and costs related to our brand update initiatives;

•	$1,585 of costs incurred in the prior year associated with the consulting agreements with our co-founders;
•	$782 of decreased product development costs; and
•	$635 of decreased salaries and benefits.

Income from operations by segment for the three months ended October 28, 2017 and October 29, 2016 is summarized in the following table:

	Three Months Ended
	October 28,	October 29,
(in thousands)	2017	2016
Wholesale	$16,454	$18,416
Direct-to-consumer	3,000	990
Subtotal	19,454	19,406
Unallocated corporate expenses	(14,145)	(13,343)
Total income from operations	$5,309	$6,063

Operating income from our Wholesale segment decreased $1,962, or 10.7%, to $16,454 in the three months ended October 28, 2017 from $18,416 in the three months ended October 29, 2016 primarily driven by a decrease in gross margin.

Operating income from our Direct-to-consumer segment increased $2,010, or 203.0%, to $3,000 in the three months ended October 28, 2017 from $990 in the three months ended October 29, 2016 primarily driven by the sales increase discussed above and lower SG&A expenses as a result of labor, rent and other cost savings initiatives and the timing of marketing and advertising spending, partly offset by an increase in incentive compensation.

Unallocated corporate expenses are comprised of SG&A expenses attributable to corporate and administrative activities (such as marketing, design, finance, information technology, legal and human resources departments), and other charges that are not directly attributable to our reportable segments.

Interest expense increased $670, or 65.5%, to $1,693 in the three months ended October 28, 2017 from $1,023 in the three months ended October 29, 2016 primarily due to higher overall average borrowings on the Revolving Credit Facility as well as increased financing fees as a result of the amendments to the Term Loan Facility and Revolving Credit Facility.

Other expense, net decreased $78, or 40.8%, to $113 in the three months ended October 28, 2017 from $191 in the three months ended October 29, 2016.

(Benefit) provision for income taxes for the three months ended October 28, 2017 was a benefit of $6 as compared to a provision of $1,469 for the three months ended October 29, 2016. Our effective tax rate for the three months ended October 28, 2017 and October 29, 2016 was 0.2% and 30.3%, respectively. The effective tax rate for the three months ended October 28, 2017 differed from the U.S. statutory rate of 35% primarily due to the impact of the valuation allowance established against our deferred tax assets partly offset by state taxes. The effective tax rate for the three months ended October 29, 2016 differed from the U.S. statutory rate of 35% primarily due to the impact of certain non-deductible executive compensation costs and state taxes, offset by the impact of a change in projected pre-tax income.

Nine Months Ended October 28, 2017 Compared to Nine Months Ended October 29, 2016

Net sales for the nine months ended October 28, 2017 were $197,934, decreasing $6,386, or 3.1%, versus $204,320 for the nine months ended October 29, 2016. Net sales by reportable segment are as follows:

	Nine Months Ended
	October 28,	October 29,
(in thousands)	2017	2016
Wholesale	$127,647	$135,614
Direct-to-consumer	70,287	68,706
Total net sales	$197,934	$204,320

Net sales from our wholesale segment decreased $7,967, or 5.9%, to $127,647 in the nine months ended October 28, 2017, from $135,614 in the nine months ended October 29, 2016 primarily driven by a reduction in full-price orders partly offset by an increase in off-price sales.

Net sales from our direct-to-consumer segment increased $1,581, or 2.3%, to $70,287 in the nine months ended October 28, 2017 from $68,706 in the nine months ended October 29, 2016. Non-comparable sales contributed $1,903 of sales growth which was partly offset by a decline in comparable sales of $322, or 0.5%, including e-commerce, reflecting a decrease in average unit retail. Since October 29, 2016, one new store has opened, bringing our total retail store count to 55 as of October 28, 2017, compared to 54 as of the end of the prior year period.

Gross profit decreased 6.2% to $87,814 for the nine months ended October 28, 2017 versus $93,603 in the prior year. As a percentage of sales, gross margin was 44.4%, compared with 45.8% in the prior year. The total gross margin rate decrease was primarily driven by the following factors:

•	The unfavorable impact from higher product and supply chain costs contributed negatively by approximately 300 basis points;
•	The unfavorable impact from a higher mix of markdown merchandise in the Direct-to-consumer segment contributed negatively by approximately 100 basis points; and
•	The favorable impact from reduced discounts in the off-price wholesale channel and a decrease in the rate of sales allowances contributed approximately 300 basis points of improvement.

SG&A expenses for the nine months ended October 28, 2017 were $99,558, increasing $4,215, or 4.4%, versus $95,343 for the nine months ended October 29, 2016. SG&A expenses as a percentage of sales were 50.3% and 46.7% for the nine months ended October 28, 2017 and October 29, 2016, respectively. The change in SG&A expenses compared to the prior fiscal year period is primarily due to:

•	$4,100 of increased costs associated with the remediation and optimization of the systems implemented in the prior year;
•

Approximately $1,650 of increased costs associated with the stand-alone systems and supporting services as a result of the transition of the information technology systems and infrastructure in-house from Kellwood;

•	$1,427 of increased expenses associated with new stores;
•	$903 of increased depreciation and amortization expenses primarily associated with our new systems;
•	$1,151 of additional one-time investments primarily associated with our efforts to reduce costs and improve profitability;
•	$1,209 of increased severance costs; and
•	$788 of increased marketing and advertising expenses.

The above increases were partially offset by:

•	$4,469 of costs incurred in the prior year associated with the consulting agreements with our co-founders; and
•

A decrease in strategic investments of $3,732 related to costs incurred in the prior year related to the realignment of our supplier base, the transition of the information technology systems and infrastructure in-house from Kellwood, severance and other costs related to handbags and costs related to our brand update initiatives;

Loss from operations by segment for the nine months ended October 28, 2017 and October 29, 2016 is summarized in the following table:

	Nine Months Ended
	October 28,	October 29,
(in thousands)	2017	2016
Wholesale	$35,882	$39,422
Direct-to-consumer	(84)	2,344
Subtotal	35,798	41,766
Unallocated corporate expenses	(47,542)	(43,506)
Total loss from operations	$(11,744)	$(1,740)

Operating income from our wholesale segment decreased $3,540, or 9.0%, to $35,882 in the nine months ended October 28, 2017 from $39,422 in the nine months ended October 29, 2016 primarily driven by the sales volume decline discussed above.

Operating income from our direct-to-consumer segment decreased $2,428, or 103.6%, to an operating loss of $84 in the nine months ended October 28, 2017 from operating income of $2,344 in the nine months ended October 29, 2016 primarily due to a decrease in gross profit, as well as the impact of higher SG&A expenses associated with higher digital marketing and advertising expenses and increased incentive compensation.

Unallocated corporate expenses are comprised of selling, general and administrative expenses attributable to corporate and administrative activities (such as marketing, design, finance, information technology, legal and human resources departments), and other charges that are not directly attributable to our reportable segments.

Interest expense increased $1,104, or 38.0%, to $4,013 in the nine months ended October 28, 2017 from $2,909 in the nine months ended October 29, 2016 primarily due to higher overall average borrowings on the Revolving Credit Facility as well as increased financing fees as a result of the amendments to the Term Loan Facility and Revolving Credit Facility.

Other expense, net decreased $263, or 69.4%, to $116 in the nine months ended October 28, 2017 from $379 in the nine months ended October 29, 2016.

(Benefit) provision for income taxes for the nine months ended October 28, 2017 was a provision of $42 as compared to a benefit of $4,517 for the nine months ended October 29, 2016. Our effective tax rate for the nine months ended October 28, 2017 and October 29, 2016 was 0.3% and 89.8%, respectively. The effective tax rate for the nine months ended October 28, 2017 differed from the U.S. statutory rate of 35% primarily due to the impact of the valuation allowance established against our deferred tax assets partly offset by state taxes. Our effective tax rate for the nine months ended October 29, 2016 differed from the U.S. statutory rate of 35% primarily due to the impact of certain non-deductible executive compensation costs as well as state taxes.

Liquidity and Capital Resources

Our sources of liquidity are cash and cash equivalents, cash flows from operations, if any, borrowings available under the Revolving Credit Facility and our ability to access capital markets. Our primary cash needs are funding working capital requirements, meeting our debt service requirements, paying amounts due under the Tax Receivable Agreement and capital expenditures for new stores and related leasehold improvements. The most significant components of our working capital are cash and cash equivalents, accounts receivable, inventories, accounts payable and other current liabilities. In accordance with new accounting guidance that became effective for fiscal 2016, management believes that the actions taken by management as described in Note 1 “Description of Business and Basis of Presentation — (D) Sources and Uses of Liquidity” have alleviated the substantial doubt regarding the Company’s ability to continue as a going concern and satisfy the Company’s liquidity needs during the next twelve months from the date the financial statements are issued. See Note 1 “Description of Business and Basis of Presentation — (D) Sources and Uses of Liquidity” within the notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional details.

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

In June 2017, the Company entered into an amendment to the Revolving Credit Facility which included increasing the borrowing base under the Revolving Credit Facility, thereby increasing availability under this facility. See “Financing Activities – Revolving Credit Facility” below for further information regarding the amendment.

In August 2017, the Company entered into the 2017 Investment Agreement with Sun Cardinal, LLC and SCSF Cardinal, LLC (collectively, the “Sun Cardinal Investors”) and the Company commenced a rights offering (the “2017 Rights Offering”). The 2017 Rights Offering expired on August 30, 2017 and the Company received total subscriptions of $21,976. The Company received such proceeds on September 8, 2017. Additionally, in accordance with the related 2017 Investment Agreement the Company received $8,024 on September 8, 2017 from the Sun Cardinal Investors. The Company used a portion of the net proceeds received from the 2017 Rights Offering and related Investment Agreement to (1) repay $9,000 under the Company’s Term Loan Facility and (2) repay $15,000 under the Company’s Revolving Credit Facility, without a concurrent commitment reduction. The Company used the remaining net proceeds for general corporate purposes, except for $1,823 which was retained at VHC.

Operating Activities

	For the nine months ended
(in thousands)	October 28, 2017	October 29, 2016
Operating activities
Net income (loss)	$(15,915)	$(511)
Add (deduct) items not affecting operating cash flows:
Depreciation and amortization	7,398	6,203
Provision for inventories	165	815
Deferred rent	(974)	596
Deferred income taxes	—	(4,710)
Share-based compensation expense	912	1,383
Other	1,003	456
Changes in assets and liabilities:
Receivables, net	(20,942)	(7,213)
Inventories	(13,014)	1,341
Prepaid expenses and other current assets	765	9
Accounts payable and accrued expenses	(17,234)	(32,706)
Other assets and liabilities	(810)	185
Net cash used in operating activities	$(58,646)	$(34,152)

Net cash used in operating activities during the nine months ended October 28, 2017 was $58,646, which consisted of a net loss of $15,915, impacted by non-cash items of $8,504 and cash used in working capital of $51,235. Net cash used in working capital primarily resulted from a cash outflow of $20,942 in receivables, net primarily driven by the timing of collections, a cash outflow in accounts payable and accrued expenses of $17,234 due to the timing of payments to vendors and a cash outflow of $13,014 in inventories.

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

Investing Activities

	For the nine months ended
(in thousands)	October 28, 2017	October 29, 2016
Investing activities
Payments for capital expenditures	$(3,017)	$(12,677)
Net cash used in investing activities	$(3,017)	$(12,677)

Net cash used in investing activities of $3,017 during the nine months ended October 28, 2017 represents capital expenditures primarily related to the investment in our retail store build-outs, including leasehold improvements and store fixtures and our new systems.

Net cash used in investing activities of $12,677 during the nine months ended October 29, 2016 represents capital expenditures related primarily to the investment in our new systems and related infrastructure and retail store build-outs, including leasehold improvements and store fixtures.

Financing Activities

	For the nine months ended
(in thousands)	October 28, 2017	October 29, 2016
Financing activities
Proceeds from borrowings under the Revolving Credit Facility	$234,867	$118,567
Repayment of borrowings under the Revolving Credit Facility	(207,991)	(125,767)
Repayment of borrowings under the Term Loan Facility	(9,000)	—
Proceeds from common stock issuance, net of transaction costs	29,047	63,773
Proceeds from stock option exercises and issuance of common stock under employee stock purchase plan	40	4,731
Financing fees	(555)	—
Net cash provided by financing activities	$46,408	$61,304

Net cash provided by financing activities was $46,408 during the nine months ended October 28, 2017, primarily consisting of $29,047 of net proceeds received from the 2017 Rights Offering and $26,876 of net proceeds from borrowings under our Revolving Credit Facility, partly offset by $9,000 of payments under the Term Loan Facility.

Net cash provided by financing activities was $61,304 during the nine months ended October 29, 2016, primarily consisting of net proceeds received from the issuance of common stock in connection with the completed 2016 Rights Offering of $63,773 and $4,731 of proceeds from stock option exercises, partially offset by $7,200 of net repayments of borrowings under our Revolving Credit Facility.

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

On June 22, 2017, Vince, LLC entered into a second amendment to the Revolving Credit Facility, which among other things, increased availability under the borrowing base by (i) including in the borrowing base up to $5,000 of cash at Vince Holding Corp. so long as such cash is in a deposit account subject to “control” by the agent, (ii) temporarily increasing the concentration limit for accounts due from a specified wholesale partner through July 31, 2017 and (iii) pursuant to a side letter, dated June 22, 2017, entered into between Vince LLC and BofA (the “LC Side Letter”), including in the borrowing base certain letters of credit (the “Specified LCs” as described under “Bank of Montreal Facility” below), issued for the benefit of BofA as credit support for the obligations outstanding under the Revolving Credit Facility. The LC Side Letter terminated when the Specified LCs were released, as described below. In addition, the second amendment changed the financial maintenance covenant in the Revolving Credit Facility from a springing minimum EBITDA covenant to a minimum excess availability covenant that must be satisfied at all times. The new financial maintenance covenant requires the loan parties to have excess availability of not less than the greater of 12.5% of the adjusted loan cap then in effect and $5,000. The second amendment also (x) increased the applicable margin on all borrowings of revolving loans by 0.5% per annum and (y) temporarily lowered the thresholds for what constituted a trigger event through August 15, 2017, such that a trigger event meant the greater of 12.5% of the adjusted loan cap then in effect and $5,000. Following August 15, 2017, the trigger event means the greater of 15% of the adjusted loan cap then in effect and $6,000. The second amendment also changed the maturity date to the earlier of (a) June 3, 2020 (or a later date as applicable if the lender participates in any extension series) and (b) 120 days prior to the then scheduled maturity date of the Term Loan Facility to the extent that there are outstanding obligations under the Term Loan Facility on such date.

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

The Revolving Credit Facility also contains representations and warranties, other covenants and events of default that are customary for this type of financing, including limitations on the incurrence of additional indebtedness, liens, negative pledges, guarantees, investments, loans, asset sales, mergers, acquisitions, prepayment of other debt, the repurchase of capital stock, transactions with affiliates, and the ability to change the nature of the Company’s business or its fiscal year. The Revolving Credit Facility generally permits dividends in the absence of any event of default (including any event of default arising from the contemplated dividend), so long as (i) after giving pro forma effect to the contemplated dividend, for the following six months Excess Availability will be at least the greater of 20% of the adjusted loan cap and $10,000 and (ii) after giving pro forma effect to the contemplated dividend, the “Consolidated Fixed Charge Coverage Ratio” for the 12 months preceding such dividend shall be greater than or equal to 1.0 to 1.0 (provided that the Consolidated Fixed Charge Coverage Ratio may be less than 1.0 to 1.0 if, after giving pro forma effect to the contemplated dividend, Excess Availability for the six fiscal months following the dividend is at least the greater of 35% of the adjusted loan cap and $15,000). As of October 28, 2017, we were in compliance with applicable financial covenants. The second amendment replaced and superseded all side letters previously entered into between Vince, LLC and BofA.

As of October 28, 2017, the availability under the Revolving Credit Facility was $29,882 net of the amended loan cap and there were $32,076 of borrowings outstanding and $8,041 of letters of credit outstanding under the Revolving Credit Facility. The weighted average interest rate for borrowings outstanding under the Revolving Credit Facility as of October 28, 2017 was 3.9%.

As of October 29, 2016, the availability under the Revolving Credit Facility was $31,980 net of the amended loan cap and there were $7,800 of borrowings outstanding and $7,474 of letters of credit outstanding under the Revolving Credit Facility. The weighted average interest rate for borrowings outstanding under the Revolving Credit Facility as of October 29, 2016 was 4.0%.

Bank of Montreal Facility

On June 22, 2017, Vince, LLC entered into a credit facility agreement with the Bank of Montreal to issue the Specified LCs (the “BMO LC Line”), as discussed under the Revolving Credit Facility above. The BMO LC Line is guaranteed by Sun Capital Fund V, L.P., an affiliate of Sun Capital Partners, Inc. The initial BMO LC Line was issued in the amount of $5,000. The maximum draw amount for all Specified LCs is $10,000. The BMO LC Line is currently unsecured but may be secured subject to the terms of an intercreditor agreement between BofA and Bank of Montreal. BofA will be permitted to draw on the Specified LCs upon the occurrence of certain events specified therein. The Specified LCs under the BMO LC Line were undrawn as of October 28, 2017. In the event BofA draws on the Specified LCs upon the occurrence of a draw event, the loan will be subject to certain customary terms and conditions pursuant to the applicable loan authorization document. The BMO LC Line also may be released upon request by Vince, LLC so long as the Company has received at least $30,000 of cash proceeds from the 2017 Rights Offering, $15,000 of which must be used to repay the principal amount of the outstanding loans under the Revolving Credit Facility (without permanent reduction of commitments) or the Excess Availability is greater than $10,000 after giving pro forma effect to the 2017 Rights Offering proceeds. The undrawn portion of the face amount of the Specified LCs is subject to a standard 3% annual fee. On October 31, 2017, at the request of the Company, the BMO LC Line was released upon satisfaction of the above release conditions.

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

On June 30, 2017, the Borrowers entered into a Waiver, Consent and First Amendment (the “Term Loan Amendment”) which, among other things, (i) waives the Consolidated Net Total Leverage Ratio (as defined in the Term Loan Facility) covenant (as described below) for the test periods from July 2017 through and including April 2019; (ii) requires the Borrowers, beginning with the payment due on or around January 2018, to pay a quarterly amortization payment of $3,000 for such fiscal quarter and $2,000 for each fiscal quarter thereafter, provided that there is not less than $15,000 of “availability” under the Revolving Credit Facility on a pro forma basis immediately before and after giving effect to such amortization payment; (iii) prohibits the Company from making any payments on the Tax Receivable Agreement (see Note 11 “Related Party Transactions” within the notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further information) before the first amortization payment referenced above is made or if the Borrowers are not current on any of the foregoing amortization payments; (iv) increases the applicable margin by 2.0% per annum on all term loan borrowings; (v) requires the Borrowers to pay a fee to consenting term lenders equal to 0.5% of the outstanding principal amount of such lender’s term loans as of the effective date of the Term Loan Amendment; (vi) eliminates the Borrower’s ability to designate subsidiaries as unrestricted and to make certain payments, restricted payments and investments with certain funds considered “available excess amount” (as defined in the Term Loan Facility); (vii) eliminates the uncommitted incremental facility; and (viii) limits certain intercompany transactions between a loan party and a non-loan party subsidiary. The Term Loan Amendment became effective on September 8, 2017 when the Company received $30,000 of gross proceeds in connection with the 2017 Rights Offering and related 2017 Investment Agreement (see Note 11 “Related Party Transactions” within the notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further details) and used a portion of such proceeds to repay $9,000 in principal amount under the Term Loan Facility.

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

The Term Loan Facility contains a requirement that Vince, LLC and Vince Intermediate maintain a “Consolidated Net Total Leverage Ratio” as of the last day of any period of four fiscal quarters not to exceed 3.25 to 1.00. The Term Loan Facility permits Vince Holding Corp. to make a Specified Equity Contribution, as defined under the Agreement, to the Borrowers in order to increase, dollar for dollar, Consolidated EBITDA for such fiscal quarter for the purposes of determining compliance with this covenant at the end of such fiscal quarter and applicable subsequent periods provided that (a) in each four fiscal quarter period there shall be at least two fiscal quarters in which no Specified Equity Contribution is made; (b) no more than five Specified Equity Contributions shall be made in the aggregate during the term of the Agreement; and (c) the amount of any Specified Equity Contribution shall be no greater than the amount required to cause the Company to be in compliance with this covenant. Approximately $18,072 has been contributed by Vince Holding Corp. to Vince, LLC as Specified Equity Contributions. As discussed above, the Term Loan Amendment waives the Consolidated Net Total Leverage Ratio covenant for the test periods from July 2017 through and including April 2019.

In addition, the Term Loan Facility contains customary representations and warranties, other covenants, and events of default, including but not limited to, limitations on the incurrence of additional indebtedness, liens, negative pledges, guarantees, investments, loans, asset sales, mergers, acquisitions, prepayment of other debt, the repurchase of capital stock, transactions with affiliates, and the ability to change the nature of the Company’s business or its fiscal year, and distributions and dividends. The Term Loan Facility generally permits dividends to the extent that no default or event of default is continuing or would result from the contemplated dividend and the pro forma Consolidated Net Total Leverage Ratio after giving effect to such contemplated dividend is at least 0.25 lower than the maximum Consolidated Net Total Leverage Ratio for such quarter in an amount not to exceed the excess available amount, as defined in the loan agreement. All obligations under the Term Loan Facility are guaranteed by VHC and any future material domestic restricted subsidiaries of Vince, LLC and secured by a lien on substantially all of the assets of VHC, Vince, LLC and Vince Intermediate and any future material domestic restricted subsidiaries. As of October 28, 2017, after giving effect to the waiver described above, we were in compliance with applicable covenants.

Through October 28, 2017, on an inception to date basis, we have made voluntary repayments totaling $139,000 in the aggregate on the original $175,000 Term Loan Facility entered into on November 27, 2013 with $9,000 of such repayments made during the nine months ended October 28, 2017. As of October 28, 2017, the Company had $36,000 of debt outstanding under the Term Loan Facility.

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

A summary of our critical accounting policies is included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2016 Annual Report on Form 10-K. As of October 28, 2017, there have been no material changes to the critical accounting policies contained therein, except as noted below.

Fair Value Assessments of Goodwill and Other Indefinite-Lived Intangible Assets

Goodwill and other indefinite-lived intangible assets are tested for impairment at least annually and in an interim period if a triggering event occurs. During the three months ended October 28, 2017, the Company determined that a triggering event occurred for the Company’s Wholesale reporting unit and the Company’s indefinite-lived intangible asset as a result of the Company’s decision to enter into limited distribution arrangements with Nordstrom, Inc. and Neiman Marcus Group LTD, which will take effect in fiscal 2018, in order to rationalize its department store distribution strategy.

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

We elected to perform a quantitative assessment on our indefinite-lived intangible asset, which consists of the Vince tradename. The results of the quantitative assessment did not result in any impairment because the fair value of our tradename intangible asset exceeded its carrying value. We estimate the fair value of our tradename intangible asset using a discounted cash flow valuation analysis, which is based on the “relief from royalty” methodology.  This methodology assumes that in lieu of ownership, a third party would be willing to pay a royalty in order to exploit the related benefits of these types of assets. The relief from royalty approach is dependent on a number of factors, including estimates of future growth, royalty rates in the category of intellectual property, discount rates and other variables.  We base our fair value estimates on assumptions we believe to be reasonable, but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our principal market risk relates to interest rate sensitivity, which is the risk that changes in interest rates will reduce our net income or net assets. Our variable rate debt consists of borrowings under the Term Loan Facility and Revolving Credit Facility. Our interest rate on the Term Loan Facility as of October 28, 2017 is based on either (i) the Eurodollar rate (subject to a 1.00% floor) plus an applicable margin of 7.00% or (ii) the base rate applicable margin of 6.00%. Our interest rate on the Revolving Credit Facility is based on the Eurodollar rate or the Base Rate (as defined in the Revolving Credit Facility) with applicable margins subject to a pricing grid based on excess availability. As of October 28, 2017, a one percentage point increase in the interest rate on our variable rate debt would result in additional interest expense of approximately $681 for the $68,076 of borrowings outstanding under the Term Loan Facility and Revolving Credit Facility as of such date, calculated on an annual basis.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of October 28, 2017.

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

•	The development of information technology processes and procedures to appropriately monitor data processing and system interfaces;
•	The implementation of (i) controls to ensure that only appropriate system access rights are granted to system users; and (ii) controls related to routine reviews of user system access; and
•	The implementation of appropriate segregation of duties in all systems that impact internal control over financial reporting.

To date, the following changes in our internal control over financial reporting have been implemented:

•	The Company established an IT Steering Committee which adopted comprehensive information technology governance policies and procedures;
•	The Company implemented segregation of duties and internal controls related to the payroll system; and
•	The Company modified system access rights of all retail store personnel, the largest group of systems users, with segregation of duties commensurate to the job responsibilities.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On May 5, 2017, a complaint was filed in the United States District Court for the Eastern District of New York on behalf of a putative class of our stockholders, naming us as well as Brendan Hoffman, our Chief Executive Officer, and David Stefko, our Executive Vice President, Chief Financial Officer, as defendants. The complaint generally alleged that we and the named officers made false and/or misleading statements and/or failed to disclose matters relating to the transition of our ERP systems from Kellwood. On October 2, 2017, the parties agreed to dismiss the action in its entirety without prejudice.  Accordingly, the parties filed a stipulation of dismissal, which was granted on October 6, 2017, dismissing all claims without prejudice.

We are a party to other legal proceedings, compliance matters and environmental claims that arise in the ordinary course of our business. Although the outcome of such items cannot be determined with certainty, we believe that the ultimate outcome of these items, individually and in the aggregate, will not have a material adverse impact on our financial position, results of operations or cash flows.

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

Our ability to continue to have the liquidity necessary to service our debt, meet contractual payment obligations, including amortization payments under the Term Loan Facility as well as payments under the Tax Receivable Agreement, and fund our operations depends on many factors, including our ability to generate sufficient cash flow from operations, maintain adequate availability under our Revolving Credit Facility or obtain other financing.

Our recent financial results have been, and our future financial results are expected to be, subject to substantial fluctuations impacted by business conditions and macroeconomic factors. As a result, we have faced liquidity challenges over the last several fiscal quarters and expect those challenges to continue for the foreseeable future. Our ability to timely service our indebtedness, meet contractual payment obligations and fund our operations, as well as continue as a going concern, will depend on our ability to generate sufficient cash, either through cash flows from operations, borrowing availability under our Revolving Credit Facility, or other financing. While we have taken the steps discussed below to address our liquidity needs, there can be no assurances that (1) we will be able to generate sufficient cash flow from operations to meet our liquidity needs, (2) we will have the necessary availability under the Revolving Credit Facility or be able to obtain other financing when liquidity needs arise, (3) vendors will not require additional accelerated payment terms or prepayments which put additional pressure on our liquidity, or (4) the funds held by Vince Holding Corp., will be sufficient to support additional Specified Equity Contributions (as defined in the Term Loan Facility) if needed.

We have taken steps over the last 18 months to address our liquidity needs. In April 2016, we completed a rights offering (the “2016 Rights Offering”), pursuant to which we received gross proceeds of $65,000, including proceeds from the backstop investment by Sun Cardinal Investors. We used a portion of the net proceeds received from the 2016 Rights Offering and related 2016 Investment Agreement to (1) repay the amount owed by the Company under the Tax Receivable Agreement, between us and Sun Cardinal, for itself and as a representative of the other stockholders party thereto for the tax benefit with respect to the 2014 taxable year including accrued interest, totaling $22,262, and (2) repay all then outstanding indebtedness, totaling $20,000, under the Revolving Credit Facility. The remaining net proceeds have been held in the account of Vince Holding Corp. until needed by its operating subsidiary for additional strategic investments and general corporate purposes. Approximately $18,072 of such funds have been contributed to the operating subsidiary as Specified Equity Contributions under the Term Loan Facility and used to fund our operations. As of October 28, 2017, $3,179 of funds from the 2016 Rights Offering remain held by Vince Holding Corp.

On September 8, 2017, the Company completed a rights offering (the “2017 Rights Offering”), pursuant to which we received gross proceeds of $30,000, including proceeds from the backstop investment by Sun Cardinal and SCSF Cardinal.  We used a portion of the net proceeds received from the 2017 Rights Offering and related 2017 Investment Agreement to (1) repay $9,000 under the Company’s Term Loan Facility and (2) repay $15,000 under the Company’s Revolving Credit Facility, without a concurrent commitment reduction. In addition to the funds from the 2016 Rights Offering, $1,823 of funds from the 2017 Rights Offering remain held by Vince Holding Corp. totaling $5,002 as of October 28, 2017.  The remainder of the net proceeds from the 2017 Rights Offering was used for general corporate purposes.

Upon the receipt of $30,000 of gross proceeds from the 2017 Rights Offering and the related 2017 Investment Agreement and the repayment of $9,000 under the Term Loan Facility using the net proceeds therefrom, the Term Loan Amendment became effective.  The Term Loan Amendment, among other things, waives the Consolidated Net Total Leverage Ratio covenant for the test periods from July 2017 through and including April 2019.  In addition, pursuant to the Term Loan Amendment, beginning with the payment due on or around January 2018, we are required to pay a quarterly amortization payment of $3,000 for such fiscal quarter and $2,000 for each fiscal quarter thereafter, provided, that there is not less than $15,000 of “availability” under the Revolving Credit Facility on a pro forma basis immediately before and after giving effect to such amortization payment.  The Term Loan Amendment prohibits the Company from making any payments on the Tax Receivable Agreement before the first amortization payment referenced above is made or if the Borrowers are not current on any of the foregoing amortization payments.  See Note 4 “Long-Term Debt and Financing Arrangements” to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information on the Term Loan Amendment and Note 11 “Related Party Transactions” to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information on the Tax Receivable Agreement.

In addition, we entered into a second amendment to the Revolving Credit Facility in June 2017 to provide additional flexibility, including increasing the borrowing base under the Revolving Credit Facility. See Note 4 “Long-Term Debt and Financing Arrangements” to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional details regarding the amendment.

Our business is dependent upon our ability to procure finished goods from our vendors. Recently, certain vendors demanded accelerated payment terms or prepayments as a condition to delivering finished goods to us and/or required deposits or reserves, which put additional pressure on our liquidity position. To address these concerns with inventory vendors, we began utilizing letters of credit issuable under the Revolving Credit Facility. In addition, we entered into a sourcing agreement with Rebecca Taylor in July 2017, which allowed us to utilize letters of credit issued under Rebecca Taylor’s credit facility to address the credit risk concerns that resulted in the demands by the vendors for accelerated terms and prepayments. See Note 11 “Related Party Transactions” to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional details regarding the sourcing arrangement with Rebecca Taylor. Following the completion of the 2017 Rights Offering, we returned to normal payment terms with our key inventory vendors. As of October 28, 2017, we had no related letters of credit outstanding under the Revolving Credit Facility. During the third quarter of fiscal 2017, we also placed $10,732 of orders under the sourcing agreement with Rebecca Taylor. We have not utilized the sourcing agreement with Rebecca Taylor since September 2017 and we do not intend to utilize this agreement in the future.

The Company had been subject to a commercial finance examination associated with the Revolving Credit Facility. Additionally, beginning with the first quarter of fiscal 2017, certain reserves were placed on the Company’s borrowing capacity under the Revolving Credit Facility, some of which have since been released. Using proceeds received from the 2017 Rights Offering and related 2017 Investment Agreement, the Company repaid $15,000 under the Company’s Revolving Credit Facility, without a concurrent commitment reduction.

Our management team has executed cost reduction initiatives in fiscal 2017 in order to improve our financial performance. We have entered into limited distribution arrangements with Nordstrom, Inc. and Neiman Marcus Group LTD, which will take effect in fiscal 2018, in order to rationalize our department store distribution strategy which is intended to improve profitability in the Wholesale segment in the future and enable our management team to focus on other areas of growth for the brand, particularly in the Direct-to-consumer segment. We are also expanding our product offerings during the fourth quarter of fiscal 2017 with the launch of our capsule home collection and the re-launch of our handbag collection. We expect that the majority of the benefit from these cost savings and other strategic initiatives will not be fully realized until fiscal 2018.

Management currently believes that the actions described above have alleviated the substantial doubt regarding the Company’s ability to continue as a going concern and will be sufficient to satisfy our liquidity needs during the next twelve months from the date the financial statements are issued. However, there can be no assurances that in the future we will be able to timely service our debt, meet other contractual payment obligations or fund our other liquidity needs for any reason, and in such event, we would need to refinance all or a portion of our indebtedness before maturity, seek additional waivers of or amendments to our contractual obligations for payment, reduce or delay scheduled expansions and capital expenditures, sell material assets or operations or seek alternative financing. Our inability to meet our obligations under our debt agreements or other contracts could result in a default under the Term Loan Facility or the Revolving Credit Facility, which could result in all amounts outstanding under those credit facilities becoming immediately due and payable. Additionally, the lenders under those credit facilities would not be obligated to lend us additional funds. The occurrence of any of the foregoing could have a material adverse impact on our liquidity, financial conditions and ability to continue as a going concern.

We are currently not in compliance with the New York Stock Exchange's (“NYSE”) market capitalization requirement, and we are at risk of NYSE delisting our common stock, which could materially impair the liquidity and value of our common stock.

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

At the close of business on October 23, 2017, the Company effected a 1-for-10 reverse stock split whereby every 10 shares of the Company’s issued and outstanding common stock were automatically converted into one share of common stock (the “Reverse Stock Split”).  Following the Reverse Stock Split, the closing price of our common stock on October 31, 2017 was above $1.00 and the average price of our common stock for the 30-trading day period ended October 31, 2017 was above $1.00.  As a result, on November 1, 2017, the Company received a letter from NYSE stating that the Company was no longer considered below the NYSE’s $1.00 continued listing criterion.

However, the Company is not currently in compliance with respect to the requirement to maintain a 30-trading day average market capitalization of at least $50,000 or $50,000 of stockholders’ equity.  As such, the Company is currently subject to ongoing quarterly monitoring for compliance with the business plan previously submitted to and accepted by NYSE for an 18-month period concluding in February 2019.

Pursuant to NYSE rules, the Company’s common stock will continue to be listed and traded on NYSE during the cure period outlined above, subject to the Company’s compliance with other typical continued listing requirements. The current noncompliance with the standard described above does not affect the Company’s ongoing business operations or its reporting requirements with the SEC, nor does it trigger any violation of its material debt covenants or other obligations.

No assurance can be given that the Company will be able to regain compliance with these requirements or maintain compliance with the other continued listing requirements set forth in the NYSE Listed Company Manual. If the Company's common stock ultimately were to be suspended from trading and delisted for any reason, it could have adverse consequences including, among others, reduced trading liquidity for our common stock, lower demand and market price for our common stock, adverse publicity and a reduced interest in the Company from investors, analysts and other market participants. In addition, a suspension or delisting could impair the Company’s ability to raise additional capital through the public markets and the Company’s ability to attract and retain employees by means of equity compensation.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

 On August 10, 2017, the Company entered into the 2017 Investment Agreement with the Sun Cardinal Investors pursuant to which the Sun Cardinal Investors agreed to backstop the 2017 Rights Offering by purchasing at the subscription price of $0.45 per share (prior to adjustment for the Reverse Stock Split) any and all shares not subscribed through the exercise of rights, including the over-subscription. See Note 11 “Related Party Transactions” within the notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information regarding the 2017 Rights Offering. Simultaneous with the closing of the 2017 Rights Offering, on September 8, 2017, the Company received $8.0 million of proceeds from the related 2017 Investment Agreement and issued to the Sun Cardinal Investors 17,831,247 shares of its common stock (prior to adjustment for the Reverse Stock Split) in connection therewith. The Company used a portion of the net proceeds received from the 2017 Rights Offering and related 2017 Investment Agreement to (1) repay $9.0 million under the Company’s Term Loan Facility and (2) repay $15.0 million under the Company’s Revolving Credit Facility, without a concurrent commitment reduction. The Company used the remaining net proceeds for general corporate purposes, except for $1.8 million which was retained at Vince Holding Corp. The shares issued to the Sun Cardinal Investors pursuant to the 2017 Investment Agreement were sold in reliance on the exemption set forth in Section 4(a)(2) under the Securities Act and/or Regulation D promulgated thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1†	Severance Agreement, dated as of August 30, 2017, between Vince, LLC and Katayone Adeli

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1	Financial Statements in XBRL Format

† Indicates exhibits that constitute management contracts or compensatory plans or arrangements

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ David Stefko David Stefko	Executive Vice President, Chief Financial Officer (as duly authorized officer and principal financial officer)	December 7, 2017