Form 10-K
period 2018-02-03
VINCE HOLDING CORP.
filed 2018-04-25
CIK 1579157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 3, 2018

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

(212) 515-2600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☐     No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes   ☐     No   ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒     No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation of S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant’s Common Stock held by non-affiliates as of July 29, 2017, the last day of the registrant’s most recently completed second quarter, was approximately $12.2 million based on a closing price per share of $5.80 as reported on the New York Stock Exchange on July 28, 2017. As of March 30, 2018, there were 11,616,500 shares of the registrant’s Common Stock outstanding.

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2018 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, and any statements incorporated by reference herein, contains forward-looking statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements are indicated by words or phrases such as “may,” “will,” “should,” “believe,” “expect,” “seek,” “anticipate,” “intend,” “estimate,” “plan,” “target,” “project,” “forecast,” “envision” and other similar phrases. Although we believe the assumptions and expectations reflected in these forward-looking statements are reasonable, these assumptions and expectations may not prove to be correct and we may not achieve the results or benefits anticipated. These forward-looking statements are not guarantees of actual results, and our actual results may differ materially from those suggested in the forward-looking statements. These forward-looking statements involve a number of risks and uncertainties, some of which are beyond our control, including, without limitation: our ability to continue having the liquidity necessary to service our debt, meet contractual payment obligations, and fund our operations; our ability to comply with the covenants under our credit facilities; our ability to successfully operate the newly implemented systems, processes and functions recently transitioned from Kellwood Company; our ability to remediate the identified material weaknesses in our internal control over financial reporting; further impairment of our goodwill and indefinite-lived intangible assets; our ability to realize the benefits of our recently announced strategic initiatives; the execution and management of our retail store growth plans; our ability to make lease payments when due; our ability to ensure the proper operation of the distribution facility by a third-party logistics provider; our ability to remain competitive in the areas of merchandise quality, price, breadth of selection and customer service; our ability to anticipate and/or react to changes in customer demand and attract new customers, including in connection with making inventory commitments; our ability to manage excess inventory in a way that will promote the long-term health of the brand; changes in consumer confidence and spending; our ability to maintain projected profit margins; the execution and management of our international expansion, including our ability to promote our brand and merchandise outside the U.S. and find suitable partners in certain geographies; our ability to expand our product offerings into new product categories, including the ability to find suitable licensing partners; our ability to successfully implement our marketing initiatives; our ability to protect our trademarks in the U.S. and internationally; our ability to maintain the security of electronic and other confidential information; serious disruptions and catastrophic events; changes in global economies and credit and financial markets; competition; our ability to attract and retain key personnel; commodity, raw material and other cost increases; compliance with domestic and international laws, regulations and orders; changes in laws and regulations; outcomes of litigation and proceedings and the availability of insurance, indemnification and other third-party coverage of any losses suffered in connection therewith; our ability to maintain compliance with the continued listing standards of the New York Stock Exchange; effect of the U.S. federal income tax law reform; other tax matters; and other factors as set forth from time to time in our Securities and Exchange Commission filings, including those described in this Annual Report on Form 10-K under “Item 1A—Risk Factors.” We intend these forward-looking statements to speak only as of the time of this Annual Report on Form 10-K and do not undertake to update or revise them as more information becomes available, except as required by law.

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

Overview

Established in 2002, Vince is a global luxury apparel and accessories brand best known for creating elevated yet understated pieces for every day. The collections are inspired by the brand’s California origins and embody a feeling of warm and effortless style.  Vince designs uncomplicated yet refined pieces that approach dressing with a sense of ease.  Known for its range of luxury products, Vince offers wide array of women’s and men’s ready-to-wear, shoes, and capsule collection of handbags, and home for a global lifestyle. Vince products are sold in prestige distribution worldwide, including approximately 2,000 distribution locations across more than 40 countries. We have a small number of wholesale partners who account for a significant portion of our net sales. In fiscal 2017, sales to one wholesale partner, Nordstrom, Inc., accounted for more than ten percent of the Company’s net sales. These sales represented 21.9% of fiscal 2017 net sales. In fiscal 2016 and 2015, sales to three wholesale partners, Nordstrom Inc., Hudson’s Bay Company, and Neiman Marcus Group LTD, each accounted for more than ten percent of the Company’s net sales. These sales represented 45% and 43% of fiscal 2016 and 2015 net sales, respectively.

We design our products in the U.S. and source the vast majority of our products from contract manufacturers outside the U.S., primarily in Asia.

We serve our customers through a variety of channels that reinforce the Vince brand image. Our diversified channel strategy allows us to introduce our products to customers through multiple distribution points that are reported in two segments: Wholesale and Direct-to-consumer. Our Wholesale segment is comprised of sales to major department stores and specialty stores in the U.S. and in select international markets, with U.S. wholesale representing 51%, 51% and 56% of our fiscal 2017, fiscal 2016 and fiscal 2015 net sales, respectively, and the total Wholesale segment representing 61%, 63% and 67% of net sales for the same periods. International wholesale represented 9%, 10% and 10% of net sales for fiscal 2017, fiscal 2016 and fiscal 2015, respectively. Our Wholesale segment also includes our licensing business related to our licensing arrangement for our women’s and men’s footwear. We have recently entered into limited distribution arrangements with Nordstrom, Inc. and Neiman Marcus Group LTD for non-licensed product in order to rationalize our department store distribution strategy which is intended to improve profitability in the Wholesale segment in the future and to enable us to focus on other areas of growth for the brand, particularly in the Direct-to-consumer segment. We plan to capture the sales from exited wholesale doors through our retail and e-commerce businesses while collaborating with the wholesale partners in various areas including merchandising and logistics to build a more profitable and focused wholesale business.

Our Direct-to-consumer segment includes our company-operated retail and outlet stores and our e-commerce business. During fiscal 2017, we opened one new full-price retail store. As of February 3, 2018, we operated 55 stores, consisting of 41 company-operated full-price retail stores and 14 company-operated outlet locations. The Direct-to-consumer segment also includes our e-commerce website, www.vince.com. The Direct-to-consumer segment accounted for 39%, 37% and 33% of fiscal 2017, fiscal 2016 and fiscal 2015 net sales, respectively.

Vince operates on a fiscal calendar widely used by the retail industry that results in a given fiscal year consisting of a 52 or 53-week period ending on the Saturday closest to January 31.

•	References to “fiscal year 2017” or “fiscal 2017” refer to the fiscal year ended February 3, 2018;
•	References to “fiscal year 2016” or “fiscal 2016” refer to the fiscal year ended January 28, 2017; and
•	References to “fiscal year 2015” or “fiscal 2015” refer to the fiscal year ended January 30, 2016.

Fiscal year 2017 consisted of a 53-week period. Each of fiscal years 2016 and 2015 consisted of a 52-week period.

Our principal executive office is located at 500 5th Avenue, 20th Floor, New York, New York 10110 and our telephone number is (212) 515-2600. Our corporate website address is www.vince.com.

Brand and Products

Established in 2002, Vince is a global luxury apparel and accessories brand best known for creating elevated yet understated pieces for every day. The collections are inspired by the brand’s California origins and embody a feeling of warm and effortless style.  Vince designs uncomplicated yet refined pieces that approach dressing with a sense of ease.  Known for its range of luxury products, Vince offers wide array of women’s and men’s ready-to-wear, shoes, and capsule collection of handbags, and home for a global lifestyle.  We believe that our differentiated design aesthetic and strong attention to detail and fit allow us to maintain premium pricing, and that the combination of quality and value positions Vince as an everyday luxury brand that encourages repeat purchases among our customers. We also believe that we can expand our product assortment and distribute this expanded product assortment through our branded retail locations and on our e-commerce platform, as well as through our premier wholesale partners in the U.S. and select international markets.

Our women’s collection includes seasonal collections of luxurious cashmere sweaters and silk blouses, leather and suede leggings and jackets, dresses, skirts, denim, pants, t-shirts, footwear and outerwear.

Our men’s collection includes t-shirts, knit and woven tops, sweaters, denim, pants, blazers, footwear, and outerwear.

We continue to evaluate other brand extension opportunities through both in-house development activities as well as through potential partnerships or licensing arrangements with third parties.

Design and Merchandising

We are focused on developing an elevated collection of Vince apparel and accessories that builds upon the brand’s product heritage of modern, effortless style and everyday luxury essentials. The current design vision is to create a cohesive and compelling product assortment with sophisticated head-to-toe looks for multiple wear occasions. Our design efforts are supported by well-established product development and production teams. We believe continued collaboration between design and merchandising will ensure we respond to consumer preferences and market trends with new innovative product offerings while maintaining our core fashion foundation.

Business Segments

We serve our customers through a variety of channels that reinforce the Vince brand image. Our diversified channel strategy allows us to introduce our products to customers through approximately 2,000 distribution locations across more than 40 countries that are reported in two segments: Wholesale and Direct-to-consumer.

	Fiscal Year
	2017	2016	2015
(in thousands)
Wholesale	$166,113	$170,053	$201,182
Direct-to-consumer	106,469	98,146	101,275
Total net sales	$272,582	$268,199	$302,457

Wholesale Segment

Our Wholesale segment is comprised of sales to major department stores and specialty stores in the U.S. and in select international markets, with U.S. wholesale representing 51%, 51% and 56% of net sales in fiscal 2017, fiscal 2016 and fiscal 2015, respectively, and international wholesale representing 9%, 10% and 10% of net sales for the same periods. We have recently entered into limited distribution arrangements with Nordstrom, Inc. and Neiman Marcus Group LTD in order to rationalize our department store distribution strategy which is intended to improve profitability in the Wholesale segment in the future and to enable us to focus on other areas of growth for the brand, particularly in the Direct-to-consumer segment.

Our Wholesale segment also includes our licensing business related to our licensing arrangement for our women’s and men’s footwear line. The licensed products are sold in our own stores and by our licensee to select wholesale partners. We earn a royalty based on net sales to the wholesale partners.

Direct-to-consumer Segment

Our Direct-to-consumer segment includes our company-operated retail and outlet stores and our e-commerce business. As of February 3, 2018, we operated 55 stores, which consisted of 41 company-operated full-price retail stores and 14 company-operated outlet locations. The Direct-to-consumer segment also includes our e-commerce website, www.vince.com. The Direct-to-consumer segment accounted for 39%, 37% and 33% of net sales in fiscal 2017, fiscal 2016 and fiscal 2015, respectively.

The following table details the number of retail stores we operated for the past three fiscal years:

	Fiscal Year
	2017	2016	2015
Beginning of fiscal year	54	48	37
Opened	1	6	11
End of fiscal year	55	54	48

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

To execute our marketing strategies, we engage in a wide range of campaign tactics that include traditional media (such as direct mail, print advertising, cooperative advertising with wholesale partners and outdoor advertising), digital media (such as email, search and social display) and experiential campaigns (such as events and collection previews) to drive traffic, brand awareness, conversion and ultimately sales across all channels. In addition, we use social platforms such as Instagram and Facebook to engage customers and create excitement about our brand. The visits to www.vince.com, which totaled approximately 6.3 million in fiscal 2017, also provide an opportunity to grow our customer base and communicate directly with our customers.

Our public relations team conducts a wide variety of press activities to reinforce the Vince brand image and create excitement around the brand. Vince apparel and footwear have appeared in the pages of major fashion magazines such as Vogue, Harper’s Bazaar, Elle, W, GQ, Esquire and WSJ. Well-known trend setters in entertainment and fashion are also regularly seen wearing the Vince brand.

Sourcing and Manufacturing

Vince does not own or operate any manufacturing facilities. We contract for the purchase of finished goods with manufacturers who are responsible for the entire manufacturing process, including the purchase of piece goods and trim. Although we do not have long-term written contracts with manufacturers, we have long-standing relationships with a diverse base of vendors which we believe to be mutually satisfactory. We work with more than 40 manufacturers across eight countries, with 83% of our products produced in China in fiscal 2017. For cost and control purposes, we contract with select third-party vendors in the U.S. to produce a small portion of our merchandise that includes woven pants and products manufactured with man-made fibers.

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

Shared Services Agreement

In connection with the consummation of the IPO, Vince, LLC entered into a Shared Services Agreement with Kellwood Company, LLC on November 27, 2013 (the “Shared Services Agreement”) pursuant to which Kellwood provided support services in various areas including, among other things, certain accounting functions, tax, e-commerce operations, distribution, logistics, information technology, accounts payable, credit and collections and payroll and benefits administration. As of the end of fiscal 2016, we had completed the transition of all such functions and systems from Kellwood to our own systems or processes as well as to third-party service providers. Refer to the discussion under “Information Systems” below for further information on our transition of information technology systems and infrastructure in-house from Kellwood. See also “Item 1A. Risk Factors—We are in the process of optimizing certain systems, processes and functions, which had recently been implemented after being transitioned from Kellwood to our own systems or processes as well as external resources. If the newly implemented systems, processes and functions do not operate successfully, our business, financial condition, results of operations and cash flows could be materially harmed.” In addition, see “Shared Services Agreement” under Note 12 “Related Party Transactions” to the Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

In connection with the Kellwood Sale, the Shared Services Agreement was contributed to St. Louis, LLC. The Share Services Agreement with St. Louis, LLC has effectively terminated as there are currently no outstanding or further services to be provided thereunder.

Distribution Facilities

As of February 3, 2018, we operated out of two distribution centers, one located in the U.S. and one in Belgium. Our warehouse in the U.S., located in City of Industry, California, is operated by a third-party logistics provider and includes approximately 130,000 square feet dedicated to fulfilling orders for our wholesale partners, retail locations and e-commerce business and utilizes warehouse management systems that are fully customer and vendor compliant.

Our warehouse in Belgium is operated by a third-party logistics provider and supports our wholesale orders for customers located primarily in Europe.

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

Since the IPO, we had been working on transitioning these systems and information technology services from Kellwood and as of the end of fiscal 2016, we completed the transition of all such systems from Kellwood to our own systems. This included the implementation of our own ERP and supporting systems, POS system, third-party e-commerce platform, distribution applications, network infrastructure and related IT support services, and human resource payroll and recruitment systems. We no longer rely on Kellwood’s information technology services.

See “Shared Services Agreement,” above, Part I, Item 1A. “Risk Factors— We are in the process of optimizing certain systems, processes and functions, which had recently been implemented after being transitioned from Kellwood to our own systems or processes as well as external resources. If the newly implemented systems, processes and functions do not operate successfully, our business, financial condition, results of operations and cash flows could be materially harmed” and Part II, Item 9A. “Controls and Procedures.” In addition, see “Shared Services Agreement” under Note 12 “Related Party Transactions” to the Consolidated Financial Statements in this Annual Report on form 10-K for further information.

Seasonality

The apparel and fashion industry in which we operate is cyclical and, consequently, our revenues are affected by general economic conditions and the seasonal trends characteristic to the apparel and fashion industry. Purchases of apparel are sensitive to a number of factors that influence the level of consumer spending, including economic conditions and the level of disposable consumer income, consumer debt, interest rates and consumer confidence as well as the impact of adverse weather conditions. In addition, fluctuations in the amount of sales in any fiscal quarter are affected by the timing of seasonal wholesale shipments and other events affecting direct-to-consumer sales. As such, the financial results for any particular quarter may not be indicative of results for the fiscal year. We expect such seasonality to continue.

Competition

We face strong competition in each of the product categories and markets in which we compete on the basis of style, quality, price and brand recognition. Some of our competitors have achieved significant recognition for their brand names or have substantially greater financial, marketing, distribution and other resources compared to us. However, we believe that we have established a sustainable and distinct position in the current marketplace, driven by a product assortment that combines classic and fashion-forward styling, and a pricing strategy that offers customers accessible luxury. Our competitors are varied, but include Theory, Helmut Lang, Rag & Bone, A.L.C., among others.

Employees

As of February 3, 2018, we had 568 employees, of which 343 were employed in our company-operated retail stores. Except for 8 employees in France, who are covered by collective bargaining agreements pursuant to French law, none of our employees are currently covered by a collective bargaining agreement, and we believe our employee relations are good.

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

Risks Related to Our Business

Our ability to continue to have the liquidity necessary to service our debt, meet contractual payment obligations and fund our operations depends on many factors, including our ability to generate sufficient cash flow from operations, maintain adequate availability under our Revolving Credit Facility or obtain other financing.

Our ability to timely service our indebtedness, meet contractual payment obligations and to fund our operations will depend on our ability to generate sufficient cash, either through cash flows from operations, borrowing availability under the Revolving Credit Facility or other financing.  During fiscal 2017, we took various steps to address our liquidity needs as further discussed in Note 1 “Description of Business and Summary of Significant Accounting Policies — (E) Sources and Uses of Liquidity” to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

While we believe based upon our actions to date that we will have sufficient liquidity for the next twelve months, there can be no assurances in the future that we will be able to generate sufficient cash flow from operations to meet our liquidity needs, that we will have the necessary availability under the Revolving Credit Facility, or be able to obtain other financing when liquidity needs arise. In particular, our ability to continue to meet its obligations is dependent on our ability to generate positive cash flow from a combination of initiatives and failure to successfully implement these initiatives would require us to implement alternative plans to satisfy our liquidity needs. In the event that we are unable to timely service our debt, meet other contractual payment obligations or fund our other liquidity needs, we may need to refinance all or a portion of our indebtedness before maturity, seek waivers of or amendments to our contractual obligations for payment, reduce or delay scheduled expansions and capital expenditures, sell material assets or operations or seek other financing opportunities.  There can be no assurance that these options would be readily available to us and our inability to address our liquidity needs could materially and adversely affect our operations and jeopardize our business, financial condition and results of operations, including defaults under the Term Loan Facility or the Revolving Credit Facility which could result in all amounts outstanding under those credit facilities becoming immediately due and payable.

Our operations are restricted by covenants, including financial covenants, contained in our credit facilities.

We entered into the Revolving Credit Facility and the Term Loan Facility, in each case as amended, in connection with the IPO and Restructuring Transactions which closed on November 27, 2013. Our credit facilities contain significant restrictive covenants. These covenants may impair our financing and operational flexibility and make it difficult for us to react to market conditions and satisfy our ongoing capital needs and unanticipated cash requirements. Specifically, such covenants restrict our ability and, if applicable, the ability of our subsidiaries to, among other things:

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

Our credit facilities also contain certain financial covenants, including a covenant under the Term Loan Facility requiring us to maintain a specified Consolidated Net Total Leverage Ratio. The Term Loan Amendment waives this requirement for the test periods from July 2017 through and including April 2019.

Our ability to comply with the covenants and other terms of our debt obligations will depend on our future operating performance. If we fail to comply with such covenants and terms, and are unable to cure such failure under the terms of our credit facilities, if applicable, we would be required to obtain additional waivers from our lenders to maintain compliance with our debt obligations. If we are unable to obtain any necessary waivers and the debt is accelerated, a material adverse effect on our financial condition and future operating performance would likely result.

The terms of our debt obligations and the amount of borrowing availability under our credit facilities may also restrict or delay our ability to fulfill our obligations under the Tax Receivable Agreement. In accordance with the terms of the Tax Receivable Agreement, delayed or unpaid amounts thereunder would accrue interest at a default rate of one-year LIBOR plus 500 basis points until paid. Our obligations under the Tax Receivable Agreement could result in a failure to comply with covenants or financial ratios required by our existing or future credit facilities and could result in an event of default thereunder. See “Tax Receivable Agreement” under Note 12 “Related Party Transactions” to the Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

We are in the process of optimizing certain systems, processes and functions, which had recently been implemented after being transitioned from Kellwood to our own systems or processes as well as external resources. If the newly implemented systems, processes and functions do not operate successfully, our business, financial condition, results of operations and cash flows could be materially harmed.

Since the IPO and Restructuring Transactions, we relied on certain administrative and operational support functions and systems of Kellwood to run our business pursuant to the Shared Services Agreement until as of the end of fiscal 2016 when we completed the transition of all such functions and systems from Kellwood to our own systems or processes as well as external resources. See “Shared Services Agreement” under Note 12 “Related Party Transactions” to the Consolidated Financial Statements included in this Annual Report on Form 10-K for further details. During the first half of fiscal 2017, the new systems we implemented did not operate as successfully as the systems we historically used as such systems were highly customized or proprietary, which resulted in disruptions to our business, such as delayed shipments which resulted in order cancellations, including identified material weaknesses in our internal controls. Moreover, the processes and functions that were transitioned to our internal capabilities may not achieve the appropriate levels of operational efficiency in a timely manner, or at all, and the third-party service providers we engaged may be unable to effectively replace the functions historically provided by Kellwood in a manner that meets our business needs. In addition, our employees and outsource service providers may not be able to effectively utilize the new systems and employ the new processes in a timely manner, or at all. Although we have made progress in our efforts to optimize these systems, processes and functions, we also incurred costs through those efforts.  Any continued or further failures of those systems, processes and functions could materially and adversely impact our operations, including our internal controls.  If we are unable to successfully optimize and operate these new systems, processes and functions, we may incur additional costs to replace those systems and functions and/or may be forced to adopt less capable alternatives, which would materially and adversely affect our business and results of operations, cash flows and liquidity.

The Shared Services Agreement has governed the provisions of certain support services to us, including distribution, information technology and back office support by Kellwood, as described above. In connection with the Kellwood Sale, the Shared

Services Agreement was contributed to St. Louis, LLC. The Shared Services Agreement with St. Louis, LLC has effectively terminated as there are currently no outstanding or further services to be provided thereunder.

We have identified material weaknesses in our internal control over financial reporting that could, if not remediated, result in material misstatements in our financial statements.

In fiscal 2017 and fiscal 2016, we identified and concluded that we have material weaknesses relating to our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of an entity’s financial statements will not be prevented or detected and corrected on a timely basis. Refer to Part II, Item 9A in this Annual Report on Form 10-K for more details.

As further described in Part II, Item 9A in this Annual Report on Form 10-K, we are taking specific steps to remediate the material weaknesses that we identified by implementing and enhancing our control procedures. These material weaknesses will not be remediated until all necessary internal controls have been implemented, tested and determined to be operating effectively. In addition, we may need to take additional measures to address the material weaknesses or modify the planned remediation steps, and we cannot be certain that the measures we have taken, and expect to take, to improve our internal controls will be sufficient to address the issues identified, to ensure that our internal controls are effective or to ensure that the identified material weaknesses will not result in a material misstatement of our consolidated financial statements. Moreover, other material weaknesses or deficiencies may develop or be identified in the future. If we are unable to correct material weaknesses or deficiencies in internal controls in a timely manner, our ability to record, process, summarize and report financial information accurately and within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission, will be adversely affected. This failure could negatively affect the market price and trading liquidity of our common stock, cause investors to lose confidence in our reported financial information, subject us to civil and criminal investigations and penalties, and otherwise materially and adversely impact our business and financial condition.

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

We may not be able to realize the benefits of our recently announced strategic initiatives, which include rationalizing our wholesale business and increasing focus on other growth areas, in particular, our Direct-to-consumer segment.

In the third quarter of fiscal 2017, we entered into limited distribution arrangements with Nordstrom and Neiman Marcus Group for non-licensed product in order to rationalize our department store distribution strategy which is intended to improve profitability in the Wholesale segment in the future and enable our management team to focus on other areas of growth for the brand, particularly in the Direct-to-consumer segment.  We plan to capture the sales from exited wholesale doors through our retail and e-commerce businesses while collaborating with the wholesale partners in various areas including merchandising and logistics to build a more profitable and focused wholesale business.  The success of these strategic initiatives depend on a number of factors, including our ability to grow our retail and e-commerce businesses and to position them effectively in capturing the exited wholesale sales as planned, the effectiveness of our collaboration efforts with Nordstrom and Neiman Marcus Group as well as our marketing initiatives, and macroeconomic impact on our business and the businesses of Nordstrom and Neiman Marcus Group. There can be no assurance that the strategic initiatives would produce intended positive results.  If we are unable to realize the benefits of the strategic initiatives, our financial conditions, results of operations and cash flows could be materially and adversely affected.

A substantial portion of our revenue is derived from a small number of large wholesale partners, and the loss of any of these wholesale partners could substantially reduce our total revenue, especially in light of our new wholesale distribution strategy which would further impact our wholesale partner base.

We historically had a small number of wholesale partners who account for a significant portion of our net sales. Net sales to the full-price, off-price and e-commerce operations to our largest wholesale partner, Nordstrom, was 22% of our total revenue for fiscal 2017. During the third quarter of fiscal 2017, we entered into limited distribution arrangements with Nordstrom and Neiman Marcus Group, which will further impact our wholesale partnership base.  We do not have formal written agreements with any of our wholesale partners, and purchases generally occur on an order-by-order basis. A decision by any of our major wholesale partners, including Nordstrom and Neiman Marcus Group, to no longer participate in limited distribution arrangements, whether motivated by marketing strategy, competitive conditions, financial difficulties or otherwise, to significantly decrease the amount of merchandise purchased from us or our licensing partners, or to change their manner of doing business with us or our licensing partners, could substantially reduce our revenue and have a material adverse effect on our profitability. Furthermore, due to the concentration of and/or ownership changes in our wholesale partner base, our results of operations could be adversely affected if any of these wholesale partners fails to satisfy its payment obligations to us when due or no longer takes part in the distribution arrangements. These changes could also decrease our opportunities in the market and decrease our negotiating strength with our wholesale partners. These factors could have a material adverse effect on our business, financial condition and operating results, especially in light of our new limited wholesale distribution strategy.

Our strategy is to increase focus on our Direct-to-consumer segment, which includes opening retail stores in select locations under more favorable and shorter lease terms and operating and maintaining our new and existing retail stores successfully. If we are unable to execute this strategy in a timely manner, or at all, our financial condition and results of operations could be materially and adversely affected.

As part of our new strategy to increase focus on our Direct-to-consumer segment, we intend to open retail stores in targeted streets or malls with desired size and adjacencies, typically near luxury retailers that we believe are consistent with our key customers’ demographics and shopping preferences, and seek to negotiate more favorable leases including shorter terms. The success of this strategy depends on a number of factors, including the identification of suitable markets and sites, negotiation of acceptable lease terms while securing those favorable locations, including desired term, rent and tenant improvement allowances, and if entering a new market, the timely achievement of brand awareness and proper evaluation of the market particularly for locations with shorter term, affinity and purchase intent in that market, as well as our business condition in funding the opening and operations of stores. Furthermore, we may not be able to maintain the successful operation of our retail stores if the areas around our existing retail locations undergo changes that result in reductions in customer foot traffic or otherwise render the locations unsuitable, such as economic downturns in the area, changes in demographics and customer preferences and closing or decline in popularity of the adjacent stores.  During fiscal 2017 and fiscal 2016, we recorded non-cash asset impairment charges of $5,111 and $2,082, respectively, within selling, general and administrative expenses related to the impairment of property and equipment of certain retail stores with carrying values that were determined not to be recoverable and exceeded fair value. If we are unable to successfully implement our retail strategy in a timely manner, or at all, our financial condition and results of operations may be materially and adversely affected, including the potential of further impairments of tangible assets.

As of February 3, 2018, we operated 55 stores, including 41 company-operated full-price stores and 14 company-operated outlet stores throughout the United States. We opened one new store and relocated one store in fiscal 2017 and plan to increase our store base consistent with our new strategy, including the expected net opening of three to five new stores in fiscal 2018.

We are subject to risks associated with leasing retail and office space, are historically subject to long-term non-cancelable leases and are required to make substantial lease payments under our operating leases, and any failure to make these lease payments when due would likely harm our business, profitability and results of operations.

We do not own any of our stores, or our offices including our New York and Los Angeles offices, or our showroom space in Paris but instead lease all of such space under operating leases. Although a few of our leases are subject to shorter terms as a result of the implementation of our new strategy to pursue shorter lease terms, our leases generally have initial terms of 10 years, and generally can be extended only for one additional 5-year term. Substantially all of our leases require a fixed annual rent, and most require the payment of additional rent if store sales exceed a negotiated amount. Most of our leases are “net” leases, which require us to pay the cost of insurance, taxes, maintenance and utilities, and we generally cannot cancel these leases at our option. Additionally, certain of our leases allow the lessor to terminate the lease if we do not achieve a specified gross sales threshold. Although we believe we will achieve the required threshold to continue those leases, we cannot assure you that we will do so. Any loss of our store locations due to underperformance may harm our results of operations, stock price and reputation.

Payments under these leases account for a significant portion of our selling, general and administrative expenses. For example, as of February 3, 2018, we were a party to 60 operating leases associated with our retail stores and our office and showroom spaces requiring future minimum lease payments of $21,122 in the aggregate through fiscal 2018 and $112,398 thereafter. Any new retail stores leased by us under operating leases will further increase our operating lease expenses and some of those stores may require significant capital expenditures. Our substantial operating lease obligations could have significant negative consequences, including, among others:

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

If an existing or future store is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term if we cannot negotiate a mutually acceptable termination payment. In addition, as our leases expire, we may fail to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to close stores in desirable locations or incur costs in relocating our office space. In fiscal 2018, one of our existing store leases will expire. If we are unable to enter into new leases or renew existing leases on terms acceptable to us or be released from our obligations under leases for stores that we close, our business, profitability and results of operations may be harmed.

Our plans to improve and expand our product offerings may not be successful, and the implementation of these plans may divert our operational, managerial and administrative resources, which could harm our competitive position and reduce our net sales and profitability.

We plan to continue to grow our core product offerings and introduce new categories such as lifestyle products. In the fourth quarter of fiscal 2017, we launched our capsule home collection and re-launched our handbag collection in our Direct-to-consumer segment. We have also continued to partner with various third parties since the launch of Vince Collective in December 2016, through which we offer a curated selection of home goods and accessories in select retail stores and on our website.

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

•	the use of licensing partners may limit our ability to conduct comprehensive final quality checks on merchandise before it is shipped to our stores or to our wholesale partners; and
•	our exposure to product liability claims may increase as we add product categories that have different liability profiles than those of our historical product offerings.

In addition, our ability to successfully carry out our plans to improve and expand our product offerings may be affected by economic and competitive conditions, changes in consumer spending patterns and changes in consumer preferences and style trends. These plans could be abandoned, cost more than anticipated or divert resources from other areas of our business, any of which could negatively impact our competitive position and reduce our net revenue and profitability.

Problems with our distribution process could materially harm our ability to meet customer expectations, manage inventory, complete sale transactions and achieve targeted operating efficiencies.

In the U.S., we rely on a distribution facility operated by a third-party logistics provider in California. Our ability to meet the needs of our wholesale partners and our own Direct-to-consumer business depends on the proper operation of this distribution facility. We also have a warehouse in Belgium operated by a third-party logistics provider to support our wholesale orders for customers located primarily in Europe. In first quarter of 2018, we have also entered in to a warehouse agreement with a third-party logistics provider in Hong Kong. In addition, as part of our distribution arrangements, we are collaborating with our wholesale partners in logistics, which initiatives may impact our overall distribution process.  Because substantially all of our products are distributed from one location, our operations could be interrupted by labor difficulties, or by floods, fires, earthquakes or other natural disasters near such facility. For example, a majority of our ocean shipments go through the ports in Los Angeles, which had previously been subject to significant processing delays due to labor issues involving the port workers.

We maintain business interruption insurance. These policies, however, may not adequately protect us from the adverse effects that could result from significant disruptions to our distribution system. If we encounter problems with any of our distribution processes, our ability to meet customer expectations, manage inventory, complete sales and achieve targeted operating efficiencies could be harmed. Any of the foregoing factors could have a material adverse effect on our business, financial condition and operating results.

If we are unable to accurately forecast customer demand for our products, our manufacturers may not be able to deliver products to meet our requirements, and this could result in delays in the shipment of products to our stores, wholesale partners and e-commerce customers, or we could face issues relating to excess inventory.

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

In fiscal 2015, we recorded a charge of $10,300 associated with inventory write-downs of excess and aged product inventory. We cannot guarantee that we will be able to match supply with demand in all cases in the future, whether as a result of our inability to produce sufficient levels of desirable product or our failure to forecast demand accurately. As a result of these inabilities or failures, we may in the future encounter further difficulties in filling customer orders or in liquidating excess inventory at discount prices and may experience significant write-offs. Additionally, if we over-produce a product based on an aggressive forecast of demand, retailers may not be able to sell the product and cancel future orders or require give backs. These outcomes could have a material adverse effect on our brand image, sales, gross margins and profitability.

Intense competition in the apparel and fashion industry could reduce our sales and profitability.

As a fashion company, we face intense competition from other domestic and foreign apparel, footwear and accessories manufacturers and retailers. Competition has and may continue to result in pricing pressures, reduced profit margins, lost market share or failure to grow our market share, any of which could substantially harm our business and results of operations. Competition is based on many factors including, without limitation, the following:

•	establishing and maintaining favorable brand recognition;
•	developing products that appeal to consumers;
•	pricing products appropriately;
•	determining and maintaining product quality;
•	obtaining access to sufficient floor space in retail locations;
•	providing appropriate services and support to retailers;
•	maintaining and growing market share;
•	developing and maintaining a competitive e-commerce site;
•	hiring and retaining key employees; and
•	protecting intellectual property.

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

We believe that maintaining and enhancing the Vince brand is critical to maintaining and expanding our customer base. Maintaining and enhancing our brand may require us to make substantial investments in areas such as visual merchandising, marketing and advertising, employee training and store operations. We anticipate that, as our business expands into new markets and further penetrates existing markets, and as the markets in which we operate become increasingly competitive, maintaining and enhancing our brand may become increasingly difficult and expensive. Certain of our competitors in the fashion industry have faced adverse publicity surrounding the quality, attributes and performance of their products. Our brand may similarly be adversely affected if our public image or reputation is tarnished by failing to maintain high standards for merchandise quality and integrity. Any negative publicity about these types of concerns may reduce demand for our merchandise. Maintaining and enhancing our brand will depend largely on our ability to be a leading global luxury apparel and accessories brand and to continue to provide high quality products. If we are unable to maintain or enhance our brand image, our results of operations may suffer and our business may be harmed.

General economic conditions in the U.S. and other parts of the world, including a continued weakening of the economy and restricted credit markets, can affect consumer confidence and consumer spending patterns.

The success of our operations depends on consumer spending. Consumer spending is impacted by a number of factors, including actual and perceived economic conditions affecting disposable consumer income (such as unemployment, wages, energy costs and consumer debt levels), customer traffic within shopping and selling environments, business conditions, interest rates and availability of credit and tax rates in the general economy and in the international, regional and local markets in which our products are sold. Global economic conditions historically included significant recessionary pressures and declines in employment levels, disposable income and actual and/or perceived wealth and further declines in consumer confidence and economic growth. A depressed economic environment is often characterized by a decline in consumer discretionary spending and has disproportionately affected retailers and sellers of consumer goods, particularly those whose goods are viewed as discretionary or luxury purchases, including fashion apparel and accessories such as ours. Such factors as well as another shift towards recessionary conditions have impacted, and could further adversely impact, our sales volumes and overall profitability. Further, economic and political volatility and declines in the value of foreign currencies could negatively impact the global economy as a whole and have a material adverse effect on the profitability and liquidity of our operations, as well as hinder our ability to grow through expansion in the international markets. In addition, domestic and international political situations also affect consumer confidence, including the threat, outbreak or escalation of terrorism, military conflicts or other hostilities around the world.

If we lose any key personnel, are unable to attract key personnel, or assimilate and retain our key personnel, we may not be able to successfully operate or grow our business.

Our continued success is dependent on our ability to attract, assimilate, retain and motivate qualified management, designers, administrative talent and sales associates to support existing operations and future growth. Competition for qualified talent in the apparel and fashion industry is intense, and we compete for these individuals with other companies that in many cases have greater financial and other resources. The loss of the services of any members of senior management or the inability to attract and retain qualified executives could have a material adverse effect on our business, results of operations and financial condition. In addition, we will need to continue to attract, assimilate, retain and motivate highly talented employees with a range of other skills and experience.   Competition for employees in our industry, especially at the store management levels, is intense and we may from time to time experience difficulty in retaining our associates or attracting the additional talent necessary to support the growth of our business. We will also need to attract, assimilate and retain other professionals across a range of disciplines, including design, production, sourcing and international business, as we develop new product categories and continue to expand our international presence.

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

We license our website domain name from a third-party. Pursuant to the license agreement (the “Domain License Agreement”), our license to use www.vince.com will expire in 2018 and will automatically renew for successive one-year periods, subject to our right to terminate the arrangement with or without cause; provided, that we must pay the applicable early termination fee and provide 30 days prior notice in connection with a termination without cause. The licensor has no termination rights under the Domain License Agreement. Any failure by the licensor to perform its obligations under the License Agreement could adversely affect our brand and make it more difficult for users to find our website.

System security risk issues as well as other major system failures could disrupt our internal operations or information technology services, and any such disruption could negatively impact our net sales, increase our expenses and harm our reputation.

Experienced computer programmers and hackers, and even internal users, may be able to penetrate our network security and misappropriate our confidential information or that of third parties, including our customers, enter into or facilitate fraudulent transactions, create system disruptions or cause shutdowns. In addition, employee error, malfeasance or other errors in the storage, use or transmission of any such information could result in a disclosure to third parties outside of our network. As a result, we could incur significant expenses addressing problems created by any such inadvertent disclosure or any security breaches of our network. In addition, we rely on third parties for the operation of our website, www.vince.com, and for the various social media tools and websites we use as part of our marketing strategy.

Consumers are increasingly concerned over the security of personal information transmitted over the internet, consumer identity theft and user privacy, and any compromise of customer information could subject us to customer or government litigation and harm our reputation, which could adversely affect our business and growth. Moreover, we could incur significant expenses or disruptions of our operations in connection with system failures or breaches. In addition, sophisticated hardware and operating system software and applications that we procure from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of our systems. The costs to us to eliminate or alleviate security problems, viruses and bugs, or any problems associated with our newly transitioned systems or outsourced services could be significant, and the efforts to address these problems could result in interruptions, delays or cessation of service that may impede our sales, distribution or other critical functions. In addition to taking the necessary precautions ourselves, we require that third-party service providers implement reasonable security measures to protect our customers’ identity and privacy as well as credit card information. We do not, however, control these third-party service providers and cannot guarantee that no electronic or physical computer break-ins and security breaches will occur in the future. We could also incur significant costs in complying with the multitude of state, federal and foreign laws, including the European Union’s general data protection regulations to be effective in May 2018, regarding the use and unauthorized disclosure of personal information, to the extent they are applicable. In the case of a disaster affecting our information technology systems, we may experience delays in recovery of data, inability to perform vital corporate functions, tardiness in required reporting and compliance, failures to adequately support our operations and other breakdowns in normal communication and operating procedures that could materially and adversely affect our financial condition and results of operations.

Our limited operating experience and brand recognition in international markets may delay our expansion strategy and cause our business and growth to suffer.

We face risks with respect to our strategy to expand internationally, including our efforts to further expand our business in Canada, select European countries, Asia and the Middle East through company-operated locations, wholesale arrangements as well as with international partners. Our current operations are based largely in the U.S., with international wholesale sales representing 9% of net sales for fiscal 2017. Therefore, we have a limited number of customers and experience in operating outside of the U.S. We also do not have extensive experience with regulatory environments and market practices outside of the U.S. and cannot guarantee, notwithstanding our international partners’ familiarity with such environments and market practices, that we will be able to penetrate or successfully operate in any market outside of the U.S. Many of these markets have different operational characteristics, including employment and labor regulations, transportation, logistics, real estate (including lease terms) and local reporting or legal requirements.

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

In particular, we are subject to French laws including tax, employment and corporate laws because of our presence in France through our French subsidiary and the French branch of Vince, LLC. If we fail to comply with some or all of those laws, we may be subject to fines or penalties that could negatively impact our business and results of operations.

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

We work with more than 40 manufacturers across eight countries, with 83% of our products produced in China in fiscal 2017. A manufacturing contractor’s failure to ship products to us in a timely manner or to meet the required quality standards could cause us to miss the delivery date requirements of our customers for those items. The failure to make timely deliveries may cause customers to cancel orders, refuse to accept deliveries or demand reduced prices, any of which could have a material adverse effect on us. As a result of the magnitude of our foreign sourcing, our business is subject to the following risks:

•

political and economic instability in countries or regions, especially Asia, including heightened terrorism and other security concerns, which could subject imported or exported goods to additional or more frequent inspections, leading to delays in deliveries or impoundment of goods;

•	imposition of regulations, quotas and other trade restrictions relating to imports, including quotas imposed by bilateral textile agreements between the U.S. and foreign countries;
•	currency exchange rates;
•	imposition of increased duties, taxes and other charges on imports;
•	labor union strikes at ports through which our products enter the U.S.;
•	labor shortages in countries where contractors and suppliers are located;
•	restrictions on the transfer of funds to or from foreign countries;
•	disease epidemics and health-related concerns, which could result in closed factories, reduced workforces, scarcity of raw materials and scrutiny or embargoing of goods produced in infected areas;
•	the migration and development of manufacturing contractors, which could affect where our products are or are planned to be produced;
•	increases in the costs of fuel, travel and transportation;

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

We use independent manufacturers to assemble or produce all of our products, whether inside or outside the U.S. We are dependent on the ability of these independent manufacturers to adequately finance the production of goods ordered and maintain sufficient manufacturing capacity. The use of independent manufacturers to produce finished goods and the resulting lack of direct control could subject us to difficulty in obtaining timely delivery of products of acceptable quality. We generally do not have long-term written agreements with any independent manufacturers. As a result, any single manufacturing contractor could unilaterally terminate its relationship with us at any time. Our top five manufacturers accounted for the production of approximately 52% of our finished products during fiscal 2017. Supply disruptions from these manufacturers (or any of our other manufacturers) could have a material adverse effect on our ability to meet customer demands, if we are unable to source suitable replacement materials at acceptable prices or at all. Moreover, alternative manufacturers, if available, may not be able to provide us with products or services of a comparable quality, at an acceptable price or on a timely basis. We may also, from time to time, make a decision to enter into a relationship with a new manufacturer. Identifying a suitable supplier is an involved process that requires us to become satisfied with their quality control, responsiveness and service, financial stability and labor and other ethical practices. There can be no assurance that there will not be a disruption in the supply of our products from independent manufacturers or that any new manufacturer will be successful in producing our products in a manner we expected. Moreover, during fiscal 2017, certain manufacturers demanded accelerated payment terms or prepayments as a condition to delivering finished goods to us, which required us to take various steps to address those requests to avoid disruptions in product deliveries and to return to normal terms. There can be no assurance that such demands would not recur in the future. In the event of any disruption with a manufacturer, we may not be able to substitute suitable alternative manufacturers in a timely and cost-efficient manner. The failure of any independent manufacturer to perform or the loss of any independent manufacturer could have a material adverse effect on our business, results of operations and financial condition.

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

Changes in laws could make conducting our business more expensive or otherwise change the way we do business.

We are subject to numerous domestic and international regulations, including labor and employment, customs, truth-in-advertising, consumer protection, data protection, and zoning and occupancy laws and ordinances that regulate retailers generally or govern the importation, promotion and sale of merchandise and the operation of stores and warehouse facilities. If these regulations were to change or were violated by our management, employees, vendors, independent manufacturers or partners, the costs of certain goods could increase, or we could experience delays in shipments of our products, be subject to fines or penalties, or suffer reputational harm, which could reduce demand for our merchandise and hurt our business and results of operations.

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

Our results of operations and financial condition and/or our stockholders could be materially and adversely affected by U.S. federal income tax reform.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“TCJA”) was enacted, which contains significant changes to U.S. tax laws, including, but not limited to, a reduction in the corporate tax rate and a transition to a new territorial system of taxation. The primary impact of the new legislation on our consolidated financial statements was a reduction of the future tax benefits of our deferred tax assets as a result of the reduction in the corporate tax rate. However, since we have recorded a full valuation allowance against our deferred tax assets, we do not currently anticipate that these changes will have a material impact on our consolidated financial statements. The impact of TCJA will likely be subject to ongoing technical guidance and accounting interpretation, which we will continue to monitor and assess. Provisional accounting impacts may change in future reporting periods until the accounting analysis is finalized, which will occur no later than one year from the date TCJA was enacted.

Changes in corporate tax rates and the deductibility of expenses contained in TCJA or other tax reform legislation could have a material impact on the future value of our deferred tax assets, could result in significant costs or expenses in the current or future taxable years, and could increase our future U.S. tax expense. In addition, foreign governments or U.S. states may enact tax laws in response to TCJA that could result in further changes to taxation applicable to us and materially affect our operating results and financial condition.

The impact of TCJA on our stockholders is uncertain and could be adverse. This Annual Report does not discuss any such tax legislation or the manner in which it might affect investors of our common stock. Investors should consult with their own tax advisors with respect to such legislation and the potential tax consequences of investing in our common stock.

We are required to pay to the Pre-IPO Stockholders 85% of certain tax benefits, and could be required to make substantial cash payments in which our stockholders will not participate.

We entered into a Tax Receivable Agreement with the Pre-IPO Stockholders (as defined therein) in connection with the IPO and Restructuring Transactions which closed on November 27, 2013. Under the Tax Receivable Agreement, we will be obligated to pay to the Pre-IPO Stockholders an amount equal to 85% of the cash savings in federal, state and local income tax realized by us by virtue of our future use of the federal, state and local net operating losses (“NOLs”) held by us as of November 27, 2013, together with section 197 intangible deductions (collectively, the “Pre-IPO Tax Benefits”). “Section 197 intangible deductions” means amortization deductions with respect to certain amortizable intangible assets which are held by us and our subsidiaries immediately after November 27, 2013. Cash tax savings generally will be computed by comparing our actual federal, state and local income tax liability to the amount of such taxes that we would have been required to pay had such Pre-IPO Tax Benefits not been available to us. Assuming the federal, state and local corporate income tax rates presently in effect which includes the impact of the TCJA, no material change in applicable tax law and no limitation on our ability to use the Pre-IPO Tax Benefits under Section 382 of the U.S. Internal Revenue Code, as amended (the “Code”), the estimated cash benefit of the full use of these Pre-IPO Tax Benefits as of February 3, 2018 would be approximately $106,884, of which 85%, or approximately $90,851 plus accrued interest, is potentially payable to the Pre-IPO Stockholders under the terms of the Tax Receivable Agreement. As of February 3, 2018, $58,616, plus accrued interest, is currently outstanding. Accordingly, the Tax Receivable Agreement could require us to make substantial cash payments.

Payments made under the Tax Receivable Agreement will depend upon a number of factors, including the amount and timing of taxable income we generate in the future and any future limitations that may be imposed on our ability to use the Pre-IPO Tax Benefits, and estimating future taxable income is inherently uncertain and requires judgment.  If we determine in the future that the estimate should be revised, we would be required to either recognize additional liability related to tax benefits expected to be utilized or derecognize liability relating to tax benefits no longer expected to be utilized, which could result in material modifications to our financial statements.

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

If we were to elect to terminate the Tax Receivable Agreement, based on a discount rate equal to monthly LIBOR plus 200 basis points, we estimate that as of February 3, 2018 we would be required to pay approximately $48,127 in the aggregate under the Tax Receivable Agreement.

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

Any disputes that arise between us and St. Louis, LLC, or between us and Kellwood, which is now an unaffiliated entity, with respect to our past relationships, could materially harm our business operations.

Disputes may arise between St. Louis, LLC and us with respect to any past transitional services provided under the Shared Services Agreement.  In addition, disputes may arise between us and Kellwood, which is now an unaffiliated entity as a result of the Kellwood Sale, in a number of areas relating to our past relationships, including intellectual property and technology matters; information retention, labor, tax, employee benefit, indemnification and other matters arising from our separation from Kellwood.

Any dispute relating to the Shared Services Agreement may not be addressed adequately as St. Louis, LLC is now an entity with no operations.  In addition, we may not be able to resolve any potential conflicts with Kellwood and the resolution might be more difficult with an unaffiliated party due to, among other things, lack of historical knowledge and understanding of the nature of our past relationship with Kellwood.  Any such dispute, if not resolved, could materially harm our business operations.

Risks Related to Our Structure and Ownership

We are currently subject to ongoing quarterly monitoring by the New York Stock Exchange (“NYSE”), triggered by our non-compliance with the NYSE’s market capitalization requirement, and we are at risk of NYSE delisting our common stock, which could materially impair the liquidity and value of our common stock.

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

However, the Company currently continues to be subject to ongoing quarterly monitoring for compliance with the business plan previously submitted to and accepted by NYSE for an 18-month period concluding in February 2019, which was triggered by its non-compliance with respect to the requirement to maintain a 30-trading day average market capitalization of at least $50,000 or $50,000 of stockholders’ equity.

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

Affiliates of Sun Capital Partners, Inc. (“Sun Capital”) owned approximately 73% of our outstanding common stock as of March 30, 2018. As such, affiliates of Sun Capital will, for the foreseeable future, have significant influence over our reporting and corporate management and affairs, and will be able to control virtually all matters requiring stockholder approval. For so long as affiliates of Sun Capital own 30% or more of our outstanding shares of common stock, Sun Cardinal, LLC, an affiliate of Sun Capital, will have the right to designate a majority of our board of directors. For so long as affiliates of Sun Capital have the right to designate a majority of our board of directors, the directors designated by affiliates of Sun Capital are expected to constitute a majority of each committee of our board of directors, other than the Audit Committee, and the chairman of each of the committees, other than the Audit Committee, is expected to be a director serving on such committee who is designated by affiliates of Sun Capital, provided that, at such time as we are not a “controlled company” under the NYSE corporate governance standards, our committee membership will comply with all applicable requirements of those standards and a majority of our board of directors will be “independent directors,” as defined under the rules of the NYSE (subject to applicable phase-in rules).

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

Vince Holding Corp. is a holding company with no material assets other than its ownership of membership interests in Vince Intermediate Holding, LLC, a holding company that has no material assets other than its interest in Vince, LLC and its foreign subsidiaries. In addition, Vince Holding Corp. holds the remaining proceeds from the 2016 Rights Offering and 2017 Rights Offering. Neither Vince Holding Corp. nor Vince Intermediate Holding, LLC have any independent means of generating revenue. To the extent that we need funds, for a cash dividend to holders of our common stock or otherwise, and Vince Intermediate Holding, LLC or Vince, LLC is restricted from making such distributions under applicable law or regulation or is otherwise unable to provide such funds, it could materially adversely affect our liquidity and financial condition.

We file consolidated income tax returns on behalf of Vince Holding Corp. and Vince Intermediate Holding, LLC. Most of our future tax obligations will likely be attributed to the operations of Vince, LLC. Accordingly, most of the payments against the Tax Receivable Agreement will be attributed to the operations of Vince, LLC. We intend to cause Vince, LLC to pay distributions or make funds available to us in an amount sufficient to allow us to pay our taxes and any payments due to the Pre-IPO stockholders under the Tax Receivable Agreement. If, as a consequence of these various limitations and restrictions, we do not have sufficient funds to pay tax or other liabilities, we may have to borrow funds and thus our liquidity and financial condition could be materially adversely affected. To the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, such payments will be deferred and will accrue interest at a default rate of one-year LIBOR plus 500 basis points until paid. See “Tax Receivable Agreement” under Note 12 “Related Party Transactions” to the Consolidated Financial Statements in this Annual Report on Form 10-K for more information regarding the terms of the Tax Receivable Agreement.

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

As an emerging growth company, we are not required to comply with the rules of the SEC implementing Section 404(b) of the Sarbanes-Oxley Act and therefore our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal controls over financial reporting until the fiscal year after the fiscal year we cease to be an emerging growth company. We are required, however, to comply with the SEC’s rules implementing Section 302 and 404 other than 404(b) of the Sarbanes-Oxley Act. These rules require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. If we are unable to conclude that we have effective internal control over financial reporting, our independent registered public accounting firm is unable to provide us with an unqualified report as and when required by Section 404 or we are required to restate our financial statements, we may fail to meet our public reporting obligations and investors could lose confidence in our reported financial information, which could have a negative impact on the trading price of our stock.

We will cease to be an emerging growth company at the end of fiscal 2018. Once we are no longer an emerging growth company, we will become subject to the additional regulatory requirements as described above, unless we are able to rely on other exemptions, which may increase our costs and the demands on management.  If we are not able to comply with the requirements in a timely manner or at all our financial condition or the market price of our stock may be harmed.

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

We do not own any real estate. Our 33,009 square-foot principal executive and administrative offices are located at 500 Fifth Avenue, 19th and 20th Floors, New York, New York 10110 and are leased under an agreement expiring in April 2025. We also lease a 28,541 square-foot design studio located at 900 N. Cahuenga Blvd., Los Angeles, California under an agreement expiring in July 2020 and a 4,209 square-foot showroom space in Paris, France under an agreement expiring in December 2020. We have options to renew or extend the term at these locations.

As of February 3, 2018, we leased 130,027 gross square feet related to our 55 company-operated retail stores. Our leases generally have initial terms of 10 years and cannot be extended or can be extended for one additional 5-year term. Substantially all of our leases require a fixed annual rent, and most require the payment of additional rent if store sales exceed a negotiated amount. Most of our leases are “net” leases, which require us to pay all of the cost of insurance, taxes, maintenance and utilities. Although we generally cannot cancel these leases at our option, certain of our leases allow us, and in some cases, the lessor, to terminate the lease if we do not achieve a specified gross sales threshold.

The following store list shows the location, opening date, type and size of our company-operated retail locations as of February 3, 2018:

Vince Location	State	Opening Date	Type	Gross Square Feet	Selling Square Feet
Robertson (Los Angeles)	CA	April 9, 2008	Street	1,151	938
Washington St. (Meatpacking - Women's)	NY	February 3, 2009	Street	2,000	1,600
Prince St. (Nolita)	NY	July 25, 2009	Street	1,396	1,108
San Francisco	CA	October 15, 2009	Street	1,895	1,408
Chicago	IL	October 1, 2010	Street	2,590	1,371
Madison Ave.	NY	August 3, 2012	Street	3,503	1,928
Westport	CT	March 28, 2013	Street	1,801	1,344
Greenwich	CT	July 19, 2013	Street	2,463	1,724
Mercer St. (Soho)	NY	August 22, 2013	Street	4,500	3,080
Columbus Ave. (Upper West Side)	NY	December 18, 2013	Street	4,465	3,126
Washington St. (Meatpacking - Men's)	NY	June 2, 2014	Street	1,827	1,027
Newbury St. (Boston)	MA	May 24, 2014	Street	4,124	3,100
Pasadena	CA	August 7, 2014	Street	3,475	2,200
Walnut St. (Philadelphia)	PA	August 4, 2014	Street	3,250	2,000
Abott Kiney (Los Angeles)	CA	September 26, 2015	Street	1,990	1,815
Melrose (Los Angeles)	CA	October 15, 2017	Street	1,932	1,554
Total Street (16):				42,362	29,323
Malibu	CA	August 9, 2009	Lifestyle Center	797	705
Dallas	TX	August 28, 2009	Lifestyle Center	1,368	1,182
Boca Raton	FL	October 13, 2009	Mall	1,547	1,199
Copley Place (Boston)	MA	October 20, 2009	Mall	1,370	1,015
White Plains	NY	November 6, 2009	Mall	1,325	1,045
Atlanta	GA	April 16, 2010	Mall	1,643	1,356
Palo Alto	CA	September 17, 2010	Lifestyle Center	2,028	1,391
Bellevue Square	WA	November 5, 2010	Mall	1,460	1,113
Manhasset (Long Island)	NY	April 22, 2011	Lifestyle Center	1,414	1,000
Newport Beach	CA	May 20, 2011	Lifestyle Center	1,656	1,242
Bal Harbour	FL	October 4, 2014	Lifestyle Center	2,600	1,820
Chestnut Hill	MA	July 25, 2014	Lifestyle Center	2,357	1,886
Brookfield (Downtown)	NY	March 26, 2015	Lifestyle Center	2,966	2,373
Merrick Park (Coral Gables)	FL	April 30, 2015	Lifestyle Center	2,512	1,871
Washington D.C. City Center	DC	April 30, 2015	Lifestyle Center	3,202	2,562
Scottsdale Quarter	AZ	May 15, 2015	Lifestyle Center	2,753	2,200
Houston	TX	October 1, 2015	Lifestyle Center	2,998	2,398
Westlake Village	CA	February 26, 2016	Lifestyle Center	2,520	2,016
Las Vegas	NV	April 1, 2016	Mall	3,220	2,576

Vince Location	State	Opening Date	Type	Gross Square Feet	Selling Square Feet
Tyson's Galleria (McLean)	VA	April 29, 2016	Mall	2,668	2,134
The Grove	CA	May 23, 2016	Lifestyle Center	2,717	2,174
Troy	MI	May 27, 2016	Mall	2,700	2,160
King of Prussia	PA	August 18, 2016	Mall	2,600	2,080
San Diego (Fashion Valley)	CA	August 25, 2016	Lifestyle Center	2,817	2,254
Honolulu	HI	May 25, 2017	Mall	1,828	1,371
Total Mall and Lifestyle Centers (25)				55,066	43,123
Total Full-Price (41)				97,428	72,446
Orlando	FL	June 17, 2009	Outlet	2,065	1,446
Cabazon	CA	November 11, 2011	Outlet	2,066	1,653
Riverhead	NY	November 30, 2012	Outlet	2,100	1,490
Chicago	IL	August 1, 2013	Outlet	2,611	1,828
Seattle	WA	August 30, 2013	Outlet	2,214	1,550
Las Vegas	NV	October 3, 2013	Outlet	2,028	1,420
San Marcos	TX	October 10, 2014	Outlet	2,433	1,703
Carlsbad	CA	October 24, 2014	Outlet	2,453	1,717
Wrentham	MA	September 29, 2014	Outlet	2,000	1,400
Camarillo	CA	February 1, 2015	Outlet	3,001	2,101
Livermore	CA	August 13, 2015	Outlet	2,500	1,767
Chicago Premium	IL	August 27, 2015	Outlet	2,300	1,840
Woodbury Commons	NY	November 6, 2015	Outlet	2,289	1,831
Sawgrass	FL	December 4, 2015	Outlet	2,539	1,771
Total Outlets (14)				32,599	23,517
Total (55)				130,027	95,963

ITEM 3.	LEGAL PROCEEDINGS.

We are a party to legal proceedings, compliance matters, environmental, as well as wage and hour and other labor claims that arise in the ordinary course of our business. Although the outcome of such items cannot be determined with certainty, we believe that the ultimate outcome of these items, individually and in the aggregate will not have a material adverse impact on our financial position, results of operations or cash flows.

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

The following table sets forth the high and low sale prices of our common stock as reported on the New York Stock Exchange, as adjusted for the Reverse Stock Split:

	Market Price
	High	Low
Fiscal 2017:
First quarter	$30.50	$7.50
Second quarter	$10.00	$2.80
Third quarter	$6.80	$3.68
Fourth quarter	$7.85	$3.20
Fiscal 2016:
First quarter	$81.10	$41.40
Second quarter	$67.50	$48.10
Third quarter	$71.70	$46.00
Fourth quarter	$55.00	$29.00

Record Holders

As of March 30, 2018 there were 3 holders of record of our common stock.

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

COMPARISON OF 50 MONTH CUMULATIVE TOTAL RETURN*

Among Vince Holding Corp., the S&P 500 Index,
and S&P Retailing Index

$300
$250
$200
$150
$100
$50
$0
11/22/13
2/1/14
1/31/15
1/30/16
1/28/17
2/3/18
Vince Holding Corp.
S&P 500
S&P Retailing Index

*$100 invested on 11/22/13 in stock or 10/31/13 in index, including reinvestment of dividends.
Indexes calculated on month-end basis.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any shares of common stock during the three months ended February 3, 2018.

Unregistered Sales of Equity Securities

On August 10, 2017, the Company entered into an Investment Agreement (the “2017 Investment Agreement”) with Sun Cardinal, LLC and SCSF Cardinal, LLC (collectively, the “Sun Cardinal Investors”) pursuant to which the Sun Cardinal Investors agreed to backstop the 2017 Rights Offering by purchasing at the subscription price of $0.45 per share (prior to adjustment for the Reverse Stock Split) any and all shares not subscribed through the exercise of rights, including the over-subscription. See Note 12 “Related Party Transactions” within the notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for additional information regarding the 2017 Rights Offering. Simultaneous with the closing of the 2017 Rights Offering, on September 8, 2017, the Company received $8.0 million of proceeds from the 2017 Investment Agreement and issued to the Sun Cardinal Investors 17,831,247 shares of its common stock (prior to adjustment for the Reverse Stock Split) in connection therewith. The Company used a portion of the net proceeds received from the 2017 Rights Offering and related 2017 Investment Agreement to (1) repay $9.0 million under the Company’s Term Loan Facility and (2) repay $15.0 million under the Company’s Revolving Credit Facility, without a concurrent commitment reduction. The Company used the remaining net proceeds for general corporate purposes, except for $1.8 million which was retained at Vince Holding Corp. The shares issued to the Sun Cardinal Investors pursuant to the 2017 Investment Agreement were sold in reliance on the exemption set forth in Section 4(a)(2) under the Securities Act and/or Regulation D promulgated thereunder.

ITEM 6.	SELECTED FINANCIAL DATA.

The selected historical consolidated financial data set forth below for each of the years in the five-year period ended February 3, 2018 and as of February 3, 2018 have been derived from our audited consolidated financial statements.

The historical results presented below are not necessarily indicative of the results expected for any future period. The information should be read in conjunction with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K and our Consolidated Financial Statements and related notes included herein.

	Fiscal Year (1)
	2017	2016	2015	2014	2013
(in thousands, except per share data)
Statement of Operations Data:
Net sales	$272,582	$268,199	$302,457	$340,396	$288,170
Gross profit (2)	121,789	122,819	132,516	166,829	133,016
Selling, general and administrative expenses (3)	140,106	134,430	116,790	96,579	83,663
(Loss) income from operations (4)	(18,317)	(64,672)	15,726	70,250	49,353
Net income (loss) from continuing operations (4) (5)	58,597	(162,659)	5,099	35,723	23,395
Net loss from discontinued operations, net of tax (6)	—	—	—	—	(50,815)
Net income (loss) (4) (5)	58,597	(162,659)	5,099	35,723	(27,420)
Basic earnings (loss) per share:
Basic earnings (loss) per share from continuing operations (7)	$7.70	$(35.04)	$1.39	$9.73	$8.32
Basic earnings (loss) per share (7)	$7.70	$(35.04)	$1.39	$9.73	$(9.75)
Diluted earnings (loss) per share:
Diluted earnings (loss) per share from continuing operations (7)	$7.70	$(35.04)	$1.36	$9.34	$8.27
Diluted earnings (loss) per share (7)	$7.70	$(35.04)	$1.36	$9.34	$(9.70)

Weighted average shares outstanding:
Basic (7)	7,605,822	4,642,053	3,677,043	3,673,049	2,811,979
Diluted (7)	7,608,427	4,642,053	3,752,922	3,824,490	2,827,292

	As of
	February 3, 2018	January 28, 2017	January 30, 2016	January 31, 2015	February 1, 2014
(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$5,372	$20,978	$6,230	$112	$21,484
Working capital	36,397	24,170	(11,415)	16,650	65,398
Total assets	234,534	239,480	363,568	378,648	409,374
Debt principal	49,900	50,200	60,000	88,000	170,000
Other liabilities (long-term) (8)	58,273	137,830	140,838	146,063	169,015
Stockholders' equity (deficit)	74,769	(13,981)	78,502	71,969	33,551

	Fiscal Year (1)
	2017	2016	2015	2014	2013
Other Operating and Financial Data:
Total company operated stores at end of period	55	54	48	37	28
Comparable sales (9) (10)	4.5%	(16.2)%	4.2%	12.6%	25.2%

(1)

Fiscal year ends on Saturday closest to January 31. Fiscal 2017 (ended February 3, 2018) consisted of 53 weeks. Fiscal 2016 (ended January 28, 2017), Fiscal 2015 (ended January 30, 2016), Fiscal 2014 (ended January 31, 2015) and Fiscal 2013 (ended February 1, 2014) consisted of 52 weeks.

(2)	Fiscal 2015 includes the impact of $10,300 pre-tax expense associated with inventory write-downs primarily related to excess out of season and current inventory.
(3)

Fiscal 2017 and fiscal 2016 includes the impact of $5,111 and $2,082, respectively, of non-cash asset impairment charges related to the assets of certain retail stores with asset carrying values that were determined not to be recoverable and exceeded fair value. Fiscal 2015 includes the net impact of $2,702 pre-tax expense associated with executive severance costs and executive search costs partly offset by the favorable impact of executive stock option forfeitures. Fiscal 2014 includes $571 pre-tax expense associated with the secondary offering by certain stockholders of the Company completed in July 2014. Fiscal 2013 includes $9,751 pre-tax expense associated with the impact of public company transition costs.

(4)

Fiscal 2016 includes the impact of a pre-tax impairment charges of $22,311 related to goodwill and $30,750 related to the tradename intangible asset. See Note 1 “Description of Business and Summary of Significant Accounting Policies (L) Goodwill and Other Intangible Assets” to the Consolidated Financial Statements included in this Annual Report on Form 10-K for additional details.

(5)

Fiscal 2017 includes the $82,002 pre-tax benefit from re-measurement of the liability related to the Tax Receivable Agreement which represents our obligation to pay 85% of estimated cash savings on federal, state and local income taxes realized by us through our use of certain net tax assets retained by us subsequent to the completion of the IPO and Restructuring Transactions executed in November 2013.  The pre-tax benefit on the re-measurement of the liability related to the Tax Receivable Agreement was primarily due to the Tax Cuts and Jobs Act (the “TCJA”) enacted on December 22, 2017 and the change in levels of projected pre-tax income. The TCJA made substantial changes to the U.S. tax law, including, the reduction of the U.S. federal corporate tax rate from 35% to 21% which resulted in the re-measurement of liability under the Tax Receivable Agreement at the lower tax rate. Fiscal 2016 includes the impact of a $121,836 valuation allowance recorded against our deferred tax assets. See Note 10 “Income Taxes” to the Consolidated Financial Statements included in this Annual Report on Form 10-K for additional details.

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

(7)

At the close of business on October 23, 2017, the Company effected a 1-for-10 reverse stock split. Fiscal 2016, fiscal 2015, fiscal 2014 and fiscal 2013 amounts have been revised to give retroactive effect to the reverse stock split. See Note 1 “Description of Business and Summary of Significant Accounting Policies (D) Reverse Stock Split” to the Consolidated Financial Statements included in this Annual Report on Form 10-K for additional details.

(8)	Other liabilities includes the long-term portion of the liability related to the Tax Receivable Agreement.
(9)

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

(10)

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

Our fiscal year ends on the Saturday closest to January 31. Fiscal years 2017, 2016 and 2015 ended on February 3, 2018 (“fiscal 2017”), January 28, 2017 (“fiscal 2016”) and January 30, 2016 (“fiscal 2015”), respectively. Fiscal year 2017 consisted of 53 weeks. Fiscal years 2016 and 2015 each consisted of 52 weeks. The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. All amounts disclosed are in thousands except door and store counts, countries, share and per share data and percentages. The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations gives retroactive effect to the Reverse Stock Split for all periods presented, unless otherwise noted. See Note 1 “Description of Business and Summary of Significant Accounting Policies” to the Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

For purposes of this Annual Report on Form 10-K, “Vince,” the “Company,” “we,” and “our,” refer to Vince Holding Corp. (“VHC”) and our wholly owned subsidiaries, including Vince Intermediate Holding, LLC (“Vince Intermediate”) and Vince, LLC. References to “Kellwood” refer, as applicable, to Kellwood Holding, LLC and its consolidated subsidiaries (including Kellwood Company, LLC) or the operations of the non-Vince businesses after giving effect to the restructuring transactions (“Restructuring Transactions”) that were completed in connection with our initial public offering (“IPO”) on November 27, 2013 and prior to the Kellwood Sale.

This discussion contains forward-looking statements involving risks, uncertainties and assumptions that could cause our results to differ materially from expectations. For a discussion of the risks facing our business, see “Item 1A—Risk Factors” included in this Annual Report on Form 10-K.

Executive Overview

Established in 2002, Vince is a global luxury apparel and accessories brand best known for creating elevated yet understated pieces for every day. The collections are inspired by the brand’s California origins and embody a feeling of warm and effortless style.  Vince designs uncomplicated yet refined pieces that approach dressing with a sense of ease.  Known for its range of luxury products, Vince offers wide array of women’s and men’s ready-to-wear, shoes, and capsule collection of handbags, and home for a global lifestyle. Vince products are sold in prestige distribution worldwide, including approximately 2,000 distribution locations across more than 40 countries. Additionally, we have recently entered into limited distribution arrangements with Nordstrom, Inc. and Neiman Marcus Group LTD in order to rationalize our department store distribution strategy which is intended to improve profitability in the Wholesale segment in the future and to enable us to focus on other areas of growth for the brand, particularly in the Direct-to-consumer segment. We plan to capture the sales from exited wholesale doors through our retail and e-commerce businesses while collaborating with the wholesale partners in various areas including merchandising and logistics to build a more profitable and focused wholesale business.

We serve our customers through a variety of channels that reinforce the Vince brand image. Our diversified channel strategy allows us to introduce our products to customers through multiple distribution points that are reported in two segments: Wholesale and Direct-to-consumer.

The following is a summary of fiscal 2017 highlights:

•	Our net sales totaled $272,582 which includes $1,576 of net sales for the 53rd week, reflecting a 1.6% increase compared to prior year net sales of $268,199.
•	Our Wholesale net sales decreased 2.3% to $166,113 and our Direct-to-consumer net sales increased 8.5% to $106,469. Comparable store sales including e-commerce increased 4.5% compared to last year.
•

We incurred $4,701 of costs during fiscal 2017 associated with the remediation and optimization of the systems implemented in the prior year. Additionally, in the prior year we incurred $6,950 of strategic investment costs related to (i) the migration of our distribution facilities to a new third-party service provider; (ii) the realignment of our supplier base; (iii) the transition of information technology systems and infrastructure in-house from Kellwood; (iv) the estimated impact of our strategic decision regarding handbags; and (v) our brand update initiatives.

•

Our net income was $58,597, or $7.70 per diluted share, compared to a net loss of $162,659, or $35.04 per share, in the prior year. The net income in fiscal 2017 included a $82,002 pre-tax benefit from the re-measurement of the liability related to the Tax Receivable Agreement.  See Note 12 “Related Party Transactions” to the consolidated financial statements in this Annual Report on Form 10-K for further information. The 53rd week did not have a significant impact on our net income for fiscal 2017. The net loss in fiscal 2016 included pre-tax impairment charges of $53,061 related to goodwill and our indefinite-lived tradename intangible asset and a $121,836 valuation allowance established against our deferred tax assets.

•	We opened one new retail store during fiscal 2017.
•

The Company issued an aggregate of 6,666,666 shares of its common stock in connection with the 2017 Rights Offering and related 2017 Investment Agreement, raising gross proceeds of $30,000. The Company used a portion of the net proceeds received to (1) repay $9,000 under the Company’s Term Loan Facility and (2) repay $15,000 under the Company’s Revolving Credit Facility, without a concurrent commitment reduction. The Company used the remaining net proceeds for general corporate purposes, except for $1,823 which was retained at VHC. See Note 12 “Related Party Transactions” to the Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

•

At the close of business on October 23, 2017, the Company effected a 1-for-10 reverse stock split (the “Reverse Stock Split”). The Company’s common stock began trading on a split-adjusted basis when the market opened on October 24, 2017. Pursuant to the Reverse Stock Split, every 10 shares of the Company’s issued and outstanding common stock were automatically converted into one share of common stock. See Note 1 “Description of Business and Summary of

Significant Accounting Policies (D) Reverse Stock Split” to the Consolidated Financial Statements in this Annual Report on Form 10-K for further information.
•

As of February 3, 2018, we had $49,900 of total debt principal outstanding comprised of $33,000 outstanding under our Term Loan Facility and $16,900 outstanding under our Revolving Credit Facility, as well as $5,372 of cash and cash equivalents.

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

Fiscal 2017 Compared to Fiscal 2016

The following table presents, for the periods indicated, our operating results as a percentage of net sales as well as earnings per share data:

	Fiscal Year
	2017		2016		Variances
		% of Net		% of Net
	Amount	Sales	Amount	Sales	Amount	Percent
(in thousands, except per share data, store counts and percentages)
Statements of Operations:
Net sales	$272,582	100.0%	$268,199	100.0%	$4,383	1.6%
Cost of products sold	150,793	55.3%	145,380	54.2%	5,413	3.7%
Gross profit	121,789	44.7%	122,819	45.8%	(1,030)	(0.8)%
Impairment of goodwill and indefinite-lived intangible asset	—	0.0%	53,061	19.8%	(53,061)	(100.0)%
Selling, general and administrative expenses	140,106	51.4%	134,430	50.1%	5,676	4.2%
(Loss) income from operations	(18,317)	(6.7)%	(64,672)	(24.1)%	46,355	(71.7)%
Interest expense, net	5,540	2.0%	3,932	1.5%	1,608	40.9%
Other (income) expense, net	(81,882)	(30.0)%	329	0.1%	(82,211)	*
Income (loss) before income taxes	58,025	21.3%	(68,933)	(25.7)%	126,958	(184.2)%
(Benefit) provision for income taxes	(572)	(0.2)%	93,726	34.9%	(94,298)	(100.6)%
Net income (loss)	$58,597	21.5%	$(162,659)	(60.6)%	$221,256	(136.0)%
Earnings (loss) per share:
Basic earnings (loss) per share	$7.70		$(35.04)
Diluted earnings (loss) per share	$7.70		$(35.04)
Other Operating and Financial Data:
Total company operated stores at end of period	55		54
Comparable sales growth	4.5%		(16.2)%

(*)	Not meaningful.

Net sales for fiscal 2017 were $272,582, increasing $4,383, or 1.6%, versus $268,199 for fiscal 2016. Net sales by reportable segment were as follows:

	Fiscal Year
(in thousands)	2017	2016
Wholesale	$166,113	$170,053
Direct-to-consumer	106,469	98,146
Total net sales	$272,582	$268,199

Net sales from our Wholesale segment decreased $3,940, or 2.3%, to $166,113 in fiscal 2017 from $170,053 in fiscal 2016, primarily driven by a reduction in full-price and international orders partly offset by an increase in off-price sales. The 53rd week had an immaterial impact on the Wholesale segment.

Net sales from our Direct-to-consumer segment increased $8,323, or 8.5%, to $106,469 in fiscal 2017 from $98,146 in fiscal 2016. Comparable sales increased $4,359, or 4.5%, including e-commerce, reflecting an increase in average unit retail. Additionally, non-comparable store sales contributed $3,964 of sales growth which includes $1,576 for the 53rd week. Since the end of fiscal 2016, one new store has opened, bringing our total retail store count to 55 (consisting of 41 full price stores and 14 outlet stores) as of February 3, 2018, compared to 54 (consisting of 40 full price stores and 14 outlet stores) as of January 28, 2017.

Gross profit decreased $1,030, or 0.8%, to $121,789 in fiscal 2017 from $122,819 in fiscal 2016. As a percentage of sales, gross margin was 44.7%, compared with 45.8% in the prior year. The total gross margin rate change was primarily driven by the following factors:

•	The unfavorable impact from a higher mix of markdown merchandise in the Direct-to-consumer segment contributed negatively by approximately 100 basis points;
•	The unfavorable impact from year-over-year adjustments to inventory reserves contributed negatively by approximately 100 basis points; and
•	The favorable impact from reduced discounts in the off-price wholesale channel partly offset by an increase in the rate of sales allowances contributed approximately 100 basis points of improvement.

Impairment of goodwill and indefinite-lived intangible asset for fiscal 2016 includes charges of $22,311 related to goodwill and $30,750 related to our indefinite-lived tradename asset. See “Critical Accounting Policies — Fair Value Assessments of Goodwill and Other Indefinite-Lived Intangible Assets” below for further details.

Selling, general and administrative (“SG&A”) expenses for fiscal 2017 were $140,106, increasing $5,676, or 4.2%, versus $134,430 for fiscal 2016. SG&A expenses as a percentage of sales were 51.4% and 50.1% for fiscal 2017 and fiscal 2016, respectively. The change in SG&A expenses compared to the prior year period is primarily due to:

•	$4,701 of increased costs associated with the remediation and optimization of the systems implemented in the prior year;
•	Approximately $3,700 of increased compensation and benefits and temporary labor costs primarily related to an increase in incentive compensation;
•	$3,029 of additional non-cash asset impairment charge related to the impairment of certain retail stores with asset carrying values that were determined not to be recoverable and exceeded fair value;
•	$1,703 of increased expenses associated with new stores;
•	$1,647 of increased severance costs;
•

Approximately $1,600 of increased costs associated with the stand-alone systems and supporting services as a result of the transition of the information technology systems and infrastructure in-house from Kellwood;

•	$1,036 of additional one-time investments primarily associated with our efforts to reduce costs and improve profitability;
•	$1,030 of increased depreciation and amortization expenses primarily associated with our new systems; and
•	$773 of increased marketing and advertising expenses.

The above increases were partially offset by:

•	$6,140 of costs incurred in the prior year associated with the consulting agreements with our co-founders;

•

A decrease in strategic investments of $5,366 related to costs incurred in the prior year related to the realignment of our supplier base, the transition of the information technology systems and infrastructure in-house from Kellwood, severance and other costs related to handbags and costs related to our brand update initiatives; and

•	$2,726 of decreased product development costs.

(Loss) income from operations by segment for fiscal 2017 and fiscal 2016 is summarized in the following table:

	Fiscal Year
(in thousands)	2017	2016
Wholesale	$44,496	$47,098
Direct-to-consumer	(97)	1,216
Subtotal	44,399	48,314
Unallocated corporate expenses	(62,716)	(59,925)
Impairment of goodwill and indefinite-lived intangible asset	—	(53,061)
Total loss from operations	$(18,317)	$(64,672)

Operating income from our Wholesale segment decreased $2,602, or 5.5%, to $44,496 in fiscal 2017 from $47,098 in fiscal 2016. This decrease was driven by the sales volume decline discussed above.

Operating income from our Direct-to-consumer segment decreased $1,313, or 108.0% to an operating loss of $97 in fiscal 2017 from operating income of $1,216 in fiscal 2016. The decrease resulted primarily from $3,029 of additional non-cash asset impairment charge related to the impairment of certain retail stores with asset carrying values that were determined not to be recoverable and exceeded fair value as well as the impact of higher digital marketing and advertising expenses and increased expenses associated with new stores, partly offset by an increase in gross profit.

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

Interest expense, net increased $1,608, or 40.9%, to $5,540 in fiscal 2017 from $3,932 in fiscal 2016 primarily due to higher overall average borrowings on the Revolving Credit Facility, as well as increased financing fees as a result of the amendments to the Term Loan Facility and Revolving Credit Facility.

Other (income) expense, net decreased $82,211 to income of $81,882 in fiscal 2017 from expense of $329 in fiscal 2016.  The change is primarily attributable to a $82,002 pre-tax benefit from re-measurement of the liability related to the Tax Receivable Agreement. See “Critical Accounting Policies – Tax Receivable Agreement” below and Note 12 “Related Party Transactions” to the consolidated financial statements in this Annual Report on Form 10-K for further information.

(Benefit) provision for income taxes for fiscal 2017 was $(572) as compared to $93,726 for fiscal 2016. On December 22, 2017, U.S. tax reform legislation known as the Tax Cuts and Jobs Act (“TCJA”) was signed into law. The TCJA makes substantial changes to U.S. tax law, including a reduction in the corporate tax rate, a limitation on deductibility of interest expense, a limitation on the use of net operating losses to offset future taxable income, and the allowance of immediate expensing of capital expenditures. Our effective tax rate for fiscal 2017 and fiscal 2016 was (1.0)% and (136.0)%, respectively. The effective tax rate for fiscal 2017 differed from the U.S. statutory rate of 33.7% primarily due to the non-deductible Tax Receivable Agreement revaluation and the reduction in valuation allowance.  Excluding the impact of the Tax Receivable Agreement and valuation allowance, the effective tax rate was 27.6% for fiscal 2017 and differed from the U.S. statutory rate of 33.7% primarily due to the impact of state taxes.  The effective tax rate for fiscal 2016 included the impact of a valuation allowance established against our deferred tax assets.  Excluding the impact of the valuation allowance, the effective tax rate was 40.8% for fiscal 2016 and differed from the U.S. statutory rate of 35% primarily due to the impact of state taxes.

Fiscal 2016 Compared to Fiscal 2015

The following table presents, for the periods indicated, our operating results as a percentage of net sales as well as earnings per share data:

	Fiscal Year
	2016		2015		Variances
		% of Net		% of Net
	Amount	Sales	Amount	Sales	Amount	Percent
(in thousands, except per share data, store counts and percentages)
Statements of Operations:
Net sales	$268,199	100.0%	$302,457	100.0%	$(34,258)	(11.3)%
Cost of products sold	145,380	54.2%	169,941	56.2%	(24,561)	(14.5)%
Gross profit	122,819	45.8%	132,516	43.8%	(9,697)	(7.3)%
Impairment of goodwill and indefinite-lived intangible asset	53,061	19.8%	—	0.0%	53,061	100.0%
Selling, general and administrative expenses	134,430	50.1%	116,790	38.6%	17,640	15.1%
(Loss) income from operations	(64,672)	(24.1)%	15,726	5.2%	(80,398)	*
Interest expense, net	3,932	1.5%	5,680	1.9%	(1,748)	(30.8)%
Other expense, net	329	0.1%	1,733	0.6%	(1,404)	(81.0)%
(Loss) income before income taxes	(68,933)	(25.7)%	8,313	2.7%	(77,246)	*
Provision for income taxes	93,726	34.9%	3,214	1.0%	90,512	*
Net (loss) income	$(162,659)	(60.6)%	$5,099	1.7%	$(167,758)	*
(Loss) earnings per share:
Basic (loss) earnings per share	$(35.04)		$1.39
Diluted (loss) earnings per share	$(35.04)		$1.36
Other Operating and Financial Data:
Total company operated stores at end of period	54		48
Comparable sales growth	(16.2)%		4.2%

(*)	Not meaningful.

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

Gross profit decreased $9,697, or 7.3%, to $122,819 in fiscal 2016 from $132,516 in fiscal 2015. As a percentage of sales, gross margin was 45.8%, compared with 43.8% in the prior year. Gross profit and margin were negatively impacted in the prior year by net charges totaling $10,300 associated with the Company’s decision to accelerate the disposition of aged and excess product. The total gross margin rate change was primarily driven by the following factors:

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

Interest expense, net decreased $1,748, or 30.8%, to $3,932 in fiscal 2016 from $5,680 in fiscal 2015. The reduction in interest expense is primarily due to lower overall debt balances as a result of voluntary prepayments on our Term Loan Facility during fiscal 2015 as well as lower overall average borrowings on the Revolving Credit Facility.

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

Liquidity and Capital Resources

Our sources of liquidity are cash and cash equivalents, cash flows from operations, if any, borrowings available under the Revolving Credit Facility and our ability to access capital markets. Our primary cash needs are funding working capital requirements, meeting our debt service requirements, paying amounts due under the Tax Receivable Agreement and capital expenditures for new stores and related leasehold improvements. The most significant components of our working capital are cash and cash equivalents, accounts receivable, inventories, accounts payable and other current liabilities. In accordance with new accounting guidance that became effective for fiscal 2016, management believes that the actions taken by management as described in Note 1 “Description of Business and Summary of Significant Accounting Policies — (E) Sources and Uses of Liquidity” will generate sufficient liquidity needs during the next twelve months from the date the financial statements are issued. See Note 1 “Description of Business and Summary of Significant Accounting Policies — (E) Sources and Uses of Liquidity” to the Consolidated Financial Statements in this Annual Report on Form 10-K for additional details.

In June 2017, the Company entered into a Waiver, Consent and First Amendment to the Term Loan Facility which, among other things, (i) waives the Consolidated Net Total Leverage Ratio (as defined in the Term Loan Facility) covenant for the test periods from July 2017 through and including April 2019; and (ii) requires, beginning with the payment due on or around January 2018, the Company to pay a quarterly amortization payment of $3,000 for such fiscal quarter and $2,000 for each fiscal quarter thereafter, provided that there is not less than $15,000 of “availability” under the Revolving Credit Facility on a pro forma basis immediately before and after giving effect to such amortization payment. See “Financing Activities – Term Loan Facility” below for further information regarding the amendment.

In June 2017, the Company entered into an amendment to the Revolving Credit Facility which included increasing the borrowing base under the Revolving Credit Facility, thereby increasing availability under this facility. See “Financing Activities – Revolving Credit Facility” below for further information regarding the amendment.

In August 2017, the Company entered into the 2017 Investment Agreement with Sun Cardinal, LLC and SCSF Cardinal, LLC (collectively, the “Sun Cardinal Investors”) and the Company commenced a rights offering (the “2017 Rights Offering”). The 2017 Rights Offering expired on August 30, 2017 and the Company received total subscriptions of $21,976. The Company received such proceeds on September 8, 2017. Additionally, in accordance with the related 2017 Investment Agreement the Company received $8,024 on September 8, 2017 from the Sun Cardinal Investors. The Company used a portion of the net proceeds received from the 2017 Rights Offering and related Investment Agreement to (1) repay $9,000 under the Company’s Term Loan Facility and (2) repay $15,000 under the Company’s Revolving Credit Facility, without a concurrent commitment reduction. The Company used the remaining net proceeds for general corporate purposes, except for $1,823 which was retained at VHC. See Note 12 “Related Party Transactions” to the Consolidated Financial Statements in this Annual Report on Form 10-K for additional details.

Operating Activities

	Fiscal Year
(in thousands)	2017	2016	2015
Operating activities
Net income (loss)	$58,597	$(162,659)	$5,099
Add (deduct) items not affecting operating cash flows:
Impairment of goodwill and indefinite-lived intangible asset	—	53,061	—
Depreciation and amortization	10,098	8,684	8,350
Adjustment to Tax Receivable Agreement obligation	(82,002)	—	—
Impairment of property and equipment	5,111	2,082	—
Provision for inventories	810	839	16,263
Deferred rent	(1,269)	413	1,723
Deferred income taxes	(379)	93,444	2,745
Share-based compensation expense	1,138	1,344	1,259
Other	1,240	701	1,634
Changes in assets and liabilities:
Receivables, net	(10,280)	(936)	24,397
Inventories	(11,202)	(2,792)	(15,420)
Prepaid expenses and other current assets	(1,753)	598	3,441
Accounts payable and accrued expenses	(9,785)	(24,414)	1,044
Other assets and liabilities	(711)	(25)	1,093
Net cash (used in) provided by operating activities	$(40,387)	$(29,660)	$51,628

Net cash used in operating activities during fiscal 2017 was $40,387, which consisted of net income of $58,597, impacted by non-cash items of $(65,253) and cash used in working capital of $33,731. Net cash used in working capital primarily resulted from a cash outflow of $10,280 in receivables, net primarily driven by the timing of collections, a cash outflow of $11,202 in inventories and a cash outflow in accounts payable and accrued expenses of $9,785 due to the timing of payments to vendors.

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

Investing Activities

	Fiscal Year
(in thousands)	2017	2016	2015
Investing activities
Payments for capital expenditures	$(3,379)	$(14,287)	$(17,591)
Net cash used in investing activities	$(3,379)	$(14,287)	$(17,591)

Net cash used in investing activities of $3,379 during fiscal 2017 represents capital expenditures primarily related to the investment in our retail store build-outs, including leasehold improvements and store fixtures and our new systems.

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

Financing Activities

	Fiscal Year
(in thousands)	2017	2016	2015
Financing activities
Proceeds from borrowings under the Revolving Credit Facility	$421,403	$181,367	$115,127
Repayment of borrowings under the Revolving Credit Facility	(409,703)	(191,167)	(123,127)
Repayment of borrowings under the Term Loan Facility	(12,000)	—	(20,000)
Proceeds from common stock issuance, net of transaction costs	28,973	63,773	—
Proceeds from stock option exercises and issuance of common stock under employee stock purchase plan	42	4,722	175
Financing fees	(555)	—	(94)
Net cash provided by (used in) financing activities	$28,160	$58,695	$(27,919)

Net cash provided by financing activities was $28,160 during fiscal 2017, primarily consisting of $28,973 of net proceeds received from the 2017 Rights Offering and $11,700 of net proceeds from borrowings under our Revolving Credit Facility, partly offset by $12,000 of payments under the Term Loan Facility.

Net cash provided by financing activities was $58,695 during fiscal 2016, primarily consisting of net proceeds received from the issuance of common stock in connection with the 2016 Rights Offering of $63,773 and $4,722 of proceeds received from stock option exercises and issuance of common stock under our employee stock purchase plan, partly offset by $9,800 of net repayments of borrowings under the Revolving Credit Facility.

Net cash used by financing activities was $27,919 during fiscal 2015, primarily consisting of voluntary prepayments totaling $20,000 on the Term Loan Facility and $8,000 of net repayments of borrowings under the Revolving Credit Facility.

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

The Revolving Credit Facility also contains representations and warranties, other covenants and events of default that are customary for this type of financing, including limitations on the incurrence of additional indebtedness, liens, negative pledges, guarantees, investments, loans, asset sales, mergers, acquisitions, prepayment of other debt, the repurchase of capital stock, transactions with affiliates, and the ability to change the nature of the Company’s business or its fiscal year. The Revolving Credit Facility generally permits dividends in the absence of any event of default (including any event of default arising from the contemplated dividend), so long as (i) after giving pro forma effect to the contemplated dividend, for the following six months Excess Availability will be at least the greater of 20% of the adjusted loan cap and $10,000 and (ii) after giving pro forma effect to the contemplated dividend, the “Consolidated Fixed Charge Coverage Ratio” for the 12 months preceding such dividend shall be greater than or equal to 1.0 to 1.0 (provided that the Consolidated Fixed Charge Coverage Ratio may be less than 1.0 to 1.0 if, after giving pro forma effect to the contemplated dividend, Excess Availability for the six fiscal months following the dividend is at least the greater of 35% of the adjusted loan cap and $15,000). As of February 3, 2018, we were in compliance with applicable financial covenants. The second amendment replaced and superseded all side letters previously entered into between Vince, LLC and BofA with respect to the Revolving Credit Facility.

On March 28, 2018, Vince, LLC entered into a third amendment to the Revolving Credit Facility. In support of the Company’s previously announced wholesale distribution strategy, the third amendment modified the definition of “Eligible Trade Receivables” such that the applicable Concentration Limit for Accounts due from: (i) Nordstrom is 70% so long as Nordstrom’s credit rating is investment grade BBB- or higher by Standard & Poor’s Financial Services, LLC or Baa3 or higher by Moody’s Analytics, Inc and 50% at all other times; (ii) Neiman Marcus is 30%; and (iii) all other individual account debtors is 20%.

As of February 3, 2018, the availability under the Revolving Credit Facility was $38,560 net of the amended loan cap and there were $16,900 of borrowings outstanding and $8,260 of letters of credit outstanding under the Revolving Credit Facility. The weighted average interest rate for borrowings outstanding under the Revolving Credit Facility as of February 3, 2018 was 3.7%.
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

Bank of Montreal Facility

On June 22, 2017, Vince, LLC entered into a credit facility agreement with the Bank of Montreal to issue the Specified LCs (the “BMO LC Line”), as discussed under the Revolving Credit Facility above. The BMO LC Line was guaranteed by Sun Capital Fund V, L.P., an affiliate of Sun Capital Partners, Inc. The initial BMO LC Line was issued in the amount of $5,000. The maximum draw amount for all Specified LCs was $10,000. The BMO LC Line was unsecured but may have been secured subject to the terms of an intercreditor agreement between BofA and Bank of Montreal. BofA was permitted to draw on the Specified LCs upon the occurrence of certain events specified therein. In the event BofA drew on the Specified LCs upon the occurrence of a draw event, the loan would have been subject to certain customary terms and conditions pursuant to the applicable loan authorization document. The BMO LC Line also could have been released upon request by Vince, LLC so long as the Company had received at least $30,000 of cash proceeds from the 2017 Rights Offering, $15,000 of which must have been used to repay the principal amount of the outstanding loans under the Revolving Credit Facility (without permanent reduction of commitments) or the Excess Availability would have been greater than $10,000 after giving pro forma effect to the 2017 Rights Offering proceeds. The undrawn portion of the face amount of the Specified LCs was subject to a standard 3% annual fee. On October 31, 2017, at the request of the Company, the BMO LC Line was released upon satisfaction of the above release conditions.

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

On June 30, 2017, the Borrowers entered into a Waiver, Consent and First Amendment (the “Term Loan Amendment”) which, among other things, (i) waives the Consolidated Net Total Leverage Ratio (as defined in the Term Loan Facility) covenant (as described below) for the test periods from July 2017 through and including April 2019; (ii) requires the Borrowers, beginning with the payment due on or around January 2018, to pay a quarterly amortization payment of $3,000 for such fiscal quarter and $2,000 for each fiscal quarter thereafter, provided that there is not less than $15,000 of “availability” under the Revolving Credit Facility on a pro forma basis immediately before and after giving effect to such amortization payment; (iii) prohibits the Company from making any payments on the Tax Receivable Agreement (see Note 12 “Related Party Transactions” within the notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for further information) before the first amortization payment referenced above is made or if the Borrowers are not current on any of the foregoing amortization payments; (iv) increases the applicable margin by 2.0% per annum on all term loan borrowings; (v) requires the Borrowers to pay a fee to consenting term lenders equal to 0.5% of the outstanding principal amount of such lender’s term loans as of the effective date of the Term Loan Amendment; (vi) eliminates the Borrower’s ability to designate subsidiaries as unrestricted and to make certain payments, restricted payments and investments with certain funds considered “available excess amount” (as defined in the Term Loan Facility); (vii) eliminates the uncommitted incremental facility; and (viii) limits certain intercompany transactions between a loan party and a non-loan party subsidiary. If the Company is unable to make the full amortization payment specified in (ii) above on any of the scheduled amortization payment dates, the Company may defer such payment for up to two fiscal quarters after such payment was due. Any subsequent payments made will first be applied to any previously outstanding amounts. If the Company is unable to make the amortization payment after the permitted two fiscal quarter deferral, it may obtain a note from a third-party to repay such amount. The note must meet certain terms and conditions as set forth in the Term Loan Amendment. The Term Loan Amendment became effective on September 8, 2017 when the Company received $30,000 of gross proceeds in connection with the 2017 Rights Offering and related 2017 Investment Agreement (see Note 12 “Related Party Transactions” within the notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for further details) and used a portion of such proceeds to repay $9,000 in principal amount under the Term Loan Facility.

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

The Term Loan Facility contains a requirement that Vince, LLC and Vince Intermediate maintain a “Consolidated Net Total Leverage Ratio” as of the last day of any period of four fiscal quarters not to exceed 3.25 to 1.00. The Term Loan Facility permits Vince Holding Corp. to make a Specified Equity Contribution, as defined in the Term Loan Facility, to the Borrowers in order to increase, dollar for dollar, Consolidated EBITDA for such fiscal quarter for the purposes of determining compliance with this covenant at the end of such fiscal quarter and applicable subsequent periods provided that (a) in each four fiscal quarter period there shall be at least two fiscal quarters in which no Specified Equity Contribution is made; (b) no more than five Specified Equity Contributions shall be made in the aggregate during the term of the Agreement; and (c) the amount of any Specified Equity Contribution shall be no greater than the amount required to cause the Company to be in compliance with this covenant. During April 2017, the Company utilized $6,241 of the funds held by Vince Holding Corp. to make a Specified Equity Contribution in connection with the calculation of the Consolidated Net Total Leverage Ratio as of January 28, 2017. In addition, during May and June 2017, the Company utilized $11,831 of the funds held by Vince Holding Corp. to make Specified Equity Contributions in connection with the calculation of the Consolidated Net Total Leverage Ratio as of April 29, 2017. As discussed above, the Term Loan Amendment waives the Consolidated Net Total Leverage Ratio covenant for the test periods from July 2017 through and including April 2019.

In addition, the Term Loan Facility contains customary representations and warranties, other covenants, and events of default, including but not limited to, limitations on the incurrence of additional indebtedness, liens, negative pledges, guarantees, investments, loans, asset sales, mergers, acquisitions, prepayment of other debt, the repurchase of capital stock, transactions with affiliates, and the ability to change the nature of the Company’s business or its fiscal year, and distributions and dividends. The Term Loan Facility generally permits dividends to the extent that no default or event of default is continuing or would result from the contemplated dividend and the pro forma Consolidated Net Total Leverage Ratio after giving effect to such contemplated dividend is at least 0.25 lower than the maximum Consolidated Net Total Leverage Ratio for such quarter in an amount not to exceed the excess available amount, as defined in the loan agreement. All obligations under the Term Loan Facility are guaranteed by VHC and any future material domestic restricted subsidiaries of Vince, LLC and secured by a lien on substantially all of the assets of VHC, Vince, LLC and Vince Intermediate and any future material domestic restricted subsidiaries. As of February 3, 2018, after giving effect to the waiver described above, we were in compliance with applicable covenants.

Through February 3, 2018, on an inception to date basis, we have made repayments totaling $142,000 in the aggregate on the original $175,000 Term Loan Facility entered into on November 27, 2013, with $12,000 of such repayments made during fiscal 2017. As of February 3, 2018 we had $33,000 of debt outstanding under the Term Loan Facility.

Off-Balance Sheet Arrangements

We did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes during the periods presented herein.

Contractual Obligations

The following table summarizes our contractual obligations as of February 3, 2018:

	Future payments due by period
(in thousands)	2018	2019-2020	2021-2022	Thereafter	Total
Unrecorded contractual obligations
Operating lease obligations	$21,122	$41,110	$35,094	$36,194	$133,520
Other contractual obligations (1)	39,090	4,376	—	—	43,466
Recorded contractual obligations
Long-term debt obligations	8,000	41,900	—	—	49,900
Tax Receivable Agreement (2)	343				58,616
Total	$68,555	$87,386	$35,094	$36,194	$285,502

(1)	Consists primarily of inventory purchase obligations and service contracts.
(2)

VHC entered into the Tax Receivable Agreement with the Pre-IPO Stockholders (as described in Note 12 “Related Party Transactions” within the notes to Consolidated Financial Statements in this Annual Report on Form 10-K). We cannot, however, reliably estimate in which future periods these amounts would become due, other than those amounts expected to be paid within one year. The amount set forth in the “Total” column represents the remaining obligation as of February 3, 2018 under the Tax Receivable Agreement.

The summary above does not include the following items:

•

As of February 3, 2018, we have recorded $2,349 of unrecognized tax benefits, excluding interest and penalties. We are unable to make reliable estimates of cash flows by period due to the inherent uncertainty surrounding the effective settlement of these positions.

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

Accounts receivable are recorded net of allowances for expected future chargebacks and margin support from wholesale partners. It is the nature of the apparel and fashion industry that suppliers like us face significant pressure from wholesale partners in the retail industry to provide allowances to compensate for their margin shortfalls. This pressure often takes the form of customers requiring us to provide price concessions on prior shipments as a prerequisite for obtaining future orders. Pressure for these concessions is largely determined by overall retail sales performance and, more specifically, the performance of our products at retail. To the extent our wholesale partners have more of our goods on hand at the end of the season, there will be greater pressure for us to grant markdown concessions on prior shipments. Our accounts receivable balances are reported net of expected allowances for these matters based on the historical level of concessions required and our estimates of the level of markdowns and allowances that will be required in the coming season. We evaluate the allowance balances on a continual basis and adjust them as necessary to reflect changes in anticipated allowance activity. We also provide an allowance for sales returns based on known trends and historical return rates.

At February 3, 2018, a hypothetical 1% change in the reserves for allowances would have resulted in a change of $176 in accounts receivable and net sales.

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

At February 3, 2018, a hypothetical 1% change in the inventory obsolescence reserve would have resulted in a change of $19 in inventory, net and cost of products sold.

Fair Value Assessments of Goodwill and Other Indefinite-Lived Intangible Assets

Goodwill and other indefinite-lived intangible assets are tested for impairment at least annually and in an interim period if a triggering event occurs. We completed our annual impairment testing on our goodwill and indefinite-lived intangible asset, which consists of the Vince tradename, during the fourth quarters of fiscal 2017, fiscal 2016 and fiscal 2015.

An entity may elect to perform a qualitative impairment assessment for goodwill and indefinite-lived intangible assets. If adverse qualitative trends are identified during the qualitative assessment that indicate that it is more likely than not that the fair value of a reporting unit or indefinite-lived intangible asset is less than its carrying amount, a quantitative impairment test is required. “Step one” of the quantitative impairment test for goodwill requires an entity to determine the fair value of each reporting unit and compare such fair value to the respective carrying amount. If the estimated fair value of the reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is not impaired, and we are not required to perform further testing. In accordance with new accounting guidance adopted on January 29, 2017, if the carrying amount of the reporting unit exceeds its estimated fair value, an impairment loss is recorded for the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. Prior to the adoption of the new accounting guidance, if the carrying amount of the reporting unit exceeded its estimated fair value, “step two” of the impairment test was performed in order to determine the amount of the impairment loss. “Step two” of the goodwill impairment test included valuing the tangible and intangible assets of the impaired reporting unit based on the fair value determined in “step one” and calculating the fair value of the impaired reporting unit's goodwill based upon the residual of the summed identified tangible and intangible assets and liabilities. The goodwill impairment test is dependent on a number of factors, including estimates of future growth, profitability and cash flows, discount rates and other variables. We base our estimates on assumptions we believe to be reasonable, but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates.

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

In fiscal 2017, we elected to perform a quantitative impairment test on goodwill. The results of the quantitative test did not result in any impairment of goodwill, which amounted to $41,435 as of February 3, 2018, because the fair value of the Company’s Wholesale reporting unit exceeded its carrying value by approximately 35%. Significant assumptions utilized in the discounted cash flow analysis included a discount rate of 15.0%. Significant assumptions utilized in a market-based approach were market multiples ranging from 1.10x to 1.16x.

In fiscal 2016, a quantitative impairment test on goodwill determined that the fair value of our Direct-to-consumer reporting unit was below its carrying value. During fiscal 2016, the sales results within the Direct-to-consumer reporting unit were impacted by continued declines in average order values as well as declines in the number of transactions due to lower conversion rates and reduced traffic and as a result, the Direct-to-consumer reporting unit did not meet expectations, resulting in lower current and expected future cash flows. We estimated the fair value of our Direct-to-consumer reporting unit using both the income and market valuation approaches, with a weighting of 80% and 20%, respectively. “Step one” of the assessment determined that the fair value of the Direct-to-consumer reporting unit was below the carrying amount by approximately 40%. Accordingly, “step two” of the assessment was performed, which compared the implied fair value of the goodwill to the carrying value of such goodwill by performing a hypothetical purchase price allocation using the fair value of the reporting unit determined in “step one”. Based on the results from “step two,” we recorded a goodwill impairment charge of $22,311 to write-off all of the goodwill in our Direct-to-consumer reporting unit. The charge was recorded within Impairment of goodwill and indefinite-lived intangible asset on the Consolidated Statements of Operations, during the fourth quarter of fiscal 2016. Additionally, the results of “step one” of the assessment determined that the fair value of the Wholesale reporting unit exceeded its carrying value by approximately 40% and therefore did not result in any impairment of goodwill. However, further declines in the net sales or operating results of the Wholesale reporting unit may result in a partial or full impairment of its goodwill, which amounted to $41,435 as of January 28, 2017. Significant assumptions utilized in the discounted cash flow analysis included a discount rate of 16.0%. Significant assumptions utilized in a market-based approach were market multiples ranging from 0.50x to 0.90x for the Company’s reporting units.

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

In fiscal 2017, we elected to perform a quantitative assessment on our tradename intangible asset. The results of the quantitative test did not result in any impairment because the fair value of the Company’s tradename intangible asset exceeded its carrying value. The estimate of fair value of the tradename intangible asset was determined using a discounted cash flow valuation analysis, which was based on the “relief from royalty” methodology. Discount rate assumptions were based on an assessment of the risk inherent in the projected future cash flows generated by the intangible asset. Also subject to judgment are assumptions about royalty rates, which were based on the estimated rates at which similar tradenames are being licensed in the marketplace.

In fiscal 2016, a quantitative assessment on our tradename intangible asset determined that the fair value of our tradename intangible asset was below its carrying value. During fiscal 2016, our sales results did not meet expectations resulting in lower current and expected future cash flows. We estimated the fair value of our tradename intangible asset using a discounted cash flow valuation analysis, which is based on the “relief from royalty” methodology and determined that the fair value of our tradename intangible asset was below the carrying amount by approximately 30%. Accordingly, we recorded an impairment charge of $30,750, which was recorded within Impairment of goodwill and indefinite-lived intangible asset on the Consolidated Statements of Operations, during the fourth quarter of fiscal 2016. Discount rate assumptions were based on an assessment of the risk inherent in the projected future cash flows generated by the intangible asset. Also subject to judgment are assumptions about royalty rates, which were based on the estimated rates at which similar tradenames are being licensed in the marketplace.

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

Property and Equipment and Other Finite-Lived Intangible Assets

The Company reviews its property and equipment and finite-lived intangible assets for impairment when management determines that the carrying value of such assets may not be recoverable due to events or changes in circumstances. Recoverability of these assets is evaluated by comparing the carrying value of the asset with estimated future undiscounted cash flows. If the comparisons indicate that the value of the asset is not recoverable, an impairment loss is calculated as the difference between the carrying value and the fair value of the asset and the loss is recognized during that period. The long-lived asset impairment test is dependent on a number of factors, including estimates of future growth, profitability and cash flows, discount rates and other variables. During fiscal 2017, we recorded non-cash asset impairment charges of $5,111, within SG&A expenses on the Consolidated Statements of Operations, related to the impairment of property and equipment of certain retail stores with carrying values that were determined not to be recoverable and exceeded fair value. Prior to the impairment charge, these retail stores had a total net book value of $5,604. During fiscal 2016, we recorded non-cash asset impairment charges of $2,082, within SG&A expenses on the Consolidated Statements of Operations, related to the impairment of property and equipment of certain retail stores with carrying values that were determined not to be recoverable and exceeded fair value. Prior to the impairment charge, these retail stores had a total net book value of $3,124. The Company did not record any significant impairment charges in fiscal 2015.

Finite-lived intangible assets are comprised of customer relationships and are being amortized on a straight-line basis over their useful lives of 20 years.

Tax Receivable Agreement

In connection with the consummation of the IPO, we entered into a Tax Receivable Agreement (“TRA”) with the Pre-IPO Stockholders.  The TRA provides for payments to the Pre-IPO Stockholders in an amount equal to 85% of the aggregate reduction in taxes payable realized by the Company and its subsidiaries from the utilization of the Pre-IPO Tax Benefits. Amounts payable under the TRA are contingent upon, among other things, (i) generation of future taxable income over the term of the TRA and (ii) changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the TRA to utilize the tax benefits, then we would not be required to make the related payment obligations under the TRA. Therefore, we would only recognize a liability for TRA obligation if we determine if it is probable that we will generate sufficient future taxable income over the term of the TRA to utilize the related tax benefits. Estimating future taxable income is inherently uncertain and requires judgment. In projecting future taxable income, we consider our historical results and incorporate certain assumptions, including revenue growth, operating margins, and projected retail location openings, among others. If we determine in the future that we will not be able to fully utilize all or part of the related tax benefits, we would derecognize the portion of the liability related to benefits not expected to be utilized. Alternatively, if we generate additional future taxable income beyond our current estimate, we would recognize additional liability related to benefits expected to be utilized.

As of February 3, 2018, our TRA liability was recorded at $58,616 after reducing the liability by $82,002 to reflect our future tax benefit primarily as a result of the reduction in the federal tax rate due to the TCJA and the changes in levels of projected pre-tax income. $343 of our TRA liability is classified as current under Other accrued expenses and $58,273 is classified as non-current under Other liabilities on our Consolidated Balance Sheets. This amount classified as current is based on our taxable income for the fiscal year 2016, which was paid in the first quarter of fiscal 2018.

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

Due to the uncertain nature of the realization of our deferred income tax assets, during the fourth quarter of fiscal 2016, we recorded valuation allowances in the amount of $121,836, within Provision for income taxes on the Consolidated Statements of Operations, due to the combination of (i) a current year pretax loss, including goodwill and tradename impairment charges; (ii) levels of projected pre-tax income; and (iii) the Company’s ability to carry forward or carry back tax losses. During fiscal 2017, the Company released valuation allowances in the amount of $30,270, which consists of $44,034 impact from TCJA offset by $13,764 due to current year pre-tax loss. This valuation allowance is subject to periodic review, and, if the allowance is reduced, the tax benefit will be recorded in future operations as a reduction of our income tax expense.

Recent Accounting Pronouncements

For information on certain recently issued or proposed accounting standards which may impact Vince Holding Corp., please refer to the notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our principal market risk relates to interest rate sensitivity, which is the risk that changes in interest rates will reduce our net income or net assets. Our variable rate debt consists of borrowings under the Term Loan Facility and Revolving Credit Facility. Our current interest rate on the Term Loan Facility is based on (i) the Eurodollar rate (subject to a 1.00% floor) plus an applicable margin of 7.00% or (ii) the base rate applicable margin of 6.00%. Our interest rate on the Revolving Credit Facility is based on the LIBOR or the Base Rate (as defined in the Revolving Credit Facility) with applicable margins subject to a pricing grid based on an average daily excess availability calculation. As of February 3, 2018, a one percentage point increase in the interest rate on our variable rate debt would result in additional interest expense of approximately $499 for the $49,900 borrowings outstanding under the Term Loan Facility and Revolving Credit Facility as of such date, calculated on an annual basis.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of February 3, 2018.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting, which are described below under “Management’s Annual Report on Internal Control Over Financial Reporting.”

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our latest fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of February 3, 2018. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on this assessment, management has concluded that, as of February 3, 2018, our internal control over financial reporting was not effective, as management identified deficiencies in internal control over financial reporting that were determined to be material weaknesses. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We did not design and implement effective control over risk assessment with regard to our processes and procedures commensurate with our financial reporting requirements, which we determined to be a material weakness. Specifically, we did not maintain appropriate corporate governance and oversight, change management and system implementation controls intended to address the risks associated with the implementation of our ERP and payroll systems and to timely identify and appropriately mitigate such risk prior to transitioning to the new systems.

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

These material weaknesses could impact the effectiveness of IT-dependent controls (such as automated controls that address the risk of material misstatement to one or more assertions, along with the IT controls and underlying data that support the effectiveness of system-generated data and reports).

The material weaknesses above, which were initially identified during fiscal 2016, contributed to a third material weakness during fiscal 2017 where we did not maintain an effective control environment over the internal control activities to ensure the processing and reporting of transactions are complete, accurate, and timely. Specifically, we have not designed and implemented a sufficient level of formal financial reporting and operating policies and procedures that define how transactions across the business cycles should be initiated, recorded, processed, authorized, monitored, approved and appropriately reported, including presentation and disclosure within the financial statements.

Furthermore, we did not maintain effective controls over the valuation of our tradename indefinite-lived intangible asset. Specifically, we did not design and maintain controls that operate at a sufficient level of precision to determine the completeness and accuracy of the inputs into the valuation model used for the annual impairment assessment of the tradename indefinite-lived intangible asset.

The material weaknesses identified above could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

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

•	The development of information technology processes and procedures to appropriately monitor data processing and system interfaces;
•	The implementation of (i) controls to ensure that only appropriate system access rights are granted to system users; and (ii) controls related to routine reviews of user system access;
•	The implementation of appropriate segregation of duties in all systems that impact internal control over financial reporting;
•

The enhancement of our financial reporting and operating policies and procedures which will streamline our business processes, including initiation, processing, authorization, and recording of transactions to ensure such transactions are complete, accurate, and recorded in a timely manner; and

•

The refinement in precision of our process level management review controls involving review of the inputs into the valuation model used for the annual impairment assessment of the tradename indefinite-lived intangible asset.

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

We continue to make progress on our remediation and our goal is to implement the remaining control improvements and to fully remediate these material weaknesses during fiscal 2018, subject to there being sufficient opportunities to conclude, through testing, that the implemented controls are operating effectively. Until the controls are remediated, we will continue to perform additional analysis, substantive testing and other post-closing procedures to ensure that our consolidated financial statements are prepared in accordance with U.S. GAAP.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is incorporated herein by reference from the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2018 annual meeting of stockholders. Our definitive proxy statement will be filed on or before 120 days after the end of fiscal 2017.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item is incorporated herein by reference from the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2018 annual meeting of stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS.

The information required by this Item is incorporated herein by reference from the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2018 annual meeting of stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated herein by reference from the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2018 annual meeting of stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item is incorporated herein by reference from the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2018 annual meeting of stockholders.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a)	Financial Statements and Financial Statement Schedules. See “Index to the Audited Consolidated Financial Statements” which is located on F-1 of this Annual Report on Form 10-K.
(b)	Exhibits. See the exhibit index which is included herein.

Exhibit Listing:

Exhibit Number	Exhibit Description

3.1

Amended & Restated Certificate of Incorporation of Vince Holding Corp. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities Exchange Commission on November 27, 2013).

3.2

Amended & Restated Bylaws of Vince Holding Corp. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities Exchange Commission on November 27, 2013).

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.01 to the Company’s Current Report on Form 8-K filed on September 8, 2017).

4.1	Form of Stock certificate.

4.2

Registration Agreement, dated as of February 20, 2008, among Apparel Holding Corp., Sun Cardinal, LLC, SCSF Cardinal, LLC and the Other Investors party thereto (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-191336) filed with the Securities Exchange Commission on September 24, 2013).

10.1

Shared Services Agreement, dated as of November 27, 2013, between Vince, LLC and Kellwood Company, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities Exchange Commission on November 27, 2013).

Exhibit Number	Exhibit Description

10.2

Tax Receivable Agreement, dated as of November 27, 2013, between Vince Intermediate Holding, LLC, the Stockholders, and Sun Cardinal, LLC as Stockholder Representative (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities Exchange Commission on November 27, 2013).

10.3

Consulting Agreement, dated as of November 27, 2013, between Vince Holding Corp. and Sun Capital Partners Management V, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities Exchange Commission on November 27, 2013).

10.4

Credit Agreement, dated as of November 27, 2013, by and among Vince, LLC, Vince Intermediate Holding, LLC, Bank of America, N.A., as Administrative Agent, J.P. Morgan Securities LLC, as Syndication Agent, Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, as Joint Lead Arrangers and Joint Bookrunners, and Cantor Fitzgerald Securities, as Documentation Agent (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Securities Exchange Commission on November 27, 2013).

10.5

Credit Agreement, dated as of November 27, 2013, by and among Vince, LLC, the guarantors party thereto, Bank of America, N.A., as Agent, the other lenders party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Sole Lead Arranger and Sole Book Runner (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities Exchange Commission on November 27, 2013).

10.6†

Employment Agreement, dated November 21, 2014, between Melissa Wallace and Vince Holding Corp. (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed on March 27, 2015).

10.7†

Assignment and Assumption Agreement, dated as of November 27, 2013, by and between Kellwood Company, LLC and Apparel Holding Corp. (incorporated by reference to Exhibit 10.57 to the Company’s Annual Report on Form 10-K filed on April 4, 2014).

10.8†

2010 Stock Option Plan of Kellwood Company (incorporated by reference to Exhibit 10.56 to the Company’s Registration Statement on Form S-1 (File No. 333-191336) filed with the Securities Exchange Commission on September 24, 2013).

10.9†

Form of 2010 Stock Option Plan grant agreement for executive officers (incorporated by reference to Exhibit 10.57 to the Company’s Registration Statement on Form S-1 (File No. 333-191336) filed with the Securities Exchange Commission on September 24, 2013).

10.10†

Form of Indemnification Agreement (for directors and officers affiliated with Sun Capital Partners) (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on November 27, 2013).

10.11†

Form of Indemnification Agreement (for directors and officers not affiliated with Sun Capital Partners) (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on November 27, 2013).

10.12†

Vince Holding Corp. 2013 Incentive Plan (incorporated by reference to Exhibit 10.66 to the Company’s Registration Statement on Form S-1 (File No. 333-191336) filed with the Securities Exchange Commission on November 12, 2013).

10.13†	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K filed on November 27, 2013).

10.14†	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K filed on November 27, 2013).

10.15†

Vince Holding Corp. Amended and Restated 2013 Employee Stock Purchase Plan (incorporated by reference to Annex A to the Company’s Information Statement on Schedule 14C filed with the Securities Exchange Commission on September 3, 2015).

10.16

First Amendment to Credit Agreement, dated as of June 3, 2015, by and among Vince, LLC, the guarantors party thereto, Bank of America, N.A., as Agent, the other lenders party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Sole Lead Arranger and Sole Book Runner (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on September 8, 2015).

10.17

First Amendment to the Tax Receivable Agreement, dated as of September 1, 2015, between Vince Holding Corp., the Stockholders, and the Stockholder Representative (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on December 10, 2015).

10.18†

Employment Offer Letter, dated as of September 1, 2015, from Vince Holding Corp. to David Stefko relating to his appointment as the Interim Chief Financial Officer and Treasurer of the Company (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on December 10, 2015).

Exhibit Number	Exhibit Description

10.19†

Employment Offer Letter, dated as of October 22, 2015, from Vince, LLC to Brendan Hoffman relating to his appointment as the Chief Executive Officer of the Company (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on December 10, 2015).

10.20†

Transition Services and Separation Agreement, dated as of October 6, 2015, between Vince Holding Corp and Jill Granoff (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on December 10, 2015).

10.21†

Confidential Severance Agreement and General Release, dated as of August 6, 2015, between Vince Holding Corp and Lisa Klinger (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on December 10, 2015).

10.22†

Severance Agreement and General Release, dated as of September 28, 2015, between Vince, LLC and Karin Gregersen McLennan (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on December 10, 2015).

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

10.27†

Severance Agreement, dated as of August 30, 2017, between Vince, LLC and Katayone Adeli (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on December 7, 2017).

10.28†

Employment Agreement, dated as of June 30, 2016, between Vince, LLC and Mark Engebretson (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on December 8, 2016).

10.29†

Amendment No. 1 to Offer Letter, dated as of September 12, 2016, between Vince, LLC to Mark Engebretson (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on December 8, 2016).

10.30

Side Letter to Credit Agreement, dated as of March 6, 2017, by and among Vince, LLC, Vince Intermediate Holding, LLC, Vince Holding Corp. and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on June 8, 2017).

10.31

Side Letter to Credit Agreement, dated as of April 14, 2017, by and among Vince, LLC, Vince Intermediate Holding, LLC, Vince Holding Corp. and Bank of America, N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on June 8, 2017).

10.32

First Amendment to the Credit Agreement, dated as of June 30, 2017, by and among Vince, LLC, Vince Intermediate Holding, LLC, Vince Holding Corp. and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 5, 2017).

10.33

Side Letter to the Credit Agreement, dated as of June 30, 2017, by and among Vince, LLC, Vince Intermediate Holding, LLC, Vince Holding Corp. and Bank of America N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 5, 2017).

10.34

Second Amendment to the Credit Agreement, dated as of June 22, 2017, by and among Vince, LLC, the guarantors party thereto, Bank of America, N.A., as Agent, the other lenders party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Sole Lead Arranger and Sole Book Runner by and among the Company, the guarantors parties thereto, BofA, as administrative agent, and each lender party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 5, 2017).

Exhibit Number	Exhibit Description

10.35

Third Amendment to the Credit Agreement, dated as of March 28, 2018, by and among Vince, LLC, the guarantors party thereto, Bank of America, N.A., as Agent, the other lenders party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Sole Lead Arranger and Sole Book Runner by and among the Company, the guarantors parties thereto, BofA, as administrative agent, and each lender party thereto (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on March 29, 2018).

10.36

Credit Facility, dated June 22, 2017 by and among Vince Holding Corp., Sun Capital Fund V, L.P. as guarantor, and Bank of Montreal (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on July 5, 2017).

10.37	Letter Agreement, dated June 22, 2017, with Bank of America, N.A. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on July 5, 2017).

10.38	Agreement, dated as of July 13, 2017, by and between Vince, LLC and Rebecca Taylor, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 14, 2017).

10.39

Investment Agreement, dated as of August 10, 2017, by and among Vince Holding Corp., Sun Cardinal, LLC and SCSF Cardinal, LLC (incorporated by reference to Exhibit 10.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed on August 10, 2017).

21.1	List of subsidiaries of Vince Holding Corp. (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed on April 28, 2017).

23.1	Consent of PricewaterhouseCoopers LLP

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial Statements in XBRL Format

†	Indicates exhibits that constitute management contracts or compensatory plans or arrangements
ITEM 16.	FORM 10-K SUMMARY.

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

Signature	Title	Date

/s/ Brendan Hoffman	Chief Executive Officer (Principal Executive Officer) (Director)	April 25, 2018
Brendan Hoffman

/s/ David Stefko	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	April 25, 2018
David Stefko

/s/ Jonathan H. Borell	Director	April 25, 2018
Jonathan H. Borell

/s/ Robert A. Bowman	Director	April 25, 2018
Robert A. Bowman

/s/ Ryan J. Esko	Director	April 25, 2018
Ryan J. Esko

/s/ Jerome Griffith	Director	April 25, 2018
Jerome Griffith

/s/ Marc J. Leder	Director	April 25, 2018
Marc J. Leder

/s/ Michael Mardy	Director	April 25, 2018
Michael Mardy

/s/ Donald V. Roach	Director	April 25, 2018
Donald V. Roach

/s/ Eugenia Ulasewicz	Director	April 25, 2018
Eugenia Ulasewicz

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Vince Holding Corp.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vince Holding Corp. and its subsidiaries as of February 3, 2018 and January 28, 2017, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit) and cash flows for each of the three years in the period ended February 3, 2018, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 3, 2018 and January 28, 2017, and the results of their operations and their cash flows for each of the three years in the period ended February 3, 2018 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

New York, New York

April 25, 2018

We have served as the Company’s auditor since 2012.

VINCE HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	February 3,	January 28,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$5,372	$20,978
Trade receivables, net	20,760	10,336
Inventories, net	48,921	38,529
Prepaid expenses and other current assets	6,521	4,768
Total current assets	81,574	74,611
Property and equipment, net	31,608	42,945
Intangible assets, net	77,099	77,698
Goodwill	41,435	41,435
Deferred income taxes	379	—
Other assets	2,439	2,791
Total assets	$234,534	$239,480

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$22,556	$37,022
Accrued salaries and employee benefits	6,715	3,427
Other accrued expenses	7,906	9,992
Current portion of long-term debt	8,000	—
Total current liabilities	45,177	50,441
Long-term debt	40,682	48,298
Deferred rent	15,633	16,892
Other liabilities	58,273	137,830

Commitments and contingencies (Note 5)

Stockholders' equity (deficit):
Common stock at $0.01 par value (100,000,000 shares authorized, 11,616,500 and 4,942,760 shares issued and outstanding at February 3, 2018 and January 28, 2017, respectively)	116	49
Additional paid-in capital	1,113,342	1,083,172
Accumulated deficit	(1,038,624)	(1,097,137)
Accumulated other comprehensive loss	(65)	(65)
Total stockholders' equity (deficit)	74,769	(13,981)
Total liabilities and stockholders' equity (deficit)	$234,534	$239,480

See accompanying notes to Consolidated Financial Statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data and share amounts)

	Fiscal Year
	2017	2016	2015
Net sales	$272,582	$268,199	$302,457
Cost of products sold	150,793	145,380	169,941
Gross profit	121,789	122,819	132,516
Impairment of goodwill and indefinite-lived intangible asset	—	53,061	—
Selling, general and administrative expenses	140,106	134,430	116,790
(Loss) income from operations	(18,317)	(64,672)	15,726
Interest expense, net	5,540	3,932	5,680
Other (income) expense, net	(81,882)	329	1,733
Income (loss) before income taxes	58,025	(68,933)	8,313
(Benefit) provision for income taxes	(572)	93,726	3,214
Net income (loss)	$58,597	$(162,659)	$5,099
Earnings (loss) per share:
Basic earnings (loss) per share	$7.70	$(35.04)	$1.39
Diluted earnings (loss) per share	$7.70	$(35.04)	$1.36
Weighted average shares outstanding:
Basic	7,605,822	4,642,053	3,677,043
Diluted	7,608,427	4,642,053	3,752,922

See accompanying notes to Consolidated Financial Statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Fiscal Year
	2017	2016	2015
Net income (loss)	$58,597	$(162,659)	$5,099
Comprehensive income (loss)	$58,597	$(162,659)	$5,099

See accompanying notes to Consolidated Financial Statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

	Common Stock
	Number of Shares Outstanding	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of January 31, 2015	3,674,824	$37	$1,011,574	$(939,577)	$(65)	$71,969
Comprehensive income:
Net income	—	—	—	5,099	—	5,099
Share-based compensation expense	—	—	1,259	—	—	1,259
Exercise of stock options	2,620	—	175	—	—	175
Restricted stock unit vestings	497	—	—	—	—	—
Balance as of January 30, 2016	3,677,941	37	1,013,008	(934,478)	(65)	78,502
Comprehensive loss:
Net loss	—	—	—	(162,659)	—	(162,659)
Common stock issuance, net of certain costs	1,181,818	12	64,098	—	—	64,110
Share-based compensation expense	—	—	1,344	—	—	1,344
Exercise of stock options and issuance of common stock under employee stock purchase plan	81,543	—	4,722	—	—	4,722
Restricted stock unit vestings	1,458	—	—	—	—	—
Balance as of January 28, 2017	4,942,760	49	1,083,172	(1,097,137)	(65)	(13,981)
Comprehensive income:
Net income	—	—	—	58,597	—	58,597
Common stock issuance, net of certain costs	6,666,666	67	28,906	—	—	28,973
Share-based compensation expense	—	—	1,138	—	—	1,138
Exercise of stock options and issuance of common stock under employee stock purchase plan	4,244	—	42	—	—	42
Restricted stock unit vestings	3,137	—	—	—	—	—
Shares cancelled as a result of the reverse stock split	(307)	—	—	—	—	—
Cumulative effect of the adoption of new accounting pronouncement	—	—	84	(84)	—	—
Balance as of February 3, 2018	11,616,500	$116	$1,113,342	$(1,038,624)	$(65)	$74,769

See accompanying notes to Consolidated Financial Statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year
	2017	2016	2015
Operating activities
Net income (loss)	$58,597	$(162,659)	$5,099
Add (deduct) items not affecting operating cash flows:
Impairment of goodwill and indefinite-lived intangible asset	—	53,061	—
Depreciation and amortization	10,098	8,684	8,350
Adjustment to Tax Receivable Agreement obligation	(82,002)	—	—
Impairment of property and equipment	5,111	2,082	—
Provision for inventories	810	839	16,263
Deferred rent	(1,269)	413	1,723
Deferred income taxes	(379)	93,444	2,745
Share-based compensation expense	1,138	1,344	1,259
Other	1,240	701	1,634
Changes in assets and liabilities:
Receivables, net	(10,280)	(936)	24,397
Inventories	(11,202)	(2,792)	(15,420)
Prepaid expenses and other current assets	(1,753)	598	3,441
Accounts payable and accrued expenses	(9,785)	(24,414)	1,044
Other assets and liabilities	(711)	(25)	1,093
Net cash (used in) provided by operating activities	(40,387)	(29,660)	51,628
Investing activities
Payments for capital expenditures	(3,379)	(14,287)	(17,591)
Net cash used in investing activities	(3,379)	(14,287)	(17,591)
Financing activities
Proceeds from borrowings under the Revolving Credit Facility	421,403	181,367	115,127
Repayment of borrowings under the Revolving Credit Facility	(409,703)	(191,167)	(123,127)
Repayment of borrowings under the Term Loan Facility	(12,000)	—	(20,000)
Proceeds from common stock issuance, net of transaction costs	28,973	63,773	—
Proceeds from stock option exercises and issuance of common stock under employee stock purchase plan	42	4,722	175
Financing fees	(555)	—	(94)
Net cash provided by (used in) financing activities	28,160	58,695	(27,919)
(Decrease) increase in cash and cash equivalents	(15,606)	14,748	6,118
Cash and cash equivalents, beginning of period	20,978	6,230	112
Cash and cash equivalents, end of period	$5,372	$20,978	$6,230

Supplemental Disclosures of Cash Flow Information
Cash payments on Tax Receivable Agreement obligation	$—	$29,700	$—
Cash payments for interest	4,682	2,952	3,838
Cash payments for income taxes, net of refunds	(239)	330	1,491
Supplemental Disclosures of Non-Cash Investing and Financing Activities
Capital expenditures in accounts payable and accrued liabilities	20	1,054	309

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

(A) Description of Business: Established in 2002, Vince is a global luxury apparel and accessories brand best known for creating elevated yet understated pieces for every day. The collections are inspired by the brand’s California origins and embody a feeling of warm and effortless style. Vince designs uncomplicated yet refined pieces that approach dressing with a sense of ease.  Known for its range of luxury products, Vince offers wide array of women’s and men’s ready-to-wear, shoes, and capsule collection of handbags, and home for a global lifestyle. The Company reaches its customers through a variety of channels, specifically through major wholesale department stores and specialty stores in the United States (“U.S.”) and select international markets, as well as through the Company’s branded retail locations and the Company’s website. The Company designs products in the U.S. and sources the vast majority of products from contract manufacturers outside the U.S., primarily in Asia. Products are manufactured to meet the Company’s product specifications and labor standards.

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

•	References to “fiscal year 2017” or “fiscal 2017” refer to the fiscal year ended February 3, 2018;
•	References to “fiscal year 2016” or “fiscal 2016” refer to the fiscal year ended January 28, 2017; and
•	References to “fiscal year 2015” or “fiscal 2015” refer to the fiscal year ended January 30, 2016.

Fiscal 2017 consisted of a 53-week period. Fiscal years 2016 and 2015 consisted of a 52-week period.

(D) Reverse Stock Split: At the close of business on October 23, 2017, the Company effected a 1-for-10 reverse stock split (the “Reverse Stock Split”). The Company’s common stock began trading on a split-adjusted basis when the market opened on October 24, 2017. Pursuant to the Reverse Stock Split, every 10 shares of the Company’s issued and outstanding common stock were automatically converted into one share of common stock. No fractional shares were issued if, as a result of the Reverse Stock Split, a stockholder would otherwise have been entitled to a fractional share. Instead, each stockholder was entitled to receive a cash payment based on a pre-split cash in lieu rate of $0.48, which was the average closing price per share on the New York Stock Exchange for the five consecutive trading days immediately preceding October 23, 2017.

The number of authorized shares of common stock has also been reduced from 250,000,000 to 100,000,000. The Company had increased the number of authorized shares from 100,000,000 to 250,000,000 on September 6, 2017 in connection with the closing of the 2017 Rights Offering and related 2017 Investment Agreement (each as defined below) on September 8, 2017.

The accompanying financial statements and notes to the financial statements give retroactive effect to the Reverse Stock Split for all periods presented, unless otherwise noted. The calculation of basic and diluted net earnings (loss) per share, as presented in the consolidated statements of operations, have been determined based on a retroactive adjustment of weighted average shares outstanding for all periods presented. To reflect the reverse stock split on shareholders’ equity, the Company reclassified an amount equal to the par value of the reduced shares from the common stock par value account to the additional paid in capital account, resulting in no net impact to shareholders' equity on the Consolidated Balance Sheets.

(E) Sources and Uses of Liquidity:  The Company’s sources of liquidity are cash and cash equivalents, cash flows from operations, if any, borrowings available under the Revolving Credit Facility and the Company’s ability to access capital markets. The Company’s primary cash needs are funding working capital requirements, meeting debt service requirements, paying amounts due under the Tax Receivable Agreement and capital expenditures for new stores and related leasehold improvements.

During the last three fiscal years the Company has experienced a decline in operating profitability and in fiscal 2016 and 2017 used cash flows generated from financing activities to fund a portion of its operating cash needs. For the fiscal year ended January 28, 2017 considering the historical sales performance of the Company, actions of lenders and certain vendors, and the difficulties to project the current retail environment, management had concluded that then existing conditions in the business raised substantial doubt about the Company’s ability to meet its financial obligations, specifically to comply with the Consolidated Net Total Leverage Ratio under its Term Loan Facility, and therefore disclosed such conclusion in its Annual Report on Form 10-K for the fiscal year ended January 28, 2017. During fiscal 2017, management fully executed the actions below in order to address and relieve the substantial doubt referenced above and to satisfy the Company’s liquidity needs:

•

In June 2017, the Company entered into a Term Loan Amendment which, among other things, (i) waives the Consolidated Net Total Leverage Ratio (as defined in the Term Loan Facility) covenant for the test periods from July 2017 through and including April 2019; and (ii) requires, beginning with the payment due on or around January 2018, the Company to pay a quarterly amortization payment of $3,000 for such fiscal quarter and $2,000 for each fiscal quarter thereafter, provided that there is not less than $15,000 of “availability” under the Revolving Credit Facility on a pro forma basis immediately before and after giving effect to such amortization payment. See Note 4 “Long-Term Debt and Financing Arrangements” for additional details.

•

In June 2017, the Company entered into an amendment to the Revolving Credit Facility which included increasing the borrowing base under the Revolving Credit Facility, thereby increasing availability under this facility. See Note 4 “Long-Term Debt and Financing Arrangements” for additional details.

•

In July 2017, Vince, LLC (“Vince”), an indirect wholly-owned subsidiary of the Company, entered into an agreement with Rebecca Taylor, Inc. (“Rebecca Taylor”) relating to the purchase and resale of certain Vince branded finished goods in order to address recent demands from certain vendors for accelerated payment terms or prepayments as a condition to delivering finished goods to the Company. Using the proceeds that were received from the 2017 Rights Offering and related 2017 Investment Agreement, the Company settled any previously outstanding balances and has returned to normal terms with its key inventory vendors. Additionally, the Company has not utilized the sourcing agreement with Rebecca Taylor since September 2017, and management does not intend to utilize this agreement in the future. See Note 12 “Related Party Transactions” for additional details.

•

In August 2017, the Company entered into an Investment Agreement (the “2017 Investment Agreement”) with Sun Cardinal, LLC and SCSF Cardinal, LLC (collectively, the “Sun Cardinal Investors”) and the Company commenced a rights offering (the “2017 Rights Offering”). See Note 12 “Related Party Transactions” for additional details.

•

Management executed cost reduction initiatives in fiscal 2017 in order to improve the Company’s financial performance. The Company entered into limited distribution arrangements with Nordstrom, Inc. and Neiman Marcus Group LTD, which took effect in late fiscal 2017, in order to rationalize its department store distribution strategy which is intended to improve profitability in the Wholesale segment in the future and enable management to focus on other areas of growth for the brand, particularly in the Direct-to-consumer segment. The Company also expanded its product offerings during the fourth quarter of fiscal 2017 with the launch of its capsule home collection and the re-launch of its handbag collection. Management expects that the majority of the benefit from these cost savings and other strategic initiatives will be fully realized in fiscal 2018.

The Company believes these actions will generate sufficient liquidity to fund its working capital and capital expenditure needs, meet its Tax Receivable Agreement obligations, and satisfy its debt maturities and covenants under the Term Loan Facility and Revolving Credit Facility for the next twelve months. While we believe based upon our actions to date that we will have sufficient liquidity for the next twelve months, there can be no assurances in the future that we will be able to generate sufficient cash flow from operations to meet our liquidity needs. The Company’s ability to continue to meet its obligations is dependent on its ability to generate positive cash flow from a combination of initiatives and failure to successfully implement these initiatives could have a material adverse effect on the Company’s liquidity and operations in which case the Company would need to implement alternative plans, such as attempting to obtain other financing, in an effort to satisfy our liquidity needs.

(F) Use of Estimates: The preparation of consolidated financial statements in conformity with GAAP requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements which affect revenues and expenses during the period reported. Estimates are adjusted when necessary to reflect actual experience. Significant estimates and assumptions may affect many items in the financial statements. Actual results could differ from estimates and assumptions in amounts that may be material to the consolidated financial statements.

Significant estimates inherent in the preparation of the consolidated financial statements include accounts receivable allowances, customer returns, the realizability of inventory, reserves for contingencies, useful lives and impairments of long-lived tangible and intangible assets, Tax Receivable Agreement obligation, and accounting for income taxes and related uncertain tax positions, among others.

(G) Cash and cash equivalents:  All demand deposits and highly liquid short-term deposits with original maturities of three months or less are considered cash equivalents.

(H) Accounts Receivable and Concentration of Credit Risk: The Company maintains an allowance for accounts receivable estimated to be uncollectible. The provision for bad debts is included in selling, general and administrative expense. Substantially all of the Company’s trade receivables are derived from sales to retailers and are recorded at the invoiced amount and do not bear interest. The Company performs ongoing credit evaluations of its wholesale partners’ financial condition and requires collateral as deemed necessary. The past due status of a receivable is based on its contractual terms. Account balances are charged off against the allowance when it is probable the receivable will not be collected.

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

In fiscal 2017, sales to one wholesale partner accounted for more than ten percent of the Company’s net sales. These sales represented 21.9% of fiscal 2017 net sales. In fiscal 2016, sales to three wholesale partners each accounted for more than ten percent of the Company’s net sales. These sales represented 19.6%, 14.4% and 10.8% of fiscal 2016 net sales. In fiscal 2015, sales to three wholesale partners each accounted for more than ten percent of the Company’s net sales. These sales represented 18.3%, 13.8% and 10.8% of fiscal 2015 net sales.

Two wholesale partners each represented greater than ten percent of the Company’s gross accounts receivable balance as of February 3, 2018, with a corresponding aggregate total of 49.4% of such balance. Three wholesale partners each represented greater than ten percent of the Company’s gross accounts receivable balance as of January 28, 2017, with a corresponding aggregate total of 57.5% of such balance.

(I) Inventories: Inventories are stated at the lower of cost or net realizable value. Cost is determined on the first-in, first-out basis. The cost of inventory includes purchase cost as well as sourcing, transportation, duty and other processing costs associated with acquiring, importing and preparing inventory for sale. Inventory costs are included in cost of products sold at the time of their sale. Product development costs are expensed in selling, general and administrative expense when incurred. Inventory values are reduced to net realizable value when there are factors indicating that certain inventories will not be sold on terms sufficient to recover their cost.

Inventories consisted of the following:

	February 3,	January 28,
(in thousands)	2018	2017
Finished goods	$50,900	$40,771
Less: reserves	(1,979)	(2,242)
Total inventories, net	$48,921	$38,529

(J) Property and Equipment: Property and equipment are stated at cost. Depreciation is computed on the straight-line method over estimated useful lives of three to seven years for furniture, fixtures, and equipment. Leasehold improvements are depreciated on the straight-line basis over the shorter of their estimated useful lives or the lease term, excluding renewal terms. Capitalized software is depreciated on the straight-line basis over the estimated economic useful life of the software, generally three to seven years. Maintenance and repair costs are charged to earnings while expenditures for major renewals and improvements are capitalized. Upon the disposition of property and equipment, the accumulated depreciation is deducted from the original cost and any gain or loss is reflected in current earnings. Property and equipment consisted of the following:

	February 3,	January 28,
(in thousands)	2018	2017
Leasehold improvements	$37,307	$41,214
Furniture, fixtures and equipment	11,985	12,267
Capitalized software	11,239	10,862
Construction in process	71	236
Total property and equipment	60,602	64,579
Less: accumulated depreciation	(28,994)	(21,634)
Property and equipment, net	$31,608	$42,945

Depreciation expense was $8,480, $7,070 and $6,426 for fiscal 2017, fiscal 2016 and fiscal 2015, respectively.

(K) Impairment of Long-lived Assets: The Company reviews long-lived assets with a finite life for existence of facts and circumstances which indicate that the useful life is shorter than previously estimated or that the carrying amount of such assets may not be recoverable from future operations based on undiscounted expected future cash flows. Impairment losses are then recognized in operating results to the extent discounted expected future cash flows are less than the carrying value of the asset. The long-lived asset impairment test is dependent on a number of factors, including estimates of future growth, profitability and cash flows, discount rates and other variables. During fiscal 2017 and fiscal 2016, the Company recorded non-cash asset impairment charges of $5,111 and $2,082 within Selling, general and administrative expenses in the Consolidated Statements of Operations, related to the impairment of certain retail stores with asset carrying values that were determined not to be recoverable and exceeded fair value. There were no significant impairment charges related to long-lived assets recorded in fiscal 2015.

(L) Goodwill and Other Intangible Assets: Goodwill and other indefinite-lived intangible assets are tested for impairment at least annually and in an interim period if a triggering event occurs. The Company completed its annual impairment testing on its goodwill and indefinite-lived intangible asset during the fourth quarters of fiscal 2017, fiscal 2016 and fiscal 2015. Goodwill is not allocated to the Company’s operating segments in the measure of segment assets regularly reported to and used by management, however goodwill is allocated to operating segments (goodwill reporting units) for the purpose of the annual impairment test for goodwill.

Goodwill represents the excess of the cost of acquired businesses over the fair market value of the identifiable net assets. The indefinite-lived intangible asset is the Vince tradename.

An entity may elect to perform a qualitative impairment assessment for goodwill and indefinite-lived intangible assets. If adverse qualitative trends are identified during the qualitative assessment that indicate that it is more likely than not that the fair value of a reporting unit or indefinite-lived intangible asset is less than its carrying amount, a quantitative impairment test is required. “Step one” of the quantitative impairment test for goodwill requires an entity to determine the fair value of each reporting unit and compare such fair value to the respective carrying amount. If the estimated fair value of the reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is not impaired, and the Company is not required to perform further testing. In accordance with new accounting guidance adopted on January 29, 2017, if the carrying amount of the reporting unit exceeds its estimated fair value, an impairment loss is recorded for the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. Prior to the adoption of the new accounting guidance, if the carrying amount of the reporting unit exceeded its estimated fair value, “step two” of the impairment test was performed in order to determine the amount of the impairment loss. “Step two” of the goodwill impairment test included valuing the tangible and intangible assets of the impaired reporting unit based on the fair value determined in “step one” and calculating the fair value of the impaired reporting unit's goodwill based upon the residual of the summed identified tangible and intangible assets and liabilities. The goodwill impairment test is dependent on a number of factors, including estimates of future growth, profitability and cash flows, discount rates and other variables. The Company bases its estimates on assumptions it believes to be reasonable, but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates.

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

In fiscal 2017, the Company elected to perform a quantitative impairment test on goodwill. The results of the quantitative test did not result in any impairment of goodwill, which amounted to $41,435 as of February 3, 2018, because the fair value of the Company’s Wholesale reporting unit exceeded its carrying value by approximately 35%. Significant assumptions utilized in the discounted cash flow analysis included a discount rate of 15.0%. Significant assumptions utilized in a market-based approach were market multiples ranging from 1.10x to 1.16x.

In fiscal 2016, a quantitative impairment test on goodwill determined that the fair value of the Direct-to-consumer reporting unit was below its carrying value. During fiscal 2016, the sales results within the Direct-to-consumer reporting unit were impacted by continued declines in average order values as well as declines in the number of transactions due to lower conversion rates and reduced traffic and as a result, the Direct-to-consumer reporting unit did not meet expectations resulting in lower current and expected future cash flows. The Company estimated the fair value of its Direct-to-consumer reporting unit using both the income and market valuation approaches, with a weighting of 80% and 20%, respectively. “Step one” of the assessment determined that the fair value of the Direct-to-consumer reporting unit was below the carrying amount by approximately 40%.  Accordingly, “step two” of the assessment was performed, which compared the implied fair value of the goodwill to the carrying value of such goodwill by performing a hypothetical purchase price allocation using the fair value of the reporting unit determined in “step one”. Based on the results from “step two,” the Company recorded a goodwill impairment charge of $22,311, to write-off all of the goodwill in the Direct-to-consumer reporting unit. The charge was recorded in Impairment of goodwill and indefinite-lived intangible asset in the Consolidated Statements of Operations, during the fourth quarter of fiscal 2016. Additionally, the results of “step one” of the assessment determined that the fair value of the Wholesale reporting unit exceeded its carrying amount by approximately 40% and therefore did not result in any impairment of goodwill. However, further declines in the net sales or operating results of the Wholesale reporting unit may result in a partial or full impairment of its goodwill, which amounted to $41,435 as of January 28, 2017. Significant assumptions utilized in the discounted cash flow analysis included a discount rate of 16.0%. Significant assumptions utilized in a market-based approach were market multiples ranging from 0.50x to 0.90x for the Company’s reporting units.

In fiscal 2015, the Company elected to perform a quantitative impairment test on goodwill. The results of the quantitative test did not result in any impairment of goodwill because the fair values of each of the Company’s reporting units exceeded their respective carrying values. As such, the Company was not required to perform “step two” of the impairment test.

In fiscal 2017, the Company elected to perform a quantitative assessment on its tradename intangible asset. The results of the quantitative test did not result in any impairment because the fair value of the Company’s tradename intangible asset exceeded its carrying value. The estimate of fair value of the tradename intangible asset was determined using a discounted cash flow valuation analysis, which was based on the “relief from royalty” methodology. Discount rate assumptions were based on an assessment of the risk inherent in the projected future cash flows generated by the intangible asset. Also subject to judgment are assumptions about royalty rates, which were based on the estimated rates at which similar tradenames are being licensed in the marketplace.

In fiscal 2016, a quantitative assessment of the Company’s tradename intangible asset determined that the fair value of its tradename intangible asset was below its carrying value. During fiscal 2016, the Company’s sales results did not meet expectations resulting in lower current and expected future cash flows. The Company estimated the fair value of its tradename intangible asset using a discounted cash flow valuation analysis, which is based on the “relief from royalty” methodology and determined that the fair value of the tradename intangible asset was below the carrying amount by approximately 30%. Accordingly, the Company recorded an impairment charge for its tradename intangible asset of $30,750, which was recorded in Impairment of goodwill and indefinite-lived intangible asset in the Consolidated Statements of Operations, during the fourth quarter of fiscal 2016.

In fiscal 2015, the Company elected to perform a quantitative assessment on its tradename intangible asset. The results of the quantitative test did not result in any impairment because the fair value of the Company’s tradename intangible asset exceeded its carrying value.

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

(M) Deferred Financing Costs: Deferred financing costs, such as underwriting, financial advisory, professional fees, and other similar fees are capitalized and recognized in interest expense over the contractual life of the related debt instrument using the straight-line method, as this method results in recognition of interest expense that is materially consistent with that of the effective interest method.

(N) Deferred Rent and Deferred Lease Incentives: The Company leases various office spaces, showrooms and retail stores. Many of these operating leases contain predetermined fixed escalations of the minimum rentals during the original term of the lease. For these leases, the Company recognizes the related rental expense on a straight-line basis over the life of the lease and records the difference between the amount charged to operations and amounts paid as deferred rent. Certain of the Company’s retail store leases contain provisions for contingent rent, typically a percentage of retail sales once a predetermined threshold has been met. These amounts are expensed as incurred. Additionally, the Company receives lease incentives in certain leases. These allowances have been deferred and are amortized on a straight-line basis over the life of the lease as a reduction of rent expense.

(O) Revenue Recognition: Sales are recognized when goods are shipped in accordance with customer orders for the Company’s wholesale business, upon receipt by the customer for the Company’s e-commerce business, and at the time of sale to the consumer for the Company’s retail business. Revenue associated with gift cards is recognized upon redemption. For the Company’s wholesale business, amounts billed to customers for shipping and handling costs are not significant. There is no stated obligation to customers after shipment, other than specifically set forth allowances or discounts that are accrued at the time of sale. The rights of inspection or acceptance contained in certain sales agreements are limited to whether the goods received by the Company’s wholesale partners are in conformance with the order specifications.

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

(P) Cost of Products Sold: The Company’s cost of products sold and gross margins may not necessarily be comparable to that of other entities as a result of different practices in categorizing costs. The primary components of the Company’s cost of products sold are as follows:

•	the cost of purchased merchandise, including raw materials;
•	the cost of inbound transportation, including freight;
•	the cost of the Company’s production and sourcing departments;
•	other processing costs associated with acquiring and preparing the inventory for sale; and
•	shrink and valuation reserves.

(Q) Marketing and Advertising: The Company provides cooperative advertising allowances to certain of its customers. These allowances are accounted for as reductions in sales as discussed in “Revenue Recognition” above. Production expense related to company-directed advertising is deferred until the first time at which the advertisement runs. All other expenses related to company-directed advertising are expensed as incurred. Marketing and advertising expense recorded in selling, general and administrative expenses was $8,939, $8,156 and $9,177 in fiscal 2017, fiscal 2016 and fiscal 2015, respectively. At February 3, 2018 and January 28, 2017, deferred production expenses associated with company-directed advertising were $415 and $182, respectively.

(R) Share-Based Compensation: New, modified and unvested share-based payment transactions with employees, such as stock options and restricted stock units, are measured at fair value and recognized as compensation expense over the requisite service period and is included as a component of Selling, general and administrative expenses in the Consolidated Statements of Operations.

Additionally, share-based awards granted to non-employees are expensed over the period in which the related services are rendered at their fair value, using the Black Scholes Pricing Model to determine fair value. Forfeitures are accounted for as they occur.

(S) Income Taxes: The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities at enacted rates. The Company assesses the likelihood of the realization of deferred tax assets and adjusts the carrying amount of these deferred tax assets by a valuation allowance to the extent the Company believes it more likely than not that all or a portion of the deferred tax assets will not be realized. Many factors are considered when assessing the likelihood of future realization of deferred tax assets, including recent earnings results within taxing jurisdictions, expectations of future taxable income, the carryforward periods available and other relevant factors. Changes in the required valuation allowance are recorded in income in the period such determination is made. The Company recognizes tax positions in the Consolidated Balance Sheets as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with tax authorities assuming full knowledge of the position and all relevant facts. Accrued interest and penalties related to unrecognized tax benefits are included in income taxes in the Consolidated Statements of Operations.

(T) Earnings Per Share: Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Except when the effect would be anti-dilutive, diluted earnings per share is calculated based on the weighted average number of shares of common stock outstanding plus the dilutive effect of share-based awards calculated under the treasury stock method.

(U) Recent Accounting Pronouncements:

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

In March 2016, the FASB issued guidance regarding share-based compensation, to simplify the accounting for share-based payment transactions, including accounting for forfeitures, income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This guidance is effective for interim and annual periods beginning after December 15, 2016. The Company adopted the new guidance on January 29, 2017. Upon adoption, excess tax benefits and deficiencies from share-based compensation are recognized as income tax expense or benefit in the statement of operations as discrete items in the reporting period in which they occur, regardless of whether the benefit reduces taxes payable in the current period. As a result of the adoption of this guidance, the Company recognized an increase of $2,350 to deferred tax assets related to net operating loss carryforwards for the excess tax benefits related to share-based compensation and also recognized an increase of an equal amount in the valuation allowance against such increase of deferred tax assets. As permitted by the new guidance, the Company elected to account for forfeitures as they occur which resulted in an increase of $84 to the accumulated deficit within the Consolidated Balance Sheet. The remaining provisions of the new guidance did not have a material effect on the Company’s consolidated financial statements.

In November 2015, the FASB issued new guidance on the balance sheet classification of deferred taxes, which requires entities to classify deferred tax assets and liabilities as noncurrent in the consolidated balance sheet. Prior to this new guidance, deferred tax assets and liabilities were classified as current or noncurrent amounts in the consolidated balance sheet. This guidance is effective for financial statements issued for interim and annual periods beginning after December 15, 2016. The Company adopted the new guidance on January 29, 2017 and, as a result of the full valuation allowance previously recorded against the Company’s deferred tax assets, it did not have a material effect on the Company’s Consolidated Balance Sheet.

In July 2015, the FASB issued new guidance on accounting for inventory, which requires entities to measure inventory at the lower of cost and net realizable value. This guidance is effective for interim and annual periods beginning on or after December 15, 2016. The Company adopted the new guidance on January 29, 2017 and it did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements

In May 2017, the FASB issued guidance that clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The new guidance will be applied prospectively to awards modified on or after the adoption date. The guidance is effective for interim and annual periods beginning after December 15, 2017. The Company will apply this accounting guidance prospectively to any share-based payment awards modified on or after its February 4, 2018 effective date.

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

In August 2016, the FASB issued guidance which clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. The guidance is effective for interim and annual periods beginning after December 15, 2017 and must be applied using a retrospective transition method to each period presented. The Company is evaluating the impact of the adoption of this guidance but does not expect it to have a material impact on its Consolidated Statement of Cash Flows.

In February 2016, the FASB issued a new lease accounting standard, which requires lessees to recognize right-of-use lease assets and lease liabilities on the balance sheet for those leases currently classified as operating leases. The guidance requires a modified retrospective transition approach, with application in all comparative periods presented. The guidance is effective for interim and annual periods beginning after December 15, 2018. The Company is currently evaluating the impact of adopting this guidance on the consolidated financial statements.

In May 2014, the FASB issued new guidance on revenue recognition accounting, which requires entities to recognize revenue when promised goods or services are transferred to customers and in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Since its issuance, the FASB has amended several aspects of the new guidance. In August 2015, the FASB elected to defer the effective dates for this guidance, which is now effective for interim and annual periods beginning on or after December 15, 2017. The Company’s assessment efforts included reviewing current accounting policies, processes and arrangements to identify potential differences that could arise from the application of the new guidance. The Company adopted the new guidance in first quarter of 2018, using the modified retrospective approach, and will expand its consolidated financial statement disclosures to comply with the new guidance. The Company determined the adoption of the new guidance will not have a material impact on its consolidated financial statements except for balance sheet reclassifications of sales return reserves which will be recorded in the first quarter of 2018 as a separate asset and liability versus the current net presentation and increased footnote disclosures.

Note 2. Goodwill and Intangible Assets

Net goodwill balances and changes therein by segment were as follows:

(in thousands)	Wholesale	Direct-to-consumer	Total Net Goodwill
Balance as of January 30, 2016	$41,435	$22,311	$63,746
Impairment charge	—	(22,311)	(22,311)
Balance as of January 28, 2017	41,435	—	41,435
Balance as of February 3, 2018	$41,435	$—	$41,435

The total carrying amount of goodwill was net of accumulated impairments of $69,253, $69,253 and $46,942 as of February 3, 2018, January 28, 2017 and January 30, 2016, respectively. During the fourth quarter of fiscal 2016, the Company recorded a $22,311 goodwill impairment charge as a result of the Company’s annual goodwill impairment test. See Note 1 “Description of Business and Summary of Significant Accounting Policies – (L) Goodwill and Other Intangible Assets” for additional details. There were no impairments recorded as a result of the Company’s annual goodwill impairment test performed during fiscal 2017 and fiscal 2015.

The following tables present a summary of identifiable intangible assets:

(in thousands)	Gross Amount	Accumulated Amortization	Accumulated Impairments	Net Book Value
Balance as of February 3, 2018
Amortizable intangible assets:
Customer relationships	$11,970	$(5,971)	$—	$5,999
Indefinite-lived intangible asset:
Tradename	101,850	—	(30,750)	71,100
Total intangible assets	$113,820	$(5,971)	$(30,750)	$77,099

(in thousands)	Gross Amount	Accumulated Amortization	Accumulated Impairments	Net Book Value
Balance as of January 28, 2017
Amortizable intangible assets:
Customer relationships	$11,970	$(5,372)	$—	$6,598
Indefinite-lived intangible asset:
Tradename	101,850	—	(30,750)	71,100
Total intangible assets	$113,820	$(5,372)	$(30,750)	$77,698

During the fourth quarter of fiscal 2016, the Company recorded a $30,750 impairment charge as a result of the Company’s quantitative assessment on its tradename intangible asset. See Note 1 “Description of Business and Summary of Significant Accounting Policies – (L) Goodwill and Other Intangible Assets” for additional details. No impairments of the Vince tradename were recorded as a result of the Company’s annual asset impairment tests performed during fiscal 2017 and fiscal 2015.

Amortization of identifiable intangible assets was $599, $598 and $598 for fiscal 2017, fiscal 2016 and fiscal 2015, respectively, which is included in Selling, general and administrative expenses on the Consolidated Statements of Operations. Amortization expense for each of the fiscal years 2018 to 2022 is expected to be as follows:

Future
(in thousands)	Amortization
2018	$598
2019	598
2020	598
2021	598
2022	598
Total next 5 fiscal years	$2,990

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

The Company did not have any non-financial assets or non-financial liabilities recognized at fair value on a recurring basis at February 3, 2018 or January 28, 2017. At February 3, 2018 and January 28, 2017, the Company believes that the carrying values of cash and cash equivalents, receivables and accounts payable approximate fair value, due to the short-term maturity of these instruments. The Company’s debt obligations with a carrying value of $49,900 as of February 3, 2018 are at variable interest rates and management estimates that the fair value of the Company’s outstanding debt obligations was approximately $42,000 based upon quoted prices in markets that are not active, which is considered a Level 2 input.

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

The following tables present the non-financial assets the Company measured at fair value on a non-recurring basis in fiscal 2017 and fiscal 2016, based on such fair value hierarchy:

	Net Carrying Value as of	Fair Value Measured and Recorded at Reporting Date Using:			Total Losses - Year Ended
(in thousands)	February 3, 2018	Level 1	Level 2	Level 3	February 3, 2018
Property and equipment	$493	$—	$—	$493	$5,111	(1)

	Net Carrying Value as of	Fair Value Measured and Recorded at Reporting Date Using:			Total Losses - Year Ended
(in thousands)	January 28, 2017	Level 1	Level 2	Level 3	January 28, 2017
Property and equipment	$1,042	$—	$—	$1,042	$2,082	(1)
Goodwill	41,435	—	—	41,435	22,311	(2)
Tradename	71,100	—	—	71,100	30,750	(2)

(1) Recorded within Selling, general and administrative expenses on the Consolidated Statements of Operations. See Note 1 “Description of Business and Summary of Significant Accounting Policies – (K) Impairment of Long-lived Assets” for additional information.

(2) Recorded within Impairment of goodwill and indefinite-lived intangible asset on the Consolidated Statements of Operations. See Note 1 “Description of Business and Summary of Significant Accounting Policies (L) Goodwill and Other Intangible Assets” for additional details.

Note 4. Long-Term Debt and Financing Arrangements

Long-term debt consisted of the following:

	February 3,	January 28,
(in thousands)	2018	2017
Term Loan Facility	$33,000	$45,000
Revolving Credit Facility	16,900	5,200
Total debt principal	49,900	50,200
Less: current portion of long-term debt	8,000	—
Less: deferred financing costs	1,218	1,902
Total long-term debt	$40,682	$48,298

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

On June 30, 2017, the Borrowers entered into a Waiver, Consent and First Amendment (the “Term Loan Amendment”) which, among other things, (i) waives the Consolidated Net Total Leverage Ratio (as defined in the Term Loan Facility) covenant (as described below) for the test periods from July 2017 through and including April 2019; (ii) requires the Borrowers, beginning with the payment due on or around January 2018, to pay a quarterly amortization payment of $3,000 for such fiscal quarter and $2,000 for each fiscal quarter thereafter, provided that there is not less than $15,000 of “availability” under the Revolving Credit Facility on a pro forma basis immediately before and after giving effect to such amortization payment; (iii) prohibits the Company from making any payments on the Tax Receivable Agreement (see Note 12 “Related Party Transactions” for further information) before the first amortization payment referenced above is made or if the Borrowers are not current on any of the foregoing amortization payments; (iv) increases the applicable margin by 2.0% per annum on all term loan borrowings; (v) requires the Borrowers to pay a fee to consenting term lenders equal to 0.5% of the outstanding principal amount of such lender’s term loans as of the effective date of the Term Loan Amendment; (vi) eliminates the Borrower’s ability to designate subsidiaries as unrestricted and to make certain payments, restricted payments and investments with certain funds considered “available excess amount” (as defined in the Term Loan Facility); (vii) eliminates the uncommitted incremental facility; and (viii) limits certain intercompany transactions between a loan party and a non-loan party subsidiary. If the Company is unable to make the full amortization payment specified in (ii) above on any of the scheduled amortization payment dates, the Company may defer such payment for up to two fiscal quarters after such payment was due. Any subsequent payments made will first be applied to any previously outstanding amounts. If the Company is unable to make the amortization payment after the permitted two fiscal quarter deferral, it may obtain a note from a third-party to repay such amount.  The note must meet certain terms and conditions as set forth in the Term Loan Amendment. The Term Loan Amendment became effective on September 8, 2017 when the Company received $30,000 of gross proceeds in connection with the 2017 Rights Offering and related 2017 Investment Agreement (see Note 12 “Related Party Transactions” for further details) and used a portion of such proceeds to repay $9,000 in principal amount under the Term Loan Facility.

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

The Term Loan Facility contains a requirement that Vince, LLC and Vince Intermediate maintain a “Consolidated Net Total Leverage Ratio” as of the last day of any period of four fiscal quarters not to exceed 3.25 to 1.00. The Term Loan Facility permits Vince Holding Corp. to make a Specified Equity Contribution, as defined under the Agreement, to the Borrowers in order to increase, dollar for dollar, Consolidated EBITDA for such fiscal quarter for the purposes of determining compliance with this covenant at the end of such fiscal quarter and applicable subsequent periods provided that (a) in each four fiscal quarter period there shall be at least two fiscal quarters in which no Specified Equity Contribution is made; (b) no more than five Specified Equity Contributions shall be made in the aggregate during the term of the Agreement; and (c) the amount of any Specified Equity Contribution shall be no greater than the amount required to cause the Company to be in compliance with this covenant. During April 2017, the Company utilized $6,241 of the funds held by Vince Holding Corp. to make a Specified Equity Contribution in connection with the calculation of the Consolidated Net Total Leverage Ratio as of January 28, 2017. In addition, during May and June 2017, the Company utilized $11,831 of the funds held by Vince Holding Corp. to make Specified Equity Contributions in connection with the calculation of the Consolidated Net Total Leverage Ratio as of April 29, 2017. As discussed above, the Term Loan Amendment waives the Consolidated Net Total Leverage Ratio covenant for the test periods from July 2017 through and including April 2019.

In addition, the Term Loan Facility contains customary representations and warranties, other covenants, and events of default, including but not limited to, limitations on the incurrence of additional indebtedness, liens, negative pledges, guarantees, investments, loans, asset sales, mergers, acquisitions, prepayment of other debt, the repurchase of capital stock, transactions with affiliates, and the ability to change the nature of the Company’s business or its fiscal year, and distributions and dividends. The Term Loan Facility generally permits dividends to the extent that no default or event of default is continuing or would result from the contemplated dividend and the pro forma Consolidated Net Total Leverage Ratio after giving effect to such contemplated dividend is at least 0.25 lower than the maximum Consolidated Net Total Leverage Ratio for such quarter in an amount not to exceed the excess available amount, as defined in the loan agreement. All obligations under the Term Loan Facility are guaranteed by VHC and any future material domestic restricted subsidiaries of Vince, LLC and secured by a lien on substantially all of the assets of VHC, Vince, LLC and Vince Intermediate and any future material domestic restricted subsidiaries. As of February 3, 2018, after giving effect to the waiver described above, the Company was in compliance with applicable covenants.

Through February 3, 2018, on an inception to date basis, the Company has made repayments totaling $142,000 in the aggregate on the original $175,000 Term Loan Facility entered into on November 27, 2013, with $12,000 of such repayments made during fiscal 2017. As of February 3, 2018, the Company had $33,000 of debt outstanding under the Term Loan Facility.

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

The Revolving Credit Facility also contains representations and warranties, other covenants and events of default that are customary for this type of financing, including limitations on the incurrence of additional indebtedness, liens, negative pledges, guarantees, investments, loans, asset sales, mergers, acquisitions, prepayment of other debt, the repurchase of capital stock, transactions with affiliates, and the ability to change the nature of the Company’s business or its fiscal year. The Revolving Credit Facility generally permits dividends in the absence of any event of default (including any event of default arising from the contemplated dividend), so long as (i) after giving pro forma effect to the contemplated dividend, for the following six months Excess Availability will be at least the greater of 20% of the adjusted loan cap and $10,000 and (ii) after giving pro forma effect to the contemplated dividend, the “Consolidated Fixed Charge Coverage Ratio” for the 12 months preceding such dividend shall be greater than or equal to 1.0 to 1.0 (provided that the Consolidated Fixed Charge Coverage Ratio may be less than 1.0 to 1.0 if, after giving pro forma effect to the contemplated dividend, Excess Availability for the six fiscal months following the dividend is at least the greater of 35% of the adjusted loan cap and $15,000).  As of February 3, 2018, the Company was in compliance with applicable financial covenants. The second amendment replaced and superseded all side letters previously entered into between Vince, LLC and BofA.

On March 28, 2018, Vince, LLC entered into a third amendment to the Revolving Credit Facility. See Note 14 “Subsequent Event” for additional details.

As of February 3, 2018, $38,560 was available under the Revolving Credit Facility, net of the amended loan cap, and there were $16,900 of borrowings outstanding and $8,260 of letters of credit outstanding under the Revolving Credit Facility. The weighted average interest rate for borrowings outstanding under the Revolving Credit Facility as of February 3, 2018 was 3.7%.

As of January 28, 2017, $27,157 was available under the Revolving Credit Facility, net of the amended loan cap, and there were $5,200 of borrowings outstanding and $7,474 of letters of credit outstanding under the Revolving Credit Facility. The weighted average interest rate for borrowings outstanding under the Revolving Credit Facility as of January 28, 2017 was 4.3%.

Bank of Montreal Facility

On June 22, 2017, Vince, LLC entered into a credit facility agreement with the Bank of Montreal to issue the Specified LCs (the “BMO LC Line”), as discussed under the Revolving Credit Facility above. The BMO LC Line was guaranteed by Sun Capital Fund V, L.P., an affiliate of Sun Capital Partners, Inc. The initial BMO LC Line was issued in the amount of $5,000. The maximum draw amount for all Specified LCs was $10,000. The BMO LC Line was unsecured but may have been secured subject to the terms of an intercreditor agreement between BofA and Bank of Montreal. BofA was permitted to draw on the Specified LCs upon the occurrence of certain events specified therein. In the event BofA drew on the Specified LCs upon the occurrence of a draw event, the loan would have been subject to certain customary terms and conditions pursuant to the applicable loan authorization document. The BMO LC Line also could have been released upon request by Vince, LLC so long as the Company had received at least $30,000 of cash proceeds from the 2017 Rights Offering, $15,000 of which must have been used to repay the principal amount of the outstanding loans under the Revolving Credit Facility (without permanent reduction of commitments) or the Excess Availability would have been greater than $10,000 after giving pro forma effect to the 2017 Rights Offering proceeds. The undrawn portion of the face amount of the Specified LCs was subject to a standard 3% annual fee. On October 31, 2017, at the request of the Company, the BMO LC Line was released upon satisfaction of the above release conditions.

Note 5. Commitments and Contingencies

Leases

The Company leases its office, showroom space and retail stores under operating leases which have remaining terms up to ten years, excluding renewal terms. Most of the Company’s real estate leases contain covenants that require the Company to pay real estate taxes, insurance, and other executory costs. Certain of these leases require contingent rent payments or contain kick-out clauses and/or opt-out clauses, based on the operating results of the retail operations utilizing the leased premises. Rent under leases with scheduled rent changes or lease concessions are recorded on a straight-line basis over the lease term. Rent expense under all operating leases was $22,575, $23,545 and $20,015 for fiscal 2017, fiscal 2016 and fiscal 2015, respectively, the majority of which is recorded within selling, general and administrative expenses.

The future minimum lease payments under operating leases at February 3, 2018 were as follows:

Minimum Lease
(in thousands)	Payments
Fiscal 2018	$21,122
Fiscal 2019	21,291
Fiscal 2020	19,819
Fiscal 2021	18,588
Fiscal 2022	16,506
Thereafter	36,194
Total minimum lease payments	$133,520

Other Contractual Cash Obligations

At February 3, 2018, the Company’s other contractual cash obligations of $43,466 consisted primarily of inventory purchase obligations and service contracts.

Litigation

The Company is a party to legal proceedings, compliance matters, environmental as well as wage and hour and other labor claims that arise in the ordinary course of its business. Although the outcome of such items cannot be determined with certainty, management believes that the ultimate outcome of these items, individually and in the aggregate, will not have a material adverse impact on the Company’s financial position, results of operations or cash flows.

Note 6. Share-Based Compensation

Employee Stock Plans

Vince 2013 Incentive Plan

In connection with the IPO, the Company adopted the Vince 2013 Incentive Plan, which provides for grants of stock options, stock appreciation rights, restricted stock and other stock-based awards. The aggregate number of shares of common stock which may be issued or used for reference purposes under the Vince 2013 Incentive Plan or with respect to which awards may be granted may not exceed 340,000 shares, as adjusted to reflect the Reverse Stock Split. The shares available for issuance under the Vince 2013 Incentive Plan may be, in whole or in part, either authorized and unissued shares of the Company’s common stock or shares of common stock held in or acquired for the Company’s treasury. In general, if awards under the Vince 2013 Incentive Plan are cancelled for any reason, or expire or terminate unexercised, the shares covered by such award may again be available for the grant of awards under the Vince 2013 Incentive Plan. As of February 3, 2018, there were 150,563 shares under the Vince 2013 Incentive Plan available for future grants. Options granted pursuant to the Vince 2013 Incentive Plan typically vest in equal installments over four years, subject to the employees’ continued employment and expire on the earlier of the tenth anniversary of the grant date or upon termination as outlined in the Vince 2013 Incentive Plan. Restricted stock units granted vest in equal installments over a three-year period or vest in equal installments over four years, subject to the employees’ continued employment.

The consultancy agreements with the non-employee consultants ended in February 2017 and as a result, 17,659 shares were forfeited. In May 2017, the remaining 29,432 previously vested shares expired.

Employee Stock Purchase Plan

The Company maintains an employee stock purchase plan (“ESPP”) for its employees. Under the ESPP, all eligible employees may contribute up to 10% of their base compensation, up to a maximum contribution of $10 per year. The purchase price of the stock is 90% of the fair market value, with purchases executed on a quarterly basis. The plan is defined as compensatory, and accordingly, a charge for compensation expense is recorded to selling, general and administrative expense for the difference between the fair market value and the discounted purchase price of the Company’s Stock. During fiscal 2017 and fiscal 2016, 4,244 and 788 shares of common stock, respectively, were issued under the ESPP. As of February 3, 2018, there were 94,979 shares available for future issuance under the ESPP, as adjusted to reflect the Reverse Stock Split.

Stock Options

A summary of stock option activity for both employees and non-employees for fiscal 2017 is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 28, 2017	225,812	$45.27	8.9	$—
Granted	19,150	$9.90
Exercised	—	$—
Forfeited or expired	(74,205)	$43.15
Outstanding at February 3, 2018	170,757	$42.23	8.1	$32

Vested and exercisable at February 3, 2018	79,253	$45.00	7.9	$—

Of the above outstanding shares, 91,504 are expected to vest.

As permitted by new accounting guidance that became effective for the Company on January 29, 2017, the Company has elected to account for forfeitures as they occur, which resulted in an increase of $84 to accumulated deficit within the Consolidated Balance Sheet.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of fiscal 2017 and the exercise price, multiplied by the number of such in-the-money options) that would have been received by the option holders had all options holders exercised their options on February 3, 2018. This amount changes based on the fair market value of the Company’s common stock. Total intrinsic value of options exercised during fiscal 2017, fiscal 2016 and fiscal 2015 (based on the differences between the Company’s stock price on the respective exercise date and the respective exercise price, multiplied by the number of respective options exercised) was $0, $640 and $316, respectively.

The Company’s weighted average assumptions used to estimate the fair value of stock options granted during fiscal 2017, fiscal 2016 and fiscal 2015 were estimated using a Black-Scholes option valuation model. Due to the limited trading history of the Company’s common stock, the volatility and expected term assumptions used were based on averages from a peer group of publicly traded retailers. The risk-free interest rate was based upon the U.S. Treasury yield curve in effect at the grant date.

	Fiscal Year
	2017	2016	2015
Weighted-average expected volatility	39.4%	42.6%	46.0%
Expected term (in years)	4.7 years	4.2 years	4.5 years
Risk-free interest rate	1.9%	1.1%	1.4%
Expected dividend yield	—%	—%	—%

Based on these assumptions used, the weighted average grant date fair value for options granted to employees during fiscal 2017, fiscal 2016 and fiscal 2015 was $3.57 per share, $12.21 per share and $17.48 per share, respectively. The weighted average grant date fair value for options granted to non-employees in fiscal 2015 was $14.46 per share.

At February 3, 2018, there was $1,034 of unrecognized compensation costs related to stock options granted to employees that will be recognized over a remaining weighted average period of 1.5 years.

Restricted Stock Units

A summary of restricted stock unit activity for fiscal 2017 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Nonvested restricted stock units at January 28, 2017	10,771	$65.52
Granted	7,500	$6.00
Vested	(3,575)	$77.50
Forfeited	(1,460)	$59.80
Nonvested restricted stock units at February 3, 2018	13,236	$29.19

The weighted average grant date fair value for restricted stock units granted during fiscal 2016 and fiscal 2015 was $57.98 and $72.74, respectively. The total fair value of restricted stock units vested during fiscal 2017, fiscal 2016 and fiscal 2015 was $277, $191 and $125, respectively.

At February 3, 2018, there was $267 of unrecognized compensation costs related to restricted stock units that will be recognized over a remaining weighted average period of 1.3 years.

Share-Based Compensation Expense

During fiscal 2017, the Company recognized share-based compensation expense of $1,138 and a related tax benefit of $0. During fiscal 2016, the Company recognized share-based compensation expense of $1,344, including $348 of expense related to non-employees, and a related tax benefit of $0. During fiscal 2015, the Company recognized share-based compensation expense of $1,259, including $160 of expense related to non-employees, and a related tax benefit of $504, including $64 of tax benefit related to non-employees.

Note 7. Defined Contribution Plan

On May 1, 2015, the Company adopted the Vince Holding Corp. 401(k) Plan (“401k Plan”), which is a defined contribution plan covering all U.S.-based employees. Employees who meet certain eligibility requirements may participate in this program by contributing between 1% and 100% of annual compensation to the 401k Plan, subject to IRS limitations. The Company may make matching contributions in an amount equal to 50% of employee contributions up to 3% of eligible compensation. Prior to the adoption of the 401k Plan, employees of the Company participated in the Kellwood Company Retirement Savings Plan administered by Kellwood Holding, LLC. The annual expense incurred by the Company for defined contribution plans was $544, $405 and $426 in fiscal 2017, fiscal 2016 and fiscal 2015, respectively.

Note 8. Stockholders’ Equity

Common Stock

The Company currently has authorized for issuance 100,000,000 shares of its voting common stock, par value of $0.01 per share. The Company had increased the number of authorized shares of its voting common stock from 100,000,000 to 250,000,000 on September 6, 2017 in connection with the closing of the 2017 Rights Offering and related 2017 Investment Agreement on September 8, 2017. On October 23, 2017, the Company decreased the number of authorized shares of its voting common stock from 250,000,000 to 100,000,000.

As of February 3, 2018 and January 28, 2017, the Company had 11,616,500 and 4,942,760 shares issued and outstanding, respectively.

Reverse Stock Split

At the close of business on October 23, 2017, the Company effected a 1-for-10 Reverse Stock Split. The Company’s common stock began trading on a split-adjusted basis when the market opened on October 24, 2017. Pursuant to the Reverse Stock Split, every 10 shares of the Company’s issued and outstanding common stock were automatically converted into one share of common stock. No fractional shares were issued if, as a result of the Reverse Stock Split, a stockholder would otherwise have been entitled to a fractional share. Instead, each stockholder was entitled to receive a cash payment based on a pre-split cash in lieu rate of $0.48, which was the average closing price per share on the New York Stock Exchange for the five consecutive trading days immediately preceding October 23, 2017.

2017 Rights Offering

On September 8, 2017, the Company issued an aggregate of 6,666,666 shares in conjunction with the completed 2017 Rights Offering and 2017 Investment Agreement. See Note 12 “Related Party Transactions” for additional information.

2016 Rights Offering

On April 22, 2016, the Company issued an aggregate of 1,181,818 shares in conjunction with the completed 2016 Rights Offering and 2016 Investment Agreement. See Note 12 “Related Party Transactions” for additional information.

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

Note 9. Earnings Per Share

The following is a reconciliation of weighted average basic shares to weighted average diluted shares outstanding:

	Fiscal Year
	2017	2016	2015
Weighted-average shares—basic	7,605,822	4,642,053	3,677,043
Effect of dilutive equity securities	2,605	—	75,879
Weighted-average shares—diluted	7,608,427	4,642,053	3,752,922

Because the Company incurred a net loss for the fiscal year ended January 28, 2017, weighted-average basic shares and weighted-average diluted shares outstanding are equal for the period.

For the fiscal years ended February 3, 2018, January 28, 2017 and January 30, 2016, 190,363, 171,913 and 73,230 options to purchase common stock, respectively, were excluded from the computation of weighted average shares for diluted earnings per share since the related exercise prices exceeded the average market price of the Company’s common stock and such inclusion would be anti-dilutive.

On September 8, 2017, the Company issued an aggregate of 6,666,666 shares in conjunction with the completed 2017 Rights Offering and 2017 Investment Agreement. See Note 12 “Related Party Transactions” for additional information. On April 22, 2016, the Company issued an aggregate of 1,181,818 shares in conjunction with the completed 2016 Rights Offering and 2016 Investment Agreement. See Note 12 “Related Party Transactions” for additional information.

Note 10. Income Taxes

On December 22, 2017, U.S. tax reform legislation known as the Tax Cuts and Jobs Act (the “TCJA”) was signed into law. The TCJA makes substantial changes to U.S. tax law, including a reduction in the corporate tax rate, a limitation on deductibility of interest expense, a limitation on the use of net operating losses to offset future taxable income, and the allowance of immediate expensing of capital expenditures. The Company has estimated the impact of the TCJA incorporating assumptions made based upon its current interpretation of the TCJA in accordance with SEC Staff issued Staff Accounting Bulletin No. 118 (“SAB 118”). Given the timing of the enactment of the TCJA on December 22, 2017, the SEC issued guidance under SAB 118 directing taxpayers to consider the impact of the new legislation as “provisional” when it does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the effects resulting from the change in law. The Company has recognized the provisional tax impacts related to revaluation of its deferred tax assets, and included those amounts in the consolidated financial statements for the year ended February 3, 2018. The actual impact of the TCJA may differ from the Company’s estimates due to, among other things, further refinement of its calculations, changes in interpretations and assumptions made, guidance that may be issued and actions the Company may take as a result of the TCJA. The Company expects the accounting to be completed within the one year measurement period, as allowed under SAB 118.

As a result of the enactment of the Tax Cuts and Jobs Act in the U.S., the Company recognized a net income tax benefit of $379 from the valuation allowance release associated with minimum tax credits which can be utilized and/or refunded in the future. The reduction in deferred tax assets due to the rate change from 35% to 21% of $43,655 was offset with a corresponding decrease in valuation allowance of $43,655.

The provision for income taxes consisted of the following:

	Fiscal Year
(in thousands)	2017	2016	2015
Current:
Domestic:
Federal	$(295)	$—	$(53)
State	32	207	522
Foreign	70	75	—
Total current	(193)	282	469
Deferred:
Domestic:
Federal	(379)	83,323	2,994
State	—	10,121	(249)
Total deferred	(379)	93,444	2,745
Total provision for income taxes	$(572)	$93,726	$3,214

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

A reconciliation of the federal statutory income tax rate to the effective tax rate is as follows:

	Fiscal Year
	2017	2016	2015
Statutory federal rate	33.7%	35.0%	35.0%
State taxes, net of federal benefit	(4.3)%	5.5%	6.5%
Nondeductible Tax Receivable Agreement adjustment (1)	(47.6)%	0.4%	4.1%
Valuation allowance	19.0%	(176.8)%	(0.5)%
Return to provision adjustment	(0.9)%	(0.1)%	(2.4)%
Impact of TCJA and other changes in tax law	(0.5)%	—%	(3.2)%
Rate Differential on Foreign Income	0.1%	—%	—%
Other	(0.5)%	—%	(0.8)%
Total	(1.0)%	(136.0)%	38.7%

(1)

Non-deductible Tax Receivable Agreement liability revaluation due to TCJA and change in levels of projected pre-tax income. See “Tax Receivable Agreement” under Note 12 “Related Party Transactions” for additional information.

Deferred income tax assets and liabilities consisted of the following:

	February 3,	January 28,
(in thousands)	2018	2017
Deferred tax assets:
Depreciation and amortization	$13,317	$28,353
Employee related costs	2,001	2,361
Allowance for asset valuations	2,441	4,817
Accrued expenses	4,725	7,349
Net operating losses	71,122	83,670
Tax credits	498	812
Other	490	489
Total deferred tax assets	94,594	127,851
Less: valuation allowances	(92,590)	(122,860)
Net deferred tax assets	2,004	4,991
Deferred tax liabilities:
Cancellation of debt income	(1,473)	(4,607)
Other	(152)	(384)
Total deferred tax liabilities	(1,625)	(4,991)
Net deferred tax assets	$379	$—
Included in:
Prepaid expenses and other current assets	$—	$—
Deferred income taxes	379	—
Net deferred tax assets	$379	$—

Net operating losses as of February 3, 2018 presented above include prior deductions related to stock options that exceeded expenses previously recognized for financial reporting purposes. There is no excess deduction related to stock option during tax year ended February 3, 2018. Upon adoption on January 29, 2017 of ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” the Company recognized an increase of $2,350 to deferred tax assets related to net operating loss carryforwards for the excess tax benefits related to share-based compensation and also recognized an increase of an equal amount in the valuation allowance against such increase of deferred tax assets. Net operating losses as of January 28, 2017 presented above do not include prior deductions related to stock options that exceeded expenses previously recognized for financial reporting purposes in the amount of $2,350, since they did not reduce income taxes payable.

As of February 3, 2018, the Company had a net operating loss of $271,991 (federal tax effected amount of $57,118) for federal income tax purposes that may be used to reduce future federal taxable income. The net operating losses for federal income tax purposes will expire between 2030 and 2038.

As of February 3, 2018, the Company recorded a $16,353 deferred tax asset related to net operating loss carryforwards for state income tax purposes that may be used to reduce future state taxable income. The net operating loss carryforwards for state income tax purposes expire between 2022 and 2038.

As of February 3, 2018, the Company had total deferred tax assets related to net operating loss carryforwards, reduced for uncertain tax positions, of $71,122, of which $55,336 and $15,786 were attributable to federal and domestic state and local jurisdictions, respectively.

The valuation allowance for deferred tax assets was $92,590 (post tax reform) at February 3, 2018, decreasing $30,270 from the valuation allowance for deferred tax assets of $122,860 at January 28, 2017. During fiscal 2017, the Company released valuation allowances in the amount of $30,270, which consists of $44,034 impact from TCJA offset by $13,764 due to current year pre-tax loss. Adjustments to the valuation allowance are made when there is a change in management’s assessment of the amount of deferred tax assets that are realizable.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, excluding interest and penalties, is as follows:

	Fiscal Year
(in thousands)	2017	2016	2015
Beginning balance	$2,339	$2,127	$4,487
Increases for tax positions in current year	10	208	72
Increases for tax positions in prior years	—	4	27
Decreases for tax positions in prior years	—	—	(2,459)
Ending balance	$2,349	$2,339	$2,127

As of February 3, 2018 and January 28, 2017 , unrecognized tax benefits in the amount of $0 and $0, respectively, would impact the Company’s effective tax rate if recognized. It is reasonably possible that within the next 12 months certain temporary unrecognized tax benefits could fully reverse. Should this occur, the Company’s unrecognized tax benefits could be reduced by up to $2,349.

The Company includes accrued interest and penalties on underpayments of income taxes in its income tax provision. As of February 3, 2018 and January 28, 2017, the Company did not have any interest and penalties accrued on its Consolidated Balance Sheets and no related provision or benefit was recognized in each of the Company’s Consolidated Statements of Operations for the years ended February 3, 2018, January 28, 2017 and January 30, 2016. Interest is computed on the difference between the tax position recognized net of any unrecognized tax benefits and the amount previously taken or expected to be taken in the Company’s tax returns.

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

Summary information for the Company’s reportable segments is presented below.

	Fiscal Year
(in thousands)	2017	2016	2015
Net Sales:
Wholesale	$166,113	$170,053	$201,182
Direct-to-consumer	106,469	98,146	101,275
Total net sales	$272,582	$268,199	$302,457
Income (loss) before income taxes:
Wholesale	$44,496	$47,098	$61,571
Direct-to-consumer (1)	(97)	1,216	7,839
Subtotal	44,399	48,314	69,410
Unallocated corporate expenses	(62,716)	(59,925)	(53,684)
Impairment of goodwill and indefinite-lived intangible asset (2)	—	(53,061)	—
Interest expense, net	(5,540)	(3,932)	(5,680)
Other income (expense), net (3)	81,882	(329)	(1,733)
Total income (loss) before income taxes	$58,025	$(68,933)	$8,313
Depreciation & Amortization:
Wholesale	$1,742	$1,754	$2,058
Direct-to-consumer	4,928	4,611	4,498
Unallocated corporate	3,428	2,319	1,794
Total depreciation & amortization	$10,098	$8,684	$8,350
Capital Expenditures:
Wholesale	$81	$650	$1,629
Direct-to-consumer	1,662	9,559	9,442
Unallocated corporate	1,636	4,078	6,520
Total capital expenditures	$3,379	$14,287	$17,591

(1) Fiscal 2017 and fiscal 2016 include non-cash impairment charges totaling $5,111 and $2,082, respectively related to property and equipment.  See Note 1 “Description of Business and Summary of Significant Accounting Policies – (K) Impairment of Long-lived Assets” for additional information.

(2) Impairment of goodwill and indefinite-lived intangible asset in fiscal 2016 includes pre-tax impairment charges of $53,061 related to the Company’s goodwill and tradename intangible asset. See Note 1 “Description of Business and Summary of Significant Accounting Policies – (L) Goodwill and Other Intangible Assets” for further details.

(3) Fiscal 2017 includes the $82,002 pre-tax benefit from re-measurement of the liability related to the Tax Receivable Agreement. See Note 12 “Related Party Transactions” for additional information.

Assets for each of the Company’s reportable segments are presented below.

	February 3,	January 28,
(in thousands)	2018	2017
Total Assets:
Wholesale	$58,733	$44,442
Direct-to-consumer	40,751	45,038
Unallocated corporate	135,050	150,000
Total assets	$234,534	$239,480

The Company is domiciled in the U.S. and as of February 3, 2018, had no active international subsidiaries. Although the Company maintains a showroom in Paris through a local branch, substantially all marketing, sales, order management and customer service functions are performed in the U.S. and therefore substantially all of the Company’s sales originate in the U.S.  As a result, net sales by destination are no longer provided. Additionally, substantially all long-lived assets, including property and equipment, are located in the U.S.

Note 12. Related Party Transactions

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

RT is owned by affiliates of Sun Capital Partners, Inc., whose affiliates owned approximately 73% of the outstanding common stock of the Company as of February 3, 2018. During fiscal 2017, the Company has paid $17,834 for orders placed under the Sourcing Arrangement. No new orders have been placed under the Sourcing Arrangement since September 2017.

Shared Services Agreement

In connection with the consummation of the Company’s IPO, Vince, LLC entered into a Shared Services Agreement with Kellwood on November 27, 2013 (the “Shared Services Agreement”) pursuant to which Kellwood provided support services in various areas including, among other things, certain accounting functions, tax, e-commerce operations, distribution, logistics, information technology, accounts payable, credit and collections and payroll and benefits administration. As of the end of fiscal 2016, the Company completed the transition of all functions and systems from Kellwood to the Company’s own systems or processes as well as to third-party service providers. In connection with the Kellwood Sale, the Shared Services Agreement was contributed to St. Louis, LLC. The Shared Services Agreement with St. Louis, LLC has effectively terminated as there are currently no outstanding or further services to be provided thereunder.

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

The Company is invoiced monthly for the services provided under the Shared Services Agreement and generally is required to pay within 15 business days of receiving such invoice. The payments can be trued-up and can be disputed once each fiscal quarter. For the years ended February 3, 2018, January 28, 2017 and January 30, 2016, the Company recognized $305, $4,256 and $9,357, respectively, of expense within the Consolidated Statements of Operations for services provided under the Shared Services Agreement. As of February 3, 2018 and January 28, 2017, the Company has recorded $82 and $37, respectively, in Other accrued expenses to recognize amounts payable under the Shared Services Agreement.

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

As of February 3, 2018, the Company’s total obligation under the Tax Receivable Agreement is estimated to be $58,616, of which $343 is included as a component of Other accrued expenses and $58,273 is included as Other liabilities on the Consolidated Balance Sheet. The tax benefit payment of $351, including accrued interest, with respect to the 2016 taxable year was paid in the first quarter of fiscal 2018. The tax benefit payment of $7,438, including accrued interest, with respect to the 2015 taxable year was paid in the fourth quarter of fiscal 2016. As a condition of the 2016 Investment Agreement, the Company repaid its obligation, including accrued interest, totaling $22,262, with respect to the 2014 taxable year upon the closing of the 2016 Rights Offering. The Tax Receivable Agreement expires on December 31, 2023. The obligation was originally recorded in connection with the IPO as an adjustment to additional paid-in capital on the Company’s Consolidated Balance Sheet.

During fiscal 2017, the obligation under the Tax Receivable Agreement was adjusted primarily as a result of the enactment of the TCJA in the U.S and the change in levels of projected pre-tax income. The TCJA reduced the U.S. federal corporate tax rate from 35% to 21% which resulted in the re-measurement of liability at the lower tax rate. The adjustment resulted in a net decrease of $82,002 to the liability under the Tax Receivable Agreement with the corresponding adjustment accounted for as a decrease to Other (income) expense, net on the Consolidated Statements of Operations. During fiscal 2016, the obligation under the Tax Receivable Agreement was adjusted primarily as a result of changes in tax laws that impacted the net operating loss deferred tax assets. The adjustment resulted in a net decrease of $209 to the liability under the Tax Receivable Agreement with the corresponding adjustment accounted for as a decrease to Other (income) expense, net on the Consolidated Statements of Operations. During fiscal 2015, the Company adjusted the obligation under the Tax Receivable Agreement in connection with the filing of its 2014 income tax returns and as a result of changes in tax laws that impacted the net operating loss deferred tax assets. These adjustments resulted in a net increase of $1,154 to the pre-IPO deferred tax assets and a net increase of $981 to the liability under the Tax Receivable Agreement with the corresponding net increase accounted for as an adjustment to Other (income) expense, net on the Consolidated Statements of Operations.

Bank of Montreal Facility

On June 22, 2017, Vince, LLC entered into the BMO LC Line with the Bank of Montreal to issue Specified LCs for the benefit of BofA as credit support for the obligations outstanding under the Revolving Credit Facility with BofA. The BMO LC Line was guaranteed by Sun Capital Fund V, L.P., an affiliate of Sun Capital Partners. The initial BMO LC Line was issued in the amount of $5,000. The maximum draw amount for all Specified LCs was $10,000. The Specified LCs were never drawn upon and on October 31, 2017, at the request of the Company and upon the satisfaction of certain release conditions, the BMO LC Line was released.

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

On August 15, 2017, the Company commenced the 2017 Rights Offering, whereby the Company distributed, at no charge, to stockholders of record as of August 14, 2017 (the “2017 Rights Offering Record Date”), rights to purchase new shares of the Company’s common stock at $0.45 per share (prior to adjustment for the Reverse Stock Split). Each stockholder as of the 2017 Rights Offering Record Date (“2017 Rights Holders”) received one non-transferrable right to purchase 1.3475 shares for every share of common stock owned on the 2017 Rights Offering Record Date (the “subscription right”). 2017 Rights Holders who fully exercised their subscription rights were entitled to subscribe for additional shares that remained unsubscribed as a result of any unexercised subscription rights (the “over-subscription right”). The over-subscription right allowed a 2017 Rights Holder to subscribe for an additional amount equal to up to an aggregate of 9.99% of the Company’s outstanding shares of common stock after giving effect to the consummation of the transactions contemplated by the 2017 Rights Offering and the 2017 Investment Agreement, subject to certain limitations and pro rata allocations. Subscription rights could only be exercised for whole numbers of shares; no fractional shares of common stock were issued in the 2017 Rights Offering. The 2017 Rights Offering period expired on August 30, 2017 at 5:00 p.m. New York City time and the Company received subscriptions and oversubscriptions from its existing stockholders (including the Sun Cardinal Investors and their affiliates) resulting in aggregate gross proceeds of $21,976. Additionally, in accordance with the related 2017 Investment Agreement, the Company received $8,024 of gross proceeds from the Sun Cardinal Investors. In total, the

Company received gross proceeds of $30,000 as a result of the 2017 Rights Offering and related 2017 Investment Agreement transactions and the Company issued 6,666,666 shares of its common stock.

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

As of February 3, 2018, affiliates of Sun Fund V collectively beneficially owned approximately 73% of the Company’s outstanding common stock.

2016 Investment Agreement and 2016 Rights Offering

On March 15, 2016, the Company entered into the 2016 Investment Agreement with the Investors pursuant to which Sun Cardinal and SCSF Cardinal agreed to backstop the 2016 Rights Offering by purchasing at the subscription price (prior to adjustment for the Reverse Stock Split) of $5.50 per share any and all shares not subscribed through the exercise of rights, including the oversubscription.

On March 29, 2016, the Company commenced the 2016 Rights Offering, whereby the Company distributed, at no charge, to stockholders of record as of March 23, 2016 (the “2016 Rights Offering Record Date”), rights to purchase new shares of the Company’s common stock (prior to adjustment for the Reverse Stock Split) at $5.50 per share. Each stockholder as of the 2016 Rights Offering Record Date (“2016 Rights Holders”) received one non-transferrable right to purchase 0.3191 shares for every share of common stock owned on the 2016 Rights Offering Record Date (the “subscription right”). 2016 Rights Holders who fully exercised their subscription rights were entitled to subscribe for additional shares that remained unsubscribed as a result of any unexercised subscription rights (the “over-subscription right”). The over-subscription right allowed a 2016 Rights Holder to subscribe for an additional number of shares equal to up to 20% of the shares of common stock for which such holder was otherwise entitled to subscribe. Subscription rights could only be exercised for whole numbers of shares; no fractional shares of common stock were issued in the 2016 Rights Offering. The 2016 Rights Offering period expired on April 14, 2016 at 5:00 p.m. New York City time, prior to which payment for all subscription rights required an irrevocable funding of cash to the transfer agent, to be held in an account for the benefit of the Company. The Investors fully subscribed in the 2016 Rights Offering and exercised their oversubscription right. The Company received subscriptions and oversubscriptions from its existing stockholders for a total (prior to adjustment for the Reverse Stock Split) of 11,622,518 shares of its common stock, resulting in aggregate gross proceeds of approximately $63,924. Simultaneous with the closing of the 2016 Rights Offering, the Company received $1,076 of gross proceeds from the 2016 Investment Agreement and issued to the Investors 195,663 shares (prior to adjustment for the Reverse Stock Split) of its common stock in connection therewith. In total, the Company received total gross proceeds of $65,000 as a result of the 2016 Rights Offering and 2016 Investment Agreement transactions and recorded increases (prior to adjustment for the Reverse Stock Split) of $118 within Common Stock and $63,992 within Additional paid-in capital on the consolidated balance sheet. Upon the completion of these transactions, affiliates of Sun Capital owned 58% of the Company’s outstanding common stock.

The Company used a portion of the net proceeds received from the 2016 Rights Offering and 2016 Investment Agreement to (1) repay the amount owed by the Company under the Tax Receivable Agreement (as discussed above) with Sun Cardinal, for itself and as a representative of the other stockholders party thereto, for the tax benefit with respect to the 2014 taxable year including accrued interest, totaling $22,262, and (2) repay all then outstanding indebtedness, totaling $20,000, under the Company’s Revolving Credit Facility. The Company used the remaining net proceeds, which funds were held by VHC until needed by its operating subsidiary, for additional strategic investments and general corporate purposes.

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

During fiscal 2017, fiscal 2016 and fiscal 2015, the Company incurred expenses of $34, $121 and $114, respectively, under the Sun Capital Consulting Agreement.

Indemnification Agreements

The Company has entered into indemnification agreements with each of its executive officers and directors. The indemnification agreements provide the executive officers and directors with contractual rights to indemnification, expense advancement and reimbursement, to the fullest extent permitted under the Delaware General Corporation Law (“DGCL”).

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

Note 13. Quarterly Financial Information (unaudited)

Summarized quarterly financial results for fiscal 2017 and fiscal 2016 are as follows:

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (2)
Fiscal 2017:
Net sales	$58,045	$60,822	$79,067	$74,648
Gross profit	25,591	25,556	36,667	33,975
Net (loss) income	(9,290)	(10,134)	3,509	74,512
Basic (loss) earnings per share (1)	$(1.88)	$(2.05)	$0.41	$6.41
Diluted (loss) earnings per share (1)	$(1.88)	$(2.05)	$0.41	$6.41

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (3)
Fiscal 2016:
Net sales	$67,645	$60,702	$75,973	$63,879
Gross profit	28,258	27,387	37,958	29,216
Net (loss) income	(1,924)	(1,967)	3,380	(162,148)
Basic (loss) earnings per share (1)	$(0.51)	$(0.40)	$0.69	$(32.81)
Diluted (loss) earnings per share (1)	$(0.51)	$(0.40)	$0.68	$(32.81)

(1)

The sum of the quarterly earnings per share may not equal the full-year amount as the computation of the weighted-average number of shares outstanding for each quarter and the full-year are performed independently.

(2)

Net income, basic earnings per share and diluted earnings per share included the impact of (i) a $5,111 non-cash pre-tax impairment charge related to property and equipment (see Note 1 “Description of Business and Summary of Significant Accounting Policies (K) Impairment of Long-lived Assets” for additional details); and (ii) a $82,002 pre-tax benefit from re-measurement of the liability related to the Tax Receivable Agreement (see Note 12 “Related Party Transactions” for additional details).

(3)

Net loss, basic loss per share and diluted loss per share include the impact of (i) $53,061 of non-cash pre-tax impairment charges related to goodwill and the tradename intangible asset (see Note 1 “Description of Business and Summary of Significant Accounting Policies (L) Goodwill and Other Intangible Assets” for additional details); (ii) a $2,082 non-cash pre-tax impairment charge related to property and equipment (see Note 1 “Description of Business and Summary of Significant Accounting Policies (K) Impairment of Long-lived Assets” for additional details); and (iii) a $121,836 valuation allowance against the Company’s deferred tax assets (see Note 10 “Income Taxes” for additional details).

Note 14. Subsequent Event

On March 28, 2018, Vince, LLC entered into a third amendment to the Revolving Credit Facility. In support of the Company’s previously announced wholesale distribution strategy, the third amendment modified the definition of “Eligible Trade Receivables” such that the applicable Concentration Limit for Accounts due from: (i) Nordstrom is 70% so long as Nordstrom’s credit rating is investment grade BBB- or higher by Standard & Poor’s Financial Services, LLC or Baa3 or higher by Moody’s Analytics, Inc and 50% at all other times; (ii) Neiman Marcus is 30%; and (iii) all other individual account debtors is 20%.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Beginning of Period	Expense Charges, net of Reversals	Deductions and Write-offs, net of Recoveries	End of Period
Sales Allowances
Fiscal 2017	$(19,711)	$(54,265)	$56,365	$(17,611)
Fiscal 2016	(12,846)	(59,078)	52,213	(19,711)
Fiscal 2015	(16,098)	(55,656)	58,908	(12,846)
Allowance for Doubtful Accounts
Fiscal 2017	(275)	(793)	265	(803)
Fiscal 2016	(188)	(192)	105	(275)
Fiscal 2015	(379)	34	157	(188)
Provision for Inventories
Fiscal 2017	(2,062)	11	123	(1,928)
Fiscal 2016	(13,248)	1,864	9,322	(2,062)
Fiscal 2015	(6,464)	(16,263)	9,479	(13,248)
Valuation Allowances on Deferred Income Taxes
Fiscal 2017	(122,860)	(13,764)	44,034	(92,590)
Fiscal 2016	(1,024)	(121,836)	—	(122,860)
Fiscal 2015	(1,074)	—	50	(1,024)