Form 10-Q
period 2018-05-05
VINCE HOLDING CORP.
filed 2018-06-14
CIK 1579157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 5, 2018

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Common Stock	Outstanding at May 31, 2018
Common Stock, $0.01 par value per share	11,616,500 shares

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

On November 18, 2016, Kellwood Intermediate Holding, LLC and Kellwood Company, LLC entered into a Unit Purchase Agreement with Sino Acquisition, LLC (the “Kellwood Purchaser”) whereby the Kellwood Purchaser agreed to purchase all of the outstanding equity interests of Kellwood Company, LLC. Prior to the closing, Kellwood Intermediate Holding, LLC and Kellwood Company, LLC conducted a pre-closing reorganization pursuant to which certain assets of Kellwood Company, LLC were distributed to a newly formed subsidiary of Kellwood Intermediate Holding, LLC, St. Louis Transition, LLC. The transaction closed on December 21, 2016 (the “Kellwood Sale”).

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, and any statements incorporated by reference herein, contains forward-looking statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements are indicated by words or phrases such as “may,” “will,” “should,” “believe,” “expect,” “seek,” “anticipate,” “intend,” “estimate,” “plan,” “target,” “project,” “forecast,” “envision” and other similar phrases. Although we believe the assumptions and expectations reflected in these forward-looking statements are reasonable, these assumptions and expectations may not prove to be correct and we may not achieve the results or benefits anticipated. These forward-looking statements are not guarantees of actual results, and our actual results may differ materially from those suggested in the forward-looking statements. These forward-looking statements involve a number of risks and uncertainties, some of which are beyond our control, including, without limitation: our ability to continue having the liquidity necessary to service our debt, meet contractual payment obligations, and fund our operations; our ability to comply with the covenants under our credit facilities; our ability to successfully operate the newly implemented systems, processes and functions recently transitioned from Kellwood Company; our ability to remediate the identified material weaknesses in our internal control over financial reporting; further impairment of our goodwill and indefinite-lived intangible assets; our ability to realize the benefits of our recently announced strategic initiatives; the execution and management of our retail store growth plans; our ability to make lease payments when due; our ability to ensure the proper operation of the distribution facility by a third-party logistics provider; our ability to remain competitive in the areas of merchandise quality, price, breadth of selection and customer service; our ability to anticipate and/or react to changes in customer demand and attract new customers, including in connection with making inventory commitments; our ability to manage excess inventory in a way that will promote the long-term health of the brand; changes in consumer confidence and spending; our ability to maintain projected profit margins; the execution and management of our international expansion, including our ability to promote our brand and merchandise outside the U.S. and find suitable partners in certain geographies; our ability to expand our product offerings into new product categories, including the ability to find suitable licensing partners; our ability to successfully implement our marketing initiatives; our ability to protect our trademarks in the U.S. and internationally; our ability to maintain the security of electronic and other confidential information; serious disruptions and catastrophic events; changes in global economies and credit and financial markets; competition; our ability to attract and retain key personnel; commodity, raw material and other cost increases; compliance with domestic and international laws, regulations and orders; changes in laws and regulations; outcomes of litigation and proceedings and the availability of insurance, indemnification and other third-party coverage of any losses suffered in connection therewith; effect of the U.S. federal income tax law reform; other tax matters; and other factors as set forth from time to time in our Securities and Exchange Commission filings, including those described in this report on Form 10-Q and our 2017 Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 25, 2018 (the “2017 Annual Report on Form 10-K”) under the heading “Item 1A—Risk Factors.” We intend these forward-looking statements to speak only as of the time of this report on Form 10-Q and do not undertake to update or revise them as more information becomes available, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data, unaudited)

	May 5,	February 3,
	2018	2018
Assets
Current assets:
Cash and cash equivalents	$5,228	$5,372
Trade receivables, net	12,764	20,760
Inventories, net	49,360	48,921
Prepaid expenses and other current assets	7,517	6,521
Total current assets	74,869	81,574
Property and equipment, net	29,966	31,608
Intangible assets, net	76,949	77,099
Goodwill	41,435	41,435
Deferred income taxes	379	379
Other assets	2,359	2,439
Total assets	$225,957	$234,534

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$20,149	$22,556
Accrued salaries and employee benefits	4,003	6,715
Other accrued expenses	9,288	7,906
Current portion of long-term debt	8,000	8,000
Total current liabilities	41,440	45,177
Long-term debt	41,600	40,682
Deferred rent	15,316	15,633
Other liabilities	58,273	58,273

Commitments and contingencies (Note 8)

Stockholders' equity:
Common stock at $0.01 par value (100,000,000 shares authorized, 11,616,500 and 11,616,500 shares issued and outstanding at May 5, 2018 and February 3, 2018, respectively)	116	116
Additional paid-in capital	1,113,538	1,113,342
Accumulated deficit	(1,044,261)	(1,038,624)
Accumulated other comprehensive loss	(65)	(65)
Total stockholders' equity	69,328	74,769
Total liabilities and stockholders' equity	$225,957	$234,534

See notes to unaudited condensed consolidated financial statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data, unaudited)

	Three Months Ended
	May 5,	April 29,
	2018	2017
Net sales	$54,514	$58,045
Cost of products sold	28,978	32,454
Gross profit	25,536	25,591
Selling, general and administrative expenses	29,900	33,784
Loss from operations	(4,364)	(8,193)
Interest expense, net	1,289	1,044
Other (income) expense, net	(64)	1
Loss before income taxes	(5,589)	(9,238)
Provision for income taxes	48	52
Net loss and comprehensive loss	$(5,637)	$(9,290)
Loss per share:
Basic loss per share	$(0.49)	$(1.88)
Diluted loss per share	$(0.49)	$(1.88)
Weighted average shares outstanding:
Basic	11,616,500	4,942,825
Diluted	11,616,500	4,942,825

See notes to unaudited condensed consolidated financial statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands, unaudited)

	Three Months Ended
	May 5, 2018	April 29, 2017
Operating activities
Net loss	$(5,637)	$(9,290)
Add (deduct) items not affecting operating cash flows:
Depreciation and amortization	2,069	2,415
Deferred rent	(319)	(225)
Share-based compensation expense	198	219
Other	294	162
Changes in assets and liabilities:
Receivables, net	7,996	(9,956)
Inventories	(439)	6,316
Prepaid expenses and other current assets	(997)	1,973
Accounts payable and accrued expenses	(3,767)	(11,352)
Other assets and liabilities	85	18
Net cash used in operating activities	(517)	(19,720)
Investing activities
Payments for capital expenditures	(250)	(1,785)
Net cash used in investing activities	(250)	(1,785)
Financing activities
Proceeds from borrowings under the Revolving Credit Facility	44,930	121,083
Repayment of borrowings under the Revolving Credit Facility	(42,218)	(105,147)
Repayment of borrowings under the Term Loan Facility	(2,000)	—
Proceeds from stock option exercises and issuance of common stock under employee stock purchase plan	—	13
Financing fees	(90)	—
Net cash provided by financing activities	622	15,949
Decrease in cash, cash equivalents, and restricted cash	(145)	(5,556)
Cash, cash equivalents, and restricted cash, beginning of period	5,445	21,036
Cash, cash equivalents, and restricted cash, end of period	$5,300	$15,480

Supplemental Disclosures of Cash Flow Information
Cash payments on Tax Receivable Agreement obligation	351	—
Cash payments for interest	1,411	295
Cash payments for income taxes, net of refunds	—	—
Supplemental Disclosures of Non-Cash Investing and Financing Activities
Capital expenditures in accounts payable and accrued liabilities	50	391

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

On November 18, 2016, Kellwood Intermediate Holding, LLC and Kellwood Company, LLC entered into a Unit Purchase Agreement with Sino Acquisition, LLC (the “Kellwood Purchaser”) whereby the Kellwood Purchaser agreed to purchase all of the outstanding equity interests of Kellwood Company, LLC. Prior to the closing, Kellwood Intermediate Holding, LLC and Kellwood Company, LLC conducted a pre-closing reorganization pursuant to which certain assets of Kellwood Company, LLC were distributed to a newly formed subsidiary of Kellwood Intermediate Holding, LLC, St. Louis Transition, LLC. The transaction closed on December 21, 2016 (the “Kellwood Sale”).

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

(B) Basis of Presentation: The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. Therefore, these financial statements should be read in conjunction with VHC’s audited financial statements for the fiscal year ended February 3, 2018, as set forth in the 2017 Annual Report on Form 10-K.

The condensed consolidated financial statements include the Company’s accounts and the accounts of the Company’s wholly-owned subsidiaries as of May 5, 2018. All intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) and disclosures necessary for a fair statement. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or the fiscal year as a whole.

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

During the last two fiscal years, the Company has experienced a decline in operating profitability and in fiscal 2016 and 2017 used cash flows generated from financing activities to fund a portion of its operating cash needs. Therefore, management had concluded in fiscal 2016 that then existing conditions in the business raised substantial doubt about the Company’s ability to meet its financial obligations, specifically to comply with the Consolidated Net Total Leverage Ratio under its Term Loan Facility. During fiscal 2017, the Company fully executed the actions disclosed in its Annual Report on Form 10-K for the fiscal year ended February 3, 2018 in order to address the concerns referenced above and to satisfy the Company’s liquidity needs.

The Company believes it will generate sufficient liquidity to fund its working capital and capital expenditure needs, meet its Tax Receivable Agreement obligations, and satisfy its debt maturities and covenants under the Term Loan Facility and Revolving Credit Facility for the next twelve months. While we believe based upon our actions to date that we will have sufficient liquidity for the next twelve months, there can be no assurances in the future that we will be able to generate sufficient cash flow from operations to meet our liquidity needs. The Company’s ability to continue to meet its obligations is dependent on its ability to generate positive cash flow from a combination of initiatives and failure to successfully implement these initiatives could have a material adverse effect on the Company’s liquidity and operations in which case the Company would need to implement alternative plans, such as attempting to obtain other financing, in an effort to satisfy our liquidity needs.

Note 2. Goodwill and Intangible Assets

Net goodwill balances and changes therein by segment were as follows:

(in thousands)	Wholesale	Direct-to-consumer	Total Net Goodwill
Balance as of May 5, 2018	$41,435	$—	$41,435
Balance as of February 3, 2018	$41,435	$—	$41,435

The total carrying amount of goodwill for all periods presented was net of accumulated impairments of $69,253.

The following tables present a summary of identifiable intangible assets:

(in thousands)	Gross Amount	Accumulated Amortization	Accumulated Impairments	Net Book Value
Balance as of May 5, 2018
Amortizable intangible assets:
Customer relationships	$11,970	$(6,121)	$—	$5,849
Indefinite-lived intangible asset:
Tradename	101,850	—	(30,750)	71,100
Total intangible assets	$113,820	$(6,121)	$(30,750)	$76,949

(in thousands)	Gross Amount	Accumulated Amortization	Accumulated Impairments	Net Book Value
Balance as of February 3, 2018
Amortizable intangible assets:
Customer relationships	$11,970	$(5,971)	$—	$5,999
Indefinite-lived intangible asset:
Tradename	101,850	—	(30,750)	71,100
Total intangible assets	$113,820	$(5,971)	$(30,750)	$77,099

Amortization of identifiable intangible assets was $150 and $150 for the three months ended May 5, 2018 and April 29, 2017, respectively. The estimated amortization expense for identifiable intangible assets is $599 for each fiscal year for the next five fiscal years.

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

The Company did not have any non-financial assets or non-financial liabilities recognized at fair value on a recurring basis at May 5, 2018 or February 3, 2018. At May 5, 2018 and February 3, 2018, the Company believes that the carrying value of cash and cash equivalents, receivables and accounts payable approximates fair value, due to the short-term maturity of these instruments. The Company’s debt obligations with a carrying value of $50,612 as of May 5, 2018 are at variable interest rates and management estimates that the fair value of the Company’s outstanding debt obligations was approximately $45,000 based upon quoted prices in markets that are not active, which is considered a Level 2 input.

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

Note 4. Long-Term Debt and Financing Arrangements

Long-term debt consisted of the following:

	May 5,	February 3,
(in thousands)	2018	2018
Term Loan Facility	$31,000	$33,000
Revolving Credit Facility	19,612	16,900
Total debt principal	50,612	49,900
Less: current portion of long-term debt	8,000	8,000
Less: deferred financing costs	1,012	1,218
Total long-term debt	$41,600	$40,682

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

In addition, the Term Loan Facility contains customary representations and warranties, other covenants, and events of default, including but not limited to, limitations on the incurrence of additional indebtedness, liens, negative pledges, guarantees, investments, loans, asset sales, mergers, acquisitions, prepayment of other debt, the repurchase of capital stock, transactions with affiliates, and the ability to change the nature of the Company’s business or its fiscal year, and distributions and dividends. The Term Loan Facility generally permits dividends to the extent that no default or event of default is continuing or would result from the contemplated dividend and the pro forma Consolidated Net Total Leverage Ratio after giving effect to such contemplated dividend is at least 0.25 lower than the maximum Consolidated Net Total Leverage Ratio for such quarter in an amount not to exceed the excess available amount, as defined in the loan agreement. All obligations under the Term Loan Facility are guaranteed by VHC and any future material domestic restricted subsidiaries of Vince, LLC and secured by a lien on substantially all of the assets of VHC, Vince, LLC and Vince Intermediate and any future material domestic restricted subsidiaries. As of May 5, 2018, after giving effect to the waiver described above, the Company was in compliance with applicable covenants.

Through May 5, 2018, on an inception to date basis, the Company has made repayments totaling $144,000 in the aggregate on the original $175,000 Term Loan Facility entered into on November 27, 2013 with $2,000 of such repayments made during the three months ended May 5, 2018. As of May 5, 2018, the Company had $31,000 of debt outstanding under the Term Loan Facility.

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

The Revolving Credit Facility also contains representations and warranties, other covenants and events of default that are customary for this type of financing, including limitations on the incurrence of additional indebtedness, liens, negative pledges, guarantees, investments, loans, asset sales, mergers, acquisitions, prepayment of other debt, the repurchase of capital stock, transactions with affiliates, and the ability to change the nature of the Company’s business or its fiscal year. The Revolving Credit Facility generally permits dividends in the absence of any event of default (including any event of default arising from the contemplated dividend), so long as (i) after giving pro forma effect to the contemplated dividend, for the following six months Excess Availability will be at least the greater of 20% of the adjusted loan cap and $10,000 and (ii) after giving pro forma effect to the contemplated dividend, the “Consolidated Fixed Charge Coverage Ratio” for the 12 months preceding such dividend shall be greater than or equal to 1.0 to 1.0 (provided that the Consolidated Fixed Charge Coverage Ratio may be less than 1.0 to 1.0 if, after giving pro forma effect to the contemplated dividend, Excess Availability for the six fiscal months following the dividend is at least the greater of 35% of the adjusted loan cap and $15,000).  As of May 5, 2018, the Company was in compliance with applicable financial covenants. The second amendment replaced and superseded all side letters previously entered into between Vince, LLC and BofA.

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

As of May 5, 2018, $32,058 was available under the Revolving Credit Facility, net of the amended loan cap, and there were $19,612 of borrowings outstanding and $8,040 of letters of credit outstanding under the Revolving Credit Facility. The weighted average interest rate for borrowings outstanding under the Revolving Credit Facility as of May 5, 2018 was 3.7%.

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

Note 5. Inventory

Inventories consisted of finished goods. As of May 5, 2018 and February 3, 2018, finished goods, net of reserves were $49,360 and $48,921, respectively.

Note 6. Share-Based Compensation

Employee Stock Plans

Vince 2013 Incentive Plan

In connection with the IPO, the Company adopted the Vince 2013 Incentive Plan, which provides for grants of stock options, stock appreciation rights, restricted stock and other stock-based awards. The aggregate number of shares of common stock which may be issued or used for reference purposes under the Vince 2013 Incentive Plan or with respect to which awards may be granted may not exceed 340,000 shares, as adjusted to reflect the Reverse Stock Split. The shares available for issuance under the Vince 2013 Incentive Plan may be, in whole or in part, either authorized and unissued shares of the Company’s common stock or shares of common stock held in or acquired for the Company’s treasury. In general, if awards under the Vince 2013 Incentive Plan are cancelled for any reason, or expire or terminate unexercised, the shares covered by such award may again be available for the grant of awards under the Vince 2013 Incentive Plan. As of May 5, 2018, there were 4,443 shares under the Vince 2013 Incentive Plan available for future grants. Options granted pursuant to the Vince 2013 Incentive Plan typically vest in equal installments over four years, subject to the employees’ continued employment and expire on the earlier of the tenth anniversary of the grant date or upon termination as outlined in the Vince 2013 Incentive Plan. Restricted stock units granted vest in equal installments over a three-year period or vest in equal installments over four years, subject to the employees’ continued employment.

On May 18, 2018, the Company filed Registration Statement on Form S-8 to register an additional 660,000 shares of common stock available for issuance under the Vince 2013 Incentive Plan. See Note 12 “Subsequent Events” for additional information.

The consultancy agreements with the non-employee consultants ended in February 2017 and as a result, 17,659 shares were forfeited. In May 2017, the remaining 29,432 previously vested shares expired.

On April 26, 2018, the Company commenced a tender offer to exchange certain options to purchase shares of its common stock, whether vested or unvested, from eligible employees and executive officers for replacement restricted stock units (“Replacement RSUs”) granted under the Vince 2013 Incentive Plan (the “Option Exchange”). Employees and executive officers of the Company on the date of offer commencement and those who remained an employee or executive officer of the Company through the expiration date of the offer and held at least one option as of the commencement of the offer that was granted under the Vince 2013 Incentive Plan was eligible to participate.  The exchange ratio of this offer was a 1-to-1.7857 basis (one stock option exchanged for every 1.7857 Replacement RSUs). This tender offer expired on 11:59 p.m. Eastern Time on May 24, 2018 (the “Offer Expiration Date”). The Replacement RSUs were granted on the business day immediately following the Offer Expiration Date.  As a result of the Option Exchange, 149,819 stock options were cancelled and 267,538 Replacement RSUs were granted with a grant date fair value of $9.15. All Replacement RSUs vest pursuant to the following schedule: 10% on April 19, 2019; 20% on April 17, 2020; 25% on April 16, 2021; and 45% on April 15, 2022, subject to the holder’s remaining continuously employed with the Company through each such applicable vesting date. Replacement RSUs have the new vesting schedule regardless of whether the surrendered eligible options were partially vested at the time it was exchanged. The purpose of this exchange was to foster retention, motivate our key contributors, and better align the interest of our employees and shareholders to maximize shareholder value.

Employee Stock Purchase Plan

The Company maintains an employee stock purchase plan (“ESPP”) for its employees. Under the ESPP, all eligible employees may contribute up to 10% of their base compensation, up to a maximum contribution of $10 per year. The purchase price of the stock is 90% of the fair market value, with purchases executed on a quarterly basis. The plan is defined as compensatory, and accordingly, a charge for compensation expense is recorded to selling, general and administrative expense for the difference between the fair market value and the discounted purchase price of the Company’s Stock. During the three months ended May 5, 2018, no shares of common stock were issued under the ESPP. During the three months ended April 29, 2017, 450 shares of common stock were issued under the ESPP, as adjusted to reflect the Reverse Stock Split. As of May 5, 2018, there were 94,979 shares available for future issuance under the ESPP, as adjusted to reflect the Reverse Stock Split.

Stock Options

A summary of stock option activity for both employees and non-employees for the three months ended May 5, 2018 is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at February 3, 2018	170,757	$42.23	8.1	$32
Granted	—	$—
Exercised	—	$—
Forfeited or expired	(19,368)	$43.80
Outstanding at May 5, 2018	151,389	$42.02	7.8	$51

Vested and exercisable at May 5, 2018	61,901	$45.49	7.6	$1

Of the above outstanding shares, 204 are expected to vest.

Restricted Stock Units

A summary of restricted stock unit activity for the three months ended May 5, 2018 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Nonvested restricted stock units at February 3, 2018	13,236	$29.19
Granted	165,488	$8.60
Vested	—	$—
Forfeited	—	$—
Nonvested restricted stock units at May 5, 2018	178,724	$10.12

Share-Based Compensation Expense

The Company recognized share-based compensation expense of $198 and $219, including expense of $36 and income of $117 respectively, related to non-employees, during the three months ended May 5, 2018 and April 29, 2017, respectively.

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

On September 8, 2017, in connection with the 2017 Rights Offering and related 2017 Investment Agreement, the Company issued an aggregate of 6,666,666 shares of its common stock as adjusted for the Reverse Stock Split. See Note 11 “Related Party Transactions” for additional information.

The following is a reconciliation of weighted average basic shares to weighted average diluted shares outstanding:

	Three Months Ended
	May 5,	April 29,
	2018	2017
Weighted-average shares—basic	11,616,500	4,942,825
Effect of dilutive equity securities	—	—
Weighted-average shares—diluted	11,616,500	4,942,825

Because the Company incurred a net loss for the three months ended May 5, 2018 and April 29, 2017, weighted-average basic shares and weighted-average diluted shares outstanding are equal for these periods.

For the three months ended May 5, 2018 and April 29, 2017, 142,281 and 221,540 options to purchase shares of the Company’s common stock, respectively, were excluded from the computation of weighted average shares for diluted earnings per share since the related exercise prices exceeded the average market price of the Company’s common stock and such inclusion would be anti-dilutive.

Note 8. Commitments and Contingencies

Litigation

The Company is a party to other legal proceedings, compliance matters, environmental, as well as wage and hour and other labor claims that arise in the ordinary course of business. Although the outcome of such items cannot be determined with certainty, management believes that the ultimate outcome of these items, individually and in the aggregate, will not have a material adverse impact on the Company’s financial position, results of operations or cash flows.

Note 9. Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-18, “Statement of cash flows (Topic 230): Restricted cash”. This guidance requires the statement of cash flows to explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted this guidance in the first quarter of fiscal 2018 using the retrospective transition method to each period presented. The Company’s restricted cash is reserved for payments for claims for its insurance program, which is included in prepaid expenses and other current assets on the Company’s condensed consolidated balance sheets. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the condensed consolidated statement of cash flows.

	May 5,	February 3,
(in thousands)	2018	2018
Cash and cash equivalents	$5,228	$5,372
Restricted cash	72	73
Total Cash, cash equivalents, and restricted cash	$5,300	$5,445

Adoption of Accounting Standard Codification Topic 606, “Revenue from Contracts with Customers”

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”.  This guidance on revenue recognition accounting requires entities to recognize revenue when promised goods or services are transferred to customers and in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Since its issuance, the FASB has amended several aspects of the new guidance. The Company adopted this guidance in the first quarter of fiscal 2018 using the modified retrospective cumulative effect transition method. Therefore, the comparative information has not been adjusted and continues to be reported under Topic 605. The impact to the financial statements of this adoption are primarily related to balance sheet reclassification, including amounts associated with the change in balance sheet classification of the sales returns reserves, with no material impact to the statement of operations and comprehensive loss as the Company’s existing revenue recognition policies are in line with the new guidance.

The Company recognizes revenue when performance obligations identified under the terms of contracts with its customers are satisfied, which generally occurs upon the transfer of control in accordance with the contractual terms and conditions of the sale. Sales are recognized when the control of the goods are transferred to the customer for the Company’s wholesale business, upon receipt by the customer for the Company’s e-commerce business, and at the time of sale to the consumer for the Company’s retail business. See Note 10 “Segment Information” for disaggregated revenue amounts by segment.

Revenue associated with gift cards is recognized upon redemption and unredeemed balances are considered contract liability and recorded within other accrued expenses, which are subject to escheatment within the jurisdictions in which it operates. As of May 5, 2018 and February 3, 2018, contract liability was $1,220 and $1,229, respectively.  For the three months ended May 5, 2018, the Company recognized $132 of revenue that was previously included in contract liability as of February 3, 2018.

For the Company’s wholesale business, amounts billed to customers for shipping and handling costs are not material.  Such shipping and handling costs are accounted for as a fulfillment cost and are included in cost of products sold. Sales taxes that are collected by the Company from a customer are excluded from revenue.

Sales are measured as the amount of consideration the Company expects to receive in exchange for transferring goods, which includes estimates for variable consideration. Variable consideration mainly includes discounts, chargebacks, markdown allowances, cooperative advertising programs, and sales returns. Estimated amounts of discounts, chargebacks, markdown allowances, cooperative advertising programs, and sales returns are accounted for as reductions of sales when the associated sale occurs. These estimated amounts are adjusted periodically based on changes in facts and circumstances when the changes become known. On the Company’s condensed consolidated balance sheet, reserves for sales returns are included within other accrued liabilities, rather than an offset to accounts receivable, net, and the value of inventory associated with reserves for sales returns are included in prepaid expenses and other current assets. The Company continues to estimate the amount of sales returns based on known trends and historical return rates.

The following table summarize the impacts of adopting Topic 606 on the Company’s condensed consolidated balance sheet for the three months ended May 5, 2018.

	Impact of changes in accounting standard
	As		Balances without
(in thousands)	reported	Adjustments	adoption of Topic 606
Assets
Trade receivables, net	12,764	(1,099)	11,665
Prepaid expenses and other current assets	7,517	(1,009)	6,508

Liabilities
Other accrued expenses	9,288	(2,108)	7,180

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02: “Leases (Topic 842)”, a new lease accounting standard. The guidance requires lessees to recognize right-of-use lease assets and lease liabilities on the balance sheet for those leases currently classified as operating leases. The guidance is required to be adopted using modified retrospective transition approach by restating all comparative periods presented in the Company’s financial statements and not revising the accounting for leases that expired prior to date of initial application. The guidance is effective for interim and annual periods beginning after December 15, 2018. The Company is currently evaluating the impact of adopting this guidance on the consolidated financial statements.

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

The accounting policies of the Company’s reportable segments are consistent with those described in Note 1 to the audited Consolidated Financial Statements of VHC for the fiscal year ended February 3, 2018 included in the 2017 Annual Report on Form 10-K. Unallocated corporate expenses are comprised of selling, general, and administrative expenses attributable to corporate and administrative activities (such as marketing, design, finance, information technology, legal and human resource departments), and other charges that are not directly attributable to the Company’s reportable segments. Unallocated corporate assets are comprised of the carrying values of the Company’s goodwill and tradename, deferred tax assets, and other assets that will be utilized to generate revenue for both of the Company’s reportable segments.

Summary information for the Company’s reportable segments is presented below.

	Three Months Ended
	May 5,	April 29,
(in thousands)	2018	2017
Net Sales:
Wholesale	$28,495	$35,407
Direct-to-consumer	26,019	22,638
Total net sales	$54,514	$58,045
Income (loss) before income taxes:
Wholesale	$6,921	$8,966
Direct-to-consumer	1,238	(1,302)
Subtotal	8,159	7,664
Unallocated corporate expenses	(12,523)	(15,857)
Interest expense, net	1,289	1,044
Other expense, net	(64)	1
Total income (loss) before income taxes	$(5,589)	$(9,238)

	May 5,	February 3,
(in thousands)	2018	2018
Total Assets:
Wholesale	$53,443	$58,733
Direct-to-consumer	39,179	40,751
Unallocated corporate	133,335	135,050
Total assets	$225,957	$234,534

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

RT is owned by affiliates of Sun Capital Partners, Inc., whose affiliates owned approximately 73% of the outstanding common stock of the Company as of May 5, 2018. During the three months ended May 5, 2018, the Company has paid $29 for orders placed under the Sourcing Arrangement. No new orders have been placed under the Sourcing Arrangement since September 2017.

On May 30, 2018, the Company terminated the Sourcing Arrangement with RT effective as of February 3, 2018. See Note 12 “Subsequent Events” for additional information.

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

As of May 5, 2018, the Company’s total obligation under the Tax Receivable Agreement is estimated to be $58,273, which is included as a component of Other liabilities on the Condensed Consolidated Balance Sheet. The tax benefit payment of $351, including accrued interest, with respect to the 2016 taxable year was paid in the first quarter of fiscal 2018. The Tax Receivable Agreement expires on December 31, 2023. The obligation was originally recorded in connection with the IPO as an adjustment to additional paid-in capital on the Company’ Consolidate Balance Sheet.

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

On August 15, 2017, the Company commenced the 2017 Rights Offering, whereby the Company distributed, at no charge, to stockholders of record as of August 14, 2017 (the “2017 Rights Offering Record Date”), rights to purchase new shares of the Company’s common stock at $0.45 per share (prior to adjustment for the Reverse Stock Split). Each stockholder as of the Rights Offering Record Date (“2017 Rights Holders”) received one non-transferrable right to purchase 1.3475 shares for every share of common stock owned on the 2017 Rights Offering Record Date (the “subscription right”). 2017 Rights Holders who fully exercised their subscription rights were entitled to subscribe for additional shares that remained unsubscribed as a result of any unexercised subscription rights (the “over-subscription right”). The over-subscription right allowed a 2017 Rights Holder to subscribe for an additional amount equal to up to an aggregate of 9.99% of the Company’s outstanding shares of common stock after giving effect to the consummation of the transactions contemplated by the 2017 Rights Offering and the 2017 Investment Agreement, subject to certain limitations and pro rata allocations. Subscription rights could only be exercised for whole numbers of shares; no fractional shares of common stock were issued in the 2017 Rights Offering. The 2017 Rights Offering period expired on August 30, 2017 at 5:00 p.m. New York City time and the Company received subscriptions and oversubscriptions from its existing stockholders (including the Sun Cardinal Investors and their affiliates) resulting in aggregate gross proceeds of $21,976. Additionally, in accordance with the related 2017 Investment Agreement, the Company received $8,024 of gross proceeds from the Sun Cardinal Investors. In total, the Company received gross proceeds of $30,000 as a result of the 2017 Rights Offering and related 2017 Investment Agreement transactions and the Company issued 6,666,666 shares of its common stock.

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

As of May 5, 2018, affiliates of Sun Capital Partners, Inc., including the Sun Cardinal Investors collectively beneficially owned approximately 73% of the Company’s outstanding common stock.

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

During the three months ended May 5, 2018 and April 29, 2017, the Company incurred expenses of $12 and $6, respectively, under the Sun Capital Consulting Agreement.

Note 12. Subsequent Events

On May 30, 2018, the Company terminated the Sourcing Arrangement with RT relating to the purchase and resale of certain Vince branded goods effective as of February 3, 2018. The Company has not utilized the arrangement under the Agreement with RT since September 2017. There were no early termination penalties incurred by the Company as a result of the termination.

On May 18, 2018, the Company filed a Registration Statement on Form S-8 to register an additional 660,000 shares of common stock available for issuance under the Company’s Amended and Restated 2013 Omnibus Incentive Plan (the “Amended Vince 2013 Incentive Plan”).  The increase in the number of shares of common stock authorized for issuance under the Amended Vince 2013 Incentive Plan was approved by written consent of the Company’s stockholders holding a majority of the Company’s issued and outstanding common stock, delivered to the Company on April 13, 2018.

On May 17, 2018, the Company received a letter from the New York Stock Exchange (“NYSE”) notifying that it had regained full compliance with the NYSE’s continued listing standards due to consistent positive performance with respect to the business plan previously accepted by the NYSE and the Company’s achievement of compliance with the NYSE’s minimum market capitalization requirement for two consecutive quarters.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes our consolidated operating results, financial condition and liquidity. The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report on Form 10-Q. All amounts disclosed are in thousands except store counts, countries, share and per share data and percentages. The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations gives retroactive effect to the Reverse Stock Split for all periods presented, unless otherwise noted. See Note 1 “Description of Business and Basis of Presentation” within the notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further information.

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

This discussion contains forward-looking statements involving risks, uncertainties and assumptions that could cause our results to differ materially from expectations. For a discussion of the risks facing our business see “Item 1A—Risk Factors” of this report on Form 10-Q as well as in our 2017 Annual Report on Form 10-K.

Executive Overview

Established in 2002, Vince is a global luxury apparel and accessories brand best known for creating elevated yet understated pieces for every day. The collections are inspired by the brand’s California origins and embody a feeling of warm and effortless style.  Vince designs uncomplicated yet refined pieces that approach dressing with a sense of ease.  Known for its range of luxury products, Vince offers wide array of women’s and men’s ready-to-wear, shoes, and capsule collection of handbags, and home for a global lifestyle. Vince products are sold in prestige locations worldwide. Additionally, we have recently entered into limited distribution arrangements with Nordstrom, Inc. and Neiman Marcus Group LTD in order to rationalize our department store distribution strategy which is intended to improve profitability in the Wholesale segment in the future and to enable us to focus on other areas of growth for the brand, particularly in the Direct-to-consumer segment. We plan to capture the sales from exited wholesale doors through our retail and e-commerce businesses while collaborating with the wholesale partners in various areas including merchandising and logistics to build a more profitable and focused wholesale business.

We serve our customers through a variety of channels that reinforce the Vince brand image. Our diversified channel strategy allows us to introduce our products to customers through multiple distribution points that are reported in two segments: Wholesale and Direct-to-consumer.

The following is a summary of highlights during the three months ended May 5, 2018:

•	Our net sales totaled $54,514, reflecting a 6.1% decrease compared to prior year net sales of $58,045.
•	Our Wholesale net sales decreased 19.5% to $28,495 and our Direct-to-consumer net sales increased 14.9% to $26,019. Comparable sales, including e-commerce, increased 12.3% compared to last year.
•	Selling, general, and administrative expenses were $29,900, a decrease of $3,884 or 11.5% compared to $33,784 in the prior year.
•	Net loss for the quarter was $5,637, or $0.49 per share, compared to $9,290, or $1.88 per share, in the prior year.
•	We opened two new retail stores during the quarter.
•

As of May 5, 2018, we had $50,612 of total debt principal outstanding, comprised of $31,000 outstanding under our Term Loan Facility and $19,612 outstanding on our Revolving Credit Facility, as well as $5,228 of cash and cash equivalents.

Results of Operations

The following table presents, for the periods indicated, our operating results as a percentage of net sales, as well as earnings per share data:

	Three Months Ended
	May 5, 2018		April 29, 2017
		% of Net		% of Net
	Amount	Sales	Amount	Sales
(in thousands, except per share data, store counts and percentages)
Statements of Operations:
Net sales	$54,514	100.0%	$58,045	100.0%
Cost of products sold	28,978	53.2%	32,454	55.9%
Gross profit	25,536	46.8%	25,591	44.1%
Selling, general and administrative expenses	29,900	54.8%	33,784	58.2%
Loss from operations	(4,364)	(8.0)%	(8,193)	(14.1)%
Interest expense, net	1,289	2.4%	1,044	1.8%
Other (income) expense, net	(64)	(0.1)%	1	0.0%
Loss before income taxes	(5,589)	(10.3)%	(9,238)	(15.9)%
Provision for income taxes	48	0.0%	52	0.1%
Net loss and comprehensive loss	$(5,637)	(10.3)%	$(9,290)	(16.0)%
Loss per share:
Basic loss per share	$(0.49)		$(1.88)
Diluted loss per share	$(0.49)		$(1.88)
Other Operating and Financial Data:
Total stores at end of period	57		54
Comparable sales growth (1) (2)	12.3%		(5.7)%

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

(2)

A store is included in the comparable sales calculation after it has completed 13 full fiscal months of operations. Non-comparable sales include new stores which have not completed 13 full fiscal months of operations and sales from closed stores. In the event that we relocate or remodel an existing store, we would treat that store as comparable unless the square footage changed by more than 20% in which case we would treat that store as non-comparable sales until it has completed 13 full fiscal months of operations following the square footage adjustment. For 53-week fiscal years, we adjust comparable sales to exclude the additional week. There may be variations in the way in which some of our competitors and other retailers calculate comparable sales.

Three Months Ended May 5, 2018 Compared to Three Months Ended April 29, 2017

Net sales for the three months ended May 5, 2018 were $54,514, decreasing $3,531, or 6.1%, versus $58,045 for the three months ended April 29, 2017. Net sales by reportable segment are as follows:

	Three Months Ended
	May 5,	April 29,
(in thousands)	2018	2017
Wholesale	$28,495	$35,407
Direct-to-consumer	26,019	22,638
Total net sales	$54,514	$58,045

Net sales from our Wholesale segment decreased $6,912, or 19.5%, to $28,495 in the three months ended May 5, 2018 from $35,407 in the three months ended April 29, 2017, primarily due to the planned reduction in full-price wholesale partners.

Net sales from our Direct-to-consumer segment increased $3,381, or 14.9%, to $26,019 in the three months ended May 5, 2018 from $22,638 in the three months ended April 29, 2017. Comparable sales increased $2,780, or 12.3%, including e-commerce, primarily due to an increase in transactions. Non-comparable sales contributed $601 of sales growth. Since April 29, 2017, three new stores have opened, bringing our total retail store count to 57 as of May 5, 2018, compared to 54 as of the end of the prior year period.

Gross profit decreased 0.2% to $25,536 for the three months ended May 5, 2018 versus $25,591 in the prior year first quarter. As a percentage of sales, gross margin was 46.8%, compared with 44.1% in the prior year first quarter. The total gross margin rate increase was primarily driven by the following factors:

•	The favorable impact from a decrease in the rate of sales allowances contributed approximately 250 basis points of improvement;
•	The favorable impact in channel mix contributed approximately 250 basis points of improvement; and
•	The unfavorable impact from year-over-year adjustments to inventory reserves contributed negatively by approximately 200 basis points.

Selling, general and administrative (“SG&A”) expenses for the three months ended May 5, 2018 were $29,900, decreasing $3,884, or 11.5%, versus $33,784 for the three months ended April 29, 2017. SG&A expenses as a percentage of sales were 54.8% and 58.2% for the three months ended May 5, 2018 and April 29, 2017, respectively. The change in SG&A expenses compared to the prior fiscal year period was primarily due to:

•	$2,012 of decreased product development costs;
•	$1,643 of costs incurred in the prior year associated with the remediation and optimization of the systems implemented during fiscal 2016 which were not incurred in the current year;
•	$345 of decreased depreciation and amortization expenses; and
•	$308 of decreased freight costs.

The above decreases were partially offset by:

•	$734 of increased compensation and benefits due to an increase in net incentive compensation costs.

Loss from operations by segment for the three months ended May 5, 2018 and April 29, 2017 is summarized in the following table:

	Three Months Ended
	May 5,	April 29,
(in thousands)	2018	2017
Wholesale	$6,921	$8,966
Direct-to-consumer	1,238	(1,302)
Subtotal	8,159	7,664
Unallocated corporate expenses	(12,523)	(15,857)
Total loss from operations	$(4,364)	$(8,193)

Operating income from our Wholesale segment decreased $2,045, or 22.8%, to $6,921 in the three months ended May 5, 2018 from $8,966 in the three months ended April 29, 2017 primarily driven by the decrease in net sales.

Operating income from our Direct-to-consumer segment increased $2,540, or 195.1%, to $1,238 in the three months ended May 5, 2018 from a loss of $1,302 in the three months ended April 29, 2017 primarily driven by the sales increase discussed above and lower SG&A expenses as a result of labor and other cost savings initiatives and lower depreciation expenses.

Unallocated corporate expenses are comprised of SG&A expenses attributable to corporate and administrative activities (such as marketing, design, finance, information technology, legal and human resources departments), and other charges that are not directly attributable to our reportable segments.

Interest expense increased $245, or 23.5%, to $1,289 in the three months ended May 5, 2018 from $1,044 in the three months ended April 29, 2017 primarily due to increased financing fees as a result of the amendments to the Term Loan Facility and Revolving Credit Facility.

Other (income) expense, net decreased $65 to $(64) in the three months ended May 5, 2018 from $1 in the three months ended April 29, 2017.

Provision for income taxes for the three months ended May 5, 2018 was $48 as compared to $52 for the three months ended April 29, 2017. On December 22, 2017, U.S. tax reform legislation known as the Tax Cuts and Jobs Act (“TCJA”) was signed into law. The TCJA makes substantial changes to U.S. tax law, including a reduction in the corporate tax rate from 35% to 21%, a limitation on deductibility of interest expense, a limitation on the use of net operating losses to offset future taxable income, and the allowance of immediate expensing of capital expenditures. Our effective tax rate for the three months ended May 5, 2018 and April 29, 2017 was 0.9% and 0.6%, respectively. The effective tax rate for the three months ended May 5, 2018 and April 29, 2017 differed from the U.S. statutory rate of 21% and 35%, respectively primarily due to the impact of the valuation allowance established against our deferred tax assets partly offset by state taxes.

Liquidity and Capital Resources

Our sources of liquidity are cash and cash equivalents, cash flows from operations, if any, borrowings available under the Revolving Credit Facility and our ability to access capital markets. Our primary cash needs are funding working capital requirements, meeting our debt service requirements, paying amounts due under the Tax Receivable Agreement and capital expenditures for new stores and related leasehold improvements. The most significant components of our working capital are cash and cash equivalents, accounts receivable, inventories, accounts payable and other current liabilities. We believe that the actions taken by management as described in Note 1 “Description of Business and Basis of Presentation — (D) Sources and Uses of Liquidity” will generate sufficient liquidity needs during the next twelve months from the date the financial statements are issued. See Note 1 “Description of Business and Basis of Presentation — (D) Sources and Uses of Liquidity” within the notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional details.

Operating Activities

	Three Months Ended
(in thousands)	May 5, 2018	April 29, 2017
Operating activities
Net loss	$(5,637)	$(9,290)
Add (deduct) items not affecting operating cash flows:
Depreciation and amortization	2,069	2,415
Deferred rent	(319)	(225)
Share-based compensation expense	198	219
Other	294	162
Changes in assets and liabilities:
Receivables, net	7,996	(9,956)
Inventories	(439)	6,316
Prepaid expenses and other current assets	(997)	1,973
Accounts payable and accrued expenses	(3,767)	(11,352)
Other assets and liabilities	85	18
Net cash used in operating activities	$(517)	$(19,720)

Net cash used in operating activities during the three months ended May 5, 2018 was $517, which consisted of a net loss of $5,637, impacted by non-cash items of $2,242 and cash used in working capital of $2,878. Net cash provided by working capital primarily resulted from a cash inflow of $7,996 in receivables, net primarily driven by the timing of collections, a cash outflow in accounts payable and accrued expenses of $3,767 due to the timing of payments to vendors and a cash outflow of $997 in prepaid expenses and other current assets.

Net cash used in operating activities during the three months ended April 29, 2017 was $19,720, which consisted of a net loss of $9,290, impacted by non-cash items of $2,571 and cash used in working capital of $13,001. Net cash used in working capital primarily resulted from a cash outflow in accounts payable and accrued expenses of $11,352 due to the timing of payments to vendors and a cash outflow of $9,956 in receivables, net primarily driven by the timing of collections.

Investing Activities

	Three Months Ended
(in thousands)	May 5, 2018	April 29, 2017
Investing activities
Payments for capital expenditures	$(250)	$(1,785)
Net cash used in investing activities	$(250)	$(1,785)

Net cash used in investing activities of $250 during the three months ended May 5, 2018 represents capital expenditures primarily related to the investment in our retail store build-outs, including leasehold improvements and store fixtures.

Net cash used in investing activities of $1,785 during the three months ended April 29, 2017 represents capital expenditures primarily related to the investment in our retail store build-outs, including leasehold improvements and store fixtures and our new systems.

Financing Activities

	Three Months Ended
(in thousands)	May 5, 2018	April 29, 2017
Financing activities
Proceeds from borrowings under the Revolving Credit Facility	$44,930	$121,083
Repayment of borrowings under the Revolving Credit Facility	(42,218)	(105,147)
Repayment of borrowings under the Term Loan Facility	(2,000)	—
Proceeds from stock option exercises and issuance of common stock under employee stock purchase plan	—	13
Financing fees	(90)	—
Net cash provided by financing activities	$622	$15,949

Net cash provided by financing activities was $622 during the three months ended May 5, 2018, primarily consisting of $2,712 of net proceeds from borrowings under our Revolving Credit Facility, partly offset by $2,000 of payments under the Term Loan Facility.

Net cash provided by financing activities was $15,949 during the three months ended April 29, 2017, primarily consisting of $15,936 of net proceeds from borrowings under our Revolving Credit Facility.

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

The Revolving Credit Facility also contains representations and warranties, other covenants and events of default that are customary for this type of financing, including limitations on the incurrence of additional indebtedness, liens, negative pledges, guarantees, investments, loans, asset sales, mergers, acquisitions, prepayment of other debt, the repurchase of capital stock, transactions with affiliates, and the ability to change the nature of the Company’s business or its fiscal year. The Revolving Credit Facility generally permits dividends in the absence of any event of default (including any event of default arising from the contemplated dividend), so long as (i) after giving pro forma effect to the contemplated dividend, for the following six months Excess Availability will be at least the greater of 20% of the adjusted loan cap and $10,000 and (ii) after giving pro forma effect to the contemplated dividend, the “Consolidated Fixed Charge Coverage Ratio” for the 12 months preceding such dividend shall be greater than or equal to 1.0 to 1.0 (provided that the Consolidated Fixed Charge Coverage Ratio may be less than 1.0 to 1.0 if, after giving pro forma effect to the contemplated dividend, Excess Availability for the six fiscal months following the dividend is at least the greater of 35% of the adjusted loan cap and $15,000). As of May 5, 2018, we were in compliance with applicable financial covenants. The second amendment replaced and superseded all side letters previously entered into between Vince, LLC and BofA.

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

As of May 5, 2018, $32,058 was available under the Revolving Credit Facility, net of the amended loan cap, and there were $19,612 of borrowings outstanding and $8,040 of letters of credit outstanding under the Revolving Credit Facility. The weighted average interest rate for borrowings outstanding under the Revolving Credit Facility as of May 5, 2018 was 3.7%.

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

In addition, the Term Loan Facility contains customary representations and warranties, other covenants, and events of default, including but not limited to, limitations on the incurrence of additional indebtedness, liens, negative pledges, guarantees, investments, loans, asset sales, mergers, acquisitions, prepayment of other debt, the repurchase of capital stock, transactions with affiliates, and the ability to change the nature of the Company’s business or its fiscal year, and distributions and dividends. The Term Loan Facility generally permits dividends to the extent that no default or event of default is continuing or would result from the contemplated dividend and the pro forma Consolidated Net Total Leverage Ratio after giving effect to such contemplated dividend is at least 0.25 lower than the maximum Consolidated Net Total Leverage Ratio for such quarter in an amount not to exceed the excess available amount, as defined in the loan agreement. All obligations under the Term Loan Facility are guaranteed by VHC and any future material domestic restricted subsidiaries of Vince, LLC and secured by a lien on substantially all of the assets of VHC, Vince, LLC and Vince Intermediate and any future material domestic restricted subsidiaries. As of May 5, 2018, after giving effect to the waiver described above, we were in compliance with applicable covenants.

Through May 5, 2018, on an inception to date basis, we have made voluntary repayments totaling $144,000 in the aggregate on the original $175,000 Term Loan Facility entered into on November 27, 2013 with $2,000 of such repayments made during the three months ended May 5, 2018. As of May 5, 2018, the Company had $31,000 of debt outstanding under the Term Loan Facility.

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

A summary of our critical accounting policies is included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2017 Annual Report on Form 10-K. As of May 5, 2018, there have been no material changes to the critical accounting policies contained therein except for the adoption of ASC Topic 606, “Revenue from Contracts with Customers”. See Note 9 “Recent Accounting Pronouncements” to the Condensed Consolidated Financial Statements in this Form 10-Q for additional information.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our principal market risk relates to interest rate sensitivity, which is the risk that changes in interest rates will reduce our net income or net assets. Our variable rate debt consists of borrowings under the Term Loan Facility and Revolving Credit Facility. Our current interest rate on the Term Loan Facility is based on (i) the Eurodollar rate (subject to a 1.00% floor) plus an applicable margin of 7.00% or (ii) the base rate applicable margin of 6.00%. Our interest rate on the Revolving Credit Facility is based on the LIBOR or the Base Rate (as defined in the Revolving Credit Facility) with applicable margins subject to a pricing grid based on an average daily excess availability calculation. As of May 5, 2018, a one percentage point increase in the interest rate on our variable rate debt would result in additional interest expense of approximately $506 for the $50,612 of borrowings outstanding under the Term Loan Facility and Revolving Credit Facility as of such date, calculated on an annual basis.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of May 5, 2018.

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

Material Weaknesses in Internal Control over Financial Reporting

As described in Management’s Annual Report On Internal Control Over Financial Reporting in Item 9A of our Annual Report on Form 10-K for the year ended February 3, 2018, we did not design and implement effective control over risk assessment with regard to our processes and procedures commensurate with our financial reporting requirements, which deficiency was identified as a material weakness. Specifically, we did not maintain appropriate corporate governance and oversight, change management and system implementation controls intended to address the risks associated with the implementation of our ERP and payroll systems and to timely identify and appropriately mitigate such risk prior to transitioning to the new systems.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are a party to other legal proceedings, compliance matters, environmental, as well as wage and hour and other labor claims that arise in the ordinary course of our business. Although the outcome of such items cannot be determined with certainty, we believe that the ultimate outcome of these items, individually and in the aggregate, will not have a material adverse impact on our financial position, results of operations or cash flows.

ITEM 1A. RISK FACTORS

The risk factors disclosed in the Company’s 2017 Annual Report on Form 10-K, in addition to the other information set forth in this report on Form 10-Q, could materially affect the Company’s business, financial condition or results. The Company’s risk factors have not changed materially from those disclosed in its 2017 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

 None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1

Third Amendment to the Revolving Credit Facility, dated March 28, 2018 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities Exchange Commission on March 29, 2018)

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

Signature	Title	Date

/s/ David Stefko David Stefko	Executive Vice President, Chief Financial Officer (as duly authorized officer and principal financial officer)	June 14, 2018