Form 10-Q
period 2018-08-04
VINCE HOLDING CORP.
filed 2018-09-13
CIK 1579157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 4, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Common Stock	Outstanding at August 31, 2018
Common Stock, $0.01 par value per share	11,621,012 shares

VINCE HOLDING CORP. AND SUBSIDIARIES

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, and any statements incorporated by reference herein, contains forward-looking statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements are indicated by words or phrases such as “may,” “will,” “should,” “believe,” “expect,” “seek,” “anticipate,” “intend,” “estimate,” “plan,” “target,” “project,” “forecast,” “envision” and other similar phrases. Although we believe the assumptions and expectations reflected in these forward-looking statements are reasonable, these assumptions and expectations may not prove to be correct and we may not achieve the results or benefits anticipated. These forward-looking statements are not guarantees of actual results, and our actual results may differ materially from those suggested in the forward-looking statements. These forward-looking statements involve a number of risks and uncertainties, some of which are beyond our control, including, without limitation: our ability to continue having the liquidity necessary to service our debt, meet contractual payment obligations, and fund our operations; our ability to comply with the covenants under our credit facilities; our ability to successfully operate the newly implemented systems, processes and functions recently transitioned from Kellwood Company, LLC; our ability to remediate the identified material weaknesses in our internal control over financial reporting; further impairment of our goodwill and indefinite-lived intangible assets; our ability to realize the benefits of our recently announced strategic initiatives; the execution and management of our retail store growth plans; our ability to make lease payments when due; our ability to ensure the proper operation of the distribution facility by a third-party logistics provider; our ability to remain competitive in the areas of merchandise quality, price, breadth of selection and customer service; our ability to anticipate and/or react to changes in customer demand and attract new customers, including in connection with making inventory commitments; our ability to manage excess inventory in a way that will promote the long-term health of the brand; changes in consumer confidence and spending; our ability to maintain projected profit margins; the execution and management of our international expansion, including our ability to promote our brand and merchandise outside the U.S. and find suitable partners in certain geographies; our ability to expand our product offerings into new product categories, including the ability to find suitable licensing partners; our ability to successfully implement our marketing initiatives; our ability to protect our trademarks in the U.S. and internationally; our ability to maintain the security of electronic and other confidential information; serious disruptions and catastrophic events; changes in global economies and credit and financial markets; competition; our ability to attract and retain key personnel; commodity, raw material and other cost increases; compliance with domestic and international laws, regulations and orders; changes in laws and regulations; outcomes of litigation and proceedings and the availability of insurance, indemnification and other third-party coverage of any losses suffered in connection therewith; effect of the U.S. federal income tax law reform; other tax matters; and other factors as set forth from time to time in our Securities and Exchange Commission filings, including those described in this report on Form 10-Q and our 2017 Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 25, 2018 (the “2017 Annual Report on Form 10-K”) under the heading “Item 1A—Risk Factors.” We intend these forward-looking statements to speak only as of the time of this report on Form 10-Q and do not undertake to update or revise them as more information becomes available, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data, unaudited)

	August 4,	February 3,
	2018	2018
Assets
Current assets:
Cash and cash equivalents	$5,321	$5,372
Trade receivables, net	22,999	20,760
Inventories, net	61,616	48,921
Prepaid expenses and other current assets	6,726	6,521
Total current assets	96,662	81,574
Property and equipment, net	29,271	31,608
Intangible assets, net	76,800	77,099
Goodwill	41,435	41,435
Deferred income taxes	379	379
Other assets	2,237	2,439
Total assets	$246,784	$234,534

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$30,569	$22,556
Accrued salaries and employee benefits	4,347	6,715
Other accrued expenses	8,938	7,906
Current portion of long-term debt	—	8,000
Total current liabilities	43,854	45,177
Long-term debt	63,584	40,682
Deferred rent	15,172	15,633
Other liabilities	58,273	58,273

Commitments and contingencies (Note 8)

Stockholders' equity:
Common stock at $0.01 par value (100,000,000 shares authorized, 11,621,012 and 11,616,500 shares issued and outstanding at August 4, 2018 and February 3, 2018, respectively)	116	116
Additional paid-in capital	1,113,933	1,113,342
Accumulated deficit	(1,048,083)	(1,038,624)
Accumulated other comprehensive loss	(65)	(65)
Total stockholders' equity	65,901	74,769
Total liabilities and stockholders' equity	$246,784	$234,534

See notes to unaudited condensed consolidated financial statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data, unaudited)

	Three Months Ended		Six Months Ended
	August 4,	July 29,	August 4,	July 29,
	2018	2017	2018	2017
Net sales	$63,128	$60,822	$117,642	$118,867
Cost of products sold	35,409	35,266	64,387	67,720
Gross profit	27,719	25,556	53,255	51,147
Selling, general and administrative expenses	30,143	34,416	60,043	68,200
Loss from operations	(2,424)	(8,860)	(6,788)	(17,053)
Interest expense, net	1,297	1,276	2,586	2,320
Other (income) expense, net	73	2	9	3
Loss before income taxes	(3,794)	(10,138)	(9,383)	(19,376)
Provision for income taxes	28	(4)	76	48
Net loss and comprehensive loss	$(3,822)	$(10,134)	$(9,459)	$(19,424)
Loss per share:
Basic loss per share	$(0.33)	$(2.05)	$(0.81)	$(3.93)
Diluted loss per share	$(0.33)	$(2.05)	$(0.81)	$(3.93)
Weighted average shares outstanding:
Basic	11,619,664	4,944,971	11,618,082	4,943,898
Diluted	11,619,664	4,944,971	11,618,082	4,943,898

See notes to unaudited condensed consolidated financial statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands, unaudited)

	Six Months Ended
	August 4, 2018	July 29, 2017
Operating activities
Net loss	$(9,459)	$(19,424)
Add (deduct) items not affecting operating cash flows:
Depreciation and amortization	4,100	4,891
Provision for inventories	107	—
Loss on disposal of property and equipment	259	—
Deferred rent	(661)	(480)
Share-based compensation expense	593	483
Other	490	442
Changes in assets and liabilities:
Receivables, net	(2,239)	(8,603)
Inventories	(12,802)	(3,313)
Prepaid expenses and other current assets	123	(2,166)
Accounts payable and accrued expenses	5,973	(9,376)
Other assets and liabilities	80	(231)
Net cash used in operating activities	(13,436)	(37,777)
Investing activities
Payments for capital expenditures	(1,026)	(2,716)
Net cash used in investing activities	(1,026)	(2,716)
Financing activities
Proceeds from borrowings under the Revolving Credit Facility	105,062	149,998
Repayment of borrowings under the Revolving Credit Facility	(86,562)	(126,682)
Repayment of borrowings under the Term Loan Facility	(4,000)	—
Proceeds from stock option exercises and issuance of common stock under employee stock purchase plan	—	32
Financing fees	(90)	(15)
Net cash provided by financing activities	14,410	23,333
Decrease in cash, cash equivalents, and restricted cash	(52)	(17,160)
Cash, cash equivalents, and restricted cash, beginning of period	5,445	21,036
Cash, cash equivalents, and restricted cash, end of period	$5,393	$3,876

Supplemental Disclosures of Cash Flow Information
Cash payments on Tax Receivable Agreement obligation	351	—
Cash payments for interest	2,496	1,909
Cash payments for income taxes, net of refunds	(11)	—
Supplemental Disclosures of Non-Cash Investing and Financing Activities
Capital expenditures in accounts payable and accrued liabilities	724	29

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

The condensed consolidated financial statements include the Company’s accounts and the accounts of the Company’s wholly-owned subsidiaries as of August 4, 2018. All intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) and disclosures necessary for a fair statement. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or the fiscal year as a whole.

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

(D) Sources and Uses of Liquidity: The Company’s sources of liquidity are cash and cash equivalents, cash flows from operations, if any, borrowings available under the New Revolving Credit Facility (as defined below) and the Company’s ability to access capital markets. The Company’s primary cash needs are funding working capital requirements, meeting debt service requirements, paying amounts due under the Tax Receivable Agreement (as defined below) and capital expenditures for new stores and related leasehold improvements.

On August 21, 2018, the Company refinanced its existing Term Loan Facility (as defined below) and Revolving Credit Facility (as defined below) by entering into a new senior secured term loan facility and a new senior secured revolving credit facility. All outstanding amounts under the existing facilities were repaid in full and those existing credit facilities were terminated. See Note 4 “Long-Term Debt and Financing Arrangements” and Note 12 “Subsequent Events” for additional information. The Company believes it will generate sufficient liquidity to fund its working capital and capital expenditure needs, meet its Tax Receivable Agreement obligations, and satisfy its debt maturities and covenants under the New Term Loan Facility (as defined below) and New Revolving Credit Facility for the next twelve months. While we believe based upon our actions to date that we will have sufficient liquidity for the next twelve months, there can be no assurances in the future that we will be able to generate sufficient cash flow from operations to meet our liquidity needs. The Company’s ability to continue to meet its obligations is dependent on its ability to generate positive cash flow from a combination of initiatives and failure to successfully implement these initiatives could have a material adverse effect on the Company’s liquidity and operations in which case the Company would need to implement alternative plans, such as attempting to obtain other financing, in an effort to satisfy our liquidity needs.

Note 2. Goodwill and Intangible Assets

Net goodwill balances and changes therein by segment were as follows:

(in thousands)	Wholesale	Direct-to-consumer	Total Net Goodwill
Balance as of August 4, 2018	$41,435	$—	$41,435
Balance as of February 3, 2018	$41,435	$—	$41,435

The total carrying amount of goodwill for all periods presented was net of accumulated impairments of $69,253.

The following tables present a summary of identifiable intangible assets:

(in thousands)	Gross Amount	Accumulated Amortization	Accumulated Impairments	Net Book Value
Balance as of August 4, 2018
Amortizable intangible assets:
Customer relationships	$11,970	$(6,270)	$—	$5,700
Indefinite-lived intangible asset:
Tradename	101,850	—	(30,750)	71,100
Total intangible assets	$113,820	$(6,270)	$(30,750)	$76,800

(in thousands)	Gross Amount	Accumulated Amortization	Accumulated Impairments	Net Book Value
Balance as of February 3, 2018
Amortizable intangible assets:
Customer relationships	$11,970	$(5,971)	$—	$5,999
Indefinite-lived intangible asset:
Tradename	101,850	—	(30,750)	71,100
Total intangible assets	$113,820	$(5,971)	$(30,750)	$77,099

Amortization of identifiable intangible assets was $149 and $150 for the three months ended August 4, 2018 and July 29, 2017, respectively and $299 and $300 for the six months ended August 4, 2018 and July 29, 2017. The estimated amortization expense for identifiable intangible assets is $599 for each fiscal year for the next five fiscal years.

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

The Company did not have any non-financial assets or non-financial liabilities recognized at fair value on a recurring basis at August 4, 2018 or February 3, 2018. At August 4, 2018 and February 3, 2018, the Company believes that the carrying value of cash and cash equivalents, receivables and accounts payable approximates fair value, due to the short-term maturity of these instruments. The Company’s debt obligations with a carrying value of $64,400 as of August 4, 2018 are at variable interest rates and management estimates that the fair value of the Company’s outstanding debt obligations was approximately $59,000 based upon quoted prices in markets that are not active, which is considered a Level 2 input.

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

Note 4. Long-Term Debt and Financing Arrangements

Long-term debt consisted of the following:

	August 4,	February 3,
(in thousands)	2018	2018
Term Loan Facility	$29,000	$33,000
Revolving Credit Facility	35,400	16,900
Total debt principal	64,400	49,900
Less: current portion of long-term debt	—	8,000
Less: deferred financing costs	816	1,218
Total long-term debt	$63,584	$40,682

On August 21, 2018, the Company refinanced its existing Term Loan Facility (as defined below) and Revolving Credit Facility (as defined below) by entering into a new $27,500 senior secured term loan facility and a new $80,000 senior secured revolving credit facility. All outstanding amounts under the existing facilities were repaid in full and those existing credit facilities were terminated. As the existing debt was refinanced subsequent to the balance sheet date but prior to the issuance of this report on Form 10-Q, the Company moved the current portion of the existing long-term debt to long-term debt. See Note 12 “Subsequent Events” for additional information on the New Term Loan Facility and the New Revolving Credit Facility.

Term Loan Facility

On November 27, 2013, Vince, LLC and Vince Intermediate Holding, LLC, a direct subsidiary of VHC and the direct parent company of Vince, LLC (“Vince Intermediate”), entered into a $175,000 senior secured term loan facility (as amended from time to time, the “Term Loan Facility”) with the lenders party thereto, Bank of America, N.A. (“BofA”), as administrative agent, JP Morgan Chase Bank and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers, and Cantor Fitzgerald as documentation agent. The Term Loan Facility would have matured on November 27, 2019. Vince, LLC and Vince Intermediate were borrowers (together, the “Borrowers”) and VHC was a guarantor under the Term Loan Facility.

On June 30, 2017, the Borrowers entered into a Waiver, Consent and First Amendment (the “Term Loan Amendment”) which, among other things, (i) waived the Consolidated Net Total Leverage Ratio (as defined in the Term Loan Facility) covenant (as described below) for the test periods from July 2017 through and including April 2019; (ii) required the Borrowers, beginning with the payment due on or around January 2018, to pay a quarterly amortization payment of $3,000 for such fiscal quarter and $2,000 for each fiscal quarter thereafter, provided that there were not less than $15,000 of “availability” under the Revolving Credit Facility on a pro forma basis immediately before and after giving effect to such amortization payment; (iii) prohibited the Company from making any payments on the Tax Receivable Agreement (see Note 11 “Related Party Transactions” for further information) before the first amortization payment referenced above was made or if the Borrowers were not current on any of the foregoing amortization payments; (iv) increased the applicable margin by 2.0% per annum on all term loan borrowings; (v) required the Borrowers to pay a fee to consenting term lenders equal to 0.5% of the outstanding principal amount of such lender’s term loans as of the effective date of the Term Loan Amendment; (vi) eliminated the Borrower’s ability to designate subsidiaries as unrestricted and to make certain payments, restricted payments and investments with certain funds considered “available excess amount” (as defined in the Term Loan Facility); (vii) eliminated the uncommitted incremental facility; and (viii) limited certain intercompany transactions between a loan party and a non-loan party subsidiary. If the Company was unable to make the full amortization payment specified in (ii) above on any of the scheduled amortization payment dates, the Company was able to defer such payment for up to two fiscal quarters after such payment was due. Any subsequent payments made would have been first applied to any previously outstanding amounts. If the Company was unable to make the amortization payment after the permitted two fiscal quarter deferrals, it may have obtained a note from a third-party to repay such amount.  The note must have met certain terms and conditions as set forth in the Term Loan Amendment. The Term Loan Amendment became effective on September 8, 2017 when the Company received $30,000 of gross proceeds in connection with the 2017 Rights Offering and related 2017 Investment Agreement (see Note 11 “Related Party Transactions” for further details) and used a portion of such proceeds to repay $9,000 in principal amount under the Term Loan Facility.

Effective with the Term Loan Amendment, interest was payable on loans under the Term Loan Facility at a rate of either (i) the Eurodollar rate (subject to a 1.00% floor) plus an applicable margin of 7.00% or (ii) the base rate applicable margin of 6.00%. During the continuance of a payment or bankruptcy event of default, interest would have accrued (i) on the overdue principal amount of any loan at a rate of 2% in excess of the rate otherwise applicable to such loan and (ii) on any overdue interest or any other outstanding overdue amount at a rate of 2% in excess of the non-default interest rate then applicable to base rate loans. The Term Loan Facility required Vince, LLC and Vince Intermediate to make mandatory prepayments upon the occurrence of certain events, including additional debt issuances, common and preferred stock issuances, certain asset sales, and annual payments of 50% of excess cash flow, subject to reductions to 25% and 0% if Vince, LLC and Vince Intermediate maintained a Consolidated Net Total Leverage Ratio of 2.50 to 1.00 and 2.00 to 1.00, respectively, and subject to reductions for voluntary prepayments made during such fiscal year.

The Term Loan Facility contained a requirement that Vince, LLC and Vince Intermediate maintain a “Consolidated Net Total Leverage Ratio” as of the last day of any period of four fiscal quarters not to exceed 3.25 to 1.00. The Term Loan Facility permitted Vince Holding Corp. to make a Specified Equity Contribution, as defined under the Agreement, to the Borrowers in order to increase, dollar for dollar, Consolidated EBITDA for such fiscal quarter for the purposes of determining compliance with this covenant at the end of such fiscal quarter and applicable subsequent periods provided that (a) in each four fiscal quarter period there were at least two fiscal quarters in which no Specified Equity Contribution was made; (b) no more than five Specified Equity Contributions were made in the aggregate during the term of the Agreement; and (c) the amount of any Specified Equity Contribution was no greater than the amount required to cause the Company to be in compliance with this covenant. During April 2017, the Company utilized $6,241 of the funds held by Vince Holding Corp. to make a Specified Equity Contribution in connection with the calculation of the Consolidated Net Total Leverage Ratio as of January 28, 2017. In addition, during May and June 2017, the Company utilized $11,831 of the funds held by Vince Holding Corp. to make Specified Equity Contributions in connection with the calculation of the Consolidated Net Total Leverage Ratio as of April 29, 2017. As discussed above, the Term Loan Amendment waived the Consolidated Net Total Leverage Ratio covenant for the test periods from July 2017 through and including April 2019.

In addition, the Term Loan Facility contained customary representations and warranties, other covenants, and events of default, including but not limited to, limitations on the incurrence of additional indebtedness, liens, negative pledges, guarantees, investments, loans, asset sales, mergers, acquisitions, prepayment of other debt, the repurchase of capital stock, transactions with affiliates, and the ability to change the nature of the Company’s business or its fiscal year, and distributions and dividends. The Term Loan Facility generally permitted dividends to the extent that no default or event of default was continuing or would have resulted from the contemplated dividend and the pro forma Consolidated Net Total Leverage Ratio after giving effect to such contemplated dividend was at least 0.25 lower than the maximum Consolidated Net Total Leverage Ratio for such quarter in an amount not to exceed the excess available amount, as defined in the loan agreement. All obligations under the Term Loan Facility were guaranteed by VHC and any future material domestic restricted subsidiaries of Vince, LLC and secured by a lien on substantially all of the assets of VHC, Vince, LLC and Vince Intermediate and any material domestic restricted subsidiaries. As of August 4, 2018, after giving effect to the waiver described above, the Company was in compliance with applicable covenants.

Through August 4, 2018, on an inception to date basis, the Company had made repayments totaling $146,000 in the aggregate on the original $175,000 Term Loan Facility entered into on November 27, 2013 with $4,000 of such repayments made during the six months ended August 4, 2018. As of August 4, 2018, the Company had $29,000 of debt outstanding under the Term Loan Facility.

Revolving Credit Facility

On November 27, 2013, Vince, LLC entered into a $50,000 senior secured revolving credit facility (as amended from time to time, the “Revolving Credit Facility”) with BofA as administrative agent. Vince, LLC was the borrower and VHC and Vince Intermediate were the guarantors under the Revolving Credit Facility. On June 3, 2015, Vince, LLC entered into a first amendment to the Revolving Credit Facility, that among other things, increased the aggregate commitments under the facility from $50,000 to $80,000, subject to a loan cap which was the lesser of (i) the Borrowing Base, as defined in the loan agreement, (ii) the aggregate commitments, or (iii) $70,000 until debt obligations under the Company’s Term Loan Facility have been paid in full, and extended the maturity date from November 27, 2018 to June 3, 2020.

On June 22, 2017, Vince, LLC entered into a second amendment to the Revolving Credit Facility, which among other things, increased availability under the borrowing base by (i) including in the borrowing base up to $5,000 of cash at Vince Holding Corp. so long as such cash was in a deposit account subject to “control” by the agent, (ii) temporarily increased the concentration limit for accounts due from a specified wholesale partner through July 31, 2017 and (iii) pursuant to a side letter, dated June 22, 2017, entered into between Vince LLC and BofA (the “LC Side Letter”), included in the borrowing base certain letters of credit (the “Specified LCs” as described under “Bank of Montreal Facility” below), issued for the benefit of BofA as credit support for the obligations outstanding under the Revolving Credit Facility. The LC Side Letter terminated when the Specified LCs were released, as described below. In addition, the second amendment changed the financial maintenance covenant in the Revolving Credit Facility from a springing minimum EBITDA covenant to a minimum excess availability covenant that must have been satisfied at all times. The new financial maintenance covenant required the loan parties to have excess availability of not less than the greater of 12.5% of the adjusted loan cap then in effect and $5,000. The second amendment also (x) increased the applicable margin on all borrowings of revolving loans by 0.5% per annum and (y) temporarily lowered the thresholds for what constituted a trigger event through August 15, 2017, such that a trigger event meant the greater of 12.5% of the adjusted loan cap then in effect and $5,000. Following August 15, 2017, the trigger event meant the greater of 15% of the adjusted loan cap then in effect and $6,000. The second amendment also changed the maturity date to the earlier of (a) June 3, 2020 (or a later date as applicable if the lender participates in any extension series) and (b) 120 days prior to the then scheduled maturity date of the Term Loan Facility to the extent that there were outstanding obligations under the Term Loan Facility on such date.

The Revolving Credit Facility also provided for a letter of credit sublimit of $25,000 (plus any increase in aggregate commitments) and an accordion option that allowed for an increase in aggregate commitments up to $20,000. Effective with the second amendment, interest was payable on the loans under the Revolving Credit Facility at either the LIBOR or the Base Rate, in each case, plus an applicable margin of 1.75% to 2.25% for LIBOR loans or 0.75% to 1.75% for Base Rate loans, and in each case was subject to a pricing grid based on an average daily excess availability calculation. The “Base Rate” meant, for any day, a fluctuating rate per annum equal to the highest of (i) the rate of interest in effect for such day as publicly announced from time to time by BofA as its prime rate; (ii) the Federal Funds Rate for such day, plus 0.50%; and (iii) the LIBOR Rate for a one month interest period as determined on such day, plus 1.0%. During the continuance of an event of default and at the election of the required lender, interest would have accrued at a rate of 2% in excess of the applicable non-default rate.

The Revolving Credit Facility also contained representations and warranties, other covenants and events of default that were customary for this type of financing, including limitations on the incurrence of additional indebtedness, liens, negative pledges, guarantees, investments, loans, asset sales, mergers, acquisitions, prepayment of other debt, the repurchase of capital stock, transactions with affiliates, and the ability to change the nature of the Company’s business or its fiscal year. The Revolving Credit Facility generally permitted dividends in the absence of any event of default (including any event of default that would have arose from the contemplated dividend), so long as (i) after giving pro forma effect to the contemplated dividend, for the following six months Excess Availability would have been at least the greater of 20% of the adjusted loan cap and $10,000 and (ii) after giving pro forma effect to the contemplated dividend, the “Consolidated Fixed Charge Coverage Ratio” for the 12 months preceding such dividend would have been greater than or equal to 1.0 to 1.0 (provided that the Consolidated Fixed Charge Coverage Ratio was less than 1.0 to 1.0 if, after giving pro forma effect to the contemplated dividend, Excess Availability for the six fiscal months following the dividend was at least the greater of 35% of the adjusted loan cap and $15,000).  As of August 4, 2018, the Company was in compliance with applicable financial covenants. The second amendment replaced and superseded all side letters previously entered into between Vince, LLC and BofA.

On March 28, 2018, Vince, LLC entered into a third amendment to the Revolving Credit Facility. In support of the Company’s previously announced wholesale distribution strategy, the third amendment modified the definition of “Eligible Trade Receivables” such that the applicable Concentration Limit for Accounts due from: (i) Nordstrom is 70% so long as Nordstrom’s credit rating is investment grade BBB- or higher by Standard & Poor’s Financial Services, LLC or Baa3 or higher by Moody’s Analytics, Inc and 50% at all other times; (ii) Neiman Marcus is 30%; and (iii) all other individual account debtors were 20%.

As of August 4, 2018, $23,723 was available under the Revolving Credit Facility, net of the amended loan cap, and there were $35,400 of borrowings outstanding and $7,230 of letters of credit outstanding under the Revolving Credit Facility. The weighted average interest rate for borrowings outstanding under the Revolving Credit Facility as of August 4, 2018 was 4.1%.

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

Note 5. Inventory

Inventories consisted of finished goods. As of August 4, 2018 and February 3, 2018, finished goods, net of reserves were $61,616 and $48,921, respectively.

Note 6. Share-Based Compensation

Employee Stock Plans

Vince 2013 Incentive Plan

In connection with the IPO, the Company adopted the Vince 2013 Incentive Plan, which provides for grants of stock options, stock appreciation rights, restricted stock and other stock-based awards. In May 2018, the Company filed Registration Statement on Form S-8 to register an additional 660,000 shares of common stock available for issuance under the Vince 2013 Incentive Plan. The aggregate number of shares of common stock which may be issued or used for reference purposes under the Vince 2013 Incentive Plan or with respect to which awards may be granted may not exceed 1,000,000 shares, as adjusted to reflect the Reverse Stock Split. The shares available for issuance under the Vince 2013 Incentive Plan may be, in whole or in part, either authorized and unissued shares of the Company’s common stock or shares of common stock held in or acquired for the Company’s treasury. In general, if awards under the Vince 2013 Incentive Plan are cancelled for any reason, or expire or terminate unexercised, the shares covered by such award may again be available for the grant of awards under the Vince 2013 Incentive Plan. As of August 4, 2018, there were 474,404 shares under the Vince 2013 Incentive Plan available for future grants. Options granted pursuant to the Vince 2013 Incentive Plan typically vest in equal installments over four years, subject to the employees’ continued employment and expire on the earlier of the tenth anniversary of the grant date or upon termination as outlined in the Vince 2013 Incentive Plan. Restricted stock units (“RSUs”) granted vest in equal installments over a three-year period or vest in equal installments over four years, subject to the employees’ continued employment, except for RSUs issued under the exchange offer described below.

The consultancy agreements with the non-employee consultants ended in February 2017 and as a result, 17,659 shares were forfeited. In May 2017, the remaining 29,432 previously vested shares expired.

On April 26, 2018, the Company commenced a tender offer to exchange certain options to purchase shares of its common stock, whether vested or unvested, from eligible employees and executive officers for replacement restricted stock units (“Replacement RSUs”) granted under the Vince 2013 Incentive Plan (the “Option Exchange”). Employees and executive officers of the Company on the date of offer commencement and those who remained an employee or executive officer of the Company through the expiration date of the offer and held at least one option as of the commencement of the offer that was granted under the Vince 2013 Incentive Plan were eligible to participate.  The exchange ratio of this offer was a 1-to-1.7857 basis (one stock option exchanged for every 1.7857 Replacement RSUs). This tender offer expired on 11:59 p.m. Eastern Time on May 24, 2018 (the “Offer Expiration Date”). The Replacement RSUs were granted on the business day immediately following the Offer Expiration Date.  As a result of the Option Exchange, 149,819 stock options were cancelled and 267,538 Replacement RSUs were granted with a grant date fair value of $9.15 per unit. All Replacement RSUs vest pursuant to the following schedule: 10% on April 19, 2019; 20% on April 17, 2020; 25% on April 16, 2021; and 45% on April 15, 2022, subject to the holder’s remaining continuously employed with the Company through each such applicable vesting date. Replacement RSUs have the new vesting schedule regardless of whether the surrendered eligible options were partially vested at the time it was exchanged. The purpose of this exchange was to foster retention, motivate our key contributors, and better align the interests of our employees and stockholders to maximize stockholder value.

Employee Stock Purchase Plan

The Company maintains an employee stock purchase plan (“ESPP”) for its employees. Under the ESPP, all eligible employees may contribute up to 10% of their base compensation, up to a maximum contribution of $10 per year. The purchase price of the stock is 90% of the fair market value, with purchases executed on a quarterly basis. The plan is defined as compensatory, and accordingly, a charge for compensation expense is recorded to selling, general and administrative expense for the difference between the fair market value and the discounted purchase price of the Company’s Stock. During the six months ended August 4, 2018, no shares of common stock were issued under the ESPP. During the six months ended July 29, 2017, 2,660 shares of common stock were issued under the ESPP, as adjusted to reflect the Reverse Stock Split. As of August 4, 2018, there were 94,979 shares available for future issuance under the ESPP, as adjusted to reflect the Reverse Stock Split.

Stock Options

A summary of stock option activity for both employees and non-employees for the six months ended August 4, 2018 is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at February 3, 2018	170,757	$42.23	8.1	$32
Granted	—	$—
Exercised	—	$—
Forfeited or expired[1]	(170,553)	$42.23
Outstanding at August 4, 2018	204	$31.71	7.2	$—

Vested and exercisable at August 4, 2018	102	$38.96	7.2	$—

1 Includes 149,819 options that were exchanged as part of the Option Exchange.

Of the above outstanding shares, 102 are expected to vest.

Restricted Stock Units

A summary of restricted stock unit activity for the six months ended August 4, 2018 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Nonvested restricted stock units at February 3, 2018	13,236	$29.19
Granted[2]	543,851	$8.97
Vested	(4,784)	$34.16
Forfeited	(36,867)	$9.60
Nonvested restricted stock units at August 4, 2018	515,436	$9.21

2 Includes 267,538 units that were granted as part of the Option Exchange.

Share-Based Compensation Expense

The Company recognized share-based compensation expense of $395 and $264, including expense of $35 and $78 respectively, related to non-employees, during the three months ended August 4, 2018 and July 29, 2017, respectively. The Company recognized share-based compensation expense of $593 and $483, including expense of $71 and $413 respectively, related to non-employees, during the six months ended August 4, 2018 and July 29, 2017, respectively.

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

The following is a reconciliation of weighted average basic shares to weighted average diluted shares outstanding:

	Three Months Ended		Six Months Ended
	August 4,	July 29,	August 4,	July 29,
	2018	2017	2018	2017
Weighted-average shares—basic	11,619,664	4,944,971	11,618,082	4,943,898
Effect of dilutive equity securities	—	—	—	—
Weighted-average shares—diluted	11,619,664	4,944,971	11,618,082	4,943,898

Because the Company incurred a net loss for the three and six months ended August 4, 2018 and July 29, 2017, weighted-average basic shares and weighted-average diluted shares outstanding are equal for these periods.

For the three months ended August 4, 2018 and July 29, 2017, 36,043 and 187,254 options to purchase shares of the Company’s common stock, respectively, were excluded from the computation of weighted average shares for diluted earnings per share since the related exercise prices exceeded the average market price of the Company’s common stock and such inclusion would be anti-dilutive.

For the six months ended August 4, 2018 and July 29, 2017, 90,361 and 198,648 options to purchase shares of the Company’s common stock, respectively, were excluded from the computation of weighted average shares for diluted earnings per share since the related exercise prices exceeded the average market price of the Company’s common stock and such inclusion would be anti-dilutive.

Note 8. Commitments and Contingencies

Litigation

On September 7, 2018, a complaint was filed in the United States District Court for the Eastern District of New York by certain stockholders, naming the Company as well as Brendan Hoffman, the Company’s Chief Executive Officer, David Stefko, the Company’s Executive Vice President, Chief Financial Officer, one of the Company’s directors, certain of the Company’s former officers and directors, and Sun Capital Partners, Inc. and certain of its affiliates, as defendants. See Note 12 “Subsequent Events” for additional information.

Additionally, the Company is a party to other legal proceedings, compliance matters, environmental, as well as wage and hour and other labor claims that arise in the ordinary course of business. Although the outcome of such items cannot be determined with certainty, management believes that the ultimate outcome of these items, individually and in the aggregate, will not have a material adverse impact on the Company’s financial position, results of operations or cash flows.

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

	August 4,	February 3,
(in thousands)	2018	2018
Cash and cash equivalents	$5,321	$5,372
Restricted cash	72	73
Total Cash, cash equivalents, and restricted cash	$5,393	$5,445

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

Revenue associated with gift cards is recognized upon redemption and unredeemed balances are considered contract liability and recorded within other accrued expenses, which are subject to escheatment within the jurisdictions in which it operates. As of August 4, 2018 and February 3, 2018, contract liability was $1,255 and $1,229, respectively.  For the three and six months ended August 4, 2018, the Company recognized $68 and $200 of revenue respectively that was previously included in contract liability as of February 3, 2018.

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

The following table summarize the impacts of adopting Topic 606 on the Company’s condensed consolidated balance sheet as of August 4, 2018.

	Impact of changes in accounting standard
	As		Balances without
(in thousands)	reported	Adjustments	adoption of Topic 606
Assets
Trade receivables, net	22,999	(1,016)	21,983
Prepaid expenses and other current assets	6,726	(1,031)	5,695

Liabilities
Other accrued expenses	8,938	(2,047)	6,891

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02: “Leases (Topic 842)”, a new lease accounting standard. The guidance requires lessees to recognize right-of-use lease assets and lease liabilities on the balance sheet for those leases currently classified as operating leases. In July 2018, the FASB issued ASU 2018-11: “Leases (Topic 842): Targeted improvements” which provides companies with an additional transition method to apply the new guidance at the adoption date instead of the earliest period presented in the financial statements. The guidance is effective for interim and annual periods beginning after December 15, 2018. The Company plans to adopt the new guidance for its interim and annual reporting periods beginning February 3, 2019. The Company is currently evaluating the impact of adopting this guidance on the consolidated financial statements.

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

Summary information for the Company’s reportable segments is presented below.

	Three Months Ended		Six Months Ended
	August 4,	July 29,	August 4,	July 29,
(in thousands)	2018	2017	2018	2017
Net Sales:
Wholesale	$37,844	$39,250	$66,339	$74,657
Direct-to-consumer	25,284	21,572	51,303	44,210
Total net sales	$63,128	$60,822	$117,642	$118,867
Income (loss) before income taxes:
Wholesale	$9,388	$10,462	$16,309	$19,428
Direct-to-consumer	414	(1,782)	1,652	(3,084)
Subtotal	9,802	8,680	17,961	16,344
Unallocated corporate expenses	(12,226)	(17,540)	(24,749)	(33,397)
Interest expense, net	1,297	1,276	2,586	2,320
Other expense, net	73	2	9	3
Total income (loss) before income taxes	$(3,794)	$(10,138)	$(9,383)	$(19,376)

	August 4,	February 3,
(in thousands)	2018	2018
Total Assets:
Wholesale	$75,280	$58,733
Direct-to-consumer	38,764	40,751
Unallocated corporate	132,740	135,050
Total assets	$246,784	$234,534

Note 11. Related Party Transactions

Sourcing Arrangement

On July 13, 2017, Vince, LLC (“Vince”), an indirect wholly-owned subsidiary of the Company, entered into an agreement (the “Sourcing Arrangement”) with Rebecca Taylor, Inc. (“RT”) relating to the purchase and resale of certain Vince branded finished goods (“Vince Goods”), whereby RT agreed to purchase Vince Goods from approved suppliers pursuant to purchase orders issued to such suppliers (each, a “RT Purchase Order”) at a price specified therein (a “RT Price”) and Vince agreed to purchase such Vince Goods from RT pursuant to purchase orders issued to RT (each, a “Vince Purchase Order”) at a price specified therein (a “Vince Price”). The Vince Price was at all times equal to 103.5% of the RT price.

Upon receipt of the Vince Purchase Order, RT issued the RT Purchase Order and a letter of credit was issued to the applicable supplier in the amount equal to the RT Price, which was subject to availability under RT’s credit facility.  When the Vince Goods were ready to be delivered, RT invoiced Vince in the amount equal to the Vince Price, which invoice was payable by Vince within two business days of receipt of the invoice, which payment term could have been extended by RT. In the event Vince failed to make timely payment for any Vince Goods, RT had the right to liquidate such goods in a manner and at a price it deemed appropriate in its sole discretion.

The Sourcing Arrangement contained customary indemnification and representations and warranties. The Sourcing Arrangement could have been terminated by either party upon 60 days’ prior written notice to the other party.

RT is owned by affiliates of Sun Capital Partners, Inc., whose affiliates owned approximately 73% of the outstanding common stock of the Company as of August 4, 2018. During the three and six months ended August 4, 2018, the Company has paid $0 and $29 respectively for orders placed under the Sourcing Arrangement. During the three and six months ended July 29, 2017, the Company had not yet paid for orders placed under the Sourcing Arrangement. No new orders have been placed under the Sourcing Arrangement since September 2017. On May 30, 2018, the Company terminated the Sourcing Arrangement with RT effective as of February 3, 2018. There were no early termination penalties incurred by the Company as a result of the termination.

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

As of August 4, 2018, the Company’s total obligation under the Tax Receivable Agreement is estimated to be $58,273, which is included as a component of Other liabilities on the condensed consolidated balance sheet. The tax benefit payment of $351, including accrued interest, with respect to the 2016 taxable year was paid in the first quarter of fiscal 2018. The Tax Receivable Agreement expires on December 31, 2023. The obligation was originally recorded in connection with the IPO as an adjustment to additional paid-in capital on the Company’ consolidate balance sheet.

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

As of August 4, 2018, affiliates of Sun Capital Partners, Inc., including the Sun Cardinal Investors, collectively beneficially owned approximately 73% of the Company’s outstanding common stock.

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

During the three months ended August 4, 2018 and July 29, 2017, the Company incurred expenses of $10 and $12, respectively, under the Sun Capital Consulting Agreement. During the six months ended August 4, 2018 and July 29, 2017, the Company incurred expenses of $22 and $18, respectively, under this agreement.

Note 12. Subsequent Events

On August 21, 2018, Vince, LLC entered into a new $27,500 senior secured term loan facility (the “New Term Loan Facility”) with Crystal Financial, LLC as administrative agent, collateral agent, and lender. On the same day, Vince, LLC also entered into a new $80,000 senior secured revolving credit facility (the “New Revolving Credit Facility”) with Citizens Bank, N.A. (“Citizens”) as administrative agent, collateral agent, and lender. Vince, LLC is a borrower and VHC and Vince Intermediate are guarantors under the New Term Loan Facility and the New Revolving Credit Facility. Using the proceeds from the new borrowings above and the Company’s existing working capital, all outstanding amounts under the Term Loan Facility of $29,146 including interest, and the Revolving Credit Facility of $40,689 including interest, were repaid in full and those credit facilities were terminated. The Company paid $2,229 of total fees and expenses associated with the New Term Loan Facility and the New Revolving Credit Facility.

New Term Loan Facility

The New Term Loan Facility is subject to quarterly amortization of principal equal to 2.5% of the original aggregate principal amount of the New Term Loan Facility, with the balance payable at final maturity. Interest is payable on loans under the New Term Loan Facility at a rate equal to the 90-day LIBOR rate (subject to a 0% floor) plus applicable margins subject to a pricing grid based on a minimum Consolidated EBITDA (as defined in the credit agreement for the New Term Loan Facility) calculation. During the continuance of certain specified events of default, interest will accrue on the outstanding amount of any loan at a rate of 2.0% in excess of the rate otherwise applicable to such amount. The New Term Loan Facility matures on the earlier of August 21, 2023 and maturity date of the New Revolving Credit Facility.

The New Term Loan Facility contains a requirement that Vince, LLC will maintain a Consolidated Fixed Charge Coverage Ratio (as defined in the credit agreement for the New Term Loan Facility) as of the last day of any period of four fiscal quarters not to exceed 0.85:1.00 for the fiscal quarter ending November 3, 2018, 1.00:1.00 for the fiscal quarters ending February 2, 2019, 1.20:1.00 for the fiscal quarter ending May 4, 2019, 1.35:1.00 for the fiscal quarter ending August 3, 2019, 1.50:1.00 for the fiscal quarters ending November 2, 2019 and February 1, 2020 and 1.75:1.00 for the fiscal quarter ending May 2, 2020 and each fiscal quarter thereafter. In addition, the New Term Loan Facility contains customary representations and warranties, other covenants, and events of default, including but not limited to, limitations on the incurrence of additional indebtedness, liens, burdensome agreements, guarantees, investments, loans, asset sales, mergers, acquisitions, prepayment of other debt, the repurchase of capital stock, transactions with affiliates, and the ability to change the nature of the Company’s business or its fiscal year, and distributions and dividends. The New Term Loan Facility generally permits dividends to the extent that no default or event of default is continuing or would result from a contemplated dividend, so long as (i) after giving pro forma effect to the contemplated dividend and for the following six months Excess Availability will be at least the greater of 20.0% of the Loan Cap (as defined in the credit agreement for the New Term Loan Facility) and $10,000, (ii) after giving pro forma effect to the contemplated dividend, the Consolidated Fixed Charge Coverage Ratio for the 12 months preceding such dividend will be greater than or equal to 1.0 to 1.0 (provided that the Consolidated Fixed Charge Coverage Ratio may be less than 1.0 to 1.0 if, after giving pro forma effect to the contemplated dividend, Excess Availability for the six fiscal months following the dividend is at least the greater of 25.0% of the Loan Cap and $12,500), and (iii) the pro forma Fixed Charge Coverage Ratio after giving effect to such contemplated dividend is no less than the minimum Consolidated Fixed Charge Coverage Ratio for such quarter.  In addition, the New Term Loan Facility is subject to a Borrowing Base (as defined in the credit agreement of the New Term Loan Facility) which can, under certain conditions result in the imposition of a reserve under the New Revolving Credit Facility.

The New Term Loan Facility also contains an Excess Cash Flow (as defined in the credit agreement for the New Term Loan Facility) sweep requirement in which Vince, LLC remits 50% of Excess Cash Flow reduced on a dollar-for-dollar basis by any voluntary prepayments of the New Term Loan Facility or the New Revolving Credit Facility (to the extent accompanied by a permanent reduction in commitments) during such fiscal year or after the fiscal year but prior to the date of the excess cash flow payment, to be applied to the outstanding principal balance commencing 10 business days after the filing of the Company’s Form 10-K starting from fiscal year ending February 1, 2020.

New Revolving Credit Facility

The New Revolving Credit Facility provides for a revolving line of credit of up to $80,000, subject to a Loan Cap, which is the lesser of (i) the Borrowing Base as defined in the credit agreement for the New Revolving Credit Facility and (ii) the aggregate commitments, as well as a letter of credit sublimit of $25,000. It also provides for an increase in aggregate commitments of up to $20,000. The New Revolving Credit Facility matures on the earlier of August 21, 2023 and the maturity date of the New Term Loan Facility. On August 21, 2018, Vince, LLC incurred $39,555 of borrowings, prior to which $66,271 was available, given the Loan Cap as of such date.

Interest is payable on the loans under the New Revolving Credit Facility at either the LIBOR or the Base Rate, in each case, with applicable margins subject to a pricing grid based on an average daily excess availability calculation. The “Base Rate” means, for any day, a fluctuating rate per annum equal to the highest of (i) the rate of interest in effect for such day as publicly announced from time to time by Citizens as its prime rate; (ii) the Federal Funds Rate for such day, plus 0.5%; and (iii) the LIBOR Rate for a one month interest period as determined on such day, plus 1.00%. During the continuance of a certain specified events of default, at the election of Citizens, interest will accrue at a rate of 2.0% in excess of the applicable non-default rate.

The New Revolving Credit Facility contains a requirement that, at any point when Excess Availability (as defined in the credit agreement for the New Revolving Credit Facility) is less than 10.0% of the loan cap and continuing until Excess Availability exceeds the greater of such amounts for 30 consecutive days, Vince must maintain during that time a Consolidated Fixed Charge Coverage Ratio (as defined in the credit agreement for the New Revolving Credit Facility) equal to or greater than 1.0 to 1.0 measured as of the last day of each fiscal month during such period.

The New Revolving Credit Facility contains representations and warranties, other covenants and events of default that are customary for this type of financing, including limitations on the incurrence of additional indebtedness, liens, burdensome agreements, guarantees, investments, loans, asset sales, mergers, acquisitions, prepayment of other debt, the repurchase of capital stock, transactions with affiliates, and the ability to change the nature of the Company’s business or its fiscal year. The New Revolving Credit Facility generally permits dividends in the absence of any event of default (including any event of default arising from a contemplated dividend), so long as (i) after giving pro forma effect to the contemplated dividend and for the following six months Excess Availability will be at least the greater of 20.0% of the Loan Cap and $10 million and (ii) after giving pro forma effect to the contemplated dividend, the Consolidated Fixed Charge Coverage Ratio for the 12 months preceding such dividend will be greater than or equal to 1.0 to 1.0 (provided that the Consolidated Fixed Charge Coverage Ratio may be less than 1.0 to 1.0 if, after giving pro forma effect to the contemplated dividend, Excess Availability for the six fiscal months following the dividend is at least the greater of 25.0% of the Loan Cap and $12,500).

Litigation

On September 7, 2018, a complaint was filed in the United States District Court for the Eastern District of New York by certain stockholders, naming the Company as well as Brendan Hoffman, the Company’s Chief Executive Officer, David Stefko, the Company’s Executive Vice President, Chief Financial Officer, one of the Company’s directors, certain of the Company’s former officers and directors, and Sun Capital Partners, Inc. and certain of its affiliates, as defendants. The complaint generally alleges that the Company and the named parties made false and/or misleading statements and/or failed to disclose matters relating to the transition of the Company’s ERP systems from Kellwood. The complaint brings causes of action for violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated under the Exchange Act against the Company and the named parties and for violations of Section 20(a) of the Exchange Act against the individual parties, Sun Capital Partners, Inc. and its affiliates.  The complaint seeks unspecified monetary damages and unspecified costs and fees.

The Company currently believes that the likelihood of an unfavorable judgment arising from this matter is remote based on the information currently available and that the ultimate resolution of this matter will not have a material adverse effect on the Company’s business in a future period. However, given the inherent unpredictability of litigation and the fact that this litigation is still in its very early stages, the Company is unable to predict with certainty the outcome of this litigation or reasonably estimate a possible loss or range of loss, if any, associated with this litigation at this time. In addition, the Company will be required to expend resources to defend this matter.

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

The following is a summary of highlights during the three months ended August 4, 2018:

•	Our net sales totaled $63,128, reflecting a 3.8% increase compared to prior year net sales of $60,822.
•	Our Wholesale net sales decreased 3.6% to $37,844 and our Direct-to-consumer net sales increased 17.2% to $25,284. Comparable sales, including e-commerce, increased 14.4% compared to last year.
•	Selling, general, and administrative expenses were $30,143, a decrease of $4,273 or 12.4% compared to $34,416 in the prior year.
•	Net loss for the quarter was $3,822, or $0.33 per share, compared to $10,134, or $2.05 per share, in the prior year.
•	We opened two new retail stores and closed one retail store during the quarter.
•

As of August 4, 2018, we had $64,400 of total debt principal outstanding, comprised of $29,000 outstanding under our Term Loan Facility and $35,400 outstanding on our Revolving Credit Facility, as well as $5,321 of cash and cash equivalents.

Results of Operations

The following table presents, for the periods indicated, our operating results as a percentage of net sales, as well as earnings per share data:

	Three Months Ended				Six Months Ended
	August 4, 2018		July 29, 2017		August 4, 2018		July 29, 2017
		% of Net		% of Net		% of Net		% of Net
	Amount	Sales	Amount	Sales	Amount	Sales	Amount	Sales
(in thousands, except per share data, store counts and percentages)
Statements of Operations:
Net sales	$63,128	100.0%	$60,822	100.0%	$117,642	100.0%	$118,867	100.0%
Cost of products sold	35,409	56.1%	35,266	58.0%	64,387	54.7%	67,720	57.0%
Gross profit	27,719	43.9%	25,556	42.0%	53,255	45.3%	51,147	43.0%
Selling, general and administrative expenses	30,143	47.7%	34,416	56.6%	60,043	51.1%	68,200	57.3%
Loss from operations	(2,424)	(3.8)%	(8,860)	(14.6)%	(6,788)	(5.8)%	(17,053)	(14.3)%
Interest expense, net	1,297	2.1%	1,276	2.1%	2,586	2.2%	2,320	2.0%
Other (income) expense, net	73	0.1%	2	0.0%	9	0.0%	3	0.0%
Loss before income taxes	(3,794)	(6.0)%	(10,138)	(16.7)%	(9,383)	(8.0)%	(19,376)	(16.3)%
Provision for income taxes	28	0.1%	(4)	0.0%	76	0.0%	48	0.0%
Net loss and comprehensive loss	$(3,822)	(6.1)%	$(10,134)	(16.7)%	$(9,459)	(8.0)%	$(19,424)	(16.3)%
Loss per share:
Basic loss per share	$(0.33)		$(2.05)		$(0.81)		$(3.93)
Diluted loss per share	$(0.33)		$(2.05)		$(0.81)		$(3.93)
Other Operating and Financial Data:
Total stores at end of period	58		55		58		55
Comparable sales growth (1) (2)	14.4%		(0.8)%		13.3%		(3.3)%

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

Three Months Ended August 4, 2018 Compared to Three Months Ended July 29, 2017

Net sales for the three months ended August 4, 2018 were $63,128, increasing $2,306, or 3.8%, versus $60,822 for the three months ended July 29, 2017. Net sales by reportable segment were as follows:

	Three Months Ended
	August 4,	July 29,
(in thousands)	2018	2017
Wholesale	$37,844	$39,250
Direct-to-consumer	25,284	21,572
Total net sales	$63,128	$60,822

Net sales from our Wholesale segment decreased $1,406, or 3.6%, to $37,844 in the three months ended August 4, 2018 from $39,250 in the three months ended July 29, 2017, due to the planned reduction in full-price wholesale partners.

Net sales from our Direct-to-consumer segment increased $3,712, or 17.2%, to $25,284 in the three months ended August 4, 2018 from $21,572 in the three months ended July 29, 2017. Comparable sales increased $3,008, or 14.4%, including e-commerce, primarily due to increases in average unit retail and number of transactions. Non-comparable sales contributed $704 of sales growth. Since July 29, 2017, three net new stores have opened, bringing our total retail store count to 58 as of August 4, 2018, compared to 55 as of the end of the prior year period.

Gross profit increased 8.5% to $27,719 for the three months ended August 4, 2018 from $25,556 in the prior year second quarter. As a percentage of sales, gross margin was 43.9%, compared with 42.0% in the prior year second quarter. The total gross margin rate increase was primarily driven by the following factors:

•	The favorable impact of lower supply chain costs contributed approximately 200 basis points of improvement;
•	The favorable impact in channel mix contributed approximately 70 basis points of improvement; and
•	The unfavorable impact from year-over-year adjustments to inventory reserves contributed negatively by approximately 80 basis points.

Selling, general and administrative (“SG&A”) expenses for the three months ended August 4, 2018 were $30,143, decreasing $4,273, or 12.4%, versus $34,416 for the three months ended July 29, 2017. SG&A expenses as a percentage of sales were 47.7% and 56.6% for the three months ended August 4, 2018 and July 29, 2017, respectively. The change in SG&A expenses compared to the prior fiscal year period was primarily due to:

•	$1,319 of costs incurred in the prior year associated with the remediation and optimization of the systems implemented during fiscal 2016 which were not incurred in the current year;
•	$1,248 of decreased severance costs;
•	$1,078 of decreased product development costs; and
•	$999 of additional one-time investments incurred in the prior year primarily associated with our efforts to reduce costs and improve profitability which were not incurred in the current year.

The above decreases were partially offset by:

•	$353 of increased compensation and benefits.

Loss from operations by segment for the three months ended August 4, 2018 and July 29, 2017 is summarized in the following table:

	Three Months Ended
	August 4,	July 29,
(in thousands)	2018	2017
Wholesale	$9,388	$10,462
Direct-to-consumer	414	(1,782)
Subtotal	9,802	8,680
Unallocated corporate expenses	(12,226)	(17,540)
Total loss from operations	$(2,424)	$(8,860)

Operating income from our Wholesale segment decreased $1,074, or 10.3%, to $9,388 in the three months ended August 4, 2018 from $10,462 in the three months ended July 29, 2017 primarily driven by the decrease in net sales.

Operating income from our Direct-to-consumer segment increased $2,196, or 123.2%, to $414 in the three months ended August 4, 2018 from a loss of $1,782 in the three months ended July 29, 2017 primarily driven by the sales increase discussed above.

Unallocated corporate expenses are comprised of SG&A expenses attributable to corporate and administrative activities (such as marketing, design, finance, information technology, legal and human resources departments) and other charges that are not directly attributable to our reportable segments.

Interest expense increased $21, or 1.6%, to $1,297 in the three months ended August 4, 2018 from $1,276 in the three months ended July 29, 2017.

Other (income) expense, net increased $71 to $73 in the three months ended August 4, 2018 from $2 in the three months ended July 29, 2017.

Provision for income taxes for the three months ended August 4, 2018 was $28 as compared to a benefit of $4 for the three months ended July 29, 2017. On December 22, 2017, U.S. tax reform legislation known as the Tax Cuts and Jobs Act (“TCJA”) was signed into law. The TCJA makes substantial changes to U.S. tax law, including a reduction in the corporate tax rate from 35% to 21%, a limitation on deductibility of interest expense, a limitation on the use of net operating losses to offset future taxable income, and the allowance of immediate expensing of capital expenditures. Our effective tax rate for the three months ended August 4, 2018 and July 29, 2017 was 0.7% and 0.0%, respectively. The effective tax rate for the three months ended August 4, 2018 and July 29, 2017 differed from the U.S. statutory rate of 21% and 35%, respectively, primarily due to the impact of the valuation allowance established against our deferred tax assets partly offset by state taxes.

Six Months Ended August 4, 2018 Compared to Six Months Ended July 29, 2017

Net sales for the six months ended August 4, 2018 were $117,642, decreasing $1,225, or 1.0%, versus $118,867 for the six months ended July 29, 2017. Net sales by reportable segment were as follows:

	Six Months Ended
	August 4,	July 29,
(in thousands)	2018	2017
Wholesale	$66,339	$74,657
Direct-to-consumer	51,303	44,210
Total net sales	$117,642	$118,867

Net sales from our Wholesale segment decreased $8,318, or 11.1%, to $66,339 in the six months ended August 4, 2018 from $74,657 in the six months ended July 29, 2017, primarily due to the planned reduction in full-price wholesale partners.

Net sales from our Direct-to-consumer segment increased $7,093, or 16.0%, to $51,303 in the six months ended August 4, 2018 from $44,210 in the six months ended July 29, 2017. Comparable sales increased $5,788, or 13.3%, including e-commerce, primarily due to increases in transactions and average unit retail. Non-comparable sales contributed $1,305 of sales growth. Since July 29, 2017, net of three new stores have opened, bringing our total retail store count to 58 as of August 4, 2018, compared to 55 as of the end of the prior year period.

Gross profit increased 4.1% to $53,255 for the six months ended August 4, 2018 from $51,147 in the same prior year period. As a percentage of sales, gross margin was 45.3%, compared with 43.0% in the same prior year period. The total gross margin rate increase was primarily driven by the following factors:

•	The favorable impact of lower product and supply chain costs contributed approximately 220 basis points of improvement;
•	The favorable impact in channel mix contributed approximately 160 basis points of improvement; and
•	The unfavorable impact from year-over-year adjustments to inventory reserves contributed negatively by approximately 140 basis points.

Selling, general and administrative (“SG&A”) expenses for the six months ended August 4, 2018 were $60,043, decreasing $8,157, or 12.0%, versus $68,200 for the six months ended July 29, 2017. SG&A expenses as a percentage of sales were 51.1% and 57.3% for the six months ended August 4, 2018 and July 29, 2017, respectively. The change in SG&A expenses compared to the prior fiscal year period was primarily due to:

•	$3,090 of decreased product development costs;
•	$2,962 of costs incurred in the prior year associated with the remediation and optimization of the systems implemented during fiscal 2016 which were not incurred in the current year;
•	$1,358 of decreased severance costs; and
•	$932 of additional one-time investments incurred in the prior year primarily associated with our efforts to reduce costs and improve profitability which were not incurred in the current year.

Loss from operations by segment for the six months ended August 4, 2018 and July 29, 2017 is summarized in the following table:

	Six Months Ended
	August 4,	July 29,
(in thousands)	2018	2017
Wholesale	$16,309	$19,428
Direct-to-consumer	1,652	(3,084)
Subtotal	17,961	16,344
Unallocated corporate expenses	(24,749)	(33,397)
Total loss from operations	$(6,788)	$(17,053)

Operating income from our Wholesale segment decreased $3,119, or 16.1%, to $16,309 in the six months ended August 4, 2018 from $19,428 in the six months ended July 29, 2017 primarily driven by the decrease in net sales.

Operating income from our Direct-to-consumer segment increased $4,736, or 153.6%, to $1,652 in the six months ended August 4, 2018 from a loss of $3,084 in the six months ended July 29, 2017 primarily driven by the sales increase discussed above.

Unallocated corporate expenses are comprised of SG&A expenses attributable to corporate and administrative activities (such as marketing, design, finance, information technology, legal and human resources departments) and other charges that are not directly attributable to our reportable segments.

Interest expense increased $266, or 11.5%, to $2,586 in the six months ended August 4, 2018 from $2,320 in the six months ended July 29, 2017 primarily due to increased financing fees as a result of the amendments to the Term Loan Facility and Revolving Credit Facility.

Other (income) expense, net increased $6, or 200.0% to $9 in the six months ended August 4, 2018 from $3 in the six months ended July 29, 2017.

Provision for income taxes for the six months ended August 4, 2018 was $76 as compared to $48 for the six months ended July 29, 2017. On December 22, 2017, U.S. tax reform legislation known as the Tax Cuts and Jobs Act (“TCJA”) was signed into law. The TCJA makes substantial changes to U.S. tax law, including a reduction in the corporate tax rate from 35% to 21%, a limitation on deductibility of interest expense, a limitation on the use of net operating losses to offset future taxable income, and the allowance of immediate expensing of capital expenditures. Our effective tax rate for the six months ended August 4, 2018 and July 29, 2017 was 0.8% and 0.2%, respectively. The effective tax rate for the six months ended August 4, 2018 and July 29, 2017 differed from the U.S. statutory rate of 21% and 35%, respectively, primarily due to the impact of the valuation allowance established against our deferred tax assets partly offset by state taxes.

Liquidity and Capital Resources

Our sources of liquidity are cash and cash equivalents, cash flows from operations, if any, borrowings available under our revolving credit facility and our ability to access the capital markets. Our primary cash needs are funding working capital requirements, meeting our debt service requirements, paying amounts due under the Tax Receivable Agreement and capital expenditures for new stores and related leasehold improvements. The most significant components of our working capital are cash and cash equivalents, accounts receivable, inventories, accounts payable and other current liabilities. We believe that the actions taken by management as described in Note 1 “Description of Business and Basis of Presentation — (D) Sources and Uses of Liquidity” will generate sufficient liquidity to meet our obligations during the next twelve months from the date the financial statements are issued. See Note 1 “Description of Business and Basis of Presentation — (D) Sources and Uses of Liquidity” within the notes to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional details.

Operating Activities

	Six Months Ended
(in thousands)	August 4, 2018	July 29, 2017
Operating activities
Net loss	$(9,459)	$(19,424)
Add (deduct) items not affecting operating cash flows:
Depreciation and amortization	4,100	4,891
Provision for inventories	107	—
Loss on disposal of property and equipment	259	—
Deferred rent	(661)	(480)
Share-based compensation expense	593	483
Other	490	442
Changes in assets and liabilities:
Receivables, net	(2,239)	(8,603)
Inventories	(12,802)	(3,313)
Prepaid expenses and other current assets	123	(2,166)
Accounts payable and accrued expenses	5,973	(9,376)
Other assets and liabilities	80	(231)
Net cash used in operating activities	$(13,436)	$(37,777)

Net cash used in operating activities during the six months ended August 4, 2018 was $13,436, which consisted of a net loss of $9,459, impacted by non-cash items of $4,888 and cash used in working capital of $8,865. Net cash used in working capital primarily resulted from a cash outflow of $12,802 in inventories primarily due to an earlier receipt of inventory for the fall season and the planned product returns from exited wholesale partners, and cash outflow of $2,239 in receivables, net, offset by a cash inflow in accounts payable and accrued expenses of $5,973 primarily due to the timing of payments to vendors.

Net cash used in operating activities during the six months ended July 29, 2017 was $37,777, which consisted of a net loss of $19,424, impacted by non-cash items of $5,336 and cash used in working capital of $23,689. Net cash used in working capital primarily resulted from a cash outflow in accounts payable and accrued expenses of $9,376 due to the timing of payments to vendors and a cash outflow of $8,603 in receivables, net primarily driven by the timing of collections.

Investing Activities

	Six Months Ended
(in thousands)	August 4, 2018	July 29, 2017
Investing activities
Payments for capital expenditures	$(1,026)	$(2,716)
Net cash used in investing activities	$(1,026)	$(2,716)

Net cash used in investing activities of $1,026 during the six months ended August 4, 2018 represents capital expenditures primarily related to the investment in our retail store build-outs, including leasehold improvements and store fixtures.

Net cash used in investing activities of $2,716 during the six months ended July 29, 2017 represents capital expenditures primarily related to the investment in our retail store build-outs, including leasehold improvements and store fixtures and our new systems.

Financing Activities

	Six Months Ended
(in thousands)	August 4, 2018	July 29, 2017
Financing activities
Proceeds from borrowings under the Revolving Credit Facility	$105,062	$149,998
Repayment of borrowings under the Revolving Credit Facility	(86,562)	(126,682)
Repayment of borrowings under the Term Loan Facility	(4,000)	—
Proceeds from stock option exercises and issuance of common stock under employee stock purchase plan	—	32
Financing fees	(90)	(15)
Net cash provided by financing activities	$14,410	$23,333

Net cash provided by financing activities was $14,410 during the six months ended August 4, 2018, primarily consisting of $18,500 of net proceeds from borrowings under our Revolving Credit Facility, partly offset by $4,000 of payments under the Term Loan Facility.

Net cash provided by financing activities was $23,333 during the six months ended July 29, 2017, primarily consisting of $23,316 of net proceeds from borrowings under our Revolving Credit Facility.

On August 21, 2018, the Company refinanced its existing Term Loan Facility (as defined below) and Revolving Credit Facility (as defined below) by entering into a new $27,500 senior secured term loan facility and a new $80,000 senior secured revolving credit facility. All outstanding amounts under the existing facilities were repaid in full and those existing credit facilities were terminated. See Note 12 “Subsequent Events” within the notes to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional details.

Revolving Credit Facility

On November 27, 2013, Vince, LLC entered into a $50,000 senior secured revolving credit facility (as amended from time to time, the “Revolving Credit Facility”) with Bank of America, N.A. (“BofA”) as administrative agent. Vince, LLC was the borrower and VHC and Vince Intermediate Holding, LLC, a direct subsidiary of VHC and the direct parent company of Vince, LLC (“Vince Intermediate”), were the guarantors under the Revolving Credit Facility. On June 3, 2015, Vince, LLC entered into a first amendment to the Revolving Credit Facility, that among other things, increased the aggregate commitments under the facility from $50,000 to $80,000, subject to a loan cap which was the lesser of (i) the Borrowing Base, as defined in the loan agreement, (ii) the aggregate commitments, or (iii) $70,000 until debt obligations under the Company’s Term Loan Facility have been paid in full, and extended the maturity date from November 27, 2018 to June 3, 2020.

On June 22, 2017, Vince, LLC entered into a second amendment to the Revolving Credit Facility, which among other things, increased availability under the borrowing base by (i) including in the borrowing base up to $5,000 of cash at Vince Holding Corp. so long as such cash was in a deposit account subject to “control” by the agent, (ii) temporarily increased the concentration limit for accounts due from a specified wholesale partner through July 31, 2017 and (iii) pursuant to a side letter, dated June 22, 2017, entered into between Vince LLC and BofA (the “LC Side Letter”), included in the borrowing base certain letters of credit (the “Specified LCs” as described under “Bank of Montreal Facility” below), issued for the benefit of BofA as credit support for the obligations outstanding under the Revolving Credit Facility. The LC Side Letter terminated when the Specified LCs were released, as described below. In addition, the second amendment changed the financial maintenance covenant in the Revolving Credit Facility from a springing minimum EBITDA covenant to a minimum excess availability covenant that must have been satisfied at all times. The new financial maintenance covenant required the loan parties to have excess availability of not less than the greater of 12.5% of the adjusted loan cap then in effect and $5,000. The second amendment also (x) increased the applicable margin on all borrowings of revolving loans by 0.5% per annum and (y) temporarily lowered the thresholds for what constituted a trigger event through August 15, 2017, such that a trigger event meant the greater of 12.5% of the adjusted loan cap then in effect and $5,000. Following August 15, 2017, the trigger event meant the greater of 15% of the adjusted loan cap then in effect and $6,000. The second amendment also changed the maturity date to the earlier of (a) June 3, 2020 (or a later date as applicable if the lender participates in any extension series) and (b) 120 days prior to the then scheduled maturity date of the Term Loan Facility to the extent that there were outstanding obligations under the Term Loan Facility on such date.

The Revolving Credit Facility also provided for a letter of credit sublimit of $25,000 (plus any increase in aggregate commitments) and an accordion option that allowed for an increase in aggregate commitments up to $20,000. Effective with the second amendment, interest was payable on the loans under the Revolving Credit Facility at either the LIBOR or the Base Rate, in each case, plus an applicable margin of 1.75% to 2.25% for LIBOR loans or 0.75% to 1.75% for Base Rate loans, and in each case subject to a pricing grid based on an average daily excess availability calculation. The “Base Rate” meant, for any day, a fluctuating rate per annum equal to the highest of (i) the rate of interest in effect for such day as publicly announced from time to time by BofA as its prime rate; (ii) the Federal Funds Rate for such day, plus 0.50%; and (iii) the LIBOR Rate for a one month interest period as determined on such day, plus 1.0%. During the continuance of an event of default and at the election of the required lender, interest would have accrued at a rate of 2% in excess of the applicable non-default rate.

The Revolving Credit Facility also contained representations and warranties, other covenants and events of default that are customary for this type of financing, including limitations on the incurrence of additional indebtedness, liens, negative pledges, guarantees, investments, loans, asset sales, mergers, acquisitions, prepayment of other debt, the repurchase of capital stock, transactions with affiliates, and the ability to change the nature of the Company’s business or its fiscal year. The Revolving Credit Facility generally permitted dividends in the absence of any event of default (including any event of default arising from the contemplated dividend), so long as (i) after giving pro forma effect to the contemplated dividend, for the following six months Excess Availability would have been at least the greater of 20% of the adjusted loan cap and $10,000 and (ii) after giving pro forma effect to the contemplated dividend, the “Consolidated Fixed Charge Coverage Ratio” for the 12 months preceding such dividend would have been greater than or equal to 1.0 to 1.0 (provided that the Consolidated Fixed Charge Coverage Ratio may be less than 1.0 to 1.0 if, after giving pro forma effect to the contemplated dividend, Excess Availability for the six fiscal months following the dividend was at least the greater of 35% of the adjusted loan cap and $15,000). As of August 4, 2018, we were in compliance with applicable financial covenants. The second amendment replaced and superseded all side letters previously entered into between Vince, LLC and BofA.

On March 28, 2018, Vince, LLC entered into a third amendment to the Revolving Credit Facility. In support of the Company’s previously announced wholesale distribution strategy, the third amendment modified the definition of “Eligible Trade Receivables” such that the applicable Concentration Limit for Accounts due from: (i) Nordstrom is 70% so long as Nordstrom’s credit rating is investment grade BBB- or higher by Standard & Poor’s Financial Services, LLC or Baa3 or higher by Moody’s Analytics, Inc and 50% at all other times; (ii) Neiman Marcus is 30%; and (iii) all other individual account debtors were 20%.

As of August 4, 2018, $23,723 was available under the Revolving Credit Facility, net of the amended loan cap, and there were $35,400 of borrowings outstanding and $7,230 of letters of credit outstanding under the Revolving Credit Facility. The weighted average interest rate for borrowings outstanding under the Revolving Credit Facility as of August 4, 2018 was 4.1%.

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

Term Loan Facility

On November 27, 2013, Vince, LLC and Vince Intermediate entered into a $175,000 senior secured term loan facility (as amended from time to time, the “Term Loan Facility”) with the lenders party thereto, BofA, as administrative agent, JP Morgan Chase Bank and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers, and Cantor Fitzgerald as documentation agent. The Term Loan Facility would have matured on November 27, 2019. Vince, LLC and Vince Intermediate were borrowers (together, the “Borrowers”) and VHC was a guarantor under the Term Loan Facility.

On June 30, 2017, the Borrowers entered into a Waiver, Consent and First Amendment (the “Term Loan Amendment”) which, among other things, (i) waived the Consolidated Net Total Leverage Ratio (as defined in the Term Loan Facility) covenant (as described below) for the test periods from July 2017 through and including April 2019; (ii) required the Borrowers, beginning with the payment due on or around January 2018, to pay a quarterly amortization payment of $3,000 for such fiscal quarter and $2,000 for each fiscal quarter thereafter, provided that there were not less than $15,000 of “availability” under the Revolving Credit Facility on a pro forma basis immediately before and after giving effect to such amortization payment; (iii) prohibited the Company from making any payments on the Tax Receivable Agreement (see Note 11 “Related Party Transactions” within the notes to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for further information) before the first amortization payment referenced above was made or if the Borrowers were not current on any of the foregoing amortization payments; (iv) increased the applicable margin by 2.0% per annum on all term loan borrowings; (v) required the Borrowers to pay a fee to consenting term lenders equal to 0.5% of the outstanding principal amount of such lender’s term loans as of the effective date of the Term Loan Amendment; (vi) eliminated the Borrower’s ability to designate subsidiaries as unrestricted and to make certain payments, restricted payments and investments with certain funds considered “available excess amount” (as defined in the Term Loan Facility); (vii) eliminated the uncommitted incremental facility; and (viii) limited certain intercompany transactions between a loan party and a non-loan party subsidiary. If the Company was unable to make the full amortization payment specified in (ii) above on any of the scheduled amortization payment dates, the Company was able to defer such payment for up to two fiscal quarters after such payment was due. Any subsequent payments made would have been first applied to any previously outstanding amounts. If the Company was unable to make the amortization payment after the permitted two fiscal quarter deferrals, it may have obtained a note from a third-party to repay such amount. The note must have met certain terms and conditions as set forth in the Term Loan Amendment. The Term Loan Amendment became effective on September 8, 2017 when the Company received $30,000 of gross proceeds in connection with the 2017 Rights Offering and related 2017 Investment Agreement (see Note 11 “Related Party Transactions” within the notes to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for further details) and used a portion of such proceeds to repay $9,000 in principal amount under the Term Loan Facility.

Effective with the Term Loan Amendment, interest was payable on loans under the Term Loan Facility at a rate of either (i) the Eurodollar rate (subject to a 1.00% floor) plus an applicable margin of 7.00% or (ii) the base rate applicable margin of 6.00%. During the continuance of a payment or bankruptcy event of default, interest would have accrued (i) on the overdue principal amount of any loan at a rate of 2% in excess of the rate otherwise applicable to such loan and (ii) on any overdue interest or any other outstanding overdue amount at a rate of 2% in excess of the non-default interest rate then applicable to base rate loans. The Term Loan Facility required Vince, LLC and Vince Intermediate to make mandatory prepayments upon the occurrence of certain events, including additional debt issuances, common and preferred stock issuances, certain asset sales, and annual payments of 50% of excess cash flow, subject to reductions to 25% and 0% if Vince, LLC and Vince Intermediate maintain a Consolidated Net Total Leverage Ratio of 2.50 to 1.00 and 2.00 to 1.00, respectively, and subject to reductions for voluntary prepayments made during such fiscal year.

The Term Loan Facility contained a requirement that Vince, LLC and Vince Intermediate maintained a “Consolidated Net Total Leverage Ratio” as of the last day of any period of four fiscal quarters not to exceed 3.25 to 1.00. The Term Loan Facility permitted Vince Holding Corp. to make a Specified Equity Contribution, as defined under the Agreement, to the Borrowers in order to increase, dollar for dollar, Consolidated EBITDA for such fiscal quarter for the purposes of determining compliance with this covenant at the end of such fiscal quarter and applicable subsequent periods provided that (a) in each four fiscal quarter period there were at least two fiscal quarters in which no Specified Equity Contribution was made; (b) no more than five Specified Equity Contributions were made in the aggregate during the term of the Agreement; and (c) the amount of any Specified Equity Contribution was no greater than the amount required to cause the Company to be in compliance with this covenant. Approximately $18,072 were contributed by Vince Holding Corp. to Vince, LLC as Specified Equity Contributions. As discussed above, the Term Loan Amendment waived the Consolidated Net Total Leverage Ratio covenant for the test periods from July 2017 through and including April 2019.

In addition, the Term Loan Facility contained customary representations and warranties, other covenants, and events of default, including but not limited to, limitations on the incurrence of additional indebtedness, liens, negative pledges, guarantees, investments, loans, asset sales, mergers, acquisitions, prepayment of other debt, the repurchase of capital stock, transactions with affiliates, and the ability to change the nature of the Company’s business or its fiscal year, and distributions and dividends. The Term Loan Facility generally permitted dividends to the extent that no default or event of default was continuing or would have resulted from the contemplated dividend and the pro forma Consolidated Net Total Leverage Ratio after giving effect to such contemplated dividend was at least 0.25 lower than the maximum Consolidated Net Total Leverage Ratio for such quarter in an amount not to exceed the excess available amount, as defined in the loan agreement. All obligations under the Term Loan Facility were guaranteed by VHC and any future material domestic restricted subsidiaries of Vince, LLC and secured by a lien on substantially all of the assets of VHC, Vince, LLC and Vince Intermediate and any future material domestic restricted subsidiaries. As of August 4, 2018, after giving effect to the waiver described above, we were in compliance with applicable covenants.

Through August 4, 2018, on an inception to date basis, we have made voluntary repayments totaling $146,000 in the aggregate on the original $175,000 Term Loan Facility entered into on November 27, 2013 with $4,000 of such repayments made during the six months ended August 4, 2018. As of August 4, 2018, the Company had $29,000 of debt outstanding under the Term Loan Facility.

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

A summary of our critical accounting policies is included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2017 Annual Report on Form 10-K. As of August 4, 2018, there have been no material changes to the critical accounting policies contained therein except for the adoption of ASC Topic 606, “Revenue from Contracts with Customers”. See Note 9 “Recent Accounting Pronouncements” to the condensed consolidated financial statements in this Form 10-Q for additional information.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our principal market risk relates to interest rate sensitivity, which is the risk that changes in interest rates will reduce our net income or net assets. Our variable rate debt currently consists of borrowings under the New Term Loan Facility and New Revolving Credit Facility. The interest rate on the New Term Loan Facility is based on a rate equal to the 90-day LIBOR rate (subject to a 0% floor) plus applicable margins subject to a pricing grid based on a minimum Consolidated EBITDA calculation (as defined in the New Term Loan Facility). The interest rate on the New Revolving Credit Facility is based on the LIBOR or the Base Rate with applicable margins subject to a pricing grid based on an average daily excess availability calculation (as defined in the New Revolving Credit Facility).

As of August 4, 2018, our variable rate debt consisted of borrowings under the Term Loan Facility and Revolving Credit Facility. The interest rate on the Term Loan Facility was based on (i) the Eurodollar rate (which was subject to a 1.00% floor) plus an applicable margin of 7.00% or (ii) the base rate applicable margin of 6.00%. The interest rate on the Revolving Credit Facility was based on the LIBOR or the Base Rate (which was defined in the Revolving Credit Facility) with applicable margins that were subject to a pricing grid which was based on an average daily excess availability calculation. As of August 4, 2018, a one percentage point increase in the interest rate on the variable rate debt would have resulted in additional interest expense of approximately $644 for the $64,400 of borrowings outstanding under the Term Loan Facility and Revolving Credit Facility as of such date, calculated on an annual basis.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of August 4, 2018.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On September 7, 2018, a complaint was filed in the United States District Court for the Eastern District of New York by certain stockholders, naming us as well as Brendan Hoffman, our Chief Executive Officer, David Stefko, our Executive Vice President, Chief Financial Officer, one of our directors, certain of our former officers and directors, and Sun Capital Partners, Inc. and certain of its affiliates, as defendants. The complaint generally alleges that we and the named parties made false and/or misleading statements and/or failed to disclose matters relating to the transition of our ERP systems from Kellwood. The complaint brings causes of action for violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated under the Exchange Act against us and the named parties and for violations of Section 20(a) of the Exchange Act against the individual parties, Sun Capital Partners, Inc. and its affiliates.  The complaint seeks unspecified monetary damages and unspecified costs and fees.

We currently believe that the likelihood of an unfavorable judgment arising from this matter is remote based on the information currently available and that the ultimate resolution of this matter will not have a material adverse effect on the Company’s business in a future period. However, given the inherent unpredictability of litigation and the fact that this litigation is still in its very early stages, the Company is unable to predict with certainty the outcome of this litigation or reasonably estimate a possible loss or range of loss, if any, associated with this litigation at this time. In addition, the Company will be required to expend resources to defend this matter.

Additionally, we are a party to other legal proceedings, compliance matters, environmental, as well as wage and hour and other labor claims that arise in the ordinary course of our business. Except as disclosed above and in our 2017 Annual Report on Form 10-K, we are not currently a party to any legal proceedings, compliance investigation or environmental claims that we believe would, individually or in the aggregate, have a material adverse effect on our financial position, results of operations, or cash flows, although these proceedings and claims are subject to inherent uncertainties.

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

Signature	Title	Date

/s/ David Stefko David Stefko	Executive Vice President, Chief Financial Officer (as duly authorized officer and principal financial officer)	September 13, 2018