Form 10-Q
period 2018-11-03
VINCE HOLDING CORP.
filed 2018-12-13
CIK 1579157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 3, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Common Stock	Outstanding at November 30, 2018
Common Stock, $0.01 par value per share	11,621,940 shares

VINCE HOLDING CORP. AND SUBSIDIARIES

TABLE OF CONTENTS

			Page Number
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements:

	a)	Unaudited Condensed Consolidated Balance Sheets at November 3, 2018 and February 3, 2018	4

	b)	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended November 3, 2018 and October 28, 2017	5

	c)	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended November 3, 2018 and October 28, 2017	6

	d)	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations		19

Item 3.	Quantitative and Qualitative Disclosure About Market Risk		28

Item 4.	Controls and Procedures		29

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings		30

Item 1A.	Risk Factors		31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds		31

Item 3.	Defaults Upon Senior Securities		31

Item 4.	Mine Safety Disclosures		31

Item 5.	Other Information		31

Item 6.	Exhibits		31

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, and any statements incorporated by reference herein, contains forward-looking statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements are indicated by words or phrases such as “may,” “will,” “should,” “believe,” “expect,” “seek,” “anticipate,” “intend,” “estimate,” “plan,” “target,” “project,” “forecast,” “envision” and other similar phrases. Although we believe the assumptions and expectations reflected in these forward-looking statements are reasonable, these assumptions and expectations may not prove to be correct and we may not achieve the results or benefits anticipated. These forward-looking statements are not guarantees of actual results, and our actual results may differ materially from those suggested in the forward-looking statements. These forward-looking statements involve a number of risks and uncertainties, some of which are beyond our control, including, without limitation: our ability to continue having the liquidity necessary to service our debt, meet contractual payment obligations, and fund our operations; our ability to comply with the covenants under our credit facilities; our ability to successfully operate the newly implemented systems, processes and functions transitioned from Kellwood Company, LLC; our ability to remediate the identified material weaknesses in our internal control over financial reporting; further impairment of our goodwill and indefinite-lived intangible assets; our ability to realize the benefits of our strategic initiatives; the execution and management of our retail store growth plans; our ability to make lease payments when due; our ability to ensure the proper operation of the distribution facility by a third-party logistics provider; our ability to remain competitive in the areas of merchandise quality, price, breadth of selection and customer service; our ability to anticipate and/or react to changes in customer demand and attract new customers, including in connection with making inventory commitments; our ability to manage excess inventory in a way that will promote the long-term health of the brand; changes in consumer confidence and spending; our ability to maintain projected profit margins; the execution and management of our international expansion, including our ability to promote our brand and merchandise outside the U.S. and find suitable partners in certain geographies; our ability to expand our product offerings into new product categories, including the ability to find suitable licensing partners; our ability to successfully implement our marketing initiatives; our ability to protect our trademarks in the U.S. and internationally; our ability to maintain the security of electronic and other confidential information; serious disruptions and catastrophic events; changes in global economies and credit and financial markets; competition; our ability to attract and retain key personnel; commodity, raw material and other cost increases; compliance with domestic and international laws, regulations and orders; changes in laws and regulations; outcomes of litigation and proceedings and the availability of insurance, indemnification and other third-party coverage of any losses suffered in connection therewith; effect of the U.S. federal income tax law reform; other tax matters; and other factors as set forth from time to time in our Securities and Exchange Commission filings, including those described in this report on Form 10-Q and our 2017 Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 25, 2018 (the “2017 Annual Report on Form 10-K”) under the heading “Item 1A—Risk Factors.” We intend these forward-looking statements to speak only as of the time of this report on Form 10-Q and do not undertake to update or revise them as more information becomes available, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data, unaudited)

	November 3,	February 3,
	2018	2018
Assets
Current assets:
Cash and cash equivalents	$1,050	$5,372
Trade receivables, net	32,323	20,760
Inventories, net	61,515	48,921
Prepaid expenses and other current assets	6,369	6,521
Total current assets	101,257	81,574
Property and equipment, net	28,158	31,608
Intangible assets, net	76,650	77,099
Goodwill	41,435	41,435
Deferred income taxes	379	379
Other assets	3,043	2,439
Total assets	$250,922	$234,534

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$27,053	$22,556
Accrued salaries and employee benefits	6,514	6,715
Other accrued expenses	9,473	7,906
Current portion of long-term debt	2,750	8,000
Total current liabilities	45,790	45,177
Long-term debt	58,730	40,682
Deferred rent	15,111	15,633
Other liabilities	58,273	58,273

Commitments and contingencies (Note 8)

Stockholders' equity:
Common stock at $0.01 par value (100,000,000 shares authorized, 11,621,012 and 11,616,500 shares issued and outstanding at November 3, 2018 and February 3, 2018, respectively)	116	116
Additional paid-in capital	1,114,285	1,113,342
Accumulated deficit	(1,041,318)	(1,038,624)
Accumulated other comprehensive loss	(65)	(65)
Total stockholders' equity	73,018	74,769
Total liabilities and stockholders' equity	$250,922	$234,534

See notes to unaudited condensed consolidated financial statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data, unaudited)

	Three Months Ended		Nine Months Ended
	November 3,	October 28,	November 3,	October 28,
	2018	2017	2018	2017
Net sales	$83,526	$79,067	$201,168	$197,934
Cost of products sold	42,709	42,400	107,096	110,120
Gross profit	40,817	36,667	94,072	87,814
Selling, general and administrative expenses	31,850	31,358	91,893	99,558
Income (loss) from operations	8,967	5,309	2,179	(11,744)
Interest expense, net	2,154	1,693	4,740	4,013
Other expense, net	78	113	87	116
Income (loss) before income taxes	6,735	3,503	(2,648)	(15,873)
Provision (benefit) for income taxes	(30)	(6)	46	42
Net Income (loss) and comprehensive income (loss)	$6,765	$3,509	$(2,694)	$(15,915)
Earnings (Loss) per share:
Basic earnings (loss) per share	$0.58	$0.41	$(0.23)	$(2.58)
Diluted earnings (loss) per share	$0.57	$0.41	$(0.23)	$(2.58)
Weighted average shares outstanding:
Basic	11,621,012	8,610,869	11,619,059	6,166,219
Diluted	11,847,606	8,611,308	11,619,059	6,166,219

See notes to unaudited condensed consolidated financial statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands, unaudited)

	Nine Months Ended
	November 3, 2018	October 28, 2017
Operating activities
Net loss	$(2,694)	$(15,915)
Add (deduct) items not affecting operating cash flows:
Depreciation and amortization	6,117	7,398
Provision for inventories	266	165
Loss on disposal of property and equipment	280	—
Deferred rent	(885)	(974)
Share-based compensation expense	945	912
Loss on debt extinguishment	816	—
Other	517	1,003
Changes in assets and liabilities:
Receivables, net	(11,563)	(20,942)
Inventories	(12,860)	(13,014)
Prepaid expenses and other current assets	580	780
Accounts payable and accrued expenses	5,649	(17,234)
Other assets and liabilities	97	(810)
Net cash used in operating activities	(12,735)	(58,631)
Investing activities
Payments for capital expenditures	(2,303)	(3,017)
Net cash used in investing activities	(2,303)	(3,017)
Financing activities
Proceeds from borrowings under the Revolving Credit Facilities	245,459	234,867
Repayment of borrowings under the Revolving Credit Facilities	(226,859)	(207,991)
Proceeds from borrowings under the Term Loan Facilities	27,500	—
Repayment of borrowings under the Term Loan Facilities	(33,000)	(9,000)
Proceeds from common stock issuance, net of transaction costs	—	29,047
Proceeds from stock option exercises and issuance of common stock under employee stock purchase plan	—	40
Financing fees	(2,447)	(555)
Net cash provided by financing activities	10,653	46,408
Decrease in cash, cash equivalents, and restricted cash	(4,385)	(15,240)
Cash, cash equivalents, and restricted cash, beginning of period	5,445	21,036
Cash, cash equivalents, and restricted cash, end of period	$1,060	$5,796

Supplemental Disclosures of Cash Flow Information
Cash payments on Tax Receivable Agreement obligation	351	—
Cash payments for interest	3,480	3,104
Cash payments for income taxes, net of refunds	(1)	78
Supplemental Disclosures of Non-Cash Investing and Financing Activities
Capital expenditures in accounts payable and accrued liabilities	234	89

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

(A) Description of Business: Established in 2002, Vince is a global luxury apparel and accessories brand best known for creating elevated yet understated pieces for every day. The collections are inspired by the brand’s California origins and embody a feeling of warm and effortless style. Vince designs uncomplicated yet refined pieces that approach dressing with a sense of ease.  Known for its range of luxury products, Vince offers women’s and men’s ready-to-wear and footwear as well as capsule collection of handbags, and home for a global lifestyle. The Company reaches its customers through a variety of channels, specifically through major wholesale department stores and specialty stores in the United States (“U.S.”) and select international markets, as well as through the Company’s branded retail locations and the Company’s website. The Company designs products in the U.S. and sources the vast majority of products from contract manufacturers outside the U.S., primarily in Asia. Products are manufactured to meet the Company’s product specifications and labor standards.

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

The condensed consolidated financial statements include the Company’s accounts and the accounts of the Company’s wholly-owned subsidiaries as of November 3, 2018. All intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) and disclosures necessary for a fair statement. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or the fiscal year as a whole.

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

(D) Sources and Uses of Liquidity: The Company’s sources of liquidity are cash and cash equivalents, cash flows from operations, if any, borrowings available under the 2018 Revolving Credit Facility (as defined below) and the Company’s ability to access capital markets. The Company’s primary cash needs are funding working capital requirements, meeting debt service requirements, paying amounts due under the Tax Receivable Agreement (as defined below) and capital expenditures for new stores and related leasehold improvements.

Note 2. Goodwill and Intangible Assets

Net goodwill balances and changes therein by segment were as follows:

(in thousands)	Wholesale	Direct-to-consumer	Total Net Goodwill
Balance as of November 3, 2018	$41,435	$—	$41,435
Balance as of February 3, 2018	$41,435	$—	$41,435

The total carrying amount of goodwill for all periods presented was net of accumulated impairments of $69,253.

The following tables present a summary of identifiable intangible assets:

(in thousands)	Gross Amount	Accumulated Amortization	Accumulated Impairments	Net Book Value
Balance as of November 3, 2018
Amortizable intangible assets:
Customer relationships	$11,970	$(6,420)	$—	$5,550
Indefinite-lived intangible asset:
Tradename	101,850	—	(30,750)	71,100
Total intangible assets	$113,820	$(6,420)	$(30,750)	$76,650

(in thousands)	Gross Amount	Accumulated Amortization	Accumulated Impairments	Net Book Value
Balance as of February 3, 2018
Amortizable intangible assets:
Customer relationships	$11,970	$(5,971)	$—	$5,999
Indefinite-lived intangible asset:
Tradename	101,850	—	(30,750)	71,100
Total intangible assets	$113,820	$(5,971)	$(30,750)	$77,099

Amortization of identifiable intangible assets was $150 and $149 for the three months ended November 3, 2018 and October 28, 2017, respectively and $449 and $449 for the nine months ended November 3, 2018 and October 28, 2017. The estimated amortization expense for identifiable intangible assets is $599 for each fiscal year for the next five fiscal years.

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

The Company did not have any non-financial assets or non-financial liabilities recognized at fair value on a recurring basis at November 3, 2018 or February 3, 2018. At November 3, 2018 and February 3, 2018, the Company believes that the carrying value of cash and cash equivalents, receivables and accounts payable approximates fair value, due to the short-term maturity of these instruments. The Company’s debt obligations with a carrying value of $63,000 as of November 3, 2018 are at variable interest rates. The carrying value of the Company’s 2018 Revolving Credit Facility (as defined below) approximates fair value as the stated interest rate approximates market rates currently available to the Company, which are considered Level 2 inputs. The fair value of the Company’s 2018 Term Loan Facility (as defined below) was approximately $27,000 as of November 3, 2018 based upon an estimated market value calculation that factors principal, time to maturity, interest rate, and current cost of debt, which is considered a Level 3 input.

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

Note 4. Long-Term Debt and Financing Arrangements

Long-term debt consisted of the following:

	November 3,	February 3,
(in thousands)	2018	2018
Term Loan Facilities	$27,500	$33,000
Revolving Credit Facilities	35,500	16,900
Total debt principal	63,000	49,900
Less: current portion of long-term debt	2,750	8,000
Less: deferred financing costs	1,520	1,218
Total long-term debt	$58,730	$40,682

2018 Term Loan Facility

On August 21, 2018, Vince, LLC entered into a $27,500 senior secured term loan facility (the “2018 Term Loan Facility”) pursuant to a credit agreement by and among Vince, LLC, as the borrower, VHC and Vince Intermediate Holdings, LLC, a direct subsidiary of VHC and the direct parent company of Vince, LLC (“Vince Intermediate”), as guarantors, Crystal Financial, LLC, as administrative agent and collateral agent, and the other lenders from time to time party thereto. The 2018 Term Loan Facility is subject to quarterly amortization of principal equal to 2.5% of the original aggregate principal amount of the 2018 Term Loan Facility, with the balance payable at final maturity. Interest is payable on loans under the 2018 Term Loan Facility at a rate equal to the 90-day LIBOR rate (subject to a 0% floor) plus applicable margins subject to a pricing grid based on a minimum Consolidated EBITDA (as defined in the credit agreement for the 2018 Term Loan Facility) calculation. During the continuance of certain specified events of default, interest will accrue on the outstanding amount of any loan at a rate of 2.0% in excess of the rate otherwise applicable to such amount. The 2018 Term Loan Facility matures on the earlier of August 21, 2023 and the maturity date of the 2018 Revolving Credit Facility (as defined below).

The 2018 Term Loan Facility contains a requirement that Vince, LLC maintain a Consolidated Fixed Charge Coverage Ratio (as defined in the credit agreement for the 2018 Term Loan Facility) as of the last day of any period of four fiscal quarters not to exceed 0.85:1.00 for the fiscal quarter ending November 3, 2018, 1.00:1.00 for the fiscal quarters ending February 2, 2019, 1.20:1.00 for the fiscal quarter ending May 4, 2019, 1.35:1.00 for the fiscal quarter ending August 3, 2019, 1.50:1.00 for the fiscal quarters ending November 2, 2019 and February 1, 2020 and 1.75:1.00 for the fiscal quarter ending May 2, 2020 and each fiscal quarter thereafter. In addition, the 2018 Term Loan Facility contains customary representations and warranties, other covenants, and events of default, including but not limited to, covenants with respect to limitations on the incurrence of additional indebtedness, liens, burdensome agreements, guarantees, investments, loans, asset sales, mergers, acquisitions, prepayment of other debt, the repurchase of capital stock, transactions with affiliates, and the ability to change the nature of the Company’s business or its fiscal year, and distributions and dividends. The 2018 Term Loan Facility generally permits dividends to the extent that no default or event of default is continuing or would result from a contemplated dividend, so long as (i) after giving pro forma effect to the contemplated dividend and for the following six months Excess Availability will be at least the greater of 20.0% of the Loan Cap (as defined in the credit agreement for the 2018 Term Loan Facility) and $10,000, (ii) after giving pro forma effect to the contemplated dividend, the Consolidated Fixed Charge Coverage Ratio for the 12 months preceding such dividend will be greater than or equal to 1.0 to 1.0 (provided that the

Consolidated Fixed Charge Coverage Ratio may be less than 1.0 to 1.0 if, after giving pro forma effect to the contemplated dividend, Excess Availability for the six fiscal months following the dividend is at least the greater of 25.0% of the Loan Cap and $12,500), and (iii) the pro forma Fixed Charge Coverage Ratio after giving effect to such contemplated dividend is no less than the minimum Consolidated Fixed Charge Coverage Ratio for such quarter. In addition, the 2018 Term Loan Facility is subject to a Borrowing Base (as defined in the credit agreement of the 2018 Term Loan Facility) which can, under certain conditions, result in the imposition of a reserve under the 2018 Revolving Credit Facility.

The 2018 Term Loan Facility also contains an Excess Cash Flow (as defined in the credit agreement for the 2018 Term Loan Facility) sweep requirement in which Vince, LLC remits 50% of Excess Cash Flow reduced on a dollar-for-dollar basis by any voluntary prepayments of the 2018 Term Loan Facility or the 2018 Revolving Credit Facility (to the extent accompanied by a permanent reduction in commitments) during such fiscal year or after the fiscal year but prior to the date of the excess cash flow payment, to be applied to the outstanding principal balance commencing 10 business days after the filing of the Company’s Annual Report on Form 10-K starting from fiscal year ending February 1, 2020.

Through November 3, 2018, on an inception to date basis, the Company had not made any repayments on the 2018 Term Loan Facility.

2018 Revolving Credit Facility

On August 21, 2018, Vince, LLC entered into an $80,000 senior secured revolving credit facility (the “2018 Revolving Credit Facility”) pursuant to a credit agreement by and among Vince, LLC, as the borrower, VHC and Vince Intermediate, as guarantors, Citizens Bank, N.A. (“Citizens”), as administrative agent and collateral agent, and the other lenders from time to time party thereto. The 2018 Revolving Credit Facility provides for a revolving line of credit of up to $80,000, subject to a Loan Cap, which is the lesser of (i) the Borrowing Base as defined in the credit agreement for the 2018 Revolving Credit Facility and (ii) the aggregate commitments, as well as a letter of credit sublimit of $25,000. It also provides for an increase in aggregate commitments of up to $20,000. The 2018 Revolving Credit Facility matures on the earlier of August 21, 2023 and the maturity date of the 2018 Term Loan Facility. On August 21, 2018, Vince, LLC incurred $39,555 of borrowings, prior to which $66,271 was available, given the Loan Cap as of such date.

Interest is payable on the loans under the 2018 Revolving Credit Facility at either the LIBOR or the Base Rate, in each case, with applicable margins subject to a pricing grid based on an average daily excess availability calculation. The “Base Rate” means, for any day, a fluctuating rate per annum equal to the highest of (i) the rate of interest in effect for such day as publicly announced from time to time by Citizens as its prime rate; (ii) the Federal Funds Rate for such day, plus 0.5%; and (iii) the LIBOR Rate for a one month interest period as determined on such day, plus 1.00%. During the continuance of certain specified events of default, at the election of Citizens, interest will accrue at a rate of 2.0% in excess of the applicable non-default rate.

The 2018 Revolving Credit Facility contains a requirement that, at any point when Excess Availability (as defined in the credit agreement for the 2018 Revolving Credit Facility) is less than 10.0% of the loan cap and continuing until Excess Availability exceeds the greater of such amounts for 30 consecutive days, Vince must maintain during that time a Consolidated Fixed Charge Coverage Ratio (as defined in the credit agreement for the 2018 Revolving Credit Facility) equal to or greater than 1.0 to 1.0 measured as of the last day of each fiscal month during such period.

The 2018 Revolving Credit Facility contains representations and warranties, other covenants and events of default that are customary for this type of financing, including covenants with respect to limitations on the incurrence of additional indebtedness, liens, burdensome agreements, guarantees, investments, loans, asset sales, mergers, acquisitions, prepayment of other debt, the repurchase of capital stock, transactions with affiliates, and the ability to change the nature of the Company’s business or its fiscal year. The 2018 Revolving Credit Facility generally permits dividends in the absence of any event of default (including any event of default arising from a contemplated dividend), so long as (i) after giving pro forma effect to the contemplated dividend and for the following six months Excess Availability will be at least the greater of 20.0% of the Loan Cap and $10 million and (ii) after giving pro forma effect to the contemplated dividend, the Consolidated Fixed Charge Coverage Ratio for the 12 months preceding such dividend will be greater than or equal to 1.0 to 1.0 (provided that the Consolidated Fixed Charge Coverage Ratio may be less than 1.0 to 1.0 if, after giving pro forma effect to the contemplated dividend, Excess Availability for the six fiscal months following the dividend is at least the greater of 25.0% of the Loan Cap and $12,500).

As of November 3, 2018, $37,831 was available under the 2018 Revolving Credit Facility, net of the loan cap, and there were $35,500 of borrowings outstanding and $6,669 of letters of credit outstanding under the 2018 Revolving Credit Facility. The weighted average interest rate for borrowings outstanding under the 2018 Revolving Credit Facility as of November 3, 2018 was 4.0%.

2013 Term Loan Facility

On November 27, 2013, Vince, LLC and Vince Intermediate entered into a $175,000 senior secured term loan facility (as amended from time to time, the “2013 Term Loan Facility”) with the lenders party thereto, Bank of America, N.A. (“BofA”), as administrative agent, JP Morgan Chase Bank and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers, and Cantor Fitzgerald as documentation agent. The 2013 Term Loan Facility would have matured on November 27, 2019. Vince, LLC and Vince Intermediate were borrowers and VHC was a guarantor under the 2013 Term Loan Facility.

On August 21, 2018, the Company refinanced the 2013 Term Loan Facility by entering into the 2018 Term Loan Facility and the 2018 Revolving Credit Facility. All outstanding amounts under the 2013 Term Loan Facility of $29,146, including interest, were repaid in full and the 2013 Term Loan Facility was terminated.

2013 Revolving Credit Facility

On November 27, 2013, Vince, LLC entered into a $50,000 senior secured revolving credit facility (as amended from time to time, the “2013 Revolving Credit Facility”) with BofA as administrative agent. Vince, LLC was the borrower and VHC and Vince Intermediate were the guarantors under the 2013 Revolving Credit Facility. On June 3, 2015, Vince, LLC entered into a first amendment to the 2013 Revolving Credit Facility, that among other things, increased the aggregate commitments under the facility from $50,000 to $80,000, subject to a loan cap which was the lesser of (i) the Borrowing Base, as defined in the loan agreement, (ii) the aggregate commitments, or (iii) $70,000 until debt obligations under the Company’s 2013 Term Loan Facility have been paid in full, and extended the maturity date from November 27, 2018 to June 3, 2020.

On August 21, 2018, the Company refinanced the 2013 Revolving Credit Facility by entering into the 2018 Term Loan Facility and the 2018 Revolving Credit Facility. All outstanding amounts under the 2013 Term Loan Facility of $40,689, including interest, were repaid in full and the 2013 Revolving Credit Facility was terminated.

Note 5. Inventory

Inventories consisted of finished goods. As of November 3, 2018 and February 3, 2018, finished goods, net of reserves were $61,515 and $48,921, respectively.

Note 6. Share-Based Compensation

Employee Stock Plans

Vince 2013 Incentive Plan

In connection with the IPO, the Company adopted the Vince 2013 Incentive Plan, which provides for grants of stock options, stock appreciation rights, restricted stock and other stock-based awards. In May 2018, the Company filed Registration Statement on Form S-8 to register an additional 660,000 shares of common stock available for issuance under the Vince 2013 Incentive Plan. The aggregate number of shares of common stock which may be issued or used for reference purposes under the Vince 2013 Incentive Plan or with respect to which awards may be granted may not exceed 1,000,000 shares, as adjusted to reflect the Reverse Stock Split. The shares available for issuance under the Vince 2013 Incentive Plan may be, in whole or in part, either authorized and unissued shares of the Company’s common stock or shares of common stock held in or acquired for the Company’s treasury. In general, if awards under the Vince 2013 Incentive Plan are cancelled for any reason, or expire or terminate unexercised, the shares covered by such award may again be available for the grant of awards under the Vince 2013 Incentive Plan. As of November 3, 2018, there were 478,122 shares under the Vince 2013 Incentive Plan available for future grants. Options granted pursuant to the Vince 2013 Incentive Plan typically vest in equal installments over four years, subject to the employees’ continued employment and expire on the earlier of the tenth anniversary of the grant date or upon termination as outlined in the Vince 2013 Incentive Plan. Restricted stock units (“RSUs”) granted vest in equal installments over a three-year period or vest in equal installments over four years, subject to the employees’ continued employment, except for RSUs issued under the exchange offer described below.

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

Employee Stock Purchase Plan

The Company maintains an employee stock purchase plan (“ESPP”) for its employees. Under the ESPP, all eligible employees may contribute up to 10% of their base compensation, up to a maximum contribution of $10 per year. The purchase price of the stock is 90% of the fair market value, with purchases executed on a quarterly basis. The plan is defined as compensatory, and accordingly, a charge for compensation expense is recorded to selling, general and administrative expense for the difference between the fair market value and the discounted purchase price of the Company’s Stock. During the nine months ended November 3, 2018, 928 shares of common stock were subscribed under the ESPP. During the nine months ended October 28, 2017, 4,244 shares of common stock were issued under the ESPP, as adjusted to reflect the Reverse Stock Split. As of November 3, 2018, there were 94,051 shares available for future issuance under the ESPP, as adjusted to reflect the Reverse Stock Split.

Stock Options

A summary of stock option activity for both employees and non-employees for the nine months ended November 3, 2018 is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at February 3, 2018	170,757	$42.23	8.1	$32
Granted	—	$—
Exercised	—	$—
Forfeited or expired[1]	(170,553)	$42.23
Outstanding at November 3, 2018	204	$31.71	6.9	$—

Vested and exercisable at November 3, 2018	154	$38.87	6.9	$—

1 Includes 149,819 options that were exchanged as part of the Option Exchange.

Of the above outstanding shares, 50 are expected to vest.

Restricted Stock Units

A summary of restricted stock unit activity for the nine months ended November 3, 2018 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Nonvested restricted stock units at February 3, 2018	13,236	$29.19
Granted[2]	543,851	$8.97
Vested	(4,784)	$34.16
Forfeited	(40,585)	$9.91
Nonvested restricted stock units at November 3, 2018	511,718	$9.18

2 Includes 267,538 units that were granted as part of the Option Exchange.

Share-Based Compensation Expense

The Company recognized share-based compensation expense of $352 and $429, including expense of $43 and $296 respectively, related to non-employees, during the three months ended November 3, 2018 and October 28, 2017, respectively. The Company recognized share-based compensation expense of $945 and $912, including expense of $114 and $709 respectively, related to non-employees, during the nine months ended November 3, 2018 and October 28, 2017, respectively.

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

The following is a reconciliation of weighted average basic shares to weighted average diluted shares outstanding:

	Three Months Ended		Nine Months Ended
	November 3,	October 28,	November 3,	October 28,
	2018	2017	2018	2017
Weighted-average shares—basic	11,621,012	8,610,869	11,619,059	6,166,219
Effect of dilutive equity securities	226,594	439	—	—
Weighted-average shares—diluted	11,847,606	8,611,308	11,619,059	6,166,219

Because the Company incurred a net loss for the nine months ended November 3, 2018 and October 28, 2017, weighted-average basic shares and weighted-average diluted shares outstanding are equal for these periods.

For the three months ended November 3, 2018 and October 28, 2017, 2,466 and 183,566 weighted average shares of share-based compensation, respectively, were excluded from the computation of weighted average shares for diluted earnings per share, as their effect would have been anti-dilutive.

For the nine months ended November 3, 2018 and October 28, 2017, 117,831 and 189,060 weighted average shares of share-based compensation, respectively, were excluded from the computation of weighted average shares for diluted earnings per share, as their effect would have been anti-dilutive.

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

	November 3,	February 3,
(in thousands)	2018	2018
Cash and cash equivalents	$1,050	$5,372
Restricted cash	10	73
Total Cash, cash equivalents, and restricted cash	$1,060	$5,445

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

Revenue associated with gift cards is recognized upon redemption and unredeemed balances are considered contract liability and recorded within other accrued expenses, which are subject to escheatment within the jurisdictions in which it operates. As of November 3, 2018 and February 3, 2018, contract liability was $1,253 and $1,229, respectively.  For the three and nine months ended November 3, 2018, the Company recognized $52 and $252 of revenue respectively that was previously included in contract liability as of February 3, 2018.

Amounts billed to customers for shipping and handling costs are not significant.  Such shipping and handling costs are accounted for as a fulfillment cost and are included in cost of products sold. Sales taxes that are collected by the Company from a customer are excluded from revenue.

Sales are measured as the amount of consideration the Company expects to receive in exchange for transferring goods, which includes estimates for variable consideration. Variable consideration mainly includes discounts, chargebacks, markdown allowances, cooperative advertising programs, and sales returns. Estimated amounts of discounts, chargebacks, markdown allowances, cooperative advertising programs, and sales returns are accounted for as reductions of sales when the associated sale occurs. These estimated amounts are adjusted periodically based on changes in facts and circumstances when the changes become known. On the Company’s condensed consolidated balance sheet, reserves for sales returns are included within other accrued liabilities, and the value of inventory associated with reserves for sales returns are included in prepaid expenses and other current assets. The Company continues to estimate the amount of sales returns based on known trends and historical return rates.

The following table summarizes the impacts of adopting Topic 606 on the Company’s condensed consolidated balance sheet as of November 3, 2018.

	Impact of changes in accounting standard
	As		Balances without
(in thousands)	reported	Adjustments	adoption of Topic 606
Assets
Trade receivables, net	32,323	(1,397)	30,926
Prepaid expenses and other current assets	6,369	(1,237)	5,132

Liabilities
Other accrued expenses	9,473	(2,634)	6,839

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02: “Leases (Topic 842)”, a new lease accounting standard. The guidance requires lessees to recognize right-of-use lease assets and lease liabilities on the balance sheet for those leases currently classified as operating leases. In July 2018, the FASB issued ASU 2018-11: “Leases (Topic 842): Targeted improvements” which provides companies with an additional transition method to apply the new guidance at the adoption date instead of the earliest period presented in the financial statements. The Company expects to utilize this transition method upon adoption. The Company is currently compiling an inventory of lease arrangements in order to determine the impact the new guidance will have on the consolidated financial statements and disclosures. The Company has selected new lease accounting software in preparation for the standard's additional reporting requirements. The Company continues to evaluate the impact of adopting this guidance on the consolidated financial statements.  However, based on the assessment to date, the Company expects that the adoption of the guidance will result in a material increase in lease-related assets and liabilities recognized in the Company’s Consolidated Balance Sheets, but the Company is unable to quantify the impact at this time.

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

Summary information for the Company’s reportable segments is presented below.

	Three Months Ended		Nine Months Ended
	November 3,	October 28,	November 3,	October 28,
(in thousands)	2018	2017	2018	2017
Net Sales:
Wholesale	$52,986	$52,990	$119,325	$127,647
Direct-to-consumer	30,540	26,077	81,843	70,287
Total net sales	$83,526	$79,067	$201,168	$197,934
Income (loss) before income taxes:
Wholesale	$19,031	$16,454	$35,340	$35,882
Direct-to-consumer	2,702	3,000	4,354	(84)
Subtotal	21,733	19,454	39,694	35,798
Unallocated corporate expenses	(12,766)	(14,145)	(37,515)	(47,542)
Interest expense, net	2,154	1,693	4,740	4,013
Other expense, net	78	113	87	116
Total income (loss) before income taxes	$6,735	$3,503	$(2,648)	$(15,873)

	November 3,	February 3,
(in thousands)	2018	2018
Total Assets:
Wholesale	$76,211	$58,733
Direct-to-consumer	47,301	40,751
Unallocated corporate	127,410	135,050
Total assets	$250,922	$234,534

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

RT is owned by affiliates of Sun Capital Partners, Inc., whose affiliates owned approximately 73% of the outstanding common stock of the Company as of November 3, 2018. During the three and nine months ended November 3, 2018, the Company has paid $0 and $29 respectively for orders placed under the Sourcing Arrangement. During the three and nine months ended October 28, 2017, the Company had paid $14,163 and $14,163 respectively for orders placed under the Sourcing Arrangement. No new orders have been placed under the Sourcing Arrangement since September 2017. On May 30, 2018, the Company terminated the Sourcing Arrangement with RT effective as of February 3, 2018. There were no early termination penalties incurred by the Company as a result of the termination.

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

As of November 3, 2018, the Company’s total obligation under the Tax Receivable Agreement is estimated to be $58,273, which is included as a component of Other liabilities on the condensed consolidated balance sheet. The tax benefit payment of $351, including accrued interest, with respect to the 2016 taxable year was paid in the first quarter of fiscal 2018. The Tax Receivable Agreement expires on December 31, 2023. The obligation was originally recorded in connection with the IPO as an adjustment to additional paid-in capital on the Company’s condensed consolidated balance sheet.

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

As of November 3, 2018, affiliates of Sun Capital Partners, Inc., including the Sun Cardinal Investors, collectively beneficially owned approximately 73% of the Company’s outstanding common stock.

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

During the three months ended November 3, 2018 and October 28, 2017, the Company incurred expenses of $8 and $11, respectively, under the Sun Capital Consulting Agreement. During the nine months ended November 3, 2018 and October 28, 2017, the Company incurred expenses of $31 and $29, respectively, under this agreement.

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

Executive Overview

Established in 2002, Vince is a global luxury apparel and accessories brand best known for creating elevated yet understated pieces for every day. The collections are inspired by the brand’s California origins and embody a feeling of warm and effortless style.  Vince designs uncomplicated yet refined pieces that approach dressing with a sense of ease.  Known for its range of luxury products, Vince offers women’s and men’s ready-to-wear and footwear as well as capsule collection of handbags, and home for a global lifestyle. Vince products are sold in prestige locations worldwide. Additionally, we have entered into limited distribution arrangements with Nordstrom, Inc. and Neiman Marcus Group LTD in order to rationalize our department store distribution strategy which is intended to improve profitability in the Wholesale segment in the future and to enable us to focus on other areas of growth for the brand, particularly in the Direct-to-consumer segment. We continue to capture the sales from exited wholesale doors through our retail and e-commerce businesses while collaborating with the wholesale partners in various areas including merchandising and logistics to build a more profitable and focused wholesale business.

We serve our customers through a variety of channels that reinforce the Vince brand image. Our diversified channel strategy allows us to introduce our products to customers through multiple distribution points that are reported in two segments: Wholesale and Direct-to-consumer.

The following is a summary of highlights during the three months ended November 3, 2018:

•	Our net sales totaled $83,526, reflecting a 5.6% increase compared to prior year net sales of $79,067.
•

Our Wholesale net sales were $52,986, which was flat compared to last year, and our Direct-to-consumer net sales increased 17.1% to $30,540. Comparable sales, including e-commerce, increased 14.1% compared to last year.

•	Selling, general, and administrative expenses were $31,850, an increase of $492 or 1.6% compared to $31,358 in the prior year.
•	Net income for the quarter was $6,765, or $0.57 per share, compared to $3,509, or $0.41 per share, in the prior year.
•	We opened two new retail stores and closed one retail store during the quarter.
•

We refinanced our 2013 Term Loan Facility and 2013 Revolving Credit Facility during the quarter by entering into a new $27,500 senior secured term loan facility (“2018 Term Loan Facility”) and a new $80,000 senior secured revolving credit facility (“2018 Revolving Credit Facility”). As of November 3, 2018, we had $63,000 of total debt principal outstanding, comprised of $27,500 outstanding under our 2018 Term Loan Facility and $35,500 outstanding on our 2018 Revolving Credit Facility, as well as $1,050 of cash and cash equivalents.

Results of Operations

The following table presents, for the periods indicated, our operating results as a percentage of net sales, as well as earnings per share data:

	Three Months Ended				Nine Months Ended
	November 3, 2018		October 28, 2017		November 3, 2018		October 28, 2017
		% of Net		% of Net		% of Net		% of Net
	Amount	Sales	Amount	Sales	Amount	Sales	Amount	Sales
(in thousands, except per share data, store counts and percentages)
Statements of Operations:
Net sales	$83,526	100.0%	$79,067	100.0%	$201,168	100.0%	$197,934	100.0%
Cost of products sold	42,709	51.1%	42,400	53.6%	107,096	53.2%	110,120	55.6%
Gross profit	40,817	48.9%	36,667	46.4%	94,072	46.8%	87,814	44.4%
Selling, general and administrative expenses	31,850	38.2%	31,358	39.7%	91,893	45.7%	99,558	50.3%
Income (loss) from operations	8,967	10.7%	5,309	6.7%	2,179	1.1%	(11,744)	(5.9)%
Interest expense, net	2,154	2.6%	1,693	2.1%	4,740	2.4%	4,013	2.0%
Other expense, net	78	0.0%	113	0.2%	87	0.0%	116	0.1%
Income (loss) before income taxes	6,735	8.1%	3,503	4.4%	(2,648)	(1.3)%	(15,873)	(8.0)%
Provision (benefit) for income taxes	(30)	0.0%	(6)	0.0%	46	0.0%	42	0.0%
Net Income (loss) and comprehensive income (loss)	$6,765	8.1%	$3,509	4.4%	$(2,694)	(1.3)%	$(15,915)	(8.0)%
Earnings (Loss) per share:
Basic earnings (loss) per share	$0.58		$0.41		$(0.23)		$(2.58)
Diluted earnings (loss) per share	$0.57		$0.41		$(0.23)		$(2.58)
Other Operating and Financial Data:
Total stores at end of period	59		55		59		55
Comparable sales growth (1) (2)	14.1%		4.4%		13.6%		(0.5)%

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

Three Months Ended November 3, 2018 Compared to Three Months Ended October 28, 2017

Net sales for the three months ended November 3, 2018 were $83,526, increasing $4,459, or 5.6%, versus $79,067 for the three months ended October 28, 2017. Net sales by reportable segment were as follows:

	Three Months Ended
	November 3,	October 28,
(in thousands)	2018	2017
Wholesale	$52,986	$52,990
Direct-to-consumer	30,540	26,077
Total net sales	$83,526	$79,067

Net sales from our Wholesale segment decreased to $52,986 in the three months ended November 3, 2018 from $52,990 in the three months ended October 28, 2017 due to the decline in shipments related to our planned reduction in full-price wholesale partners offset by lower sales allowances.

Net sales from our Direct-to-consumer segment increased $4,463, or 17.1%, to $30,540 in the three months ended November 3, 2018 from $26,077 in the three months ended October 28, 2017. Comparable sales increased $3,578, or 14.1%, including e-commerce, primarily due to increase in transactions partially offset by a lower average unit retail related to product mix. Non-comparable sales contributed $885 of sales growth. Since October 28, 2017, four net new stores have opened, bringing our total retail store count to 59 as of November 3, 2018, compared to 55 as of the end of the prior year period.

Gross profit increased 11.3% to $40,817 for the three months ended November 3, 2018 from $36,667 in the prior year third quarter. As a percentage of sales, gross margin was 48.9%, compared with 46.4% in the prior year third quarter. The total gross margin rate increase was primarily driven by the following factors:

•	The favorable impact from a decrease in the rate of sales allowances contributed approximately 200 basis points of improvement;
•	The favorable impact from lower product and supply chain costs contributed approximately 140 basis points of improvement;
•

The favorable impact from non-recurring costs incurred in the third quarter of fiscal 2017 related to the exit of certain wholesale partners contributed approximately 90 basis points of improvement; and

•	The unfavorable impact from year-over-year adjustments to inventory reserves contributed negatively by approximately 170 basis points.

Selling, general and administrative (“SG&A”) expenses for the three months ended November 3, 2018 were $31,850, increasing $492, or 1.6%, versus $31,358 for the three months ended October 28, 2017. SG&A expenses as a percentage of sales were 38.2% and 39.7% for the three months ended November 3, 2018 and October 28, 2017, respectively. The change in SG&A expenses compared to the prior fiscal year period was primarily due to:

•	$758 of increased marketing and advertising expenses;
•	$702 of increased compensation and benefits;
•	$326 of increased banking fees; and
•	$212 of increased rent and occupancy due to new store openings.

The above increases were partially offset by:

•	$1,138 of costs incurred in the prior year associated with the remediation and optimization of the systems implemented during fiscal 2016 which were not incurred in the current year; and
•	$492 decrease in depreciation and amortization expense.

Income from operations by segment for the three months ended November 3, 2018 and October 28, 2017 is summarized in the following table:

	Three Months Ended
	November 3,	October 28,
(in thousands)	2018	2017
Wholesale	$19,031	$16,454
Direct-to-consumer	2,702	3,000
Subtotal	21,733	19,454
Unallocated corporate expenses	(12,766)	(14,145)
Total income from operations	$8,967	$5,309

Operating income from our Wholesale segment increased $2,577, or 15.7%, to $19,031 in the three months ended November 3, 2018 from $16,454 in the three months ended October 28, 2017 primarily driven by higher gross margin.

Operating income from our Direct-to-consumer segment decreased $298, or 9.9%, to $2,702 in the three months ended November 3, 2018 from $3,000 in the three months ended October 28, 2017 primarily driven by higher SG&A expenses associated with increased occupancy costs and higher digital marketing and advertising expenses.

Unallocated corporate expenses are comprised of SG&A expenses attributable to corporate and administrative activities (such as marketing, design, finance, information technology, legal and human resources departments) and other charges that are not directly attributable to our reportable segments.

Interest expense increased $461, or 27.2%, to $2,154 in the three months ended November 3, 2018 from $1,693 in the three months ended October 28, 2017 primarily due to a $816 write-off of deferred financing costs related to the 2013 Term Loan Facility and the 2013 Revolving Credit Facility offset by lower deferred financing cost amortization of the 2018 debt facilities compared to the 2013 debt facilities.

Other (income) expense, net decreased $35 to $78 in the three months ended November 3, 2018 from $113 in the three months ended October 28, 2017.

Benefit for income taxes for the three months ended November 3, 2018 was $30 as compared to a benefit of $6 for the three months ended October 28, 2017. On December 22, 2017, U.S. tax reform legislation known as the Tax Cuts and Jobs Act (“TCJA”) was signed into law. The TCJA makes substantial changes to U.S. tax law, including a reduction in the corporate tax rate from 35% to 21%, a limitation on deductibility of interest expense, a limitation on the use of net operating losses to offset future taxable income, and the allowance of immediate expensing of capital expenditures. Our effective tax rate for the three months ended November 3, 2018 and October 28, 2017 was 0.4% and 0.2%, respectively. The effective tax rate for the three months ended November 3, 2018 differed from the U.S. statutory rate of 21% primarily due to a return to provision adjustment offset by state taxes and reduction in the valuation allowance. The effective tax rate for the three months ended October 28, 2017 differed from the U.S. statutory rate of 35%, primarily due to the impact of the valuation allowance established against our deferred tax assets partly offset by state taxes.

Nine Months Ended November 3, 2018 Compared to Nine Months Ended October 28, 2017

Net sales for the nine months ended November 3, 2018 were $201,168, increasing $3,234, or 1.6%, versus $197,934 for the nine months ended October 28, 2017. Net sales by reportable segment were as follows:

	Nine Months Ended
	November 3,	October 28,
(in thousands)	2018	2017
Wholesale	$119,325	$127,647
Direct-to-consumer	81,843	70,287
Total net sales	$201,168	$197,934

Net sales from our Wholesale segment decreased $8,322, or 6.5%, to $119,325 in the nine months ended November 3, 2018 from $127,647 in the nine months ended October 28, 2017, primarily due to the planned reduction in full-price wholesale partners and decrease in off-price sales.

Net sales from our Direct-to-consumer segment increased $11,556, or 16.4%, to $81,843 in the nine months ended November 3, 2018 from $70,287 in the nine months ended October 28, 2017. Comparable sales increased $9,366, or 13.6%, including e-commerce, primarily due to an increase in transactions. Non-comparable sales contributed $2,190 of sales growth. Since October 28, 2017, four net new stores have opened, bringing our total retail store count to 59 as of November 3, 2018, compared to 55 as of the end of the prior year period.

Gross profit increased 7.1% to $94,072 for the nine months ended November 3, 2018 from $87,814 in the same prior year period. As a percentage of sales, gross margin was 46.8%, compared with 44.4% in the same prior year period. The total gross margin rate increase was primarily driven by the following factors:

•	The favorable impact of lower product and supply chain costs contributed approximately 220 basis points of improvement;
•	The favorable impact from a decrease in the rate of sales allowances contributed 120 basis points of improvement;
•	The favorable impact of channel mix contributed approximately 100 basis points of improvement; and
•	The unfavorable impact from year-over-year adjustments to inventory reserves contributed negatively by approximately 220 basis points.

Selling, general and administrative (“SG&A”) expenses for the nine months ended November 3, 2018 were $91,893, decreasing $7,665, or 7.7%, versus $99,558 for the nine months ended October 28, 2017. SG&A expenses as a percentage of sales were 45.7% and 50.3% for the nine months ended November 3, 2018 and October 28, 2017, respectively. The change in SG&A expenses compared to the prior fiscal year period was primarily due to:

•	$4,100 of costs incurred in the prior year associated with the remediation and optimization of the systems implemented during fiscal 2016 which were not incurred in the current year;
•	$3,133 of decreased product development costs;
•	$1,278 of decreased depreciation and amortization expense;
•	$1,258 of decreased severance costs; and
•	$1,151 of one-time investments in the prior year primarily associated with our efforts to reduce costs and improve profitability which were not incurred in the current year.

The above decreases were partially offset by:

•	$1,645 of increased compensation and benefits;
•	$1,273 of increased marketing and advertising expenses; and
•	$427 of increased rent and occupancy due to net new store openings.

Income (loss) from operations by segment for the nine months ended November 3, 2018 and October 28, 2017 is summarized in the following table:

	Nine Months Ended
	November 3,	October 28,
(in thousands)	2018	2017
Wholesale	$35,340	$35,882
Direct-to-consumer	4,354	(84)
Subtotal	39,694	35,798
Unallocated corporate expenses	(37,515)	(47,542)
Total income (loss) from operations	$2,179	$(11,744)

Operating income from our Wholesale segment decreased $542, or 1.5%, to $35,340 in the nine months ended November 3, 2018 from $35,882 in the nine months ended October 28, 2017 primarily driven by lower sales offset by higher gross margin.

Operating income from our Direct-to-consumer segment increased $4,438, or 5283.3%, to $4,354 in the nine months ended November 3, 2018 from a loss of $84 in the nine months ended October 28, 2017 primarily driven by the sales increase discussed above.

Unallocated corporate expenses are comprised of SG&A expenses attributable to corporate and administrative activities (such as marketing, design, finance, information technology, legal and human resources departments) and other charges that are not directly attributable to our reportable segments.

Interest expense increased $727, or 18.1%, to $4,740 in the nine months ended November 3, 2018 from $4,013 in the nine months ended October 28, 2017 primarily due to a $816 write-off of deferred financing cost related to the 2013 Term Loan and the 2013 Revolving Credit Facility and higher interest expense due to higher overall debt balances.

Other (income) expense, net decreased $29, or 25.0% to $87 in the nine months ended November 3, 2018 from $116 in the nine months ended October 28, 2017.

Provision for income taxes for the nine months ended November 3, 2018 was $46 as compared to $42 for the nine months ended October 28, 2017. On December 22, 2017, U.S. tax reform legislation known as the Tax Cuts and Jobs Act (“TCJA”) was signed into law. The TCJA makes substantial changes to U.S. tax law, including a reduction in the corporate tax rate from 35% to 21%, a limitation on deductibility of interest expense, a limitation on the use of net operating losses to offset future taxable income, and the allowance of immediate expensing of capital expenditures. Our effective tax rate for the nine months ended November 3, 2018 and October 28, 2017 was 1.7% and 0.3%, respectively. The effective tax rate for the nine months ended November 3, 2018 differed from the U.S. statutory rate of 21 % primarily due to the impact of a return to provision adjustment offset by state taxes and the impact of the valuation allowance established against our deferred tax asset. The effective tax rate for nine months ended October 28, 2017 differed from the U.S. statutory rate of 35% primarily due to the impact of the valuation allowance established against our deferred tax assets partly offset by state taxes.

Liquidity and Capital Resources

Our sources of liquidity are cash and cash equivalents, cash flows from operations, if any, borrowings available under our revolving credit facility and our ability to access the capital markets. Our primary cash needs are funding working capital requirements, meeting our debt service requirements, paying amounts due under the Tax Receivable Agreement and capital expenditures for new stores and related leasehold improvements. The most significant components of our working capital are cash and cash equivalents, accounts receivable, inventories, accounts payable and other current liabilities. We believe that our sources of liquidity will generate sufficient cash flows to meet our obligations during the next twelve months from the date the financial statements are issued.

Operating Activities

	Nine Months Ended
(in thousands)	November 3, 2018	October 28, 2017
Operating activities
Net loss	$(2,694)	$(15,915)
Add (deduct) items not affecting operating cash flows:
Depreciation and amortization	6,117	7,398
Provision for inventories	266	165
Loss on disposal of property and equipment	280	—
Deferred rent	(885)	(974)
Share-based compensation expense	945	912
Loss on debt extinguishment	816	—
Other	517	1,003
Changes in assets and liabilities:
Receivables, net	(11,563)	(20,942)
Inventories	(12,860)	(13,014)
Prepaid expenses and other current assets	580	780
Accounts payable and accrued expenses	5,649	(17,234)
Other assets and liabilities	97	(810)
Net cash used in operating activities	$(12,735)	$(58,631)

Net cash used in operating activities during the nine months ended November 3, 2018 was $12,735, which consisted of a net loss of $2,694, impacted by non-cash items of $8,056 and cash used in working capital of $18,097. Net cash used in working capital primarily resulted from a cash outflow of $12,860 in inventories primarily due to the planned product returns from exited wholesale partners and reinstatement of replenishment program, and cash outflow of $11,563 in receivables, net primarily driven by timing of collections, offset by a cash inflow in accounts payable and accrued expenses of $5,649 primarily due to the timing of payments to vendors.

Net cash used in operating activities during the nine months ended October 28, 2017 was $58,631, which consisted of a net loss of $15,915, impacted by non-cash items of $8,504 and cash used in working capital of $51,220. Net cash used in working capital primarily resulted from a cash outflow of $20,942 in receivables, net primarily driven by timing of collections, a cash outflow in accounts payable and accrued expenses of $17,234 due to the timing of payments to vendors and a cash outflow of $13,014 in inventories.

Investing Activities

	Nine Months Ended
(in thousands)	November 3, 2018	October 28, 2017
Investing activities
Payments for capital expenditures	$(2,303)	$(3,017)
Net cash used in investing activities	$(2,303)	$(3,017)

Net cash used in investing activities of $2,303 during the nine months ended November 3, 2018 represents capital expenditures primarily related to the investment in our retail store build-outs, including leasehold improvements and store fixtures.

Net cash used in investing activities of $3,017 during the nine months ended October 28, 2017 represents capital expenditures primarily related to the investment in our retail store build-outs, including leasehold improvements and store fixtures and our new systems.

Financing Activities

	Nine Months Ended
(in thousands)	November 3, 2018	October 28, 2017
Financing activities
Proceeds from borrowings under the Revolving Credit Facilities	$245,459	$234,867
Repayment of borrowings under the Revolving Credit Facilities	(226,859)	(207,991)
Proceeds from borrowings under the Term Loan Facilities	27,500	—
Repayment of borrowings under the Term Loan Facilities	(33,000)	(9,000)
Proceeds from common stock issuance, net of transaction costs	—	29,047
Proceeds from stock option exercises and issuance of common stock under employee stock purchase plan	—	40
Financing fees	(2,447)	(555)
Net cash provided by financing activities	$10,653	$46,408

Net cash provided by financing activities was $10,653 during the nine months ended November 3, 2018, primarily consisting of $35,500 net proceeds from borrowings under our 2018 Revolving Credit Facility and $27,500 of borrowings under the 2018 Term Loan Facility, partly offset by $16,900 of net repayments under the 2013 Revolving Credit Facility and $33,000 of repayments under the 2013 Term Loan Facility. $2,447 of financing fees were paid as part of the refinancing of our 2013 Revolving Credit Facility and 2013 Term Loan Facility.

Net cash provided by financing activities was $46,408 during the nine months ended October 28, 2017, primarily consisting of $29,047 of net proceeds received from the 2017 Rights Offering and $26,876 of net proceeds from borrowings under our 2013 Revolving Credit Facility, partly offset by $9,000 of repayments under the 2013 Term Loan Facility.

2018 Term Loan Facility

On August 21, 2018, Vince, LLC entered into a $27,500 senior secured term loan facility (the “2018 Term Loan Facility”) pursuant to a credit agreement by and among Vince, LLC, as the borrower, VHC and Vince Intermediate Holdings, LLC, a direct subsidiary of VHC and the direct parent company of Vince, LLC (“Vince Intermediate”), as guarantors, Crystal Financial, LLC, as administrative agent and collateral agent, and the other lenders from time to time party thereto. The 2018 Term Loan Facility is subject to quarterly amortization of principal equal to 2.5% of the original aggregate principal amount of the 2018 Term Loan Facility, with the balance payable at final maturity. Interest is payable on loans under the 2018 Term Loan Facility at a rate equal to the 90-day LIBOR rate (subject to a 0% floor) plus applicable margins subject to a pricing grid based on a minimum Consolidated EBITDA (as defined in the credit agreement for the 2018 Term Loan Facility) calculation. During the continuance of certain specified events of default, interest will accrue on the outstanding amount of any loan at a rate of 2.0% in excess of the rate otherwise applicable to such amount. The 2018 Term Loan Facility matures on the earlier of August 21, 2023 and the maturity date of the 2018 Revolving Credit Facility (as defined below).

The 2018 Term Loan Facility contains a requirement that Vince, LLC maintain a Consolidated Fixed Charge Coverage Ratio (as defined in the credit agreement for the 2018 Term Loan Facility) as of the last day of any period of four fiscal quarters not to exceed 0.85:1.00 for the fiscal quarter ending November 3, 2018, 1.00:1.00 for the fiscal quarters ending February 2, 2019, 1.20:1.00 for the fiscal quarter ending May 4, 2019, 1.35:1.00 for the fiscal quarter ending August 3, 2019, 1.50:1.00 for the fiscal quarters ending November 2, 2019 and February 1, 2020 and 1.75:1.00 for the fiscal quarter ending May 2, 2020 and each fiscal quarter thereafter. In addition, the 2018 Term Loan Facility contains customary representations and warranties, other covenants, and events of default, including but not limited to, covenants with respect to limitations on the incurrence of additional indebtedness, liens, burdensome agreements, guarantees, investments, loans, asset sales, mergers, acquisitions, prepayment of other debt, the repurchase of capital stock, transactions with affiliates, and the ability to change the nature of the Company’s business or its fiscal year, and distributions and dividends. The 2018 Term Loan Facility generally permits dividends to the extent that no default or event of default is continuing or would result from a contemplated dividend, so long as (i) after giving pro forma effect to the contemplated dividend and for the following six months Excess Availability will be at least the greater of 20.0% of the Loan Cap (as defined in the credit agreement for the 2018 Term Loan Facility) and $10,000, (ii) after giving pro forma effect to the contemplated dividend, the Consolidated Fixed Charge Coverage Ratio for the 12 months preceding such dividend will be greater than or equal to 1.0 to 1.0 (provided that the Consolidated Fixed Charge Coverage Ratio may be less than 1.0 to 1.0 if, after giving pro forma effect to the contemplated dividend, Excess Availability for the six fiscal months following the dividend is at least the greater of 25.0% of the Loan Cap and $12,500), and (iii) the pro forma Fixed Charge Coverage Ratio after giving effect to such contemplated dividend is no less than the minimum Consolidated Fixed Charge Coverage Ratio for such quarter. In addition, the 2018 Term Loan Facility is subject to a Borrowing Base (as defined in the credit agreement of the 2018 Term Loan Facility) which can, under certain conditions, result in the imposition of a reserve under the 2018 Revolving Credit Facility.

The 2018 Term Loan Facility also contains an Excess Cash Flow (as defined in the credit agreement for the 2018 Term Loan Facility) sweep requirement in which Vince, LLC remits 50% of Excess Cash Flow reduced on a dollar-for-dollar basis by any voluntary prepayments of the 2018 Term Loan Facility or the 2018 Revolving Credit Facility (to the extent accompanied by a permanent reduction in commitments) during such fiscal year or after the fiscal year but prior to the date of the excess cash flow payment, to be applied to the outstanding principal balance commencing 10 business days after the filing of the Company’s Annual Report on Form 10-K starting from fiscal year ending February 1, 2020.

Through November 3, 2018, on an inception to date basis, the Company had not made any repayments on the 2018 Term Loan Facility.

2018 Revolving Credit Facility

On August 21, 2018, Vince, LLC entered into an $80,000 senior secured revolving credit facility (the “2018 Revolving Credit Facility”) pursuant to a credit agreement by and among Vince, LLC, as the borrower, VHC and Vince Intermediate, as guarantors, Citizens Bank, N.A. (“Citizens”) as administrative agent and collateral agent, and the other lenders from time to time party thereto. The 2018 Revolving Credit Facility provides for a revolving line of credit of up to $80,000, subject to a Loan Cap, which is the lesser of (i) the Borrowing Base as defined in the credit agreement for the 2018 Revolving Credit Facility and (ii) the aggregate commitments, as well as a letter of credit sublimit of $25,000. It also provides for an increase in aggregate commitments of up to $20,000. The 2018 Revolving Credit Facility matures on the earlier of August 21, 2023 and the maturity date of the 2018 Term Loan Facility. On August 21, 2018, Vince, LLC incurred $39,555 of borrowings, prior to which $66,271 was available, given the Loan Cap as of such date.

Interest is payable on the loans under the 2018 Revolving Credit Facility at either the LIBOR or the Base Rate, in each case, with applicable margins subject to a pricing grid based on an average daily excess availability calculation. The “Base Rate” means, for any day, a fluctuating rate per annum equal to the highest of (i) the rate of interest in effect for such day as publicly announced from time to time by Citizens as its prime rate; (ii) the Federal Funds Rate for such day, plus 0.5%; and (iii) the LIBOR Rate for a one month interest period as determined on such day, plus 1.00%. During the continuance of certain specified events of default, at the election of Citizens, interest will accrue at a rate of 2.0% in excess of the applicable non-default rate.

The 2018 Revolving Credit Facility contains a requirement that, at any point when Excess Availability (as defined in the credit agreement for the 2018 Revolving Credit Facility) is less than 10.0% of the loan cap and continuing until Excess Availability exceeds the greater of such amounts for 30 consecutive days, Vince must maintain during that time a Consolidated Fixed Charge Coverage Ratio (as defined in the credit agreement for the 2018 Revolving Credit Facility) equal to or greater than 1.0 to 1.0 measured as of the last day of each fiscal month during such period.

The 2018 Revolving Credit Facility contains representations and warranties, other covenants and events of default that are customary for this type of financing, including covenants with respect to limitations on the incurrence of additional indebtedness, liens, burdensome agreements, guarantees, investments, loans, asset sales, mergers, acquisitions, prepayment of other debt, the repurchase of capital stock, transactions with affiliates, and the ability to change the nature of the Company’s business or its fiscal year. The 2018 Revolving Credit Facility generally permits dividends in the absence of any event of default (including any event of default arising from a contemplated dividend), so long as (i) after giving pro forma effect to the contemplated dividend and for the following six months Excess Availability will be at least the greater of 20.0% of the Loan Cap and $10 million and (ii) after giving pro forma effect to the contemplated dividend, the Consolidated Fixed Charge Coverage Ratio for the 12 months preceding such dividend will be greater than or equal to 1.0 to 1.0 (provided that the Consolidated Fixed Charge Coverage Ratio may be less than 1.0 to 1.0 if, after giving pro forma effect to the contemplated dividend, Excess Availability for the six fiscal months following the dividend is at least the greater of 25.0% of the Loan Cap and $12,500).

As of November 3, 2018, $37,831 was available under the 2018 Revolving Credit Facility, net of the loan cap, and there were $35,500 of borrowings outstanding and $6,669 of letters of credit outstanding under the 2018 Revolving Credit Facility. The weighted average interest rate for borrowings outstanding under the 2018 Revolving Credit Facility as of November 3, 2018 was 4.0%.

2013 Term Loan Facility

On November 27, 2013, Vince, LLC and Vince Intermediate entered into a $175,000 senior secured term loan facility (as amended from time to time, the “2013 Term Loan Facility”) with the lenders party thereto, Bank of America, N.A. (“BofA”), as administrative agent, JP Morgan Chase Bank and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers, and Cantor Fitzgerald as documentation agent. The 2013 Term Loan Facility would have matured on November 27, 2019. Vince, LLC and Vince Intermediate were borrowers and VHC was a guarantor under the 2013 Term Loan Facility.

On August 21, 2018, the Company refinanced the 2013 Term Loan Facility by entering into the 2018 Term Loan Facility and the 2018 Revolving Credit Facility. All outstanding amounts under the 2013 Term Loan Facility of $29,146, including interest, were repaid in full and the 2013 Term Loan Facility was terminated.

2013 Revolving Credit Facility

On November 27, 2013, Vince, LLC entered into a $50,000 senior secured revolving credit facility (as amended from time to time, the “2013 Revolving Credit Facility”) with BofA as administrative agent. Vince, LLC was the borrower and VHC and Vince Intermediate were the guarantors under the 2013 Revolving Credit Facility. On June 3, 2015, Vince, LLC entered into a first amendment to the 2013 Revolving Credit Facility, that among other things, increased the aggregate commitments under the facility from $50,000 to $80,000, subject to a loan cap which was the lesser of (i) the Borrowing Base, as defined in the loan agreement, (ii) the aggregate commitments, or (iii) $70,000 until debt obligations under the Company’s 2013 Term Loan Facility have been paid in full, and extended the maturity date from November 27, 2018 to June 3, 2020.

          On August 21, 2018, the Company refinanced the 2013 Revolving Credit Facility by entering into the 2018 Term Loan Facility and the 2018 Revolving Credit Facility. All outstanding amounts under the 2013 Term Loan Facility of $40,689, including interest, were repaid in full and the 2013 Revolving Credit Facility was terminated.

Off Balance Sheet Arrangements

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

A summary of our critical accounting policies is included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2017 Annual Report on Form 10-K. As of November 3, 2018, there have been no material changes to the critical accounting policies contained therein except for the adoption of ASC Topic 606, “Revenue from Contracts with Customers”. See Note 9 “Recent Accounting Pronouncements” to the condensed consolidated financial statements in this report on Form 10-Q for additional information.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our principal market risk relates to interest rate sensitivity, which is the risk that changes in interest rates will reduce our net income or net assets. Our variable rate debt currently consists of borrowings under the 2018 Term Loan Facility and 2018 Revolving Credit Facility. The interest rate on the 2018 Term Loan Facility is based on a rate equal to the 90-day LIBOR rate (subject to a 0% floor) plus applicable margins subject to a pricing grid based on a minimum Consolidated EBITDA calculation (as defined in the 2018 Term Loan Facility). The interest rate on the 2018 Revolving Credit Facility is based on the LIBOR or the Base Rate with applicable margins subject to a pricing grid based on an average daily excess availability calculation (as defined in the 2018 Revolving Credit Facility). As of November 3, 2018, a one percentage point increase in the interest rate on the variable rate debt would have resulted in additional interest expense of approximately $630 for the $63,000 of borrowings outstanding under the 2018 Term Loan Facility and 2018 Revolving Credit Facility as of such date, calculated on an annual basis.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of November 3, 2018.

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

To date, the following changes in our internal control over financial reporting have been implemented:

•	The Company established an IT Steering Committee which adopted comprehensive information technology governance policies and procedures;
•	The Company substantially implemented appropriate segregation of duties for systems that impact internal control over financial reporting; and
•

The Company strengthened automation around business processes, improving accountability through actively defining organizational structure, and implemented governance policies and procedures to govern such processes.

We continue to make progress on our remediation and our goal is to implement the remaining control improvements and to fully remediate these material weaknesses during fiscal 2018, subject to there being sufficient opportunities to conclude, through testing, that the implemented controls are operating effectively. Until the control deficiencies are remediated, we will continue to perform additional analysis, substantive testing and other post-closing procedures to ensure that our consolidated financial statements are prepared in accordance with U.S. GAAP.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1

Credit Agreement, dated as of August 21, 2018, by and among Vince, as borrower, the guarantors named therein, Citizens Bank, N.A., as administrative agent and collateral agent, and the other lenders from time to time party thereto (Revolving Credit Facility) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities Exchange Commission on August 22, 2018)

10.2

Credit Agreement, dated as of August 21, 2018, by and among Vince, as borrower, the guarantors named therein, Crystal Financial, LLC, as administrative agent and collateral agent, and the other lenders from time to time party thereto (Term Loan Credit Facility) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities Exchange Commission on August 22, 2018)

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

Signature	Title	Date

/s/ David Stefko David Stefko	Executive Vice President, Chief Financial Officer (as duly authorized officer and principal financial officer)	December 13, 2018