Form 10-K
period 2019-02-02
VINCE HOLDING CORP.
filed 2019-04-12
CIK 1579157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 2, 2019

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes   ☒     No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation of S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates as of August 4, 2018, the last day of the registrant’s most recently completed second quarter, was approximately $55.1 million based on a closing price per share of $17.79 as reported on the New York Stock Exchange on August 3, 2018. As of March 29, 2019, there were 11,622,994 shares of the registrant’s Common Stock outstanding.

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2019 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, and any statements incorporated by reference herein, contains forward-looking statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements are indicated by words or phrases such as “may,” “will,” “should,” “believe,” “expect,” “seek,” “anticipate,” “intend,” “estimate,” “plan,” “target,” “project,” “forecast,” “envision” and other similar phrases. Although we believe the assumptions and expectations reflected in these forward-looking statements are reasonable, these assumptions and expectations may not prove to be correct and we may not achieve the results or benefits anticipated. These forward-looking statements are not guarantees of actual results, and our actual results may differ materially from those suggested in the forward-looking statements. These forward-looking statements involve a number of risks and uncertainties, some of which are beyond our control, including, without limitation: our ability to realize the benefits of our strategic initiatives; our ability to maintain our larger wholesale partners; the execution and management of our retail store growth plans; our ability to make lease payments when due; our ability to expand our product offerings into new product categories, including the ability to find suitable licensing partners; our ability to comply with the obligations under our credit facilities; our ability to continue having the liquidity necessary to service our debt, meet contractual payment obligations, and fund our operations; our ability to remediate the identified material weakness in our internal control over financial reporting; our ability to optimize our systems, processes and functions; our ability to mitigate system security risk issues as well as other major system failures; our ability to comply with privacy-related obligations; our ability to comply with domestic and international laws, regulations and orders; changes in laws and regulations; our ability to ensure the proper operation of the distribution facilities by third-party logistics providers; our ability to anticipate and/or react to changes in customer demand and attract new customers, including in connection with making inventory commitments; our ability to remain competitive in the areas of merchandise quality, price, breadth of selection and customer service; our ability to keep a strong brand image; changes in global economies and credit and financial markets; our ability to attract and retain key personnel; our ability to protect our trademarks in the U.S. and internationally; the execution and management of our international expansion, including our ability to promote our brand and merchandise outside the U.S. and find suitable partners in certain geographies; our current and future licensing arrangements; the extent of our foreign sourcing; fluctuations in the price, availability and quality of raw materials; commodity, raw material and other cost increases; our reliance on independent manufacturers; seasonal and quarterly variations in our revenue and income; further impairment of our goodwill and indefinite-lived intangible assets; competition; other tax matters; and other factors as set forth from time to time in our Securities and Exchange Commission filings, including those described in this Annual Report on Form 10-K under the heading “Item 1A—Risk Factors.” We intend these forward-looking statements to speak only as of the time of this Annual Report on Form 10-K and do not undertake to update or revise them as more information becomes available, except as required by law.

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

Overview

Established in 2002, Vince is a global luxury apparel and accessories brand best known for creating elevated yet understated pieces for every day. The collections are inspired by the brand’s California origins and embody a feeling of warm and effortless style.  Vince designs uncomplicated yet refined pieces that approach dressing with a sense of ease.  Known for its range of luxury products, Vince offers wide array of women’s and men’s ready-to-wear, shoes, and capsule collection of handbags, and home for a global lifestyle. Vince products are sold in prestige distribution worldwide, including approximately 2,000 distribution locations across more than 40 countries. We have a small number of wholesale partners who account for a significant portion of our net sales. In fiscal 2018, sales to two wholesale partners, Nordstrom Inc., and Neiman Marcus Group LTD, each accounted for more than ten percent of the Company’s net sales. These sales represented 33.7% of fiscal 2018 net sales. In fiscal 2017, sales to one wholesale partner, Nordstrom, accounted for more than ten percent of the Company’s net sales. These sales represented 21.9% of fiscal 2017 net sales. In fiscal 2016, sales to three wholesale partners, Nordstrom, Hudson’s Bay Company, and Neiman Marcus Group, each accounted for more than ten percent of the Company’s net sales. These sales represented 45% of fiscal 2016 net sales.

We design our products in the U.S. and source the vast majority of our products from contract manufacturers outside the U.S., primarily in Asia.

We serve our customers through a variety of channels that reinforce the Vince brand image. Our diversified channel strategy allows us to introduce our products to customers through multiple distribution points that are reported in two segments: Wholesale and Direct-to-consumer. Our Wholesale segment is comprised of sales to major department stores and specialty stores in the U.S. and in select international markets, with U.S. wholesale representing 47%, 51% and 51% of our fiscal 2018, fiscal 2017 and fiscal 2016 net sales, respectively, and the total Wholesale segment representing 57%, 61% and 63% of net sales for the same periods. International wholesale represented 9%, 9% and 10% of net sales for fiscal 2018, fiscal 2017 and fiscal 2016, respectively. Our Wholesale segment also includes our licensing business related to our licensing arrangement for our women’s and men’s footwear. During the third quarter of fiscal year 2017, we entered into limited distribution arrangements with Nordstrom. and Neiman Marcus Group for non-licensed product in order to rationalize our department store distribution strategy which is intended to improve profitability in the Wholesale segment and to enable us to focus on other areas of growth for the brand, particularly in the Direct-to-consumer segment. We implemented various strategic initiatives to capture the sales from exited wholesale doors through our retail and e-commerce businesses while collaborating with the wholesale partners in various areas including merchandising and logistics to build a more profitable and focused wholesale business.

Our Direct-to-consumer segment includes our company-operated retail and outlet stores and our e-commerce business. During fiscal 2018, we opened net four new full-price retail stores. As of February 2, 2019, we operated 59 stores, consisting of 45 company-operated full-price retail stores and 14 company-operated outlet locations. The Direct-to-consumer segment also includes our e-commerce website, www.vince.com. The Direct-to-consumer segment accounted for 43%, 39% and 37% of fiscal 2018, fiscal 2017 and fiscal 2016 net sales, respectively.

Vince operates on a fiscal calendar widely used by the retail industry that results in a given fiscal year consisting of a 52 or 53-week period ending on the Saturday closest to January 31.

•	References to “fiscal year 2018” or “fiscal 2018” refer to the fiscal year ended February 2, 2019;
•	References to “fiscal year 2017” or “fiscal 2017” refer to the fiscal year ended February 3, 2018; and
•	References to “fiscal year 2016” or “fiscal 2016” refer to the fiscal year ended January 28, 2017.

Fiscal year 2017 consisted of a 53-week period. Each of fiscal years 2018 and 2016 consisted of a 52-week period.

Our principal executive office is located at 500 5th Avenue, 20th Floor, New York, New York 10110 and our telephone number is (212) 515-2600. Our corporate website address is www.vince.com.

Brand and Products

Established in 2002, Vince is a global luxury apparel and accessories brand best known for creating elevated yet understated pieces for every day. The collections are inspired by the brand’s California origins and embody a feeling of warm and effortless style.  Vince designs uncomplicated yet refined pieces that approach dressing with a sense of ease.  Known for its range of luxury products, Vince offers women’s and men’s ready-to-wear and footwear as well as capsule collections of handbags, fragrance, and home for a global lifestyle. Vince products are sold in prestige locations worldwide. We believe that our differentiated design aesthetic and strong attention to detail and fit allow us to maintain premium pricing, and that the combination of quality and value positions Vince as an everyday luxury brand that encourages repeat purchases among our customers. We also believe that we can expand our product assortment and distribute this expanded product assortment through our branded retail locations and on our e-commerce platform, as well as through our premier wholesale partners in the U.S. and select international markets.

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

	Fiscal Year
	2018	2017	2016
(in thousands)
Wholesale	$159,634	$166,113	$170,053
Direct-to-consumer	119,317	106,469	$98,146
Total net sales	$278,951	$272,582	$268,199

Wholesale Segment

Our Wholesale segment is comprised of sales to major department stores and specialty stores in the U.S. and in select international markets, with U.S. wholesale representing 47%, 51% and 51% of net sales in fiscal 2018, fiscal 2017 and fiscal 2016, respectively, and international wholesale representing 9%, 9% and 10% of net sales for the same periods. During the third quarter of fiscal 2017, we entered into limited distribution arrangements with Nordstrom, Inc. and Neiman Marcus Group LTD in order to rationalize our department store distribution strategy which is intended to improve profitability in the Wholesale segment and to enable us to focus on other areas of growth for the brand, particularly in the Direct-to-consumer segment.

Our Wholesale segment also includes our licensing business related to our licensing arrangement for our women’s and men’s footwear line. The licensed products are sold in our own stores and by our licensee to select wholesale partners. We earn a royalty based on net sales to the wholesale partners.

Direct-to-consumer Segment

Our Direct-to-consumer segment includes our company-operated retail and outlet stores and our e-commerce business. As of February 2, 2019, we operated 59 stores, which consisted of 45 company-operated full-price retail stores and 14 company-operated outlet locations. The Direct-to-consumer segment also includes our e-commerce website, www.vince.com. The Direct-to-consumer segment accounted for 43%, 39% and 37% of net sales in fiscal 2018, fiscal 2017 and fiscal 2016, respectively.

The following table details the number of retail stores we operated for the past three fiscal years:

	Fiscal Year
	2018	2017	2016
Beginning of fiscal year	55	54	48
Net Opened	4	1	6
End of fiscal year	59	55	54

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

To execute our marketing strategies, we engage in a wide range of campaign tactics that include traditional media (such as direct mail, print advertising, cooperative advertising with wholesale partners and outdoor advertising), digital media (such as email, search and social display) and experiential campaigns (such as events and collection previews) to drive traffic, brand awareness, conversion and ultimately sales across all channels. In addition, we use social platforms such as Instagram and Facebook to engage customers and create excitement about our brand. The visits to www.vince.com, which totaled approximately 7.7 million in fiscal 2018, also provide an opportunity to grow our customer base and communicate directly with our customers.

Our public relations team conducts a wide variety of press activities to reinforce the Vince brand image and create excitement around the brand. Vince apparel and footwear have appeared in the pages of major fashion magazines such as Vogue, Harper’s Bazaar, Elle, W, GQ, Esquire and WSJ. Well-known trend setters in entertainment and fashion are also regularly seen wearing the Vince brand.

Sourcing and Manufacturing

Vince does not own or operate any manufacturing facilities. We contract for the purchase of finished goods with manufacturers who are responsible for the entire manufacturing process, including the purchase of piece goods and trim. Although we do not have long-term written contracts with manufacturers, we have long-standing relationships with a diverse base of vendors which we believe to be mutually satisfactory. We work with more than 40 manufacturers across nine countries, with 88.0% of our products produced in China in fiscal 2018. For cost and control purposes, we contract with select third-party vendors in the U.S. to produce a small portion of our merchandise.

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

Shared Services Agreement

In connection with the consummation of the IPO, Vince, LLC entered into a Shared Services Agreement with Kellwood Company, LLC on November 27, 2013 (the “Shared Services Agreement”) pursuant to which Kellwood provided support services in various areas including, among other things, certain accounting functions, tax, e-commerce operations, distribution, logistics, information technology, accounts payable, credit and collections and payroll and benefits administration. As of the end of fiscal 2016, we had completed the transition of all such functions and systems from Kellwood to our own systems or processes as well as to third-party service providers. Refer to the discussion under “Information Systems” below for further information on our transition of information technology systems and infrastructure in-house from Kellwood. See also “Item 1A. Risk Factors— We are continuing to optimize and improve our recently implemented information technology systems, processes and functions. If these systems, processes and functions do not operate successfully, our business, financial condition, results of operations and cash flows could be materially harmed.” In addition, see “Shared Services Agreement” under Note 12 “Related Party Transactions” to the Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

In connection with the Kellwood Sale, the Shared Services Agreement was contributed to St. Louis, LLC. The Shared Services Agreement with St. Louis, LLC has effectively terminated in fiscal 2017 as there are currently no outstanding or further services to be provided thereunder.

Distribution Facilities

As of February 2, 2019, we operated out of three distribution centers, one located in the U.S., one in Hong Kong and one in Belgium. Our warehouse in the U.S., located in City of Industry, California, is operated by a third-party logistics provider and includes approximately 130,000 square feet dedicated to fulfilling orders for our wholesale partners, retail locations and e-commerce business and utilizes warehouse management systems that are fully customer and vendor compliant.

Our warehouse in Hong Kong is operated by a third-party logistics provider and supports our wholesale orders for international customers located primarily in Asia.

Our warehouse in Belgium is operated by a third-party logistics provider and supports our wholesale orders for international customers located primarily in Europe.

We believe we have sufficient capacity in our domestic and international distribution facilities to support our current and projected business.

Information Systems

Our enterprise resource planning (“ERP”) system is Microsoft Dynamics AX and is cloud based and integrates with our point-of-sale (“POS”) system, e-commerce platform and other supporting systems.

Collectively, these systems replaced all systems used under the Shared Services Agreement. Until recently, we relied on certain systems and information technology services of Kellwood pursuant to the terms of the Shared Services Agreement. These services historically included information technology planning and administration, desktop support and help desk, our ERP system, financial applications, warehouse systems, reporting and analysis applications and our retail and e-commerce interfaces.

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

See “Shared Services Agreement,” above, Part I, Item 1A. “Risk Factors— We are continuing to optimize and improve our recently implemented information technology systems, processes and functions. If these systems, processes and functions do not operate successfully, our business, financial condition, results of operations and cash flows could be materially harmed” and Part II, Item 9A. “Controls and Procedures.” In addition, see “Shared Services Agreement” under Note 12 “Related Party Transactions” to the Consolidated Financial Statements in this Annual Report on form 10-K for further information.

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

Competition

We face strong competition in each of the product categories and markets in which we compete on the basis of style, quality, price and brand recognition. Some of our competitors have achieved significant recognition for their brand names or have substantially greater financial, marketing, distribution and other resources compared to us. However, we believe that we have established a sustainable and distinct position in the current marketplace, driven by a product assortment that combines classic and fashion-forward styling, and a pricing strategy that offers customers accessible luxury. Our competitors are varied, but include Theory, Helmut Lang, Rag & Bone, A.L.C., Veronica Beard, among others.

Employees

As of February 2, 2019, we had 599 employees, of which 370 were employed in our company-operated retail stores. Except for 10 employees in France, who are covered by collective bargaining agreements pursuant to French law, none of our employees are currently covered by a collective bargaining agreement, and we believe our employee relations are good.

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

Risks Related to Our Business

We may not be able to realize the benefits of our strategic initiatives.

In the third quarter of fiscal 2017, we entered into limited distribution arrangements with Nordstrom and Neiman Marcus Group for non-licensed product in order to rationalize our department store distribution strategy which is intended to improve profitability in the Wholesale segment in the future and enable our management team to focus on other areas of growth for the brand, particularly in the Direct-to-consumer segment.  During fiscal 2018, we implemented these strategic initiatives to capture the sales from exited wholesale doors through our retail and e-commerce businesses while collaborating with the wholesale partners in various areas including merchandising and logistics to build a more profitable and focused wholesale business.  We also recently engaged a third-party consulting firm to identify short to mid-term business initiatives and opportunities for further business growth.  The continued success of these strategic initiatives depends on a number of factors, including our ability to position our retail and e-commerce businesses for further strategic growth, the businesses of Nordstrom and Neiman Marcus Group, the effectiveness of our collaboration efforts with Nordstrom and Neiman Marcus Group, including in marketing and logistics initiatives, our ability to properly identify appropriate future growth opportunities, and macroeconomic impact on our business. There can be no assurance that the strategic initiatives would produce intended positive results.  If we are unable to realize the benefits of the strategic initiatives, our financial conditions, results of operations and cash flows could be materially and adversely affected.

A substantial portion of our revenue is derived from a small number of large wholesale partners, and the loss of any of these wholesale partners could substantially reduce our total revenue.

We historically had a small number of wholesale partners who account for a significant portion of our net sales. During the third quarter of fiscal 2017, we entered into limited distribution arrangements with Nordstrom and Neiman Marcus Group, which further impacted our wholesale partnership base.  Net sales to the full-price, off-price and e-commerce operations to Nordstrom and Neiman Marcus Group in the aggregate comprised 33.7% of our total revenue for fiscal 2018. We do not have formal written agreements with any of our wholesale partners, and purchases generally occur on an order-by-order basis. A decision by any of our major wholesale partners, including Nordstrom and Neiman Marcus Group, to no longer participate in limited distribution arrangements, whether motivated by marketing strategy, competitive conditions, financial difficulties or otherwise, to significantly decrease the amount of merchandise purchased from us or our licensing partners, or to change their manner of doing business with us or our licensing partners, could substantially reduce our revenue and have a material adverse effect on our profitability. Furthermore, due to the concentration of and/or ownership changes in our wholesale partner base, our results of operations could be adversely affected if any of these wholesale partners fails to satisfy its payment obligations to us when due or no longer takes part in the distribution arrangements. These changes could also decrease our opportunities in the market and decrease our negotiating strength with our wholesale partners. These factors could have a material adverse effect on our business, financial condition and operating results, especially in light of our new limited wholesale distribution strategy.

One of our strategic initiatives is to focus on our Direct-to-consumer segment, which includes opening retail stores in select locations under more favorable and shorter lease terms and operating and maintaining our new and existing retail stores successfully. If we are unable to execute this strategy in a timely manner, or at all, our financial condition and results of operations could be materially and adversely affected.

As part of our recently implemented strategy to increase focus on our Direct-to-consumer segment we opened net four stores during fiscal 2018 and we continue to seek retail opportunities in targeted streets or malls with desirable size and adjacencies, typically near luxury retailers that we believe are consistent with our key customers’ demographics and shopping preferences, and seek to negotiate more favorable leases including shorter terms. The success of this strategy depends on a number of factors, including the identification of suitable markets and sites, negotiation of acceptable lease terms while securing those favorable locations, including desired term, rent and tenant improvement allowances, and if entering a new market, the timely achievement of brand awareness and proper evaluation of the market particularly for locations with shorter term, affinity and purchase intent in that market, as well as our business condition in funding the opening and operations of stores. Furthermore, we may not be able to maintain the successful operation of our retail stores if the areas around our existing retail locations undergo changes that result in reductions in customer foot traffic or otherwise render the locations unsuitable, such as economic downturns in the area, changes in demographics and customer preferences and the closing or decline in popularity of adjacent stores.  During fiscal 2018, fiscal 2017 and fiscal 2016, we recorded non-cash asset impairment charges of $1,684, $5,111 and $2,082, respectively, within selling, general and administrative expenses related to the impairment of property and equipment of certain retail stores with carrying values that were determined not to be recoverable and exceeded fair value. If we are unable to successfully implement our retail strategy, our financial condition and results of operations may be materially and adversely affected, including the potential of further impairments of tangible assets.

As of February 2, 2019, we operated 59 stores, including 45 company-operated full-price stores and 14 company-operated outlet stores throughout the United States. We plan to increase our store base consistent with our strategy, including the expected net opening of 3 new stores in fiscal 2019.

We are subject to risks associated with leasing retail and office space, are historically subject to long-term non-cancelable leases and are required to make substantial lease payments under our operating leases, and any failure to make these lease payments when due would likely harm our business, profitability and results of operations.

We do not own any of our stores or our offices, including our New York and Los Angeles offices, or our showroom space in Paris but instead lease all of such space under operating leases. Although some of our leases are subject to shorter terms as a result of the implementation of our strategy to pursue shorter lease terms, our leases generally have initial terms of 10 years, and generally can be extended only for one additional 5-year term. Substantially all of our leases require a fixed annual rent, and most require the payment of additional rent if store sales exceed a negotiated amount. Most of our leases are “net” leases, which require us to pay the cost of insurance, taxes, maintenance and utilities, and we generally cannot cancel these leases at our option. Additionally, certain of our leases allow the lessor to terminate the lease if we do not achieve a specified gross sales threshold. Although we believe we will achieve the required threshold to continue those leases, we cannot assure you that we will do so, in which case, we would be forced to find an alternative store location and may not be successful in doing so. Any loss of our store locations due to underperformance may harm our results of operations, stock price and reputation.

Payments under these leases account for a significant portion of our selling, general and administrative expenses. For example, as of February 2, 2019, we were a party to 64 operating leases associated with our retail stores and our office and showroom spaces requiring future minimum lease payments of $21,512 in the aggregate through fiscal 2019 and $95,379 thereafter. Any new retail stores leased by us under operating leases will further increase our operating lease expenses and some of those stores may require significant capital expenditures. Our substantial operating lease obligations could have significant negative consequences, including, among others:

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

If an existing or future store is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease including, among others, paying the base rent for the balance of the lease term if we cannot negotiate a mutually acceptable termination payment. In addition, as our leases expire, we may fail to negotiate renewals, either on commercially acceptable terms or at all, or to find a suitable alternative location, which could cause us to close stores in desirable locations or in the case of office leases, incur costs in relocating our office space. In fiscal 2019, four of our existing store leases will expire. If we are unable to enter into new leases or renew existing leases on terms acceptable to us or be released from our obligations under leases for stores that we close, our business, profitability and results of operations may be harmed.

Our plans to improve and expand our product offerings may not be successful, and the implementation of these plans may divert our operational, managerial and administrative resources, which could harm our competitive position and reduce our net sales and profitability.

We plan to continue to grow our core product offerings and introduce new categories such as lifestyle products. In the fourth quarter of fiscal 2018, we launched our capsule fragrance collection in our Direct-to-consumer segment.  We have also continued to partner with various third parties since the launch of Vince Collective in December 2016, through which we offer a curated selection of home goods and accessories in select retail stores and on our website.

The principal risks to our ability to successfully carry out our plans to improve and expand our product offerings are that:

•	if our expected product offerings fail to maintain and enhance our brand identity, our image may be diminished or diluted, and our sales may decrease;
•

if we fail to find and enter into relationships with external partners with the necessary specialized expertise or execution capabilities, we may be unable to offer our planned product extensions or to realize the additional revenue we have targeted for those extensions;

•

the use of licensing partners or other external suppliers may limit our ability to conduct comprehensive final quality checks on merchandise before it is shipped to our stores or to our wholesale partners; and

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

We have identified a material weakness in our internal control over financial reporting that could, if not remediated, result in material misstatements in our financial statements.

In fiscal 2018, fiscal 2017 and fiscal 2016, we identified and concluded that we have material weaknesses relating to our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of an entity’s financial statements will not be prevented or detected on a timely basis. As further described in Part II, Item 9A in this Annual Report on Form 10-K, during fiscal 2018, we took specific steps to remediate such material weaknesses by implementing and enhancing our control procedures and as a result, remediated three out of the four previously identified material weaknesses as of the end of fiscal 2018. Although during fiscal 2018 we made significant progress on our comprehensive remediation plan related to the remaining material weakness, the remaining material weakness will not be remediated until all necessary internal controls have been implemented, tested and determined to be operating effectively. In addition, we may need to take additional measures to address such material weakness or modify the planned remediation steps, and we cannot be certain that the measures we have taken, and expect to take, to improve our internal controls will be sufficient to address the issues identified, to ensure that our internal controls are effective or to ensure that the identified material weakness will not result in a material misstatement of our consolidated financial statements. Moreover, although no additional material weakness was identified in fiscal 2018, other material weaknesses or deficiencies may develop or be identified in the future. If we are unable to correct material weaknesses or deficiencies in internal controls in a timely manner, our ability to record, process, summarize and report financial information accurately and within the time periods specified in the rules and forms of the SEC, will be adversely affected. This failure could negatively affect the market price and trading liquidity of our common stock, cause investors to lose confidence in our reported financial information, subject us to civil and criminal investigations and penalties, and otherwise materially and adversely impact our business and financial condition.

For so long as we remain a "non-accelerated filer" under the rules of the SEC, our independent registered public accounting firm is not required to deliver an annual attestation report on the effectiveness of our internal control over financial reporting. We will cease to be a non-accelerated filer if the aggregate market value of our outstanding common stock held by non-affiliates as of the last business day of our most recently completed second fiscal quarter is $75 million or more, in which case we would become subject to the requirement for an annual attestation report by our independent registered public accounting firm on the effectiveness of our internal control over financial reporting.

We are continuing to optimize and improve our recently implemented information technology systems, processes and functions. If these systems, processes and functions do not operate successfully, our business, financial condition, results of operations and cash flows could be materially harmed.

We underwent a systems migration in 2016 and implemented our own information technology systems, processes and functions, which we are continuing to optimize and improve. During the first half of fiscal 2017, these systems we implemented did not operate as successfully as the systems we historically used as such systems were highly customized or proprietary, which resulted in disruptions to our business, such as delayed shipments which resulted in order cancellations, and identified material weaknesses in our internal controls. Although we have made progress in our efforts to optimize these systems, processes and functions, we also incurred costs through those efforts.  If we fail in our efforts to continue optimizing and improving these systems, processes and functions as currently planned, we could incur further disruptions to our business operations, including additional deficiencies or weaknesses in our internal controls, as well as additional costs to replace those systems and functions. We may also be forced to adopt less capable alternatives. Any of these would materially and adversely affect our business and results of operations, cash flows and liquidity.

Our operations are restricted by our credit facilities.

In August 2018, we entered into an $80,000 senior secured revolving credit facility (the “2018 Revolving Credit Facility”) and a $27,500 senior secured term loan facility (the “2018 Term Loan Facility”), which replaced our prior $50,000 senior secured revolving credit facility (the “2013 Revolving Credit Facility”) and $175,000 senior secured term loan facility (the “2013 Term Loan Facility”). Our credit facilities contain significant restrictive covenants. These covenants may impair our financing and operational flexibility and make it difficult for us to react to market conditions and satisfy our ongoing capital needs and unanticipated cash requirements. Specifically, such covenants restrict our ability and, if applicable, the ability of our subsidiaries to, among other things:

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

Our credit facilities also contain certain financial covenants, including a covenant under the 2018 Term Loan Facility requiring us to maintain a specified Consolidated Fixed Charge Coverage Ratio.

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

The terms of our debt obligations and the amount of borrowing availability under our credit facilities may also restrict or delay our ability to fulfill our obligations under the Tax Receivable Agreement. In accordance with the terms of the Tax Receivable Agreement, delayed or unpaid amounts thereunder would accrue interest at a default rate of one-year London Interbank Offered Rate (“LIBOR”) plus 500 basis points until paid. Our obligations under the Tax Receivable Agreement could result in a failure to comply with covenants or financial ratios required by our existing or future credit facilities and could result in an event of default thereunder. See “Tax Receivable Agreement” under Note 12 “Related Party Transactions” to the Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

Borrowings under our credit facilities bear interest at a rate that varies depending on the LIBOR. On July 27, 2017, the UK’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if at that time LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, announced replacement of U.S. dollar LIBOR with a new index calculated by short-term repurchase agreements, backed by U.S. Treasury securities called the Secured Overnight Financing Rate (“SOFR”). The first publication of SOFR was released in April 2018. Whether or not SOFR attains market traction as a LIBOR replacement tool remains in question and the future of LIBOR at this time is uncertain. If LIBOR rates are no longer available, our costs of borrowings under our credit facilities may be negatively impacted, which could have an adverse effect on our results of operations.

Our ability to continue to have the liquidity necessary to service our debt, meet contractual payment obligations and fund our operations depends on many factors, including our ability to generate sufficient cash flow from operations, maintain adequate availability under our 2018 Revolving Credit Facility or obtain other financing.

Our ability to timely service our indebtedness, meet contractual payment obligations and to fund our operations will depend on our ability to generate sufficient cash, either through cash flows from operations or borrowing availability under the 2018 Revolving Credit Facility, and our ability to access the capital markets if other sources of financing are unavailable on acceptable terms. Our primary cash needs are funding working capital requirements, meeting debt service requirements, paying amounts due under the Tax Receivable Agreement and capital expenditures for new stores and related leasehold improvements.

While we believe we will have sufficient liquidity for the next twelve months, there can be no assurances in the future that we will be able to generate sufficient cash flow from operations to meet our liquidity needs, that we will have the necessary availability under the 2018 Revolving Credit Facility, or be able to obtain other financing when liquidity needs arise. In particular, our ability to continue to meet our obligations is dependent on our ability to generate positive cash flow from a combination of initiatives and failure to successfully implement these initiatives would require us to implement alternative plans to satisfy our liquidity needs. In the event that we are unable to timely service our debt, meet other contractual payment obligations or fund our other liquidity needs, we may need to refinance all or a portion of our indebtedness before maturity, seek waivers of or amendments to our contractual obligations for payment, reduce or delay scheduled expansions and capital expenditures, sell material assets or operations or seek other financing opportunities.  There can be no assurance that these options would be readily available to us and our inability to address our liquidity needs could materially and adversely affect our operations and jeopardize our business, financial condition and results of operations, including causing defaults under the 2018 Term Loan Facility or the 2018 Revolving Credit Facility which could result in all amounts outstanding under those credit facilities becoming immediately due and payable.

System security risk issues as well as other major system failures could disrupt our internal operations or information technology services, and any such disruption could negatively impact our net sales, increase our expenses and harm our reputation.

Experienced computer programmers and hackers, and even internal users, may be able to penetrate our network security and misappropriate our confidential information or that of third parties, including our customers, enter into or facilitate fraudulent transactions, create system disruptions or cause shutdowns. In addition, employee error, malfeasance or other errors in the storage, use or transmission of any such information could result in a disclosure to third parties outside of our network. As a result, we could incur significant expenses addressing problems created by any such inadvertent disclosure or any security breaches of our network. In addition, we rely on third parties for the operation of our website, www.vince.com, and for the various business strategies, including CRM, social media and other marketing tools and websites.

We could incur significant expenses or disruptions of our operations in connection with system failures or information breaches. Sophisticated hardware and operating system software and applications that we procure from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of our systems. The costs to us to eliminate or alleviate security problems, viruses and bugs could be significant, and the efforts to address these problems could result in interruptions, delays or cessation of service that may impede our sales, distribution or other critical functions.

Concerns have been increasing over the security of personal information transmitted over the internet and personal identity theft and user privacy. Any compromise of personal information of our customers or employees could subject us to litigation and/or penalties and harm our reputation, materially and adversely affecting our business and growth. In addition to taking the necessary precautions ourselves, we require that third-party service providers implement reasonable security measures to protect our customers’ or employees’ identity and privacy, including any personally identifiable information and credit card information. We do not, however, control these third-party service providers and cannot guarantee that no electronic or physical computer break-ins and security breaches will occur in the future.

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

Failure to comply with privacy‑related obligations, including privacy laws and regulations in the U.S. and internationally as well as other legal obligations, could materially adversely affect our business.

A variety of laws and regulations, in the U.S. and internationally, govern the collection, use, retention, sharing, transfer and security of personally identifiable information and data, including the European Union’s General Data Protection Regulation (“GDPR”), which became effective during fiscal 2018, and the California Consumer Privacy Act of 2018 (“CCPA”), expected to take effect on January 1, 2020. We strive to comply with all applicable laws, regulations, self‑regulatory requirements, policies and legal obligations relating to privacy, data usage, and data protection. It is possible, however, that these laws, rules and regulations, which evolve frequently and may be inconsistent from one jurisdiction to another, could be interpreted to conflict with our practices.  Any failure or perceived failure by us or any third parties with which we do business to comply with these laws, rules and regulations, or with other obligations to which we may be or become subject, may result in actions against us by governmental entities, private claims and litigation, fines, penalties or other liabilities. Any such action would be expensive to defend, could damage our reputation and could adversely affect our business and operating results.

Changes in laws could make conducting our business more expensive or otherwise change the way we do business.

We are subject to numerous domestic and international regulations, including labor and employment, wage and hour, customs, truth-in-advertising, consumer protection, data and privacy protection, and zoning and occupancy laws and ordinances that regulate retailers generally or govern the importation, promotion and sale of merchandise and the operation of stores and warehouse facilities. If these regulations were to change or were violated by our management, employees, vendors, independent manufacturers or partners, the costs of certain goods could increase, or we could experience delays in shipments of our products, be subject to fines or penalties, or suffer reputational harm, which could reduce demand for our merchandise and hurt our business and results of operations.

In addition to increased regulatory compliance requirements, changes in laws could make ordinary conduct of business more expensive or require us to change the way we do business. For example, privacy‑related laws, regulations, self‑regulatory obligations and other legal obligations are evolving and various federal and state legislative and regulatory bodies may expand current laws or enact new laws regarding privacy matters, and courts may interpret existing privacy‑related laws and regulations in new or different manners. CCPA, which is expected to come into effect on January 1, 2020, imposes additional data protection obligations on companies doing business in California and provides for substantial fines for non-compliance and, in some cases, a private right of action to consumers who are victims of data breaches. It is unclear how CCPA will be implemented as the California legislature is still engaged in additional rulemaking under CCPA.  In addition, it is uncertain how the so-called “Brexit” may impact GDPR and privacy and data concerns and regulations involving the United Kingdom.  Changes in privacy‑related laws, regulations, self‑regulatory obligations and other legal obligations, or changes in industry standards or consumer sentiment, could require us to incur substantial costs or to change our business practices, including changing, limiting or ceasing altogether the collection, use, sharing, or transfer of data relating to consumers. Any of these effects could materially adversely affect our business, financial condition and operating results.  As another example, changes in federal and state minimum wage laws could raise the wage requirements for certain of our employees at our retail locations, which would increase our selling costs and may cause us to reexamine our wage structure for such employees. Other laws related to employee benefits and treatment of employees, including laws related to limitations on employee hours, supervisory status, leaves of absence, mandated health benefits, overtime pay, unemployment tax rates and citizenship requirements, could negatively impact us, by increasing compensation and benefits costs which would in turn reduce our profitability.

Moreover, changes in product safety or other consumer protection laws could lead to increased costs to us for certain merchandise, or additional labor costs associated with readying merchandise for sale. It is often difficult for us to plan and prepare for potential changes to applicable laws and future actions or payments related to such changes could be material to us.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“TCJA”) was enacted, which contained significant changes to U.S. tax laws, including, but not limited to, a reduction in the corporate tax rate and a transition to a new territorial system of taxation. Although TCJA did not have a near-term material negative impact on our operating results, some foreign governments or U.S. states may enact tax laws in response to TCJA that could result in further changes to taxation applicable to us and materially and negatively affect our operating results and financial condition.

Problems with our distribution process could materially harm our ability to meet customer expectations, manage inventory, complete sale transactions and achieve targeted operating efficiencies.

In the U.S., we rely on a distribution facility operated by a third-party logistics provider in California. Our ability to meet the needs of our wholesale partners and our own Direct-to-consumer business depends on the proper operation of this distribution facility. Because substantially all of our products are distributed from one location, our operations could be interrupted by labor difficulties, or by floods, fires, earthquakes or other natural disasters near such facility. For example, a majority of our ocean shipments go through the ports in Los Angeles, which had previously been subject to significant processing delays due to labor issues involving the port workers. We also have a warehouse in Belgium operated by a third-party logistics provider to support our wholesale orders for customers located primarily in Europe. In addition, during the third quarter of fiscal 2018, we began operations with a third-party logistics provider in Hong Kong. Disruptions at any of these facilities located outside the U.S. could also materially and negatively impact the business.

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

We believe that maintaining and enhancing the Vince brand is critical to maintaining and expanding our customer base. Maintaining and enhancing our brand may require us to make substantial investments in areas such as visual merchandising, marketing and advertising, employee training and store operations. Certain of our competitors in the fashion industry have faced adverse publicity surrounding the quality, attributes and performance of their products or company culture. Our brand may similarly be adversely affected if our public image or reputation is tarnished by failing to maintain high standards for merchandise quality and corporate integrity. Any negative publicity about these types of concerns may reduce demand for our merchandise. Maintaining and enhancing our brand will depend largely on our ability to be a leading global luxury apparel and accessories brand and to continue to provide high quality products. Moreover, we anticipate that, as our business expands into new markets and further penetrates existing markets, and as the markets in which we operate become increasingly competitive, maintaining and enhancing our brand may become increasingly difficult and expensive. If we are unable to maintain or enhance our brand image, our results of operations may suffer and our business may be harmed.

General economic conditions in the U.S. and other parts of the world, including a weakening of the economy and restricted credit markets, can affect consumer confidence and consumer spending patterns.

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

We license our website domain name from a third-party. Pursuant to the license agreement (the “Domain License Agreement”), our license to use www.vince.com automatically renews on an annual basis, subject to our right to terminate the arrangement with or without cause; provided, that we must pay the applicable early termination fee and provide 30 days prior notice in connection with a termination without cause. The licensor has no termination rights under the Domain License Agreement. Any failure by the licensor to perform its obligations under the Domain License Agreement could adversely affect our brand and make it more difficult for users to find our website.

Our limited operating experience and brand recognition in international markets may delay our expansion strategy and cause our business and growth to suffer.

We face risks with respect to our strategy to expand internationally, including our efforts to further expand our business in Canada, select European countries, Asia and the Middle East through company-operated locations, wholesale arrangements as well as with international partners. Our current operations are based largely in the U.S., with international wholesale sales representing 9% of net sales for fiscal 2018. Therefore, we have a limited number of customers and experience in operating outside of the U.S. We also do not have extensive experience with regulatory environments and market practices outside of the U.S. and cannot guarantee, notwithstanding our international partners’ familiarity with such environments and market practices, that we will be able to penetrate or successfully operate in any market outside of the U.S. Many of these markets have different operational characteristics, including employment and labor regulations, transportation, logistics, real estate (including lease terms) and local reporting or legal requirements.

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

In particular, we are subject to French laws including tax, employment and corporate laws because of our presence in France through the French branch of Vince, LLC. We may also enter into other foreign jurisdictions and become subject to the laws of those jurisdictions in the future. If we fail to comply with some or all of those laws, we may be subject to fines or penalties that could negatively impact our business and results of operations.

Our current and future licensing arrangements may not be successful and may make us susceptible to the actions of third parties over whom we have limited control.

We currently have product licensing agreements for women’s footwear and men’s footwear and on a limited basis, fragrance. In the future, we may enter into select additional licensing arrangements for product offerings which require specialized expertise. In addition, we have entered into select licensing agreements pursuant to which we have granted certain third parties the right to distribute and sell our products in certain geographic areas, and may continue to do so in the future. Although we have taken and will continue to take steps to select potential licensing partners carefully and monitor the activities of our existing licensing partners (through, among other things, approval rights over product design, production quality, packaging, merchandising, marketing, distribution and advertising), such arrangements may not be successful. Our licensing partners may fail to fulfill their obligations under their license agreements or have interests that differ from or conflict with our own, such as the pricing of our products and the offering of competitive products. In addition, the risks applicable to the business of our licensing partners may be different than the risks applicable to our business, including risks associated with each such partner’s ability to:

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

We work with more than 40 manufacturers across nine countries, with 88% of our products produced in China in fiscal 2018. A manufacturing contractor’s failure to ship products to us in a timely manner or to meet the required quality standards could cause us to miss the delivery date requirements of our customers for those items. The failure to make timely deliveries may cause customers to cancel orders, refuse to accept deliveries or demand reduced prices, any of which could have a material adverse effect on us. As a result of the magnitude of our foreign sourcing, our business is subject to the following risks:

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
•

imposition of increased duties, taxes, tariffs (including, but not limited to, the Trump Administration's tariffs on certain products manufactured in China and China's retaliatory tariffs on certain products sourced from the U.S.) and other charges on imports;

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

We use independent manufacturers to assemble or produce all of our products, whether inside or outside the U.S. We are dependent on the ability of these independent manufacturers to adequately finance the production of goods ordered and maintain sufficient manufacturing capacity. Because we do not control these independent manufacturers, they may not continue to provide products that are consistent with our standards. We receive from time to time shipments of product that fail to conform to our quality control standards or products that are damaged during shipment as they were not properly packed. Failures such as these in our quality control program may result in diminished product quality, which in turn may result in increased order cancellations and returns, decreased consumer demand for our products, or product recalls, any of which may have a material adverse effect on our results of operations and financial condition. In addition, products that fail to meet our standards, or other unauthorized products, could end up in the marketplace without our knowledge. This could materially harm our brand and our reputation in the marketplace.

We generally do not have long-term written agreements with any independent manufacturers. As a result, any single manufacturing contractor could unilaterally terminate its relationship with us at any time. Our top five manufacturers accounted for the production of approximately 61% of our finished products during fiscal 2018. Supply disruptions from these manufacturers (or any of our other manufacturers) could have a material adverse effect on our ability to meet customer demands, if we are unable to source suitable replacement materials at acceptable prices or at all. Moreover, alternative manufacturers, if available, may not be able to provide us with products or services of a comparable quality, at an acceptable price or on a timely basis. We may also, from time to time, make a decision to enter into a relationship with a new manufacturer. Identifying a suitable supplier is an involved process that requires us to become satisfied with their quality control, responsiveness and service, financial stability and labor and other ethical practices. There can be no assurance that there will not be a disruption in the supply of our products from independent manufacturers or that any new manufacturer will be successful in producing our products in a manner we expected. Moreover, during fiscal 2017, certain manufacturers demanded accelerated payment terms or prepayments as a condition to delivering finished goods to us, which required us to take various steps to address those requests to avoid disruptions in product deliveries and to return to normal terms. There can be no assurance that such demands would not recur in the future. In the event of any disruption with a manufacturer, we may not be able to substitute suitable alternative manufacturers in a timely and cost-efficient manner. The failure of any independent manufacturer to perform or the loss of any independent manufacturer could have a material adverse effect on our business, results of operations and financial condition.

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

We entered into a Tax Receivable Agreement with the Pre-IPO Stockholders (as defined therein) in connection with the IPO and Restructuring Transactions which closed on November 27, 2013. Under the Tax Receivable Agreement, we will be obligated to pay to the Pre-IPO Stockholders an amount equal to 85% of the cash savings in federal, state and local income tax realized by us by virtue of our future use of the federal, state and local net operating losses (“NOLs”) held by us as of November 27, 2013, together with section 197 intangible deductions (collectively, the “Pre-IPO Tax Benefits”). “Section 197 intangible deductions” means amortization deductions with respect to certain amortizable intangible assets which are held by us and our subsidiaries immediately after November 27, 2013. Cash tax savings generally will be computed by comparing our actual federal, state and local income tax liability to the amount of such taxes that we would have been required to pay had such Pre-IPO Tax Benefits not been available to us. Assuming the federal, state and local corporate income tax rates presently in effect which includes the impact of the TCJA, no material change in applicable tax law and no limitation on our ability to use the Pre-IPO Tax Benefits under Section 382 of the U.S. Internal Revenue Code, as amended (the “Code”), the estimated cash benefit of the full use of these Pre-IPO Tax Benefits as of February 2, 2019 would be approximately $106,884, of which 85%, or approximately $90,851 plus accrued interest, is potentially payable to the Pre-IPO Stockholders under the terms of the Tax Receivable Agreement. As of February 2, 2019, $58,273, plus accrued interest, is currently outstanding. Accordingly, the Tax Receivable Agreement could require us to make substantial cash payments.

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

While we have performed an analysis under Section 382 of the Code that indicates the IPO and Restructuring Transactions would not constitute an ownership change, such technical guidelines are complex and subject to significant judgment and interpretation. With the IPO and the transactions related to the IPO including the Restructuring Transactions, we may trigger or have already triggered an “ownership change” limitation. We may also experience ownership changes in the future as a result of subsequent shifts in stock ownership. As a result, if we earn net taxable income, our ability to use the pre-change NOL carry-forwards (after giving effect to payments to be made to the Pre-IPO Stockholders under the Tax Receivable Agreement) to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. Notwithstanding the foregoing, our analysis to date under Section 382 of the Code indicates that the IPO Restructuring Transactions have not triggered an “ownership change” limitation.

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

If we were to elect to terminate the Tax Receivable Agreement, based on a discount rate equal to monthly LIBOR plus 200 basis points, we estimate that as of February 2, 2019 we would be required to pay approximately $44,929 in the aggregate under the Tax Receivable Agreement.

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

Affiliates of Sun Capital Partners, Inc. (“Sun Capital”) owned approximately 73% of our outstanding common stock as of March 31, 2019. As such, affiliates of Sun Capital will, for the foreseeable future, have significant influence over our reporting and corporate management and affairs, and will be able to control virtually all matters requiring stockholder approval. For so long as affiliates of Sun Capital own 30% or more of our outstanding shares of common stock, Sun Cardinal, LLC, an affiliate of Sun Capital, will have the right to designate a majority of our board of directors. For so long as affiliates of Sun Capital have the right to designate a majority of our board of directors, the directors designated by affiliates of Sun Capital may constitute a majority of each committee of our board of directors, other than the Audit Committee, and the chairman of each of the committees, other than the Audit Committee, may be a director serving on such committee who is designated by affiliates of Sun Capital, provided that, at such time as we are not a “controlled company” under the NYSE corporate governance standards, our committee membership will comply with all applicable requirements of those standards and a majority of our board of directors will be “independent directors,” as defined under the rules of the NYSE (subject to applicable phase-in rules).

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

Our amended and restated certificate of incorporation also contains a provision that provides us with protections similar to Section 203 of the Delaware General Corporation Law, and prevents us from engaging in a business combination, such as a merger, with a person or group who acquires at least 15% of our voting stock for a period of three years from the date such person became an interested stockholder, unless board or stockholder approval is obtained prior to acquisition. However, our amended and restated certificate of incorporation also provides that both Sun Capital and its affiliates and any persons to whom a Sun Capital affiliate sells its common stock will be deemed to have been approved by our board of directors.

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

We are a “smaller reporting company” and intend to avail ourselves of reduced disclosure requirements applicable to smaller reporting companies, which could make our common stock less attractive to investors.

We are a “smaller reporting company,” as defined in the Exchange Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “smaller reporting companies,” including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We intend to take advantage of these reporting exemptions until we are no longer a “smaller reporting company.” We will remain a “smaller reporting company” until the aggregate market value of our outstanding common stock held by non-affiliates as of the last business day of our most recently completed second fiscal quarter is $250 million or more and annual revenue as of our most recently completed fiscal year is $100 million or more, or the aggregate market value of our outstanding common stock held by non-affiliates as of the last business day of our most recently completed second fiscal quarter is $700 million or more, regardless of annual revenue.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

We do not own any real estate. Our 33,009 square-foot principal executive and administrative offices are located at 500 Fifth Avenue, 19th and 20th Floors, New York, New York 10110 and are leased under an agreement expiring in April 2025. We also lease a 28,541 square-foot design studio located at 900 N. Cahuenga Blvd., Los Angeles, California under an agreement expiring in July 2020 and a 4,209 square-foot showroom space in Paris, France under an agreement expiring in May 2024. We have options to renew or extend the term at these locations.

As of February 2, 2019, we leased 139,829 gross square feet related to our 59 company-operated retail stores. Our leases generally have initial terms of 10 years and cannot be extended or can be extended for one additional 5-year term, with the exception of a few recent leases which are on shorter terms. Substantially all of our leases require a fixed annual rent, and most require the payment of additional rent if store sales exceed a negotiated amount. Most of our leases are “net” leases, which require us to pay all of the cost of insurance, taxes, maintenance and utilities. Although we generally cannot cancel these leases at our option, certain of our leases allow us, and in some cases, the lessor, to terminate the lease if we do not achieve a specified gross sales threshold.

The following store list shows the location, opening date, type and size of our company-operated retail locations as of February 2, 2019:

Vince Location	State	Opening Date	Type	Gross Square Feet	Selling Square Feet
Washington St. (Meatpacking - Women's)	NY	February 3, 2009	Street	2,000	1,600
Prince St. (Nolita)	NY	July 25, 2009	Street	1,396	1,108
San Francisco	CA	October 15, 2009	Street	1,895	1,408
Chicago	IL	October 1, 2010	Street	2,590	1,371
Madison Ave.	NY	August 3, 2012	Street	3,503	1,928
Westport	CT	March 28, 2013	Street	1,801	1,344
Greenwich	CT	July 19, 2013	Street	2,463	1,724
Mercer St. (Soho)	NY	August 22, 2013	Street	4,500	3,080
Columbus Ave. (Upper West Side)	NY	December 18, 2013	Street	4,465	3,126
Washington St. (Meatpacking - Men's)	NY	June 2, 2014	Street	1,827	1,027
Newbury St. (Boston)	MA	May 24, 2014	Street	4,124	3,100
Pasadena	CA	August 7, 2014	Street	3,475	2,200
Walnut St. (Philadelphia)	PA	August 4, 2014	Street	3,250	2,000
Abbot Kinney (Los Angeles)	CA	September 26, 2015	Street	1,990	1,815
Melrose (Los Angeles)	CA	October 15, 2017	Street	1,932	1,554
Total Street (15):				41,211	28,385
Malibu	CA	August 9, 2009	Lifestyle Center	797	705
Dallas	TX	August 28, 2009	Lifestyle Center	1,368	1,182
Boca Raton	FL	October 13, 2009	Mall	1,547	1,199
Copley Place (Boston)	MA	October 20, 2009	Mall	1,370	1,015
White Plains	NY	November 6, 2009	Mall	1,325	1,045
Atlanta	GA	April 16, 2010	Mall	1,643	1,356
Palo Alto	CA	September 17, 2010	Lifestyle Center	2,028	1,391
Bellevue Square	WA	November 5, 2010	Mall	1,460	1,113
Manhasset (Long Island)	NY	April 22, 2011	Lifestyle Center	1,414	1,000
Newport Beach	CA	May 20, 2011	Lifestyle Center	1,656	1,242
Chestnut Hill	MA	July 25, 2014	Lifestyle Center	2,357	1,886
Bal Harbour	FL	October 4, 2014	Lifestyle Center	2,600	1,820
Brookfield (Downtown)	NY	March 26, 2015	Lifestyle Center	2,966	2,373
Merrick Park (Coral Gables)	FL	April 30, 2015	Lifestyle Center	2,512	1,871
Washington D.C. City Center	DC	April 30, 2015	Street	3,202	2,562
Scottsdale Quarter	AZ	May 15, 2015	Lifestyle Center	2,753	2,200
Houston	TX	October 1, 2015	Lifestyle Center	2,998	2,398
Las Vegas	NV	April 1, 2016	Mall	3,220	2,576
Tyson's Galleria (McLean)	VA	April 29, 2016	Mall	2,668	2,134
The Grove	CA	May 23, 2016	Lifestyle Center	2,717	2,174
Troy	MI	May 27, 2016	Mall	2,700	2,160
King of Prussia	PA	August 18, 2016	Mall	2,600	2,080
San Diego (Fashion Valley)	CA	August 25, 2016	Lifestyle Center	2,817	2,254
Honolulu	HI	May 25, 2017	Mall	1,828	1,371

Short Hills	NJ	March 29, 2018	Mall	1,450	1,290
El Paseo Village	CA	April 26, 2018	Lifestyle Center	2,394	1,882
Waterside Shops	FL	May 24, 2018	Mall	1,723	1,315
The Domain	TX	June 28, 2018	Mall	1,719	1,375
Pacific Palisades	CA	October 4, 2018	Lifestyle Center	2,953	2,525
Palm Beach Gardens	FL	October 19, 2018	Mall	2,360	2,025
Total Mall and Lifestyle Centers (30)				65,145	51,518
Total Full-Price (45)				106,356	79,903
Orlando	FL	June 17, 2009	Outlet	2,065	1,446
Cabazon	CA	November 11, 2011	Outlet	2,066	1,653
Riverhead	NY	November 30, 2012	Outlet	2,100	1,490
Chicago	IL	August 1, 2013	Outlet	3,485	2,599
Seattle	WA	August 30, 2013	Outlet	2,214	1,550
Las Vegas	NV	October 3, 2013	Outlet	2,028	1,420
San Marcos	TX	October 10, 2014	Outlet	2,433	1,703
Carlsbad	CA	October 24, 2014	Outlet	2,453	1,717
Wrentham	MA	September 29, 2014	Outlet	2,000	1,400
Camarillo	CA	February 1, 2015	Outlet	3,001	2,101
Livermore	CA	August 13, 2015	Outlet	2,500	1,767
Chicago Premium	IL	August 27, 2015	Outlet	2,300	1,840
Woodbury Commons	NY	November 6, 2015	Outlet	2,289	1,831
Sawgrass	FL	December 4, 2015	Outlet	2,539	1,771
Total Outlets (14)				33,473	24,288
Total (59)				139,829	104,191

ITEM 3.LEGAL PROCEEDINGS.

On September 7, 2018, a complaint was filed in the United States District Court for the Eastern District of New York by certain stockholders (collectively, the “Plaintiff”), naming us as well as Brendan Hoffman, our Chief Executive Officer, David Stefko, our Executive Vice President, Chief Financial Officer, one of our directors, certain of our former officers and directors, and Sun Capital and certain of its affiliates, as defendants. The complaint generally alleges that we and the named parties made false and/or misleading statements and/or failed to disclose matters relating to the transition of our ERP systems from Kellwood. The complaint brings causes of action for violations of Section 10(b) of the Exchange Act, as amended and Rule 10b-5 promulgated under the Exchange Act against us and the named parties and for violations of Section 20(a) of the Exchange Act against the individual parties, Sun Capital Partners, Inc. and its affiliates.  The complaint seeks unspecified monetary damages and unspecified costs and fees. On January 28, 2019, in response to our motion to dismiss the original complaint, the Plaintiff filed an amended complaint, naming the same defendants as parties and asserting the same causes of action as those stated in the original complaint.

We currently believe that the likelihood of an unfavorable judgment arising from this matter is remote based on the information currently available and that the ultimate resolution of this matter will not have a material adverse effect on our business in a future period. However, given the inherent unpredictability of litigation and the fact that this litigation is still in its very early stages, we are unable to predict with certainty the outcome of this litigation or reasonably estimate a possible loss or range of loss, if any, associated with this litigation at this time. In addition, we will be required to expend resources to defend this matter.

Additionally, we are a party to legal proceedings, compliance matters, environmental, as well as wage and hour and other labor claims that arise in the ordinary course of our business. Although the outcome of such items cannot be determined with certainty, we believe that the ultimate outcome of these items, individually and in the aggregate will not have a material adverse impact on our financial position, results of operations or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock trades on the New York Stock Exchange under the symbol “VNCE”.

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

The following table sets forth the high and low sale prices of our common stock as reported on the New York Stock Exchange, as adjusted for the Reverse Stock Split:

	Market Price
	High	Low
Fiscal 2018:
First quarter	$9.52	$6.61
Second quarter	$21.08	$8.66
Third quarter	$24.19	$11.82
Fourth quarter	$15.35	$8.63
Fiscal 2017:
First quarter	$30.50	$7.50
Second quarter	$10.00	$2.80
Third quarter	$6.80	$3.68
Fourth quarter	$7.85	$3.20

Record Holders

As of March 29, 2019 there were 3 holders of record of our common stock.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any shares of common stock during the three months ended February 2, 2019.

Unregistered Sales of Equity Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA.

The selected historical consolidated financial data set forth below for each of the years in the five-year period ended February 2, 2019 and as of February 2, 2019 have been derived from our audited consolidated financial statements.

The historical results presented below are not necessarily indicative of the results expected for any future period. The information should be read in conjunction with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K and our Consolidated Financial Statements and related notes included herein.

	Fiscal Year (1)
	2018	2017	2016	2015	2014
(in thousands, except per share data)
Statement of Operations Data:
Net sales	$278,951	$272,582	$268,199	$302,457	$340,396
Gross profit (2)	130,725	121,789	122,819	132,516	166,829
Selling, general and administrative expenses (3)	126,586	140,106	134,430	116,790	96,579
Income (loss) from operations (4)	4,139	(18,317)	(64,672)	15,726	70,250
Net (loss) Income (4) (5)	(2,022)	58,597	(162,659)	5,099	35,723
Basic (loss) earnings per share:
Basic (loss) earnings per share (6)	$(0.17)	$7.70	$(35.04)	$1.39	$9.73
Diluted loss (earnings) per share:
Diluted (loss) earnings per share (6)	$(0.17)	$7.70	$(35.04)	$1.36	$9.34

Weighted average shares outstanding:
Basic (6)	11,619,828	7,605,822	4,642,053	3,677,043	3,673,049
Diluted (6)	11,619,828	7,608,427	4,642,053	3,752,922	3,824,490

	As of
	February 2, 2019	February 3, 2018	January 28, 2017	January 30, 2016	January 31, 2015
(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$118	$5,372	$20,978	$6,230	$112
Working capital	43,020	36,397	24,170	(11,415)	16,650
Total assets	234,931	234,534	239,480	$363,568	378,648
Debt principal	46,516	49,900	50,200	60,000	88,000
Other liabilities (long-term) (7)	58,273	58,273	137,830	140,838	146,063
Stockholders' equity (deficit)	74,100	74,769	(13,981)	78,502	71,969

	Fiscal Year (1)
	2018	2017	2016	2015	2014
Other Operating and Financial Data:
Total company operated stores at end of period	59	55	54	48	37
Comparable sales (8) (9)	10.7%	5.0%	(15.7)%	4.1%	12.6%

(1)

Fiscal year ends on Saturday closest to January 31. Fiscal 2017 (ended February 3, 2018) consisted of 53 weeks. Fiscal 2018 (ended February 2, 2019), fiscal 2016 (ended January 28, 2017), fiscal 2015 (ended January 30, 2016), and fiscal 2014 (ended January 31, 2015) consisted of 52 weeks.

(2)	Fiscal 2015 includes the impact of $10,300 pre-tax expense associated with inventory write-downs primarily related to excess out of season and current inventory.
(3)

Fiscal 2018, fiscal 2017 and fiscal 2016 include the impact of $1,684, $5,111 and $2,082, respectively, of non-cash asset impairment charges related to the assets of certain retail stores with asset carrying values that were determined not to be recoverable and exceeded fair value. Fiscal 2015 includes the net impact of $2,702 pre-tax expense associated with executive severance costs and executive search costs partly offset by the favorable impact of executive stock option forfeitures. Fiscal 2014 includes $571 pre-tax expense associated with the secondary offering by certain stockholders of the Company completed in July 2014.

(4)

Fiscal 2016 includes the impact of a pre-tax impairment charges of $22,311 related to goodwill and $30,750 related to the tradename intangible asset. See Note 1 “Description of Business and Summary of Significant Accounting Policies (L) Goodwill

and Other Intangible Assets” to the Consolidated Financial Statements included in this Annual Report on Form 10-K for additional details.
(5)

Fiscal 2017 includes the $82,002 pre-tax benefit from re-measurement of the liability related to the Tax Receivable Agreement which represents our obligation to pay 85% of estimated cash savings on federal, state and local income taxes realized by us through our use of certain net tax assets retained by us subsequent to the completion of the IPO and Restructuring Transactions in November 2013.  The pre-tax benefit on the re-measurement of the liability related to the Tax Receivable Agreement was primarily due to the TCJA enacted on December 22, 2017 and the change in levels of projected pre-tax income. The TCJA made substantial changes to the U.S. tax law, including the reduction of the U.S. federal corporate tax rate from 35% to 21% which resulted in the re-measurement of liability under the Tax Receivable Agreement at the lower tax rate. Fiscal 2016 includes the impact of a $121,836 valuation allowance recorded against our deferred tax assets. See Note 10 “Income Taxes” to the Consolidated Financial Statements included in this Annual Report on Form 10-K for additional details.

(6)

At the close of business on October 23, 2017, the Company effected the Reverse Stock Split. Fiscal 2016, fiscal 2015, and fiscal 2014 amounts have been revised to give retroactive effect to the Reverse Stock Split. See Note 1 “Description of Business and Summary of Significant Accounting Policies (D) Reverse Stock Split” to the Consolidated Financial Statements included in this Annual Report on Form 10-K for additional details.

(7)	Other liabilities include the long-term portion of the liability related to the Tax Receivable Agreement.
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

(9)

In the fourth quarter of fiscal 2018, we changed our comparable sales definition to align with our internal company reporting. Under the new definition, a store is included in the comparable sales calculation after it has completed 13 full fiscal months of operations and includes stores, if any, that have been remodeled or relocated within the same geographic market the Company served prior to the relocation. Non-comparable sales include new stores which have not completed 13 full fiscal months of operations, sales from closed stores, and relocated stores serving a new geographic market. Under the old definition, in the event that we relocated or remodeled an existing store, we had treated that store as comparable unless the square footage changed by more than 20%, in which case we would treat that store as non-comparable sales until it has completed 13 full fiscal months of operations following the square footage adjustment. For 53-week fiscal years, we continue to adjust comparable sales to exclude the additional week. There may be variations in the way in which some of our competitors and other retailers calculate comparable sales. The prior year comparable sales have been re-casted to align with our new comparable sales definition. The change in our comparable sales definition did not have a significant impact on our current and prior years' comparable sales percentages.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our fiscal year ends on the Saturday closest to January 31. Fiscal years 2018, 2017, and 2016 ended on February 2, 2019 (“fiscal 2018”), February 3, 2018 (“fiscal 2017”), and January 28, 2017 (“fiscal 2016”), respectively. Fiscal year 2017 consisted of 53 weeks. Fiscal years 2018 and 2016 each consisted of 52 weeks. The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. All amounts disclosed are in thousands except store counts, countries, share and per share data and percentages. The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations gives retroactive effect to the Reverse Stock Split for all periods presented, unless otherwise noted. See Note 1 “Description of Business and Summary of Significant Accounting Policies” to the Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

For purposes of this Annual Report on Form 10-K, “Vince,” the “Company,” “we,” and “our,” refer to VHC and our wholly owned subsidiaries, including Vince Intermediate Holding, LLC and Vince, LLC. References to “Kellwood” refer, as applicable, to Kellwood Holding, LLC and its consolidated subsidiaries (including Kellwood Company, LLC) or the operations of the non-Vince businesses after giving effect to the Restructuring Transactions and prior to the Kellwood Sale.

This discussion contains forward-looking statements involving risks, uncertainties and assumptions that could cause our results to differ materially from expectations. For a discussion of the risks facing our business, see “Item 1A—Risk Factors” included in this Annual Report on Form 10-K.

Executive Overview

Established in 2002, Vince is a global luxury apparel and accessories brand best known for creating elevated yet understated pieces for every day. The collections are inspired by the brand’s California origins and embody a feeling of warm and effortless style.  Vince designs uncomplicated yet refined pieces that approach dressing with a sense of ease.  Known for its range of luxury products, Vince offers wide array of women’s and men’s ready-to-wear, footwear as well as capsule collection of handbags, fragrance, and home for a global lifestyle. Vince products are sold in prestige distribution worldwide, including approximately 2,000 distribution locations across more than 40 countries. During the third quarter of fiscal year 2017, we entered into limited distribution arrangements with Nordstrom and Neiman Marcus Group in order to rationalize our department store distribution strategy which is intended to improve profitability in the Wholesale segment and to enable us to focus on other areas of growth for the brand, particularly in the Direct-to-consumer segment. We implemented various strategic initiatives to capture the sales from exited wholesale doors through our retail and e-commerce businesses while collaborating with the wholesale partners in various areas including merchandising and logistics to build a more profitable and focused wholesale business.

We serve our customers through a variety of channels that reinforce the Vince brand image. Our diversified channel strategy allows us to introduce our products to customers through multiple distribution points that are reported in two segments: Wholesale and Direct-to-consumer.

The following is a summary of fiscal 2018 highlights:

•	Our net sales totaled $278,951, reflecting a 2.3% increase compared to prior year net sales of $272,582.
•	Our Wholesale net sales decreased 3.9% to $159,635 and our Direct-to-consumer net sales increased 12.1% to $119,316. Comparable store sales including e-commerce increased 10.7% compared to last year.
•	Selling, general, and administrative expenses were $126,586, a decrease of $13,520 or 9.6% compared to $140,106 in the prior year.
•

Our net loss was $2,022, or $0.17 per diluted share, compared to a net income of $58,597, or $7.70 per share, in the prior year. The net income in fiscal 2017 included a $82,002 pre-tax benefit from the re-measurement of the liability related to the Tax Receivable Agreement.  See Note 12 “Related Party Transactions” to the consolidated financial statements in this Annual Report on Form 10-K for further information. The 53rd week did not have a significant impact on our net income for fiscal 2017.

•	We opened net four new retail stores during fiscal 2018.
•

We refinanced our 2013 Term Loan Facility and 2013 Revolving Credit Facility during fiscal 2018 by entering into the 2018 Term Loan Facility and the 2018 Revolving Credit Facility. As of February 2, 2019, we had $46,516 of total debt principal outstanding comprised of $27,500 outstanding under our 2018 Term Loan Facility and $19,016 outstanding under our 2018 Revolving Credit Facility, as well as $118 of cash and cash equivalents.

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

In the fourth quarter of fiscal 2018, we changed our comparable sales definition to align with our internal company reporting. Under the new definition, a store is included in the comparable sales calculation after it has completed 13 full fiscal months of operations and includes stores, if any, that have been remodeled or relocated within the same geographic market the Company served prior to the relocation. Non-comparable sales include new stores which have not completed 13 full fiscal months of operations, sales from closed stores, and relocated stores serving a new geographic market. Under the old definition, in the event that we relocated or remodeled an existing store, we had treated that store as comparable unless the square footage changed by more than 20%, in which case we would treat that store as non-comparable sales until it has completed 13 full fiscal months of operations following the square footage adjustment. For 53-week fiscal years, we continue to adjust comparable sales to exclude the additional week. There may be variations in the way in which some of our competitors and other retailers calculate comparable sales.  The prior year comparable sales have been re-casted to align with our new comparable sales definition. The change in our comparable sales definition did not have a significant impact on our current and prior years' comparable sales percentages.

Fiscal 2018 Compared to Fiscal 2017

The following table presents, for the periods indicated, our operating results as a percentage of net sales as well as earnings per share data:

	Fiscal Year
	2018		2017		Variances
		% of Net		% of Net
	Amount	Sales	Amount	Sales	Amount	Percent
(in thousands, except per share data, store counts and percentages)
Statements of Operations:
Net sales	$278,951	100.0%	$272,582	100.0%	$6,369	2.3%
Cost of products sold	148,226	53.1%	150,793	55.3%	(2,567)	(1.7)%
Gross profit	130,725	46.9%	121,789	44.7%	8,936	7.3%
Selling, general and administrative expenses	126,586	45.4%	140,106	51.4%	(13,520)	(9.6)%
Income (loss) from operations	4,139	1.5%	(18,317)	(6.7)%	22,456	(122.6)%
Interest expense, net	5,882	2.1%	5,540	2.0%	342	6.2%
Other expense (income), net	225	0.1%	(81,882)	(30.0)%	82,107	(100.3)%
(Loss) income before income taxes	(1,968)	(0.7)%	58,025	21.3%	(59,993)	(103.4)%
Provision (benefit) for income taxes	54	0.0%	(572)	(0.2)%	626	(109.4)%
Net (loss) income and comprehensive (loss) income	$(2,022)	(0.7)%	$58,597	21.5%	$(60,619)	(103.5)%
Earnings (loss) per share:
Basic (loss) earnings per share	$(0.17)		$7.70
Diluted (loss) earnings per share	$(0.17)		$7.70
Other Operating and Financial Data:
Total company operated stores at end of period	59		55
Comparable sales growth	10.7%		5.0%

Net sales for fiscal 2018 were $278,951, increasing $6,369, or 2.3%, versus $272,582 for fiscal 2017. Net sales by reportable segment were as follows:

	Fiscal Year
(in thousands)	2018	2017
Wholesale	$159,635	$166,113
Direct-to-consumer	119,316	106,469
Total net sales	$278,951	$272,582

Net sales from our Wholesale segment decreased $6,478, or 3.9%, to $159,635 in fiscal 2018 from $166,113 in fiscal 2017, primarily due to the planned reduction in full-price wholesale partners and decrease in off-price sales, partially offset by lower sales allowances. The 53rd week for fiscal 2017 had an immaterial impact on the Wholesale segment.

Net sales from our Direct-to-consumer segment increased $12,847, or 12.1%, to $119,316 in fiscal 2018 from $106,469 in fiscal 2017 which included $1,576 of incremental net sales from the 53rd week. Comparable sales increased $11,146, or 10.7%, including e-commerce, primarily due to an increase in transactions. Additionally, non-comparable store sales contributed $1,632 of sales growth. Since the end of fiscal 2017, net four new stores have opened, bringing our total retail store count to 59 (consisting of 45 full price stores and 14 outlet stores) as of February 2, 2019, compared to 55 (consisting of 41 full price stores and 14 outlet stores) as of February 3, 2018.

Gross profit increased $8,936, or 7.3%, to $130,725 in fiscal 2018 from $121,789 in fiscal 2017. As a percentage of sales, gross margin was 46.9%, compared with 44.7% in the prior year. The total gross margin rate change was primarily driven by the following factors:

•	The favorable impact from non-recurring costs incurred in fiscal 2017 related to the exit of certain wholesale partners contributed approximately 130 basis points; and
•	The favorable impact from lower product and supply chain costs contributed approximately 120 basis points.

Selling, general and administrative (“SG&A”) expenses for fiscal 2018 were $126,586, decreasing $13,520, or 9.6%, versus $140,106 for fiscal 2017. SG&A expenses as a percentage of sales were 45.4% and 51.4% for fiscal 2018 and fiscal 2017, respectively. The change in SG&A expenses compared to the prior year period was primarily due to:

•	$4,701 of costs incurred in the prior year associated with the remediation and optimization of the systems implemented during fiscal 2016 which were not incurred in the current year;
•	$3,427 of decreased non-cash asset impairment charge related to the impairment of certain retail stores with asset carrying values that were determined not to be recoverable and exceeded fair value;
•	$3,065 of decreased product development costs;
•	$1,954 of decreased depreciation and amortization expense;
•	$1,637 of decreased severance costs; and
•	$1,036 of additional one-time investments in the prior year primarily associated with our efforts to reduce costs and improve profitability which were not incurred in the current year.

The above decreases were partially offset by:

•	$1,688 of increased marketing and advertising expenses; and
•	$608 of increased rent and occupancy expenses due to net new store openings.

Income (loss) from operations by segment for fiscal 2018 and fiscal 2017 is summarized in the following table:

	Fiscal Year
(in thousands)	2018	2017
Wholesale	$48,078	$44,496
Direct-to-consumer	6,442	(97)
Subtotal	54,520	44,399
Unallocated corporate expenses	(50,381)	(62,716)
Total income (loss) from operations	$4,139	$(18,317)

Operating income from our Wholesale segment increased $3,582, or 8.1%, to $48,078 in fiscal 2018 from $44,496 in fiscal 2017. This decrease was driven by higher gross margin and lower sales commissions.

Operating income from our Direct-to-consumer segment increased $6,539 to an operating income of $6,442 in fiscal 2018 from an operating loss of $97 in fiscal 2017 primarily driven by the sales increase discussed above and lower non-cash asset impairment charges related to property and equipment of certain retail stores with carrying values that were determined not to be recoverable and exceeded fair value.

Unallocated corporate expenses are comprised of SG&A expenses attributable to corporate and administrative activities (such as marketing, design, finance, information technology, legal and human resources departments), and other charges that are not directly attributable to our reportable segments.

Interest expense, net increased $342, or 6.2%, to $5,882 in fiscal 2018 from $5,540 in fiscal 2017 primarily due to a $816 write-off of deferred financing costs related to the 2013 Term Loan Facility and the 2013 Revolving Credit Facility offset by lower borrowings under 2018 credit facilities compared to the borrowings under our 2013 credit facilities.

Other expense (income), net was an expense of $225 in fiscal 2018 compared with an income of $81,882 in fiscal 2017. The change was primarily attributable to a $82,002 pre-tax benefit from re-measurement of the liability related to the Tax Receivable Agreement in fiscal 2017 which adjustment was not required for the current year. See “Critical Accounting Policies – Tax Receivable Agreement” below and Note 12 “Related Party Transactions” to the consolidated financial statements in this Annual Report on Form 10-K for further information.

Provision (benefit) for income taxes for fiscal 2018 was $54 as compared to a benefit of $572 for fiscal 2017. The TCJA which was adopted on December 2017 made substantial changes to U.S. tax law, including a reduction in the corporate tax rate, a limitation on deductibility of interest expense, a limitation on the use of net operating losses to offset future taxable income, and the allowance of immediate expensing of capital expenditures. Our effective tax rate for fiscal 2018 and fiscal 2017 was (2.7)% and (1.0)%, respectively. The effective tax rate for fiscal 2018 differed from the U.S. statutory rate of 21% primarily due to the impact of state taxes, the impact of valuation allowance established against our deferred tax asset, and non-deductible officers’ compensation offset by the impact of a return to provision adjustment. The effective tax rate for fiscal 2017 differed from the U.S. statutory rate of 33.7% primarily due to the non-deductible Tax Receivable Agreement revaluation and the reduction in valuation allowance.  Excluding the impact of the Tax Receivable Agreement and valuation allowance, the effective tax rate was 27.6% for fiscal 2017 and differed from the U.S. statutory rate of 33.7% primarily due to the impact of state taxes.

Fiscal 2017 Compared to Fiscal 2016

The following table presents, for the periods indicated, our operating results as a percentage of net sales as well as earnings per share data:

	Fiscal Year
	2017		2016		Variances
		% of Net		% of Net
	Amount	Sales	Amount	Sales	Amount	Percent
(in thousands, except per share data, store counts and percentages)
Statements of Operations:
Net sales	$272,582	100.0%	$268,199	100.0%	$4,383	1.6%
Cost of products sold	150,793	55.3%	145,380	54.2%	5,413	3.7%
Gross profit	121,789	44.7%	122,819	45.8%	(1,030)	(0.8)%
Impairment of goodwill and indefinite-lived intangible asset	—	0.0%	53,061	19.8%	(53,061)	(100.0)%
Selling, general and administrative expenses	140,106	51.4%	134,430	50.1%	5,676	4.2%
(Loss) income from operations	(18,317)	(6.7)%	(64,672)	(24.1)%	46,355	(71.7)%
Interest expense, net	5,540	2.0%	3,932	1.5%	1,608	40.9%
Other (income) expense, net	(81,882)	(30.0)%	329	0.1%	(82,211)	*
Income (loss) before income taxes	58,025	21.3%	(68,933)	(25.7)%	126,958	(184.2)%
(Benefit) provision for income taxes	(572)	(0.2)%	93,726	34.9%	(94,298)	(100.6)%
Net income (loss)	$58,597	21.5%	$(162,659)	(60.6)%	$221,256	(136.0)%
Earnings (loss) per share:
Basic earnings (loss) per share	$7.70		$(35.04)
Diluted earnings (loss) per share	$7.70		$(35.04)
Other Operating and Financial Data:
Total company operated stores at end of period	55		54
Comparable sales growth	5.0%		(15.7)%

(*)	Not meaningful.

Net sales for fiscal 2017 were $272,582, increasing $4,383, or 1.6%, versus $268,199 for fiscal 2016. Net sales by reportable segment were as follows:

	Fiscal Year
(in thousands)	2017	2016
Wholesale	$166,113	$170,053
Direct-to-consumer	106,469	98,146
Total net sales	$272,582	$268,199

Net sales from our Wholesale segment decreased $3,940, or 2.3%, to $166,113 in fiscal 2017 from $170,053 in fiscal 2016, primarily driven by a reduction in full-price and international orders partly offset by an increase in off-price sales. The 53rd week had an immaterial impact on the Wholesale segment.

Net sales from our Direct-to-consumer segment increased $8,323, or 8.5%, to $106,469 in fiscal 2017 from $98,146 in fiscal 2016. Comparable sales increased $4,834, or 5.0%, including e-commerce, reflecting an increase in average unit retail. Additionally, non-comparable store sales contributed $3,601 of sales growth which includes $1,576 for the 53rd week. Since the end of fiscal 2016, one new store has opened, bringing our total retail store count to 55 (consisting of 41 full price stores and 14 outlet stores) as of February 3, 2018, compared to 54 (consisting of 40 full price stores and 14 outlet stores) as of January 28, 2017.

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

Interest expense, net increased $1,608, or 40.9%, to $5,540 in fiscal 2017 from $3,932 in fiscal 2016 primarily due to higher overall average borrowings on the Revolving Credit Facility, as well as increased financing fees as a result of the amendments to the 2013 Term Loan Facility and 2013 Revolving Credit Facility.

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

Liquidity and Capital Resources

Our sources of liquidity are cash and cash equivalents, cash flows from operations, if any, borrowings available under the 2018 Revolving Credit Facility and our ability to access capital markets. Our primary cash needs are funding working capital requirements, meeting our debt service requirements, paying amounts due under the Tax Receivable Agreement and capital expenditures for new stores and related leasehold improvements. The most significant components of our working capital are cash and cash equivalents, accounts receivable, inventories, accounts payable and other current liabilities. We believe that our sources of liquidity will generate sufficient cash flows to meet our obligations during the next twelve months from the date the financial statements are issued.

Operating Activities

	Fiscal Year
(in thousands)	2018	2017	2016
Operating activities
Net (loss) income	$(2,022)	$58,597	$(162,659)
Add (deduct) items not affecting operating cash flows:
Impairment of goodwill and indefinite-lived intangible asset	—	—	53,061
Depreciation and amortization	8,138	10,098	8,684
Adjustment to Tax Receivable Agreement obligation	—	(82,002)	—
Impairment of property and equipment	1,684	5,111	2,082
Loss on disposal of property and equipment	293	—	—
Deferred rent	(1,286)	(1,269)	413
Deferred income taxes	176	(379)	93,444
Share-based compensation expense	1,335	1,138	1,344
Loss on debt extinguishment	816	—	—
Amortization of deferred financing cost	660	1,239	483
Other	—	1	218
Changes in assets and liabilities:
Receivables, net	(8,136)	(10,280)	(936)
Inventories	(4,350)	(10,392)	(1,953)
Prepaid expenses and other current assets	633	(1,738)	544
Accounts payable and accrued expenses	5,634	(9,785)	(24,414)
Other assets and liabilities	—	(711)	(25)
Net cash provided by (used in) operating activities	$3,575	$(40,372)	$(29,714)

Net cash provided by operating activities during fiscal 2018 was $3,575, which consisted of net loss of $2,022, impacted by non-cash items of $11,816 and cash used in working capital of $6,219. Net cash used in working capital resulted from a cash outflow in receivables, net of $8,136 driven largely by lower sales allowances and a cash outflow in inventories of $4,350 due to higher in-transit inventories, offset by cash inflow in accounts payable and accrued expenses of $5,634 primarily due to timing of payments to vendors.

Net cash used in operating activities during fiscal 2017 was $40,372, which consisted of net income of $58,597, impacted by non-cash items of $(66,063) and cash used in working capital of $32,906. Net cash used in working capital primarily resulted from a cash outflow of $10,280 in receivables, net primarily driven by the timing of collections, a cash outflow of $10,392 in inventories and a cash outflow in accounts payable and accrued expenses of $9,785 due to the timing of payments to vendors.

Net cash used in operating activities during fiscal 2016 was $29,714, which consisted of a net loss of $162,659, impacted by non-cash items of $159,729, including $121,836 to record a full valuation allowance on our deferred tax assets, and cash used in working capital of $26,784. Net cash used in working capital resulted primarily from a cash outflow in accounts payable and accrued expenses of $24,414, which included the payment of $29,700, including interest, under the Tax Receivable Agreement with Sun Cardinal.

Investing Activities

	Fiscal Year
(in thousands)	2018	2017	2016
Investing activities
Payments for capital expenditures	$(3,070)	$(3,379)	$(14,287)
Net cash used in investing activities	$(3,070)	$(3,379)	$(14,287)

Net cash used in investing activities of $3,070 during fiscal 2018 represents capital expenditures related to retail store build-outs, including leasehold improvements and store fixtures.

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

Financing Activities

	Fiscal Year
(in thousands)	2018	2017	2016
Financing activities
Proceeds from (repayment of) borrowings under the Revolving Credit Facilities	2,116	11,700	(9,800)
Proceeds from borrowings under the Term Loan Facilities	27,500	—	—
Repayment of borrowings under the Term Loan Facilities	(33,000)	(12,000)	—
Proceeds from common stock issuance, net of transaction costs	—	28,973	63,773
Proceeds from stock option exercises and issuance of common stock under employee stock purchase plan	18	42	4,722
Financing fees	(2,455)	(555)	—
Net cash (used in) provided by financing activities	$(5,821)	$28,160	$58,695

Net cash used by financing activities was $5,821 during fiscal 2018, primarily consisting of $19,016 net borrowings under the 2018 Revolving Credit Facility and $27,500 borrowings under the 2018 Term Loan Facility, partly offset by $16,900 net repayments under the 2013 Revolving Credit Facility and $33,000 repayments under the 2013 Term Loan Facility. $2,455 of financing fees were paid as part of the refinancing of our 2013 Revolving Credit Facility and 2013 Term Loan Facility.

Net cash provided by financing activities was $28,160 during fiscal 2017, primarily consisting of $28,973 of net proceeds received from the rights offering completed on August 30, 2017 (the “2017 Rights Offering”), and $11,700 of net proceeds from borrowings under our Revolving Credit Facility, partly offset by $12,000 of payments under the 2013 Term Loan Facility.

Net cash provided by financing activities was $58,695 during fiscal 2016, primarily consisting of net proceeds received from the issuance of common stock in connection with the rights offering completed on April 14, 2016 (the “2016 Rights Offering”) of $63,773 and $4,722 of proceeds received from stock option exercises and issuance of common stock under our employee stock purchase plan, partly offset by $9,800 of net repayments of borrowings under the 2013 Revolving Credit Facility.

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

The 2018 Term Loan Facility contains a requirement that Vince, LLC maintain a Consolidated Fixed Charge Coverage Ratio (as defined in the credit agreement for the 2018 Term Loan Facility) as of the last day of any period of four fiscal quarters not to exceed 0.85:1.00 for the fiscal quarter ended November 3, 2018, 1.00:1.00 for the fiscal quarters ended February 2, 2019, 1.20:1.00 for the fiscal quarter ending May 4, 2019, 1.35:1.00 for the fiscal quarter ending August 3, 2019, 1.50:1.00 for the fiscal quarters ending November 2, 2019 and February 1, 2020 and 1.75:1.00 for the fiscal quarter ending May 2, 2020 and each fiscal quarter thereafter. In addition, the 2018 Term Loan Facility contains customary representations and warranties, other covenants, and events of default, including but not limited to, covenants with respect to limitations on the incurrence of additional indebtedness, liens, burdensome agreements, guarantees, investments, loans, asset sales, mergers, acquisitions, prepayment of other debt, the repurchase of capital stock, transactions with affiliates, and the ability to change the nature of the Company’s business or its fiscal year, and distributions and dividends. The 2018 Term Loan Facility generally permits dividends to the extent that no default or event of default is continuing or would result from a contemplated dividend, so long as (i) after giving pro forma effect to the contemplated dividend and for the following six months Excess Availability will be at least the greater of 20.0% of the Loan Cap (as defined in the credit agreement for the 2018 Term Loan Facility) and $10,000, (ii) after giving pro forma effect to the contemplated dividend, the Consolidated Fixed Charge Coverage Ratio for the 12 months preceding such dividend will be greater than or equal to 1.0 to 1.0 (provided that the Consolidated Fixed Charge Coverage Ratio may be less than 1.0 to 1.0 if, after giving pro forma effect to the contemplated dividend, Excess Availability for the six fiscal months following the dividend is at least the greater of 25.0% of the Loan Cap and $12,500), and (iii) the pro forma Fixed Charge Coverage Ratio after giving effect to such contemplated dividend is no less than the minimum Consolidated Fixed Charge Coverage Ratio for such quarter. In addition, the 2018 Term Loan Facility is subject to a Borrowing Base (as defined in the credit agreement of the 2018 Term Loan Facility) which can, under certain conditions, result in the imposition of a reserve under the 2018 Revolving Credit Facility. As of February 2, 2019, the Company was in compliance with applicable covenants.

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

Through February 2, 2019, on an inception to date basis, the Company had not made any repayments on the 2018 Term Loan Facility.

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

The 2018 Revolving Credit Facility contains representations and warranties, other covenants and events of default that are customary for this type of financing, including covenants with respect to limitations on the incurrence of additional indebtedness, liens, burdensome agreements, guarantees, investments, loans, asset sales, mergers, acquisitions, prepayment of other debt, the repurchase of capital stock, transactions with affiliates, and the ability to change the nature of the Company’s business or its fiscal year. The 2018 Revolving Credit Facility generally permits dividends in the absence of any event of default (including any event of default arising from a contemplated dividend), so long as (i) after giving pro forma effect to the contemplated dividend and for the following six months Excess Availability will be at least the greater of 20.0% of the Loan Cap and $10 million and (ii) after giving pro forma effect to the contemplated dividend, the Consolidated Fixed Charge Coverage Ratio for the 12 months preceding such dividend will be greater than or equal to 1.0 to 1.0 (provided that the Consolidated Fixed Charge Coverage Ratio may be less than 1.0 to 1.0 if, after giving pro forma effect to the contemplated dividend, Excess Availability for the six fiscal months following the dividend is at least the greater of 25.0% of the Loan Cap and $12,500). As of February 2, 2019, the Company was in compliance with applicable covenants.

As of February 2, 2019, $36,850 was available under the 2018 Revolving Credit Facility, net of the loan cap, and there were $19,016 of borrowings outstanding and $6,013 of letters of credit outstanding under the 2018 Revolving Credit Facility. The weighted average interest rate for borrowings outstanding under the 2018 Revolving Credit Facility as of February 2, 2019 was 4.4%.

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

Contractual Obligations

The following table summarizes our contractual obligations as of February 2, 2019:

	Future payments due by period
(in thousands)	2019	2020-2021	2022-2023	Thereafter	Total
Unrecorded contractual obligations
Operating lease obligations	$21,512	$38,932	$32,307	$24,140	$116,891
Other contractual obligations (1)	27,298	3,935	242	—	31,475
Recorded contractual obligations
Long-term debt obligations	2,750	5,500	19,250	—	27,500
Tax Receivable Agreement (2)					58,273
Total	$51,560	$48,367	$51,799	$24,140	$234,139

(1)	Consists primarily of inventory purchase obligations and service contracts.
(2)

VHC entered into the Tax Receivable Agreement with the Pre-IPO Stockholders (as described in Note 12 “Related Party Transactions” within the notes to Consolidated Financial Statements in this Annual Report on Form 10-K). We cannot, however, reliably estimate in which future periods these amounts would become due, other than those amounts expected to be paid within one year. The amount set forth in the “Total” column represents the estimated remaining obligation as of February 2, 2019 under the Tax Receivable Agreement.

The summary above does not include the following items:

•

As of February 2, 2019, we have recorded $2,304 of unrecognized tax benefits, excluding interest and penalties. We are unable to make reliable estimates of cash flows by period due to the inherent uncertainty surrounding the effective settlement of these positions.

•

Interest payable under the 2018 Term Loan Facility, which is calculated at a rate equal to the 90-day LIBOR rate (subject to a 0% floor) plus applicable margins subject to a pricing grid based on a minimum Consolidated EBITDA (as defined in the credit agreement for the 2018 Term Loan Facility) calculation.

•

Interest payable under the 2018 Revolving Credit facility, which is calculated at either the LIBOR or the Base Rate, in each case, plus an applicable margins subject to a pricing grid based on an average daily excess availability calculation. The “Base Rate” means, for any day, a fluctuating rate per annum equal to the highest of (i) the rate of interest in effect for such day as publicly announced from time to time by Citizens as its prime rate; (ii) the Federal Funds Rate for such day, plus 0.5%; and (iii) the LIBOR Rate for a one month interest period as determined on such day, plus 1.00%.

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

Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses. Management bases estimates on historical experience and other assumptions it believes to be reasonable under the circumstances and evaluates these estimates on an on-going basis. Actual results may differ from these estimates under different assumptions or conditions.

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

Revenue Recognition and Accounts Receivable Reserves for Allowances

The Company recognizes revenue when performance obligations identified under the terms of contracts with its customers are satisfied, which generally occurs upon the transfer of control in accordance with the contractual terms and conditions of the sale. Sales are recognized when the control of the goods are transferred to the customer for the Company’s wholesale business, upon receipt by the customer for the Company’s e-commerce business, and at the time of sale to the consumer for the Company’s retail business. Sales are measured as the amount of consideration the Company expects to receive in exchange for transferring goods, which includes estimates for variable consideration. Variable consideration mainly includes discounts, chargebacks, markdown allowances, cooperative advertising programs, and sales returns. Estimated amounts of discounts, chargebacks, markdown allowances, cooperative advertising programs, and sales returns are accounted for as reductions of sales when the associated sale occurs. These estimated amounts are adjusted periodically based on changes in facts and circumstances when the changes become known. On the Company’s consolidated balance sheet, reserves for sales returns are included within other accrued liabilities, and the value of inventory associated with reserves for sales returns are included in prepaid expenses and other current assets. The Company continues to estimate the amount of sales returns based on known trends and historical return rates.

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

At February 2, 2019, a hypothetical 1% change in the reserves for allowances would have resulted in a change of $74 in accounts receivable and net sales.

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

At February 2, 2019, a hypothetical 1% change in the inventory obsolescence reserve would have resulted in a change of $18 in inventory, net and cost of products sold.

Fair Value Assessments of Goodwill and Other Indefinite-Lived Intangible Assets

Goodwill and other indefinite-lived intangible assets are tested for impairment at least annually and in an interim period if a triggering event occurs. We completed our annual impairment testing on our goodwill and indefinite-lived intangible asset, which consists of the Vince tradename, during the fourth quarters of fiscal 2018, fiscal 2017 and fiscal 2016.

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

In fiscal 2018, the Company elected to perform a qualitative impairment test on goodwill and concluded that it was more likely than not that the fair value of the Company’s Wholesale reporting unit exceeded its carrying value and the goodwill which amounted to $41,435 as of February 2, 2019 was not impaired.

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

In fiscal 2016, a quantitative impairment test on goodwill determined that the fair value of our Direct-to-consumer reporting unit was below its carrying value. During fiscal 2016, the sales results within the Direct-to-consumer reporting unit were impacted by continued declines in average order values as well as declines in the number of transactions due to lower conversion rates and reduced traffic and as a result, the Direct-to-consumer reporting unit did not meet expectations, resulting in lower current and expected future cash flows. We estimated the fair value of our Direct-to-consumer reporting unit using both the income and market valuation approaches, with a weighting of 80% and 20%, respectively. “Step one” of the assessment determined that the fair value of the Direct-to-consumer reporting unit was below the carrying amount by approximately 40%. Accordingly, “step two” of the assessment was performed, which compared the implied fair value of the goodwill to the carrying value of such goodwill by performing a hypothetical purchase price allocation using the fair value of the reporting unit determined in “step one”. Based on the results from “step two,” we recorded a goodwill impairment charge of $22,311 to write-off all of the goodwill in our Direct-to-consumer reporting unit. The charge was recorded within Impairment of goodwill and indefinite-lived intangible asset on the Consolidated Statements of Operations, during the fourth quarter of fiscal 2016. Additionally, the results of “step one” of the assessment determined that the fair value of the Wholesale reporting unit exceeded its carrying value by approximately 40% and therefore did not result in any impairment of goodwill, which amounted to $41,435 as of January 28, 2017. Significant assumptions utilized in the discounted cash flow analysis included a discount rate of 16.0%. Significant assumptions utilized in a market-based approach were market multiples ranging from 0.50x to 0.90x for the Company’s reporting units.

In fiscal 2018, the Company elected to perform a qualitative impairment test on its tradename intangible asset and concluded that it is more likely than not that the fair value of the Company’s tradename intangible asset exceeds its carrying value and the tradename intangible asset is not impaired.

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

During fiscal 2018, we recorded non-cash asset impairment charges of $1,684, within SG&A expenses on the Consolidated Statements of Operations, related to the impairment of property and equipment of certain retail stores with carrying values that were determined not to be recoverable and exceeded fair value. Prior to the impairment charge, these retail stores had a total net book value of $1,740.

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

Tax Receivable Agreement

          In connection with the consummation of the IPO, we entered into a Tax Receivable Agreement with the Pre-IPO Stockholders.  The Tax Receivable Agreement provides for payments to the Pre-IPO Stockholders in an amount equal to 85% of the aggregate reduction in taxes payable realized by the Company and its subsidiaries from the utilization of the Pre-IPO Tax Benefits. Amounts payable under the Tax Receivable Agreement are contingent upon, among other things, (i) generation of future taxable income over the term of the Tax Receivable Agreement and (ii) changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits, then we would not be required to make the related payment obligations under the Tax Receivable Agreement. Therefore, we would only recognize a liability for the Tax Receivable Agreement obligation if we determine if it is probable that we will generate sufficient future taxable income over the term of the Tax Receivable Agreement to utilize the related tax benefits. Estimating future taxable income is inherently uncertain and requires judgment. In projecting future taxable income, we consider our historical results and incorporate certain assumptions, including revenue growth, operating margins, and projected retail location openings, among others. If we determine in the future that we will not be able to fully utilize all or part of the related tax benefits, we would derecognize the portion of the liability related to benefits not expected to be utilized. Alternatively, if we generate additional future taxable income beyond our current estimate, we would recognize additional liability related to benefits expected to be utilized.

          As of February 2, 2019, our TRA liability was recorded at $58,273 which is classified as non-current under Other liabilities on our Consolidated Balance Sheets.

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

Due to the uncertain nature of the realization of our deferred income tax assets, during the fourth quarter of fiscal 2016, we recorded valuation allowances within Provision for income taxes on the Consolidated Statements of Operations. During fiscal 2018, the Company recorded additional valuation allowances in the amount of $1,048 due to the combination of (i) a current year pre-tax loss; (ii) levels of projected pre-tax income; and (iii) the Company’s ability to carry forward or carry back tax losses. This valuation allowance is subject to periodic review, and if the allowance is reduced, the tax benefit will be recorded in the future operations as a reduction of our income tax expense.

Recent Accounting Pronouncements

For information on certain recently issued or proposed accounting standards which may impact the Company, please refer to the notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

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

Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of February 2, 2019.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of February 2, 2019 due to the material weakness in our internal control over financial reporting described below.

As a result of the material weakness identified, we performed additional analysis, substantive testing and other post-closing procedures intended to ensure that our consolidated financial statements were prepared in accordance with U.S.GAAP. Accordingly, management believes that the consolidated financial statements and related notes thereto included in this Annual Report on Form 10-K fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting

          The remediation activities related to the tradename indefinite-lived intangible asset described below are changes in internal control over financial reporting during the quarter ended February 2, 2019 that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

Remediation of Previously Reported Material Weaknesses in Internal Control over Financial Reporting

Tradename indefinite-lived intangible asset

As previously disclosed in our Annual Report on Form 10-K for the period ended February 3, 2018, we had not maintained effective controls over the valuation of our tradename indefinite-lived intangible asset. Specifically, we had not designed and maintained controls that operated at a sufficient level of precision to determine the completeness and accuracy of the inputs into the valuation model used for the annual impairment assessment of the tradename indefinite-lived intangible asset.

During fiscal 2018, we remediated this material weakness by designing, implementing and maintaining management review controls that operated effectively for a reasonable period of time at a sufficient level of precision to determine the completeness and accuracy of the inputs into the valuation model used for the annual impairment assessment of the tradename indefinite-lived intangible asset.

Information Technology (“IT”) Risk Assessment and IT Governance

As previously disclosed in our Annual Report on Form 10-K for the period ended February 3, 2018, we had not designed and implemented effective controls over risk assessment with regard to our processes and procedures commensurate with our financial reporting requirements. Specifically, we did not maintain appropriate corporate governance and oversight, change management and system implementation controls intended to address the risks associated with the implementation of our ERP and payroll systems and to timely identify and appropriately mitigate such risk prior to transitioning to the new systems.

During fiscal 2018, we remediated this material weakness by implementing the following controls and procedures that were designed appropriately and determined to be operating effectively for a reasonable period of time:

•

The Company established an IT Steering Committee which adopted comprehensive information technology governance policies and procedures, including an IT risk assessment, to ensure continuous corporate governance and oversight over ongoing projects and implementation, strategic alignment, cost management and project risks; and

•

The Company implemented a Software Development Life Cycle (“SDLC”) policy and enhanced SDLC controls to enforce and provide guidance and structure for project implementations, including project exploration, project initiation, design review, pre go-live review, and post go-live review.

•

The Company engaged a third-party to assist management conduct an overall business process risk assessment, to comprehensively document and enhance the design of key controls within our risk and control matrix, and to work with process owners in assessing risk and consult on the design of control activities and remediation action plans.

Control environment

As previously disclosed in our Annual Report on Form 10-K for the period ended February 3, 2018, we did not maintain an effective control environment over the internal control activities to ensure the processing and reporting of transactions were complete, accurate, and timely. Specifically, we did not design and implement a sufficient level of formal financial reporting and operating policies and procedures that defined how transactions across the business cycles should be initiated, recorded, processed, authorized, monitored, approved and appropriately reported, including presentation and disclosure within the financial statements.

During fiscal 2018, we remediated this material weakness by implementing the following controls and procedures that were designed appropriately and determined to be operating effectively for a reasonable period of time:

•	The Company significantly improved its governance and collaboration across all business areas through strengthening process documentation, controls, business procedures, and training materials;
•

The Company implemented an Electronic Data Interface (EDI) price matching process for customer purchase orders, including the automation of permanent customer discounts in the order entry/ERP system to help ensure sales orders and customer transactions were processed timely and accurately;

•	The Company implemented a detective process to ensure customer transactions were processed accurately and with proper authorization;
•	The Company strengthened its controls related to balance sheets, including proper segregation of duties, proper reviewers and approvers, and fluctuation analyses; and
•	The Company documented and standardized the process of tracking and reviewing account reconciliation progress by implementing and actively monitoring a balance sheet reconciliation tracker.

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

Management assessed the effectiveness of our internal control over financial reporting as of February 2, 2019. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on this assessment, management has concluded that, as of February 2, 2019, our internal control over financial reporting was not effective, as management identified deficiencies in internal control over financial reporting that were determined to rise to the level of a material weakness. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We previously identified and disclosed in our Annual Report on Form 10-K for the period ended February 3, 2018, as well as in our Quarterly Reports on Form 10-Q for each interim period in fiscal 2018, a material weakness in our internal control over financial reporting relating to the following:

IT general controls

We did not (i) maintain program change management controls to ensure that information technology program and data changes affecting financial IT applications and underlying accounting records were tested, approved and implemented appropriately; and (ii) maintain adequate user access controls to ensure appropriate segregation of duties and to adequately restrict access to financial applications and data.

This material weakness did not result in a material misstatement to the annual or interim consolidated financial statements. However, this material weakness could impact the effectiveness of IT-dependent controls (such as automated controls that address the risk of material misstatement to one or more assertions, along with the IT controls and underlying data that support the effectiveness of system-generated data and reports) that could result in a misstatement impacting account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Remediation Efforts to Address the Material Weakness

During fiscal 2018, we made significant progress on our comprehensive remediation plan related to this material weakness by implementing the following controls and procedures:

•	The Company strengthened its user provisioning and terminations processes in place to ensure employee access to key systems were properly approved, evaluated, and removed;
•	The Company enhanced segregation of duties across all major business functions, as well as mitigating internal controls to proactively address segregation of duties risks;
•	The Company modified system access rights of all retail store personnel, the largest group of systems users, with segregation of duties commensurate to the job responsibilities; and
•

The Company performed an overall segregation of duties risk assessment to identify key segregation of duties risks to the Company, segregation of duties conflicts and actions associated with removing conflicts, and mapped remaining conflicts to detective and compensating controls performed by separate individuals from those associated with segregation of duties conflicts.

To fully address the remediation of deficiencies related to segregation of duties, we will need to fully remediate the deficiencies regarding systems access discussed below.

Management continues to follow a comprehensive remediation plan to fully address this control deficiency. The remediation plan includes:

•	Implementing and effectively operating controls related to the routine reviews of user system access and user re-certifications; and
•	The continued evaluation and monitoring of order entry/ERP system change reports.

While we have reported a material weakness that is not remediated in fiscal 2018, we believe we made significant progress in addressing financial, compliance, and operational risks and improving controls across the Company. Until the material weakness is remediated, we will continue to perform additional analysis, substantive testing and other post-closing procedures to ensure that our consolidated financial statements are prepared in accordance with U.S.GAAP.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is incorporated herein by reference from the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2019 annual meeting of stockholders. Our definitive proxy statement will be filed on or before 120 days after the end of fiscal 2018.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item is incorporated herein by reference from the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2019 annual meeting of stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS.

The information required by this Item is incorporated herein by reference from the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2019 annual meeting of stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated herein by reference from the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2019 annual meeting of stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item is incorporated herein by reference from the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2019 annual meeting of stockholders.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a)	Financial Statements and Financial Statement Schedules. See “Index to the Audited Consolidated Financial Statements” which is located on F-1 of this Annual Report on Form 10-K.
(b)	Exhibits. See the exhibit index which is included herein.

Exhibit Listing:

Exhibit Number	Exhibit Description

3.1

Amended & Restated Certificate of Incorporation of Vince Holding Corp. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 27, 2013).

3.2

Amended & Restated Bylaws of Vince Holding Corp. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 27, 2013).

3.3

Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.01 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 8, 2017).

4.1	Form of Stock certificate (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 25, 2018).

4.2

Registration Agreement, dated as of February 20, 2008, among Apparel Holding Corp., Sun Cardinal, LLC, SCSF Cardinal, LLC and the Other Investors party thereto (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-191336) filed with the Securities and Exchange Commission on September 24, 2013).

10.1

Shared Services Agreement, dated as of November 27, 2013, between Vince, LLC and Kellwood Company, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 27, 2013).

10.2

Tax Receivable Agreement, dated as of November 27, 2013, between Vince Intermediate Holding, LLC, the Stockholders, and Sun Cardinal, LLC as Stockholder Representative (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 27, 2013).

10.3

Consulting Agreement, dated as of November 27, 2013, between Vince Holding Corp. and Sun Capital Partners Management V, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 27, 2013).

Exhibit Number	Exhibit Description

10.4

Credit Agreement, dated as of November 27, 2013, by and among Vince, LLC, Vince Intermediate Holding, LLC, Bank of America, N.A., as Administrative Agent, J.P. Morgan Securities LLC, as Syndication Agent, Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, as Joint Lead Arrangers and Joint Bookrunners, and Cantor Fitzgerald Securities, as Documentation Agent (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 27, 2013).

10.5

Credit Agreement, dated as of November 27, 2013, by and among Vince, LLC, the guarantors party thereto, Bank of America, N.A., as Agent, the other lenders party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Sole Lead Arranger and Sole Book Runner (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 27, 2013).

10.6†

Form of Indemnification Agreement (for directors and officers affiliated with Sun Capital Partners) (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 27, 2013).

10.7†

Form of Indemnification Agreement (for directors and officers not affiliated with Sun Capital Partners) (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 27, 2013).

10.8†

Vince Holding Corp. 2013 Incentive Plan (incorporated by reference to Exhibit 10.66 to the Company’s Registration Statement on Form S-1 (File No. 333-191336) filed with the Securities and Exchange Commission on November 12, 2013).

10.9†

Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 27, 2013).

10.10†

Form of Director Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 27, 2013).

10.11†

Vince Holding Corp. Amended and Restated 2013 Employee Stock Purchase Plan (incorporated by reference to Annex A to the Company’s Information Statement on Schedule 14C filed with the Securities and Exchange Commission on September 3, 2015).

10.12

First Amendment to Credit Agreement, dated as of June 3, 2015, by and among Vince, LLC, the guarantors party thereto, Bank of America, N.A., as Agent, the other lenders party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Sole Lead Arranger and Sole Book Runner (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on September 8, 2015).

10.13

First Amendment to the Tax Receivable Agreement, dated as of September 1, 2015, between Vince Holding Corp., the Stockholders, and the Stockholder Representative (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 10, 2015).

10.14†

Employment Offer Letter, dated as of October 22, 2015, from Vince, LLC to Brendan Hoffman relating to his appointment as the Chief Executive Officer of the Company (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 10, 2015).

10.15†

Employment Offer Letter, dated as of January 12, 2016, from Vince, LLC to David Stefko relating to his appointment as the Chief Financial Officer of the Company (incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 14, 2016).

10.16†

Employment Offer Letter, dated as of June 30, 2016, between Vince, LLC and Mark Engebretson (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 8, 2016).

10.17†

Amendment No. 1 to Employment Offer Letter, dated as of September 12, 2016, between Vince, LLC to Mark Engebretson (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 8, 2016).

10.18

Side Letter to Credit Agreement, dated as of March 6, 2017, by and among Vince, LLC, Vince Intermediate Holding, LLC, Vince Holding Corp. and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 8, 2017).

Exhibit Number	Exhibit Description

10.19

Side Letter to Credit Agreement, dated as of April 14, 2017, by and among Vince, LLC, Vince Intermediate Holding, LLC, Vince Holding Corp. and Bank of America, N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 8, 2017).

10.20

First Amendment to the Credit Agreement, dated as of June 30, 2017, by and among Vince, LLC, Vince Intermediate Holding, LLC, Vince Holding Corp. and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 5, 2017).

10.21

Side Letter to the Credit Agreement, dated as of June 30, 2017, by and among Vince, LLC, Vince Intermediate Holding, LLC, Vince Holding Corp. and Bank of America N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 5, 2017).

10.22

Second Amendment to the Credit Agreement, dated as of June 22, 2017, by and among Vince, LLC, the guarantors party thereto, Bank of America, N.A., as Agent, the other lenders party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Sole Lead Arranger and Sole Book Runner by and among the Company, the guarantors parties thereto, BofA, as administrative agent, and each lender party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 5, 2017).

10.23

Third Amendment to the Credit Agreement, dated as of March 28, 2018, by and among Vince, LLC, the guarantors party thereto, Bank of America, N.A., as Agent, the other lenders party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Sole Lead Arranger and Sole Book Runner by and among the Company, the guarantors parties thereto, BofA, as administrative agent, and each lender party thereto (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2018).

10.24

Credit Facility, dated June 22, 2017 by and among Vince Holding Corp., Sun Capital Fund V, L.P. as guarantor, and Bank of Montreal (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 5, 2017).

10.25

Letter Agreement, dated June 22, 2017, with Bank of America, N.A. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 5, 2017).

10.26

Agreement, dated as of July 13, 2017, by and between Vince, LLC and Rebecca Taylor, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2017).

10.27

Investment Agreement, dated as of August 10, 2017, by and among Vince Holding Corp., Sun Cardinal, LLC and SCSF Cardinal, LLC (incorporated by reference to Exhibit 10.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 10, 2017).

10.28†	Employment Offer Letter, dated as of January 10, 2017, between Vince, LLC and Marie Fogel.

10.29†	Amendment No. 1 to Employment Offer Letter, dated as of July 11, 2017, between Vince, LLC and Marie Fogel.

10.30†	Amendment No. 2 to Employment Offer Letter, dated as of June 29, 2018, between Vince, LLC and Marie Fogel.

10.31

Credit Agreement, dated as of August 21, 2018, by and among Vince, LLC as the borrower, the guarantors named therein, Citizens Bank, N.A., as administrative agent and collateral agent, and the other lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2018).

10.32

Credit Agreement, dated as of August 21, 2018, by and among Vince, LLC as the borrower, the guarantors named therein, Crystal Financial, LLC, as administrative agent and collateral agent, and the other lenders from time to time party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2018).

10.33†	Form of Restricted Stock Unit Agreement with respect to RSUs granted to Brendan Hoffman and David Stefko on May 25, 2018.

10.34†	Form of Restricted Stock Unit Agreement with respect to RSUs granted pursuant to the Company’s annual long-term incentive program.

10.35†

Form of Restricted Stock Unit Agreement with respect to RSUs granted pursuant to the Company’s 2018 Option Exchange (incorporated by reference to Exhibit (d)(9) to the Company’s Tender Offer Statement on Schedule TO filed with the Securities and Exchange Commission on April 25, 2018).

Exhibit Number	Exhibit Description

21.1	List of subsidiaries of Vince Holding Corp.

23.1	Consent of PricewaterhouseCoopers LLP

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial Statements in XBRL Format

†	Indicates exhibits that constitute management contracts or compensatory plans or arrangements
ITEM 16.	FORM 10-K SUMMARY.

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

Signature	Title	Date

/s/ Brendan Hoffman	Chief Executive Officer (Principal Executive Officer) (Director)	April 12, 2019
Brendan Hoffman

/s/ David Stefko	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	April 12, 2019
David Stefko

/s/ Jonathan H. Borell	Director	April 12, 2019
Jonathan H. Borell

/s/ Ryan J. Esko	Director	April 12, 2019
Ryan J. Esko

/s/ Jeff M. Feinberg	Director	April 12, 2019
Jeff M. Feinberg

/s/ Jerome Griffith	Director	April 12, 2019
Jerome Griffith

/s/ Marc J. Leder	Director	April 12, 2019
Marc J. Leder

/s/ Michael Mardy	Director	April 12, 2019
Michael Mardy

/s/ Eugenia Ulasewicz	Director	April 12, 2019
Eugenia Ulasewicz

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Vince Holding Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vince Holding Corp. and its subsidiaries (the “Company”) as of February 2, 2019 and February 3, 2018, and the related consolidated statements of operations and comprehensive income (loss), of stockholders’ equity (deficit) and of cash flows for each of the three years in the period ended February 2, 2019, including the related notes and accompanying schedule of valuation and qualifying accounts for each of the three years in the period ended February 2, 2019 (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 2, 2019 and February 3, 2018, and the results of its operations and its cash flows for each of the three years in the period ended February 2, 2019 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

April 12, 2019

We have served as the Company’s auditor since 2012.

VINCE HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	February 2,	February 3,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$118	$5,372
Trade receivables, net	28,896	20,760
Inventories, net	53,271	48,921
Prepaid expenses and other current assets	6,317	6,521
Total current assets	88,602	81,574
Property and equipment, net	25,156	31,608
Intangible assets, net	76,501	77,099
Goodwill	41,435	41,435
Deferred income taxes	203	379
Other assets	3,034	2,439
Total assets	$234,931	$234,534

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$28,787	$22,556
Accrued salaries and employee benefits	5,510	6,715
Other accrued expenses	8,535	7,906
Current portion of long-term debt	2,750	8,000
Total current liabilities	45,582	45,177
Long-term debt	42,340	40,682
Deferred rent	14,636	15,633
Other liabilities	58,273	58,273

Commitments and contingencies (Note 5)

Stockholders' equity:
Common stock at $0.01 par value (100,000,000 shares authorized, 11,622,994 and 11,616,500 shares issued and outstanding at February 2, 2019 and February 3, 2018, respectively)	116	116
Additional paid-in capital	1,114,695	1,113,342
Accumulated deficit	(1,040,646)	(1,038,624)
Accumulated other comprehensive loss	(65)	(65)
Total stockholders' equity	74,100	74,769
Total liabilities and stockholders' equity	$234,931	$234,534

See accompanying notes to Consolidated Financial Statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data and share amounts)

	Fiscal Year
	2018	2017	2016
Net sales	$278,951	$272,582	$268,199
Cost of products sold	148,226	150,793	145,380
Gross profit	130,725	121,789	122,819
Impairment of goodwill and indefinite-lived intangible asset	—	—	53,061
Selling, general and administrative expenses	126,586	140,106	134,430
Income (loss) from operations	4,139	(18,317)	(64,672)
Interest expense, net	5,882	5,540	3,932
Other expense (income), net	225	(81,882)	329
(Loss) income before income taxes	(1,968)	58,025	(68,933)
Provision (benefit) for income taxes	54	(572)	93,726
Net (loss) income and comprehensive (loss) income	$(2,022)	$58,597	$(162,659)
Earnings (loss) per share:
Basic (loss) earnings per share	$(0.17)	$7.70	$(35.04)
Diluted (loss) earnings per share	$(0.17)	$7.70	$(35.04)
Weighted average shares outstanding:
Basic	11,619,828	7,605,822	4,642,053
Diluted	11,619,828	7,608,427	4,642,053

See accompanying notes to Consolidated Financial Statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

	Common Stock
	Number of Shares Outstanding	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
Balance as of January 30, 2016	3,677,941	$37	$1,013,008	$(934,478)	$(65)	$78,502
Comprehensive loss:
Net loss	—	—	—	(162,659)	—	(162,659)
Common stock issuance, net of certain costs	1,181,818	12	64,098	—	—	64,110
Share-based compensation expense	—	—	1,344	—	—	1,344
Exercise of stock options and issuance of common stock under employee stock purchase plan	81,543	—	4,722	—	—	4,722
Restricted stock unit vestings	1,458	—	—	—	—	—
Balance as of January 28, 2017	4,942,760	49	1,083,172	(1,097,137)	(65)	(13,981)
Comprehensive income:
Net income	—	—	—	58,597	—	58,597
Common stock issuance, net of certain costs	6,666,666	67	28,906	—	—	28,973
Share-based compensation expense	—	—	1,138	—	—	1,138
Exercise of stock options and issuance of common stock under employee stock purchase plan	4,244	—	42	—	—	42
Restricted stock unit vestings	3,137	—	—	—	—	—
Shares cancelled as a result of the reverse stock split	(307)	—	—	—	—	—
Cumulative effect of the adoption of new accounting pronouncement	—	—	84	(84)	—	—
Balance as of February 3, 2018	11,616,500	116	1,113,342	(1,038,624)	(65)	74,769
Comprehensive income:
Net loss	—	—	—	(2,022)	—	(2,022)
Share-based compensation expense	—	—	1,335	—	—	1,335
Exercise of stock options and issuance of common stock under employee stock purchase plan	1,654	—	18	—	—	18
Restricted stock unit vestings	4,840	—	—	—	—	—
Balance as of February 2, 2019	11,622,994	$116	$1,114,695	$(1,040,646)	$(65)	$74,100

See accompanying notes to Consolidated Financial Statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year
	2018	2017	2016
Operating activities
Net (loss) income	$(2,022)	$58,597	$(162,659)
Add (deduct) items not affecting operating cash flows:
Impairment of goodwill and indefinite-lived intangible asset	—	—	53,061
Depreciation and amortization	8,138	10,098	8,684
Adjustment to Tax Receivable Agreement obligation	—	(82,002)	—
Impairment of property and equipment	1,684	5,111	2,082
Loss on disposal of property and equipment	293	—	—
Deferred rent	(1,286)	(1,269)	413
Deferred income taxes	176	(379)	93,444
Share-based compensation expense	1,335	1,138	1,344
Loss on debt extinguishment	816	—	—
Amortization of deferred financing cost	660	1,239	483
Other	—	1	218
Changes in assets and liabilities:
Receivables, net	(8,136)	(10,280)	(936)
Inventories	(4,350)	(10,392)	(1,953)
Prepaid expenses and other current assets	633	(1,738)	544
Accounts payable and accrued expenses	5,634	(9,785)	(24,414)
Other assets and liabilities	—	(711)	(25)
Net cash provided by (used in) operating activities	3,575	(40,372)	(29,714)
Investing activities
Payments for capital expenditures	(3,070)	(3,379)	(14,287)
Net cash used in investing activities	(3,070)	(3,379)	(14,287)
Financing activities
Proceeds from (repayment of) borrowings under the Revolving Credit Facilities	2,116	11,700	(9,800)
Proceeds from borrowings under the Term Loan Facilities	27,500	—	—
Repayment of borrowings under the Term Loan Facilities	(33,000)	(12,000)	—
Proceeds from common stock issuance, net of transaction costs	—	28,973	63,773
Proceeds from stock option exercises and issuance of common stock under employee stock purchase plan	18	42	4,722
Financing fees	(2,455)	(555)	—
Net cash (used in) provided by financing activities	(5,821)	28,160	58,695
(Decrease) increase in cash, cash equivalents, and restricted cash	(5,316)	(15,591)	14,694
Cash, cash equivalents, and restricted cash, beginning of period	5,445	21,036	6,342
Cash, cash equivalents, and restricted cash, end of period	129	5,445	21,036

Supplemental Disclosures of Cash Flow Information
Cash payments on Tax Receivable Agreement obligation	351	—	29,700
Cash payments for interest	$4,482	$4,682	$2,952
Cash payments for income taxes, net of refunds	(9)	(239)	330
Supplemental Disclosures of Non-Cash Investing and Financing Activities
Capital expenditures in accounts payable and accrued liabilities	41	20	1,054

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

(A) Description of Business: Established in 2002, Vince is a global luxury apparel and accessories brand best known for creating elevated yet understated pieces for every day. The collections are inspired by the brand’s California origins and embody a feeling of warm and effortless style. Vince designs uncomplicated yet refined pieces that approach dressing with a sense of ease.  Known for its range of luxury products, Vince offers women’s and men’s ready-to-wear and footwear, as well as capsule collection of handbags, fragrance and home for a global lifestyle. Vince products are sold in prestige locations worldwide. The Company reaches its customers through a variety of channels, specifically through major wholesale department stores and specialty stores in the United States (“U.S.”) and select international markets, as well as through the Company’s branded retail locations and the Company’s website. The Company designs products in the U.S. and sources the vast majority of products from contract manufacturers outside the U.S., primarily in Asia. Products are manufactured to meet the Company’s product specifications and labor standards.

(B) Basis of Presentation: The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

The consolidated financial statements include the Company’s accounts and the accounts of the Company’s wholly-owned subsidiaries as of February 2, 2019. All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the financial statements contain all adjustments (consisting solely of normal recurring adjustments) and disclosures necessary for a fair statement.

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

•	References to “fiscal year 2018” or “fiscal 2018” refer to the fiscal year ended February 2, 2019;
•	References to “fiscal year 2017” or “fiscal 2017” refer to the fiscal year ended February 3, 2018; and
•	References to “fiscal year 2016” or “fiscal 2016” refer to the fiscal year ended January 28, 2017.

Fiscal 2017 consisted of a 53-week period. Fiscal years 2018 and 2016 consisted of a 52-week period.

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

(E) Sources and Uses of Liquidity:  The Company’s sources of liquidity are cash and cash equivalents, cash flows from operations, if any, borrowings available under the 2018 Revolving Credit Facility and the Company’s ability to access capital markets. The Company’s primary cash needs are funding working capital requirements, meeting debt service requirements, paying amounts due under the Tax Receivable Agreement and capital expenditures for new stores and related leasehold improvements.

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

In fiscal 2018, sales to two wholesale partner accounted for more than ten percent of the Company’s net sales. These sales represented 33.7% of fiscal 2018 net sales. In fiscal 2017, sales to one wholesale partner accounted for more than ten percent of the Company’s net sales. These sales represented 21.9% of fiscal 2017 net sales. In fiscal 2016, sales to three wholesale partners each accounted for more than ten percent of the Company’s net sales. These sales represented 19.6%, 14.4% and 10.8% of fiscal 2016 net sales.

Three wholesale partners each represented greater than ten percent of the Company’s gross accounts receivable balance as of February 2, 2019, with a corresponding aggregate total of 67.0% of such balance. Three wholesale partners each represented greater than ten percent of the Company’s gross accounts receivable balance as of February 3, 2018, with a corresponding aggregate total of 49.4% of such balance.

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

Product development costs are expensed in selling, general and administrative expense when incurred. Inventory values are reduced to net realizable value when there are factors indicating that certain inventories will not be sold on terms sufficient to recover their cost. Inventories consisted of finished goods. As of February 2, 2019 and February 3, 2018, finished goods, net of reserves were $53,271 and $48,921, respectively.

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

	February 2,	February 3,
(in thousands)	2019	2018
Leasehold improvements	$36,284	$37,307
Furniture, fixtures and equipment	11,447	11,985
Capitalized software	10,677	11,239
Construction in process	124	71
Total property and equipment	58,532	60,602
Less: accumulated depreciation	(33,376)	(28,994)
Property and equipment, net	$25,156	$31,608

Depreciation expense was $7,379, $8,480 and $7,070 for fiscal 2018, fiscal 2017 and fiscal 2016, respectively.

(K) Impairment of Long-lived Assets: The Company reviews long-lived assets with a finite life for existence of facts and circumstances which indicate that the useful life is shorter than previously estimated or that the carrying amount of such assets may not be recoverable from future operations based on undiscounted expected future cash flows. Impairment losses are then recognized in operating results to the extent discounted expected future cash flows are less than the carrying value of the asset. The long-lived asset impairment test is dependent on a number of factors, including estimates of future growth, profitability and cash flows, discount rates and other variables. During fiscal 2018, fiscal 2017 and fiscal 2016, the Company recorded non-cash asset impairment charges of $1,684, $5,111 and $2,082 within Selling, general and administrative expenses in the Consolidated Statements of Operations, related to the impairment of certain retail stores with asset carrying values that were determined not to be recoverable and exceeded fair value.

(L) Goodwill and Other Intangible Assets: Goodwill and other indefinite-lived intangible assets are tested for impairment at least annually and in an interim period if a triggering event occurs. The Company completed its annual impairment testing on its goodwill and indefinite-lived intangible asset during the fourth quarters of fiscal 2018, fiscal 2017 and fiscal 2016. Goodwill is not allocated to the Company’s operating segments in the measure of segment assets regularly reported to and used by management, however goodwill is allocated to operating segments (goodwill reporting units) for the purpose of the annual impairment test for goodwill.

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

In fiscal 2018, the Company elected to perform a qualitative impairment test on goodwill and concluded that it is more likely than not that the fair value of the Company’s Wholesale reporting unit exceeds its carrying value and the goodwill is not impaired.

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

In fiscal 2016, a quantitative impairment test on goodwill determined that the fair value of the Direct-to-consumer reporting unit was below its carrying value. During fiscal 2016, the sales results within the Direct-to-consumer reporting unit were impacted by continued declines in average order values as well as declines in the number of transactions due to lower conversion rates and reduced traffic and as a result, the Direct-to-consumer reporting unit did not meet expectations resulting in lower current and expected future cash flows. The Company estimated the fair value of its Direct-to-consumer reporting unit using both the income and market valuation approaches, with a weighting of 80% and 20%, respectively. “Step one” of the assessment determined that the fair value of the Direct-to-consumer reporting unit was below the carrying amount by approximately 40%.  Accordingly, “step two” of the assessment was performed, which compared the implied fair value of the goodwill to the carrying value of such goodwill by performing a hypothetical purchase price allocation using the fair value of the reporting unit determined in “step one”. Based on the results from “step two,” the Company recorded a goodwill impairment charge of $22,311, to write-off all of the goodwill in the Direct-to-consumer reporting unit. The charge was recorded in Impairment of goodwill and indefinite-lived intangible asset in the Consolidated Statements of Operations, during the fourth quarter of fiscal 2016. Additionally, the results of “step one” of the assessment determined that the fair value of the Wholesale reporting unit exceeded its carrying amount by approximately 40% and therefore did not result in any impairment of goodwill, which amounted to $41,435 as of January 28, 2017. Significant assumptions utilized in the discounted cash flow analysis included a discount rate of 16.0%. Significant assumptions utilized in a market-based approach were market multiples ranging from 0.50x to 0.90x for the Company’s reporting units.

In fiscal 2018, the Company elected to perform a qualitative impairment test on its tradename intangible asset and concluded that it is more likely than not that the fair value of the Company’s tradename intangible asset exceeds its carrying value and the tradename intangible asset is not impaired.

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

(O) Revenue Recognition:  The Company recognizes revenue when performance obligations identified under the terms of contracts with its customers are satisfied, which generally occurs upon the transfer of control in accordance with the contractual terms and conditions of the sale. Sales are recognized when the control of the goods are transferred to the customer for the Company’s wholesale business, upon receipt by the customer for the Company’s e-commerce business, and at the time of sale to the consumer for the Company’s retail business. See Note 11 “Segment Information” for disaggregated revenue amounts by segment.

Revenue associated with gift cards is recognized upon redemption and unredeemed balances are considered contract liability and recorded within other accrued expenses, which are subject to escheatment within the jurisdictions in which it operates. As of February 2, 2019 and February 3, 2018, contract liability was $1,361 and $1,229, respectively. In fiscal 2018, the Company recognized $331 of revenue that was previously included in contract liability as of February 3, 2018.

Amounts billed to customers for shipping and handling costs are not material.  Such shipping and handling costs are accounted for as a fulfillment cost and are included in cost of products sold. Sales taxes that are collected by the Company from a customer are excluded from revenue.

Sales are measured as the amount of consideration the Company expects to receive in exchange for transferring goods, which includes estimates for variable consideration. Variable consideration mainly includes discounts, chargebacks, markdown allowances, cooperative advertising programs, and sales returns. Estimated amounts of discounts, chargebacks, markdown allowances, cooperative advertising programs, and sales returns are accounted for as reductions of sales when the associated sale occurs. These estimated amounts are adjusted periodically based on changes in facts and circumstances when the changes become known. On the Company’s consolidated balance sheet, reserves for sales returns are included within other accrued liabilities, and the value of inventory associated with reserves for sales returns are included in prepaid expenses and other current assets. The Company continues to estimate the amount of sales returns based on known trends and historical return rates.

The following table summarizes the impacts of adopting Topic 606 on the Company’s consolidated balance sheet as of February 2, 2019.

	Impact of changes in accounting standard
	As		Balances without
(in thousands)	reported	Adjustments	adoption of Topic 606
Assets
Trade receivables, net	28,896	(1,524)	27,372
Prepaid expenses and other current assets	6,317	(1,410)	4,907

Liabilities
Other accrued expenses	8,535	(2,934)	5,601

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

(Q) Marketing and Advertising: The Company provides cooperative advertising allowances to certain of its customers. These allowances are accounted for as reductions in sales as discussed in “Revenue Recognition” above. Production expense related to company-directed advertising is deferred until the first time at which the advertisement runs. All other expenses related to company-directed advertising are expensed as incurred. Marketing and advertising expense recorded in selling, general and administrative expenses was $10,628, $8,939 and $8,156 in fiscal 2018, fiscal 2017 and fiscal 2016, respectively. At February 2, 2019 and February 3, 2018, deferred production expenses associated with company-directed advertising were $635 and $415, respectively.

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

(U) Recent Accounting Pronouncements:

Recently Adopted Accounting Pronouncements

In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-18, “Statement of cash flows (Topic 230): Restricted cash”. This guidance requires the statement of cash flows to explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted this guidance in the first quarter of fiscal 2018 using the retrospective transition method to each period presented. The Company’s restricted cash is reserved for payments for claims for its insurance program, which is included in prepaid expenses and other current assets on the Company’s consolidated balance sheets. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets to the consolidated statement of cash flows.

	February 2,	February 3,
(in thousands)	2019	2018
Cash and cash equivalents	$118	$5,372
Restricted cash	11	73
Total Cash, cash equivalents, and restricted cash	$129	$5,445

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”.  This guidance on revenue recognition accounting requires entities to recognize revenue when promised goods or services are transferred to customers and in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Since its issuance, the FASB has amended several aspects of the new guidance. The Company adopted this guidance in the first quarter of fiscal 2018 using the modified retrospective cumulative effect transition method. Therefore, the comparative information has not been adjusted and continues to be reported under Topic 605. The impact to the financial statements of this adoption are primarily related to balance sheet reclassification, including amounts associated with the change in balance sheet classification of the sales returns reserves, with no material impact to the statement of operations and comprehensive loss as the Company’s existing revenue recognition policies are in line with the new guidance. Please refer to (O) Revenue Recognition for detailed discussion.

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

Note 2. Goodwill and Intangible Assets

Net goodwill balances and changes therein by segment were as follows:

(in thousands)	Wholesale	Direct-to-consumer	Total Net Goodwill
Balance as of January 28, 2017	$41,435	$—	$41,435
Balance as of February 3, 2018	41,435	—	41,435
Balance as of February 2, 2019	$41,435	$—	$41,435

The total carrying amount of goodwill was net of accumulated impairments of $69,253, $69,253 and $69,253 as of February 2, 2019, February 3, 2018 and January 28, 2017, respectively. During the fourth quarter of fiscal 2016, the Company recorded a $22,311 goodwill impairment charge as a result of the Company’s annual goodwill impairment test. See Note 1 “Description of Business and Summary of Significant Accounting Policies – (L) Goodwill and Other Intangible Assets” for additional details. There were no impairments recorded as a result of the Company’s annual goodwill impairment test performed during fiscal 2018 and fiscal 2017.

The following tables present a summary of identifiable intangible assets:

(in thousands)	Gross Amount	Accumulated Amortization	Accumulated Impairments	Net Book Value
Balance as of February 2, 2019
Amortizable intangible assets:
Customer relationships	$11,970	$(6,569)	$—	$5,401
Indefinite-lived intangible asset:
Tradename	101,850	—	(30,750)	71,100
Total intangible assets	$113,820	$(6,569)	$(30,750)	$76,501

(in thousands)	Gross Amount	Accumulated Amortization	Accumulated Impairments	Net Book Value
Balance as of February 3, 2018
Amortizable intangible assets:
Customer relationships	$11,970	$(5,971)	$—	$5,999
Indefinite-lived intangible asset:
Tradename	101,850	—	(30,750)	71,100
Total intangible assets	$113,820	$(5,971)	$(30,750)	$77,099

During the fourth quarter of fiscal 2016, the Company recorded a $30,750 impairment charge as a result of the Company’s quantitative assessment on its tradename intangible asset. See Note 1 “Description of Business and Summary of Significant Accounting Policies – (L) Goodwill and Other Intangible Assets” for additional details. No impairments of the Vince tradename were recorded as a result of the Company’s annual asset impairment tests performed during fiscal 2018 and fiscal 2017.

Amortization of identifiable intangible assets was $598, $599 and $598 for fiscal 2018, fiscal 2017 and fiscal 2016, respectively, which is included in Selling, general and administrative expenses on the Consolidated Statements of Operations. Amortization expense for each of the fiscal years 2019 to 2023 is expected to be as follows:

Future
(in thousands)	Amortization
2019	$598
2020	598
2021	598
2022	598
2023	598
Total next 5 fiscal years	$2,990

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

The Company did not have any non-financial assets or non-financial liabilities recognized at fair value on a recurring basis at February 2, 2019 or February 3, 2018. At February 2, 2019 and February 3, 2018, the Company believes that the carrying values of cash and cash equivalents, receivables and accounts payable approximate fair value, due to the short-term maturity of these instruments. The Company’s debt obligations with a carrying value of $46,516 as of February 2, 2019 are at variable interest rates. The carrying value of the Company’s 2018 Revolving Credit Facility approximates fair value as the stated interest rate approximates market rate currently available to the Company, which is considered a Level 2 input. The fair value of the Company’s 2018 Term Loan Facility was approximately $27,000 as of February 2, 2019 based upon an estimated market value calculation that factors principal, time to maturity, interest rate, and current cost of debt, which is considered a Level 3 input.

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

The following tables present the non-financial assets the Company measured at fair value on a non-recurring basis in fiscal 2018 and fiscal 2017, based on such fair value hierarchy:

	Net Carrying Value as of	Fair Value Measured and Recorded at Reporting Date Using:			Total Losses - Year Ended
(in thousands)	February 2, 2019	Level 1	Level 2	Level 3	February 2, 2019
Property and equipment	$56	$—	$—	$56	$1,684	(1)

	Net Carrying Value as of	Fair Value Measured and Recorded at Reporting Date Using:			Total Losses - Year Ended
(in thousands)	February 3, 2018	Level 1	Level 2	Level 3	February 3, 2018
Property and equipment	$493	$—	$—	$493	$5,111	(1)

(1) Recorded within Selling, general and administrative expenses on the Consolidated Statements of Operations. See Note 1 “Description of Business and Summary of Significant Accounting Policies – (K) Impairment of Long-lived Assets” for additional information.

Note 4. Long-Term Debt and Financing Arrangements

Long-term debt consisted of the following:

	February 2,	February 3,
(in thousands)	2019	2018
Term Loan Facilities	$27,500	$33,000
Revolving Credit Facilities	19,016	16,900
Total debt principal	46,516	49,900
Less: current portion of long-term debt	2,750	8,000
Less: deferred financing costs	1,426	1,218
Total long-term debt	$42,340	$40,682

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

The 2018 Term Loan Facility contains a requirement that Vince, LLC maintain a Consolidated Fixed Charge Coverage Ratio (as defined in the credit agreement for the 2018 Term Loan Facility) as of the last day of any period of four fiscal quarters not to exceed 0.85:1.00 for the fiscal quarter ended November 3, 2018, 1.00:1.00 for the fiscal quarter ended February 2, 2019, 1.20:1.00 for the fiscal quarter ending May 4, 2019, 1.35:1.00 for the fiscal quarter ending August 3, 2019, 1.50:1.00 for the fiscal quarters ending November 2, 2019 and February 1, 2020 and 1.75:1.00 for the fiscal quarter ending May 2, 2020 and each fiscal quarter thereafter. In addition, the 2018 Term Loan Facility contains customary representations and warranties, other covenants, and events of default, including but not limited to, covenants with respect to limitations on the incurrence of additional indebtedness, liens, burdensome agreements, guarantees, investments, loans, asset sales, mergers, acquisitions, prepayment of other debt, the repurchase of capital stock, transactions with affiliates, and the ability to change the nature of the Company’s business or its fiscal year, and distributions and dividends. The 2018 Term Loan Facility generally permits dividends to the extent that no default or event of default is continuing or would result from a contemplated dividend, so long as (i) after giving pro forma effect to the contemplated dividend and for the following six months Excess Availability will be at least the greater of 20.0% of the Loan Cap (as defined in the credit agreement for the 2018 Term Loan Facility) and $10,000, (ii) after giving pro forma effect to the contemplated dividend, the Consolidated Fixed Charge Coverage Ratio for the 12 months preceding such dividend will be greater than or equal to 1.0 to 1.0 (provided that the Consolidated Fixed Charge Coverage Ratio may be less than 1.0 to 1.0 if, after giving pro forma effect to the contemplated dividend, Excess Availability for the six fiscal months following the dividend is at least the greater of 25.0% of the Loan Cap and $12,500), and (iii) the pro forma Fixed Charge Coverage Ratio after giving effect to such contemplated dividend is no less than the minimum Consolidated Fixed Charge Coverage Ratio for such quarter. In addition, the 2018 Term Loan Facility is subject to a Borrowing Base (as defined in the credit agreement of the 2018 Term Loan Facility) which can, under certain conditions, result in the imposition of a reserve under the 2018 Revolving Credit Facility. As of February 2, 2019, the Company was in compliance with applicable covenants.

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

Through February 2, 2019, on an inception to date basis, the Company had not made any repayments on the 2018 Term Loan Facility.

Scheduled maturities of the 2018 Term Loan Facility are as follows:

2018 Term Loan
(in thousands)	Maturities
Fiscal 2019	$2,750
Fiscal 2020	2,750
Fiscal 2021	2,750
Fiscal 2022	2,750
Fiscal 2023	16,500
Total	$27,500

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

The 2018 Revolving Credit Facility contains representations and warranties, other covenants and events of default that are customary for this type of financing, including covenants with respect to limitations on the incurrence of additional indebtedness, liens, burdensome agreements, guarantees, investments, loans, asset sales, mergers, acquisitions, prepayment of other debt, the repurchase of capital stock, transactions with affiliates, and the ability to change the nature of the Company’s business or its fiscal year. The 2018 Revolving Credit Facility generally permits dividends in the absence of any event of default (including any event of default arising from a contemplated dividend), so long as (i) after giving pro forma effect to the contemplated dividend and for the following six months Excess Availability will be at least the greater of 20.0% of the Loan Cap and $10 million and (ii) after giving pro forma effect to the contemplated dividend, the Consolidated Fixed Charge Coverage Ratio for the 12 months preceding such dividend will be greater than or equal to 1.0 to 1.0 (provided that the Consolidated Fixed Charge Coverage Ratio may be less than 1.0 to 1.0 if, after giving pro forma effect to the contemplated dividend, Excess Availability for the six fiscal months following the dividend is at least the greater of 25.0% of the Loan Cap and $12,500). As of February 2, 2019, the Company was in compliance with applicable covenants.

As of February 2, 2019, $36,850 was available under the 2018 Revolving Credit Facility, net of the loan cap, and there were $19,016 of borrowings outstanding and $6,013 of letters of credit outstanding under the 2018 Revolving Credit Facility. The weighted average interest rate for borrowings outstanding under the 2018 Revolving Credit Facility as of February 2, 2019 was 4.4%.

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

Bank of Montreal Facility

On June 22, 2017, Vince, LLC entered into a credit facility agreement (the “BMO LC line” as defined therein) with the Bank of Montreal to issue the Specified LCs for the benefit of BofA as credit support for the obligations outstanding under the 2013 Revolving Credit Facility with BofA. The BMO LC Line was guaranteed by Sun Capital Fund V, L.P., an affiliate of Sun Capital Partners. The initial BMO LC Line was issued in the amount of $5,000. The maximum draw amount for all Specified LCs was $10,000. The Specified LCs were never drawn upon and on October 31, 2017, at the request of the Company and upon the satisfaction of certain release conditions, the BMO LC Line was released.

Note 5. Commitments and Contingencies

Leases

The Company leases its office spaces, showrooms and retail stores under operating leases which have remaining terms up to ten years, excluding renewal terms. Most of the Company’s real estate leases contain covenants that require the Company to pay real estate taxes, insurance, and other executory costs. Certain of these leases require contingent rent payments or contain kick-out clauses and/or opt-out clauses, based on the operating results of the retail operations utilizing the leased premises. Rent under leases with scheduled rent changes or lease concessions are recorded on a straight-line basis over the lease term. Rent expense under all operating leases was $23,312, $22,575 and $23,545 for fiscal 2018, fiscal 2017 and fiscal 2016, respectively, which is recorded within selling, general and administrative expenses.

The future minimum lease payments under operating leases at February 2, 2019 were as follows:

Minimum Lease
(in thousands)	Payments
Fiscal 2019	$21,512
Fiscal 2020	19,997
Fiscal 2021	18,935
Fiscal 2022	17,056
Fiscal 2023	15,251
Thereafter	24,140
Total minimum lease payments	$116,891

Other Contractual Cash Obligations

At February 2, 2019, the Company’s other contractual cash obligations of $31,475 consisted primarily of inventory purchase obligations and service contracts.

Litigation

On September 7, 2018, a complaint was filed in the United States District Court for the Eastern District of New York by certain stockholders (collectively, the “Plaintiff”), naming the Company as well as Brendan Hoffman, the Company’s Chief Executive Officer, David Stefko, the Company’s Executive Vice President, Chief Financial Officer, one of the Company’s directors, certain of the Company’s former officers and directors, and Sun Capital Partners, Inc. and certain of its affiliates, as defendants. The complaint generally alleges that the Company and the named parties made false and/or misleading statements and/or failed to disclose matters relating to the transition of the Company’s ERP systems from Kellwood. The complaint brings causes of action for violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated under the Exchange Act against the Company and the named parties and for violations of Section 20(a) of the Exchange Act against the individual parties, Sun Capital Partners, Inc. and its affiliates.  The complaint seeks unspecified monetary damages and unspecified costs and fees. On January 28, 2019, in response to our motion to dismiss the original complaint, the Plaintiff filed an amended complaint, naming the same defendants as parties and asserting the same causes of action as those stated in the original complaint.

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

  Additionally, the Company is a party to legal proceedings, compliance matters, environmental as well as wage and hour and other labor claims that arise in the ordinary course of its business. Although the outcome of such items cannot be determined with certainty, management believes that the ultimate outcome of these items, individually and in the aggregate, will not have a material adverse impact on the Company’s financial position, results of operations or cash flows.

Note 6. Share-Based Compensation

Employee Stock Plans

Vince 2013 Incentive Plan

In connection with the IPO, the Company adopted the Vince 2013 Incentive Plan, which provides for grants of stock options, stock appreciation rights, restricted stock and other stock-based awards. In May 2018, the Company filed a Registration Statement on Form S-8 to register an additional 660,000 shares of common stock available for issuance under the Vince 2013 Incentive Plan. The aggregate number of shares of common stock which may be issued or used for reference purposes under the Vince 2013 Incentive Plan or with respect to which awards may be granted may not exceed 1,000,000 shares, as adjusted to reflect the Reverse Stock Split. The shares available for issuance under the Vince 2013 Incentive Plan may be, in whole or in part, either authorized and unissued shares of the Company’s common stock or shares of common stock held in or acquired for the Company’s treasury. In general, if awards under the Vince 2013 Incentive Plan are cancelled for any reason, or expire or terminate unexercised, the shares covered by such award may again be available for the grant of awards under the Vince 2013 Incentive Plan. As of February 2, 2019, there were 485,282 shares under the Vince 2013 Incentive Plan available for future grants. Options granted pursuant to the Vince 2013 Incentive Plan typically vest in equal installments over four years, subject to the employees’ continued employment and expire on the earlier of the tenth anniversary of the grant date or upon termination as outlined in the Vince 2013 Incentive Plan. Restricted stock units (“RSUs”) granted vest in equal installments over a three-year period or vest in equal installments over four years, subject to the employees’ continued employment, except for RSUs issued under the exchange offer described below and RSUs issued for certain executive officers which vest 100% upon the occurrence of certain change in control events and will expire if they do not vest within two years of grant, as defined under the applicable grant agreement.

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

Employee Stock Purchase Plan

The Company maintains an employee stock purchase plan (“ESPP”) for its employees. Under the ESPP, all eligible employees may contribute up to 10% of their base compensation, up to a maximum contribution of $10 per year. The purchase price of the stock is 90% of the fair market value, with purchases executed on a quarterly basis. The plan is defined as compensatory, and accordingly, a charge for compensation expense is recorded to selling, general and administrative expense for the difference between the fair market value and the discounted purchase price of the Company’s Stock. During fiscal 2018 and fiscal 2017, 1,654 and 4,244 shares of common stock, respectively, were issued under the ESPP. As of February 2, 2019, there were 93,325 shares available for future issuance under the ESPP, as adjusted to reflect the Reverse Stock Split.

Stock Options

A summary of stock option activity for both employees and non-employees for fiscal 2018 is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at February 3, 2018	170,757	$42.23	8.1	$32
Granted	—	$—
Exercised	—	$—
Forfeited or expired[1]	(170,553)	$42.23
Outstanding at February 2, 2019	204	$31.71	6.7	$—

Vested and exercisable at February 2, 2019	154	$38.87	6.7	$—

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

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of fiscal 2017 and the exercise price, multiplied by the number of such in-the-money options) that would have been received by the option holders had all option holders exercised their options on February 3, 2018. This amount changes based on the fair market value of the Company’s common stock. No stock options were exercised in fiscal 2018. Total intrinsic value of options exercised during fiscal 2017 and fiscal 2016 (based on the differences between the Company’s stock price on the respective exercise date and the respective exercise price, multiplied by the number of respective options exercised) was $640 and $316, respectively.

The Company’s weighted average assumptions used to estimate the fair value of stock options granted during fiscal 2017 and fiscal 2016 were estimated using a Black-Scholes option valuation model. Due to the limited trading history of the Company’s common stock, the volatility and expected term assumptions used were based on averages from a peer group of publicly traded retailers. The risk-free interest rate was based upon the U.S. Treasury yield curve in effect at the grant date. No stock options were granted in fiscal 2018.

	Fiscal Year
	2017	2016
Weighted-average expected volatility	42.6%	46.0%
Expected term (in years)	4.2 years	4.5 years
Risk-free interest rate	1.1%	1.4%
Expected dividend yield	—%	—%

Based on these assumptions used, the weighted average grant date fair value for options granted to employees during fiscal 2017 and fiscal 2016 was $3.57 per share and $12.21 per share, respectively.

Restricted Stock Units

A summary of restricted stock unit activity for fiscal 2018 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested restricted stock units at February 3, 2018	13,236	$29.19
Granted[2]	544,601	$8.97
Vested	(5,112)	$34.99
Forfeited	(48,495)	$9.49
Non-vested restricted stock units at February 2, 2019	504,230	$9.19

2 Includes 267,538 units that were granted as part of the Option Exchange.

The weighted average grant date fair value for restricted stock units granted during fiscal 2016 was $57.98. The total fair value of restricted stock units vested during fiscal 2018, fiscal 2017 and fiscal 2016 was $179, $277 and $191, respectively.

At February 2, 2019, there was $4,269 of unrecognized compensation costs related to restricted stock units that will be recognized over a remaining weighted average period of 1.8 years.

Share-Based Compensation Expense

During fiscal 2018, the Company recognized share-based compensation expense of $1,335 and a related tax benefit of $0. During fiscal 2017, the Company recognized share-based compensation expense of $1,138 and a related tax benefit of $0. During fiscal 2016, the Company recognized share-based compensation expense of $1,344, including $348 of expense related to non-employees, and a related tax benefit of $0.

Note 7. Defined Contribution Plan

On May 1, 2015, the Company adopted the Vince Holding Corp. 401(k) Plan (“401k Plan”), which is a defined contribution plan covering all U.S.-based employees. Employees who meet certain eligibility requirements may participate in this program by contributing between 1% and 100% of annual compensation to the 401k Plan, subject to IRS limitations. The Company may make matching contributions in an amount equal to 50% of employee contributions up to 3% of eligible compensation. Prior to the adoption of the 401k Plan, employees of the Company participated in the Kellwood Company Retirement Savings Plan administered by Kellwood Holding, LLC. The annual expense incurred by the Company for defined contribution plans was $460, $544 and $405 in fiscal 2018, fiscal 2017 and fiscal 2016, respectively.

Note 8. Stockholders’ Equity

Common Stock

The Company currently has authorized for issuance 100,000,000 shares of its voting common stock, par value of $0.01 per share. The Company had increased the number of authorized shares of its voting common stock from 100,000,000 to 250,000,000 on September 6, 2017 in connection with the closing of the 2017 Rights Offering and related investment agreement (the “2017 Investment Agreement”) on September 8, 2017. On October 23, 2017, the Company decreased the number of authorized shares of its voting common stock from 250,000,000 to 100,000,000.

As of February 2, 2019 and February 3, 2018, the Company had 11,622,994 and 11,616,500 shares issued and outstanding, respectively.

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

2016 Rights Offering

On April 22, 2016, the Company issued an aggregate of 1,181,818 shares in conjunction with the completed 2016 Rights Offering and related investment agreement (the “2016 Investment Agreement”). See Note 12 “Related Party Transactions” for additional information.

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

The following is a reconciliation of weighted average basic shares to weighted average diluted shares outstanding:

	Fiscal Year
	2018	2017	2016
Weighted-average shares—basic	11,619,828	7,605,822	4,642,053
Effect of dilutive equity securities	—	2,605	—
Weighted-average shares—diluted	11,619,828	7,608,427	4,642,053

Because the Company incurred a net loss for the fiscal years ended February 2, 2019 and January 28, 2017, weighted-average basic shares and weighted-average diluted shares outstanding are equal for the periods.

For the fiscal years ended February 2, 2019, February 3, 2018 and January 28, 2017, 115,280, 190,363 and 171,913 weighted average shares of share-based compensation, respectively, were excluded from the computation of weighted average shares for diluted earnings per share, as their effect would have been anti-dilutive.

Note 10. Income Taxes

On December 22, 2017, U.S. tax reform legislation known as the Tax Cuts and Jobs Act (the “TCJA”) was signed into law. The TCJA made substantial changes to U.S. tax law, including a reduction in the corporate tax rate, a limitation on deductibility of interest expense, a limitation on the use of net operating losses to offset future taxable income, and the allowance of immediate expensing of capital expenditures. The Company has estimated the impact of the TCJA incorporating assumptions made based upon its current interpretation of the TCJA in accordance with SEC Staff issued Staff Accounting Bulletin No. 118 (“SAB 118”). Given the timing of the enactment of the TCJA on December 22, 2017, the SEC issued guidance under SAB 118 directing taxpayers to consider the impact of the new legislation as “provisional” when it does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the effects resulting from the change in law. The Company has recognized the provisional tax impacts related to revaluation of its deferred tax assets, and included those amounts in the consolidated financial statements for the fiscal year ended February 3, 2018. The Company applied the guidance in SAB 118 when accounting for the enactment-date effects of the Tax Act in 2017 and throughout 2018. At December 31, 2018, we have completed our accounting for all the enactment-date income tax effects of the Tax Act. Effective for tax years beginning after January 1, 2018, interest expense is limited based on adjusted taxable income and executive compensation is limited for both performance and non-performance based components. Any disallowed interest can be carried forward indefinitely, while the executive compensation limitation results in a permanent adjustment.

The provision for income taxes consisted of the following:

	Fiscal Year
(in thousands)	2018	2017	2016
Current:
Domestic:
Federal	$—	$(295)	$—
State	12	32	207
Foreign	69	70	75
Total current	81	(193)	282
Deferred:
Domestic:
Federal	(27)	(379)	83,323
State	—	—	10,121
Total deferred	(27)	(379)	93,444
Total provision for income taxes	$54	$(572)	$93,726

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

A reconciliation of the federal statutory income tax rate to the effective tax rate is as follows:

	Fiscal Year
	2018	2017	2016
Statutory federal rate	21.0%	33.7%	35.0%
State taxes, net of federal benefit	(51.7)%	(4.3)%	5.5%
Non-deductible Tax Receivable Agreement adjustment (1)	—%	(47.6)%	0.4%
Valuation allowance	(53.2)%	19.0%	(176.8)%
Return to provision adjustment	95.5%	(0.9)%	(0.1)%
Impact of TCJA and other changes in tax law	—%	(0.5)%	—%
Non-deductible Officers Compensation	(9.4)%	—%	—%
Rate Differential on Foreign Income	(2.8)%	0.1%	—%
Other	(2.1)%	(0.5)%	—%
Total	(2.7)%	(1.0)%	(136.0)%

(1)

Non-deductible Tax Receivable Agreement liability revaluation in fiscal 2017 due to TCJA and change in levels of projected pre-tax income. See “Tax Receivable Agreement” under Note 12 “Related Party Transactions” for additional information.

Deferred income tax assets and liabilities consisted of the following:

	February 2,	February 3,
(in thousands)	2019	2018
Deferred tax assets:
Depreciation and amortization	$4,235	$13,317
Employee related costs	2,028	2,001
Allowance for asset valuations	806	2,441
Accrued expenses	422	225
Deferred rent	4,233	4,500
Net operating losses	81,292	71,122
Tax credits	295	498
Other	530	490
Total deferred tax assets	93,841	94,594
Less: valuation allowances	(93,638)	(92,590)
Net deferred tax assets	203	2,004
Deferred tax liabilities:		0
Cancellation of debt income	—	(1,473)
Other	—	(152)
Total deferred tax liabilities	—	(1,625)
Net deferred tax assets	$203	$379
Included in:
Prepaid expenses and other current assets	$—	$—
Deferred income taxes	203	379
Net deferred tax assets	$203	$379

As of February 2, 2019, the Company had a gross federal net operating loss of $300,410 (federal tax effected amount of $63,086) for federal income tax purposes that may be used to reduce future federal taxable income. The net operating losses for federal income tax purposes will expire between 2031 and 2018 for losses incurred in tax years beginning before January 1, 2018. Net operating losses incurred in tax years beginning after January 1, 2018 will have an indefinite carryforward period.

As of February 2, 2019, the Company had gross state net operating loss carryforward of $315,632 (tax effected net of federal benefit of $20,509) that may be used to reduce future state taxable income. The net operating loss carryforwards for state income tax purposes expire between 2023 and 2039.

As of February 2, 2019, the Company had total deferred tax assets related to net operating loss carryforwards, reduced for uncertain tax positions, of $81,292, of which $61,341 and $19,951 were attributable to federal and domestic state and local jurisdictions, respectively.

The valuation allowance for deferred tax assets was $93,638 (post tax reform) at February 2, 2019, increasing $1,048 from the valuation allowance for deferred tax assets of $92,590 at February 3, 2018. During fiscal 2018, the Company recorded additional valuation allowances in the amount of $1,048 due to the combination of (i) a current year pre-tax loss; (ii) levels of projected pre-tax income; and (iii) the Company’s ability to carry forward or carry back tax losses. Adjustments to the valuation allowance are made when there is a change in management’s assessment of the amount of deferred tax assets that are realizable.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, excluding interest and penalties, is as follows:

	Fiscal Year
(in thousands)	2018	2017	2016
Beginning balance	$2,349	$2,339	$2,127
Increases for tax positions in current year	—	10	208
Increases for tax positions in prior years	—	—	4
Decreases for tax positions in prior years	(45)	—	—
Ending balance	$2,304	$2,349	$2,339

As of February 2, 2019 and February 3, 2018 , unrecognized tax benefits in the amount of $0 and $0, respectively, would impact the Company’s effective tax rate if recognized. It is reasonably possible that within the next 12 months certain temporary unrecognized tax benefits could fully reverse. During the year ended February 2, 2019, the statute of limitations expired on the 2008 tax return filings which caused a reduction of the unrecognized tax position balance by $45. Should this occur, the Company’s unrecognized tax benefits could be reduced by up to $2,304.

The Company includes accrued interest and penalties on underpayments of income taxes in its income tax provision. As of February 2, 2019 and February 3, 2018, the Company did not have any interest and penalties accrued on its Consolidated Balance Sheets and no related provision or benefit was recognized in each of the Company’s Consolidated Statements of Operations for the years ended February 2, 2019, February 3, 2018 and January 28, 2017. Interest is computed on the difference between the tax position recognized net of any unrecognized tax benefits and the amount previously taken or expected to be taken in the Company’s tax returns.

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

Summary information for the Company’s reportable segments is presented below.

	Fiscal Year
(in thousands)	2018	2017	2016
Net Sales:
Wholesale	$159,635	$166,113	$170,053
Direct-to-consumer	119,316	106,469	98,146
Total net sales	$278,951	$272,582	$268,199
Income (loss) before income taxes:
Wholesale	$48,078	$44,496	$47,098
Direct-to-consumer (1)	6,442	(97)	1,216
Subtotal	54,520	44,399	48,314
Unallocated corporate expenses	(50,381)	(62,716)	(59,925)
Impairment of goodwill and indefinite-lived intangible asset (2)	-	-	(53,061)
Interest expense, net	(5,882)	(5,540)	(3,932)
Other income (expense), net (3)	(225)	81,882	(329)
Total (loss) income before income taxes	$(1,968)	$58,025	$(68,933)
Depreciation & Amortization:
Wholesale	$884	$1,742	$1,754
Direct-to-consumer	$4,202	$4,928	4,611
Unallocated corporate	$3,052	$3,428	2,319
Total depreciation & amortization	$8,138	$10,098	$8,684
Capital Expenditures:
Wholesale	$194	$81	$650
Direct-to-consumer	$2,785	1,662	9,559
Unallocated corporate	$91	1,636	4,078
Total capital expenditures	$3,070	$3,379	$14,287

(1) Fiscal 2018, fiscal 2017 and fiscal 2016 include non-cash impairment charges totaling $1,684, $5,111 and $2,082, respectively related to property and equipment.  See Note 1 “Description of Business and Summary of Significant Accounting Policies – (K) Impairment of Long-lived Assets” for additional information.

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

Assets for each of the Company’s reportable segments are presented below.

	February 2,	February 3,
(in thousands)	2019	2018
Total Assets:
Wholesale	$67,945	$58,733
Direct-to-consumer	40,502	40,751
Unallocated corporate	126,484	135,050
Total assets	$234,931	$234,534

The Company is domiciled in the U.S. and as of February 2, 2019, had no active international subsidiaries. Although the Company maintains a showroom in Paris through a local branch, substantially all marketing, sales, order management and customer service functions are performed in the U.S. and therefore substantially all of the Company’s sales originate in the U.S.  As a result, net sales by destination are no longer provided. Additionally, substantially all long-lived assets, including property and equipment, are located in the U.S.

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

An affiliate of Sun Capital may elect to terminate the Tax Receivable Agreement upon the occurrence of a Change of Control (as defined below). In connection with any such termination, the Company is obligated to pay the present value (calculated at a rate per annum equal to LIBOR plus 200 basis points as of such date) of all remaining Net Tax Benefit payments that would be required to be paid to the Pre-IPO Stockholders from such termination date, applying the valuation assumptions set forth in the Tax Receivable Agreement (the “Early Termination Period”). “Change of control,” as defined in the Tax Receivable Agreement shall mean an event or series of events by which (i) VHC shall cease directly or indirectly to own 100% of the capital stock of Vince, LLC; (ii) any

“person” or “group” (as such terms are used in Section 13(d) and 14(d) of the Exchange Act), other than one or more permitted investors, shall be the “beneficial owner” (as defined in Rules 13d-3 and 13d-5 under the Exchange Act) of capital stock having more, directly or indirectly, than 35% of the total voting power of all outstanding capital stock of Vince Holding Corp. in the election of directors, unless at such time the permitted investors are direct or indirect “beneficial owners” (as so defined) of capital stock of Vince Holding Corp. having a greater percentage of the total voting power of all outstanding capital stock of VHC in the election of directors than that owned by each other “person” or “group” described above; (iii) for any reason whatsoever, a majority of the board of directors of VHC shall not be continuing directors; or (iv) a “Change of Control” (or comparable term) shall occur under (x) any term loan or revolving credit facility of VHC or its subsidiaries or (y) any unsecured, senior, senior subordinated or subordinated indebtedness of VHC or its subsidiaries, if, in each case, the outstanding principal amount thereof is in excess of $15,000. The Company may also terminate the Tax Receivable Agreement by paying the Early Termination Payment (as defined therein) to the Pre-IPO Stockholders. Additionally, the Tax Receivable Agreement provides that in the event that the Company breaches any material obligations under the Tax Receivable Agreement by operation of law as a result of the rejection of the Tax Receivable Agreement in a case commenced under the Bankruptcy Code, then the Early Termination Payment plus other outstanding amounts under the Tax Receivable Agreement shall become due and payable.

The Tax Receivable Agreement will terminate upon the earlier of (i) the date all such tax benefits have been utilized or expired, (ii) the last day of the tax year including the tenth anniversary of the IPO Restructuring Transactions and (iii) the mutual agreement of the parties thereto, unless earlier terminated in accordance with the terms thereof.

As of February 2, 2019, the Company’s total obligation under the Tax Receivable Agreement is estimated to be $58,273 which is included as Other liabilities on the Consolidated Balance Sheet. The tax benefit payment of $351, including accrued interest, with respect to the 2016 taxable year was paid in the first quarter of fiscal 2018. The tax benefit payment of $7,438, including accrued interest, with respect to the 2015 taxable year was paid in the fourth quarter of fiscal 2016. As a condition of the 2016 Investment Agreement, the Company repaid its obligation, including accrued interest, totaling $22,262, with respect to the 2014 taxable year upon the closing of the 2016 Rights Offering. The Tax Receivable Agreement expires on December 31, 2023. The obligation was originally recorded in connection with the IPO as an adjustment to additional paid-in capital on the Company’s Consolidated Balance Sheet.

During fiscal 2018, no adjustment was made to the obligation under the Tax Receivable Agreement. During fiscal 2017, the obligation under the Tax Receivable Agreement was adjusted primarily as a result of the enactment of the TCJA in the U.S and the change in levels of projected pre-tax income. The TCJA reduced the U.S. federal corporate tax rate from 35% to 21% which resulted in the re-measurement of liability at the lower tax rate. The adjustment resulted in a net decrease of $82,002 to the liability under the Tax Receivable Agreement with the corresponding adjustment accounted for as a decrease to Other (income) expense, net on the Consolidated Statements of Operations. During fiscal 2016, the obligation under the Tax Receivable Agreement was adjusted primarily as a result of changes in tax laws that impacted the net operating loss deferred tax assets. The adjustment resulted in a net decrease of $209 to the liability under the Tax Receivable Agreement with the corresponding adjustment accounted for as a decrease to Other (income) expense, net on the Consolidated Statements of Operations.

Sourcing Arrangement

On July 13, 2017, Vince, LLC, an indirect wholly-owned subsidiary of the Company, entered into an agreement (the “Sourcing Arrangement”) with Rebecca Taylor, Inc. (“RT”) relating to the purchase and resale of certain Vince branded finished goods (“Vince Goods”), whereby RT had agreed to purchase Vince Goods from approved suppliers pursuant to purchase orders issued to such suppliers (each, a “RT Purchase Order”) at a price specified therein (a “RT Price”) and Vince, LLC had agreed to purchase such Vince Goods from RT pursuant to purchase orders issued to RT (each, a “Vince Purchase Order”) at a price specified therein (a “Vince Price”). The Vince Price was at all times equal to 103.5% of the RT Price.

Upon receipt of the Vince Purchase Order, RT must issue the RT Purchase Order and apply for a letter of credit to be issued to the applicable supplier in the amount equal to the RT Price, subject to availability under RT’s credit facility.  When the Vince Goods were ready to be delivered, RT must invoice Vince in the amount equal to the Vince Price, which invoice shall be payable by Vince within two business days of receipt of the invoice, which payment term may be extended by RT. In the event Vince failed to make timely payment for any Vince Goods, RT had the right to liquidate such goods in a manner and at a price it deemed appropriate in its sole discretion.

The Sourcing Arrangement contained customary indemnification and representations and warranties. The Sourcing Arrangement may be terminated by either party upon 60 days’ prior written notice to the other party.

RT is owned by affiliates of Sun Capital Partners, Inc., whose affiliates owned approximately 73% of the outstanding common stock of the Company as of February 2, 2019. During fiscal 2018 and 2017, the Company paid $29 and $17,834 for orders placed under the Sourcing Arrangement. No new orders had been placed under the Sourcing Arrangement since September 2017. On May 30, 2018, the Company terminated the Sourcing Arrangement with RT effective as of February 3, 2018. There were no early termination penalties incurred by the Vince, LLC or the Company as a result of the termination.

Shared Services Agreement

In connection with the consummation of the Company’s IPO, Vince, LLC entered into a Shared Services Agreement with Kellwood on November 27, 2013 (the “Shared Services Agreement”) pursuant to which Kellwood provided support services in various areas including, among other things, certain accounting functions, tax, e-commerce operations, distribution, logistics, information technology, accounts payable, credit and collections and payroll and benefits administration. As of the end of fiscal 2016, the Company completed the transition of all functions and systems from Kellwood to the Company’s own systems or processes as well as to third-party service providers. In connection with the Kellwood Sale, the Shared Services Agreement was contributed to St. Louis, LLC. The Shared Services Agreement with St. Louis, LLC was effectively terminated in fiscal 2017 as there were no outstanding or further services to be provided thereunder.

The fees for all services received by Vince, LLC under the Shared Services Agreement were at cost. Such costs were the full amount of any and all actual and direct out-of-pocket expenses (including base salary and wages but without providing for any margin of profit or allocation of depreciation or amortization expense) incurred by the service provider or its affiliates in connection with the provision of the services.

The Company was invoiced monthly for the services provided under the Shared Services Agreement and generally was required to pay within 15 business days of receiving such invoice. The payments could be trued-up and could be disputed once each fiscal quarter. For fiscal 2018, fiscal 2017 and fiscal 2016, the Company recognized $20, $305 and $4,256, respectively, of expense within the Consolidated Statements of Operations for services provided under the Shared Services Agreement. As of February 2, 2019 and February 3, 2018, the Company recorded $0 and $82, respectively, in Other accrued expenses to recognize amounts payable under the Shared Services Agreement.

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

On August 15, 2017, the Company commenced the 2017 Rights Offering, whereby the Company distributed, at no charge, to stockholders of record as of August 14, 2017 (the “2017 Rights Offering Record Date”), rights to purchase new shares of the Company’s common stock at $0.45 per share (prior to adjustment for the Reverse Stock Split). Each stockholder as of the 2017 Rights Offering Record Date (“2017 Rights Holders”) received one non-transferrable right to purchase 1.3475 shares for every share of common stock owned on the 2017 Rights Offering Record Date (the “subscription right”). 2017 Rights Holders who fully exercised their subscription rights were entitled to subscribe for additional shares that remained unsubscribed as a result of any unexercised subscription rights (the “over-subscription right”). The over-subscription right allowed a 2017 Rights Holder to subscribe for an additional amount equal to up to an aggregate of 9.99% of the Company’s outstanding shares of common stock after giving effect to the consummation of the transactions contemplated by the 2017 Rights Offering and the 2017 Investment Agreement, subject to certain limitations and pro rata allocations. Subscription rights could only be exercised for whole numbers of shares; no fractional shares of common stock were issued in the 2017 Rights Offering. The 2017 Rights Offering period expired on August 30, 2017 at 5:00 p.m. New York City time and the Company received subscriptions and oversubscriptions from its existing stockholders (including the Sun Cardinal Investors and their affiliates) resulting in aggregate gross proceeds of $21,976. Additionally, in accordance with the 2017 Investment Agreement, the Company received $8,024 of gross proceeds from the Sun Cardinal Investors. In total, the Company received gross proceeds of $30,000 as a result of the 2017 Rights Offering and the 2017 Investment Agreement transactions and the Company issued 6,666,666 shares of its common stock.

The Company used a portion of the net proceeds received from the 2017 Rights Offering and the 2017 Investment Agreement to (1) repay $9,000 under the Company’s 2013 Term Loan Facility and (2) repay $15,000 under the Company’s Revolving Credit Facility, without a concurrent commitment reduction. The Company used the remaining net proceeds for general corporate purposes, except for $1,823 which was retained at VHC.

As of February 2, 2019, affiliates of Sun Fund V collectively beneficially owned approximately 73% of the Company’s outstanding common stock.

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

On March 29, 2016, the Company commenced the 2016 Rights Offering, whereby the Company distributed, at no charge, to stockholders of record as of March 23, 2016 (the “2016 Rights Offering Record Date”), rights to purchase new shares of the Company’s common stock (prior to adjustment for the Reverse Stock Split) at $5.50 per share. Each stockholder as of the 2016 Rights Offering Record Date (“2016 Rights Holders”) received one non-transferrable right to purchase 0.3191 shares for every share of common stock owned on the 2016 Rights Offering Record Date (the “subscription right”). 2016 Rights Holders who fully exercised their subscription rights were entitled to subscribe for additional shares that remained unsubscribed as a result of any unexercised subscription rights (the “over-subscription right”). The over-subscription right allowed a 2016 Rights Holder to subscribe for an additional number of shares equal to up to 20% of the shares of common stock for which such holder was otherwise entitled to subscribe. Subscription rights could only be exercised for whole numbers of shares; no fractional shares of common stock were issued in the 2016 Rights Offering. The 2016 Rights Offering period expired on April 14, 2016 at 5:00 p.m. New York City time, prior to which payment for all subscription rights required an irrevocable funding of cash to the transfer agent, to be held in an account for the benefit of the Company. The Investors fully subscribed in the 2016 Rights Offering and exercised their oversubscription right. The Company received subscriptions and oversubscriptions from its existing stockholders for a total (prior to adjustment for the Reverse Stock Split) of 11,622,518 shares of its common stock, resulting in aggregate gross proceeds of approximately $63,924. Simultaneous with the closing of the 2016 Rights Offering, the Company received $1,076 of gross proceeds from the 2016 Investment Agreement and issued to the Investors 195,663 shares (prior to adjustment for the Reverse Stock Split) of its common stock in connection therewith. In total, the Company received total gross proceeds of $65,000 as a result of the 2016 Rights Offering and the 2016 Investment Agreement transactions and recorded increases (prior to adjustment for the Reverse Stock Split) of $118 within Common Stock and $63,992 within Additional paid-in capital on the consolidated balance sheet. Upon the completion of these transactions, affiliates of Sun Capital owned 58% of the Company’s outstanding common stock.

The Company used a portion of the net proceeds received from the 2016 Rights Offering and the 2016 Investment Agreement to (1) repay the amount owed by the Company under the Tax Receivable Agreement (as discussed above) with Sun Cardinal, for itself and as a representative of the other stockholders party thereto, for the tax benefit with respect to the 2014 taxable year including accrued interest, totaling $22,262, and (2) repay all then outstanding indebtedness, totaling $20,000, under the Company’s 2013 Revolving Credit Facility. The Company used the remaining net proceeds, which funds were held by VHC until needed by its operating subsidiary, for additional strategic investments and general corporate purposes. The Company retained approximately $21,000 of proceeds at VHC.

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

During fiscal 2018, fiscal 2017 and fiscal 2016, the Company incurred expenses of $31, $34 and $121, respectively, under the Sun Capital Consulting Agreement.

Bank of Montreal Facility

On June 22, 2017, Vince, LLC entered into the BMO LC Line with the Bank of Montreal to issue the Specified LCs for the benefit of BofA as credit support for the obligations outstanding under the 2013 Revolving Credit Facility with BofA. The BMO LC Line was guaranteed by Sun Capital Fund V, L.P., an affiliate of Sun Capital Partners. The initial BMO LC Line was issued in the amount of $5,000. The maximum draw amount for all Specified LCs was $10,000. The Specified LCs were never drawn upon and on October 31, 2017, at the request of the Company and upon the satisfaction of certain release conditions, the BMO LC Line was released.

Indemnification Agreements

The Company has entered into indemnification agreements with each of its executive officers and directors. The indemnification agreements provide the executive officers and directors with contractual rights to indemnification, expense advancement and reimbursement, to the fullest extent permitted under the Delaware General Corporation Law.

Amended and Restated Certificate of Incorporation

The Company’s amended and restated certificate of incorporation provides that for so long as affiliates of Sun Capital own 30% or more of the Company’s outstanding shares of common stock, Sun Cardinal, a Sun Capital affiliate, has the right to designate a majority of the Company’s board of directors. For so long as Sun Cardinal has the right to designate a majority of the Company’s board of directors, the directors designated by Sun Cardinal may constitute a majority of each committee of the Company’s board of directors (other than the Audit Committee), and the chairman of each of the committees (other than the Audit Committee) may be a director serving on the committee who is selected by affiliates of Sun Capital, provided that, at such time as the Company is not a “controlled company” under the NYSE corporate governance standards, the Company’s committee membership will comply with all applicable requirements of those standards and a majority of the Company’s board of directors will be “independent directors,” as defined under the rules of the NYSE, subject to any applicable phase in requirements.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Beginning of Period	Expense Charges, net of Reversals	Deductions and Write-offs, net of Recoveries	End of Period
Sales Allowances
Fiscal 2018	$(17,611)	$(39,764)	$50,015	(7,360)
Fiscal 2017	(19,711)	(54,265)	56,365	(17,611)
Fiscal 2016	(12,846)	(59,078)	52,213	(19,711)
Allowance for Doubtful Accounts
Fiscal 2018	(803)	53	407	(343)
Fiscal 2017	(275)	(793)	265	(803)
Fiscal 2016	(188)	(192)	105	(275)
Valuation Allowances on Deferred Income Taxes
Fiscal 2018	(92,590)	(1,048)	—	(93,638)
Fiscal 2017	(122,860)	(13,764)	44,034	(92,590)
Fiscal 2016	(1,024)	(121,836)	—	(122,860)