Form 10-Q
period 2019-05-04
VINCE HOLDING CORP.
filed 2019-06-13
CIK 1579157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 4, 2019

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

(212) 515-2600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	VNCE	New York Stock Exchange

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

As of May 31, 2019, the registrant had 11,664,500 shares of common stock, $0.01 par value per share, outstanding.

VINCE HOLDING CORP. AND SUBSIDIARIES

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, and any statements incorporated by reference herein, contains forward-looking statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements are indicated by words or phrases such as “may,” “will,” “should,” “believe,” “expect,” “seek,” “anticipate,” “intend,” “estimate,” “plan,” “target,” “project,” “forecast,” “envision” and other similar phrases. Although we believe the assumptions and expectations reflected in these forward-looking statements are reasonable, these assumptions and expectations may not prove to be correct and we may not achieve the results or benefits anticipated. These forward-looking statements are not guarantees of actual results, and our actual results may differ materially from those suggested in the forward-looking statements. These forward-looking statements involve a number of risks and uncertainties, some of which are beyond our control, including, without limitation: our ability to realize the benefits of our strategic initiatives; our ability to maintain our larger wholesale partners; the execution and management of our retail store growth plans; our ability to make lease payments when due; our ability to expand our product offerings into new product categories, including the ability to find suitable licensing partners; our ability to comply with the obligations under our credit facilities; our ability to continue having the liquidity necessary to service our debt, meet contractual payment obligations, and fund our operations; our ability to remediate the identified material weakness in our internal control over financial reporting; our ability to optimize our systems, processes and functions; our ability to mitigate system security risk issues, such as cyber or malware attacks, as well as other major system failures; our ability to comply with privacy-related obligations; our ability to comply with domestic and international laws, regulations and orders; changes in laws and regulations; our ability to ensure the proper operation of the distribution facilities by third-party logistics providers; our ability to anticipate and/or react to changes in customer demand and attract new customers, including in connection with making inventory commitments; our ability to remain competitive in the areas of merchandise quality, price, breadth of selection and customer service; our ability to keep a strong brand image; changes in global economies and credit and financial markets; our ability to attract and retain key personnel; our ability to protect our trademarks in the U.S. and internationally; the execution and management of our international expansion, including our ability to promote our brand and merchandise outside the U.S. and find suitable partners in certain geographies; our current and future licensing arrangements; the extent of our foreign sourcing; fluctuations in the price, availability and quality of raw materials; commodity, raw material and other cost increases; our reliance on independent manufacturers; seasonal and quarterly variations in our revenue and income; further impairment of our goodwill and indefinite-lived intangible assets; competition; other tax matters; and other factors as set forth from time to time in our Securities and Exchange Commission filings, including those described in this report on Form 10-Q and our 2018 Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 12, 2019 (the “2018 Annual Report on Form 10-K”) under the heading “Item 1A—Risk Factors.” We intend these forward-looking statements to speak only as of the time of this report on Form 10-Q and do not undertake to update or revise them as more information becomes available, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data, unaudited)

	May 4,	February 2,
	2019	2019
Assets
Current assets:
Cash and cash equivalents	$147	$118
Trade receivables, net	15,767	28,896
Inventories, net	50,311	53,271
Prepaid expenses and other current assets	7,808	6,317
Total current assets	74,033	88,602
Property and equipment, net	23,826	25,156
Operating lease right-of-use assets, net	80,430	—
Intangible assets, net	76,351	76,501
Goodwill	41,435	41,435
Deferred income taxes	203	203
Other assets	3,131	3,034
Total assets	$299,409	$234,931

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$21,612	$28,787
Accrued salaries and employee benefits	4,158	5,510
Other accrued expenses	9,071	8,535
Short-term lease liabilities	16,524	—
Current portion of long-term debt	2,750	2,750
Total current liabilities	54,115	45,582
Long-term debt	41,529	42,340
Deferred rent	—	14,636
Long-term lease liabilities	78,830	—
Other liabilities	58,273	58,273

Commitments and contingencies (Note 8)

Stockholders' equity:
Common stock at $0.01 par value (100,000,000 shares authorized, 11,664,500 and 11,622,994 shares issued and outstanding at May 4, 2019 and February 2, 2019, respectively)	117	116
Additional paid-in capital	1,114,821	1,114,695
Accumulated deficit	(1,048,211)	(1,040,646)
Accumulated other comprehensive loss	(65)	(65)
Total stockholders' equity	66,662	74,100
Total liabilities and stockholders' equity	$299,409	$234,931

See notes to unaudited condensed consolidated financial statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data, unaudited)

	Three Months Ended
	May 4,	May 5,
	2019	2018
Net sales	$55,122	$54,514
Cost of products sold	26,856	28,978
Gross profit	28,266	25,536
Selling, general and administrative expenses	34,015	29,900
Loss from operations	(5,749)	(4,364)
Interest expense, net	1,077	1,289
Other expense (income), net	108	(64)
Loss before income taxes	(6,934)	(5,589)
Provision for income taxes	42	48
Net loss and comprehensive loss	$(6,976)	$(5,637)
Loss per share:
Basic loss per share	$(0.60)	$(0.49)
Diluted loss per share	$(0.60)	$(0.49)
Weighted average shares outstanding:
Basic	11,629,836	11,616,500
Diluted	11,629,836	11,616,500

See notes to unaudited condensed consolidated financial statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data, unaudited)

	Common Stock
	Number of Shares Outstanding	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
Balance as of February 2, 2019	11,622,994	116	1,114,695	(1,040,646)	(65)	74,100
Comprehensive loss:
Net loss	—	—	—	(6,976)	—	(6,976)
Share-based compensation expense	—	—	427	—	—	427
Cumulative effect of accounting change from adoption of ASU 2016-02	—	—	—	(589)		(589)
Restricted stock unit vestings	64,572	1	—	—	—	1
Tax withholdings related to restricted stock vesting	(23,066)	—	(301)	—	—	(301)
Balance as of May 4, 2019	11,664,500	117	1,114,821	(1,048,211)	(65)	66,662

	Common Stock
	Number of Shares Outstanding	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
Balance as of February 3, 2018	11,616,500	116	1,113,342	(1,038,624)	(65)	74,769
Comprehensive loss:
Net loss	—	—	—	(5,637)	—	(5,637)
Share-based compensation expense	—	—	196	—	—	196
Balance as of May 5, 2018	11,616,500	$116	$1,113,538	$(1,044,261)	$(65)	$69,328

See notes to unaudited condensed consolidated financial statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands, unaudited)

	Three Months Ended
	May 4, 2019	May 5, 2018
Operating activities
Net loss	$(6,976)	$(5,637)
Add (deduct) items not affecting operating cash flows:
Depreciation and amortization	1,889	2,069
Deferred rent	—	(319)
Share-based compensation expense	427	198
Amortization of deferred financing cost	142	294
Changes in assets and liabilities:
Receivables, net	13,129	7,996
Inventories	2,960	(439)
Prepaid expenses and other current assets	(1,491)	(997)
Accounts payable and accrued expenses	(8,076)	(3,767)
Other assets and liabilities	(303)	85
Net cash provided by (used in) operating activities	1,701	(517)
Investing activities
Payments for capital expenditures	(461)	(250)
Net cash used in investing activities	(461)	(250)
Financing activities
(Repayment of) proceeds from borrowings under the Revolving Credit Facilities	(222)	2,712
Repayment of borrowings under the Term Loan Facilities	(688)	(2,000)
Tax withholdings related to restricted stock vesting	(301)	—
Proceeds from stock option exercises, restricted stock vesting, and issuance of common stock under employee stock purchase plan	1	—
Financing fees	(1)	(90)
Net cash (used in) provided by financing activities	(1,211)	622
Increase (decrease) in cash, cash equivalents, and restricted cash	29	(145)
Cash, cash equivalents, and restricted cash, beginning of period	129	5,445
Cash, cash equivalents, and restricted cash, end of period	158	5,300
Less: restricted cash at end of period	11	72
Cash and cash equivalents per balance sheet at end of period	147	5,228

Supplemental Disclosures of Cash Flow Information
Cash payments on Tax Receivable Agreement obligation	—	351
Cash payments for interest	$869	$1,411
Cash payments for income taxes, net of refunds	—	—
Supplemental Disclosures of Non-Cash Investing and Financing Activities
Capital expenditures in accounts payable and accrued liabilities	126	50

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

(A) Description of Business: Established in 2002, Vince is a global luxury apparel and accessories brand best known for creating elevated yet understated pieces for every day. The collections are inspired by the brand’s California origins and embody a feeling of warm and effortless style. Vince designs uncomplicated yet refined pieces that approach dressing with a sense of ease.  Known for its range of luxury products, Vince offers women’s and men’s ready-to-wear and footwear, as well as capsule collections of handbags, fragrance and home for a global lifestyle. Vince products are sold in prestige locations worldwide. The Company reaches its customers through a variety of channels, specifically through major wholesale department stores and specialty stores in the United States (“U.S.”) and select international markets, as well as through the Company’s branded retail locations, the Company’s e-commerce site, vince.com, and the Company’s subscription business, Vince Unfold. The Company designs products in the U.S. and sources the vast majority of products from contract manufacturers outside the U.S., primarily in Asia. Products are manufactured to meet the Company’s product specifications and labor standards.

(B) Basis of Presentation: The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. Therefore, these financial statements should be read in conjunction with VHC’s audited financial statements for the fiscal year ended February 2, 2019, as set forth in the 2018 Annual Report on Form 10-K.

The condensed consolidated financial statements include the Company’s accounts and the accounts of the Company’s wholly-owned subsidiaries as of May 4, 2019. All intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) and disclosures necessary for a fair statement. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or the fiscal year as a whole.

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

(D) Revenue Recognition: The Company recognizes revenue when performance obligations identified under the terms of contracts with its customers are satisfied, which generally occurs upon the transfer of control in accordance with the contractual terms and conditions of the sale. Sales are recognized when the control of the goods are transferred to the customer for the Company’s wholesale business, upon receipt by the customer for the Company’s e-commerce business, and at the time of sale to the consumer for the Company’s retail business. See Note 10 “Segment Information” for disaggregated revenue amounts by segment.

Revenue associated with gift cards is recognized upon redemption and unredeemed balances are considered contract liability and recorded within other accrued expenses, which are subject to escheatment within the jurisdictions in which it operates. As of May 4, 2019 and February 2, 2019, contract liability was $1,337 and $1,361, respectively.  For the three months ended May 4, 2019, the Company recognized $123 of revenue that was previously included in contract liability as of February 2, 2019.

Note 2. Goodwill and Intangible Assets

Net goodwill balances and changes therein by segment were as follows:

(in thousands)	Wholesale	Direct-to-consumer	Total Net Goodwill
Balance as of May 4, 2019	$41,435	$—	$41,435
Balance as of February 2, 2019	$41,435	$—	$41,435

The total carrying amount of goodwill for all periods presented was net of accumulated impairments of $69,253.

The following tables present a summary of identifiable intangible assets:

(in thousands)	Gross Amount	Accumulated Amortization	Accumulated Impairments	Net Book Value
Balance as of May 4, 2019
Amortizable intangible assets:
Customer relationships	$11,970	$(6,719)	$—	$5,251
Indefinite-lived intangible asset:
Tradename	101,850	—	(30,750)	71,100
Total intangible assets	$113,820	$(6,719)	$(30,750)	$76,351

(in thousands)	Gross Amount	Accumulated Amortization	Accumulated Impairments	Net Book Value
Balance as of February 2, 2019
Amortizable intangible assets:
Customer relationships	$11,970	$(6,569)	$—	$5,401
Indefinite-lived intangible asset:
Tradename	101,850	—	(30,750)	71,100
Total intangible assets	$113,820	$(6,569)	$(30,750)	$76,501

Amortization of identifiable intangible assets was $150 and $150 for the three months ended May 4, 2019 and May 5, 2018. The estimated amortization expense for identifiable intangible assets is $598 for each fiscal year for the next five fiscal years.

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

The Company did not have any non-financial assets or non-financial liabilities recognized at fair value on a recurring basis at May 4, 2019 or February 2, 2019. At May 4, 2019 and February 2, 2019, the Company believes that the carrying value of cash and cash equivalents, receivables and accounts payable approximates fair value, due to the short-term maturity of these instruments. The Company’s debt obligations with a carrying value of $45,606 as of May 4, 2019 are at variable interest rates. The carrying value of the Company’s 2018 Revolving Credit Facility (as defined below) approximates fair value as the stated interest rate approximates market rates currently available to the Company, which are considered Level 2 inputs. The fair value of the Company’s 2018 Term Loan

Facility (as defined below) was approximately $26,000 as of May 4, 2019 based upon an estimated market value calculation that factors principal, time to maturity, interest rate, and current cost of debt, which is considered a Level 3 input.

The Company’s non-financial assets, which primarily consist of goodwill, intangible assets, operating lease right-of-use assets, and property and equipment, are not required to be measured at fair value on a recurring basis and are reported at their carrying values. However, on a periodic basis whenever events or changes in circumstances indicate that their carrying value may not be fully recoverable (and at least annually for goodwill and intangible assets), non-financial assets are assessed for impairment and, if applicable, written down to (and recorded at) fair value.

Note 4. Long-Term Debt and Financing Arrangements

Long-term debt consisted of the following:

	May 4,	February 2,
(in thousands)	2019	2019
Term Loan Facilities	$26,812	$27,500
Revolving Credit Facilities	18,794	19,016
Total debt principal	45,606	46,516
Less: current portion of long-term debt	2,750	2,750
Less: deferred financing costs	1,327	1,426
Total long-term debt	$41,529	$42,340

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

The 2018 Term Loan Facility contains a requirement that Vince, LLC maintain a Consolidated Fixed Charge Coverage Ratio (as defined in the credit agreement for the 2018 Term Loan Facility) as of the last day of any period of four fiscal quarters not to exceed 0.85:1.00 for the fiscal quarter ended November 3, 2018, 1.00:1.00 for the fiscal quarter ended February 2, 2019, 1.20:1.00 for the fiscal quarter ended May 4, 2019, 1.35:1.00 for the fiscal quarter ending August 3, 2019, 1.50:1.00 for the fiscal quarters ending November 2, 2019 and February 1, 2020 and 1.75:1.00 for the fiscal quarter ending May 2, 2020 and each fiscal quarter thereafter. In addition, the 2018 Term Loan Facility contains customary representations and warranties, other covenants, and events of default, including but not limited to, covenants with respect to limitations on the incurrence of additional indebtedness, liens, burdensome agreements, guarantees, investments, loans, asset sales, mergers, acquisitions, prepayment of other debt, the repurchase of capital stock, transactions with affiliates, and the ability to change the nature of the Company’s business or its fiscal year, and distributions and dividends. The 2018 Term Loan Facility generally permits dividends to the extent that no default or event of default is continuing or would result from a contemplated dividend, so long as (i) after giving pro forma effect to the contemplated dividend and for the following six months Excess Availability will be at least the greater of 20.0% of the Loan Cap (as defined in the credit agreement for the 2018 Term Loan Facility) and $10,000, (ii) after giving pro forma effect to the contemplated dividend, the Consolidated Fixed Charge Coverage Ratio for the 12 months preceding such dividend will be greater than or equal to 1.0 to 1.0 (provided that the Consolidated Fixed Charge Coverage Ratio may be less than 1.0 to 1.0 if, after giving pro forma effect to the contemplated dividend, Excess Availability for the six fiscal months following the dividend is at least the greater of 25.0% of the Loan Cap and $12,500), and (iii) the pro forma Fixed Charge Coverage Ratio after giving effect to such contemplated dividend is no less than the minimum Consolidated Fixed Charge Coverage Ratio for such quarter. In addition, the 2018 Term Loan Facility is subject to a Borrowing Base (as defined in the credit agreement of the 2018 Term Loan Facility) which can, under certain conditions, result in the imposition of a reserve under the 2018 Revolving Credit Facility. As of May 4, 2019, the Company was in compliance with applicable covenants.

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

Through May 4, 2019, on an inception to date basis, the Company had made repayments totaling $688 in the aggregate on the 2018 Term Loan Facility with all of such repayments made during the three months ended May 4, 2019. As of May 4, 2019, the Company had $26,812 of debt outstanding under the 2018 Term Loan Facility.

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

The 2018 Revolving Credit Facility contains representations and warranties, other covenants and events of default that are customary for this type of financing, including covenants with respect to limitations on the incurrence of additional indebtedness, liens, burdensome agreements, guarantees, investments, loans, asset sales, mergers, acquisitions, prepayment of other debt, the repurchase of capital stock, transactions with affiliates, and the ability to change the nature of the Company’s business or its fiscal year. The 2018 Revolving Credit Facility generally permits dividends in the absence of any event of default (including any event of default arising from a contemplated dividend), so long as (i) after giving pro forma effect to the contemplated dividend and for the following six months Excess Availability will be at least the greater of 20.0% of the Loan Cap and $10 million and (ii) after giving pro forma effect to the contemplated dividend, the Consolidated Fixed Charge Coverage Ratio for the 12 months preceding such dividend will be greater than or equal to 1.0 to 1.0 (provided that the Consolidated Fixed Charge Coverage Ratio may be less than 1.0 to 1.0 if, after giving pro forma effect to the contemplated dividend, Excess Availability for the six fiscal months following the dividend is at least the greater of 25.0% of the Loan Cap and $12,500). As of May 4, 2019, the Company was in compliance with applicable covenants.

As of May 4, 2019, $35,291 was available under the 2018 Revolving Credit Facility, net of the loan cap, and there were $18,794 of borrowings outstanding and $5,940 of letters of credit outstanding under the 2018 Revolving Credit Facility. The weighted average interest rate for borrowings outstanding under the 2018 Revolving Credit Facility as of May 4, 2019 was 3.9%.

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

Note 5. Inventory

Inventories consisted of finished goods. As of May 4, 2019 and February 2, 2019, finished goods, net of reserves were $50,311 and $53,271, respectively.

Note 6. Share-Based Compensation

Employee Stock Plans

Vince 2013 Incentive Plan

In connection with the IPO, the Company adopted the Vince 2013 Incentive Plan, which provides for grants of stock options, stock appreciation rights, restricted stock and other stock-based awards. In May 2018, the Company filed a Registration Statement on Form S-8 to register an additional 660,000 shares of common stock available for issuance under the Vince 2013 Incentive Plan. The aggregate number of shares of common stock which may be issued or used for reference purposes under the Vince 2013 Incentive Plan or with respect to which awards may be granted may not exceed 1,000,000 shares. The shares available for issuance under the Vince 2013 Incentive Plan may be, in whole or in part, either authorized and unissued shares of the Company’s common stock or shares of common stock held in or acquired for the Company’s treasury. In general, if awards under the Vince 2013 Incentive Plan are cancelled for any reason, or expire or terminate unexercised, the shares covered by such award may again be available for the grant of awards under the Vince 2013 Incentive Plan. As of May 4, 2019, there were 336,044 shares under the Vince 2013 Incentive Plan available for future grants. Options granted pursuant to the Vince 2013 Incentive Plan typically vest in equal installments over four years, subject to the employees’ continued employment and expire on the earlier of the tenth anniversary of the grant date or upon termination as outlined in the Vince 2013 Incentive Plan. Restricted stock units (“RSUs”) granted vest in equal installments over a three-year period or vest in equal installments over four years, subject to the employees’ continued employment, except for RSUs issued under the exchange offer described below.

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

Employee Stock Purchase Plan

The Company maintains an employee stock purchase plan (“ESPP”) for its employees. Under the ESPP, all eligible employees may contribute up to 10% of their base compensation, up to a maximum contribution of $10 per year. The purchase price of the stock is 90% of the fair market value, with purchases executed on a quarterly basis. The plan is defined as compensatory, and accordingly, a charge for compensation expense is recorded to selling, general and administrative expense for the difference between the fair market value and the discounted purchase price of the Company’s Stock. During the three months ended May 4, 2019, no shares of common stock were issued under the ESPP. During the three months ended May 5, 2018, no shares of common stock were issued under the ESPP. As of May 4, 2019, there were 93,325 shares available for future issuance under the ESPP.

Stock Options

A summary of stock option activity for both employees and non-employees for the three months ended May 4, 2019 is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at February 2, 2019	204	$31.71	6.7	$—
Granted	—	$—
Exercised	—	$—
Forfeited or expired	-	$-
Outstanding at May 4, 2019	204	$38.86	6.4	$—

Vested and exercisable at May 4, 2019	154	$38.87	6.4	$—

Of the above outstanding shares, 50 are expected to vest.

Restricted Stock Units

A summary of restricted stock unit activity for the three months ended May 4, 2019 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested restricted stock units at February 2, 2019	504,230	$9.19
Granted	172,304	$12.28
Vested	(64,572)	$8.64
Forfeited	—	$—
Non-vested restricted stock units at May 4, 2019	611,962	$10.12

Share-Based Compensation Expense

The Company recognized share-based compensation expense of $427 and $198, including expense of $40 and $36, respectively, related to non-employees, during the three months ended May 4, 2019 and May 5, 2018, respectively.

Note 7. Earnings Per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Except when the effect would be anti-dilutive, diluted earnings (loss) per share is calculated based on the weighted average number of shares of common stock outstanding plus the dilutive effect of share-based awards calculated under the treasury stock method. In periods when we have a net loss, share-based awards are excluded from our calculation of earnings per share as their inclusion would have an anti-dilutive effect.

The following is a reconciliation of weighted average basic shares to weighted average diluted shares outstanding:

	Three Months Ended
	May 4,	May 5,
	2019	2018
Weighted-average shares—basic	11,629,836	11,616,500
Effect of dilutive equity securities	—	—
Weighted-average shares—diluted	11,629,836	11,616,500

Because the Company incurred a net loss for the three months ended May 4, 2019 and May 5, 2018, weighted-average basic shares and weighted-average diluted shares outstanding are equal for these periods.

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

Note 9. Leases

During the first quarter of fiscal 2019, the Company adopted ASU No. 2016-02: “Leases (topic 842)” which requires lessees to recognize right-of-use (“ROU”) lease assets and lease liabilities on the balance sheet for those leases that were previously classified as operating leases. The Company adopted the standard on February 3, 2019, the first day of fiscal 2019 instead of the earliest period presented in the financial statements per ASU No. 2018-11: “Leases (Topic 842): Targeted improvements.” The Company recognized a $589 cumulative effect adjustment in retained earnings at the beginning of the period of adoption which resulted from the impairment of select operating lease ROU assets of $416 related to stores whose fixed assets had been previously impaired and for which the initial carrying value of the ROU assets were determined to be above fair market value and $173 of cumulative correction of an immaterial error in prior period rent expense.

The Company elected the package of three practical expedients. As such, the Company did not reassess whether expired or existing contracts are or contain a lease and did not need to reassess the lease classifications or reassess the initial direct costs associated with expired or existing leases. The Company did not elect the hindsight practical expedient in determining the lease term and assessing the impairment of the entity’s right-of-use assets. The land easement practical expedient is not applicable to the Company.

The Company determines if an arrangement is a lease at inception. The Company has operating leases for real estate (primarily retail stores, storage, and office spaces) which generally have initial terms of 10 years and cannot be extended or can be extended for one additional 5-year term, with the exception of a few recent leases which are on shorter terms. In general, the Company will not include renewal options in the underlying lease term unless the Company is reasonably certain to exercise the renewal option. Substantially all of our leases require a fixed annual rent, and most require the payment of additional rent if store sales exceed a negotiated amount. These percentage rent expenses are considered as variable lease costs and recognized in the condensed consolidated financial statements when incurred. In addition, the Company’s real estate leases may also require additional payments for real estate taxes and other occupancy-related costs which it considers as non-lease components. The Company did not elect the practical expedient to group lease and non-lease components as a single lease component for the operating leases. Operating lease ROU assets and operating lease liabilities are recognized based upon the present value of the future lease payments over the lease term. As the Company’s leases do not provide an implicit borrowing rate, the Company uses an estimated incremental borrowing rate based upon combination of market-based factors, such as market quoted forward yield curves and company specific factors, such as the Company’s credit rating, lease size and duration to calculate the present value. The Company does not have any finance leases.  The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The weighted-average remaining lease term and weighted-average discount rate for our operating leases are 5.7 years and 6.9% as of May 4, 2019.

Total lease cost is included in Cost of sales and SG&A in the accompanying condensed consolidated statement of operations and comprehensive income and is recorded net of immaterial sublease income. Some leases have a non-cancelable lease term of less than one year and therefore, the Company has elected to exclude these short-term leases from our ROU asset and lease liabilities. Short term lease costs were immaterial for the quarter ended May 4, 2019. The Company’s lease cost is comprised of the following:

Three Months Ended
May 4,
(in thousands)	2019
Operating lease cost	$5,193
Variable operating lease cost	47
Total lease cost	$5,240

Supplemental cash flow and non-cash information related to leases is as follows:

Three Months Ended
May 4,
(in thousands)	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,508
Right-of-use assets obtained in exchange for new operating lease liabilities	4,208

Subsequent to the date of adoption, during the first quarter of fiscal 2019, the Company had a lease modification which changed the lease payment from fixed to variable which reduced the ROU assets and lease liabilities by $2,748 and $2,764, respectively.

The future maturity of lease liabilities are as follows:

May 4,
(in thousands)	2019
Fiscal 2019	$16,935
Fiscal 2020	21,216
Fiscal 2021	19,659
Fiscal 2022	17,768
Fiscal 2023	15,984
Thereafter	24,653
Total lease payments	116,215
Less: Imputed interest	(20,861)
Total operating lease liabilities	$95,354

The operating lease payments does not include any renewal options as such leases are not reasonably certain of being renewed as of May 4, 2019 and does not include $11,147 of legally binding minimum lease payments of leases signed but not yet commenced.

As previously disclosed in our 2018 Annual Report on Form 10-K and under the previous lease accounting standard, future minimum lease payments due under non-cancelable operating leases would have been as follows:

February 2,
(in thousands)	2019
Fiscal 2019	$21,512
Fiscal 2020	19,997
Fiscal 2021	18,935
Fiscal 2022	17,056
Fiscal 2023	15,251
Thereafter	24,140
Total minimum lease payments	$116,891

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

The accounting policies of the Company’s reportable segments are consistent with those described in Note 1 to the audited consolidated financial statements of VHC for the fiscal year ended February 2, 2019 included in the 2018 Annual Report on Form 10-K. Unallocated corporate expenses are comprised of selling, general, and administrative expenses attributable to corporate and administrative activities (such as marketing, design, finance, information technology, legal and human resource departments), and other charges that are not directly attributable to the Company’s reportable segments. Unallocated corporate assets are comprised of the carrying values of the Company’s goodwill and tradename, deferred tax assets, and other assets that will be utilized to generate revenue for both of the Company’s reportable segments.

Summary information for the Company’s reportable segments is presented below.

	Three Months Ended
	May 4,	May 5,
(in thousands)	2019	2018
Net Sales:
Wholesale	$27,355	$28,495
Direct-to-consumer	27,767	26,019
Total net sales	$55,122	$54,514
Income (loss) before income taxes:
Wholesale	$7,781	$6,921
Direct-to-consumer	1,038	1,238
Subtotal	8,819	8,159
Unallocated corporate expenses	(14,568)	(12,523)
Interest expense, net	1,077	1,289
Other expense (income), net	108	(64)
Total loss before income taxes	$(6,934)	$(5,589)

	May 4,	February 2,
(in thousands)	2019	2019
Total Assets:
Wholesale	$52,052	$67,622
Direct-to-consumer	111,502	$40,825
Unallocated corporate	135,855	$126,484
Total assets	$299,409	$234,931

Note 11. Related Party Transactions

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

As of May 4, 2019, the Company’s total obligation under the Tax Receivable Agreement is estimated to be $58,273, which is included as a component of Other liabilities on the condensed consolidated balance sheet. The tax benefit payment of $351, including accrued interest, with respect to the 2016 taxable year was paid in the first quarter of fiscal 2018. No additional payments are expected to be made under the Tax Receivable Agreement during fiscal year 2019. The Tax Receivable Agreement expires on December 31, 2023. The obligation was originally recorded in connection with the IPO as an adjustment to additional paid-in capital on the Company’ consolidate balance sheet.

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

During the three months ended May 4, 2019 and May 5, 2018, the Company incurred expenses of $0 and $12, respectively, under the Sun Capital Consulting Agreement.

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

This discussion contains forward-looking statements involving risks, uncertainties and assumptions that could cause our results to differ materially from expectations. For a discussion of the risks facing our business see “Item 1A—Risk Factors” of this report on Form 10-Q as well as in our 2018 Annual Report on Form 10-K.

Executive Overview

Established in 2002, Vince is a global luxury apparel and accessories brand best known for creating elevated yet understated pieces for every day. The collections are inspired by the brand’s California origins and embody a feeling of warm and effortless style.  Vince designs uncomplicated yet refined pieces that approach dressing with a sense of ease.  Known for its range of luxury products, Vince offers wide array of women’s and men’s ready-to-wear and footwear, as well as capsule collection of handbags, fragrance, and home for a global lifestyle. Vince products are sold in prestige locations worldwide.

We serve our customers through a variety of channels that reinforce the Vince brand image. Our diversified channel strategy allows us to introduce our products to customers through multiple distribution points that are reported in two segments: Wholesale and Direct-to-consumer.

The following is a summary of highlights during the three months ended May 4, 2019:

•	Our net sales totaled $55,122, reflecting a 1.1% increase compared to prior year net sales of $54,514.
•	Our Wholesale net sales decreased 4.0% to $27,355 and our Direct-to-consumer net sales increased 6.7% to $27,767. Comparable sales, including e-commerce, increased 1.1% compared to last year.
•	Selling, general, and administrative expenses were $34,015, an increase of $4,115 or 13.8% compared to $29,900 in the prior year.
•	Net loss for the quarter was $6,976, or $0.60 per share, compared to $5,637, or $0.49 per share, in the prior year.
•	We opened one new retail store and closed one retail store during the quarter.
•

As of May 4, 2019, we had $45,606 of total debt principal outstanding, comprised of $26,812 outstanding under our Term Loan Facility and $18,794 outstanding on our Revolving Credit Facility, as well as $147 of cash and cash equivalents.

Results of Operations

The following table presents, for the periods indicated, our operating results as a percentage of net sales, as well as loss per share data:

	Three Months Ended
	May 4, 2019		May 5, 2018
		% of Net		% of Net
	Amount	Sales	Amount	Sales
(in thousands, except per share data, store counts and percentages)
Statements of Operations:
Net sales	$55,122	100.0%	$54,514	100.0%
Cost of products sold	26,856	48.7%	28,978	53.2%
Gross profit	28,266	51.3%	25,536	46.8%
Selling, general and administrative expenses	34,015	61.7%	29,900	54.8%
Loss from operations	(5,749)	(10.4)%	(4,364)	(8.0)%
Interest expense, net	1,077	2.0%	1,289	2.4%
Other expense (income), net	108	0.2%	(64)	(0.1)%
Loss before income taxes	(6,934)	(12.6)%	(5,589)	(10.3)%
Provision for income taxes	42	0.1%	48	0.0%
Net loss and comprehensive loss	$(6,976)	(12.7)%	$(5,637)	(10.3)%
Loss per share:
Basic loss per share	$(0.60)		$(0.49)
Diluted loss per share	$(0.60)		$(0.49)
Other Operating and Financial Data:
Total stores at end of period	59		57
Comparable sales growth (1) (2)	1.1%		12.7%

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

Three Months Ended May 4, 2019 Compared to Three Months Ended May 5, 2018

Net sales for the three months ended May 4, 2019 were $55,122, increasing $608, or 1.1%, versus $54,514 for the three months ended May 5, 2018. Net sales by reportable segment were as follows:

	Three Months Ended
	May 4,	May 5,
(in thousands)	2019	2018
Wholesale	$27,355	$28,495
Direct-to-consumer	27,767	26,019
Total net sales	$55,122	$54,514

Net sales from our Wholesale segment decreased $1,140, or 4.0%, to $27,355 in the three months ended May 4, 2019 from $28,495 in the three months ended May 5, 2018, due to the shift in timing of seasonal wholesale shipments.

Net sales from our Direct-to-consumer segment increased $1,748, or 6.7%, to $27,767 in the three months ended May 4, 2019 from $26,019 in the three months ended May 5, 2018. Comparable sales increased $281, or 1.1%, including e-commerce, primarily due to an increase in average dollar sale. Non-comparable sales contributed $1,467 of sales growth. Since May 5, 2018, two net new stores have opened, bringing our total retail store count to 59 as of May 4, 2019, compared to 57 as of the end of the prior year period.

Gross profit increased 10.7% to $28,266 for the three months ended May 4, 2019 from $25,536 in the prior year first quarter. As a percentage of sales, gross margin was 51.3%, compared with 46.8% in the prior year first quarter. The total gross margin rate increase was primarily driven by the following factors:

•	Non-recurrence of an unfavorable adjustments to inventory reserves in the prior year contributed approximately 245 basis points of improvement; and
•	The favorable impact of stronger full price selling and lower product costs contributed approximately 250 basis points of improvement.

Selling, general and administrative (“SG&A”) expenses for the three months ended May 4, 2019 were $34,015, increasing $4,115, or 13.8%, versus $29,900 for the three months ended May 5, 2018. SG&A expenses as a percentage of sales were 61.7% and 54.8% for the three months ended May 4, 2019 and May 5, 2018, respectively. The change in SG&A expenses compared to the prior fiscal year period was primarily due to:

•	$1,350 of strategic consulting costs;
•	$1,217 of increased compensation and benefits;
•	$657 of increased marketing and advertising expenses; and
•	$378 of increased rent and occupancy expenses primarily related to net new store openings.

Loss from operations by segment for the three months ended May 4, 2019 and May 5, 2018 is summarized in the following table:

	Three Months Ended
	May 4,	May 5,
(in thousands)	2019	2018
Wholesale	$7,781	$6,921
Direct-to-consumer	1,038	1,238
Subtotal	8,819	8,159
Unallocated corporate expenses	(14,568)	(12,523)
Total loss from operations	$(5,749)	$(4,364)

Operating income from our Wholesale segment increased $860, or 12.4%, to $7,781 in the three months ended May 4, 2019 from $6,921 in the three months ended May 5, 2018 primarily driven by higher gross margin.

Operating income from our Direct-to-consumer segment decreased $200, or 16.2%, to $1,038 in the three months ended May 4, 2019 from $1,238 in the three months ended May 5, 2018 primarily driven by increased expenses associated with new stores as well as deleverage on fixed expenses.

Unallocated corporate expenses are comprised of SG&A expenses attributable to corporate and administrative activities (such as marketing, design, finance, information technology, legal and human resources departments) and other charges that are not directly attributable to our reportable segments.

Interest expense decreased $212, or 16.4%, to $1,077 in the three months ended May 4, 2019 from $1,289 in the three months ended May 5, 2018.

Other (income) expense, net increased $172 to $108 in the three months ended May 4, 2019 from $(64) in the three months ended May 5, 2018.

Provision for income taxes for the three months ended May 4, 2019 was $42 as compared to $48 for the three months ended May 5, 2018. Our effective tax rate for the three months ended May 4, 2019 and May 5, 2018 was 0.6% and 0.9%, respectively. The effective tax rate for the three months ended May 4, 2019 and May 5, 2018 differed from the U.S. statutory rate of 21% primarily due to the impact of the valuation allowance established against our deferred tax assets partly offset by state and foreign taxes.

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

Operating Activities

	Three Months Ended
(in thousands)	May 4, 2019	May 5, 2018
Operating activities
Net loss	$(6,976)	$(5,637)
Add (deduct) items not affecting operating cash flows:
Depreciation and amortization	1,889	2,069
Deferred rent	—	(319)
Share-based compensation expense	427	198
Amortization of deferred financing cost	142	294
Changes in assets and liabilities:
Receivables, net	13,129	7,996
Inventories	2,960	(439)
Prepaid expenses and other current assets	(1,491)	(997)
Accounts payable and accrued expenses	(8,076)	(3,767)
Other assets and liabilities	(303)	85
Net cash provided by (used in) operating activities	$1,701	$(517)

Net cash provided by operating activities during the three months ended May 4, 2019 was $1,701, which consisted of a net loss of $6,976, impacted by non-cash items of $2,458 and cash provided by working capital of $6,219. Net cash provided by working capital primarily resulted from a cash inflow of $13,129 in receivables, net due to timing of the collections and $2,960 of inventories, net, offset by cash outflow in accounts payable and accrued expenses of $8,076 primarily due to the timing of payments to vendors.

Net cash used in operating activities during the three months ended May 5, 2018 was $517, which consisted of a net loss of $5,637, impacted by non-cash items of $2,242 and cash provided by working capital of $2,878. Net cash provided by working capital primarily resulted from a cash inflow of $7,996 in receivables, net primarily driven by the timing of collections, offset by outflow in accounts payable and accrued expenses of $3,767 due to the timing of payments to vendors and a cash outflow of $997 in prepaid expenses and other current assets.

Investing Activities

	Three Months Ended
(in thousands)	May 4, 2019	May 5, 2018
Investing activities
Payments for capital expenditures	$(461)	$(250)
Net cash used in investing activities	$(461)	$(250)

Net cash used in investing activities of $461 during the three months ended May 4, 2019 represents capital expenditures primarily related to the investment in our retail store build-outs, including leasehold improvements and store fixtures.

Net cash used in investing activities of $250 during the three months ended May 5, 2018 represents capital expenditures primarily related to the investment in our retail store build-outs, including leasehold improvements and store fixtures and our new systems.

Financing Activities

	Three Months Ended
(in thousands)	May 4, 2019	May 5, 2018
Financing activities
(Repayment of) proceeds from borrowings under the Revolving Credit Facilities	(222)	2,712
Repayment of borrowings under the Term Loan Facilities	(688)	(2,000)
Tax withholdings related to restricted stock vesting	(301)	—
Proceeds from stock option exercises, restricted stock vesting, and issuance of common stock under employee stock purchase plan	1	—
Financing fees	(1)	(90)
Net cash (used in) provided by financing activities	$(1,211)	$622

Net cash used in financing activities was $1,211 during the three months ended May 4, 2019, primarily consisting of $222 of net proceeds from borrowings under our Revolving Credit Facility, and $688 of payments under the Term Loan Facility.

Net cash provided by financing activities was $622 during the three months ended May 5, 2018, primarily consisting of $2,712 of net proceeds from borrowings under our Revolving Credit Facility.

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

The 2018 Term Loan Facility contains a requirement that Vince, LLC maintain a Consolidated Fixed Charge Coverage Ratio (as defined in the credit agreement for the 2018 Term Loan Facility) as of the last day of any period of four fiscal quarters not to exceed 0.85:1.00 for the fiscal quarter ended November 3, 2018, 1.00:1.00 for the fiscal quarter ended February 2, 2019, 1.20:1.00 for the fiscal quarter ended May 4, 2019, 1.35:1.00 for the fiscal quarter ending August 3, 2019, 1.50:1.00 for the fiscal quarters ending November 2, 2019 and February 1, 2020 and 1.75:1.00 for the fiscal quarter ending May 2, 2020 and each fiscal quarter thereafter. In addition, the 2018 Term Loan Facility contains customary representations and warranties, other covenants, and events of default, including but not limited to, covenants with respect to limitations on the incurrence of additional indebtedness, liens, burdensome agreements, guarantees, investments, loans, asset sales, mergers, acquisitions, prepayment of other debt, the repurchase of capital stock, transactions with affiliates, and the ability to change the nature of the Company’s business or its fiscal year, and distributions and dividends. The 2018 Term Loan Facility generally permits dividends to the extent that no default or event of default is continuing or would result from a contemplated dividend, so long as (i) after giving pro forma effect to the contemplated dividend and for the following six months Excess Availability will be at least the greater of 20.0% of the Loan Cap (as defined in the credit agreement for the 2018 Term Loan Facility) and $10,000, (ii) after giving pro forma effect to the contemplated dividend, the Consolidated Fixed Charge Coverage Ratio for the 12 months preceding such dividend will be greater than or equal to 1.0 to 1.0 (provided that the Consolidated Fixed Charge Coverage Ratio may be less than 1.0 to 1.0 if, after giving pro forma effect to the contemplated dividend, Excess Availability for the six fiscal months following the dividend is at least the greater of 25.0% of the Loan Cap and $12,500), and (iii) the pro forma Fixed Charge Coverage Ratio after giving effect to such contemplated dividend is no less than the minimum Consolidated Fixed Charge Coverage Ratio for such quarter. In addition, the 2018 Term Loan Facility is subject to a Borrowing Base (as defined in the credit agreement of the 2018 Term Loan Facility) which can, under certain conditions, result in the imposition of a reserve under the 2018 Revolving Credit Facility. As of May 4, 2019, the Company was in compliance with applicable covenants.

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

Through May 4, 2019, on an inception to date basis, the Company had made repayments totaling $688 in the aggregate on the 2018 Term Loan Facility with all of such repayments made during the three months ended May 4, 2019. As of May 4, 2019, the Company had $26,812 of debt outstanding under the 2018 Term Loan Facility.

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

The 2018 Revolving Credit Facility contains representations and warranties, other covenants and events of default that are customary for this type of financing, including covenants with respect to limitations on the incurrence of additional indebtedness, liens, burdensome agreements, guarantees, investments, loans, asset sales, mergers, acquisitions, prepayment of other debt, the repurchase of capital stock, transactions with affiliates, and the ability to change the nature of the Company’s business or its fiscal year. The 2018 Revolving Credit Facility generally permits dividends in the absence of any event of default (including any event of default arising from a contemplated dividend), so long as (i) after giving pro forma effect to the contemplated dividend and for the following six months Excess Availability will be at least the greater of 20.0% of the Loan Cap and $10 million and (ii) after giving pro forma effect to the contemplated dividend, the Consolidated Fixed Charge Coverage Ratio for the 12 months preceding such dividend will be greater than or equal to 1.0 to 1.0 (provided that the Consolidated Fixed Charge Coverage Ratio may be less than 1.0 to 1.0 if, after giving pro forma effect to the contemplated dividend, Excess Availability for the six fiscal months following the dividend is at least the greater of 25.0% of the Loan Cap and $12,500). As of May 4, 2019, the Company was in compliance with applicable covenants.

As of May 4, 2019, $35,291 was available under the 2018 Revolving Credit Facility, net of the loan cap, and there were $18,794 of borrowings outstanding and $5,940 of letters of credit outstanding under the 2018 Revolving Credit Facility. The weighted average interest rate for borrowings outstanding under the 2018 Revolving Credit Facility as of May 4, 2019 was 3.9%.

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

A summary of our critical accounting policies is included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2018 Annual Report on Form 10-K. As of May 4, 2019, there have been no material changes to the critical accounting policies contained therein except for the adoption of ASC Topic 842, “Leases”. See Note 9 “Leases” to the condensed consolidated financial statements in this Form 10-Q for additional information.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As a “smaller reporting company,” as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are not required to provide the information in this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Attached as exhibits to this Quarterly Report on Form 10-Q are certifications of our Chief Executive Officer and Chief Financial Officer. Rule 13a-14 of the Exchange Act, requires that we include these certifications with this report. This Controls and Procedures section includes information concerning the disclosure controls and procedures referred to in the certifications. You should read this section in conjunction with the certifications.

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of May 4, 2019.

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

Material Weaknesses in Internal Control over Financial Reporting

As described in Management’s Annual Report On Internal Control Over Financial Reporting in Item 9A of our Annual Report on Form 10-K for the year ended February 2, 2019, we did not (i) maintain program change management controls to ensure that information technology program and data changes affecting financial IT applications and underlying accounting records were tested, approved and implemented appropriately; and (ii) maintain adequate user access controls to ensure appropriate segregation of duties and to adequately restrict access to financial applications and data.

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

Remediation Plan

Management has initiated a remediation plan to address the control deficiencies that led to the material weakness. The remediation plan includes, but is not limited to:

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

We continue to make progress on our remediation and our goal is to implement the remaining control improvements and to fully remediate these material weakness during fiscal 2019, subject to there being sufficient opportunities to conclude, through testing, that the implemented controls are operating effectively. Until the controls are remediated, we will continue to perform additional analysis, substantive testing and other post-closing procedures to ensure that our consolidated financial statements are prepared in accordance with U.S. GAAP.

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

Changes in Internal Control over Financial Reporting

We concluded that except for the implementation of certain internal controls related to the adoption of Accounting Standards Codification 842, Leases (“Topic 842”), there were no changes to internal controls over financial reporting during the quarter ended May 4, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The adoption of Topic 842 required implementation of new accounting processes and business applications which changed the Company’s internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

The risk factors disclosed in the Company’s 2018 Annual Report on Form 10-K, in addition to the other information set forth in this report on Form 10-Q, could materially affect the Company’s business, financial condition or results. The Company’s risk factors have not changed materially from those disclosed in its 2018 Annual Report on Form 10-K other than those listed below. All amounts disclosed are in thousands except per share amounts.

System or data security issues, such as cyber or malware attacks, as well as other major system failures could disrupt our internal operations or information technology services, and any such disruption could negatively impact our net sales, increase our expenses and harm our reputation.

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

From time to time, we are subject to system or data security problems, including viruses and bugs, including a recent temporary company-wide systems outage that was caused by a malware.  None of these incidents, including the most recent event, has resulted in any data or information breaches or any other material impact to our business and/or financial results.  There is no assurance, however, that we would not be subject to material security problems in the future, including cyber or malware attacks, and we could incur significant expenses or disruptions of our operations in connection with resulting system failures or data and information breaches. In addition, sophisticated hardware and operating system software and applications that we procure from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of our systems. The costs to us to eliminate or alleviate security problems, viruses and bugs could be significant, and the efforts to address these problems could result in interruptions, delays or cessation of service that may impede our sales, distribution or other critical functions.

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

We work with more than 40 manufacturers across nine countries, with 88% of our products produced in China in fiscal 2018 and 78% in the first quarter of fiscal 2019. A manufacturing contractor’s failure to ship products to us in a timely manner or to meet the required quality standards could cause us to miss the delivery date requirements of our customers for those items. The failure to make timely deliveries may cause customers to cancel orders, refuse to accept deliveries or demand reduced prices, any of which could have a material adverse effect on us. As a result of the magnitude of our foreign sourcing, our business is subject to the following risks:

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
•

imposition of increased duties, taxes, tariffs (including, but not limited to, the Trump Administration's tariffs on certain products manufactured in China and China's retaliatory tariffs on certain products sourced from the U.S. as described below) and other charges on imports;

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

The current U.S. Administration is in the process of extending the 25% additional tariffs to all imports from China, valued at approximately $300 billion, which tariff lines include products we manufacture. The Office of the U.S. Trade Representative is expected to hold a public hearing regarding the tariff extension on June 17, 2019. We are evaluating the potential impact of the proposed tariffs, potential retaliatory tariffs as well as other recent changes in foreign trade policy on our supply chain, costs, sales and profitability and are considering strategies to mitigate such impact, including reviewing sourcing options and working with our suppliers. While it is too early to predict how these changes in foreign trade policy and any recently enacted, proposed and future tariffs on products imported by us from China will affect our business, these changes could significantly increase our production costs and negatively impact our business and results of operations. In addition, while we may be able to shift our sourcing options, executing such a shift would be time consuming and would be difficult or impracticable for many products and may result in an increase in our manufacturing costs and/or may negatively impact the quality of our products.  If our production costs increase, we may also be forced to raise the prices of our products, which could in turn negatively impact the demand for our products.  Further, we are not at this time able to predict the impact of the potential adoption and expansion of trade restrictions, retaliatory tariffs, or other governmental action related to tariffs or international trade agreements or policies on our customers and/or the overall U.S. economy, which in turn could adversely affect our ability to adequately forecast our business.

If these risks limit or prevent us from manufacturing products in any significant international market, prevent us from acquiring products from foreign suppliers, or significantly increase the cost of our products, our operations could be seriously disrupted until alternative suppliers are found or alternative markets are developed, which could negatively and significantly impact our business.

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

Signature	Title	Date

/s/ David Stefko David Stefko	Executive Vice President, Chief Financial Officer (as duly authorized officer and principal financial officer)	June 13, 2019