Form 10-Q
period 2019-08-03
VINCE HOLDING CORP.
filed 2019-09-12
CIK 1579157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 3, 2019

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

(212) 944-2600

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

As of August 31, 2019, the registrant had 11,679,538 shares of common stock, $0.01 par value per share, outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data, unaudited)

	August 3,	February 2,
	2019	2019
Assets
Current assets:
Cash and cash equivalents	$227	$118
Trade receivables, net	28,587	28,896
Inventories, net	59,749	53,271
Prepaid expenses and other current assets	6,890	6,317
Total current assets	95,453	88,602
Property and equipment, net	23,139	25,156
Operating lease right-of-use assets, net	85,735	—
Intangible assets, net	76,201	76,501
Goodwill	41,435	41,435
Deferred income taxes	203	203
Other assets	3,009	3,034
Total assets	$325,175	$234,931

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$34,083	$28,787
Accrued salaries and employee benefits	4,880	5,510
Other accrued expenses	8,913	8,535
Short-term lease liabilities	16,429	—
Current portion of long-term debt	2,750	2,750
Total current liabilities	67,055	45,582
Long-term debt	48,107	42,340
Deferred rent	—	14,636
Long-term lease liabilities	83,583	—
Other liabilities	58,273	58,273

Commitments and contingencies (Note 8)

Stockholders' equity:
Common stock at $0.01 par value (100,000,000 shares authorized, 11,678,403 and 11,622,994 shares issued and outstanding at August 3, 2019 and February 2, 2019, respectively)	117	116
Additional paid-in capital	1,115,328	1,114,695
Accumulated deficit	(1,047,223)	(1,040,646)
Accumulated other comprehensive loss	(65)	(65)
Total stockholders' equity	68,157	74,100
Total liabilities and stockholders' equity	$325,175	$234,931

See notes to unaudited condensed consolidated financial statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except share and per share data, unaudited)

	Three Months Ended		Six Months Ended
	August 3,	August 4,	August 3,	August 4,
	2019	2018	2019	2018
Net sales	$71,351	$63,128	$126,473	$117,642
Cost of products sold	36,635	35,409	63,491	64,387
Gross profit	34,716	27,719	62,982	53,255
Selling, general and administrative expenses	32,752	30,143	66,767	60,043
Income (loss) from operations	1,964	(2,424)	(3,785)	(6,788)
Interest expense, net	947	1,297	2,024	2,586
Other expense (income), net	—	73	108	9
Income (loss) before income taxes	1,017	(3,794)	(5,917)	(9,383)
Provision for income taxes	29	28	71	76
Net income (loss) and comprehensive loss	$988	$(3,822)	$(5,988)	$(9,459)
Earnings (Loss) per share:
Basic earnings (loss) per share	$0.08	$(0.33)	$(0.51)	$(0.81)
Diluted earnings (loss) per share	$0.08	$(0.33)	$(0.51)	$(0.81)
Weighted average shares outstanding:
Basic	11,672,914	11,619,664	11,651,375	11,618,082
Diluted	11,860,063	11,619,664	11,651,375	11,618,082

See notes to unaudited condensed consolidated financial statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data, unaudited)

	Common Stock
	Number of Shares Outstanding	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of February 2, 2019	11,622,994	$116	$1,114,695	$(1,040,646)	$(65)	$74,100
Comprehensive loss:
Net loss	—	—	—	(6,976)	—	(6,976)
Share-based compensation expense	—	—	427	—	—	427
Cumulative effect of accounting change from adoption of ASU 2016-02	—	—	—	(589)	—	(589)
Restricted stock unit vestings	64,572	1	—	—	—	1
Tax withholdings related to restricted stock vesting	(23,066)	—	(301)	—	—	(301)
Balance as of May 4, 2019	11,664,500	$117	$1,114,821	$(1,048,211)	$(65)	$66,662
Comprehensive Income:
Net Income	—	—	—	988	—	988
Share-based compensation expense	—	—	527	—	—	527
Restricted stock unit vestings	15,346	—	—	—	—	—
Tax withholdings related to restricted stock vesting	(1,443)	—	(20)	—	—	(20)
Balance as of August 3, 2019	11,678,403	$117	$1,115,328	$(1,047,223)	$(65)	$68,157

	Common Stock
	Number of Shares Outstanding	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of February 3, 2018	11,616,500	$116	$1,113,342	$(1,038,624)	$(65)	$74,769
Comprehensive loss:
Net loss	—	—	—	(5,637)	—	(5,637)
Share-based compensation expense	—	—	196	—	—	196
Balance as of May 5, 2018	11,616,500	$116	$1,113,538	$(1,044,261)	$(65)	$69,328
Comprehensive loss:
Net loss	—	—	—	(3,822)	—	(3,822)
Share-based compensation expense	—	—	395	—	—	395
Balance as of August 4, 2018	11,616,500	$116	$1,113,933	$(1,048,083)	$(65)	$65,901

See notes to unaudited condensed consolidated financial statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands, unaudited)

	Six Months Ended
	August 3, 2019	August 4, 2018
Operating activities
Net loss	$(5,988)	$(9,459)
Add (deduct) items not affecting operating cash flows:
Depreciation and amortization	3,750	4,100
Loss on disposal of property and equipment	—	259
Deferred rent	—	(661)
Share-based compensation expense	954	593
Amortization of deferred financing cost	282	490
Changes in assets and liabilities:
Receivables, net	309	(2,239)
Inventories	(6,478)	(12,695)
Prepaid expenses and other current assets	(573)	123
Accounts payable and accrued expenses	4,953	5,973
Other assets and liabilities	(880)	80
Net cash used in operating activities	(3,671)	(13,436)
Investing activities
Payments for capital expenditures	(1,470)	(1,026)
Net cash used in investing activities	(1,470)	(1,026)
Financing activities
Net proceeds from borrowings under the Revolving Credit Facilities	6,946	18,500
Repayment of borrowings under the Term Loan Facilities	(1,375)	(4,000)
Tax withholdings related to restricted stock vesting	(321)	—
Proceeds from stock option exercises, restricted stock vesting, and issuance of common stock under employee stock purchase plan	1	—
Financing fees	(1)	(90)
Net cash provided by financing activities	5,250	14,410
Increase (decrease) in cash, cash equivalents, and restricted cash	109	(52)
Cash, cash equivalents, and restricted cash, beginning of period	129	5,445
Cash, cash equivalents, and restricted cash, end of period	238	5,393
Less: restricted cash at end of period	11	72
Cash and cash equivalents per balance sheet at end of period	$227	$5,321

Supplemental Disclosures of Cash Flow Information
Cash payments on Tax Receivable Agreement obligation	$—	$351
Cash payments for interest	1,705	2,496
Cash payments for income taxes, net of refunds	88	(11)
Supplemental Disclosures of Non-Cash Investing and Financing Activities
Capital expenditures in accounts payable and accrued liabilities	132	724

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

The condensed consolidated financial statements include the Company’s accounts and the accounts of the Company’s wholly-owned subsidiaries as of August 3, 2019. All intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) and disclosures necessary for a fair statement. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or the fiscal year as a whole.

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

Revenue associated with gift cards is recognized upon redemption and unredeemed balances are considered contract liability and recorded within other accrued expenses, which are subject to escheatment within the jurisdictions in which it operates. As of August 3, 2019 and February 2, 2019, contract liability was $1,378 and $1,361, respectively.  For the three and six months ended August 3, 2019, the Company recognized $73 and $196 of revenue that was previously included in contract liability as of February 2, 2019.

Note 2. Goodwill and Intangible Assets

Net goodwill balances and changes therein by segment were as follows:

(in thousands)	Wholesale	Direct-to-consumer	Total Net Goodwill
Balance as of August 3, 2019	$41,435	$—	$41,435
Balance as of February 2, 2019	$41,435	$—	$41,435

The total carrying amount of goodwill for all periods presented was net of accumulated impairments of $69,253.

The following tables present a summary of identifiable intangible assets:

(in thousands)	Gross Amount	Accumulated Amortization	Accumulated Impairments	Net Book Value
Balance as of August 3, 2019
Amortizable intangible assets:
Customer relationships	$11,970	$(6,869)	$—	$5,101
Indefinite-lived intangible asset:
Tradename	101,850	—	(30,750)	71,100
Total intangible assets	$113,820	$(6,869)	$(30,750)	$76,201

(in thousands)	Gross Amount	Accumulated Amortization	Accumulated Impairments	Net Book Value
Balance as of February 2, 2019
Amortizable intangible assets:
Customer relationships	$11,970	$(6,569)	$—	$5,401
Indefinite-lived intangible asset:
Tradename	101,850	—	(30,750)	71,100
Total intangible assets	$113,820	$(6,569)	$(30,750)	$76,501

Amortization of identifiable intangible assets was $150 and $149 for the three months ended August 3, 2019 and August 4, 2018, respectively and $299 and $299 for the six months ended August 3, 2019 and August 4, 2018, respectively. The estimated amortization expense for identifiable intangible assets is $598 for each fiscal year for the next five fiscal years.

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

The Company did not have any non-financial assets or non-financial liabilities recognized at fair value on a recurring basis at August 3, 2019 or February 2, 2019. At August 3, 2019 and February 2, 2019, the Company believes that the carrying value of cash and cash equivalents, receivables and accounts payable approximates fair value, due to the short-term maturity of these instruments. The Company’s debt obligations with a carrying value of $52,087 as of August 3, 2019 are at variable interest rates. The carrying value of the Company’s 2018 Revolving Credit Facility (as defined below) approximates fair value as the stated interest rate approximates market rates currently available to the Company, which are considered Level 2 inputs. The fair value of the Company’s

2018 Term Loan Facility (as defined below) was approximately $26,000 as of August 3, 2019 based upon an estimated market value calculation that factors principal, time to maturity, interest rate, and current cost of debt, which is considered a Level 3 input.

The Company’s non-financial assets, which primarily consist of goodwill, intangible assets, operating lease right-of-use assets, and property and equipment, are not required to be measured at fair value on a recurring basis and are reported at their carrying values. However, on a periodic basis whenever events or changes in circumstances indicate that their carrying value may not be fully recoverable (and at least annually for goodwill and indefinite-lived intangible assets), non-financial assets are assessed for impairment and, if applicable, written down to (and recorded at) fair value.

Note 4. Long-Term Debt and Financing Arrangements

Long-term debt consisted of the following:

	August 3,	February 2,
(in thousands)	2019	2019
Term Loan Facilities	$26,125	$27,500
Revolving Credit Facilities	25,962	19,016
Total debt principal	52,087	46,516
Less: current portion of long-term debt	2,750	2,750
Less: deferred financing costs	1,230	1,426
Total long-term debt	$48,107	$42,340

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

The 2018 Term Loan Facility contains a requirement that Vince, LLC maintain a Consolidated Fixed Charge Coverage Ratio (as defined in the credit agreement for the 2018 Term Loan Facility) as of the last day of any period of four fiscal quarters not to exceed 0.85:1.00 for the fiscal quarter ended November 3, 2018, 1.00:1.00 for the fiscal quarter ended February 2, 2019, 1.20:1.00 for the fiscal quarter ended May 4, 2019, 1.35:1.00 for the fiscal quarter ending August 3, 2019, 1.50:1.00 for the fiscal quarters ending November 2, 2019 and February 1, 2020 and 1.75:1.00 for the fiscal quarter ending May 2, 2020 and each fiscal quarter thereafter. In addition, the 2018 Term Loan Facility contains customary representations and warranties, other covenants, and events of default, including but not limited to, covenants with respect to limitations on the incurrence of additional indebtedness, liens, burdensome agreements, guarantees, investments, loans, asset sales, mergers, acquisitions, prepayment of other debt, the repurchase of capital stock, transactions with affiliates, and the ability to change the nature of the Company’s business or its fiscal year, and distributions and dividends. The 2018 Term Loan Facility generally permits dividends to the extent that no default or event of default is continuing or would result from a contemplated dividend, so long as (i) after giving pro forma effect to the contemplated dividend and for the following six months Excess Availability will be at least the greater of 20.0% of the Loan Cap (as defined in the credit agreement for the 2018 Term Loan Facility) and $10,000, (ii) after giving pro forma effect to the contemplated dividend, the Consolidated Fixed Charge Coverage Ratio for the 12 months preceding such dividend will be greater than or equal to 1.0 to 1.0 (provided that the Consolidated Fixed Charge Coverage Ratio may be less than 1.0 to 1.0 if, after giving pro forma effect to the contemplated dividend, Excess Availability for the six fiscal months following the dividend is at least the greater of 25.0% of the Loan Cap and $12,500), and (iii) the pro forma Fixed Charge Coverage Ratio after giving effect to such contemplated dividend is no less than the minimum Consolidated Fixed Charge Coverage Ratio for such quarter. In addition, the 2018 Term Loan Facility is subject to a Borrowing Base (as defined in the credit agreement of the 2018 Term Loan Facility) which can, under certain conditions, result in the imposition of a reserve under the 2018 Revolving Credit Facility. As of August 3, 2019, the Company was in compliance with applicable covenants.

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

Through August 3, 2019, on an inception to date basis, the Company had made repayments totaling $1,375 in the aggregate on the 2018 Term Loan Facility with all of such repayments made during the six months ended August 3, 2019. As of August 3, 2019, the Company had $26,125 of debt outstanding under the 2018 Term Loan Facility.

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

The 2018 Revolving Credit Facility contains representations and warranties, other covenants and events of default that are customary for this type of financing, including covenants with respect to limitations on the incurrence of additional indebtedness, liens, burdensome agreements, guarantees, investments, loans, asset sales, mergers, acquisitions, prepayment of other debt, the repurchase of capital stock, transactions with affiliates, and the ability to change the nature of the Company’s business or its fiscal year. The 2018 Revolving Credit Facility generally permits dividends in the absence of any event of default (including any event of default arising from a contemplated dividend), so long as (i) after giving pro forma effect to the contemplated dividend and for the following six months Excess Availability will be at least the greater of 20.0% of the Loan Cap and $10 million and (ii) after giving pro forma effect to the contemplated dividend, the Consolidated Fixed Charge Coverage Ratio for the 12 months preceding such dividend will be greater than or equal to 1.0 to 1.0 (provided that the Consolidated Fixed Charge Coverage Ratio may be less than 1.0 to 1.0 if, after giving pro forma effect to the contemplated dividend, Excess Availability for the six fiscal months following the dividend is at least the greater of 25.0% of the Loan Cap and $12,500). As of August 3, 2019, the Company was in compliance with applicable covenants.

As of August 3, 2019, $33,892 was available under the 2018 Revolving Credit Facility, net of the loan cap, and there were $25,962 of borrowings outstanding and $5,893 of letters of credit outstanding under the 2018 Revolving Credit Facility. The weighted average interest rate for borrowings outstanding under the 2018 Revolving Credit Facility as of August 3, 2019 was 3.8%.

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

Note 5. Inventory

Inventories consisted of finished goods. As of August 3, 2019 and February 2, 2019, finished goods, net of reserves were $59,749 and $53,271, respectively.

Note 6. Share-Based Compensation

Employee Stock Plans

Vince 2013 Incentive Plan

In connection with the IPO, the Company adopted the Vince 2013 Incentive Plan, which provides for grants of stock options, stock appreciation rights, restricted stock and other stock-based awards. In May 2018, the Company filed a Registration Statement on Form S-8 to register an additional 660,000 shares of common stock available for issuance under the Vince 2013 Incentive Plan. The aggregate number of shares of common stock which may be issued or used for reference purposes under the Vince 2013 Incentive Plan or with respect to which awards may be granted may not exceed 1,000,000 shares. The shares available for issuance under the Vince 2013 Incentive Plan may be, in whole or in part, either authorized and unissued shares of the Company’s common stock or shares of common stock held in or acquired for the Company’s treasury. In general, if awards under the Vince 2013 Incentive Plan are cancelled for any reason, or expire or terminate unexercised, the shares covered by such award may again be available for the grant of awards under the Vince 2013 Incentive Plan. As of August 3, 2019, there were 306,525 shares under the Vince 2013 Incentive Plan available for future grants. Options granted pursuant to the Vince 2013 Incentive Plan typically vest in equal installments over four years, subject to the employees’ continued employment and expire on the earlier of the tenth anniversary of the grant date or upon termination as outlined in the Vince 2013 Incentive Plan. Restricted stock units (“RSUs”) granted vest in equal installments over a three-year period or vest in equal installments over four years, subject to the employees’ continued employment, except for RSUs issued under the exchange offer described below.

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

Employee Stock Purchase Plan

The Company maintains an employee stock purchase plan (“ESPP”) for its employees. Under the ESPP, all eligible employees may contribute up to 10% of their base compensation, up to a maximum contribution of $10 per year. The purchase price of the stock is 90% of the fair market value, with purchases executed on a quarterly basis. The plan is defined as compensatory, and accordingly, a charge for compensation expense is recorded to selling, general and administrative expense for the difference between the fair market value and the discounted purchase price of the Company’s Stock. During the six months ended August 3, 2019, no shares of common stock were issued under the ESPP. During the six months ended August 4, 2018, no shares of common stock were issued under the ESPP. As of August 3, 2019, there were 93,325 shares available for future issuance under the ESPP.

Stock Options

A summary of stock option activity for both employees and non-employees for the six months ended August 3, 2019 is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at February 2, 2019	204	$31.71	6.7	$—
Granted	—	$—
Exercised	—	$—
Forfeited or expired	—	$—
Outstanding at August 3, 2019	204	$31.71	6.2	$—

Vested and exercisable at August 3, 2019	154	$38.87	6.2	$—

Of the above outstanding shares, 50 are expected to vest.

Restricted Stock Units

A summary of restricted stock unit activity for the six months ended August 3, 2019 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested restricted stock units at February 2, 2019	504,230	$9.19
Granted	211,492	$12.40
Vested	(79,918)	$10.19
Forfeited	(8,226)	$10.18
Non-vested restricted stock units at August 3, 2019	627,578	$10.13

Share-Based Compensation Expense

The Company recognized share-based compensation expense of $527 and $395, including expense of $42 and $35, respectively, related to non-employees, during the three months ended August 3, 2019 and August 4, 2018, respectively. The Company recognized share-based compensation expense of $954 and $593, including expense of $82 and $71 respectively, related to non-employees, during the six months ended August 3, 2019 and August 4, 2018, respectively.

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

The following is a reconciliation of weighted average basic shares to weighted average diluted shares outstanding:

	Three Months Ended		Six Months Ended
	August 3,	August 4,	August 3,	August 4,
	2019	2018	2019	2018
Weighted-average shares—basic	11,672,914	11,619,664	11,651,375	11,618,082
Effect of dilutive equity securities	187,149	—	—	—
Weighted-average shares—diluted	11,860,063	11,619,664	11,651,375	11,618,082

Because the Company incurred a net loss for the three months ended August 4, 2018 and six months ended August 3, 2019 and August 4, 2018, weighted-average basic shares and weighted-average diluted shares outstanding are equal for these periods.

For the three months ended August 3, 2019, 19,053 weighted average shares of share-based compensation were excluded from the computation of weighted average shares for diluted earnings per share, as their effect would have been anti-dilutive.

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

The Company determines if an arrangement is a lease at inception. The Company has operating leases for real estate (primarily retail stores, storage, and office spaces) which generally have initial terms of 10 years and cannot be extended or can be extended for one additional 5-year term, with the exception of a few recent leases which are on shorter terms. In general, the Company will not include renewal options in the underlying lease term unless the Company is reasonably certain to exercise the renewal option. Substantially all of our leases require a fixed annual rent, and most require the payment of additional rent if store sales exceed a negotiated amount. These percentage rent expenses are considered as variable lease costs and recognized in the condensed consolidated financial statements when incurred. In addition, the Company’s real estate leases may also require additional payments for real estate taxes and other occupancy-related costs which it considers as non-lease components. The Company did not elect the practical expedient to group lease and non-lease components as a single lease component for the operating leases. Operating lease ROU assets and operating lease liabilities are recognized based upon the present value of the future lease payments over the lease term. As the Company’s leases do not provide an implicit borrowing rate, the Company uses an estimated incremental borrowing rate based upon combination of market-based factors, such as market quoted forward yield curves and company specific factors, such as the Company’s credit rating, lease size and duration to calculate the present value. The Company does not have any finance leases.  The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The weighted-average remaining lease term and weighted-average discount rate for our operating leases are 6.0 years and 7.0% as of August 3, 2019.

Total lease cost is included in cost of sales and SG&A in the accompanying condensed consolidated statement of operations and comprehensive income and is recorded net of immaterial sublease income. Some leases have a non-cancelable lease term of less than one year and therefore, the Company has elected to exclude these short-term leases from our ROU asset and lease liabilities. Short term lease costs were immaterial for three and six months ended August 3, 2019. The Company’s lease cost is comprised of the following:

	Three Months Ended	Six Months Ended
	August 3,	August 3,
(in thousands)	2019	2019
Operating lease cost	$5,204	$10,389
Variable operating lease cost	80	127
Total lease cost	$5,284	$10,516

Supplemental cash flow and non-cash information related to leases is as follows:

Six Months Ended
August 3,
(in thousands)	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$10,849
Right-of-use assets obtained in exchange for new operating lease liabilities	13,913

Subsequent to the date of adoption, during the six months ended August 3, 2019, the Company had lease modifications which changed the lease payment from fixed to variable or reduced the monthly lease payment which reduced the ROU assets and lease liabilities by $3,409 and $3,425, respectively.

The future maturity of lease liabilities are as follows:

August 3,
(in thousands)	2019
Fiscal 2019	$11,240
Fiscal 2020	22,235
Fiscal 2021	21,021
Fiscal 2022	19,132
Fiscal 2023	17,428
Thereafter	32,455
Total lease payments	123,511
Less: Imputed interest	(23,499)
Total operating lease liabilities	$100,012

The operating lease payments do not include any renewal options as such leases are not reasonably certain of being renewed as of August 3, 2019. Further, there were no legally binding minimum lease payments of lease signed but not yet commenced.

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

Summary information for the Company’s reportable segments is presented below.

	Three Months Ended		Six Months Ended
	August 3,	August 4,	August 3,	August 4,
(in thousands)	2019	2018	2019	2018
Net Sales:
Wholesale	$43,393	$37,844	$70,748	$66,339
Direct-to-consumer	27,958	25,284	55,725	51,303
Total net sales	$71,351	$63,128	$126,473	$117,642
Income (loss) before income taxes:
Wholesale	$15,327	$9,388	$23,108	$16,309
Direct-to-consumer	54	414	1,092	1,652
Subtotal	15,381	9,802	24,200	17,961
Unallocated corporate expenses	(13,417)	(12,226)	(27,985)	(24,749)
Interest expense, net	947	1,297	2,024	2,586
Other expense (income), net	—	73	108	9
Total loss before income taxes	$1,017	$(3,794)	$(5,917)	$(9,383)

	August 3,	February 2,
(in thousands)	2019	2019
Total Assets:
Wholesale	$75,320	$67,622
Direct-to-consumer	116,258	$40,825
Unallocated corporate	133,597	$126,484
Total assets	$325,175	$234,931

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

As of August 3, 2019, the Company’s total obligation under the Tax Receivable Agreement is estimated to be $58,273, which is included as a component of Other liabilities on the condensed consolidated balance sheet. The tax benefit payment of $351, including accrued interest, with respect to the 2016 taxable year was paid in the first quarter of fiscal 2018. No additional payments are expected to be made under the Tax Receivable Agreement during fiscal year 2019. The Tax Receivable Agreement expires on December 31, 2023. The obligation was originally recorded in connection with the IPO as an adjustment to additional paid-in capital on the Company’ consolidated balance sheet.

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

During the three months ended August 3, 2019 and August 4, 2018, the Company incurred expenses of $42 and $10, respectively, under the Sun Capital Consulting Agreement. During the six months ended August 3, 2019 and August 4, 2018, the Company incurred expenses of $42 and $22, respectively, under the Sun Capital Consulting Agreement.

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

The following is a summary of highlights during the three months ended August 3, 2019:

•	Our net sales totaled $71,351, reflecting a 13.0% increase compared to prior year net sales of $63,128.
•	Our Wholesale net sales increased 14.7% to $43,393 and our Direct-to-consumer net sales increased 10.6% to $27,958. Comparable sales, including e-commerce, increased 7.1% compared to last year.
•	Selling, general, and administrative expenses were $32,752, an increase of $2,609 or 8.7% compared to $30,143 in the prior year.
•	Net income for the quarter was $988, or $0.08 per share, compared to a net loss of $3,822, or $0.33 per share, in the prior year.
•	We opened one new retail store during the quarter.
•

As of August 3, 2019, we had $52,087 of total debt principal outstanding, comprised of $26,125 outstanding under our 2018 Term Loan Facility and $25,962 outstanding on our 2018 Revolving Credit Facility, as well as $227 of cash and cash equivalents.

Results of Operations

The following table presents, for the periods indicated, our operating results as a percentage of net sales, as well as loss per share data:

	Three Months Ended				Six Months Ended
	August 3, 2019		August 4, 2018		August 3, 2019		August 4, 2018
		% of Net		% of Net		% of Net		% of Net
	Amount	Sales	Amount	Sales	Amount	Sales	Amount	Sales
(in thousands, except per share data, store counts and percentages)
Statements of Operations:
Net sales	$71,351	100.0%	$63,128	100.0%	$126,473	100.0%	$117,642	100.0%
Cost of products sold	36,635	51.3%	35,409	56.1%	63,491	50.2%	64,387	54.7%
Gross profit	34,716	48.7%	27,719	43.9%	62,982	49.8%	53,255	45.3%
Selling, general and administrative expenses	32,752	45.9%	30,143	47.7%	66,767	52.8%	60,043	51.1%
Income (loss) from operations	1,964	2.8%	(2,424)	(3.8)%	(3,785)	(3.0)%	(6,788)	(5.8)%
Interest expense, net	947	1.3%	1,297	2.1%	2,024	1.6%	2,586	2.2%
Other expense (income), net	—	0.1%	73	0.1%	108	0.1%	9	0.0%
Income (loss) before income taxes	1,017	1.4%	(3,794)	(6.0)%	(5,917)	(4.7)%	(9,383)	(8.0)%
Provision for income taxes	29	0.0%	28	0.1%	71	0.0%	76	0.0%
Net income (loss) and comprehensive loss	$988	1.4%	$(3,822)	(6.1)%	$(5,988)	(4.7)%	$(9,459)	(8.0)%
Earnings (Loss) per share:
Basic earnings (loss) per share	$0.08		$(0.33)		$(0.51)		$(0.81)
Diluted earnings (loss) per share	$0.08		$(0.33)		$(0.51)		$(0.81)
Other Operating and Financial Data:
Total stores at end of period	60		58		60		58
Comparable sales growth (1) (2)	7.1%		15.1%		4.0%		13.8%

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

Three Months Ended August 3, 2019 Compared to Three Months Ended August 4, 2018

Net sales for the three months ended August 3, 2019 were $71,351, increasing $8,223, or 13.0%, versus $63,128 for the three months ended August 4, 2018. Net sales by reportable segment were as follows:

	Three Months Ended
	August 3,	August 4,
(in thousands)	2019	2018
Wholesale	$43,393	$37,844
Direct-to-consumer	27,958	25,284
Total net sales	$71,351	$63,128

Net sales from our Wholesale segment increased $5,549, or 14.7%, to $43,393 in the three months ended August 3, 2019 from $37,844 in the three months ended August 4, 2018, primarily due to the acceleration of seasonal wholesale shipments.

Net sales from our Direct-to-consumer segment increased $2,674, or 10.6%, to $27,958 in the three months ended August 3, 2019 from $25,284 in the three months ended August 4, 2018. Comparable sales increased $1,718, or 7.1%, including e-commerce, primarily due to increase in transactions and in average dollar sale. Non-comparable sales contributed $956 of sales growth which includes new stores which have not completed 13 full fiscal months of operations and Vince Unfold. Since August 4, 2018, two net new stores have opened, bringing our total retail store count to 60 as of August 3, 2019, compared to 58 as of the end of the prior year period.

Gross profit increased 25.2% to $34,716 for the three months ended August 3, 2019 from $27,719 in the prior year second quarter. As a percentage of sales, gross margin was 48.7%, compared with 43.9% in the prior year second quarter. The 480 basis points increase was primarily due to product mix, efficiencies in the product development cycle and sourcing initiatives.

Selling, general and administrative (“SG&A”) expenses for the three months ended August 3, 2019 were $32,752, increasing $2,609, or 8.7%, versus $30,143 for the three months ended August 4, 2018. SG&A expenses as a percentage of sales were 45.9% and 47.7% for the three months ended August 3, 2019 and August 4, 2018, respectively. The change in SG&A expenses compared to the prior fiscal year period was primarily due to:

•	$1,283 of increased compensation and benefits, partially due to growth in stores;
•	$556 of increased marketing investments;
•	$484 of increased investments in our e-commerce and Vince Unfold platforms; and
•	$200 of increased rent and occupancy expenses primarily related to net new store openings.

Income from operations by segment for the three months ended August 3, 2019 and August 4, 2018 is summarized in the following table:

	Three Months Ended
	August 3,	August 4,
(in thousands)	2019	2018
Wholesale	$15,327	$9,388
Direct-to-consumer	54	414
Subtotal	15,381	9,802
Unallocated corporate expenses	(13,417)	(12,226)
Total loss from operations	$1,964	$(2,424)

Operating income from our Wholesale segment increased $5,939, or 63.3%, to $15,327 in the three months ended August 3, 2019 from $9,388 in the three months ended August 4, 2018 primarily driven by higher gross margin.

Operating income from our Direct-to-consumer segment decreased $360, or 87.0%, to $54 in the three months ended August 3, 2019 from $414 in the three months ended August 4, 2018 primarily due to the favorable impact from year-over-year adjustment to inventory reserves in the same period last year as well as new store opening costs, including rent expense for expected future store openings.

Unallocated corporate expenses are comprised of SG&A expenses attributable to corporate and administrative activities (such as marketing, design, finance, information technology, legal and human resources departments) and other charges that are not directly attributable to our reportable segments.

Interest expense decreased $350, or 27.0%, to $947 in the three months ended August 3, 2019 from $1,297 in the three months ended August 4, 2018.

Other (income) expense, net decreased $73 to $0 in the three months ended August 3, 2019 from $73 in the three months ended August 4, 2018.

Provision for income taxes for the three months ended August 3, 2019 was $29 as compared to $28 for the three months ended August 4, 2018. Our effective tax rate for the three months ended August 3, 2019 and August 4, 2018 was 2.9% and 0.7%, respectively. The effective tax rate for the three months ended August 3, 2019 and August 4, 2018 differed from the U.S. statutory rate of 21% primarily due to the impact of the valuation allowance established against our deferred tax assets partly offset by state and foreign taxes.

Six Months Ended August 3, 2019 Compared to Six Months Ended August 4, 2018

Net sales for the six months ended August 3, 2019 were $126,473, increased $8,831, or 7.5%, versus $117,642 for the six months ended August 4, 2018. Net sales by reportable segment were as follows:

	Six Months Ended
	August 3,	August 4,
(in thousands)	2019	2018
Wholesale	$70,748	$66,339
Direct-to-consumer	55,725	51,303
Total net sales	$126,473	$117,642

Net sales from our Wholesale segment increased $4,409, or 6.6%, to $70,748 in the six months ended August 3, 2019 from $66,339 in the six months ended August 4, 2018, primarily due to the shift in timing of seasonal wholesale shipments.

Net sales from our Direct-to-consumer segment increased $4,422, or 8.6%, to $55,725 in the six months ended August 3, 2019 from $51,303 in the six months ended August 4, 2018. Comparable sales increased $2,000, or 4.0%, including e-commerce, primarily due to increase in transactions and in average dollar sale. Non-comparable sales contributed $2,422 of sales growth which includes new stores which have not completed 13 full fiscal months of operations and Vince Unfold. Since August 4, 2018, two net new stores have opened, bringing our total retail store count to 60 as of August 3, 2019, compared to 58 as of the end of the prior year period.

Gross profit increased 18.3% to $62,982 for the six months ended August 3, 2019 from $53,255 in the same prior year period. As a percentage of sales, gross margin was 49.8%, compared with 45.3% in the same prior year period. The total gross margin rate increase was primarily driven by the following factors:

•	The favorable impact of product mix, efficiencies in the product development cycle and sourcing initiatives contributed approximately 330 basis points of improvement; and
•	The favorable impact from year-over-year adjustments to inventory reserves contributed approximately 170 basis points.

Selling, general and administrative (“SG&A”) expenses for the six months ended August 3, 2019 were $66,767, increasing $6,724, or 11.2%, versus $60,043 for the six months ended August 4, 2018. SG&A expenses as a percentage of sales were 52.8% and 51.1% for the six months ended August 3, 2019 and August 4, 2018, respectively. The change in SG&A expenses compared to the prior fiscal year period was primarily due to:

•	$2,501 of increased compensation and benefits, partially due to growth in stores;
•	$1,350 of strategic consulting costs;
•	$1,213 of increased marketing investments;
•	$871 of increased investments in our e-commerce and Vince Unfold platforms; and
•	$578 of increased rent and occupancy expenses primarily related to net new store openings.

Loss from operations by segment for the six months ended August 3, 2019 and August 4, 2018 is summarized in the following table:

	Six Months Ended
	August 3,	August 4,
(in thousands)	2019	2018
Wholesale	$23,108	$16,309
Direct-to-consumer	1,092	1,652
Subtotal	24,200	17,961
Unallocated corporate expenses	(27,985)	(24,749)
Total income (loss) from operations	$(3,785)	$(6,788)

Operating income from our Wholesale segment increased $6,799, or 41.7%, to $23,108 in the six months ended August 3, 2019 from $16,309 in the six months ended August 4, 2018 primarily driven by higher gross margin.

Operating income from our Direct-to-consumer segment decreased $560, or 33.9%, to $1,092 in the six months ended August 3, 2019 from $1,652 in the six months ended August 4, 2018 primarily driven by increased expenses associated with our investments in the Direct-to-consumer segment.

Unallocated corporate expenses are comprised of SG&A expenses attributable to corporate and administrative activities (such as marketing, design, finance, information technology, legal and human resources departments) and other charges that are not directly attributable to our reportable segments.

Interest expense decreased $562, or 21.7%, to $2,024 in the six months ended August 3, 2019 from $2,586 in the six months ended August 4, 2018.

Other (income) expense, net increased $99  to $108 in the six months ended August 3, 2019 from $9 in the six months ended August 4, 2018.

Provision for income taxes for the six months ended August 3, 2019 was $71 as compared to $76 for the six months ended August 4, 2018. Our effective tax rate for the six months ended August 3, 2019 and August 4, 2018 was 1.2% and 0.8%, respectively. The effective tax rate for the six months ended August 3, 2019 and August 4, 2018 differed from the U.S. statutory rate of 21%, primarily due to the impact of the valuation allowance established against our deferred tax assets partly offset by state and foreign taxes.

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

Operating Activities

	Six Months Ended
(in thousands)	August 3, 2019	August 4, 2018
Operating activities
Net loss	$(5,988)	$(9,459)
Add (deduct) items not affecting operating cash flows:
Depreciation and amortization	3,750	4,100
Loss on disposal of property and equipment	—	259
Deferred rent	—	(661)
Share-based compensation expense	954	593
Amortization of deferred financing cost	282	490
Changes in assets and liabilities:
Receivables, net	309	(2,239)
Inventories	(6,478)	(12,695)
Prepaid expenses and other current assets	(573)	123
Accounts payable and accrued expenses	4,953	5,973
Other assets and liabilities	(880)	80
Net cash used in operating activities	$(3,671)	$(13,436)

Net cash used in operating activities during the six months ended August 3, 2019 was $3,671, which consisted of a net loss of $5,988, impacted by non-cash items of $4,986 and cash used in working capital of $2,669. Net cash used in working capital primarily resulted from a cash outflow of $6,478 in inventories primarily due to the seasonality of inventory receipts, offset by cash inflow in accounts payable and accrued expenses of $4,953 primarily due to the timing of payments to vendors.

Net cash used in operating activities during the six months ended August 4, 2018 was $13,436, which consisted of a net loss of $9,459, impacted by non-cash items of $4,781 and cash provided by working capital of $8,758. Net cash used in working capital primarily resulted from a cash outflow of $12,695 in inventories primarily due to an earlier receipt of inventory for the fall season and the planned product returns from exited wholesale partners, and cash outflow of $2,239 in receivables, net, offset by a cash inflow in accounts payable and accrued expenses of $5,973 primarily due to the timing of payments to vendors.

Investing Activities

	Six Months Ended
(in thousands)	August 3, 2019	August 4, 2018
Investing activities
Payments for capital expenditures	$(1,470)	$(1,026)
Net cash used in investing activities	$(1,470)	$(1,026)

Net cash used in investing activities of $1,470 during the six months ended August 3, 2019 represents capital expenditures primarily related to the investment in our retail store build-outs, including leasehold improvements and store fixtures.

Net cash used in investing activities of $1,026 during the six months ended August 4, 2018 represents capital expenditures primarily related to the investment in our retail store build-outs, including leasehold improvements and store fixtures.

Financing Activities

	Six Months Ended
(in thousands)	August 3, 2019	August 4, 2018
Financing activities
Net proceeds from borrowings under the Revolving Credit Facilities	6,946	18,500
Repayment of borrowings under the Term Loan Facilities	(1,375)	(4,000)
Tax withholdings related to restricted stock vesting	(321)	—
Proceeds from stock option exercises, restricted stock vesting, and issuance of common stock under employee stock purchase plan	1	—
Financing fees	(1)	(90)
Net cash provided by financing activities	$5,250	$14,410

Net cash provided by financing activities was $5,250 during the six months ended August 3, 2019, primarily consisting of $6,946 of net proceeds from borrowings under our Revolving Credit Facility, partly offset by $1,375 of payments under the Term Loan Facility.

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

The 2018 Term Loan Facility contains a requirement that Vince, LLC maintain a Consolidated Fixed Charge Coverage Ratio (as defined in the credit agreement for the 2018 Term Loan Facility) as of the last day of any period of four fiscal quarters not to exceed 0.85:1.00 for the fiscal quarter ended November 3, 2018, 1.00:1.00 for the fiscal quarter ended February 2, 2019, 1.20:1.00 for the fiscal quarter ended May 4, 2019, 1.35:1.00 for the fiscal quarter ending August 3, 2019, 1.50:1.00 for the fiscal quarters ending November 2, 2019 and February 1, 2020 and 1.75:1.00 for the fiscal quarter ending May 2, 2020 and each fiscal quarter thereafter. In addition, the 2018 Term Loan Facility contains customary representations and warranties, other covenants, and events of default, including but not limited to, covenants with respect to limitations on the incurrence of additional indebtedness, liens, burdensome agreements, guarantees, investments, loans, asset sales, mergers, acquisitions, prepayment of other debt, the repurchase of capital stock, transactions with affiliates, and the ability to change the nature of the Company’s business or its fiscal year, and distributions and dividends. The 2018 Term Loan Facility generally permits dividends to the extent that no default or event of default is continuing or would result from a contemplated dividend, so long as (i) after giving pro forma effect to the contemplated dividend and for the following six months Excess Availability will be at least the greater of 20.0% of the Loan Cap (as defined in the credit agreement for the 2018 Term Loan Facility) and $10,000, (ii) after giving pro forma effect to the contemplated dividend, the Consolidated Fixed Charge Coverage Ratio for the 12 months preceding such dividend will be greater than or equal to 1.0 to 1.0 (provided that the Consolidated Fixed Charge Coverage Ratio may be less than 1.0 to 1.0 if, after giving pro forma effect to the contemplated dividend, Excess Availability for the six fiscal months following the dividend is at least the greater of 25.0% of the Loan Cap and $12,500), and (iii) the pro forma Fixed Charge Coverage Ratio after giving effect to such contemplated dividend is no less than the minimum Consolidated Fixed Charge Coverage Ratio for such quarter. In addition, the 2018 Term Loan Facility is subject to a Borrowing Base (as defined in the credit agreement of the 2018 Term Loan Facility) which can, under certain conditions, result in the imposition of a reserve under the 2018 Revolving Credit Facility. As of August 3, 2019, the Company was in compliance with applicable covenants.

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

Through August 3, 2019, on an inception to date basis, the Company had made repayments totaling $1,375 in the aggregate on the 2018 Term Loan Facility with all of such repayments made during the six months ended August 3, 2019. As of August 3, 2019, the Company had $26,125 of debt outstanding under the 2018 Term Loan Facility.

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

The 2018 Revolving Credit Facility contains representations and warranties, other covenants and events of default that are customary for this type of financing, including covenants with respect to limitations on the incurrence of additional indebtedness, liens, burdensome agreements, guarantees, investments, loans, asset sales, mergers, acquisitions, prepayment of other debt, the repurchase of capital stock, transactions with affiliates, and the ability to change the nature of the Company’s business or its fiscal year. The 2018 Revolving Credit Facility generally permits dividends in the absence of any event of default (including any event of default arising from a contemplated dividend), so long as (i) after giving pro forma effect to the contemplated dividend and for the following six months Excess Availability will be at least the greater of 20.0% of the Loan Cap and $10 million and (ii) after giving pro forma effect to the contemplated dividend, the Consolidated Fixed Charge Coverage Ratio for the 12 months preceding such dividend will be greater than or equal to 1.0 to 1.0 (provided that the Consolidated Fixed Charge Coverage Ratio may be less than 1.0 to 1.0 if, after giving pro forma effect to the contemplated dividend, Excess Availability for the six fiscal months following the dividend is at least the greater of 25.0% of the Loan Cap and $12,500). As of August 3, 2019, the Company was in compliance with applicable covenants.

As of August 3, 2019, $33,892 was available under the 2018 Revolving Credit Facility, net of the loan cap, and there were $25,962 of borrowings outstanding and $5,893 of letters of credit outstanding under the 2018 Revolving Credit Facility. The weighted average interest rate for borrowings outstanding under the 2018 Revolving Credit Facility as of August 3, 2019 was 3.8%.

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

A summary of our critical accounting policies is included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2018 Annual Report on Form 10-K. As of August 3, 2019, there have been no material changes to the critical accounting policies contained therein except for the adoption of ASC Topic 842, “Leases”. See Note 9 “Leases” to the condensed consolidated financial statements in this Form 10-Q for additional information.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of August 3, 2019.

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

Changes in Internal Control over Financial Reporting

There were no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended August 3, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
•

imposition of increased duties, taxes, tariffs (including, but not limited to, the current U.S. Administration's tariffs on products manufactured in China and China's retaliatory tariffs on certain products sourced from the U.S. as described below) and other charges on imports;

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

To date, the current U.S. Administration has imposed, and continues to propose to impose, additional tariffs to all imports from China, which tariff lines include products we manufacture. We continue to evaluate the known and potential impact of these effective and proposed tariffs and any other recent changes in foreign trade policy on our supply chain, costs, sales and profitability. We have implemented certain strategies to mitigate such impact, including accelerating shipments, reviewing sourcing options and working with our suppliers, and are continuing to evaluate mitigation options, including strategically increasing prices of some of our products. While it is too early to predict how these changes in foreign trade policy and any recently enacted, proposed and future tariffs on products imported by us from China will affect our business, these changes could significantly increase our production costs and negatively impact our business and results of operations. In addition, while we may be able to shift our sourcing options, executing such a shift would be time consuming and would be difficult or impracticable for many products and may result in an increase in our manufacturing costs and/or may negatively impact the quality of our products.  If our production costs increase, we may also be forced to raise the prices of our products, which could in turn negatively impact the demand for our products.  Further, we are not at this time able to predict the impact of the potential adoption and expansion of trade restrictions, retaliatory tariffs, or other governmental action related to tariffs or international trade agreements or policies on our customers and/or the overall U.S. economy, which in turn could adversely affect our ability to adequately forecast our business.

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

Signature	Title	Date

/s/ David Stefko David Stefko	Executive Vice President, Chief Financial Officer (as duly authorized officer and principal financial officer)	September 12, 2019