Form 10-Q
period 2019-11-02
VINCE HOLDING CORP.
filed 2019-12-12
CIK 1579157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 2, 2019

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

As of November 29, 2019, the registrant had 11,679,923 shares of common stock, $0.01 par value per share, outstanding.

VINCE HOLDING CORP. AND SUBSIDIARIES

TABLE OF CONTENTS

			Page Number
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements:		4

	a)	Unaudited Condensed Consolidated Balance Sheets at November 2, 2019 and February 2, 2019	4

	b)	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended November 2, 2019 and November 3, 2018	5

	c)	Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended November 2, 2019 and November 3, 2018	6

	d)	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended November 2, 2019 and November 3, 2018	7

	e)	Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations		20

Item 3.	Quantitative and Qualitative Disclosure About Market Risk		29

Item 4.	Controls and Procedures		29

PART II. OTHER INFORMATION			30

Item 1.	Legal Proceedings		30

Item 1A.	Risk Factors		31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds		33

Item 3.	Defaults Upon Senior Securities		33

Item 4.	Mine Safety Disclosures		33

Item 5.	Other Information		33

Item 6.	Exhibits		34

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, and any statements incorporated by reference herein, contains forward-looking statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements are indicated by words or phrases such as “may,” “will,” “should,” “believe,” “expect,” “seek,” “anticipate,” “intend,” “estimate,” “plan,” “target,” “project,” “forecast,” “envision” and other similar phrases. Although we believe the assumptions and expectations reflected in these forward-looking statements are reasonable, these assumptions and expectations may not prove to be correct and we may not achieve the results or benefits anticipated. These forward-looking statements are not guarantees of actual results, and our actual results may differ materially from those suggested in the forward-looking statements. These forward-looking statements involve a number of risks and uncertainties, some of which are beyond our control, including, without limitation: the expected effects of the acquisition of Rebecca Taylor, Inc. and Parker Holding, LLC (collectively, the “Acquired Businesses”) on Vince Holding Corp. (the “Company”); our ability to integrate the Acquired Businesses with the Company, including our ability to retain customers, suppliers and key employees; our ability to realize the benefits of our strategic initiatives; our ability to maintain our larger wholesale partners; the execution and management of our retail store growth plans; our ability to make lease payments when due; our ability to expand our product offerings into new product categories, including the ability to find suitable licensing partners; our ability to comply with the obligations under our credit facilities; our ability to continue having the liquidity necessary to service our debt, meet contractual payment obligations, and fund our operations; our ability to remediate the identified material weakness in our internal control over financial reporting; our ability to optimize our systems, processes and functions; our ability to mitigate system security risk issues, such as cyber or malware attacks, as well as other major system failures; our ability to comply with privacy-related obligations; our ability to comply with domestic and international laws, regulations and orders; changes in laws and regulations; our ability to ensure the proper operation of the distribution facilities by third-party logistics providers; our ability to anticipate and/or react to changes in customer demand and attract new customers, including in connection with making inventory commitments; our ability to remain competitive in the areas of merchandise quality, price, breadth of selection and customer service; our ability to keep a strong brand image; changes in global economies and credit and financial markets; our ability to attract and retain key personnel; our ability to protect our trademarks in the U.S. and internationally; the execution and management of our international expansion, including our ability to promote our brand and merchandise outside the U.S. and find suitable partners in certain geographies; our current and future licensing arrangements; the extent of our foreign sourcing; fluctuations in the price, availability and quality of raw materials; commodity, raw material and other cost increases; our reliance on independent manufacturers; seasonal and quarterly variations in our revenue and income; further impairment of our goodwill and indefinite-lived intangible assets; competition; tax matters; and other factors as set forth from time to time in our Securities and Exchange Commission filings, including those described in this report on Form 10-Q and our 2018 Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 12, 2019 (the “2018 Annual Report on Form 10-K”) under the heading “Item 1A—Risk Factors.” We intend these forward-looking statements to speak only as of the time of this report on Form 10-Q and do not undertake to update or revise them as more information becomes available, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data, unaudited)

	November 2,	February 2,
	2019	2019
Assets
Current assets:
Cash and cash equivalents	$524	$118
Trade receivables, net	32,246	28,896
Inventories, net	57,749	53,271
Prepaid expenses and other current assets	8,161	6,317
Total current assets	98,680	88,602
Property and equipment, net	22,905	25,156
Operating lease right-of-use assets, net	82,655	—
Intangible assets, net	76,052	76,501
Goodwill	41,435	41,435
Deferred income taxes	203	203
Other assets	2,992	3,034
Total assets	$324,922	$234,931

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$29,057	$28,787
Accrued salaries and employee benefits	6,906	5,510
Other accrued expenses	10,900	8,535
Short-term lease liabilities	16,716	—
Current portion of long-term debt	2,750	2,750
Total current liabilities	66,329	45,582
Long-term debt	43,469	42,340
Deferred rent	—	14,636
Long-term lease liabilities	80,157	—
Other liabilities	58,273	58,273

Commitments and contingencies (Note 8)

Stockholders' equity:
Common stock at $0.01 par value (100,000,000 shares authorized, 11,679,923 and 11,622,994 shares issued and outstanding at November 2, 2019 and February 2, 2019, respectively)	117	116
Additional paid-in capital	1,115,884	1,114,695
Accumulated deficit	(1,039,253)	(1,040,646)
Accumulated other comprehensive loss	(54)	(65)
Total stockholders' equity	76,694	74,100
Total liabilities and stockholders' equity	$324,922	$234,931

See notes to unaudited condensed consolidated financial statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except share and per share data, unaudited)

	Three Months Ended		Nine Months Ended
	November 2,	November 3,	November 2,	November 3,
	2019	2018	2019	2018
Net sales	$86,404	$83,526	$212,877	$201,168
Cost of products sold	42,862	42,709	106,353	107,096
Gross profit	43,542	40,817	106,524	94,072
Selling, general and administrative expenses	34,486	31,850	101,253	91,893
Income from operations	9,056	8,967	5,271	2,179
Interest expense, net	1,051	2,154	3,075	4,740
Other expense, net	—	78	108	87
Income (loss) before income taxes	8,005	6,735	2,088	(2,648)
Provision (benefit) for income taxes	35	(30)	106	46
Net income (loss)	$7,970	$6,765	$1,982	$(2,694)
Other comprehensive income:
Foreign currency translation adjustments	11	—	11	—
Comprehensive income (loss)	$7,981	$6,765	$1,993	$(2,694)
Earnings (loss) per share:
Basic earnings (loss) per share	$0.68	$0.58	$0.17	$(0.23)
Diluted earnings (loss) per share	$0.67	$0.57	$0.17	$(0.23)
Weighted average shares outstanding:
Basic	11,679,380	11,621,012	11,660,710	11,619,059
Diluted	11,967,757	11,847,606	11,885,004	11,619,059

See notes to unaudited condensed consolidated financial statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data, unaudited)

	Common Stock
	Number of Shares Outstanding	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of February 2, 2019	11,622,994	$116	$1,114,695	$(1,040,646)	$(65)	$74,100
Comprehensive loss:
Net loss	—	—	—	(6,976)	—	(6,976)
Share-based compensation expense	—	—	427	—	—	427
Cumulative effect of accounting change from adoption of ASU 2016-02	—	—	—	(589)	—	(589)
Restricted stock unit vestings	64,572	1	—	—	—	1
Tax withholdings related to restricted stock vesting	(23,066)	—	(301)	—	—	(301)
Balance as of May 4, 2019	11,664,500	$117	$1,114,821	$(1,048,211)	$(65)	$66,662
Comprehensive Income:
Net Income	—	—	—	988	—	988
Share-based compensation expense	—	—	527	—	—	527
Restricted stock unit vestings	15,346	—	—	—	—	—
Tax withholdings related to restricted stock vesting	(1,443)	—	(20)	—	—	(20)
Balance as of August 3, 2019	11,678,403	$117	$1,115,328	$(1,047,223)	$(65)	$68,157
Comprehensive income:
Net income	—	—	—	7,970	—	7,970
Share-based compensation expense	—	—	533	—	—	533
Issuance of common stock related to ESPP	1,520	—	23	—	—	23
Foreign currency translation adjustments	—	—	—	—	11	11
Balance as of November 2, 2019	11,679,923	$117	$1,115,884	$(1,039,253)	$(54)	$76,694

	Common Stock
	Number of Shares Outstanding	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of February 3, 2018	11,616,500	$116	$1,113,342	$(1,038,624)	$(65)	$74,769
Comprehensive loss:
Net loss	—	—	—	(5,637)	—	(5,637)
Share-based compensation expense	—	—	196	—	—	196
Balance as of May 5, 2018	11,616,500	$116	$1,113,538	$(1,044,261)	$(65)	$69,328
Comprehensive loss:
Net loss	—	—	—	(3,822)	—	(3,822)
Share-based compensation expense	—	—	395	—	—	395
Balance as of August 4, 2018	11,616,500	$116	$1,113,933	$(1,048,083)	$(65)	$65,901
Comprehensive income:
Net income	—	—	—	6,765	—	6,765
Share-based compensation expense	—	—	352	—	—	352
Balance as of November 3, 2018	11,616,500	$116	$1,114,285	$(1,041,318)	$(65)	$73,018

See notes to unaudited condensed consolidated financial statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands, unaudited)

	Nine Months Ended
	November 2, 2019	November 3, 2018
Operating activities
Net income (loss)	$1,982	$(2,694)
Add (deduct) items not affecting operating cash flows:
Depreciation and amortization	5,535	6,117
Loss on disposal of property and equipment	21	280
Deferred rent	—	(885)
Share-based compensation expense	1,487	945
Loss on debt extinguishment	—	816
Amortization of deferred financing cost	419	517
Changes in assets and liabilities:
Receivables, net	(3,351)	(11,563)
Inventories	(4,472)	(12,594)
Prepaid expenses and other current assets	(1,854)	580
Accounts payable and accrued expenses	3,991	5,649
Other assets and liabilities	(940)	97
Net cash provided by (used in) operating activities	2,818	(12,735)
Investing activities
Payments for capital expenditures	(2,963)	(2,303)
Net cash used in investing activities	(2,963)	(2,303)
Financing activities
Net proceeds from borrowings under the Revolving Credit Facilities	2,901	18,600
Proceeds from borrowings under the Term Loan Facilities	—	27,500
Repayment of borrowings under the Term Loan Facilities	(2,063)	(33,000)
Tax withholdings related to restricted stock vesting	(321)	—
Proceeds from stock option exercises, restricted stock vesting, and issuance of common stock under employee stock purchase plan	24	—
Financing fees	(8)	(2,447)
Net cash provided by financing activities	533	10,653
Increase (decrease) in cash, cash equivalents, and restricted cash	388	(4,385)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	7	—
Cash, cash equivalents, and restricted cash, beginning of period	129	5,445
Cash, cash equivalents, and restricted cash, end of period	524	1,060
Less: restricted cash at end of period	—	10
Cash and cash equivalents per balance sheet at end of period	$524	$1,050

Supplemental Disclosures of Cash Flow Information
Cash payments on Tax Receivable Agreement obligation	$—	$351
Cash payments for interest	2,652	3,480
Cash payments for income taxes, net of refunds	105	(1)
Supplemental Disclosures of Non-Cash Investing and Financing Activities
Capital expenditures in accounts payable and accrued liabilities	127	234

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

(A) Description of Business: Established in 2002 and designed in Los Angeles, Vince creates elevated yet understated pieces for every day. The collections are inspired by the brand’s California origins and embody a feeling of warmth and effortless style. Vince designs uncomplicated yet refined pieces that approach dressing with a sense of ease.  Known for a range of luxury products, Vince offers women’s and men’s ready-to-wear, shoes, home, fragrance, and handbags. Vince products are sold in prestige locations worldwide. The Company reaches its customers through a variety of channels, specifically through major wholesale department stores and specialty stores in the United States (“U.S.”) and select international markets, as well as through the Company’s branded retail locations, the Company’s e-commerce site, vince.com, and the Company’s subscription business, Vince Unfold. The Company designs products in the U.S. and sources the vast majority of products from contract manufacturers outside the U.S., primarily in Asia. Products are manufactured to meet the Company’s product specifications and labor standards. The Company acquired 100% of the equity interests of Rebecca Taylor, Inc. and Parker Holding, LLC from Contemporary Lifestyle Group, LLC on November 3, 2019. See “Note 12 Subsequent Events” for additional information.

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

The condensed consolidated financial statements include the Company’s accounts and the accounts of the Company’s wholly-owned subsidiaries as of November 2, 2019. All intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) and disclosures necessary for a fair statement. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or the fiscal year as a whole.

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

Revenue associated with gift cards is recognized upon redemption and unredeemed balances are considered contract liability and recorded within other accrued expenses, which are subject to escheatment within the jurisdictions in which it operates. As of November 2, 2019 and February 2, 2019, contract liability was $1,357 and $1,361, respectively.  For the three and nine months ended November 2, 2019, the Company recognized $54 and $ 250 of revenue that was previously included in contract liability as of February 2, 2019.

Note 2. Goodwill and Intangible Assets

Net goodwill balances and changes therein by segment were as follows:

(in thousands)	Wholesale	Direct-to-consumer	Total Net Goodwill
Balance as of November 2, 2019	$41,435	$—	$41,435
Balance as of February 2, 2019	$41,435	$—	$41,435

The total carrying amount of goodwill for all periods presented was net of accumulated impairments of $69,253.

The following tables present a summary of identifiable intangible assets:

(in thousands)	Gross Amount	Accumulated Amortization	Accumulated Impairments	Net Book Value
Balance as of November 2, 2019
Amortizable intangible assets:
Customer relationships	$11,970	$(7,018)	$—	$4,952
Indefinite-lived intangible asset:
Tradename	101,850	—	(30,750)	71,100
Total intangible assets	$113,820	$(7,018)	$(30,750)	$76,052

(in thousands)	Gross Amount	Accumulated Amortization	Accumulated Impairments	Net Book Value
Balance as of February 2, 2019
Amortizable intangible assets:
Customer relationships	$11,970	$(6,569)	$—	$5,401
Indefinite-lived intangible asset:
Tradename	101,850	—	(30,750)	71,100
Total intangible assets	$113,820	$(6,569)	$(30,750)	$76,501

Amortization of identifiable intangible assets was $150 and $150 for the three months ended November 2, 2019 and November 3, 2018, respectively and $449 and $449 for the nine months ended November 2, 2019 and November 3, 2018, respectively. The estimated amortization expense for identifiable intangible assets is $598 for each fiscal year for the next five fiscal years.

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

The Company did not have any non-financial assets or non-financial liabilities recognized at fair value on a recurring basis at November 2, 2019 or February 2, 2019. At November 2, 2019 and February 2, 2019, the Company believes that the carrying value of cash and cash equivalents, receivables and accounts payable approximates fair value, due to the short-term maturity of these instruments. The Company’s debt obligations with a carrying value of $47,354 as of November 2, 2019 are at variable interest rates. The carrying value of the Company’s 2018 Revolving Credit Facility (as defined below) approximates fair value as the stated interest rate approximates market rates currently available to the Company, which are considered Level 2 inputs. The fair value of the Company’s 2018 Term Loan Facility (as defined below) was approximately $25,000 as of November 2, 2019 based upon an estimated market value calculation that factors principal, time to maturity, interest rate, and current cost of debt, which is considered a Level 3 input.

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

Note 4. Long-Term Debt and Financing Arrangements

Long-term debt consisted of the following:

	November 2,	February 2,
(in thousands)	2019	2019
Term Loan Facilities	$25,437	$27,500
Revolving Credit Facilities	21,917	19,016
Total debt principal	47,354	46,516
Less: current portion of long-term debt	2,750	2,750
Less: deferred financing costs	1,135	1,426
Total long-term debt	$43,469	$42,340

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

The 2018 Term Loan Facility contains a requirement that Vince, LLC maintain a Consolidated Fixed Charge Coverage Ratio (as defined in the credit agreement for the 2018 Term Loan Facility) as of the last day of any period of four fiscal quarters not to exceed 0.85:1.00 for the fiscal quarter ended November 3, 2018, 1.00:1.00 for the fiscal quarter ended February 2, 2019, 1.20:1.00 for the fiscal quarter ended May 4, 2019, 1.35:1.00 for the fiscal quarter ending August 3, 2019, 1.50:1.00 for the fiscal quarters ending November 2, 2019 and February 1, 2020 and 1.75:1.00 for the fiscal quarter ending May 2, 2020 and each fiscal quarter thereafter. In addition, the 2018 Term Loan Facility contains customary representations and warranties, other covenants, and events of default, including but not limited to, covenants with respect to limitations on the incurrence of additional indebtedness, liens, burdensome agreements, guarantees, investments, loans, asset sales, mergers, acquisitions, prepayment of other debt, the repurchase of capital stock, transactions with affiliates, and the ability to change the nature of the Company’s business or its fiscal year, and distributions and dividends. The 2018 Term Loan Facility generally permits dividends to the extent that no default or event of default is continuing or would result from a contemplated dividend, so long as (i) after giving pro forma effect to the contemplated dividend and for the following six months Excess Availability will be at least the greater of 20.0% of the Loan Cap (as defined in the credit agreement for the 2018 Term Loan Facility) and $10,000, (ii) after giving pro forma effect to the contemplated dividend, the Consolidated Fixed Charge Coverage Ratio for the 12 months preceding such dividend will be greater than or equal to 1.0 to 1.0 (provided that the Consolidated Fixed Charge Coverage Ratio may be less than 1.0 to 1.0 if, after giving pro forma effect to the contemplated dividend, Excess Availability for the six fiscal months following the dividend is at least the greater of 25.0% of the Loan Cap and $12,500), and (iii) the pro forma Fixed Charge Coverage Ratio after giving effect to such contemplated dividend is no less than the minimum Consolidated Fixed Charge Coverage Ratio for such quarter. In addition, the 2018 Term Loan Facility is subject to a Borrowing Base (as defined in the credit agreement of the 2018 Term Loan Facility) which can, under certain conditions, result in the imposition of a reserve under the 2018 Revolving Credit Facility. As of November 2, 2019, the Company was in compliance with applicable covenants.

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

Through November 2, 2019, on an inception to date basis, the Company had made repayments totaling $2,063 in the aggregate on the 2018 Term Loan Facility with all of such repayments made during the nine months ended November 2, 2019. As of November 2, 2019, the Company had $25,437 of debt outstanding under the 2018 Term Loan Facility.

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

The 2018 Revolving Credit Facility contains representations and warranties, other covenants and events of default that are customary for this type of financing, including covenants with respect to limitations on the incurrence of additional indebtedness, liens, burdensome agreements, guarantees, investments, loans, asset sales, mergers, acquisitions, prepayment of other debt, the repurchase of capital stock, transactions with affiliates, and the ability to change the nature of the Company’s business or its fiscal year. The 2018 Revolving Credit Facility generally permits dividends in the absence of any event of default (including any event of default arising from a contemplated dividend), so long as (i) after giving pro forma effect to the contemplated dividend and for the following six months Excess Availability will be at least the greater of 20.0% of the Loan Cap and $10 million and (ii) after giving pro forma effect to the contemplated dividend, the Consolidated Fixed Charge Coverage Ratio for the 12 months preceding such dividend will be greater than or equal to 1.0 to 1.0 (provided that the Consolidated Fixed Charge Coverage Ratio may be less than 1.0 to 1.0 if, after giving pro forma effect to the contemplated dividend, Excess Availability for the six fiscal months following the dividend is at least the greater of 25.0% of the Loan Cap and $12,500). As of November 2, 2019, the Company was in compliance with applicable covenants.

On November 1, 2019, Vince, LLC entered into First Amendment (the “First Revolver Amendment”) to the 2018 Revolving Credit Facility, which provides the borrower the ability to elect the Daily LIBOR Rate in lieu of the Base Rate to be applied to the borrowings upon applicable notice.  The “Daily LIBOR Rate” means a rate equal to the Adjusted LIBOR Rate in effect on such day for deposits for a one day period, provided that, upon notice and not more than once every 90 days, such rate may be substituted for a one week or one month period for the Adjusted LIBOR Rate for a one day period.

On November 4, 2019, Vince, LLC entered into the Second Amendment (the “Second Revolver Amendment”) to the credit agreement of the 2018 Revolving Credit Facility. See Note 12 “Subsequent Events” for additional information.

As of November 2, 2019, $52,169 was available under the 2018 Revolving Credit Facility, net of the loan cap, and there were $21,944 of borrowings outstanding and $5,887 of letters of credit outstanding under the 2018 Revolving Credit Facility. The weighted average interest rate for borrowings outstanding under the 2018 Revolving Credit Facility as of November 2, 2019 was 3.6%.

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

Note 5. Inventory

Inventories consisted of finished goods. As of November 2, 2019 and February 2, 2019, finished goods, net of reserves were $57,749 and $53,271, respectively.

Note 6. Share-Based Compensation

Employee Stock Plans

Vince 2013 Incentive Plan

In connection with the IPO, the Company adopted the Vince 2013 Incentive Plan, which provides for grants of stock options, stock appreciation rights, restricted stock and other stock-based awards. In May 2018, the Company filed a Registration Statement on Form S-8 to register an additional 660,000 shares of common stock available for issuance under the Vince 2013 Incentive Plan. The aggregate number of shares of common stock which may be issued or used for reference purposes under the Vince 2013 Incentive Plan or with respect to which awards may be granted may not exceed 1,000,000 shares. The shares available for issuance under the Vince 2013 Incentive Plan may be, in whole or in part, either authorized and unissued shares of the Company’s common stock or shares of common stock held in or acquired for the Company’s treasury. In general, if awards under the Vince 2013 Incentive Plan are cancelled for any reason, or expire or terminate unexercised, the shares covered by such award may again be available for the grant of awards under the Vince 2013 Incentive Plan. As of November 2, 2019, there were 257,934 shares under the Vince 2013 Incentive Plan available for future grants. Options granted pursuant to the Vince 2013 Incentive Plan typically vest in equal installments over four years, subject to the employees’ continued employment and expire on the earlier of the tenth anniversary of the grant date or upon termination as outlined in the Vince 2013 Incentive Plan. Restricted stock units (“RSUs”) granted vest in equal installments over a three-year period or vest in equal installments over four years, subject to the employees’ continued employment, except for RSUs issued under the exchange offer described below.

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

Employee Stock Purchase Plan

The Company maintains an employee stock purchase plan (“ESPP”) for its employees. Under the ESPP, all eligible employees may contribute up to 10% of their base compensation, up to a maximum contribution of $10 per year. The purchase price of the stock is 90% of the fair market value, with purchases executed on a quarterly basis. The plan is defined as compensatory, and accordingly, a charge for compensation expense is recorded to selling, general and administrative expense for the difference between the fair market value and the discounted purchase price of the Company’s Stock. During the nine months ended November 2, 2019, 1,520 shares of common stock were issued under the ESPP. During the nine months ended November 3, 2018, no shares of common stock were issued under the ESPP. As of November 2, 2019, there were 91,805 shares available for future issuance under the ESPP.

Stock Options

A summary of stock option activity for both employees and non-employees for the nine months ended November 2, 2019 is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at February 2, 2019	204	$31.71	6.7	$—
Granted	—	$—
Exercised	—	$—
Forfeited or expired	(29)	$38.77
Outstanding at November 2, 2019	175	$38.87	5.9	$—

Vested and exercisable at November 2, 2019	175	$38.87	5.9	$—

All outstanding shares were vested at November 2, 2019.

Restricted Stock Units

A summary of restricted stock unit activity for the nine months ended November 2, 2019 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested restricted stock units at February 2, 2019	504,230	$9.19
Granted	266,073	$14.25
Vested	(79,918)	$10.19
Forfeited	(14,187)	$11.22
Non-vested restricted stock units at November 2, 2019	676,198	$11.02

Share-Based Compensation Expense

The Company recognized share-based compensation expense of $533 and $352, including expense of $49 and $43, respectively, related to non-employees, during the three months ended November 2, 2019 and November 3, 2018, respectively. The Company recognized share-based compensation expense of $1,487 and $945, including expense of $131 and $114 respectively, related to non-employees, during the nine months ended November 2, 2019 and November 3, 2018, respectively.

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

The following is a reconciliation of weighted average basic shares to weighted average diluted shares outstanding:

	Three Months Ended		Nine Months Ended
	November 2,	November 3,	November 2,	November 3,
	2019	2018	2019	2018
Weighted-average shares—basic	11,679,380	11,621,012	11,660,710	11,619,059
Effect of dilutive equity securities	288,377	226,594	224,294	—
Weighted-average shares—diluted	11,967,757	11,847,606	11,885,004	11,619,059

Because the Company incurred a net loss for the nine months ended November 3, 2018, weighted-average basic shares and weighted-average diluted shares outstanding are equal for the period.

For the three months ended November 2, 2019 and November 3, 2018, 16,762 and 2,466 weighted average shares of share-based compensation were excluded from the computation of weighted average shares for diluted earnings per share, as their effect would have been anti-dilutive.

For the nine months ended November 2, 2019, 15,525 weighted average shares of share-based compensation were excluded from the computation of weighted average shares for diluted earnings per share, as their effect would have been anti-dilutive.

Note 8. Commitments and Contingencies

Litigation

On September 7, 2018, a complaint was filed in the United States District Court for the Eastern District of New York by certain stockholders (collectively, the “Plaintiff”), naming the Company as well as Brendan Hoffman, the Company’s Chief Executive Officer, David Stefko, the Company’s Executive Vice President, Chief Financial Officer, one of the Company’s directors, certain of the Company’s former officers and directors, and Sun Capital Partners, Inc. and certain of its affiliates, as defendants. The complaint generally alleges that the Company and the named parties made false and/or misleading statements and/or failed to disclose matters relating to the transition of the Company’s ERP systems from Kellwood. The complaint brings causes of action for violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated under the Exchange Act against the Company and the named parties and for violations of Section 20(a) of the Exchange Act against the individual parties, Sun Capital Partners, Inc. and its affiliates.  The complaint seeks unspecified monetary damages and unspecified costs and fees. On January 28, 2019, in response to our motion to dismiss the original complaint, the Plaintiff filed an amended complaint, naming the same defendants as parties and asserting the same causes of action as those stated in the original complaint. On October 4, 2019, an individual stockholder filed a complaint marked as a related suit to the amended complaint, containing substantially identical allegations and claims against the same defendant parties.

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

On September 6, 2019, Vince, LLC received a favorable judgment from the second instance court in the People’s Republic of China in connection with a trademark infringement case. The judgment awarded Vince, LLC approximately $700 in damages and fees, net of applicable taxes, which was included in general and administrative expense in the accompanying condensed consolidated statement of operations and comprehensive income. This amount was subsequently paid in full to Vince, LLC by the defendants in the case.

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

The Company determines if an arrangement is a lease at inception. The Company has operating leases for real estate (primarily retail stores, storage, and office spaces) which generally have initial terms of 10 years and cannot be extended or can be extended for one additional 5-year term, with the exception of a few recent leases which are on shorter terms. In general, the Company will not include renewal options in the underlying lease term unless the Company is reasonably certain to exercise the renewal option. Substantially all of our leases require a fixed annual rent, and most require the payment of additional rent if store sales exceed a negotiated amount. These percentage rent expenses are considered as variable lease costs and recognized in the condensed consolidated financial statements when incurred. In addition, the Company’s real estate leases may also require additional payments for real estate taxes and other occupancy-related costs which it considers as non-lease components. The Company did not elect the practical expedient to group lease and non-lease components as a single lease component for the operating leases. Operating lease ROU assets and operating lease liabilities are recognized based upon the present value of the future lease payments over the lease term. As the Company’s leases do not provide an implicit borrowing rate, the Company uses an estimated incremental borrowing rate based upon combination of market-based factors, such as market quoted forward yield curves and company specific factors, such as the Company’s credit rating, lease size and duration to calculate the present value. The Company does not have any finance leases.  The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The weighted-average remaining lease term and weighted-average discount rate for our operating leases are 5.8 years and 7.0% as of November 2, 2019.

Total lease cost is included in cost of sales and SG&A in the accompanying condensed consolidated statement of operations and comprehensive income and is recorded net of immaterial sublease income. Some leases have a non-cancelable lease term of less than one year and therefore, the Company has elected to exclude these short-term leases from our ROU asset and lease liabilities. Short term lease costs were immaterial for three and nine months ended November 2, 2019. The Company’s lease cost is comprised of the following:

	Three Months Ended	Nine Months Ended
	November 2,	November 2,
(in thousands)	2019	2019
Operating lease cost	$5,412	$15,801
Variable operating lease cost	149	276
Total lease cost	$5,561	$16,077

Supplemental cash flow and non-cash information related to leases is as follows:

Nine Months Ended
November 2,
(in thousands)	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$16,397
Right-of-use assets obtained in exchange for new operating lease liabilities	14,476

Subsequent to the date of adoption, during the nine months ended November 2, 2019, the Company had lease modifications which changed the lease payment from fixed to variable or reduced the monthly lease payment which reduced the ROU assets and lease liabilities by $3,409 and $3,425, respectively.

The future maturity of lease liabilities are as follows:

November 2,
(in thousands)	2019
Fiscal 2019	$5,743
Fiscal 2020	22,599
Fiscal 2021	21,278
Fiscal 2022	19,189
Fiscal 2023	17,442
Thereafter	32,472
Total lease payments	118,723
Less: Imputed interest	(21,850)
Total operating lease liabilities	$96,873

The operating lease payments do not include any renewal options as such leases are not reasonably certain of being renewed as of November 2, 2019. Further, there were no legally binding minimum lease payments of lease signed but not yet commenced.

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
•

Direct-to-consumer segment—consists of the Company’s operations to distribute products directly to the consumer through its branded full-price specialty retail stores, outlet stores, e-commerce platform, and Vince Unfold.

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

Summary information for the Company’s reportable segments is presented below.

	Three Months Ended		Nine Months Ended
	November 2,	November 3,	November 2,	November 3,
(in thousands)	2019	2018	2019	2018
Net Sales:
Wholesale	$51,102	$52,986	$121,850	$119,325
Direct-to-consumer	35,302	30,540	91,027	81,843
Total net sales	$86,404	$83,526	$212,877	$201,168
Income (loss) before income taxes:
Wholesale	$18,497	$19,031	$41,605	$35,340
Direct-to-consumer	4,133	2,702	5,225	4,354
Subtotal	22,630	21,733	46,830	39,694
Unallocated corporate expenses	(13,574)	(12,766)	(41,559)	(37,515)
Interest expense, net	1,051	2,154	3,075	4,740
Other expense (income), net	—	78	108	87
Total Income (loss) before income taxes	$8,005	$6,735	$2,088	$(2,648)

	November 2,	February 2,
(in thousands)	2019	2019
Total Assets:
Wholesale	$71,372	$67,622
Direct-to-consumer	120,578	$40,825
Unallocated corporate	132,972	$126,484
Total assets	$324,922	$234,931

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

As of November 2, 2019, the Company’s total obligation under the Tax Receivable Agreement is estimated to be $58,273, which is included as a component of Other liabilities on the condensed consolidated balance sheet. The tax benefit payment of $351, including accrued interest, with respect to the 2016 taxable year was paid in the first quarter of fiscal 2018. No additional payments are expected to be made under the Tax Receivable Agreement during fiscal year 2019. The Tax Receivable Agreement expires on December 31, 2023. The obligation was originally recorded in connection with the IPO as an adjustment to additional paid-in capital on the Company’ consolidated balance sheet.

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

During the three months ended November 2, 2019 and November 3, 2018, the Company incurred expenses of $14 and $8, respectively, under the Sun Capital Consulting Agreement. During the nine months ended November 2, 2019 and November 3, 2018, the Company incurred expenses of $56 and $31, respectively, under the Sun Capital Consulting Agreement.

Security Service Agreement

The Company has been a party to a master services agreement, and various statements of work issued pursuant thereto (collectively, the “Security Service Agreement”), with SOS Security, LLC (“SOS”), relating to permanent and temporary security services and loss prevention solutions for the Company’s retail operations, since 2016. On April 30, 2019, all outstanding interests of SOS were acquired by the affiliates of Sun Capital Partners, Inc. (collectively, “Sun Capital”).  Sun Capital subsequently signed a definitive agreement to sell SOS in November 2019.  The sale has not been completed and is subject to a number of conditions, contingencies and other uncertainties.

During the three and nine months ended November 2, 2019, the Company incurred expenses of $44 and $127 respectively, under the Security Service Agreement.

Note 12. Subsequent Events

Equity Purchase Agreement

On November 4, 2019, Vince, LLC entered into an Equity Purchase Agreement (the “Purchase Agreement”) with Contemporary Lifestyle Group, LLC (“CLG”), providing for the acquisition (the “Acquisition”) by Vince, LLC of 100% of the equity interests of Rebecca Taylor, Inc. and Parker Holding, LLC (collectively, the “Acquired Businesses”) from CLG. The Acquisition was consummated effective on November 3, 2019.

The aggregate purchase price for the Acquisition was $19,730, which amount was used to satisfy all outstanding obligations under the credit facility of the Acquired Businesses and for the payment of certain compensation expenses. The purchase price was paid in cash and funded under the 2018 Revolving Credit Facility which was upsized simultaneously with the Acquisition, as described below.

CLG was owned by affiliates of Sun Capital Partners, Inc. (collectively, “Sun Capital”).  Sun Capital beneficially owns approximately 73% of the Company’s common stock.  The Acquisition was reviewed and approved by the Special Committee of the Company’s Board of Directors, consisting solely of directors not affiliated with Sun Capital, who was represented by independent financial and legal advisors.

The Acquisition is expected to be treated for accounting purposes as a transaction by entities under common control within the scope of ASC Topic 805 “Business Combinations”. This guidance requires the retrospective combination of the entities for all periods presented as if the combination had been in effect since inception of common control.  Accordingly, the Acquisition will reflect historical balance sheet data for the Acquired Businesses instead of reflecting the fair market value of their assets and liabilities.

During the third quarter of fiscal 2019, the Company incurred $718 of costs to effect the Acquisition, which have been expensed and are included in general and administrative expense in the accompanying condensed consolidated statement of operations and comprehensive income.

Upsize of 2018 Revolving Credit Facility

On November 4, 2019, Vince, LLC entered into the Second Amendment (the “Second Revolver Amendment”) to the 2018 Revolving Credit Facility. The Second Revolver Amendment increased the aggregate commitments under the 2018 Revolving Credit Facility by $20,000 to $100,000. Pursuant to the terms of the Second Revolver Amendment, the Acquired Businesses became guarantors under the 2018 Revolving Credit Facility and jointly and severally liable for the obligations thereunder. Simultaneously, Vince, LLC entered into a Joinder Amendment to the credit agreement of the 2018 Term Loan Facility whereby the Acquired Businesses became guarantors under the 2018 Term Loan Facility and jointly and severally liable for the obligations thereunder.

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

Executive Overview

Established in 2002 and designed in Los Angeles, Vince creates elevated yet understated pieces for every day. The collections are inspired by the brand’s California origins and embody a feeling of warmth and effortless style. Vince designs uncomplicated yet refined pieces that approach dressing with a sense of ease. Known for a range of luxury products, Vince offers women’s and men’s ready-to-wear, shoes, home, fragrance, and handbags. Vince products are sold in prestige locations worldwide.

We serve our customers through a variety of channels that reinforce the Vince brand image. Our diversified channel strategy allows us to introduce our products to customers through multiple distribution points that are reported in two segments: Wholesale and Direct-to-consumer.

The following is a summary of highlights during the three months ended November 2, 2019:

•	Our net sales totaled $86,404, reflecting a 3.4% increase compared to prior year net sales of $83,526.
•	Our Wholesale net sales decreased 3.6% to $51,102 and our Direct-to-consumer net sales increased 15.6% to $35,302. Comparable sales, including e-commerce, increased 9.5% compared to last year.
•	Selling, general, and administrative expenses were $34,486, an increase of $2,636 or 8.3% compared to $31,850 in the prior year.
•	Net income for the quarter was $7,970, or $0.67 diluted earnings per share, compared to a net income of $6,765, or $0.57 diluted earnings per share, in the prior year.
•	We opened three new retail stores during the quarter.
•

As of November 2, 2019, we had $47,354 of total debt principal outstanding, comprised of $25,437 outstanding under our 2018 Term Loan Facility and $21,917 outstanding on our 2018 Revolving Credit Facility, as well as $524 of cash and cash equivalents.

Results of Operations

The following table presents, for the periods indicated, our operating results as a percentage of net sales, as well as loss per share data:

	Three Months Ended				Nine Months Ended
	November 2, 2019		November 3, 2018		November 2, 2019		November 3, 2018
		% of Net		% of Net		% of Net		% of Net
	Amount	Sales	Amount	Sales	Amount	Sales	Amount	Sales
(in thousands, except per share data, store counts and percentages)
Statements of Operations:
Net sales	$86,404	100.0%	$83,526	100.0%	$212,877	100.0%	$201,168	100.0%
Cost of products sold	42,862	49.6%	42,709	51.1%	106,353	50.0%	107,096	53.2%
Gross profit	43,542	50.4%	40,817	48.9%	106,524	50.0%	94,072	46.8%
Selling, general and administrative expenses	34,486	39.9%	31,850	38.2%	101,253	47.5%	91,893	45.7%
Income from operations	9,056	10.5%	8,967	10.7%	5,271	2.5%	2,179	1.1%
Interest expense, net	1,051	1.2%	2,154	2.6%	3,075	1.4%	4,740	2.4%
Other expense, net	—	0.0%	78	0.0%	108	0.1%	87	0.0%
Income (loss) before income taxes	8,005	9.3%	6,735	8.1%	2,088	1.0%	(2,648)	(1.3)%
Provision (benefit) for income taxes	35	0.1%	(30)	0.0%	106	0.1%	46	0.0%
Net income (loss)	$7,970	9.2%	$6,765	8.1%	$1,982	0.9%	$(2,694)	(1.3)%
Earnings (loss) per share:
Basic earnings (loss) per share	$0.68		$0.58		$0.17		$(0.23)
Diluted earnings (loss) per share	$0.67		$0.57		$0.17		$(0.23)
Other Operating and Financial Data:
Total stores at end of period	63		59		63		59
Comparable sales growth (1) (2)	9.5%		15.4%		6.1%		14.4%

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

Three Months Ended November 2, 2019 Compared to Three Months Ended November 3, 2018

Net sales for the three months ended November 2, 2019 were $86,404, increasing $2,878, or 3.4%, versus $83,526 for the three months ended November 3, 2018. Net sales by reportable segment were as follows:

	Three Months Ended
	November 2,	November 3,
(in thousands)	2019	2018
Wholesale	$51,102	$52,986
Direct-to-consumer	35,302	30,540
Total net sales	$86,404	$83,526

Net sales from our Wholesale segment decreased $1,884, or 3.6%, to $51,102 in the three months ended November 2, 2019 from $52,986 in the three months ended November 3, 2018, primarily due to lower shipments to the off-price channel, the acceleration of seasonal wholesale deliveries into the second quarter and the seasonal timing of return reserves.

Net sales from our Direct-to-consumer segment increased $4,762, or 15.6%, to $35,302 in the three months ended November 2, 2019 from $30,540 in the three months ended November 3, 2018. Comparable sales increased $2,849, or 9.5%, including e-commerce, primarily due to increase in transactions and in average dollar sale. Non-comparable sales contributed $1,913 of sales growth which includes new stores which have not completed 13 full fiscal months of operations and Vince Unfold. Since November 3, 2018, four net new stores have opened, bringing our total retail store count to 63 as of November 2, 2019, compared to 59 as of the end of the prior year period.

Gross profit increased 6.7% to $43,542 for the three months ended November 2, 2019 from $40,817 in the prior year third quarter. As a percentage of sales, gross margin was 50.4%, compared with 48.9% in the prior year third quarter. The total gross margin rate increase was primarily driven by the following factors:

•	The favorable impact of channel mix contributed approximately 140 basis points of improvement;
•	The favorable impact of year-over-year adjustments to inventory reserves contributed approximately 135 bps;
•	The favorable impact of product mix, efficiencies in the product development cycle and sourcing initiatives contributed approximately 115 basis points of improvement;
•	The unfavorable impact from an increase in the rate of sales allowances contributed negatively by approximately 140 basis points; and
•	The unfavorable impact from increase in tariffs contributed negatively by approximately 50 basis points.

Selling, general and administrative (“SG&A”) expenses for the three months ended November 2, 2019 were $34,486, increasing $2,636, or 8.3%, versus $31,850 for the three months ended November 3, 2018. SG&A expenses as a percentage of sales were 39.9% and 38.2% for the three months ended November 2, 2019 and November 3, 2018, respectively. The change in SG&A expenses compared to the prior fiscal year period was primarily due to:

•	$1,102 of increased compensation and benefits, partially due to growth in stores;
•	$718 of transaction related expenses related to the acquisitions of Rebecca Taylor, Inc. and Parker Holding, LLC;
•	$506 of increased rent and occupancy expenses primarily related to net new store openings; and
•	$295 of increased investments in our e-commerce and Vince Unfold platforms.

Income from operations by segment for the three months ended November 2, 2019 and November 3, 2018 is summarized in the following table:

	Three Months Ended
	November 2,	November 3,
(in thousands)	2019	2018
Wholesale	$18,497	$19,031
Direct-to-consumer	4,133	2,702
Subtotal	22,630	21,733
Unallocated corporate expenses	(13,574)	(12,766)
Total Income (loss) from operations	$9,056	$8,967

Operating income from our Wholesale segment decreased $534, or 2.8%, to $18,497 in the three months ended November 2, 2019 from $19,031 in the three months ended November 3, 2018 primarily driven by lower net sales as stated above.

Operating income from our Direct-to-consumer segment increased $1,431, or 53.0%, to $4,133 in the three months ended November 2, 2019 from $2,702 in the three months ended November 3, 2018 primarily due to higher net sales and gross margin, leveraging of SG&A, and lower depreciation expenses.

Unallocated corporate expenses are comprised of SG&A expenses attributable to corporate and administrative activities (such as marketing, design, finance, information technology, legal and human resources departments) and other charges that are not directly attributable to our reportable segments.

Interest expense decreased $1,103, or 51.2%, to $1,051 in the three months ended November 2, 2019 from $2,154 in the three months ended November 3, 2018 primarily due to the $816 write-off of deferred financing costs in the prior year related to the 2013 Term Loan Facility and 2013 Revolving Credit Facility.

Other (income) expense, net decreased $78 to $0 in the three months ended November 2, 2019 from $78 in the three months ended November 3, 2018.

Provision for income taxes for the three months ended November 2, 2019 was $35 as compared to $30 for the three months ended November 3, 2018. Our effective tax rate for the three months ended November 2, 2019 and November 3, 2018 was 0.4% and 0.4%, respectively. The effective tax rate for the three months ended November 2, 2019 and November 3, 2018 differed from the U.S. statutory rate of 21% primarily due to the impact of the valuation allowance established against our deferred tax assets partly offset by state and foreign taxes.

Nine Months Ended November 2, 2019 Compared to Nine Months Ended November 3, 2018

Net sales for the nine months ended November 2, 2019 were $212,877, increased $11,709, or 5.8%, versus $201,168 for the nine months ended November 3, 2018. Net sales by reportable segment were as follows:

	Nine Months Ended
	November 2,	November 3,
(in thousands)	2019	2018
Wholesale	$121,850	$119,325
Direct-to-consumer	91,027	81,843
Total net sales	$212,877	$201,168

Net sales from our Wholesale segment increased $2,525, or 2.1%, to $121,850 in the nine months ended November 2, 2019 from $119,325 in the nine months ended November 3, 2018, primarily due to higher full price shipments.

Net sales from our Direct-to-consumer segment increased $9,184, or 11.2%, to $91,027 in the nine months ended November 2, 2019 from $81,843 in the nine months ended November 3, 2018. Comparable sales increased $4,848, or 6.1%, including e-commerce, primarily due to increase in transactions and in average dollar sale. Non-comparable sales contributed $4,336 of sales growth which includes new stores which have not completed 13 full fiscal months of operations and Vince Unfold. Since November 3, 2018, four net new stores have opened, bringing our total retail store count to 63 as of November 2, 2019, compared to 59 as of the end of the prior year period.

Gross profit increased 13.2% to $106,524 for the nine months ended November 2, 2019 from $94,072 in the same prior year period. As a percentage of sales, gross margin was 50.0%, compared with 46.8% in the same prior year period. The total gross margin rate increase was primarily driven by the following factors:

•	The favorable impact of product mix, efficiencies in the product development cycle and sourcing initiatives contributed approximately 240 basis points of improvement;
•	The favorable impact from year-over-year adjustments to inventory reserves contributed approximately 200 basis points; and
•	The unfavorable impact from an increase in the rate of sales allowances contributed negatively by approximately 110 basis points.

Selling, general and administrative (“SG&A”) expenses for the nine months ended November 2, 2019 were $101,253, increasing $9,360, or 10.2%, versus $91,893 for the nine months ended November 3, 2018. SG&A expenses as a percentage of sales were 47.5% and 45.7% for the nine months ended November 2, 2019 and November 3, 2018, respectively. The change in SG&A expenses compared to the prior fiscal year period was primarily due to:

•	$3,603 of increased compensation and benefits, partially due to growth in stores;
•	$1,350 of strategic consulting costs;
•	$1,211 of increased marketing investments;
•	$1,167 of increased investments in our e-commerce and Vince Unfold platforms;
•	$1,085 of increased rent and occupancy expenses primarily related to net new store openings; and
•	$718 of transaction costs related to the acquisitions of Rebecca Taylor Inc. and Parker Holding, LLC.

Income from operations by segment for the nine months ended November 2, 2019 and November 3, 2018 is summarized in the following table:

	Nine Months Ended
	November 2,	November 3,
(in thousands)	2019	2018
Wholesale	$41,605	$35,340
Direct-to-consumer	5,225	4,354
Subtotal	46,830	39,694
Unallocated corporate expenses	(41,559)	(37,515)
Total income (loss) from operations	$5,271	$2,179

Operating income from our Wholesale segment increased $6,265, or 17.7%, to $41,605 in the nine months ended November 2, 2019 from $35,340 in the nine months ended November 3, 2018 primarily driven by higher gross margin.

Operating income from our Direct-to-consumer segment increased $871, or 20.0%, to $5,225 in the nine months ended November 2, 2019 from $4,354 in the nine months ended November 3, 2018 primarily driven by higher net sales partially offset by increased expenses associated with our investments in the Direct-to-consumer segment.

Unallocated corporate expenses are comprised of SG&A expenses attributable to corporate and administrative activities (such as marketing, design, finance, information technology, legal and human resources departments) and other charges that are not directly attributable to our reportable segments.

Interest expense decreased $1,665, or 35.1%, to $3,075 in the nine months ended November 2, 2019 from $4,740 in the nine months ended November 3, 2018 primarily due to the $816 write-off of deferred financing costs in the prior year related to the 2013 Term Loan Facility and 2013 Revolving Credit Facility, lower borrowings under the Term Loan Facilities and Revolving Credit Facilities, and lower interest rates on the borrowings.

Other (income) expense, net increased $21 to $108 in the nine months ended November 2, 2019 from $87 in the nine months ended November 3, 2018.

Provision for income taxes for the nine months ended November 2, 2019 was $106 as compared to $46 for the nine months ended November 3, 2018. Our effective tax rate for the nine months ended November 2, 2019 and November 3, 2018 was 5.1% and 1.7%, respectively. The effective tax rate for the nine months ended November 2, 2019 and November 3, 2018 differed from the U.S. statutory rate of 21%, primarily due to the impact of the valuation allowance established against our deferred tax assets partly offset by state and foreign taxes.

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

Operating Activities

	Nine Months Ended
(in thousands)	November 2, 2019	November 3, 2018
Operating activities
Net income (loss)	$1,982	$(2,694)
Add (deduct) items not affecting operating cash flows:
Depreciation and amortization	5,535	6,117
Loss on disposal of property and equipment	21	280
Deferred rent	—	(885)
Share-based compensation expense	1,487	945
Loss on debt extinguishment	—	816
Amortization of deferred financing cost	419	517
Changes in assets and liabilities:
Receivables, net	(3,351)	(11,563)
Inventories	(4,472)	(12,594)
Prepaid expenses and other current assets	(1,854)	580
Accounts payable and accrued expenses	3,991	5,649
Other assets and liabilities	(940)	97
Net cash provided by (used in) operating activities	$2,818	$(12,735)

Net cash provided by operating activities during the nine months ended November 2, 2019 was $2,818, which consisted of a net income of $1,982, impacted by non-cash items of $7,462 and cash used in working capital of $6,626. Net cash used in working capital primarily resulted from a cash outflow of $4,472 in inventories primarily due to the seasonality of inventory receipts, cash outflow of $3,351 in receivables, net primarily driven by timing of collections, offset by cash inflow in accounts payable and accrued expenses of $3,991 primarily due to the timing of payments to vendors.

Net cash used in operating activities during the nine months ended November 3, 2018 was $12,735, which consisted of a net loss of $2,694, impacted by non-cash items of $7,790 and cash used in working capital of $17,831. Net cash used in working capital primarily resulted from a cash outflow of $12,594 in inventories primarily due to the planned product returns from exited wholesale partners and reinstatement of replenishment program, and cash outflow of $11,563 in receivables, net primarily driven by timing of collections, offset by a cash inflow in accounts payable and accrued expenses of $5,649 primarily due to the timing of payments to vendors.

Investing Activities

	Nine Months Ended
(in thousands)	November 2, 2019	November 3, 2018
Investing activities
Payments for capital expenditures	$(2,963)	$(2,303)
Net cash used in investing activities	$(2,963)	$(2,303)

Net cash used in investing activities of $2,963 during the nine months ended November 2, 2019 represents capital expenditures primarily related to the investment in our retail store buildouts, including leasehold improvements and store fixtures.

Net cash used in investing activities of $2,303 during the nine months ended November 3, 2018 represents capital expenditures primarily related to the investment in our retail store buildouts, including leasehold improvements and store fixtures.

Financing Activities

	Nine Months Ended
(in thousands)	November 2, 2019	November 3, 2018
Financing activities
Net proceeds from borrowings under the Revolving Credit Facilities	2,901	18,600
Proceeds from borrowings under the Term Loan Facilities	—	27,500
Repayment of borrowings under the Term Loan Facilities	(2,063)	(33,000)
Tax withholdings related to restricted stock vesting	(321)	—
Proceeds from stock option exercises, restricted stock vesting, and issuance of common stock under employee stock purchase plan	24	—
Financing fees	(8)	(2,447)
Net cash provided by financing activities	$533	$10,653

Net cash provided by financing activities was $533 during the nine months ended November 2, 2019, primarily consisting of $2,901 of net proceeds from borrowings under our 2018 Revolving Credit Facility, partly offset by $2,063 of payments under the 2018 Term Loan Facility.

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

Through November 2, 2019, on an inception to date basis, the Company had made repayments totaling $2,063 in the aggregate on the 2018 Term Loan Facility with all of such repayments made during the nine months ended November 2, 2019. As of November 2, 2019, the Company had $25,437 of debt outstanding under the 2018 Term Loan Facility.

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

On November 1, 2019, Vince, LLC entered into First Amendment (the “First Revolver Amendment”) to the 2018 Revolving Credit Facility, which provides the borrower the ability to elect the Daily LIBOR Rate in lieu of the Base Rate to be applied to the borrowings upon applicable notice.  The “Daily LIBOR Rate” means a rate equal to the Adjusted LIBOR Rate in effect on such day for deposits for a one day period, provided that, upon notice and not more than once every 90 days, such rate may be substituted for a one week or one month period for the Adjusted LIBOR Rate for a one day period.

On November 4, 2019, Vince, LLC entered into the Second Amendment (the “Second Revolver Amendment”) to the credit agreement of the 2018 Revolving Credit Facility. See Note 12 “Subsequent Events” within the notes to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional details.

As of November 2, 2019, $52,169 was available under the 2018 Revolving Credit Facility, net of the loan cap, and there were $21,944 of borrowings outstanding and $5,887 of letters of credit outstanding under the 2018 Revolving Credit Facility. The weighted average interest rate for borrowings outstanding under the 2018 Revolving Credit Facility as of November 2, 2019 was 3.6%.

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

A summary of our critical accounting policies is included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2018 Annual Report on Form 10-K. As of November 2, 2019, there have been no material changes to the critical accounting policies contained therein except for the adoption of ASC Topic 842, “Leases”. See Note 9 “Leases” to the condensed consolidated financial statements in this Form 10-Q for additional information.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of November 2, 2019.

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

We continue to make progress on our remediation and our goal is to implement the remaining control improvements and to fully remediate this material weakness during fiscal 2019, subject to there being sufficient opportunities to conclude, through testing, that the implemented controls are operating effectively. Until the controls are remediated, we will continue to perform additional analysis, substantive testing and other post-closing procedures to ensure that our consolidated financial statements are prepared in accordance with U.S. GAAP.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On September 7, 2018, a complaint was filed in the United States District Court for the Eastern District of New York by certain stockholders (collectively, the “Plaintiff”), naming us as well as Brendan Hoffman, our Chief Executive Officer, David Stefko, our Executive Vice President, Chief Financial Officer, one of our directors, certain of our former officers and directors, and Sun Capital and certain of its affiliates, as defendants. The complaint generally alleges that we and the named parties made false and/or misleading statements and/or failed to disclose matters relating to the transition of our ERP systems from Kellwood. The complaint brings causes of action for violations of Section 10(b) of the Exchange Act, as amended and Rule 10b-5 promulgated under the Exchange Act against us and the named parties and for violations of Section 20(a) of the Exchange Act against the individual parties, Sun Capital Partners, Inc. and its affiliates.  The complaint seeks unspecified monetary damages and unspecified costs and fees. On January 28, 2019, in response to our motion to dismiss the original complaint, the Plaintiff filed an amended complaint, naming the same defendants as parties and asserting the same causes of action as those stated in the original complaint. On October 4, 2019, an individual stockholder filed a complaint marked as a related suit to the amended complaint, containing substantially identical allegations and claims against the same defendant parties.

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

On September 6, 2019, Vince, LLC received a favorable judgment from the second instance court in the People’s Republic of China in connection with a trademark infringement case.  The judgment awarded Vince, LLC approximately $700 in damages and fees, net of applicable taxes, which was included in general and administrative expense in the accompanying condensed consolidated statement of operations and comprehensive income. This amount was subsequently paid in full to Vince, LLC by the defendants in the case.

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

All dollar amounts disclosed are in thousands.

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

The acquisition of the Acquired Businesses may not be successfully integrated and may not achieve intended benefits.

We face risks associated with our strategy to grow our business through acquisitions of other brands and geographic licensees, such as our recently completed acquisition of the Acquired Businesses. The potential difficulties that we may face that could cause the results of the acquisition to not be in line with our expectations include, among others:

•	failure to implement our business plan for the combined business or to achieve anticipated revenue or profitability targets;
•	delays or difficulties in completing the integration of acquired companies or assets;
•	higher than expected costs, lower than expected cost savings and/or a need to allocate resources to manage unexpected operating difficulties;
•	unanticipated issues in integrating logistics, information and other systems;
•	unanticipated changes in applicable laws and regulations;
•	retaining key customers, suppliers and employees;
•	operating risks inherent in the acquired businesses and our business;
•	diversion of the attention and resources of management and resource constraints;
•	assumption of liabilities not identified in due diligence or other unanticipated issues, expenses and liabilities; and
•

regulatory and compliance risks, including, the impact on our internal controls and compliance with the requirements under the Sarbanes-Oxley Act of 2002, particularly upon the acquisition of historically privately held businesses such as the Acquired Businesses, which have not previously been subject to regulations applicable to the Company.

Our acquisition of the Acquired Businesses may not perform as well as initially expected, which could have a material adverse effect on our results of operations and financial condition. In addition, we are in the process of conducting the requisite testing of goodwill, brand and any other intangible assets acquired as a result of acquisitions for impairment. If such testing indicates that the carrying value of goodwill, brand or other intangible assets exceeds the related fair value, we would be required to record an impairment charge for the difference, which could have a material adverse effect on our results of operations and financial condition.

Furthermore, Contemporary Lifestyle Group, LLC, the seller of Rebecca Taylor and Parker brands, was owned by Sun Capital, which currently beneficially owns approximately 73% of the Company’s common stock. Because the acquisition was a transaction between commonly controlled entities, U.S. Generally Accepted Accounting Principles requires the retrospective combination of the entities for all periods presented as if the combination had been in effect since inception of common control. Accordingly, the acquisition will reflect historical balance sheet data for the acquired businesses instead of reflecting the fair market value of their assets and liabilities, and the financial statements reflecting the acquisition may be different from those based on an unaffiliated transaction. The acquisition was reviewed and approved by the Special Committee of the Company’s Board of Directors, consisting solely of directors not affiliated with Sun Capital, who was represented by independent financial and legal advisors.

We may continue to pursue future acquisitions as part of our growth strategy.  Any such acquisition may subject us to further risks as those described above and could have a material adverse effect on the combined businesses and impact the intended results of such acquisitions.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

2.1

Equity Purchase Agreement, dated November 4, 2019 and effective November 3, 2019, by and between Vince, LLC and Contemporary Lifestyle Group, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities Exchange Commission on November 5, 2019)

10.1

First Amendment to Credit Agreement, dated August 21, 2018, as amended, by and between Vince, LLC, as the borrower, the guarantors named therein, Citizens Bank N.A., as administrative agent and collateral agent, and other lenders from time to time party thereto

10.2

Second Amendment to Credit Agreement, dated August 21, 2018, as amended, by and between Vince, LLC, as the borrower, the guarantors named therein, Citizens Bank N.A., as administrative agent and collateral agent, and other lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities Exchange Commission on November 5, 2019)

10.3

First Amendment to Credit Agreement, dated August 21, 2018, as amended, by and between Vince, LLC, as the borrower, the guarantors named therein, Crystal Financial, LLC, as administrative agent and collateral agent, and other lenders from time to time party thereto

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

Date		Vince Holding Corp.

December 12, 2019	By:	/s/ David Stefko David Stefko Executive Vice President, Chief Financial Officer (as duly authorized officer and principal financial officer)