Form 10-K
period 2020-02-01
VINCE HOLDING CORP.
filed 2020-06-11
CIK 1579157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 1, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates as of August 3, 2019, the last day of the registrant’s most recently completed second quarter, was approximately $40.1 million based on a closing price per share of $12.90 as reported on the New York Stock Exchange on August 2, 2019. As of May 31, 2020, there were 11,772,324 shares of the registrant’s Common Stock outstanding.

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2020 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

On November 3, 2019, Vince, LLC, an indirectly wholly owned subsidiary of VHC, completed its acquisition (the “Acquisition”) of 100% of the equity interests of Rebecca Taylor, Inc. and Parker Holding, LLC (collectively, the “Acquired Businesses”) from Contemporary Lifestyle Group, LLC (“CLG”). Because the Acquisition was a transaction between commonly controlled entities, U.S. Generally Accepted Accounting Principles (“GAAP”) requires the retrospective combination of the entities for all periods presented as if the combination had been in effect since the inception of common control. Accordingly, the Company’s audited financial statements included in this Annual Report on Form 10-K (this “Annual Report”), including for the fiscal year ended February 2, 2019, reflect the retrospective combination of the entities as if the combination had been in effect since inception of common control. See Note 2 “Business Combinations” to the Consolidated Financial Statements in this Annual Report for further information.

RELIANCE OF SECURITIES AND EXCHANGE COMMISSION ORDER

The Company is relying on the Order under Section 36 of the Securities Exchange Act of 1934 Modifying Exemptions From

the Reporting and Proxy Delivery Requirements for Public Companies, dated March 25, 2020 (Release No. 34-88465) (the “Order”) to delay the filing of this Annual Report due to circumstances related to the novel coronavirus (COVID-19) pandemic as disclosed in the Company’s Current Report on Form 8-K filed with the Security Exchange Commissions (the “SEC”) on April 27, 2020. The Company was unable to file this Annual Report in a timely manner because COVID-19 caused significant disruptions to the Company’s business and operations, including furloughs of a significant portion of our corporate associates. The Company’s management and staff needed to devote significant time and attention to assess the impact of COVID-19 on the Company’s operations and financial position and to develop operational and financial plans to address those matters. As a result, the Company’s resources, which were already been significantly reduced after the furloughs, were diverted from completing certain tasks necessary to file the Annual Report in a timely manner.

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report, and any statements incorporated by reference herein, contain forward-looking statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements are indicated by words or phrases such as “may,” “will,” “should,” “believe,” “expect,” “seek,” “anticipate,” “intend,” “estimate,” “plan,” “target,” “project,” “forecast,” “envision” and other similar phrases. Although we believe the assumptions and expectations reflected in these forward-looking statements are reasonable, these assumptions and expectations may not prove to be correct and we may not achieve the results or benefits anticipated. These forward-looking statements are not guarantees of actual results, and our actual results may differ materially from those suggested in the forward-looking statements. These forward-looking statements involve a number of risks and uncertainties, some of which are beyond our control, including, without limitation: the impact of the novel coronavirus (COVID-19) pandemic on our business, results of operations and liquidity; our ability to continue having the liquidity necessary to service our debt, meet contractual payment obligations, and fund our operations; changes in global economics and credit and financial markets; the expected effects of the acquisition of the Acquired Businesses on the Company; our ability to integrate the Acquired Businesses with the Company, including our ability to retain customers, suppliers and key employees; our ability to realize the benefits of our strategic initiatives; our ability to maintain our larger wholesale partners; the loss of certain of our wholesale partners; our ability to make lease payments when due; the execution and management of our retail store growth plans; our ability to expand our product offerings into new product categories, including the ability to find suitable licensing partners; our ability to remediate the identified material weakness in our internal control over financial reporting; our ability to optimize our systems, processes and functions; our ability to mitigate system security risk issues, such as cyber or malware attacks, as well as other major system failures; our ability to comply with privacy-related obligations; our ability to comply with domestic and international laws, regulations and orders; changes in laws and regulations; our ability to ensure the proper operation of the distribution facilities by third-party logistics providers; our ability to anticipate and/or react to changes in customer demand and attract new customers, including in connection with making inventory commitments; our ability to remain competitive in the areas of merchandise quality, price, breadth of selection and customer service; our ability to keep a strong brand image; our ability to attract and retain key personnel; our ability to protect our trademarks in the U.S. and internationally; the execution and management of our international expansion, including our ability to promote our brand and merchandise outside the U.S. and find suitable partners in certain geographies; our current and future licensing arrangements; the extent of our foreign sourcing; fluctuations in the price, availability and quality of raw materials; commodity, raw material and other cost increases; our reliance on independent manufacturers; seasonal and quarterly variations in our revenue and income; further impairment of our goodwill and indefinite-lived intangible assets; competition; other tax matters; and other factors as set forth from time to time in our Securities and Exchange Commission filings, including those described in this Annual Report under the heading “Item 1A—Risk Factors.” We intend these forward-looking statements to speak only as of the date of this Annual Report and do not undertake to update or revise them as more information becomes available, except as required by law.

PART I

ITEM 1.	BUSINESS.

For purposes of this Annual Report on Form 10-K, the “Company,” “we,” “us,” and “our,” refer to Vince Holding Corp. (“VHC”) and its wholly owned subsidiaries, including Vince Intermediate Holding, LLC and Vince, LLC. References to “Kellwood” refer, as applicable, to Kellwood Holding, LLC and its consolidated subsidiaries (including Kellwood Company, LLC) or the operations of the non-Vince businesses after giving effect to the Restructuring Transactions and prior to the Kellwood Sale. References to “Vince,” “Rebecca Taylor” or “Parker” refer only to the referenced brand.

Overview

We are a global contemporary group, consisting of three brands: Vince, Rebecca Taylor, and Parker. As mentioned above, on November 3, 2019, we completed the acquisition of 100% of the equity interests of Rebecca Taylor, Inc. and Parker Holding, LLC from CLG. We serve our customers through wholesale and direct-to-consumer channels that reinforce our brand images.

We have a select number of wholesale partners who account for a significant portion of our net sales. In fiscal 2019 and fiscal 2018, sales to one wholesale partner, Nordstrom Inc., accounted for more than ten percent of the Company’s net sales. These sales represented 22% of fiscal 2019 and 22% of fiscal 2018 net sales, respectively.

We design our products in the U.S. and source the vast majority of our products from contract manufacturers outside the U.S., primarily in Asia.

The Company operates on a fiscal calendar widely used by the retail industry that results in a given fiscal year consisting of a 52 or 53-week period ending on the Saturday closest to January 31.

•	References to “fiscal year 2019” or “fiscal 2019” refer to the fiscal year ended February 1, 2020; and
•	References to “fiscal year 2018” or “fiscal 2018” refer to the fiscal year ended February 2, 2019.

Each of fiscal years 2019 and 2018 consisted of a 52-week period.

Our principal executive office is located at 500 5th Avenue, 20th Floor, New York, New York 10110, and our telephone number is (212) 944-2600. Our corporate website address is www.vince.com.

Recent Developments

The spread of the novel coronavirus (“COVID-19”), which was declared a pandemic by the World Health Organization in March 2020, has caused state and municipal public officials to mandate jurisdiction-wide curfews, including “shelter-in-place” and closures of most non-essential businesses as well as other measures to mitigate the spread of the virus. While we continue to serve our customers through our online e-commerce websites, we were forced to shut down all of our domestic and international retail locations alongside other retailers, including our wholesale partners, which has resulted in a sharp decline in our revenue and ability to generate cash flows from operations.  Although certain jurisdictions have since loosened the restrictive orders and a limited number of our retail stores have re-opened, the extent of the negative impact of COVID-19 on our operations remains uncertain and potentially wide-spread.

We have taken various measures in response to COVID-19, including:

•

entering into amendments to our 2018 Term Loan Facility as well as our 2018 Revolving Credit Facility to provide additional liquidity and amend certain financial covenants to allow increased operational flexibility (See Note 15 “Subsequent Events” to the Consolidated Financial Statements in this Annual Report for more details on these amendments);

•	furloughing all of our retail store associates as well as a significant portion of our corporate associates;
•	temporarily reducing retained employee salaries and board retainer fees;
•

engaging in active discussions with landlords to address the current operating environment including our rental obligations, while reopening a limited number of stores in accordance with the applicable regulations;

•

executing other operational initiatives to carefully manage our investments across all key areas, including aligning inventory levels with anticipated demand and reevaluating non-critical capital build-out and other investments and activities; and

•	streamlining our expense structure in all areas such as marketing, distribution, and product development to align with the business environment and sales opportunities.

The COVID-19 pandemic remains highly volatile and continues to evolve on a daily basis.  See Item 1A. Risk Factors — “Risks Related to Our Business — The COVID-19 pandemic has adversely affected, and is expected to continue to adversely affect, our business, financial condition, cash flow, liquidity and results of operations” for additional discussion regarding risks to our business associated with the COVID-19 pandemic.

Our Brands

Vince

Vince, established in 2002, is a leading global luxury apparel and accessories brand best known for creating elevated yet understated pieces for every day effortless style. Known for its range of luxury products, Vince offers women’s and men’s ready-to-wear, footwear and accessories through 48 full-price retail stores, 14 outlet stores, and its e-commerce site, vince.com and through its subscription service Vince Unfold, www.vinceunfold.com, as well as through premium wholesale channels globally.

Our wholesale business is comprised of sales to major department stores and specialty stores in the U.S. and in select international markets. We have limited distribution arrangements with Nordstrom and Neiman Marcus Group for non-licensed product which has improved profitability in the wholesale business and enables us to focus on other areas of growth for the brand, particularly in the direct-to-consumer business. We continue to collaborate with our wholesale partners in various areas including merchandising and logistics to build a more profitable and focused wholesale business.

Our wholesale business also includes our licensing business related to our licensing arrangement for our women’s and men’s footwear. The licensed products are sold in our own stores and by our licensee to select wholesale partners. We earn a royalty based on net sales to the wholesale partners.

Our direct-to-consumer business includes our company-operated retail and outlet stores and our e-commerce business. During fiscal 2019, we opened net three new full-price retail stores. As of February 1, 2020, we operated 62 Vince stores, consisting of 48 company-operated full-price retail stores and 14 company-operated outlet locations. The direct-to-consumer business also includes our e-commerce website, www.vince.com, and our subscription business, Vince Unfold, www.vinceunfold.com.

The following table details the number of Vince retail stores we operated for the past two fiscal years:

	Fiscal Year
	2019	2018
Beginning of fiscal year	59	55
Net opened	3	4
End of fiscal year	62	59

Rebecca Taylor

Rebecca Taylor, founded in 1996 in New York City, is a high-end women’s contemporary lifestyle brand inspired by beauty in the everyday. The Rebecca Taylor collection is available at six full-price retail stores, through our e-commerce site at rebeccataylor.com  and through our subscription service Rebecca Taylor RNTD, www.rebeccataylorrntd.com, as well as through high-end department and specialty stores in select international markets.

Our wholesale business is comprised of sales to major department stores and specialty stores in the U.S. and in select international markets.

Our direct-to-consumer business includes our company-operated retail stores and our e-commerce business. During fiscal 2019, we closed 1 full-price retail store. As of February 1, 2020, we operated six full-price retail stores. The direct-to-consumer business also includes our e-commerce website, www.rebeccataylor.com, and our subscription business Rebecca Taylor RNTD, www.rebeccataylorrntd.com.

The following table details the number of Rebecca Taylor retail stores we operated for the past two fiscal years:

	Fiscal Year
	2019	2018
Beginning of fiscal year	7	7
Net opened (closed)	(1)	—
End of fiscal year	6	7

Parker

Parker, founded in 2008 in New York City, is a contemporary women’s fashion brand that is trend focused. The Parker collection is available at parkerny.com as well as at high-end department and specialty stores in select international markets.

Our wholesale business is comprised of sales to major department stores and specialty stores in the U.S. and in select international markets.

Our direct-to-consumer business includes our e-commerce website www.parkerny.com.

Business Segments

We serve our customers through a variety of channels that reinforce our brand images. Our diversified channel strategy allows us to introduce our products to customers through multiple distribution points that are presented in three reportable segments: Vince Wholesale, Vince Direct-to-consumer, and Rebecca Taylor and Parker.

	Fiscal Year
(in thousands, except percentages)	2019	% of Total Net sales	2018	% of Total Net sales
Vince Wholesale	$166,805	44.4%	$159,635	44.1%
Vince Direct-to-consumer	133,412	35.6%	119,316	33.0%
Rebecca Taylor and Parker	74,970	20.0%	82,728	22.9%
Total net sales	$375,187	100.0%	$361,679	100.0%

Our Vince Wholesale segment is comprised of sales to major department stores and specialty stores in the U.S. and in select international markets. Our Vince Wholesale segment also includes our licensing business related to our licensing arrangement for our women’s and men’s footwear line.

Our Vince Direct-to-consumer segment includes our Vince company-operated retail and outlet stores, our Vince e-commerce business and our subscription business, Vince Unfold.

Our Rebecca Taylor and Parker segment consists of our operations to distribute Rebecca Taylor and Parker brand products to high-end department and select international markets and directly to the consumer through their own branded e-commerce platforms, our Rebecca Taylor retail stores and through our subscription business, Rebecca Taylor RNTD.

Unallocated corporate expenses are related to the Vince brand and are comprised of selling, general and administrative expenses attributable to corporate and administrative activities (such as marketing, design, finance, information technology, legal and human resource departments), and other charges that are not directly attributable to the Company’s Vince Wholesale and Vince Direct-to-consumer reportable segments.

Products

We believe that our differentiated design aesthetic and strong attention to detail and fit allow us to maintain premium pricing, and that the combination of quality and value positions us as everyday luxury brands that encourage repeat purchases among our customers. We also believe that we can expand our product assortments and distribute these expanded product assortments through our branded retail locations and our branded e-commerce platforms, as well as through our premier wholesale partners in the U.S. and select international markets.

The Vince women’s collection includes seasonal collections of luxurious cashmere sweaters and silk blouses, leather and suede leggings and jackets, dresses, skirts, denim, pants, t-shirts, footwear, outerwear, and accessories. The Vince men’s collection includes t-shirts, knit and woven tops, sweaters, denim, pants, blazers, footwear, and outerwear.

The Rebecca Taylor collection includes seasonal collections of occasion-forward dresses, suiting, silk blouses, leather and tweed jackets, outerwear, jumpsuits, cotton dresses and blouses, denim, sweaters, pants, skirts and knit and woven tops. The Rebecca Taylor collections are grounded in artful prints, dimensional textures, and feminine silhouettes.

The Parker collection includes seasonal collections of occasion-forward dresses, cotton dresses, jumpsuits, silk blouses, knit and woven tops, leather jackets, sweaters, pants, and skirts.

We continue to evaluate other brand extension opportunities through both in-house development activities as well as through potential partnerships or licensing arrangements with third parties.

Design and Merchandising

Our creative teams are focused on developing and implementing the design direction for the Vince, Rebecca Taylor and Parker brands. We have dedicated design and merchandising teams for our brands which ensures that we focus on the unique positioning of each brand. Our design efforts are supported by well-established product development and production teams. We believe continued collaboration between design and merchandising will ensure we respond to consumer preferences and market trends with new innovative product offerings while maintaining our core fashion foundation.

Marketing, Advertising and Public Relations

We use marketing, advertising and public relations as critical tools to deliver a consistent and compelling brand message to consumers. The message and marketing strategies of our brands are cultivated by dedicated creative, design, marketing, visual merchandising, and public relations teams. These teams work closely together to develop and execute campaigns that appeal to both our core and aspirational customers.

To execute our marketing strategies, we engage in a wide range of campaign tactics that include traditional media (such as direct mail, print advertising, cooperative advertising with wholesale partners and outdoor advertising), digital media (such as email, search social, and display) and experiential campaigns (such as events) to drive traffic, brand awareness, conversion and ultimately sales across all channels. In addition, we use social platforms such as Instagram and Facebook to engage customers and create excitement about our brands. The visits to www.vince.com, www.rebeccataylor.com and www.parkerny.com also provide an opportunity to grow our customer base and communicate directly with our customers.

Our public relations team conducts a wide variety of press activities to reinforce our brand images and create excitement around the brands. Our apparel has appeared in the pages of major fashion magazines such as Vogue, Harper’s Bazaar, Elle, InStyle, GQ, Esquire and WSJ. Well-known trend setters in entertainment and fashion are also regularly seen wearing our brands.

Sourcing and Manufacturing

We do not own or operate any manufacturing facilities. We contract for the purchase of finished goods with manufacturers who are responsible for the entire manufacturing process, including the purchase of piece goods and trim. Although we do not have long-term written contracts with manufacturers, we have long-standing relationships with a diverse base of vendors which we believe to be mutually satisfactory. We work with more than 60 manufacturers across eight countries, with 88% of our products produced in China in fiscal 2019. For cost and control purposes, we contract with select third-party vendors in the U.S. to produce a small portion of our merchandise.

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

Distribution Facilities

As of February 1, 2020, we operated out of eight distribution centers, three located in the U.S., two in Hong Kong, one in Canada, one in the United Kingdom and one in Belgium.

Our three warehouses in the U.S., located in California, are operated by third-party logistics providers and include dedicated space to fulfilling orders to support our wholesale partners, retail locations and e-commerce business and utilize warehouse management systems that are fully customer and vendor compliant.

Our two warehouses in Hong Kong are operated by third-party logistics providers and support our wholesale orders for international customers located primarily in Asia.

Our warehouses in the United Kingdom and Belgium are operated by third-party logistics providers and support our wholesale orders for international customers located primarily in Europe.

Our warehouse in Canada is operated by a third-party logistics provider and supports our wholesale orders for this region.

We believe we have sufficient capacity in our domestic and international distribution facilities to support our current and projected business.

Information Systems

Each of our brands currently operate using their legacy systems for enterprise resource planning (“ERP”), point-of-sale (“POS”) transactions, e-commerce platforms and other supporting systems. Our strategy includes consolidating certain systems across our brands over time to create operational efficiencies, as well as to achieve a common platform across the Company.

See “Risk Factors— We are continuing to optimize and improve our information technology systems, processes and functions. If these systems, processes, and functions do not operate successfully, our business, financial condition, results of operations and cash flows could be materially harmed” and Part II, Item 9A. “Controls and Procedures.”

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

Competition

We face strong competition in each of the product categories and markets in which we compete on the basis of style, quality, price, and brand recognition. Some of our competitors have achieved significant recognition for their brand names or have substantially greater financial, marketing, distribution and other resources compared to us. However, we believe that we have established a sustainable and distinct position in the current marketplace, driven by a product assortment that combines classic and fashion-forward styling, and a pricing strategy that offers customers accessible luxury.

Employees

As of February 1, 2020, we had 768 employees, of which 425 were employed in our company-operated retail stores. Except for 11 employees in France, who are covered by collective bargaining agreements pursuant to French law, none of our employees are currently covered by a collective bargaining agreement, and we believe our employee relations are good. In response to the COVID-19 pandemic, a majority of our employees remain furloughed.

Trademarks and Licensing

We own the Vince, Rebecca Taylor and Parker trademarks for the production, marketing, and distribution of our products in the U.S. and internationally. We have registered the trademark domestically and have registrations on file or pending in a number of foreign jurisdictions. We intend to continue to strategically register, both domestically and internationally, trademarks that we use today and those we develop in the future. We license the domain name for our website, www.vince.com, pursuant to a license agreement. Under this license agreement, we have an exclusive, irrevocable license to use the www.vince.com domain name without restriction at a nominal annual cost. While we may terminate such license agreement at our discretion, the agreement does not provide for termination by the licensor. We also own unregistered copyright rights in our design marks.

Available Information

We make available free of charge on our website, www.vince.com, copies of our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and all amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after filing such material electronically with, or otherwise furnishing it to, the SEC. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding the Company and other companies that electronically file materials with the SEC. The reference to our website address does not constitute incorporation by reference of the information contained on the website, and the information contained on the website is not part of this Annual Report.

ITEM 1A.	RISK FACTORS.

The following risk factors should be carefully considered when evaluating our business and the forward-looking statements in this Annual Report. See “Disclosures Regarding Forward-Looking Statements.” All amounts disclosed are in thousands except shares, per share amounts, percentages, stores, and number of leases.

Risks Related to Our Business

The COVID-19 pandemic has adversely affected, and is expected to continue to adversely affect, our business, financial condition, cash flow, liquidity, and results of operations.

The spread of the novel coronavirus (“COVID-19”), which was declared a pandemic by the World Health Organization in March 2020, has caused state and municipal public officials to mandate jurisdiction-wide curfews, including “shelter-in-place” and closures of most non-essential businesses as well as other measures to mitigate the spread of the virus. While we continue to serve our customers through our online e-commerce websites, we were forced to shut down all of our domestic and international retail locations alongside other retailers, including our wholesale partners, which has resulted in a sharp decline in our revenue and ability to generate cash flows from operations.  Although certain jurisdictions have since loosened the restrictive orders and a limited number of our retail stores have re-opened, the extent of the negative impact of COVID-19 on our operations remains uncertain and potentially wide-spread, including:

•	our ability to successfully execute our long-term growth strategy during these uncertain times;

•	temporary closures and/or re-closures of our stores, distribution centers, and corporate facilities for unknown periods of time, as well as those of our wholesale partners;

•

potential declines in the level of consumer purchases of discretionary items and luxury retail products, including our products, caused by lower disposable income levels, travel restrictions, or other factors beyond our control;

•

the potential build-up of excess inventory as a result of store closures and/or lower consumer demand, including those resulting from potential changes in consumer traffic, shopping preferences, such as their willingness to shop at our or our wholesale partners’ retail locations;

•	supply chain disruptions resulting from closed factories, reduced workforces, scarcity of raw materials, and scrutiny or embargoing of goods produced in infected areas;

•

our ability to access capital sources and maintain compliance with our credit facilities, as well as the ability of our key customers, suppliers, and vendors to do the same in regard to their own obligations;

•	our ability to collect outstanding receivables from our customers; and

•

diversion of management and employee attention and resources from key business activities and risk management outside of COVID-19 response efforts, including cybersecurity and maintenance of internal controls.

To date, we have taken various measures in response to COVID-19, as further described in Item 1. Business – Recent Developments.  The COVID-19 pandemic remains highly volatile and continues to evolve on a daily basis and therefore, despite these efforts and developments, there can be no assurance that these measures will prove successful and these and other impacts of COVID-19 are expected to continue to adversely affect the Company’s business, financial condition, cash flow, liquidity and results of operations.

Our ability to continue to have the liquidity necessary to service our debt, meet contractual payment obligations and fund our operations depends on many factors, including our ability to generate sufficient cash flow from operations, maintain adequate availability under our 2018 Revolving Credit Facility or obtain other financing.

Our ability to timely service our indebtedness, meet contractual payment obligations and to fund our operations will depend on our ability to generate sufficient cash, either through cash flows from operations or borrowing availability under the 2018 Revolving Credit Facility (as defined below), and our ability to access the capital markets if other sources of financing are unavailable on acceptable terms. Our primary cash needs are funding working capital requirements, meeting debt service requirements, paying amounts due under the Tax Receivable Agreement and capital expenditures for new stores and related leasehold improvements.

The COVID-19 pandemic has negatively impacted, and is expected to continue to negatively impact, our liquidity.  See “— The COVID-19 pandemic has adversely affected, and is expected to continue to adversely affect, our business, financial condition, cash flow, liquidity and results of operations.” While we believe we will have sufficient liquidity for the next twelve months, there can be no assurances in the future that we will be able to generate sufficient cash flow from operations to meet our liquidity needs, that we will have the necessary availability under the 2018 Revolving Credit Facility, or be able to obtain other financing when liquidity needs arise. In particular, our ability to continue to meet our obligations is dependent on our ability to generate positive cash flow from a combination of initiatives and failure to successfully implement these initiatives would require us to implement alternative plans to satisfy our liquidity needs. In the event that we are unable to timely service our debt, meet other contractual payment obligations or fund our other liquidity needs, we may need to refinance all or a portion of our indebtedness before maturity, seek waivers of or amendments to our contractual obligations for payment, reduce or delay scheduled expansions and capital expenditures, sell material assets or operations or seek other financing opportunities.  There can be no assurance that these options would be readily available to us and our inability to address our liquidity needs could materially and adversely affect our operations and jeopardize our business, financial condition and results of operations, including causing defaults under the 2018 Term Loan Facility (as defined below) or the 2018 Revolving Credit Facility which could result in all amounts outstanding under those credit facilities becoming immediately due and payable.

We are subject to risks associated with leasing retail and office space, are historically subject to long-term non-cancelable leases and are required to make substantial lease payments under our operating leases, and any failure to make these lease payments when due would likely harm our business, profitability and results of operations.

We do not own any of our stores or our offices, including our New York, Los Angeles or Paris offices and showroom spaces, but instead lease all of such space under operating leases. Although some of our leases are subject to shorter terms as a result of the implementation of our strategy to pursue shorter lease terms, our leases generally have initial terms of 10 years, and generally can be extended only for one additional 5-year term. Substantially all of our leases require a fixed annual rent, and most require the payment of additional rent if store sales exceed a negotiated amount. Most of our leases are “net” leases, which require us to pay the cost of insurance, taxes, maintenance, and utilities, and we generally cannot cancel these leases at our option. Additionally, certain of our leases allow the lessor to terminate the lease if we do not achieve a specified gross sales threshold. We cannot assure you that we will be able to achieve these required thresholds and in the event we are no able to do so, we may be forced to find an alternative store location and may not be successful in doing so. Any loss of our store locations due to underperformance may harm our results of operations, stock price and reputation.

Payments under these leases account for a significant portion of our selling, general and administrative expenses. For example, as of February 1, 2020, we were a party to 76 operating leases associated with our retail stores and our office and showroom spaces requiring future minimum lease payments of $27,472 in the aggregate through fiscal 2020 and $106,438 thereafter. Any new retail stores leased by us under operating leases will further increase our operating lease expenses and some of those stores may require significant capital expenditures. Our substantial operating lease obligations could have significant negative consequences, including, among others:

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

We depend on cash flow from operations to pay our lease expenses and to fulfill our other cash needs. If our business does not generate sufficient cash flow from operating activities, and sufficient funds are not otherwise available to us from borrowings under our credit facilities or from other sources, we may not be able to service our operating lease expenses, grow our business, respond to competitive challenges or fund our other liquidity and capital needs, which would harm our business. In addition, we may remain obligated under the applicable lease for, among other things, payment of the base rent for the remaining lease term, even after the space is exited or otherwise closed (such as our recent temporary store closures resulting from the COVID-19 pandemic). Such costs and obligations related to the early or temporary closure of our stores or termination of our leases could have a material adverse effect on our business, results of operations, and financial condition.

If an existing or future store is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease including, among others, paying the base rent for the balance of the lease term if we cannot negotiate a mutually acceptable termination payment. In addition, as our leases expire, we may fail to negotiate renewals, either on commercially acceptable terms or at all, or to find a suitable alternative location, which could cause us to close stores in desirable locations or in the case of office leases, incur costs in relocating our office space. In fiscal 2020, six of our existing store leases will expire. If we are unable to enter into new leases or renew existing leases on terms acceptable to us or be released from our obligations under leases for stores that we close, our business, profitability and results of operations may be harmed.

General economic conditions in the U.S. and other parts of the world, including a weakening of the economy and restricted credit markets, can affect consumer confidence and consumer spending patterns.

The success of our operations depends on consumer spending. Consumer spending is impacted by a number of factors, including actual and perceived economic conditions affecting disposable consumer income (such as unemployment, wages, energy costs and consumer debt levels), customer traffic within shopping and selling environments, business conditions, interest rates and availability of credit and tax rates in the general economy and in the international, regional and local markets in which our products are sold, including those resulting from the COVID-19 pandemic. Global economic conditions historically included significant recessionary pressures and declines in employment levels, disposable income and actual and/or perceived wealth and further declines in consumer confidence and economic growth. A depressed economic environment is often characterized by a decline in consumer discretionary spending and has disproportionately affected retailers and sellers of consumer goods, particularly those whose goods are viewed as discretionary or luxury purchases, including fashion apparel and accessories such as ours. Such factors as well as another shift towards recessionary conditions have impacted, and could further adversely impact, our sales volumes and overall profitability. Further, economic and political volatility and declines in the value of foreign currencies could negatively impact the global economy as a whole and have a material adverse effect on the profitability and liquidity of our operations, as well as hinder our ability to grow through expansion in the international markets. In addition, domestic and international political situations also affect consumer confidence, including the threat, outbreak or escalation of terrorism, military conflicts, or other hostilities around the world.

Our operations are restricted by our credit facilities.

In August 2018, we entered into an $80,000 senior secured revolving credit facility (the “2018 Revolving Credit Facility”) and a $27,500 senior secured term loan facility (the “2018 Term Loan Facility”), which replaced our prior $50,000 senior secured revolving credit facility (the “2013 Revolving Credit Facility”) and $175,000 senior secured term loan facility (the “2013 Term Loan Facility”). In November 2019, in connection with the Acquisition, we increased the aggregate commitments under the 2018 Revolving Credit Facility to $100,000 by exercising the accordion feature thereunder. The Acquired Businesses became guarantors under the 2018 Revolving Credit Facility and the 2018 Term Loan Facility and jointly and severally liable for the obligations thereunder.

Our credit facilities contain significant restrictive covenants. These covenants may impair our financing and operational flexibility and make it difficult for us to react to market conditions and satisfy our ongoing capital needs and unanticipated cash requirements. Specifically, such covenants restrict our ability and, if applicable, the ability of our subsidiaries to, among other things:

•	incur additional debt;
•	make certain investments and acquisitions;
•	enter into certain types of transactions with affiliates;
•	use assets as security in other transactions;
•	pay dividends;
•	sell certain assets or merge with or into other companies;
•	guarantee the debt of others;
•	enter into new lines of businesses;
•	make capital expenditures;
•	prepay, redeem, or exchange our debt; and
•	form any joint ventures or subsidiary investments.

Our credit facilities also contain certain financial covenants, including a covenant under the 2018 Term Loan Facility requiring us to maintain a specified Consolidated Fixed Charge Coverage Ratio. In June 2020, we entered into the Third Amendment (the “Third Term Loan Amendment”) to the 2018 Term Loan Facility, which amendment suspended such requirement through the delivery of a compliance certificate relating to the fiscal quarter ending July 31, 2021, and replaced it with a springing covenant, under which the obligation to maintain a specified Consolidated Fixed Charge Coverage Ratio of 1.0 to 1.0 is triggered only when the Excess Availability under the 2018 Revolving Credit Facility falls below $15,000, or for the period between September 30, 2020 and January 30, 2021, $10,000.  See Amendments to 2018 Term Loan Facility under Note 15 “Subsequent Events” to the Consolidated Financial Statements in this Annual Report for more details.

Our ability to comply with the covenants, including the springing covenant describe above, and other terms of our debt obligations, particularly in light of the COVID-19 pandemic, will depend on our future operating performance. If we fail to comply with such covenants and terms, and are unable to cure such failure under the terms of our credit facilities, if applicable, we would be required to obtain additional waivers from our lenders to maintain compliance with our debt obligations. If we are unable to obtain any necessary waivers and the debt is accelerated, a material adverse effect on our financial condition and future operating performance would likely result.

The terms of our debt obligations and the amount of borrowing availability under our credit facilities may also restrict or delay our ability to fulfill our obligations under the Tax Receivable Agreement. In accordance with the terms of the Tax Receivable Agreement, delayed or unpaid amounts thereunder would accrue interest at a default rate of one-year London Interbank Offered Rate (“LIBOR”) plus 500 basis points until paid. Our obligations under the Tax Receivable Agreement could result in a failure to comply with covenants or financial ratios required by our existing or future credit facilities and could result in an event of default thereunder. See “Tax Receivable Agreement” under Note 14 “Related Party Transactions” to the Consolidated Financial Statements in this Annual Report on for further information.

The proposed phase-out of LIBOR could have an adverse effect on our results of operations.

Borrowings under our credit facilities bear interest at a rate that varies depending on the LIBOR. On July 27, 2017, the UK’s Financial Conduct Authority, which regulates LIBOR, announced that it would phase out LIBOR by the end of 2021. It is unclear if at that time LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, announced replacement of U.S. dollar LIBOR with a new index calculated by short-term repurchase agreements, backed by U.S. Treasury securities called the Secured Overnight Financing Rate (“SOFR”). The first publication of SOFR was released in April 2018. Whether or not SOFR attains market traction as a LIBOR replacement tool remains in question and the future of LIBOR at this time is uncertain. If LIBOR rates are no longer available, our costs of borrowings under our credit facilities may be negatively impacted, which could have an adverse effect on our results of operations.

The Rebecca Taylor and Parker brands may not be successfully integrated and the Acquisition may not achieve its intended benefits.

We face risks associated with our strategy to grow our business through acquisitions of other brands and geographic licensees, such as our recently completed acquisition of the Rebecca Taylor and Parker brands.  The potential difficulties that we may face that could cause the results of the Acquisition, including any anticipated operational synergies, to not be in line with our expectations include, among others:

•	the impact of the COVID-19 pandemic;
•	failure to implement our business plan for the combined business or to achieve anticipated revenue or profitability targets;
•	delays or difficulties in completing the integration of Acquired Businesses;
•	higher than expected costs, lower than expected cost savings and/or a need to allocate resources to manage unexpected operating difficulties;
•	unanticipated issues in integrating logistics, information and other systems;
•	unanticipated changes in applicable laws and regulations;
•	retaining key customers, suppliers, and employees across brands;
•	operating risks inherent in the Acquired Businesses and our business;
•	diversion of the attention and resources of management and resource constraints;
•	assumption of liabilities not identified in due diligence or other unanticipated issues, expenses, and liabilities; and
•

regulatory and compliance risks, including, the impact on our internal controls and compliance with the requirements under the Sarbanes-Oxley Act of 2002, as amended (“SOX”), particularly upon the acquisition of historically privately held businesses, which have not previously been subject to regulations applicable to the Company.

Contemporary Lifestyle Group, LLC (“CLG”), the seller of Rebecca Taylor and Parker brands, is owned by Sun Capital, which currently beneficially owns approximately 73% of the Company’s common stock. Because the Acquisition was a transaction between commonly controlled entities, U.S. Generally Accepted Accounting Principles requires the retrospective combination of the entities for all periods presented as if the combination had been in effect since inception of common control. Accordingly, the Acquisition reflects historical balance sheet data for the Acquired Businesses instead of reflecting the fair market value of their assets and liabilities, and the financial statements reflecting the acquisition are different from and may yield worse results of operations than those based on an unaffiliated transaction.

Our acquisition of the Acquired Businesses may not perform as well as initially expected, which could have a material adverse effect on our results of operations and financial condition. During the second quarter of fiscal 2019, the Acquired Businesses recorded impairment charges of $19,491 relating to goodwill, tradename, and customer relationship intangible assets. We may in the future be required to record further impairment charges relating to the assets of the Acquired Businesses, which could have a material adverse effect on our results of operations and financial condition.

Our post-closing recourse with respect to the Acquisition is limited under the related purchase agreement. We obtained and paid for a representation and warranty insurance containing customary terms and conditions, which policy is our sole recourse for any losses we may suffer due to breaches of the representations and warranties of CLG and the Acquired Businesses in the purchase agreement other than fraud.  We may continue to pursue future acquisitions as part of our growth strategy.  Any such acquisition may subject us to further risks as those described above and could have a material adverse effect on the combined businesses and impact the intended results of such acquisitions.

We may not be able to realize the benefits of our strategic initiatives.

Our business growth depends on the successful execution of our strategic initiatives for the three brands.  However, the continued success of our strategic initiatives depends on a number of factors including our ability to position our retail and e-commerce businesses for further strategic growth, the effectiveness of our collaboration efforts with Nordstrom and Neiman Marcus Group, including marketing and logistics initiatives, our ability to properly identify appropriate future growth opportunities, our ability to apply certain growth strategies modeled on the Vince brand to the Acquired Businesses and macroeconomic impact on our business, including the impact of the COVID-19 pandemic. For instance, in the third quarter of fiscal 2017, we entered into limited distribution arrangements with Nordstrom and Neiman Marcus Group for non-licensed product in order to rationalize our department store distribution strategy to improve profitability in the Vince Wholesale segment and to focus on other areas of growth for the brand, particularly in the direct-to-consumer business.  During fiscal 2018, we implemented these strategic initiatives to capture the sales from exited wholesale doors through our retail and e-commerce businesses while collaborating with the wholesale partners in various areas including merchandising and logistics to build a more profitable and focused wholesale business.  However, in May 2020, Neiman Marcus Group commenced voluntary proceedings under Chapter 11 of the United States Bankruptcy Code, as amended (“Chapter 11”).  As a result of these proceedings, any unpaid payments due to us for the period prior to the commencement of those proceedings are unsecured claims, which may not be paid in full, and the proceedings may in the future lead to a disruption in our ongoing partnership with Neiman Marcus Group. There can be no assurance that the strategic initiatives would produce intended positive results. Moreover, due to the impact of the COVID-19 pandemic, some or all of the strategic initiatives contemplated prior to the pandemic may become infeasible or impractical in the post-pandemic operating environment. If we are unable to realize the benefits of the strategic initiatives, our financial conditions, results of operations and cash flows could be materially and adversely affected.

A substantial portion of our revenue is derived from a small number of large wholesale partners, and the loss of any of these wholesale partners could substantially reduce our total revenue.

We historically had a small number of wholesale partners who account for a significant portion of our net sales. Our consolidated net sales to the full-price, off-price and e-commerce operations of our largest wholesale partner comprised 22% of our total revenue for fiscal 2019. This reflects the impact on the wholesale partnership base of the limited distribution arrangements with Nordstrom and Neiman Marcus Group with respect to the Vince brand.  We do not have formal written agreements with any of our wholesale partners and purchases generally occur on an order-by-order basis. A decision by any of our major wholesale partners, whether motivated by marketing strategy, competitive conditions, financial difficulties or otherwise, to significantly decrease the amount of merchandise purchased from us or our licensing partners, to change their manner of doing business with us or our licensing partners, or with respect to Nordstrom and Neiman Marcus Group, to no longer participate in limited distribution arrangements for the Vince brand, could substantially reduce our revenue and have a material adverse effect on our profitability. Furthermore, due to the concentration of and/or ownership changes in our wholesale partner base, our results of operations could be adversely affected if any of these wholesale partners fails to satisfy its payment obligations to us when due or no longer takes part in the distribution arrangements. These changes could also decrease our opportunities in the market and decrease our negotiating strength with our wholesale partners. Furthermore, our wholesale partners, including Nordstrom and Neiman Marcus Group have been significantly impacted by the COVID-19 pandemic, along with the other wholesalers, and may become unable to continue business with us as they had pre-pandemic.  These factors could have a material adverse effect on our business, financial condition, and operating results, especially in light of our new limited wholesale distribution strategy.  See “—We may not be able to realize the benefits of our strategic initiatives” for more information on Neiman Marcus Group’s Chapter 11 proceedings.

One of our strategic initiatives is to focus on our direct-to-consumer business, which includes opening retail stores in select locations under more favorable and shorter lease terms and operating and maintaining our new and existing retail stores successfully. If we are unable to execute this strategy in a timely manner, or at all, our financial condition and results of operations could be materially and adversely affected.

As part of our strategy to increase focus on our direct-to-consumer business, we continue to seek retail opportunities in targeted streets or malls with desirable size and adjacencies, typically near luxury retailers that we believe are consistent with our key customers’ demographics and shopping preferences, and seek to negotiate more favorable leases including shorter terms. The success of this strategy depends on a number of factors, including the discussions with existing and new landlords in light of the COVID-19 pandemic, identification of suitable markets and sites, negotiation of acceptable lease terms while securing those favorable locations, including desired term, rent and tenant improvement allowances, and if entering a new market, the timely achievement of brand awareness and proper evaluation of the market particularly for locations with shorter term, affinity and purchase intent in that market, as well as our business condition in funding the opening and operations of stores. Furthermore, we may not be able to maintain the successful operation of our retail stores if the areas around our existing retail locations undergo changes that result in reductions in customer foot traffic or otherwise render the locations unsuitable, such as economic downturns in the area, changes in demographics and customer preferences and the closing or decline in popularity of adjacent stores.  During fiscal 2019 and fiscal 2018, we recorded non-cash asset impairment charges of $818 and $1,684, respectively, within selling, general and administrative expenses related to the impairment of property and equipment of certain retail stores with carrying values that were determined not to be recoverable and exceeded fair value and operating lease right-of-use assets. If we are unable to successfully implement our retail strategy, particularly given the impact on the retail market from the COVID-19 pandemic, our financial condition and results of operations may be materially and adversely affected, including the potential of further impairments of tangible assets.

As of February 1, 2020, we operated 68 stores, including 47 company-operated Vince full-price stores, 6 company-operated Rebecca Taylor full-price stores, and 14 company-operated Vince outlet stores throughout the United States and one company-operated Vince full price store in the United Kingdom. We plan to continue evaluating our store base consistent with the current operating environment.

Our plans to improve and expand our product offerings may not be successful, and the implementation of these plans may divert our operational, managerial, and administrative resources, which could harm our competitive position and reduce our net sales and profitability.

We may continue to grow our core product offerings and categories such as lifestyle products and inclusive.

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

In addition, our ability to successfully carry out our plans to improve and expand our product offerings may be affected by economic and competitive conditions, changes in consumer spending patterns and changes in consumer preferences and style trends, particularly in light of the COVID-19 pandemic. These plans could be abandoned, cost more than anticipated or divert resources from other areas of our business, any of which could negatively impact our competitive position and reduce our net revenue and profitability.

We have identified a material weakness in our internal control over financial reporting that could, if not remediated, result in material misstatements in our financial statements.

In fiscal 2019, and fiscal 2018 we identified and concluded that we have material weaknesses relating to our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of an entity’s financial statements will not be prevented or detected on a timely basis. As further described in Part II, Item 9A in this Annual Report, during fiscal 2018, we took specific steps to remediate such material weaknesses by implementing and enhancing our control procedures and as a result, remediated three out of the four previously identified material weaknesses as of the end of fiscal 2018. Although during fiscal 2019 we made significant progress on our comprehensive remediation plan related to the remaining material weakness, the remaining material weakness will not be remediated until all necessary internal controls have been implemented, tested and determined to be operating effectively. In addition, we may need to take additional measures to address such material weakness or modify the planned remediation steps, and we cannot be certain that the measures we have taken, and expect to take, to improve our internal controls will be sufficient to address the issues identified, to ensure that our internal controls are effective or to ensure that the identified material weakness will not result in a material misstatement of our consolidated financial statements. Moreover, although no additional material weakness was identified in fiscal 2019, other material weaknesses or deficiencies may develop or be identified in the future. If we are unable to correct material weaknesses or deficiencies in internal controls in a timely manner, our ability to record, process, summarize and report financial information accurately and within the time periods specified in the rules and forms of the SEC, will be adversely affected. This failure could negatively affect the market price and trading liquidity of our common stock, cause investors to lose confidence in our reported financial information, subject us to civil and criminal investigations and penalties, and otherwise materially and adversely impact our business and financial condition.

In addition, we recently acquired Rebecca Taylor and Parker, which were previously not subject to regulations promulgated under SOX and accordingly were not required to establish and maintain an internal control infrastructure meeting the standards promulgated under SOX.  Our assessment of and conclusion on the effectiveness of our internal control over financial reporting as of February 1, 2020 did not include the internal controls of Rebecca Taylor and Parker, all of which we acquired during fiscal 2019. Although our management will continue to review and evaluate the effectiveness of our internal controls in light of the Acquisition, we cannot provide any assurances that there will be no significant deficiencies or material weaknesses in the internal control structure of the Acquired Businesses. Any significant deficiencies or material weaknesses in the internal control structure of the Acquired Businesses may cause additional significant deficiencies or material weaknesses in our internal control over financial reporting or cause us to incur significant costs to remedy such significant deficiencies or material weaknesses, which could have a material adverse effect on our business and our ability to comply with Section 404 of SOX. For so long as we remain a “non-accelerated filer” under the rules of the SEC, our independent registered public accounting firm is not required to deliver an annual attestation report on the effectiveness of our internal control over financial reporting. We will cease to be a non-accelerated filer if the aggregate market value of our outstanding common stock held by non-affiliates as of the last business day of our most recently completed second fiscal quarter is $75 million or more, in which case we would become subject to the requirement for an annual attestation report by our independent registered public accounting firm on the effectiveness of our internal control over financial reporting.

We are continuing to optimize and improve our information technology systems, processes, and functions. If these systems, processes, and functions do not operate successfully, our business, financial condition, results of operations and cash flows could be materially harmed.

We underwent a systems migration in 2016 and implemented our own information technology systems, processes, and functions, which we are continuing to optimize and improve. During the first half of fiscal 2017, these systems we implemented did not operate as successfully as the systems we historically used as such systems were highly customized or proprietary, which resulted in disruptions to our business, such as delayed shipments which resulted in order cancellations, and identified material weaknesses in our internal controls. Although we have made progress in our efforts to optimize these systems, processes, and functions, we also incurred costs through those efforts.  If we fail in our efforts to continue optimizing and improving these systems, processes and functions as currently planned, we could incur further disruptions to our business operations, including deficiencies or weaknesses in our internal controls, as well as additional costs to replace those systems and functions. We may also be forced to adopt less capable alternatives. Any of these would materially and adversely affect our business and results of operations, cash flows and liquidity.

In addition, we may in the future migrate Rebecca Taylor and Parker information technology systems, processes, and functions to those of Vince as part of the integration efforts.  There is no guarantee that such migration would be conducted in the most cost-efficient manner and/or any disruption arising out of such migration would not have a material negative impact on our businesses.

System or data security issues, such as cyber or malware attacks, as well as other major system failures could disrupt our internal operations or information technology services, and any such disruption could negatively impact our net sales, increase our expenses and harm our reputation.

Experienced computer programmers and hackers, and even internal users, may be able to penetrate our network security and misappropriate our confidential information or that of third parties, including our customers, enter into or facilitate fraudulent transactions, create system disruptions or cause shutdowns. In addition, employee error, malfeasance, or other errors in the storage, use or transmission of any such information could result in a disclosure to third parties outside of our network. The increased use of smartphones, tablets, and other wireless devices, as well as the need for a substantial portion of our corporate employees to work remotely during the COVID-19 pandemic, may also heighten these and other operational risks. As a result, we could incur significant expenses addressing problems created by any such inadvertent disclosure or any security breaches of our network. In addition, we rely on third parties for the operation of our websites and for the various business strategies, including CRM, social media and other marketing tools and websites.

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

A variety of laws and regulations, in the U.S. and internationally, govern the collection, use, retention, sharing, transfer and security of personally identifiable information and data, including the European Union’s General Data Protection Regulation (“GDPR”), which became effective during fiscal 2018, and the California Consumer Privacy Act of 2018 (“CCPA”), which became effective on January 1, 2020. We strive to comply with all applicable laws, regulations, self‑regulatory requirements, policies and legal obligations relating to privacy, data usage, and data protection. It is possible, however, that these laws, rules and regulations, which evolve frequently and may be inconsistent from one jurisdiction to another, could be interpreted to conflict with our practices.  Any failure or perceived failure by us or any third parties with which we do business to comply with these laws, rules and regulations, or with other obligations to which we may be or become subject, may result in actions against us by governmental entities, private claims and litigation, fines, penalties or other liabilities. Any such action would be expensive to defend, could damage our reputation and could adversely affect our business and operating results.

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

In addition to increased regulatory compliance requirements, changes in laws could make ordinary conduct of business more expensive or require us to change the way we do business. For example, privacy‑related laws, regulations, self‑regulatory obligations and other legal obligations are evolving and various federal and state legislative and regulatory bodies may expand current laws or enact new laws regarding privacy matters, and courts may interpret existing privacy‑related laws and regulations in new or different manners. CCPA, which became effective on January 1, 2020, imposes additional data protection obligations on companies doing business in California and provides for substantial fines for non-compliance and, in some cases, a private right of action to consumers who are victims of data breaches. It is unclear how CCPA will be implemented as the California legislature is still engaged in additional rulemaking under CCPA.  In addition, it is uncertain how the so-called “Brexit” may impact GDPR and privacy and data concerns and regulations involving the United Kingdom.  Changes in privacy‑related laws, regulations, self‑regulatory obligations and other legal obligations, or changes in industry standards or consumer sentiment, could require us to incur substantial costs or to change our business practices, including changing, limiting or ceasing altogether the collection, use, sharing, or transfer of data relating to consumers. Any of these effects could materially adversely affect our business, financial condition, and operating results.  As another example, changes in federal and state minimum wage laws could raise the wage requirements for certain of our employees at our retail locations, which would increase our selling costs and may cause us to reexamine our wage structure for such employees. Other laws related to employee benefits and treatment of employees, including laws related to limitations on employee hours, supervisory status, leaves of absence, mandated health benefits, overtime pay, unemployment tax rates and citizenship requirements, could negatively impact us, by increasing compensation and benefits costs which would in turn reduce our profitability.

Moreover, changes in product safety or other consumer protection laws could lead to increased costs to us for certain merchandise, or additional labor costs associated with readying merchandise for sale. It is often difficult for us to plan and prepare for potential changes to applicable laws and future actions or payments related to such changes could be material to us.

Furthermore, the COVID-19 pandemic has led various jurisdictions and regulators to impose strict rules and guidelines on how to operate retail stores as well as office facilities, with respect to health and safety, including those of customers and employees.  If we fail to comply with these new sets of rules and guidelines, or we do not, or are perceived to not, follow industry standards of health and safety, our operations, including our reputation, could be negatively impacted and maintaining such compliance could become costly and operationally burdensome.

Problems with our distribution process could materially harm our ability to meet customer expectations, manage inventory, complete sale transactions, and achieve targeted operating efficiencies.

In the U.S., we rely on distribution facilities operated by third-party logistics providers in California. Our ability to meet the needs of our wholesale partners and our own direct-to-consumer business depends on the proper operation of these distribution facilities. Because substantially all of our products are distributed from one location, our operations could be interrupted by labor difficulties, or by floods, fires, earthquakes or other natural disasters and health crises, such as the COVID-19 pandemic, at or near such facility. For example, a majority of our ocean shipments go through the ports in Los Angeles, which had previously been subject to significant processing delays due to labor issues involving the port workers. We also have warehouses overseas, including in Hong Kong, Belgium, the United Kingdom and Canada, operated by third-party logistics providers, supporting our wholesale orders for customers located primarily in the nearby regions. Disruptions at any of these facilities located outside the U.S. could also materially and negatively impact the business.

We maintain business interruption insurance. These policies, however, may not adequately protect us from the adverse effects that could result from significant disruptions to our distribution system. If we encounter problems with any of our distribution processes, our ability to meet customer expectations, manage inventory, complete sales, and achieve targeted operating efficiencies could be harmed. Any of the foregoing factors could have a material adverse effect on our business, financial condition, and operating results.

We may in the future integrate the warehouse operations of the Acquired Businesses to those of Vince.  If such integration efforts do not progress as planned, or at all, our business operations may be significantly disrupted, materially and adversely impacting our business results.

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

Factors that could affect our inventory management and planning team’s ability to accurately forecast customer demand for our products include:

•	a substantial increase or decrease in demand for our products or for products of our competitors;
•	our failure to accurately forecast customer acceptance for our new products;
•	new product introductions or pricing strategies by competitors;
•	changes in our product items across seasonal fashion items and replenishment;
•	changes to our overall seasonal promotional cadence and the number and timing of promotional events;
•	more limited historical store sales information for our newer markets;
•	weakening of economic conditions or consumer confidence in the future, such as those caused by the COVID-19 pandemic, which could reduce demand for discretionary items, such as our products;
•	inability to operate our retail stores as intended, such as the mandated closures of all retail stores experienced during the COVID-19 pandemic; and
•	acts or threats of war or terrorism which could adversely affect consumer confidence and spending or interrupt production and distribution of our products and our raw materials.

We cannot guarantee that we will be able to match supply with demand in all cases in the future, whether as a result of our inability to produce sufficient levels of desirable product or our failure to forecast demand accurately. As a result of these inabilities or failures, we may in the future encounter further difficulties in filling customer orders or in liquidating excess inventory at discount prices and may experience significant write-offs. Additionally, if we over-produce a product based on an aggressive forecast of demand, retailers may not be able to sell the product and cancel future orders or require give backs. These outcomes could have a material adverse effect on our brand images, sales, gross margins, and profitability.

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

Competition in the apparel and fashion industry is intense and is dominated by a number of very large brands, many of which have longer operating histories, larger customer bases, more established relationships with a broader set of suppliers, greater brand recognition and greater financial, research and development, marketing, distribution and other resources than we do. These capabilities of our competitors may allow them to better withstand downturns in the economy or apparel and fashion industry. Any increased competition, or our failure to adequately address any of these competitive factors which we have seen from time to time, could result in reduced sales, which could adversely affect our business, financial condition, and operating results.

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

Our business depends on a strong brand image, and if we are not able to maintain or enhance our brands, particularly in new markets where we have limited brand recognition, we may be unable to sell sufficient quantities of our merchandise, which would harm our business and cause our results of operations to suffer.

We believe that maintaining and enhancing our brands is critical to maintaining and expanding our customer base. Maintaining and enhancing our brands may require us to make substantial investments in areas such as visual merchandising, marketing, and advertising, employee training and store operations. Certain of our competitors in the fashion industry have faced adverse publicity surrounding the quality, attributes and performance of their products or company culture. Any or all our brands may similarly be adversely affected if our public image or reputation is tarnished by failing to maintain high standards for merchandise quality and corporate integrity. Any negative publicity about these types of concerns may reduce demand for our merchandise. Maintaining and enhancing our brands will depend largely on our ability to be a leading global contemporary group of apparel and accessories brands and to continue to provide high quality products. Moreover, we anticipate that, as our business expands into new markets and further penetrates existing markets, and as the markets in which we operate become increasingly competitive, maintaining, and enhancing our brands may become increasingly difficult and expensive. If we are unable to maintain or enhance our brand images, our results of operations may suffer and our business may be harmed.

If we lose any key personnel, are unable to attract key personnel, or assimilate and retain our key personnel, we may not be able to successfully operate or grow our business.

Our continued success is dependent on our ability to attract, assimilate, retain, and motivate qualified management, designers, administrative talent, and sales associates to support existing operations and future growth. Competition for qualified talent in the apparel and fashion industry is intense, and we compete for these individuals with other companies that in many cases have greater financial and other resources. The loss of the services of any members of senior management or the inability to attract and retain qualified executives could have a material adverse effect on our business, results of operations and financial condition. In addition, we will need to continue to attract, assimilate, retain, and motivate highly talented employees with a range of other skills and experience.   Competition for employees in our industry, especially at the store management levels, is intense and we may from time to time experience difficulty in retaining our associates or attracting the additional talent necessary to support the growth of our business. We will also need to attract, assimilate, and retain other professionals across a range of disciplines, including design, production, sourcing, and international business, as we develop new product categories and continue to expand our international presence.

Our competitive position could suffer if our intellectual property rights are not protected.

We believe that our trademarks and designs are of great value. From time to time, third parties have challenged, and may in the future try to challenge, our ownership of our intellectual property. In some cases, third parties with similar trademarks or other intellectual property may have pre-existing and potentially conflicting trademark registrations. We rely on cooperation from third parties with similar trademarks to be able to register our trademarks in jurisdictions in which such third parties have already registered their trademarks. We are susceptible to others imitating our products and infringing our intellectual property rights. Imitation or counterfeiting of our products or infringement of our intellectual property rights could diminish the value of our brands or otherwise adversely affect our revenues. The actions we have taken to establish and protect our trademarks and other intellectual property rights may not be adequate to prevent imitation of our products by others or to prevent others from seeking to invalidate our trademarks or block sales of our products as a violation of the trademarks and intellectual property rights of others. In addition, others may assert rights in, or ownership of, our trademarks and other intellectual property rights or in similar marks or marks that we license and/or market and we may not be able to successfully resolve these conflicts to our satisfaction. We may need to resort to litigation to enforce our intellectual property rights, which could result in substantial costs and diversion of resources. Successful infringement claims against us could result in significant monetary liability or prevent us from selling some of our products. In addition, resolution of claims may require us to redesign our products, license rights from third parties or cease using those rights altogether. Any of these events could harm our business and cause our results of operations, liquidity, and financial condition to suffer.

We license our Vince website domain name from a third-party. Pursuant to the license agreement (the “Domain License Agreement”), our license to use www.vince.com automatically renews on an annual basis, subject to our right to terminate the arrangement with or without cause; provided, that we must pay the applicable early termination fee and provide 30 days prior notice in connection with a termination without cause. The licensor has no termination rights under the Domain License Agreement. Any failure by the licensor to perform its obligations under the Domain License Agreement could adversely affect our brand and make it more difficult for users to find our website.

Our limited operating experience and brand recognition in international markets may delay our expansion strategy and cause our business and growth to suffer.

We face risks with respect to our strategy to expand internationally, including our efforts to further expand our business in Canada, select European countries, Asia, including China, and the Middle East through company-operated locations, wholesale arrangements as well as with international partners. Our current operations are based largely in the U.S., with international wholesale sales representing 8% of net sales for fiscal 2019. Therefore, we have a limited number of customers and experience in operating outside of the U.S. We also do not have extensive experience with regulatory environments and market practices outside of the U.S. and cannot guarantee, notwithstanding our international partners’ familiarity with such environments and market practices, that we will be able to penetrate or successfully operate in any market outside of the U.S. Many of these markets have different operational characteristics, including employment and labor regulations, transportation, logistics, real estate (including lease terms) and local reporting or legal requirements, particularly in light of the COVID-19 pandemic and the impact on the international markets which remain unclear.

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

In particular, we are subject to the laws of the United Kingdom as well as France through our operations in the respective areas, including tax, employment, and corporate laws. We may also enter into other foreign jurisdictions and become subject to the laws of those jurisdictions in the future. If we fail to comply with some or all of those laws, we may be subject to fines or penalties that could negatively impact our business and results of operations.

Our current and future licensing arrangements may not be successful and may make us susceptible to the actions of third parties over whom we have limited control.

We currently have product licensing agreements for Vince women’s footwear and men’s footwear and on a limited basis, Vince fragrance. In the future, we may enter into select additional licensing arrangements for product offerings which require specialized expertise. In addition, we have entered into select licensing agreements pursuant to which we have granted certain third parties the right to distribute and sell our products in certain geographic areas, and may continue to do so in the future. Although we have taken and will continue to take steps to select potential licensing partners carefully and monitor the activities of our existing licensing partners (through, among other things, approval rights over product design, production quality, packaging, merchandising, marketing, distribution and advertising), such arrangements may not be successful. Our licensing partners may fail to fulfill their obligations under their license agreements or have interests that differ from or conflict with our own, such as the pricing of our products and the offering of competitive products. In addition, the risks applicable to the business of our licensing partners may be different than the risks applicable to our business, including risks associated with each such partner’s ability to:

•	react successfully to pandemic diseases such as the COVID-19 pandemic;
•	obtain capital;
•	exercise operational and financial control over its business;
•	maintain relationships with suppliers;
•	manage its credit and bankruptcy risks; and
•	maintain customer relationships.

Any of the foregoing risks, or the inability of any of our licensing partners to successfully market our products or otherwise conduct its business, may result in loss of revenue and competitive harm to our operations in regions or product categories where we have entered into such licensing arrangements.

The extent of our foreign sourcing may adversely affect our business.

We work with more than 60 manufacturers across eight countries, with 88% of our products produced in China in fiscal 2019. A manufacturing contractor’s failure to ship products to us in a timely manner or to meet the required quality standards could cause us to miss the delivery date requirements of our customers for those items. The failure to make timely deliveries may cause customers to cancel orders, refuse to accept deliveries or demand reduced prices, any of which could have a material adverse effect on us. As a result of the magnitude of our foreign sourcing, our business is subject to the following risks:

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
•

disease epidemics and health-related concerns, including the COVID-19 pandemic, which could result in travel restrictions, closed factories, reduced workforces, scarcity of raw materials and scrutiny or embargoing of goods produced in infected areas;

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

To date, the current U.S. Administration has imposed, and continues to propose to impose, additional tariffs to all imports from China, which tariff lines include products we manufacture. We continue to evaluate the known and potential impact of these effective and proposed tariffs and any other recent changes in foreign trade policy, including any retaliatory tariffs and other international trade agreements and policies, on our supply chain, costs, sales and profitability. While we have implemented certain strategies to mitigate such impact, including accelerating shipments, reviewing sourcing options, working with our suppliers and strategically increasing prices of some of our product and continue to evaluate mitigation options as necessary, any recently enacted, proposed and future tariffs on products imported by us from China could significantly increase our production costs and negatively impact our business and results of operations.

If these risks limit or prevent us from manufacturing products in any significant international market, prevent us from acquiring products from foreign suppliers, or significantly increase the cost of our products, our operations could be seriously disrupted until alternative suppliers are found or alternative markets are developed, which could negatively and significantly impact our business.  While we may be able to shift our sourcing options to avoid any negative macroenvironmental impact of a particular region such as China, executing such a shift would be time consuming and would be difficult or impracticable for many products and may result in an increase in our manufacturing costs and/or may negatively impact the quality of our products.  Any increase in the prices of our products and/or decline in the quality of our products could in turn negatively impact the demand for our products.

Fluctuations in the price, availability and quality of raw materials could cause delays and increase costs and cause our operating results and financial condition to suffer.

Fluctuations in the price, availability and quality of the fabrics or other raw materials, particularly cotton, silk, leather and synthetics used in our manufactured apparel, could have a material adverse effect on cost of sales or our ability to meet customer demands. The prices of fabrics depend largely on the market prices of the raw materials used to produce them. The price and availability of the raw materials and, in turn, the fabrics used in our apparel may fluctuate significantly, depending on many factors, including crop yields, weather patterns, labor costs and changes in oil prices as well as other economic factors, such as those related to the COVID-19 pandemic. We may not be able to create suitable design solutions that utilize raw materials with attractive prices or, alternatively, to pass higher raw materials prices and related transportation costs on to our customers. We are not always successful in our efforts to protect our business from the volatility of the market price of raw materials, and our business can be materially affected by dramatic movements in prices of raw materials. The ultimate effect of this change on our earnings cannot be quantified, as the effect of movements in raw materials prices on industry selling prices are uncertain, but any significant increase in these prices could have a material adverse effect on our business, financial condition and operating results.

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

We generally do not have long-term written agreements with any independent manufacturers. As a result, any single manufacturing contractor could unilaterally terminate its relationship with us at any time. Our top five manufacturers accounted for the production of approximately 50% of our finished products during fiscal 2019. Supply disruptions from these manufacturers (or any of our other manufacturers) could have a material adverse effect on our ability to meet customer demands, if we are unable to source suitable replacement materials at acceptable prices or at all. Moreover, alternative manufacturers, if available, may not be able to provide us with products or services of a comparable quality, at an acceptable price or on a timely basis. We may also, from time to time, make a decision to enter into a relationship with a new manufacturer. Identifying a suitable supplier is an involved process that requires us to become satisfied with their quality control, responsiveness and service, financial stability and labor and other ethical practices. There can be no assurance that there will not be a disruption in the supply of our products from independent manufacturers or that any new manufacturer will be successful in producing our products in a manner we expected, especially in light of the COVID-19 pandemic, which initially significantly impacted the regions many of these manufacturers are located. Moreover, during fiscal 2017, certain manufacturers demanded accelerated payment terms or prepayments as a condition to delivering finished goods to us, which required us to take various steps to address those requests to avoid disruptions in product deliveries and to return to normal terms. There can be no assurance that such demands would not recur in the future, particularly in light of economic challenges posed by the COVID-19 pandemic. In the event of any disruption with a manufacturer, we may not be able to substitute suitable alternative manufacturers in a timely and cost-efficient manner. The failure of any independent manufacturer to perform or the loss of any independent manufacturer could have a material adverse effect on our business, results of operations and financial condition.

If our independent manufacturers fail to use ethical business practices and comply with applicable laws and regulations, our brand images could be harmed due to negative publicity.

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

Violation of labor or other laws by our independent manufacturers or the divergence of an independent manufacturer’s labor or other practices from those generally accepted as ethical in the U.S. or other markets in which we do business could also attract negative publicity for us and our brands. From time to time, our audit results have revealed a lack of compliance in certain respects, including with respect to local labor, safety, and environmental laws. Other fashion companies have faced criticism after highly publicized incidents or compliance issues have occurred or been exposed at factories producing their products. To the extent our manufacturers do not bring their operations into compliance with such laws or resolve material issues identified in any of our audit results, we may face similar criticism and negative publicity. This could diminish the value of our brand images and reduce demand for our merchandise. In addition, other fashion companies have encountered organized boycotts of their products in such situations. If we, or other companies in our industry, encounter similar problems in the future, it could harm our brand images, stock price and results of operations.

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

In accordance with Financial Accounting Standards Board ASC Topic 350 Intangibles-Goodwill and Other (“ASC 350”), goodwill and other indefinite-lived intangible assets are tested for impairment at least annually during the fourth fiscal quarter and in an interim period if a triggering event occurs. Determining the fair value of goodwill and indefinite-lived intangible assets is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates and operating margins, discount rates and future market conditions, among others. We base our estimates on assumptions we believe to be reasonable, but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates. During the second quarter of fiscal 2019, the Acquired Businesses recorded impairment charges of $13,376 relating to goodwill and the tradename intangible assets. Furthermore, in light of the COVID-19 pandemic, it is likely there will be goodwill and intangible asset impairment charges recognized in the first fiscal quarter ended May 2, 2020. It is possible that our current estimates of future operating results could change adversely and impact the evaluation of the recoverability of the remaining carrying value of goodwill and intangible assets and that the effect of such changes could be material. There can be no assurances that we will not be required to record further charges in our financial statements which would negatively impact our results of operations during the period in which any impairment of our goodwill or intangible assets is determined.

We are required to pay to the Pre-IPO Stockholders 85% of certain tax benefits and could be required to make substantial cash payments in which our stockholders will not participate.

We entered into a Tax Receivable Agreement with the Pre-IPO Stockholders (as defined therein) in connection with the IPO and Restructuring Transactions which closed on November 27, 2013. Under the Tax Receivable Agreement, we will be obligated to pay to the Pre-IPO Stockholders an amount equal to 85% of the cash savings in federal, state and local income tax realized by us by virtue of our future use of the federal, state and local net operating losses (“NOLs”) held by us as of November 27, 2013, together with section 197 intangible deductions (collectively, the “Pre-IPO Tax Benefits”). “Section 197 intangible deductions” means amortization deductions with respect to certain amortizable intangible assets which are held by us and our subsidiaries immediately after November 27, 2013. Cash tax savings generally will be computed by comparing our actual federal, state and local income tax liability to the amount of such taxes that we would have been required to pay had such Pre-IPO Tax Benefits not been available to us. Assuming the federal, state and local corporate income tax rates presently in effect which includes the impact of the TCJA, no material change in applicable tax law and no limitation on our ability to use the Pre-IPO Tax Benefits under Section 382 of the U.S. Internal Revenue Code, as amended (the “Code”), the estimated cash benefit of the full use of these Pre-IPO Tax Benefits as of February 1, 2020 would be approximately $41,057, of which 85%, or approximately $34,898 plus accrued interest, is potentially payable to the Pre-IPO Stockholders under the terms of the Tax Receivable Agreement. As of February 1, 2020, $2,320, plus accrued interest, is currently outstanding. Accordingly, the Tax Receivable Agreement could require us to make substantial cash payments.

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

If we were to elect to terminate the Tax Receivable Agreement, based on a discount rate equal to monthly LIBOR plus 200 basis points, we estimate that as of February 1, 2020 we would be required to pay approximately $1,804 in the aggregate under the Tax Receivable Agreement.

We could incur significant costs in complying with environmental, health and safety laws or as a result of satisfying any liability or obligation imposed under such laws.

Our operations are subject to various federal, state, local and foreign environmental, health and safety laws and regulations. We could be held liable for the costs to address contamination of any real property ever owned, operated, or used as a disposal site. In addition, in the event that Kellwood becomes financially incapable of addressing the environmental liability incurred prior to the structural reorganization separating Kellwood from Vince Holding Corp. that occurred on November 27, 2013, a third party may file suit and attempt to allege that Kellwood and Vince Holding Corp. engaged in a fraudulent transfer by arguing that the purpose of the separation of the non-Vince assets from Vince Holding Corp. was to insulate our assets from the environmental liability. For example, pursuant to a Consent Decree with the U.S. Environmental Protection Agency (“EPA”) and the State of Missouri, a non-Vince subsidiary, which was separated from us in the Restructuring Transactions, is conducting a cleanup of contamination at the site of a plant in New Haven, Missouri, which occurred between 1973 and 1985. Kellwood has posted a letter of credit in the amount of approximately $5,900 as a performance guarantee for the estimated cost of the required remediation work. In connection with the Kellwood Sale, the letter of credit was transferred to the account of the Kellwood Purchaser. If, despite the financial assurance provided by the letter of credit as required by the EPA, the buyer of Kellwood became financially unable to address this remediation, and if the corporate separateness of Vince Holding Corp. is disregarded or if a fraudulent transfer is found to have occurred, we could be liable for the full amount of the remediation. If this were to occur or if we were to become liable for other environmental liabilities or obligations, it could have a material adverse effect on our business, financial condition or results of operations.

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

Affiliates of Sun Capital Partners, Inc. (“Sun Capital”) owned approximately 73% of our outstanding common stock as of May 31, 2020. As such, affiliates of Sun Capital will, for the foreseeable future, have significant influence over our reporting and corporate management and affairs, and will be able to control virtually all matters requiring stockholder approval. For so long as affiliates of Sun Capital own 30% or more of our outstanding shares of common stock, Sun Cardinal, LLC, an affiliate of Sun Capital, will have the right to designate a majority of our board of directors. For so long as affiliates of Sun Capital have the right to designate a majority of our board of directors, the directors designated by affiliates of Sun Capital may constitute a majority of each committee of our board of directors, other than the Audit Committee, and the chairman of each of the committees, other than the Audit Committee, may be a director serving on such committee who is designated by affiliates of Sun Capital, provided that, at such time as we are not a “controlled company” under the NYSE corporate governance standards, our committee membership will comply with all applicable requirements of those standards and a majority of our board of directors will be “independent directors,” as defined under the rules of the NYSE (subject to applicable phase-in rules).

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

Affiliates of Sun Capital control actions to be taken by us, our board of directors and our stockholders, including amendments to our amended and restated certificate of incorporation and amended and restated bylaws and approval of significant corporate transactions, including mergers and sales of substantially all of our assets. The directors designated by affiliates of Sun Capital have the authority, subject to the terms of our indebtedness and the rules and regulations of the NYSE, to issue additional stock, implement stock repurchase programs, declare dividends and make other decisions. The NYSE independence standards are intended to ensure that directors who meet the independence standard are free of any conflicting interest that could influence their actions as directors. Our amended and restated certificate of incorporation provides that the doctrine of “corporate opportunity” does not apply against Sun Capital or its affiliates, or any of our directors who are associates of, or affiliated with, Sun Capital, in a manner that would prohibit them from investing in competing businesses or doing business with our partners or customers. It is possible that the interests of Sun Capital and its affiliates may in some circumstances conflict with our interests and the interests of our other stockholders, including you. For example, Sun Capital may have different tax positions from other stockholders which could influence their decisions regarding whether and when we should dispose of assets, whether and when we should incur new or refinance existing indebtedness, especially in light of the existence of the Tax Receivable Agreement, and whether and when we should terminate the Tax Receivable Agreement and accelerate our obligations thereunder. In addition, the structuring of future transactions may take into consideration tax or other considerations of Sun Capital and its affiliates even where no similar benefit would accrue to us. See “Tax Receivable Agreement” under Note 14 “Related Party Transactions” to the Consolidated Financial Statements in this Annual Report for additional information.

We are a holding company and we are dependent upon distributions from our subsidiaries to pay dividends, taxes, and other expenses.

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

We file consolidated income tax returns on behalf of Vince Holding Corp. and Vince Intermediate Holding, LLC. Most of our future tax obligations will likely be attributed to the operations of Vince, LLC. Accordingly, most of the payments against the Tax Receivable Agreement will be attributed to the operations of Vince, LLC. We intend to cause Vince, LLC to pay distributions or make funds available to us in an amount sufficient to allow us to pay our taxes and any payments due to the Pre-IPO stockholders under the Tax Receivable Agreement. If, as a consequence of these various limitations and restrictions, we do not have sufficient funds to pay tax or other liabilities, we may have to borrow funds and thus our liquidity and financial condition could be materially adversely affected. To the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, such payments will be deferred and will accrue interest at a default rate of one-year LIBOR plus 500 basis points until paid. See “Tax Receivable Agreement” under Note 14 “Related Party Transactions” to the Consolidated Financial Statements in this Annual Report for more information regarding the terms of the Tax Receivable Agreement.

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

These anti-takeover provisions and other provisions under Delaware law could discourage, delay, or prevent a transaction involving a change of control of our Company, even if doing so would benefit our stockholders. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and to cause us to take other corporate actions you desire.

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

The following table sets forth the location, use and size of our significant corporate facilities and showrooms as of February 1, 2020, all of which are leased under various agreements expiring at various time through fiscal 2025, subject to renewal options.

Location	Use	Approximate Square Footage
New York, NY	Vince Corporate Office	33,009
New York, NY	Rebecca Taylor Corporate Office	31,653
Los Angeles, CA	Vince Design Studio	28,541
New York, NY	Parker Corporate Office & Showroom	9,276
New York, NY	Rebecca Taylor Showroom	5,900
Paris, France	Vince Showroom	4,209

We also rent two other showrooms in Los Angeles, California on month-to-month terms.

As of February 1, 2020, we leased 161,850 gross square feet related to our 68 company-operated retail stores. Our leases generally have initial terms of 10 years and cannot be extended or can be extended for one additional 5-year term, with the exception of a few recent leases which are on shorter terms. Substantially all of our leases require a fixed annual rent, and most require the payment of additional rent if store sales exceed a negotiated amount. Most of our leases are “net” leases, which require us to pay all of the cost of insurance, taxes, maintenance, and utilities. Although we generally cannot cancel these leases at our option, certain of our leases allow us, and in some cases, the lessor, to terminate the lease if we do not achieve a specified gross sales threshold.

The following store list shows the location, opening date, type, and size of our company-operated retail locations as of February 1, 2020:

Vince Locations	State	Opening Date	Type	Gross Square Feet	Selling Square Feet
Washington St. (Meatpacking - Women's)	NY	February 3, 2009	Street	2,000	1,600
Prince St. (Nolita)	NY	July 25, 2009	Street	2,002	1,356
San Francisco	CA	October 15, 2009	Street	1,895	1,408
Chicago	IL	October 1, 2010	Street	2,590	1,371
Madison Ave.	NY	August 3, 2012	Street	3,503	1,928
Westport	CT	March 28, 2013	Street	1,801	1,344
Greenwich	CT	July 19, 2013	Street	2,463	1,724
Mercer St. (Soho)	NY	August 22, 2013	Street	4,500	3,080
Columbus Ave. (Upper West Side)	NY	December 18, 2013	Street	4,465	3,126
Washington St. (Meatpacking - Men's)	NY	June 2, 2014	Street	1,827	1,027
Newbury St. (Boston)	MA	May 24, 2014	Street	4,124	3,100
Pasadena	CA	August 7, 2014	Street	3,475	2,200
Walnut St. (Philadelphia)	PA	August 4, 2014	Street	3,250	2,000
Abbot Kinney (Los Angeles)	CA	September 26, 2015	Street	1,990	1,815
Melrose (Los Angeles)	CA	October 15, 2017	Street	1,932	1,554
Draycott (London, UK)		September 18, 2019	Street	1,582	1,087
Fifth Ave.	NY	September 20, 2019	Street	2,820	1,948
Total Street (17):				46,219	31,668
Malibu	CA	August 9, 2009	Lifestyle Center	1,298	1,070
Dallas	TX	August 28, 2009	Lifestyle Center	1,368	1,182
Boca Raton	FL	October 13, 2009	Mall	1,547	1,199
White Plains	NY	November 6, 2009	Mall	1,325	1,045
Atlanta	GA	April 16, 2010	Mall	1,643	1,356
Palo Alto	CA	September 17, 2010	Lifestyle Center	2,028	1,391
Bellevue Square	WA	November 5, 2010	Mall	1,460	1,113
Manhasset (Long Island)	NY	April 22, 2011	Lifestyle Center	1,414	1,000
Newport Beach	CA	May 20, 2011	Lifestyle Center	1,656	1,242
Chestnut Hill	MA	July 25, 2014	Lifestyle Center	2,357	1,886
Brookfield (Downtown)	NY	March 26, 2015	Lifestyle Center	2,966	2,373
Merrick Park (Coral Gables)	FL	April 30, 2015	Lifestyle Center	2,512	1,871
Washington D.C. City Center	DC	April 30, 2015	Lifestyle Center	3,202	2,562
Scottsdale Quarter	AZ	May 15, 2015	Lifestyle Center	2,753	2,200
Houston	TX	October 1, 2015	Lifestyle Center	2,998	2,398
Las Vegas	NV	April 1, 2016	Mall	3,220	2,576
Tyson's Galleria (McLean)	VA	April 29, 2016	Mall	2,668	2,134
The Grove	CA	May 23, 2016	Lifestyle Center	2,717	2,174
Troy	MI	May 27, 2016	Mall	2,700	2,160

Vince Locations	State	Opening Date	Type	Gross Square Feet	Selling Square Feet
King of Prussia	PA	August 18, 2016	Mall	2,600	2,080
San Diego (Fashion Valley)	CA	August 25, 2016	Lifestyle Center	2,817	2,254
Honolulu	HI	May 25, 2017	Mall	1,828	1,371
Short Hills	NJ	March 29, 2018	Mall	1,450	1,290
El Paseo Village	CA	April 26, 2018	Lifestyle Center	2,394	1,882
Waterside Shops	FL	May 24, 2018	Mall	1,723	1,315
The Domain	TX	June 28, 2018	Mall	1,719	1,375
Pacific Palisades	CA	October 4, 2018	Lifestyle Center	2,953	2,525
Palm Beach Gardens	FL	October 19, 2018	Mall	2,360	2,025
Aventura	FL	April 5, 2019	Mall	1,873	1,280
Santana Row	CA	August 8, 2019	Lifestyle Center	2,295	1,517
Mall at Millenia	FL	November 21, 2019	Mall	1,768	1,275
Total Mall and Lifestyle Centers (31)				67,612	53,120
Total Full-Price (48)				113,831	84,788
Cabazon	CA	November 11, 2011	Outlet	2,066	1,653
Riverhead	NY	November 30, 2012	Outlet	2,100	1,490
Chicago	IL	August 1, 2013	Outlet	3,485	2,599
Seattle	WA	August 30, 2013	Outlet	2,214	1,550
Las Vegas	NV	October 3, 2013	Outlet	2,028	1,420
San Marcos	TX	October 10, 2014	Outlet	2,433	1,703
Carlsbad	CA	October 24, 2014	Outlet	2,453	1,717
Wrentham	MA	September 29, 2014	Outlet	2,000	1,400
Camarillo	CA	February 1, 2015	Outlet	3,001	2,101
Livermore	CA	August 13, 2015	Outlet	2,500	1,767
Chicago Premium	IL	August 27, 2015	Outlet	2,300	1,840
Woodbury Commons	NY	November 6, 2015	Outlet	2,289	1,831
Sawgrass	FL	December 4, 2015	Outlet	2,539	1,771
National Harbor	MD	June 27, 2019	Outlet	2,400	1,865
Total Outlets (14)				33,808	24,707
Total Vince Stores (62)				147,639	109,495

Rebecca Taylor Locations	State	Opening Date	Type	Gross Square Feet	Selling Square Feet
Meatpacking	NY	February 15, 2011	Street	2,386	1,800
Fashion Island	CA	December 9, 2011	Lifestyle	2,196	1,500
Westchester	NY	June 22, 2012	Mall	1,400	1,110
Madison	NY	August 3, 2012	Street	4,338	1,901
Aventura	FL	October 6, 2016	Mall	2,091	1,673
Northpark	TX	April 20, 2017	Mall	1,800	1,450
Total Rebecca Taylor Stores (6)				14,211	9,434

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

On September 6, 2019, Vince, LLC received a favorable judgment from the second instance court in the People’s Republic of China in connection with a trademark infringement case. The judgment awarded Vince, LLC approximately $700 in damages and fees, net of applicable taxes, which was included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss). This amount was paid in full to Vince, LLC by the defendants in the case in the fourth quarter of fiscal 2019.

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

Record Holders

As of May 31, 2020, there were 3 holders of record of our common stock.

Dividends

We have never paid cash dividends on our common stock. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business, and we do not anticipate paying any cash dividends in the foreseeable future. In addition, because we are a holding company, our ability to pay dividends depends on our receipt of cash distributions from our subsidiaries. The terms of our indebtedness substantially restrict the ability to pay dividends. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financing Activities” of this Annual Report for a description of the related restrictions.

Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, restrictions contained in current and future financing instruments and other factors that our board of directors deems relevant.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any shares of common stock during the three months ended February 1, 2020.

Unregistered Sales of Equity Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA.

As a “smaller reporting company” as defined by Rule 12b-2 of the Security Act of 1934, as amended (the “Exchange Act”), we are not required to provide the information in this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our fiscal year ends on the Saturday closest to January 31. Fiscal years 2019 and 2018 ended on February 1, 2020 (“fiscal 2019”) and February 2, 2019 (“fiscal 2018”), respectively. Fiscal years 2019 and 2018 each consisted of 52 weeks. The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report. All amounts disclosed are in thousands except store counts, share and per share data and percentages.

For purposes of this Annual Report, the “Company,” “we,” and “our,” refer to VHC and our wholly owned subsidiaries, including Vince Intermediate Holding, LLC and Vince, LLC. References to “Kellwood” refer, as applicable, to Kellwood Holding, LLC and its consolidated subsidiaries (including Kellwood Company, LLC) or the operations of the non-Vince businesses after giving effect to the Restructuring Transactions and prior to the Kellwood Sale. References to “Vince,” “Rebecca Taylor” or “Parker” refer only to the referenced brands.

On November 3, 2019, Vince, LLC, an indirectly wholly owned subsidiary of VHC, completed its acquisition (the “Acquisition”) of 100% of the equity interests of Rebecca Taylor, Inc. and Parker Holding, LLC (collectively, the “Acquired Businesses”) from Contemporary Lifestyle Group, LLC (“CLG”). Because the Acquisition was a transaction between commonly controlled entities, GAAP requires the retrospective combination of the entities for all periods presented as if the combination had been in effect since the inception of common control. Accordingly, the Company’s audited financial statements included in this Annual Report, including for the fiscal year ended February 2, 2019, reflect the retrospective combination of the entities as if the combination had been in effect since inception of common control. See Note 2 “Business Combinations” to the Consolidated Financial Statements in this Annual Report for further information.

This discussion contains forward-looking statements involving risks, uncertainties and assumptions that could cause our results to differ materially from expectations. For a discussion of the risks facing our business, see “Item 1A—Risk Factors” included in this Annual Report.

Recent Developments

The spread of the novel coronavirus (“COVID-19”), which was declared a pandemic by the World Health Organization in March 2020, has caused state and municipal public officials to mandate jurisdiction-wide curfews, including “shelter-in-place” and closures of most non-essential businesses as well as other measures to mitigate the spread of the virus. While we continue to serve our customers through our online e-commerce websites, we were forced to shut down all of our domestic and international retail locations alongside other retailers, including our wholesale partners, which has resulted in a sharp decline in our revenue and ability to generate cash flows from operations.  Although certain jurisdictions have since loosened the restrictive orders and a limited number of our retail stores have re-opened, the extent of the negative impact of COVID-19 on our operations remains uncertain and potentially wide-spread.

We have taken various measures in response to COVID-19, including:

•

entering into amendments to our 2018 Term Loan Facility as well as our 2018 Revolving Credit Facility to provide additional liquidity and amend certain financial covenants to allow increased operational flexibility (See Note 15 “Subsequent Events” to the Consolidated Financial Statements in this Annual Report for more details on these amendments);

•	furloughing all of our retail store associates as well as a significant portion of our corporate associates;
•	temporarily reducing retained employee salaries and board retainer fees;
•

engaging in active discussions with landlords to address the current operating environment including our rental obligations, while reopening a limited number of stores in accordance with the applicable regulations;

•

executing other operational initiatives to carefully manage our investments across all key areas, including aligning inventory levels with anticipated demand and reevaluating non-critical capital build-out and other investments and activities; and

•	streamlining our expense structure in all areas such as marketing, distribution, and product development to align with the business environment and sales opportunities.

The COVID-19 pandemic remains highly volatile and continues to evolve on a daily basis.  See Item 1A. Risk Factors — “Risks Related to Our Business — The COVID-19 pandemic has adversely affected, and is expected to continue to adversely affect, our business, financial condition, cash flow, liquidity and results of operations” for additional discussion regarding risks to our business associated with the COVID-19 pandemic.

Executive Overview

We are a global contemporary group, consisting of three brands: Vince, Rebecca Taylor and Parker. On November 3, 2019, we completed the acquisition of 100% of the equity interests of Rebecca Taylor, Inc. and Parker Holding, LLC (collectively, the “Acquired Businesses”) from Contemporary Lifestyle Group, LLC. See Note 2 “Business Combinations” to the Consolidated Financial Statements in this Annual Report for additional information.

Vince, established in 2002, is a leading global luxury apparel and accessories brand best known for creating elevated yet understated pieces for every day effortless style. Known for its range of luxury products, Vince offers women’s and men’s ready-to-wear and accessories through 48 full-price retail stores, 14 outlet stores, and its e-commerce site, vince.com and through its subscription service Vince Unfold, vinceunfold.com, as well as through premium wholesale channels globally.

Rebecca Taylor, founded in 1996 in New York City, is a high-end women’s contemporary lifestyle brand inspired by beauty in the everyday. The Rebecca Taylor collection is available at six full-price retail stores, through its e-commerce site at rebeccataylor.com and through its subscription service Rebecca Taylor RNTD at rebeccataylorrntd.com, as well as through high-end department and specialty stores worldwide.

Parker, founded in 2008 in New York City, is a contemporary women’s fashion brand that is trend focused. The Parker collection is available at parkerny.com as well as through high-end department and specialty stores worldwide.

We serve our customers through a variety of channels that reinforce our brand images. Our diversified channel strategy allows us to introduce our products to customers through multiple distribution points that are presented in three reportable segments: Vince Wholesale, Vince Direct-to-consumer and Rebecca Taylor and Parker.

Results of Operations

Comparable Sales

Comparable sales include our e-commerce sales in order to align with how we manage our brick-and-mortar retail stores and e-commerce online store as a combined single direct-to-consumer channel of distribution. As a result of our omni-channel sales and inventory strategy, as well as cross-channel customer shopping patterns, there is less distinction between our brick-and-mortar retail stores and our e-commerce online store and we believe the inclusion of e-commerce sales in our comparable sales metric is a more meaningful representation of these results and provides a more comprehensive view of our year over year comparable sales metric.

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

Fiscal 2019 Compared to Fiscal 2018

The following table presents, for the periods indicated, our operating results as a percentage of net sales as well as earnings per share data:

	Fiscal Year
	2019		2018**		Variances
		% of Net		% of Net
	Amount	Sales	Amount	Sales	Amount	Percent
(in thousands, except per share data and percentages)
Statements of Operations:
Net sales	$375,187	100.0%	$361,679	100.0%	$13,508	3.7%
Cost of products sold	196,757	52.4%	192,273	53.2%	4,484	2.3%
Gross profit	178,430	47.6%	169,406	46.8%	9,024	5.3%
Impairment of goodwill and intangible assets	19,491	5.2%	—	0.0%	19,491	*
Selling, general and administrative expenses	179,329	47.8%	164,049	45.3%	15,280	9.3%
(Loss) income from operations	(20,390)	(5.4)%	5,357	1.5%	(25,747)	(480.6)%
Interest expense, net	4,958	1.3%	6,922	1.9%	(1,964)	(28.4)%
Other (income) expense, net	(55,842)	(14.8)%	237	0.1%	(56,079)	*
Income (loss) before income taxes	30,494	8.1%	(1,802)	(0.5)%	32,296	*
Provision for income taxes	98	0.0%	156	0.0%	(58)	(37.2)%
Net income (loss)	$30,396	8.1%	$(1,958)	(0.5)%	$32,354	*
Earnings (loss) per share:
Basic earnings (loss) per share	$2.60		$(0.17)
Diluted earnings (loss) earnings per share	$2.55		$(0.17)

(*) Not meaningful

(**) Fiscal 2018 amounts reflect the retrospective combination of the entities. See Note 2 “Business Combinations” to the Consolidated Financial Statements in this Annual Report for additional details.

Net sales for fiscal 2019 were $375,187, increasing $13,508, or 3.7%, versus $361,679 for fiscal 2018, driven by increases in the Vince segments of $21,266 partly offset by a decline in the Rebecca Taylor and Parker segment of $7,758.

Gross profit increased $9,024, or 5.3%, to $178,430 in fiscal 2019 from $169,406 in fiscal 2018. As a percentage of sales, gross margin was 47.6%, compared with 46.8% in the prior year which was driven by improvements in the Vince Wholesale segment, partly offset by a decline in the Rebecca Taylor and Parker segment.

Impairment of goodwill and intangible assets for fiscal 2019 includes charges of $2,129 related to goodwill, $11,247 related to our indefinite-lived tradename assets and $6,115 related to our customer relationship intangible assets. See “Critical Accounting Policies” below for further details.

Selling, general and administrative (“SG&A”) expenses for fiscal 2019 were $179,329, increasing $15,280, or 9.3%, versus $164,049 for fiscal 2018. SG&A expenses as a percentage of sales were 47.8% and 45.3% for fiscal 2019 and fiscal 2018, respectively. The change in SG&A expenses compared to the prior year period was primarily due to:

•	$5,559 of increased compensation and benefits, partially due to growth in stores;

•	$3,571 of transaction and other related costs related to the Acquisition;
•	$2,499 of increased marketing investments;
•	$1,570 of increased rent and occupancy expenses primarily related to net new store openings;
•	$1,509 of increased investments in our e-commerce and Vince Unfold platforms; and
•	$1,350 of strategic consulting cost.

The above increases were partially offset by:

•	$1,701 decreased depreciation and amortization expense.

Interest expense, net decreased $1,964, or 28.4%, to $4,958 in fiscal 2019 from $6,922 in fiscal 2018 primarily due to the $816 write-off of deferred financing costs in the prior year related to the 2013 Term Loan Facility and the 2013 Revolving Credit Facility, lower borrowings under the 2018 Term Loan Facility, and lower interest rates on borrowings.

Other (income) expense, net was $(55,842) in fiscal 2019 and $237 in fiscal 2018. The change was primarily attributable to a $55,953 pre-tax benefit from re-measurement of the liability related to the Tax Receivable Agreement (“TRA”) in fiscal 2019 which adjustment was not required for the prior year. See “Critical Accounting Policies – Tax Receivable Agreement” below and Note 14 “Related Party Transactions” to the Consolidated Financial Statements in this Annual Report for further information.

Provision for income taxes for fiscal 2019 was $98 as compared to $156 for fiscal 2018. Our effective tax rate for fiscal 2019 and fiscal 2018 was 0.3% and (8.7)%, respectively. The effective tax rate for fiscal 2019 differed from the U.S. statutory rate of 21% primarily due to the impact of pre-tax items with no corresponding tax impact, primarily the revaluation of the TRA liability as well as the impairment of goodwill and intangible assets, partially offset by the impact of state taxes, and the impact of the valuation allowance established against our deferred tax asset. The effective tax rate for fiscal 2018 differed from the U.S. statutory rate of 21% primarily due to the impact of state taxes, the impact of the valuation allowance established against our deferred tax asset, and non-deductible officers’ compensation offset by the impact of a return to provision adjustment.

Performance by Segment

The Company has identified three reportable segments as further described below:

•	Vince Wholesale segment—consists of the Company’s operations to distribute Vince brand products to major department stores and specialty stores in the United States and select international markets;
•

Vince Direct-to-consumer segment—consists of the Company’s operations to distribute Vince brand products directly to the consumer through its Vince branded full-price specialty retail stores, outlet stores, and e-commerce platform; and

•

Rebecca Taylor and Parker segment—consists of the Company’s operations to distribute Rebecca Taylor and Parker brand products to high-end department and specialty stores worldwide and directly to the consumer through their own branded e-commerce platforms and Rebecca Taylor retail stores.

Unallocated corporate expenses are related to the Vince brand and are comprised of SG&A expenses attributable to corporate and administrative activities (such as marketing, design, finance, information technology, legal and human resources departments), and other charges that are not directly attributable to the Company’s Vince Wholesale and Vince Direct-to-consumer reportable segments.

	Fiscal Year
(in thousands)	2019	2018
Net Sales:
Vince Wholesale	$166,805	$159,635
Vince Direct-to-consumer	133,412	119,316
Rebecca Taylor and Parker	74,970	82,728
Total net sales	$375,187	$361,679

(Loss) income from operations:
Vince Wholesale	$55,440	$48,078
Vince Direct-to-consumer	10,127	6,442
Rebecca Taylor and Parker	(28,562)	1,218
Subtotal	37,005	55,738
Unallocated corporate	(57,395)	(50,381)
Total (loss) income from operations	$(20,390)	$5,357

Vince Wholesale

	Fiscal Year
(in thousands)	2019	2018	$ Change
Net sales	$166,805	$159,635	$7,170
Income from operations	55,440	48,078	7,362

Net sales from our Vince Wholesale segment increased $7,170, or 4.5%, to $166,805 in fiscal 2019 from $159,635 in fiscal 2018, primarily due to higher domestic and international full price shipments, partly offset by lower shipments to the off-price channel.

Income from operations from our Vince Wholesale segment increased $7,362, or 15.3%, to $55,440 in fiscal 2019 from $48,078 in fiscal 2018 primarily due to higher gross margin driven by efficiencies in the product development cycle and sourcing initiatives.

Vince Direct-to-consumer

	Fiscal Year
(in thousands)	2019	2018	$ Change
Net sales	$133,412	$119,316	$14,096
Income from operations	10,127	6,442	3,685

Net sales from our Vince Direct-to-consumer segment increased $14,096, or 11.8%, to $133,412 in fiscal 2019 from $119,316 in fiscal 2018. Comparable sales increased $8,493, or 6.6%, including e-commerce, primarily due to an increase in transactions and average dollar sale. Additionally, non-comparable store sales contributed $5,603 of sales growth. Since the end of fiscal 2018, three net new stores have opened, bringing our total retail store count to 62 (consisting of 48 full price stores and 14 outlet stores) as of February 1, 2020, compared to 59 (consisting of 45 full price stores and 14 outlet stores) as of February 2, 2019.

Income from operations from our Vince Direct-to-consumer segment increased $3,685, or 57.2%, to $10,127 in fiscal 2019 from $6,442 in fiscal 2018 primarily driven by higher net sales, as noted above, partially offset by increased SG&A expenses associated with our investments in the Vince Direct-to-consumer segment discussed in more detail above.

Rebecca Taylor and Parker

	Fiscal Year
(in thousands)	2019	2018	$ Change
Net sales	$74,970	$82,728	$(7,758)
(Loss) income from operations	(28,562)	1,218	(29,780)

Net sales from our Rebecca Taylor and Parker segment decreased $7,758, or 9.4%, to $74,970 in fiscal 2019 from $82,728 in fiscal 2018 primarily due to a $10,016 decrease in wholesale sales partly offset by an increase in the direct-to-consumer channels of $2,258.

Our Rebecca Taylor and Parker segment had a loss from operations of $28,562 in fiscal 2019 compared to income from operations of $1,218, in fiscal 2018. The loss from operations in fiscal 2019 included total goodwill and intangible asset impairment charges of $19,491 and property and equipment and lease right-of-use (“ROU”) asset impairment charges of $753. The remaining change in the loss from operations is primarily driven by the decrease in sales, as noted above, and a decline in gross profit as a result of higher inventory reserves of approximately $1,600 as well as higher tariff costs of approximately $2,000.

Liquidity and Capital Resources

Our sources of liquidity are cash and cash equivalents, cash flows from operations, if any, borrowings available under the 2018 Revolving Credit Facility and our ability to access capital markets. Our primary cash needs are funding working capital requirements, meeting our debt service requirements and capital expenditures for new stores and related leasehold improvements. The most significant components of our working capital are cash and cash equivalents, accounts receivable, inventories, accounts payable and other current liabilities. In light of the COVID-19 pandemic, we have taken various measures to improve our liquidity as described below.  Based on these measures and our current expectations, we believe that our sources of liquidity will generate sufficient cash flows to meet our obligations during the next twelve months from the date these financial statements are issued.

Amendments to Existing Credit Facilities

On June 8, 2020, Vince, LLC entered into the Third Amendment (the “Third Revolver Amendment”) to the 2018 Revolving Credit Facility and the Third Amendment (the “Third Term Loan Amendment”) to the 2018 Term Loan Credit Facility.  The Third Revolver Amendment, among others, temporarily increased availability under the facility’s borrowing base by increasing the aggregate commitments to $110,000 from $100,000 through November 30, 2020 and revising certain eligibility criteria of trade receivables to be included in the borrowing base during that period, as well as waived certain events of default.  The Third Term Loan Amendment, among others, temporarily suspended the requirement to maintain a specified Consolidated Fixed Charge Coverage Ratio through the delivery of a compliance certificate relating to the fiscal quarter ending July 31, 2021, and replaced it with a springing covenant, under which the obligation to maintain a specified Consolidated Fixed Charge Coverage Ratio of 1.0 to 1.0 is triggered only when the excess availability under the 2018 Revolving Credit Facility falls below $15,000, or for the period between September 6, 2020 and January 9, 2021, $10,000, and for the period between January 10, 2021 and January 31, 2021, $12,500.  The Third Term Loan Amendment also revised the Consolidated Fixed Charge Coverage Ratio required to be maintained following the period of the covenant suspension such that the required ratio is now 1.50 to 1.0 for the fiscal quarter ending July 31, 2021 and 1.75 to 1.0 for each fiscal quarter thereafter, as well as waived certain events of default. See Note 15 “Subsequent Events” to the Consolidated Financial Statements in this Annual Report for more details on these amendments.

Operational Adjustments

In response to the COVID-19 pandemic, we have implemented, and continue to implement, various operational measures, including:

•	furloughing all of our retail store associates as well as a significant portion of our corporate associates;
•	temporarily reducing retained employee salaries and board retainer fees;
•	engaging in active discussions with landlords to address the current operating environment including rent, while reopening a limited number of stores in accordance with the applicable regulations;
•

executing other operational initiatives to carefully manage our investments across all key areas, including aligning inventory levels with anticipated demand and reevaluating non-critical capital build-out and other investments and activities; and

•	streamlining our expense structure in all areas such as marketing, distribution, and product development to align with the business environment and sales opportunities.

In addition, affiliates of Sun Capital, who own approximately 73% of the outstanding shares of the Company’s common stock, have committed through June 15, 2021 to provide financial support to the Company of up to $8,000 upon the occurrence of certain events and conditions.

We believe the Company’s liquidity is further supported by the amended terms of our credit facilities combined with anticipated receipts from our e-commerce business and on a limited basis, from our reopened retail stores and wholesale business, which we project to primarily occur over the next several months, as well as the disciplined management of the Company’s operating expenses based on the operational measures described above.

COVID-19 pandemic remains highly volatile and continues to evolve on a daily basis, which could negatively affect the outcome of the measures intended to address its impact and/or our current expectations of the Company’s future business performance, as discussed under “— Item 1A. Risk Factors—Risks Related to Our Business”.

Operating Activities

	Fiscal Year
(in thousands)	2019	2018*
Operating activities
Net income (loss)	$30,396	$(1,958)
Add (deduct) items not affecting operating cash flows:
Adjustment to Tax Receivable Agreement Liability	(55,953)	—
Impairment of goodwill and intangible assets	19,491	—
Depreciation and amortization	9,602	11,298
Impairment of property and equipment and Lease ROU assets	818	1,684
Loss on disposal of property and equipment	128	293
Deferred rent	—	(1,476)
Deferred income taxes	101	176
Share-based compensation expense	2,033	1,335
Loss on debt extinguishment	—	816
Amortization of deferred financing cost	554	660
Other, net	(304)	106
Changes in assets and liabilities:
Receivables, net	(2,628)	(9,922)
Inventories	5,252	(10,875)
Prepaid expenses and other current assets	2,942	224
Accounts payable and accrued expenses	7,606	9,928
Other assets and liabilities	(3,219)	327
Net cash provided by operating activities	$16,819	$2,616

(*) Fiscal 2018 amounts reflect the retrospective combination of the entities. See Note 2 “Business Combinations” to the Consolidated Financial Statements in this Annual Report for additional details.

Net cash provided by operating activities during fiscal 2019 was $16,819 which consisted of a net income of $30,396, impacted by non-cash items of $(23,530) and cash provided by working capital of $9,953. Net cash provided by working capital resulted from a cash inflow in accounts payable and accrued expenses of $7,606 primarily due to the timing of payments to vendors and a cash inflow in inventories of $4,654 due to lower in-transit inventories, partly offset by a cash outflow in receivables, net of $2,628 driven largely by the timing of collections.

Net cash provided by operating activities during fiscal 2018 was $2,616, which consisted of a net loss of $1,958, impacted by non-cash items of $14,892 and cash used in working capital of $10,318. Net cash used in working capital resulted from a cash outflow in receivables, net of $9,922 driven largely by lower sales allowances and a cash outflow in inventories of $11,113 due to higher in-transit inventories, offset by cash inflow in accounts payable and accrued expenses of $9,928 primarily due to timing of payments to vendors.

Investing Activities

	Fiscal Year
(in thousands)	2019	2018*
Investing activities
Payments for capital expenditures	$(4,523)	$(3,699)
Net cash used in investing activities	$(4,523)	$(3,699)

(*) Fiscal 2018 amounts reflect the retrospective combination of the entities. See Note 2 “Business Combinations” to the Consolidated Financial Statements in this Annual Report for additional details.

Net cash used in investing activities of $4,523 during fiscal 2019 represents capital expenditures related to retail store build-outs, including leasehold improvements and store fixtures.

Net cash used in investing activities of $3,699 during fiscal 2018 represents capital expenditures related to retail store build-outs, including leasehold improvements and store fixtures.

Financing Activities

	Fiscal Year
(in thousands)	2019	2018*
Financing activities
Net proceeds from borrowings under the Revolving Credit Facilities	$8,707	$2,116
Net (repayment of) proceeds from borrowings under the Acquired Businesses Revolving Credit Facilities	(17,649)	1,084
Proceeds from borrowings under the Term Loan Facilities	—	27,500
Repayment of borrowings under the Term Loan Facilities	(2,750)	(33,000)
Tax payments related to restricted stock vesting	(321)	—
Proceeds from stock option exercises, restricted stock vesting, and issuance of common stock under employee stock purchase plan	35	18
Financing fees	(13)	(2,455)
Net cash used in financing activities	$(11,991)	$(4,737)

(*) Fiscal 2018 amounts reflect the retrospective combination of the entities. See Note 2 “Business Combinations” to the Consolidated Financial Statements in this Annual Report for additional details.

Net cash used in financing activities was $11,991 during fiscal 2019, primarily consisting of $17,649 of net repayments of borrowings under the Acquired Businesses revolving credit facilities and $2,750 of repayments under the 2018 Term Loan Facility partly offset by $8,707 of net proceeds received under the 2018 Revolving Credit Facility. The acquisition of the Acquired Businesses was funded with borrowings under the 2018 Revolving Credit Facility of which $19,099, plus accrued interest, was used to repay the outstanding debt obligations under the Acquired Businesses Revolving Credit Facilities.

Net cash used in financing activities was $4,737 during fiscal 2018, primarily consisting of $33,000 of repayments under the 2013 Term Loan Facility offset by $27,500 of borrowings under the 2018 Term Loan Facility, net proceeds received from Revolving Credit Facilities of $2,116 and net proceeds from borrowings under the Acquired Businesses Revolving Credit facilities. Financing fees of $2,455 were paid as part of the refinancing of our 2013 Revolving Credit Facility and 2013 Term Loan Facility.

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

The 2018 Term Loan Facility contains a requirement that Vince, LLC maintain a Consolidated Fixed Charge Coverage Ratio (as defined in the credit agreement for the 2018 Term Loan Facility) as of the last day of any period of four fiscal quarters not to exceed 0.85:1.00 for the fiscal quarter ended November 3, 2018, 1.00:1.00 for the fiscal quarter ended February 2, 2019, 1.20:1.00 for the fiscal quarter ending May 4, 2019, 1.35:1.00 for the fiscal quarter ending August 3, 2019, 1.50:1.00 for the fiscal quarters ending November 2, 2019 and February 1, 2020 and 1.75:1.00 for the fiscal quarter ending May 2, 2020 and each fiscal quarter thereafter. In addition, the 2018 Term Loan Facility contains customary representations and warranties, other covenants, and events of default, including but not limited to, covenants with respect to limitations on the incurrence of additional indebtedness, liens, burdensome agreements, guarantees, investments, loans, asset sales, mergers, acquisitions, prepayment of other debt, the repurchase of capital stock, transactions with affiliates, and the ability to change the nature of the Company’s business or its fiscal year, and distributions and dividends. The 2018 Term Loan Facility generally permits dividends to the extent that no default or event of default is continuing or would result from a contemplated dividend, so long as (i) after giving pro forma effect to the contemplated dividend and for the following six months Excess Availability will be at least the greater of 20.0% of the Loan Cap (as defined in the credit agreement for the 2018 Term Loan Facility) and $10,000, (ii) after giving pro forma effect to the contemplated dividend, the Consolidated Fixed Charge Coverage Ratio for the 12 months preceding such dividend will be greater than or equal to 1.0 to 1.0 (provided that the Consolidated Fixed Charge Coverage Ratio may be less than 1.0 to 1.0 if, after giving pro forma effect to the contemplated dividend,

Excess Availability for the six fiscal months following the dividend is at least the greater of 25.0% of the Loan Cap and $12,500), and (iii) the pro forma Fixed Charge Coverage Ratio after giving effect to such contemplated dividend is no less than the minimum Consolidated Fixed Charge Coverage Ratio for such quarter. In addition, the 2018 Term Loan Facility is subject to a Borrowing Base (as defined in the credit agreement of the 2018 Term Loan Facility) which can, under certain conditions, result in the imposition of a reserve under the 2018 Revolving Credit Facility. As of February 1, 2020, the Company was in compliance with applicable covenants.

The 2018 Term Loan Facility also contains an Excess Cash Flow (as defined in the credit agreement for the 2018 Term Loan Facility) sweep requirement in which Vince, LLC remits 50% of Excess Cash Flow reduced on a dollar-for-dollar basis by any voluntary prepayments of the 2018 Term Loan Facility or the 2018 Revolving Credit Facility (to the extent accompanied by a permanent reduction in commitments) during such fiscal year or after the fiscal year but prior to the date of the excess cash flow payment, to be applied to the outstanding principal balance commencing 10 business days after the filing of the Company’s Annual Report on Form 10-K starting from fiscal year ended February 1, 2020.

Through February 1, 2020, on an inception to date basis, the Company had made repayments of $2,750 on the 2018 Term Loan Facility.

Subsequent to February 1, 2020, the Company entered into certain amendments for the 2018 Term Loan Facility. See Note 15 “Subsequent Events” to the Consolidated Financial Statements in this Annual Report for further information.

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

The 2018 Revolving Credit Facility contains representations and warranties, other covenants and events of default that are customary for this type of financing, including covenants with respect to limitations on the incurrence of additional indebtedness, liens, burdensome agreements, guarantees, investments, loans, asset sales, mergers, acquisitions, prepayment of other debt, the repurchase of capital stock, transactions with affiliates, and the ability to change the nature of the Company’s business or its fiscal year. The 2018 Revolving Credit Facility generally permits dividends in the absence of any event of default (including any event of default arising from a contemplated dividend), so long as (i) after giving pro forma effect to the contemplated dividend and for the following six months Excess Availability will be at least the greater of 20.0% of the Loan Cap and $10,000 and (ii) after giving pro forma effect to the contemplated dividend, the Consolidated Fixed Charge Coverage Ratio for the 12 months preceding such dividend will be greater than or equal to 1.0 to 1.0 (provided that the Consolidated Fixed Charge Coverage Ratio may be less than 1.0 to 1.0 if, after giving pro forma effect to the contemplated dividend, Excess Availability for the six fiscal months following the dividend is at least the greater of 25.0% of the Loan Cap and $12,500). As of February 1, 2020, the Company was in compliance with applicable covenants.

On November 1, 2019, Vince, LLC entered into the First Amendment (the “First Revolver Amendment”) to the 2018 Revolving Credit Facility, which provides the borrower the ability to elect the Daily LIBOR Rate in lieu of the Base Rate to be applied to the borrowings upon applicable notice.  The “Daily LIBOR Rate” means a rate equal to the Adjusted LIBOR Rate in effect on such day for deposits for a one day period, provided that, upon notice and not more than once every 90 days, such rate may be substituted for a one week or one month period for the Adjusted LIBOR Rate for a one day period.

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

Subsequent to February 1, 2020, the Company entered into an amendment for the 2018 Revolving Credit Facility. See Note 15 “Subsequent Events” to the Consolidated Financial Statements in this Annual Report for further information.

As of February 1, 2020, $59,916 was available under the 2018 Revolving Credit Facility, net of the loan cap, and there were $27,723 of borrowings outstanding and $6,505 of letters of credit outstanding under the 2018 Revolving Credit Facility. The weighted average interest rate for borrowings outstanding under the 2018 Revolving Credit Facility as of February 1, 2020 was 3.3%.

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

On August 21, 2018, the Company refinanced the 2013 Revolving Credit Facility by entering into the 2018 Term Loan Facility and the 2018 Revolving Credit Facility. All outstanding amounts under the 2013 Revolving Credit Facility of $40,689, including interest, were repaid in full and the 2013 Revolving Credit Facility was terminated.

Acquired Businesses Short-Term Borrowings

On July 23, 2014, Parker Lifestyle, LLC, as borrower, and Sun Capital Partners V, L.P., as guarantor, entered into a Loan Authorization Agreement with BMO Harris Bank N.A., as lender, for a revolving credit facility.  On December 21, 2016, that facility was amended to include Rebecca Taylor, Inc.  The maximum credit line was $25,000 (the “BMO Obligations”) subject to a maximum credit limit, which required that the sum of (i) the aggregate principal amounts of loans outstanding, (ii) the aggregate undrawn stated amount of letters of credit issued under the credit facility, and (iii) the aggregate amount of any unreimbursed draws under any letters of credit issued, shall not exceed the credit limit. Any letters of credit issued under the BMO Obligations credit facility were subject to the same maximum credit line. On November 3, 2019, in conjunction with the acquisition of the Acquired Businesses, $19,099 plus accrued interest of the cash consideration was used to pay-off the outstanding debt obligation under this facility. On November 3, 2019, at the request of the Company and upon the satisfaction of certain release conditions, the BMO Obligations were released.

Off-Balance Sheet Arrangements

We did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes during the periods presented herein.

Contractual Obligations

The following table summarizes our contractual obligations as of February 1, 2020:

	Future payments due by period
(in thousands)	2020	2021-2022	2023-2024	Thereafter	Total
Unrecorded contractual obligations
Other contractual obligations (1)	$38,585	$1,124	$—	$—	$39,709
Recorded contractual obligations
Operating lease obligations	27,472	49,535	37,211	19,692	133,910
Long-term debt obligations	2,750	5,500	16,500	—	24,750
Tax Receivable Agreement (2)				2,320	2,320
Total	$68,807	$56,159	$53,711	$22,012	$200,689

(1)	Consists primarily of inventory purchase obligations and service contracts.

Subsequent to February 1, 2020, the Company reduced certain inventory purchase obligations totaling approximately $1,900 as part of its operational adjustments in response to the COVID-19 pandemic.

(2)	VHC entered into the Tax Receivable Agreement with the Pre-IPO Stockholders (as described in Note 14 “Related Party Transactions” to the Consolidated Financial Statements in this Annual Report).

The summary above does not include the following items:

•

As of February 1, 2020, we have recorded $2,304 of unrecognized tax benefits, excluding interest and penalties. We are unable to make reliable estimates of cash flows by period due to the inherent uncertainty surrounding the effective settlement of these positions.

•

Interest payable under the 2018 Term Loan Facility, which is calculated at a rate equal to the 90-day LIBOR rate (subject to a 0% floor) plus applicable margins subject to a pricing grid based on a minimum Consolidated EBITDA (as defined in the credit agreement for the 2018 Term Loan Facility) calculation.

•

Interest payable under the 2018 Revolving Credit facility, which is calculated at either the LIBOR or the Base Rate, in each case, with applicable margins subject to a pricing grid based on an average daily excess availability calculation. The “Base Rate” means, for any day, a fluctuating rate per annum equal to the highest of (i) the rate of interest in effect for such day as publicly announced from time to time by Citizens as its prime rate; (ii) the Federal Funds Rate for such day, plus 0.5%; and (iii) the LIBOR Rate for a one month interest period as determined on such day, plus 1.00%.

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

The following critical accounting policies reflect the significant estimates and judgments used in the preparation of our consolidated financial statements. With respect to critical accounting policies, even a relatively minor variance between actual and expected experience can potentially have a materially favorable or unfavorable impact on subsequent consolidated results of operations. For more information on our accounting policies, please refer to the Notes to Consolidated Financial Statements in this Annual Report.

Revenue Recognition and Reserves for Allowances

The Company recognizes revenue when performance obligations identified under the terms of contracts with its customers are satisfied, which generally occurs upon the transfer of control in accordance with the contractual terms and conditions of the sale. Sales are recognized when the control of the goods are transferred to the customer for the Company’s wholesale businesses, upon receipt by the customer for the Company’s e-commerce businesses, and at the time of sale to the consumer for the Company’s retail businesses. Sales are measured as the amount of consideration the Company expects to receive in exchange for transferring goods, which includes estimates for variable consideration. Variable consideration mainly includes discounts, chargebacks, markdown allowances, cooperative advertising programs, and sales returns. Estimated amounts of discounts, chargebacks, markdown allowances, cooperative advertising programs, and sales returns are accounted for as reductions of sales when the associated sale occurs. These estimated amounts are adjusted periodically based on changes in facts and circumstances when the changes become known. On the Company’s consolidated balance sheet, reserves for sales returns are included within other accrued liabilities, and the value of inventory associated with reserves for sales returns are included in prepaid expenses and other current assets. The Company continues to estimate the amount of sales returns based on known trends and historical return rates.

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

At February 1, 2020, a hypothetical 1% change in the reserves for allowances would have resulted in a change of $137 in accounts receivable and net sales.

Inventory Valuation

Inventory values are reduced to net realizable value when there are factors indicating that certain inventories will not be sold on terms sufficient to recover their cost. Out-of-season inventories may be sold to off-price retailers and other customers who serve a customer base that will purchase prior year fashions and may be liquidated through our outlets and our e-commerce websites. The amount, if any, that these customers will pay for prior year fashions is determined by the desirability of the inventory itself as well as the general level of prior year goods available to these customers. The assessment of inventory value, as a result, is highly subjective and requires an assessment of the seasonality of the inventory, its future desirability, and future price levels in the off-price sector.

In our wholesale businesses, some of our products are purchased for and sold to specific customers’ orders. For the remainder of our business, products are purchased in anticipation of selling them to a specific customer based on historical trends. The loss of a major customer, whether due to the customer’s financial difficulty or other reasons, could have a significant negative impact on the value of the inventory expected to be sold to that customer. This negative impact can also extend to purchase obligations for goods that have not yet been received. These obligations involve product to be received into inventory over the next one to six months.

At February 1, 2020, a hypothetical 1% change in the inventory obsolescence reserve would have resulted in a change of $36 in inventory, net and cost of products sold.

Fair Value Assessments of Goodwill and Other Indefinite-Lived Intangible Assets

Goodwill and other indefinite-lived intangible assets are tested for impairment at least annually and in an interim period if a triggering event occurs. As discussed in further detail below, we determined that a triggering event occurred during the second quarter of fiscal 2019.

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

We estimate the fair value of our tradename intangible assets using a discounted cash flow valuation analysis, which is based on the “relief from royalty” methodology.  This methodology assumes that in lieu of ownership, a third party would be willing to pay a royalty in order to exploit the related benefits of these types of assets. The relief from royalty approach is dependent on a number of factors, including estimates of future growth, royalty rates in the category of intellectual property, discount rates and other variables.  We base our fair value estimates on assumptions we believe to be reasonable, but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates. We recognize an impairment loss when the estimated fair value of the tradename intangible asset is less than the carrying value.

An entity may pass on performing the qualitative assessment for a reporting unit or indefinite-lived intangible asset and directly perform the quantitative assessment. This determination can be made on an asset by asset basis, and an entity may resume performing a qualitative assessment in subsequent periods.

During the second quarter of fiscal 2019, the Company identified facts and circumstances that indicated that the fair value of goodwill associated with Rebecca Taylor and Parker, the Rebecca Taylor tradename and the Parker tradename may not be recoverable, resulting in the determination that a triggering event had occurred. Because of decreases in projected revenues and declines in margins due to increases of aged inventory related to the Rebecca Taylor and Parker brands that were considered other than temporary, the Company performed a quantitative assessment on goodwill and these indefinite-lived intangible assets.

The Company estimated the fair value of the Rebecca Taylor and Parker tradename intangible assets using the relief from royalty methodology and determined that the fair value of the Rebecca Taylor and Parker tradenames were below their carrying amounts. Accordingly, the Company recorded an impairment charge for the Rebecca Taylor and Parker tradename intangible assets of $11,247, which was recorded within Impairment of goodwill and intangible assets on the Consolidated Statements of Operations and Comprehensive Income (Loss) in fiscal 2019. Significant assumptions utilized in these analyses included projected revenue growth rates, royalty rates and discount rates. A quantitative impairment test on the goodwill allocated to the Rebecca Taylor and Parker reporting unit determined that the fair value was below the carrying value. The Company estimated the fair value using the income valuation approach. “Step one” of the assessment determined that the fair value was below the carrying amount by $2,129, and as a result the Company recorded a goodwill impairment charge of $2,129 within Impairment of goodwill and intangible assets on the Consolidated Statements of Operations and Comprehensive Income (Loss) in fiscal 2019. There were no impairment charges for fiscal 2018.

In accordance with Accounting Standards Codification 350, indefinite-lived intangibles should be reassessed each reporting period to determine whether events or circumstances continue to support an indefinite life. Based on the factors that led to the recognition of the Parker tradename impairment charge the Company determined that the indefinite life classification was no longer appropriate for the Parker tradename. Accordingly, the Company determined a 10-year useful life was more appropriate and began amortizing the Parker tradename as of the beginning of the third quarter of fiscal 2019.

In both fiscal 2019 and fiscal 2018, the Company performed its annual impairment test during the fourth quarter. The Company elected to perform a qualitative impairment test on goodwill allocated to the Company’s Vince Wholesale reporting unit and concluded that it was more likely than not that the fair value of the Company’s Vince Wholesale reporting unit exceeded its carrying value and was not impaired. Goodwill was $41,435 as of February 1, 2020 and February 2, 2019.

The Company also elected to perform a qualitative impairment test on its Vince tradename intangible asset and concluded that it is more likely than not that the fair value of the Company’s Vince tradename intangible asset exceeds its carrying value and the Vince tradename intangible asset is not impaired. There was no additional impairment as part of the annual impairment test for Rebecca Taylor tradename. Tradename intangible assets were $76,730 and $88,006 as of February 1, 2020 and February 2, 2019 respectively, which is included within Intangible assets, net in our consolidated balance sheets.

Furthermore, in light of the COVID-19 pandemic, it is likely there will be goodwill and intangible asset impairment charges recognized in the first fiscal quarter ended May 2, 2020.

Property and Equipment, Operating Lease Assets and Other Finite-Lived Intangible Assets

The Company reviews its property and equipment, operating lease assets and finite-lived intangible assets for impairment when the existence of facts and circumstances indicate that the useful life is shorter than previously estimated or that the carrying amount of such assets may not be recoverable from future operations based on undiscounted cash flow. Recoverability of these assets is evaluated by comparing the carrying value of the asset with estimated future undiscounted cash flows. If the comparisons indicate that the value of the asset is not recoverable, an impairment loss is calculated as the difference between the carrying value and the fair value of the asset and the loss is recognized during that period. The fair value of operating lease assets is based on the present value of comparable market rents. The long-lived asset impairment test is dependent on a number of factors, including estimates of future growth, profitability and cash flows, discount rates and other variables.

During the second quarter of fiscal 2019, the Company identified facts and circumstances that indicated that the net book value of finite-lived intangible assets associated with Rebecca Taylor and Parker may not be recoverable, resulting in the determination that a triggering event had occurred. We recorded a non-cash asset impairment charge of $6,115 related to the Rebecca Taylor and Parker customer relationships, within Impairment of goodwill and intangible assets on the Consolidated Statements of Operations and Comprehensive Income (Loss), as we had determined that the fair value of these customer relationships was $0. Significant assumptions utilized in these analyses included projected revenue growth rates and discount rates.

During fiscal 2019, we recorded non-cash asset impairment charges of $818, within SG&A expenses on the Consolidated Statements of Operations and Comprehensive Income (Loss), related to the impairment of certain retail stores as the carrying values were determined not to be recoverable. The impairment charge consisted of $641 related to property and equipment and $177 related to operating lease right-of-use assets.  The carrying amounts of these assets were adjusted to their estimated fair values. Prior to the impairment charge, the assets associated with these retail stores had a total net book value of $1,620.

During fiscal 2018, we recorded non-cash asset impairment charges of $1,684, within SG&A expenses on the Consolidated Statements of Operations and Comprehensive Income (Loss), related to the impairment of property and equipment for certain retail stores as the carrying values were determined not to be recoverable. The carrying amounts of these assets were adjusted to their estimated fair values. Prior to the impairment charge, these retail stores had a total net book value of $1,740.

The finite-lived intangible assets are comprised of customer relationships which are being amortized on a straight-line basis over their useful lives of 20 years. After the impairment of the Parker tradename as discussed in “Fair Value Assessments of Goodwill and Other Indefinite-Lived Intangible Assets” above, the Parker tradename intangible asset is now being amortized on a straight-line basis over its useful life of 10 years.

Furthermore, in light of the COVID-19 pandemic, it is likely there will be property and equipment, operating lease asset or other finite-lived intangible asset impairment charges recognized in the first fiscal quarter ended May 2, 2020.

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

          As of February 1, 2020, our TRA liability was recorded at $2,320 after reducing the liability by $55,953 as a result of changes in the levels of projected pre-tax income, as well as the acquisition of NOLs from the Acquired Businesses. The TRA liability is classified as non-current under Other liabilities on our Consolidated Balance Sheets.

In light of the impact of the COVID-19 pandemic, the TRA liability will likely be reduced to zero in the first fiscal quarter ended May 2, 2020.

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

Due to the uncertain nature of the realization of our deferred income tax assets, during the fourth quarter of fiscal 2016, we recorded valuation allowances within Provision for income taxes on the Consolidated Statements of Operations and Comprehensive Income (Loss). During fiscal 2019, the Company recorded additional valuation allowances in the amount of $1,402 and maintained a full valuation allowance on its deferred tax assets as it does not believe it is more likely than not that such deferred tax assets will be recognized. This valuation allowance is subject to periodic review, and if the allowance is reduced, the tax benefit will be recorded in the future operations as a reduction of our income tax expense.

Recent Accounting Pronouncements

For information on certain recently issued or proposed accounting standards which may impact the Company, please refer to the notes to Consolidated Financial Statements in this Annual Report.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Rule 12b-2 of the Security Act of 1934, as amended (the “Exchange Act”), we are not required to provide the information in this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See “Index to the Audited Consolidated Financial Statements,” which is located on page F-1 appearing at the end of this Annual Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Attached as exhibits to this Annual Report are certifications of our Chief Executive Officer and Chief Financial Officer. Rule 13a-14 of the Exchange Act requires that we include these certifications with this report. This Controls and Procedures section includes information concerning the disclosure controls and procedures referred to in the certifications. You should read this section in conjunction with the certifications.

Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of February 1, 2020.

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

Changes in Internal Control Over Financial Reporting

          There have been no changes in internal control over financial reporting during the quarter ended February 1, 2020 that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of February 1, 2020. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on this assessment, management has concluded that, as of February 1, 2020, our internal control over financial reporting was not effective, as management identified a deficiency in internal control over financial reporting that was determined to rise to the level of a material weakness. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

In accordance with guidance issued by the Securities and Exchange Commission, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred. We have excluded from our evaluation of internal control over financial reporting the internal control activities of our Acquired Businesses, Rebecca Taylor, Inc. and Parker Holding, LLC, which we acquired on November 3, 2019 (refer to Note 2 “Business Combinations” to the accompanying consolidated financial statements for additional information). The Acquired Businesses comprised approximately 12% of the Company’s total assets at February 1, 2020 and approximately 20% of the Company’s total revenue for fiscal 2019. As of February 1, 2020, we are in the process of evaluating the internal controls of the Acquired Businesses and integrating them into our existing operations.

We previously identified and disclosed in our Annual Report on Form 10-K for the period ended February 2, 2019, as well as in our Quarterly Reports on Form 10-Q for each interim period in fiscal 2019, a material weakness in our internal control over financial reporting relating to the following:

IT general controls

We did not maintain adequate user access controls to ensure appropriate segregation of duties and to adequately restrict access to financial applications and data.

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

Remediation Efforts to Address the Material Weakness

During fiscal 2019, we made continued progress on our comprehensive remediation plan related to this material weakness by implementing the following controls and procedures:

•	The Company implemented and executed procedures designed to monitor and evaluate system change reports related to the order entry/ERP system;
•	The Company modified its system access rights to limit the use of generic ID’s, particularly in instances where those ID’s possessed privileged access rights; and
•	The Company effectively designed and implemented a full recertification of AX user access rights.

To fully address the remediation of deficiencies related to segregation of duties, we will need to fully remediate the deficiencies regarding systems access discussed below.

Management continues to follow a comprehensive remediation plan to fully address this material weakness. The remediation plan includes implementing and effectively operating controls related to the routine reviews of user system access and user re-certifications, inclusive of those related to users with privileged access, as well as, to ensure user’s access rights to systems are removed timely upon termination.

While we have reported a material weakness that is not remediated in fiscal 2019, we believe we made continued progress in addressing financial, compliance, and operational risks and improving controls across the Company. Until the material weakness is remediated, we will continue to perform additional analysis, substantive testing, and other post-closing procedures to ensure that our consolidated financial statements are prepared in accordance with U.S. GAAP.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is incorporated herein by reference from the Company’s definitive proxy statement for its 2020 annual meeting of stockholders, filed as Exhibit 99.1 to this Annual Report.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item is incorporated herein by reference from the Company’s definitive proxy statement for its 2020 annual meeting of stockholders, filed as Exhibit 99.1 to this Annual Report.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated herein by reference from the Company’s definitive proxy statement for its 2020 annual meeting of stockholders, filed as Exhibit 99.1 to this Annual Report.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated herein by reference from the Company’s definitive proxy statement for its 2020 annual meeting of stockholders, filed as Exhibit 99.1 to this Annual Report.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item is incorporated herein by reference from the Company’s definitive proxy statement for its 2020 annual meeting of stockholders, filed as Exhibit 99.1 to this Annual Report.

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

4.3	Description of Vince Holding Corp.’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

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

10.8†

Vince Holding Corp. Amended and Restated 2013 Omnibus Incentive Plan (incorporated by reference to Annex A to the Company’s Information Statement on Schedule 14C filed with the Securities and Exchange Commission on April 26, 2018).

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

10.14†

Employment Agreement, dated as of October 22, 2015, by and between Vince, LLC to Brendan Hoffman (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 10, 2015).

10.15†

Employment Offer Letter, dated as of January 12, 2016, by and between Vince, LLC and David Stefko (incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 14, 2016).

10.16†

Employment Offer Letter, dated as of June 30, 2016, by and between Vince, LLC and Mark Engebretson (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 8, 2016).

10.17†

Amendment No. 1 to Employment Offer Letter, dated as of September 12, 2016, by and between Vince, LLC to Mark Engebretson (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 8, 2016).

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

Exhibit Number	Exhibit Description

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

10.26†

Employment Offer Letter, dated as of January 10, 2017, by and between Vince, LLC and Marie Fogel (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 12, 2019).

10.27†

Amendment No. 1 to Employment Offer Letter, dated as of July 11, 2017, by and between Vince, LLC and Marie Fogel (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 12, 2019).

10.28

Amendment No. 2 to Employment Offer Letter, dated as of June 29, 2018, by and between Vince, LLC and Marie Fogel (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 12, 2019).

10.29

Credit Agreement (“2018 Revolving Credit Facility Credit Agreement”), dated as of August 21, 2018, by and among Vince, LLC as the borrower, the guarantors named therein, Citizens Bank, N.A., as administrative agent and collateral agent, and the other lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2018).

10.30

First Amendment to 2018 Revolving Credit Facility Credit Agreement, dated November 1, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 12, 2019).

10.31

Joinder, Confirmation, Ratification, Commitment Increase and Second Amendment to Credit Agreement and Ancillary Documents, dated as of November 4, 2019, by and among Vince, LLC, as borrower, the guarantors named therein, Rebecca Taylor, Inc., Parker Holding, LLC, Parker Lifestyle, LLC, Rebecca Taylor Retail Store, LLC, Citizens Bank, N.A., as the administrative agent under 2018 Revolving Credit Facility Credit Agreement, and other lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities Exchange Commission on November 5, 2019).

10.32

Credit Agreement (“2018 Term Loan Facility Credit Agreement”), dated as of August 21, 2018, by and among Vince, LLC as the borrower, the guarantors named therein, Crystal Financial, LLC, as administrative agent and collateral agent, and the other lenders from time to time party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2018).

Exhibit Number	Exhibit Description

10.33

Joinder, Confirmation, Ratification, Commitment Increase and Amendment to Credit Agreement and Related Documents, dated as of November 4, 2019, by and among Vince, LLC, as the borrower, the guarantors named therein, Rebecca Taylor, Inc., Rebecca Taylor Retail Store, LLC, Parker Lifestyle, LLC, Parker Holding, LLC and Crystal Financial LLC, as administrative agent and collateral agent under 2018 Term Loan Facility Credit Agreement.

10.34†

Form of Restricted Stock Unit Agreement with respect to RSUs granted to Brendan Hoffman and David Stefko on May 25, 2018 (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 12, 2019).

10.35†

Form of Restricted Stock Unit Agreement with respect to RSUs granted pursuant to the Company’s annual long-term incentive program (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 12, 2019).

10.36†

Form of Restricted Stock Unit Agreement with respect to RSUs granted pursuant to the Company’s 2018 Option Exchange (incorporated by reference to Exhibit (d)(9) to the Company’s Tender Offer Statement on Schedule TO filed with the Securities and Exchange Commission on April 26, 2018).

10.37

Equity Purchase Agreement, dated November 4, 2019 and effective November 3, 2019, by and between Vince, LLC and Contemporary Lifestyle Group, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities Exchange Commission on November 5, 2019).

10.38	Employment Offer Letter, dated May 23, 2019, by and between Vince, LLC and Lee Meiner.

21.1	List of subsidiaries of Vince Holding Corp.

23.1	Consent of PricewaterhouseCoopers LLP

23.2	Consent of Crowe LLP

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Definitive Proxy Statement, dated June 11, 2020

101	Financial Statements in XBRL Format

†	Indicates exhibits that constitute management contracts or compensatory plans or arrangements
ITEM 16.	FORM 10-K SUMMARY.

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

Signature	Title	Date

/s/ Brendan Hoffman	Chief Executive Officer (Principal Executive Officer) (Director)	June 11, 2020
Brendan Hoffman

/s/ David Stefko	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	June 11, 2020
David Stefko

/s/ Matthew Garff	Director	June 11, 2020
Matthew Garff

/s/ Jerome Griffith	Director	June 11, 2020
Jerome Griffith

/s/ Robin Kramer	Director	June 11, 2020
Robin Kramer

/s/ Marc J. Leder	Director	June 11, 2020
Marc J. Leder

/s/ Michael Mardy	Director	June 11, 2020
Michael Mardy

/s/ Eugenia Ulasewicz	Director	June 11, 2020
Eugenia Ulasewicz

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Vince Holding Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vince Holding Corp. and its subsidiaries (the “Company”) as of February 1, 2020 and February 2, 2019, and the related consolidated statements of operations and comprehensive income (loss), of stockholders’ equity and of cash flows for the years then ended, including the related notes and the accompanying schedule of valuation and qualifying accounts for the years then ended (collectively referred to as the “consolidated financial statements”). In our opinion, based on our audits and the report of other auditors with respect to the consolidated financial statements as of and for the year ended February 2, 2019, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 1, 2020 and February 2, 2019, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

We did not audit the financial statements of Contemporary Lifestyle Group, LLC, as of and for the year ended February 2, 2019, which statements reflect total assets of $62.1 million as of February 2, 2019, and total revenues of $82.7 million for the year then ended. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Contemporary Lifestyle Group, LLC as of and for the year ended February 2, 2019, is based solely on the report of the other auditors.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases as of February 3, 2019.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

Emphasis of Matter

As discussed in Note 15 to the consolidated financial statements, in March 2020, the Company shut down all of its domestic and international retail locations alongside other retailers, including its wholesale partners, in response to COVID-19 which has resulted in a sharp decline in the Company’s revenue and ability to generate cash flows from operations. Management’s evaluation of these events and conditions and management’s plans to mitigate these matters are also described in Note 15.

/s/ PricewaterhouseCoopers LLP

New York, New York

June 11, 2020

We have served as the Company's auditor since 2012.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

Vince Holding Corp.

New York, New York

Opinion on the Financial Statements

We have audited the consolidated balance sheet of Contemporary Lifestyle Group LLC, and Subsidiaries (the "Company") as of February 2, 2019, the related consolidated statements of operations, comprehensive income, member’s equity, and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements", but not presented separately herein). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 2, 2019, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Crowe LLP

We have served as the Company's auditor since 2017.

Oak Brook, Illinois

June 11, 2020

VINCE HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	February 1,	February 2,
	2020	2019 *
Assets
Current assets:
Cash and cash equivalents	$466	$209
Trade receivables, net	40,660	38,038
Inventories, net	66,393	71,634
Prepaid expenses and other current assets	6,725	9,634
Total current assets	114,244	119,515
Property and equipment, net	25,274	29,317
Operating lease right-of-use assets, net	94,632	—
Intangible assets, net	81,533	100,491
Goodwill	41,435	43,564
Deferred income taxes	102	203
Other assets	5,082	3,942
Total assets	$362,302	$297,032

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$43,075	$40,256
Accrued salaries and employee benefits	9,620	6,933
Other accrued expenses	14,194	11,633
Short-term lease liabilities	20,638	—
Short-term borrowings	—	17,649
Current portion of long-term debt	2,750	2,750
Total current liabilities	90,277	79,221
Long-term debt	48,680	42,340
Deferred rent	—	17,177
Long-term lease liabilities	90,211	—
Other liabilities	2,354	59,048

Commitments and contingencies (Note 6)

Stockholders' equity:
Common stock at $0.01 par value (100,000,000 shares authorized, 11,680,593 and 11,622,994 shares issued and outstanding at February 1, 2020 and February 2, 2019, respectively)	117	116
Additional paid-in capital	1,137,147	1,135,401
Accumulated deficit	(1,006,381)	(1,036,188)
Accumulated other comprehensive loss	(103)	(83)
Total stockholders' equity	130,780	99,246
Total liabilities and stockholders' equity	$362,302	$297,032

See accompanying notes to Consolidated Financial Statements.

* Fiscal 2018 amounts reflect the retrospective combination of the entities. See Note 2 “Business Combinations” for additional details.

VINCE HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data and share amounts)

	Fiscal Year
	2019	2018 *
Net sales	$375,187	$361,679
Cost of products sold	196,757	192,273
Gross profit	178,430	169,406
Impairment of goodwill and intangible assets	19,491	—
Selling, general and administrative expenses	179,329	164,049
(Loss) income from operations	(20,390)	5,357
Interest expense, net	4,958	6,922
Other (income) expense, net	(55,842)	237
Income (loss) before income taxes	30,494	(1,802)
Provision for income taxes	98	156
Net income (loss)	$30,396	$(1,958)
Other comprehensive income (loss):
Foreign currency translation adjustments	(20)	(18)
Comprehensive income (loss)	$30,376	$(1,976)
Earnings (loss) per share:
Basic earnings (loss) per share	$2.60	$(0.17)
Diluted earnings (loss) earnings per share	$2.55	$(0.17)
Weighted average shares outstanding:
Basic	11,665,541	11,619,828
Diluted	11,929,299	11,619,828

See accompanying notes to Consolidated Financial Statements.

* Fiscal 2018 amounts reflect the retrospective combination of the entities. See Note 2 “Business Combinations” for additional details.

VINCE HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Stock
	Number of Shares Outstanding	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of February 3, 2018 *	11,616,500	$116	$1,134,048	$(1,034,230)	$(65)	$99,869
Comprehensive income:
Net loss	—	—	—	(1,958)	—	(1,958)
Foreign currency translation adjustment	—	—	—		(18)	(18)
Total Comprehensive Income						(1,976)
Share-based compensation expense	—	—	1,335	—	—	1,335
Exercise of stock options and issuance of common stock under employee stock purchase plan ("ESPP")	1,654	—	18	—	—	18
Restricted stock unit vestings	4,840	—	—	—	—	—
Balance as of February 2, 2019 *	11,622,994	116	1,135,401	(1,036,188)	(83)	99,246
Comprehensive income:
Net income	—	—	—	30,396	—	30,396
Foreign currency translation adjustment	—	—	—	—	(20)	(20)
Total Comprehensive Income						30,376
Cumulative effect of accounting change from adoption of ASU 2016-02	—	—	—	(589)	—	(589)
Share-based compensation expense	—	—	2,033	—	—	2,033
Restricted stock unit vestings	79,918	1	—	—	—	1
Tax withholdings related to restricted stock vesting	(24,509)	—	(321)	—	—	(321)
Issuance of common stock related to ESPP	2,190	—	34	—	—	34
Balance as of February 1, 2020	11,680,593	$117	$1,137,147	$(1,006,381)	$(103)	$130,780

See accompanying notes to Consolidated Financial Statements.

* Fiscal 2017 and 2018 amounts reflect the retrospective combination of the entities. See Note 2 “Business Combinations” for additional details.

VINCE HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Twelve Months Ended
	February 1, 2020	February 2, 2019
Operating activities
Net income (loss)	$30,396	$(1,958)
Add (deduct) items not affecting operating cash flows:
Adjustment to Tax Receivable Agreement Liability	(55,953)	—
Impairment of goodwill and intangible assets	19,491	—
Depreciation and amortization	9,602	11,298
Impairment of property and equipment and Lease ROU assets	818	1,684
Loss on disposal of property and equipment	128	293
Deferred rent	—	(1,476)
Deferred income taxes	101	176
Share-based compensation expense	2,033	1,335
Loss on debt extinguishment	—	816
Amortization of deferred financing cost	554	660
Other, net	(304)	106
Changes in assets and liabilities:
Receivables, net	(2,628)	(9,922)
Inventories	5,252	(10,875)
Prepaid expenses and other current assets	2,942	224
Accounts payable and accrued expenses	7,606	9,928
Other assets and liabilities	(3,219)	327
Net cash provided by operating activities	16,819	2,616
Investing activities
Payments for capital expenditures	(4,523)	(3,699)
Net cash used in investing activities	(4,523)	(3,699)
Financing activities
Net proceeds from borrowings under the Revolving Credit Facilities	8,707	2,116
Net (repayment of) proceeds from borrowings under the Acquired Businesses Revolving Credit Facilities	(17,649)	1,084
Proceeds from borrowings under the Term Loan Facilities	—	27,500
Repayment of borrowings under the Term Loan Facilities	(2,750)	(33,000)
Tax payments related to restricted stock vesting	(321)	—
Proceeds from stock option exercises, restricted stock vesting, and issuance of common stock under employee stock purchase plan	35	18
Financing fees	(13)	(2,455)
Net cash used in financing activities	(11,991)	(4,737)
Increase (decrease) in cash, cash equivalents, and restricted cash	305	(5,820)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(20)	2
Cash, cash equivalents, and restricted cash, beginning of period	361	6,179
Cash, cash equivalents, and restricted cash, end of period	646	361
Less: restricted cash at end of period	180	152
Cash and cash equivalents per balance sheet at end of period	$466	$209

Supplemental Disclosures of Cash Flow Information
Cash payments on Tax Receivable Agreement obligation	$—	$351
Cash payments for interest	4,195	5,481
Cash payments for income taxes, net of refunds	(13)	27
Supplemental Disclosures of Non-Cash Investing and Financing Activities
Capital expenditures in accounts payable and accrued liabilities	494	103

See accompanying notes to Consolidated Financial Statements.

* Fiscal 2018 amounts reflect the retrospective combination of the entities. See Note 2 “Business Combinations” for additional details.

VINCE HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data and share amounts)

Note 1. Description of Business and Summary of Significant Accounting Policies

On November 27, 2013, Vince Holding Corp. (“VHC” or the “Company”), previously known as Apparel Holding Corp., closed an initial public offering (“IPO”) of its common stock and completed a series of restructuring transactions (the “Restructuring Transactions”) through which Kellwood Holding, LLC acquired the non-Vince businesses, which included Kellwood Company, LLC (“Kellwood Company” or Kellwood”), from the Company. The Company continues to own and operate the Vince business, which includes Vince, LLC. References to “Vince”, “Rebecca Taylor” or “Parker” refer only to the referenced brand.

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

On November 3, 2019, Vince, LLC, an indirectly wholly owned subsidiary of VHC, completed its acquisition (the “Acquisition”) of 100% of the equity interests of Rebecca Taylor, Inc. and Parker Holding, LLC (collectively, the “Acquired Businesses”) from Contemporary Lifestyle Group, LLC (“CLG”). The Acquired Businesses represented all of the operations of CLG. Because the Acquisition was a transaction between commonly controlled entities, GAAP requires the retrospective combination of the entities for all periods presented as if the combination had been in effect since the inception of common control. Accordingly, the Company’s audited financial statements included in this Annual Report, including for the fiscal year ended February 2, 2019, reflect the retrospective combination of the entities as if the combination had been in effect since inception of common control. See Note 2 “Business Combinations” for further information.

(A) Description of Business: The Company is a global contemporary group, consisting of three brands: Vince, Rebecca Taylor, and Parker. Vince, established in 2002, is a leading global luxury apparel and accessories brand best known for creating elevated yet understated pieces for every day effortless style. Rebecca Taylor, founded in 1996 in New York City, is a high-end women’s contemporary lifestyle brand inspired by beauty in the everyday. Parker, founded in 2008 in New York City, is a contemporary women’s fashion brand that is trend focused. The Company reaches its customers through a variety of channels, specifically through major wholesale department stores and specialty stores in the United States (“U.S.”) and select international markets, as well as through the Company’s branded retail locations and the Company’s websites. The Company designs products in the U.S. and sources the vast majority of products from contract manufacturers outside the U.S., primarily in Asia. Products are manufactured to meet the Company’s product specifications and labor standards.

(B) Basis of Presentation: The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

The consolidated financial statements include the Company’s accounts and the accounts of the Company’s wholly-owned subsidiaries as of February 1, 2020. All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the financial statements contain all adjustments (consisting solely of normal recurring adjustments) and disclosures necessary for a fair statement.

As noted above, the Company’s audited financial statements for the fiscal year ended February 2, 2019, as set forth in the 2018 Annual Report on Form 10-K now reflect the retrospective combination of the entities as if the combination had been in effect since inception of common control. See Note 2 “Business Combinations” for further information.

(C) Fiscal Year: The Company operates on a fiscal calendar widely used by the retail industry that results in a given fiscal year consisting of a 52 or 53-week period ending on the Saturday closest to January 31.

•	References to “fiscal year 2019” or “fiscal 2019” refer to the fiscal year ended February 1, 2020; and
•	References to “fiscal year 2018” or “fiscal 2018” refer to the fiscal year ended February 2, 2019.

Fiscal years 2019 and 2018 consisted of a 52-week period.

(D) Sources and Uses of Liquidity:  The Company’s sources of liquidity are cash and cash equivalents, cash flows from operations, if any, borrowings available under the 2018 Revolving Credit Facility and the Company’s ability to access capital markets. The Company’s primary cash needs are funding working capital requirements, meeting debt service requirements and capital expenditures for new stores and related leasehold improvements. See Note 15, “Subsequent Events’ for further discussion regarding the impact of the novel coronavirus (“COVID-19”) on the Company’s sources and uses of liquidity.

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

Significant estimates inherent in the preparation of the consolidated financial statements include accounts receivable allowances, customer returns, the net realizable value of inventory, reserves for contingencies, useful lives and impairments of long-lived tangible and intangible assets, the impact of COVID-19 in evaluating the Company’s sources and uses of liquidity, Tax Receivable Agreement obligation, and accounting for income taxes, among others.

(F) Cash and cash equivalents:  All demand deposits and highly liquid short-term deposits with original maturities of three months or less are considered cash equivalents.

(G) Accounts Receivable and Concentration of Credit Risk: The Company maintains an allowance for accounts receivable estimated to be uncollectible. The provision for bad debts is included in Selling, general and administrative (“SG&A”) expense. Substantially all of the Company’s trade receivables are derived from sales to retailers and are recorded at the invoiced amount and do not bear interest. The Company performs ongoing credit evaluations of its wholesale partners’ financial condition and requires collateral as deemed necessary. The past due status of a receivable is based on its contractual terms. Account balances are charged off against the allowance when it is probable the receivable will not be collected.

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

In fiscal 2019, sales to one wholesale partner accounted for more than ten percent of the Company’s net sales. These sales represented 22% of fiscal 2019 net sales. In fiscal 2018, sales to one wholesale partner accounted for more than ten percent of the Company’s net sales. These sales represented 22% of fiscal 2018 net sales.

Three wholesale partners each represented greater than ten percent of the Company’s gross accounts receivable balance as of February 1, 2020, with a corresponding aggregate total of 60% of such balance. Four wholesale partners each represented greater than ten percent of the Company’s gross accounts receivable balance as of February 2, 2019, with a corresponding aggregate total of 72% of such balance.

(H) Inventories: Inventories are stated at the lower of cost or net realizable value. Cost is determined on the first-in, first-out basis. The cost of inventory includes purchase cost as well as sourcing, transportation, duty, and other processing costs associated with acquiring, importing, and preparing inventory for sale. Inventory costs are included in cost of products sold at the time of their sale. Product development costs are expensed in SG&A expense when incurred. Inventory values are reduced to net realizable value when there are factors indicating that certain inventories will not be sold on terms sufficient to recover their cost. Inventories consisted of finished goods. As of February 1, 2020 and February 2, 2019, finished goods, net of reserves were $66,393 and $71,634, respectively.

The Company has two major suppliers that accounted for approximately 34% of inventory purchases for fiscal 2019. Amounts due to these suppliers was $3,173 included in accounts payable in the consolidated balance sheet as of February 1, 2020. The Company had two major suppliers that accounted for approximately 26% of inventory purchases for fiscal 2018. Amounts due to these suppliers was $3,968 included in accounts payable in the consolidated balance sheet as of February 2, 2019.

(I) Property and Equipment: Property and equipment are stated at cost. Depreciation is computed on the straight-line method over estimated useful lives of three to ten years for furniture, fixtures, and equipment. Leasehold improvements are depreciated on the straight-line basis over the shorter of their estimated useful lives or the lease term, excluding renewal terms. Capitalized software is depreciated on the straight-line basis over the estimated economic useful life of the software, generally three to seven years. Maintenance and repair costs are charged to earnings while expenditures for major renewals and improvements are capitalized. Upon the disposition of property and equipment, the accumulated depreciation is deducted from the original cost and any gain or loss is reflected in current earnings. Property and equipment consisted of the following:

	February 1,	February 2,
(in thousands)	2020	2019
Leasehold improvements	$43,075	$41,705
Furniture, fixtures and equipment	14,565	13,777
Capitalized software	12,516	12,048
Construction in process	905	362
Total property and equipment	71,061	67,892
Less: accumulated depreciation	(45,787)	(38,575)
Property and equipment, net	$25,274	$29,317

Depreciation expense was $7,886 and $8,601 for fiscal 2019 and fiscal 2018, respectively.

(J) Impairment of Long-lived Assets:  The Company reviews long-lived assets which consist of property and equipment, operating lease assets and intangible assets with a finite life for impairment when the existence of facts and circumstances indicate that the useful life is shorter than previously estimated or that the carrying amount of an asset group may not be recoverable from future operations based on undiscounted expected future cash flows. The asset group is defined as the lowest level for which identifiable cash flows are available and largely independent of the cash flows of other groups of assets, which for our retail stores is at the store level.  The estimated fair value of the asset or asset group is based on discounted future cash flows of the asset or asset group using a discount rate commensurate with the related risk. For operating lease assets, the Company determines the fair value of the assets by discounting the estimated market rental rates over the remaining term of the lease. These estimates can be affected by factors such as future store results, real estate demand, store closure plans, property specific discount rate and economic conditions that can be difficult to predict.

During fiscal 2019, the Company recorded non-cash asset impairment charges of $818, within SG&A expenses on the Consolidated Statements of Operations and Comprehensive Income (Loss), related to the impairment of certain retail stores as the carrying values were determined not to be recoverable. The impairment charge consisted of $641 related to property and equipment and $177 related to operating lease right-of-use assets. The carrying amounts of these assets were adjusted to their estimated fair values. Additionally, during the second quarter of fiscal 2019, the Company identified facts and circumstances that indicated that the net book value of finite-lived intangible assets associated with Rebecca Taylor and Parker may not be recoverable, resulting in the determination that a triggering event had occurred. The Company recorded a non-cash asset impairment charge of $6,115 related to the Rebecca Taylor and Parker customer relationships within Impairment of goodwill and intangible assets on the Consolidated Statements of Operations and Comprehensive Income (Loss), as the Company had determined that the fair value of these customer relationships was $0. Significant assumptions utilized in these analyses included projected revenue growth rates and discount rates.

During fiscal 2018, the Company recorded non-cash asset impairment charges of $1,684 within SG&A expenses on the Consolidated Statements of Operations and Comprehensive Income (Loss), related to the impairment of property and equipment for certain retail stores as the carrying values were determined not to be recoverable. The carrying amounts of these assets were adjusted to their estimated fair values.

(K) Goodwill and Other Intangible Assets: Goodwill and other indefinite-lived intangible assets are tested for impairment at least annually and in an interim period if a triggering event occurs. As discussed in further detail below, we determined that a triggering event occurred during the second quarter of fiscal 2019.

Goodwill is not allocated to the Company’s operating segments in the measure of segment assets regularly reported to and used by management, however goodwill is allocated to operating segments (goodwill reporting units) for the purpose of the annual impairment test for goodwill.

Goodwill represents the excess of the cost of acquired businesses over the fair market value of the identifiable net assets. The indefinite-lived intangible assets are the Vince tradename and the Rebecca Taylor tradename.

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

The Company estimates the fair value of the tradename intangible assets using a discounted cash flow valuation analysis, which is based on the “relief from royalty” methodology.  This methodology assumes that in lieu of ownership, a third party would be willing to pay a royalty in order to exploit the related benefits of these types of assets. The relief from royalty approach is dependent on a number of factors, including estimates of future growth, royalty rates in the category of intellectual property, discount rates and other variables.  The Company bases its fair value estimates on assumptions it believes to be reasonable, but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates. The Company recognizes an impairment loss when the estimated fair value of the tradename intangible asset is less than the carrying value.

An entity may pass on performing the qualitative assessment for a reporting unit or indefinite-lived intangible asset and directly perform the quantitative assessment. This determination can be made on an asset by asset basis, and an entity may resume performing a qualitative assessment in subsequent periods.

During the second quarter of fiscal 2019, the Company identified facts and circumstances that indicated that the fair value of goodwill associated with Rebecca Taylor and Parker, the Rebecca Taylor tradename and the Parker tradename may not be recoverable, resulting in the determination that a triggering event had occurred. Because of decreases in projected revenues and declines in margins due to increases of aged inventory related to the Rebecca Taylor and Parker brands that were considered other than temporary, the Company performed a quantitative assessment on goodwill and these indefinite-lived intangible assets.

The Company estimated the fair value of the Rebecca Taylor and Parker tradename intangible assets using the relief from royalty methodology and determined that the fair value of the Rebecca Taylor and Parker tradenames were below their carrying amounts. Accordingly, the Company recorded an impairment charge for the Rebecca Taylor and Parker tradename intangible assets of $11,247, which was recorded within Impairment of goodwill and intangible assets on the Consolidated Statements of Operations and Comprehensive Income (Loss) in fiscal 2019. Significant assumptions utilized in these analyses included projected revenue growth rates, royalty rates and discount rates. A quantitative impairment test on the goodwill allocated to the Rebecca Taylor and Parker reporting unit determined that the fair value was below the carrying value. The Company estimated the fair value using the income valuation approach. “Step one” of the assessment determined that the fair value was below the carrying amount by $2,129, and as a result the Company recorded a goodwill impairment charge of $2,129 within Impairment of goodwill and intangible assets on the Consolidated Statements of Operations and Comprehensive Income (Loss) in fiscal 2019.  There were no impairment charges for fiscal 2018.

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

In accordance with Accounting Standards Codification (“ASC”) 350, indefinite-lived intangibles should be reassessed each reporting period to determine whether events or circumstances continue to support an indefinite life. Based on the impairment charge calculated, the Company determined that the indefinite life classification was no longer appropriate for the Parker tradename. Accordingly, the Company determined a 10-year useful life was more appropriate and began amortizing the Parker tradename as of the beginning of the third quarter of fiscal 2019. The remaining definite-lived intangible assets are comprised of customer relationships and are being amortized on a straight-line basis over their useful lives of 20 years.

In both fiscal 2019 and fiscal 2018, the Company performed its annual impairment test during the fourth quarter. The Company elected to perform a qualitative impairment test on goodwill allocated to the Company’s Vince Wholesale reporting unit and concluded that it was more likely than not that the fair value of the Company’s Vince Wholesale reporting unit exceeded its carrying value and was not impaired. Goodwill was $41,435 as of February 1, 2020 and February 2, 2019.

The Company also elected to perform a qualitative impairment test on its Vince tradename intangible asset and concluded that it is more likely than not that the fair value of the Company’s Vince tradename intangible asset exceeds its carrying value and the Vince tradename intangible asset is not impaired. There was no additional impairment as part of the annual impairment test for Rebecca Taylor tradename. Tradename intangible assets were $76,730 and $88,006 as of February 1, 2020 and February 2, 2019 respectively, which is included within Intangible assets, net in our consolidated balance sheets.

See Note 3 “Goodwill and Intangible Assets” for more information on the details surrounding goodwill and intangible assets.

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

(M) Leases: The Company determines if a contract contains a lease at inception. The Company leases various office spaces, showrooms and retail stores which generally have initial terms of 10 years and cannot be extended or can be extended for one additional 5-year term, with the exception of a few recent leases which are on shorter terms. The Company will not include renewal options in the underlying lease term unless the Company is reasonably certain to exercise the renewal option. Substantially all of the Company’s leases require a fixed annual rent, and most require the payment of additional rent if store sales exceed a negotiated amount. These percentage rent expenses are considered as variable lease costs and are recognized in the consolidated financial statements when incurred. In addition, the Company’s real estate leases may also require additional payments for real estate taxes and other occupancy-related costs which it considers as non-lease components.

Operating lease right-of-use (“ROU”) assets and operating lease liabilities are recognized based upon the present value of the future lease payments over the lease term. As the Company’s leases do not provide an implicit borrowing rate, the Company uses an estimated incremental borrowing rate based upon combination of market-based factors, such as market quoted forward yield curves and company specific factors, such as the Company’s credit rating, lease size and duration to calculate the present value.

(N) Revenue Recognition:  The Company recognizes revenue when performance obligations identified under the terms of contracts with its customers are satisfied, which generally occurs upon the transfer of control in accordance with the contractual terms and conditions of the sale. Sales are recognized when the control of the goods are transferred to the customer for the Company’s wholesale business, upon receipt by the customer for the Company’s e-commerce business, and at the time of sale to the consumer for the Company’s retail business. See Note 13 “Segment Information” for disaggregated revenue amounts by segment.

Revenue associated with gift cards is recognized upon redemption and unredeemed balances are considered a contract liability and recorded within other accrued expenses, which are subject to escheatment within the jurisdictions in which it operates. As of February 1, 2020 and February 2, 2019, the contract liability was $1,585 and $1,428, respectively. In fiscal 2019, the Company recognized $303 of revenue that was previously included in the contract liability as of February 2, 2019.

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

(P) Marketing and Advertising: The Company provides cooperative advertising allowances to certain of its customers. These allowances are accounted for as reductions in sales as discussed in “Revenue Recognition” above. Production expense related to company-directed advertising is deferred until the first time at which the advertisement runs. All other expenses related to company-directed advertising are expensed as incurred. Marketing and advertising expense recorded in SG&A expenses was $17,581 and $15,081in fiscal 2019 and fiscal 2018, respectively. At February 1, 2020 and February 2, 2019, deferred production expenses associated with company-directed advertising were $749 and $941, respectively.

(Q) Share-Based Compensation: New, modified and unvested share-based payment transactions with employees, such as stock options and restricted stock units, are measured at fair value and recognized as compensation expense over the requisite service period and is included as a component of SG&A expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss). Additionally, share-based awards granted to non-employees are expensed over the period in which the related services are rendered at their fair value, using the Black Scholes Pricing Model to determine fair value. Forfeitures are accounted for as they occur.

(R) Income Taxes: The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities at enacted rates. The Company assesses the likelihood of the realization of deferred tax assets and adjusts the carrying amount of these deferred tax assets by a valuation allowance to the extent the Company believes it more likely than not that all or a portion of the deferred tax assets will not be realized. Many factors are considered when assessing the likelihood of future realization of deferred tax assets, including recent earnings results within taxing jurisdictions, expectations of future taxable income, the carryforward periods available and other relevant factors. Changes in the required valuation allowance are recorded in income in the period such determination is made. The Company recognizes tax positions in the Consolidated Balance Sheets as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with tax authorities assuming full knowledge of the position and all relevant facts. Accrued interest and penalties related to unrecognized tax benefits are included in income taxes in the Consolidated Statements of Operations and Comprehensive Income (Loss).

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

(T) Recent Accounting Pronouncements:

Except as noted below, the Company has considered all recent accounting pronouncements and has concluded that there are no recent accounting pronouncements that may have a material impact on its Consolidated Financial Statements, based on current information.

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02: “Leases (Topic 842)”, a new lease accounting standard. The guidance requires lessees to recognize right-of-use lease assets and lease liabilities on the balance sheet for those leases currently classified as operating leases. In July 2018, the FASB issued ASU 2018-11: “Leases (Topic 842): Targeted improvements” which provides companies with an additional transition method to apply the new guidance at the adoption date instead of the earliest period presented in the financial statements. The Company adopted the standard on February 3, 2019, the first day of fiscal 2019 instead of the earliest period presented in the financial statements per ASU 2018-11. See Note 12. “Leases” for additional details.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13: "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments". The ASU requires an impairment model (known as the current expected credit loss ("CECL") model) that is based on expected losses rather than incurred losses. Under the new guidance, each reporting entity should estimate an allowance for expected credit losses, which is intended to result in more timely recognition of losses. The new standard applies to trade receivables arising from revenue transactions. Under ASC 606, revenue is recognized when, among other criteria, it is probable that an entity will collect the consideration it is entitled to when goods or services are transferred to a customer. When trade receivables are recorded, they become subject to the CECL model and estimates of expected credit losses on trade receivables over their contractual life will be required to be recorded at inception based on historical information, current conditions, and reasonable and supportable forecasts. This guidance is effective for smaller reporting companies for annual periods beginning after December 15, 2022, including the interim periods in the year. Early adoption is permitted.  Management is currently evaluating the impact of this ASU on the consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15: “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract”. The ASU is intended to align the requirements for capitalization of implementation costs incurred in a cloud computing arrangement that is a service contract with the existing guidance for internal-use software. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2019. The guidance provides flexibility in adoption, allowing for either retrospective adjustment or prospective adjustment for all implementation costs incurred after the date of adoption. We do not expect that the adoption of this ASU will have a material impact on our Consolidated Financial Statements.

In December 2019, the FASB issued ASU 2019-12: “Income Taxes (ASC 740): Simplifying the Accounting for Income Taxes.” The guidance simplifies the approach for intraperiod tax allocations, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. The guidance also clarifies and simplifies other areas of ASC 740. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted. Management is currently evaluating the impact of this ASU on the consolidated financial statements.

Note 2. Business Combinations

On November 4, 2019, Vince, LLC entered into an Equity Purchase Agreement (the “Purchase Agreement”) with CLG, providing for the Acquisition by Vince, LLC of 100% of the equity interests of the Acquired Businesses from CLG. The Acquisition was consummated effective on November 3, 2019.

The aggregate purchase price for the Acquisition was $19,730, which amount was used to satisfy all outstanding obligations under the credit facility of the Acquired Businesses and for the payment of certain compensation expenses. The purchase price was paid in cash and funded under the 2018 Revolving Credit Facility which was upsized simultaneously with the Acquisition, as described in Note 5 “Long-Term Debt and Financing Arrangements”.

CLG is owned by affiliates of Sun Capital Partners, Inc. (collectively, “Sun Capital”).  Sun Capital beneficially owns approximately 73% of the Company’s common stock.  The Acquisition was reviewed and approved by the Special Committee of the Company’s Board of Directors, consisting solely of directors not affiliated with Sun Capital, who was represented by independent financial and legal advisors.

The Acquisition is treated for accounting purposes as a transaction by entities under common control within the scope of ASC Topic 805 “Business Combinations”. This guidance requires the retrospective combination of the entities for all periods presented as if the combination had been in effect since inception of common control. Therefore, the Company’s audited financial statements for the fiscal year ended February 2, 2019, now reflect the retrospective combination of the entities. Additionally, the combination of the entities reflects the historical balance sheet data for the Acquired Businesses. This presentation constitutes a change in reporting entity. The following table provides the impact of the change in reporting entity on our results of operations for fiscal 2018:

Fiscal Year
(in thousands)	2018
Income (loss) from operations	$1,218
Net (loss) income	64
Other comprehensive income	(18)
Earnings (loss) per share:
Basic (loss) earnings per share	$—
Diluted (loss) earnings per share	$—

During fiscal 2019, the Company incurred $3,571 of transaction and other related costs related to the Acquisition, which have been expensed and are included in SG&A expense in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss).

Note 3. Goodwill and Intangible Assets

Net goodwill balances and changes therein by segment were as follows:

(in thousands)	Vince Wholesale	Vince Direct-to-consumer	Rebecca Taylor and Parker	Total Net Goodwill
Balance as of February 2, 2019	$41,435	$—	$2,129	$43,564
Impairment charges	—	—	(2,129)	(2,129)
Balance as of February 1, 2020	$41,435	$—	$—	$41,435

The total carrying amount of goodwill was net of accumulated impairments of $92,383 and $90,254 as of February 1, 2020 and February 2, 2019, respectively. During the second quarter of fiscal 2019, the Company identified facts and circumstances that indicated that the fair value of goodwill associated with Rebecca Taylor and Parker may not be recoverable, resulting in the determination that a triggering event had occurred. As a result, the Company recorded a $2,129 goodwill impairment charge in the Rebecca Taylor and Parker reporting unit. See Note 1 “Description of Business and Summary of Significant Accounting Policies – (K) Goodwill and Other Intangible Assets” for additional details. There were no impairments recorded as a result of the Company’s annual goodwill impairment test performed during fiscal 2019 and 2018.

The following tables present a summary of identifiable intangible assets:

(in thousands)	Gross Amount	Accumulated Amortization	Accumulated Impairments	Net Book Value
Balance as of February 1, 2020
Amortizable intangible assets:
Customer relationships	$31,355	$(20,437)	$(6,115)	$4,803
Tradename	13,100	(29)	(12,527)	544
Indefinite-lived intangible asset:
Tradename	110,986	—	(34,800)	76,186
Total intangible assets	$155,441	$(20,466)	$(53,442)	$81,533

(in thousands)	Gross Amount	Accumulated Amortization	Accumulated Impairments	Net Book Value
Balance as of February 2, 2019
Amortizable intangible assets:
Customer relationships	$31,355	$(18,870)	$—	$12,485
Indefinite-lived intangible asset:
Tradename	124,086	—	(36,080)	88,006
Total intangible assets	$155,441	$(18,870)	$(36,080)	$100,491

During the second quarter of fiscal 2019, the Company identified facts and circumstances that indicated that the fair value of the Rebecca Taylor tradename, the Parker tradename and Rebecca Taylor and Parker customer relationships may not be recoverable, resulting in the determination that a triggering event had occurred. As a result of comparing the fair value of these assets to their respective carrying values, the Company recorded an $11,247 impairment charge associated with the Rebecca Taylor and Parker tradename intangible assets and $6,115 of impairment charges for the Rebecca Taylor and Parker customer relationships. See Note 1 “Description of Business and Summary of Significant Accounting Policies – (J) Impairment of Long-Lived Assets and (K) Goodwill and Other Intangible Assets” for additional details. No impairments of the Company’s indefinite lived tradenames were recorded as a result of the Company’s annual asset impairment tests performed during fiscal 2019 and fiscal 2018.

In accordance with ASC 350, indefinite-lived intangibles should be reassessed each reporting period to determine whether events or circumstances continue to support an indefinite life. Based on the impairment charge calculated, the Company determined that the indefinite life classification was no longer appropriate for the Parker tradename. Accordingly, the Company determined a 10-year useful life was more appropriate and began amortizing the Parker tradename beginning in the third quarter of fiscal 2019.

Amortization of identifiable intangible assets was $1,596 and $2,536 for fiscal 2019 and fiscal 2018, respectively, which is included in SG&A expenses on the Consolidated Statements of Operations and Comprehensive Income (Loss). Amortization expense for each of the fiscal years 2020 to 2024 is expected to be as follows:

Future
(in thousands)	Amortization
2020	$655
2021	655
2022	655
2023	655
2024	655
Total next 5 fiscal years	$3,275

Note 4. Fair Value Measurements

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

The Company did not have any non-financial assets or non-financial liabilities recognized at fair value on a recurring basis at February 1, 2020 or February 2, 2019. At February 1, 2020 and February 2, 2019, the Company believes that the carrying values of cash and cash equivalents, receivables, and accounts payable approximate fair value, due to the short-term maturity of these instruments. The Company’s debt obligations with a carrying value of $52,473 as of February 1, 2020 are at variable interest rates. The carrying value of the Company’s 2018 Revolving Credit Facility approximates fair value as the stated interest rate approximates market rate currently available to the Company, which is considered a Level 2 input. The fair value of the Company’s 2018 Term Loan Facility was approximately $25,000 as of February 1, 2020 based upon an estimated market value calculation that factors principal, time to maturity, interest rate, and current cost of debt, which is considered a Level 3 input.

The Company’s non-financial assets, which primarily consist of goodwill, intangible assets, ROU lease assets, and property and equipment, are not required to be measured at fair value on a recurring basis and are reported at their carrying values. However, on a periodic basis whenever events or changes in circumstances indicate that their carrying value may not be fully recoverable (and at least annually for goodwill and indefinite-lived intangible assets), non-financial assets are assessed for impairment, and if applicable, written down to (and recorded at) fair value.

The following tables present the non-financial assets the Company measured at fair value on a non-recurring basis in fiscal 2019 and fiscal 2018, based on such fair value hierarchy:

	Net Carrying Value as of	Fair Value Measured and Recorded at Reporting Date Using:			Total Losses - Year Ended
(in thousands)	February 1, 2020	Level 1	Level 2	Level 3	February 1, 2020
Property and equipment	$—	$—	$—	$—	$641	(1)
Goodwill	—	—	—	—	2,129	(2)
Tradenames - Indefinite-lived	5,086	—	—	5,086	3,550	(2)
Tradenames - Definite-lived	544	—	—	544	7,697	(2)
Customer Lists	—	—	—	—	6,115	(2)
ROU Assets	788	—	—	788	177	(1)

	Net Carrying Value as of	Fair Value Measured and Recorded at Reporting Date Using:			Total Losses - Year Ended
(in thousands)	February 2, 2019	Level 1	Level 2	Level 3	February 2, 2019
Property and equipment	$56	$—	$—	$56	$1,684	(1)

(1) Recorded within SG&A expenses on the Consolidated Statements of Operations and Comprehensive Income (Loss). See Note 1 “Description of Business and Summary of Significant Accounting Policies – (J) Impairment of Long-lived Assets” for additional information.

(2) Recorded within Impairment of goodwill and intangible assets on the Consolidated Statements of Operations and Comprehensive Income (Loss). See Note 1 “Description of Business and Summary of Significant Accounting Policies – (J) Impairment of Long-lived Assets and (K) Goodwill and Other Intangible Assets” for additional information.

Note 5. Long-Term Debt and Financing Arrangements

Debt obligations consisted of the following:

	February 1,	February 2,
(in thousands)	2020	2019
Short-term borrowings:
Acquired Businesses Short Term Borrowings	$—	$17,649
Total short-term borrowings	$—	$17,649

Long-term debt:
Term Loan Facilities	$24,750	$27,500
Revolving Credit Facilities	27,723	19,016
Total debt principal	52,473	46,516
Less: current portion of long-term debt	2,750	2,750
Less: deferred financing costs	1,043	1,426
Total long-term debt	$48,680	$42,340

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

The 2018 Term Loan Facility contains a requirement that Vince, LLC maintain a Consolidated Fixed Charge Coverage Ratio (as defined in the credit agreement for the 2018 Term Loan Facility) as of the last day of any period of four fiscal quarters not to exceed 0.85:1.00 for the fiscal quarter ended November 3, 2018, 1.00:1.00 for the fiscal quarter ended February 2, 2019, 1.20:1.00 for the fiscal quarter ending May 4, 2019, 1.35:1.00 for the fiscal quarter ending August 3, 2019, 1.50:1.00 for the fiscal quarters ending November 2, 2019 and February 1, 2020 and 1.75:1.00 for the fiscal quarter ending May 2, 2020 and each fiscal quarter thereafter. In addition, the 2018 Term Loan Facility contains customary representations and warranties, other covenants, and events of default, including but not limited to, covenants with respect to limitations on the incurrence of additional indebtedness, liens, burdensome agreements, guarantees, investments, loans, asset sales, mergers, acquisitions, prepayment of other debt, the repurchase of capital stock, transactions with affiliates, and the ability to change the nature of the Company’s business or its fiscal year, and distributions and dividends. The 2018 Term Loan Facility generally permits dividends to the extent that no default or event of default is continuing or would result from a contemplated dividend, so long as (i) after giving pro forma effect to the contemplated dividend and for the following six months Excess Availability will be at least the greater of 20.0% of the Loan Cap (as defined in the credit agreement for the 2018 Term Loan Facility) and $10,000, (ii) after giving pro forma effect to the contemplated dividend, the Consolidated Fixed

Charge Coverage Ratio for the 12 months preceding such dividend will be greater than or equal to 1.0 to 1.0 (provided that the Consolidated Fixed Charge Coverage Ratio may be less than 1.0 to 1.0 if, after giving pro forma effect to the contemplated dividend, Excess Availability for the six fiscal months following the dividend is at least the greater of 25.0% of the Loan Cap and $12,500), and (iii) the pro forma Fixed Charge Coverage Ratio after giving effect to such contemplated dividend is no less than the minimum Consolidated Fixed Charge Coverage Ratio for such quarter. In addition, the 2018 Term Loan Facility is subject to a Borrowing Base (as defined in the credit agreement of the 2018 Term Loan Facility) which can, under certain conditions, result in the imposition of a reserve under the 2018 Revolving Credit Facility. As of February 1, 2020, the Company was in compliance with applicable covenants.

The 2018 Term Loan Facility also contains an Excess Cash Flow (as defined in the credit agreement for the 2018 Term Loan Facility) sweep requirement in which Vince, LLC remits 50% of Excess Cash Flow reduced on a dollar-for-dollar basis by any voluntary prepayments of the 2018 Term Loan Facility or the 2018 Revolving Credit Facility (to the extent accompanied by a permanent reduction in commitments) during such fiscal year or after the fiscal year but prior to the date of the excess cash flow payment, to be applied to the outstanding principal balance commencing 10 business days after the filing of the Company’s Annual Report on Form 10-K starting from fiscal year ended February 1, 2020. There were no such payment due for fiscal year ended February 1, 2020.

Through February 1, 2020, on an inception to date basis, the Company had made repayments of $2,750 on the 2018 Term Loan Facility.

Scheduled maturities of the 2018 Term Loan Facility are as follows:

2018 Term Loan
(in thousands)	Maturities
Fiscal 2020	$2,750
Fiscal 2021	2,750
Fiscal 2022	2,750
Fiscal 2023	16,500
Total	$24,750

Subsequent to February 1, 2020, the Company entered into certain amendments for the 2018 Term Loan Facility. See Note 15 “Subsequent Events” for additional information.

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

The 2018 Revolving Credit Facility contains representations and warranties, other covenants and events of default that are customary for this type of financing, including covenants with respect to limitations on the incurrence of additional indebtedness, liens, burdensome agreements, guarantees, investments, loans, asset sales, mergers, acquisitions, prepayment of other debt, the repurchase of capital stock, transactions with affiliates, and the ability to change the nature of the Company’s business or its fiscal year. The 2018 Revolving Credit Facility generally permits dividends in the absence of any event of default (including any event of default arising from a contemplated dividend), so long as (i) after giving pro forma effect to the contemplated dividend and for the following six months Excess Availability will be at least the greater of 20.0% of the Loan Cap and $10,000 and (ii) after giving pro forma effect to the contemplated dividend, the Consolidated Fixed Charge Coverage Ratio for the 12 months preceding such dividend will be greater than or equal to 1.0 to 1.0 (provided that the Consolidated Fixed Charge Coverage Ratio may be less than 1.0 to 1.0 if, after giving pro forma effect to the contemplated dividend, Excess Availability for the six fiscal months following the dividend is at least the greater of 25.0% of the Loan Cap and $12,500). As of February 1, 2020, the Company was in compliance with applicable covenants.

On November 1, 2019, Vince, LLC entered into the First Amendment (the “First Revolver Amendment”) to the 2018 Revolving Credit Facility, which provides the borrower the ability to elect the Daily LIBOR Rate in lieu of the Base Rate to be applied to the borrowings upon applicable notice.  The “Daily LIBOR Rate” means a rate equal to the Adjusted LIBOR Rate in effect on such day for deposits for a one day period, provided that, upon notice and not more than once every 90 days, such rate may be substituted for a one week or one month period for the Adjusted LIBOR Rate for a one day period.

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

Subsequent to February 1, 2020, the Company entered into an amendment for the 2018 Revolving Credit Facility. See Note 15 “Subsequent Events” for additional information.

As of February 1, 2020, $59,916 was available under the 2018 Revolving Credit Facility, net of the loan cap, and there were $27,723 of borrowings outstanding and $6,505 of letters of credit outstanding under the 2018 Revolving Credit Facility. The weighted average interest rate for borrowings outstanding under the 2018 Revolving Credit Facility as of February 1, 2020 was 3.3%.

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

           On August 21, 2018, the Company refinanced the 2013 Revolving Credit Facility by entering into the 2018 Term Loan Facility and the 2018 Revolving Credit Facility. All outstanding amounts under the 2013 Revolving Credit Facility of $40,689, including interest, were repaid in full and the 2013 Revolving Credit Facility was terminated.

Acquired Businesses Short-Term Borrowings

On July 23, 2014, Parker Lifestyle, LLC, as borrower, and Sun Capital Partners V, L.P., as guarantor, entered into a Loan Authorization Agreement with BMO Harris Bank N.A., as lender, for a revolving credit facility.  On December 21, 2016, that facility was amended to include Rebecca Taylor, Inc. The maximum credit line was $25,000 (the "BMO Obligations") subject to a maximum credit limit, which required that the sum of (i) the aggregate principal amounts of loans outstanding, (ii) the aggregate undrawn stated

amount of letters of credit issued under the credit facility, and (iii) the aggregate amount of any unreimbursed draws under any letters of credit issued, shall not exceed the credit limit.  Any letters of credit issued under the BMO Obligations credit facility were subject to the same maximum credit line. On November 3, 2019, in conjunction with the acquisition of the Acquired Businesses, $19,099, plus accrued interest, of the cash consideration was used to pay-off the outstanding debt obligation under this facility. On November 3,2019, at the request of the Company and upon the satisfaction of certain release conditions, the BMO Obligations were released.

Note 6. Commitments and Contingencies

Leases

The Company leases its office spaces, showrooms and retail stores under operating leases which have remaining terms up to ten years, excluding renewal terms. Most of the Company’s real estate leases contain covenants that require the Company to pay real estate taxes, insurance, and other executory costs. Certain of these leases require contingent rent payments or contain kick-out clauses and/or opt-out clauses, based on the operating results of the retail operations utilizing the leased premises. Rent under leases with scheduled rent changes or lease concessions are recorded on a straight-line basis over the lease term. Rent expense under all operating leases was $29,230 and $27,746 for fiscal 2019 and fiscal 2018, respectively, which is recorded within SG&A expenses.

The future minimum lease payments under operating leases at February 1, 2020 were as follows:

Minimum Lease
(in thousands)	Payments
Fiscal 2020	$27,472
Fiscal 2021	25,723
Fiscal 2022	23,812
Fiscal 2023	20,173
Fiscal 2024	17,038
Thereafter	19,692
Total minimum lease payments	$133,910

Other Contractual Cash Obligations

At February 1, 2020, the Company’s other contractual cash obligations of $39,709 consisted primarily of inventory purchase obligations and service contracts. Subsequent to February 1, 2020, the Company reducec certain inventory purchase obligations totaling approximately $1,900 as part of its operational adjustments in response to the COVID-19 pandemic.

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

On September 6, 2019, Vince, LLC received a favorable judgment from the second instance court in the People’s Republic of China in connection with a trademark infringement case. The judgment awarded Vince, LLC approximately $700 in damages and fees, net of applicable taxes, which was included in SG&A expense in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss). This amount was paid in full to Vince, LLC by the defendants in the case in the fourth quarter of fiscal 2019.

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

Note 7. Share-Based Compensation

Employee Stock Plans

Vince 2013 Incentive Plan

In connection with the IPO, the Company adopted the Vince 2013 Incentive Plan, which provides for grants of stock options, stock appreciation rights, restricted stock, and other stock-based awards. In May 2018, the Company filed a Registration Statement on Form S-8 to register an additional 660,000 shares of common stock available for issuance under the Vince 2013 Incentive Plan. The aggregate number of shares of common stock which may be issued or used for reference purposes under the Vince 2013 Incentive Plan or with respect to which awards may be granted may not exceed 1,000,000 shares. The shares available for issuance under the Vince 2013 Incentive Plan may be, in whole or in part, either authorized and unissued shares of the Company’s common stock or shares of common stock held in or acquired for the Company’s treasury. In general, if awards under the Vince 2013 Incentive Plan are cancelled for any reason, or expire or terminate unexercised, the shares covered by such award may again be available for the grant of awards under the Vince 2013 Incentive Plan. As of February 1, 2020, there were 254,206 shares under the Vince 2013 Incentive Plan available for future grants. Options granted pursuant to the Vince 2013 Incentive Plan typically vest in equal installments over four years, subject to the employees’ continued employment and expire on the earlier of the tenth anniversary of the grant date or upon termination as outlined in the Vince 2013 Incentive Plan. Restricted stock units (“RSUs”) granted vest in equal installments over a three-year period or vest in equal installments over four years, subject to the employees’ continued employment, except for RSUs issued under the exchange offer described below.

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

Employee Stock Purchase Plan

The Company maintains an employee stock purchase plan (“ESPP”) for its employees. Under the ESPP, all eligible employees may contribute up to 10% of their base compensation, up to a maximum contribution of $10 per year. The purchase price of the stock is 90% of the fair market value, with purchases executed on a quarterly basis. The plan is defined as compensatory, and accordingly, a charge for compensation expense is recorded to SG&A expense for the difference between the fair market value and the discounted purchase price of the Company’s Stock. During fiscal 2019 and fiscal 2018, 2,190 and 1,654 shares of common stock, respectively, were issued under the ESPP. As of February 1, 2020, there were 91,135 shares available for future issuance under the ESPP.

Stock Options

A summary of stock option activity for both employees and non-employees for fiscal 2019 is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at February 2, 2019	204	$31.71	6.7	$—
Granted	—	$—
Exercised	—	$—
Forfeited or expired	(29)	$38.77
Outstanding at February 1, 2020	175	$38.87	5.7	$—

Vested and exercisable at February 1, 2020	175	$38.87	5.7	$—

All outstanding shares were vested at February 1, 2020.

Restricted Stock Units

A summary of restricted stock unit activity for fiscal 2019 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested restricted stock units at February 2, 2019	504,230	$9.19
Granted	273,483	$14.38
Vested	(79,918)	$10.19
Forfeited	(17,869)	$10.81
Non-vested restricted stock units at February 1, 2020	679,926	$11.12

The total fair value of restricted stock units vested during fiscal 2019 and fiscal 2018 was $814 and $179, respectively.

At February 1, 2020, there was $5,968 of unrecognized compensation costs related to restricted stock units that will be recognized over a remaining weighted average period of 1.8 years.

Share-Based Compensation Expense

During fiscal 2019, the Company recognized share-based compensation expense of $2,033 and a related tax benefit of $0. During fiscal 2018, the Company recognized share-based compensation expense of $1,335 and a related tax benefit of $0.

Note 8. Defined Contribution Plan

The Company maintains defined contribution plans for employees who meet certain eligibility requirements. Features of these plans allow participants to contribute to a plan a percentage of their annual compensation, subject to IRS limitations. Certain plans also provide for discretionary matching contributions by the Company. The annual expense incurred by the Company for defined contribution plans was $464 and $460 in fiscal 2019 and fiscal 2018, respectively.

Note 9. Stockholders’ Equity

Common Stock

The Company currently has authorized for issuance 100,000,000 shares of its voting common stock, par value of $0.01 per share.

As of February 1, 2020 and February 2, 2019, the Company had 11,680,593 and 11,622,994 shares issued and outstanding, respectively.

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

Note 10. Earnings Per Share

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

The following is a reconciliation of weighted average basic shares to weighted average diluted shares outstanding:

	Fiscal Year
	2019	2018
Weighted-average shares—basic	11,665,541	11,619,828
Effect of dilutive equity securities	263,758	—
Weighted-average shares—diluted	11,929,299	11,619,828

Because the Company incurred a net loss for the fiscal year ended February 2, 2019, weighted-average basic shares and weighted-average diluted shares outstanding are equal for the period.

For the fiscal years ended February 1, 2020 and February 2, 2019, 16,408 and 115,280 weighted average shares of share-based compensation, respectively, were excluded from the computation of weighted average shares for diluted earnings per share, as their effect would have been anti-dilutive.

Note 11. Income Taxes

The provision for income taxes consisted of the following:

	Fiscal Year
(in thousands)	2019	2018
Current:
Domestic:
Federal	$(130)	$85
State	188	93
Foreign	40	72
Total current	98	250
Deferred:
Domestic:
Federal	—	(443)
State	—	346
Foreign	—	3
Total deferred	—	(94)
Total provision for income taxes	$98	$156

The sources of income (loss) before provision for income taxes are from the United States, the Company’s subsidiaries in the United Kingdom and the Company’s French branch. The Company files U.S. federal income tax returns and income tax returns in various state and local jurisdictions.

Current income taxes are the amounts payable under the respective tax laws and regulations on each year’s earnings. Deferred income tax assets and liabilities represent the tax effects of revenues, costs and expenses, which are recognized for tax purposes in different periods from those used for financial statement purposes.

A reconciliation of the federal statutory income tax rate to the effective tax rate is as follows:

	Fiscal Year
	2019	2018
Statutory federal rate	21.0%	21.0%
State taxes, net of federal benefit	5.8%	(74.1)%
Non-deductible Tax Receivable Agreement adjustment (1)	(38.3)%	—
Valuation allowance	4.6%	(32.4)%
Return to provision adjustment	0.2%	96.0%
Non-deductible Officers Compensation	2.1%	(10.6)%
Rate Differential on Foreign Income	0.1%	(3.0)%
Other	4.8%	(5.6)%
Total	0.3%	(8.7)%

(1)

Non-deductible Tax Receivable Agreement liability revaluation in fiscal 2019 is a result of changes in levels of projected pre-tax income, as well as the acquisition of NOLs from the Acquired Businesses. See “Tax Receivable Agreement” under Note 14 “Related Party Transactions” for additional information.

Deferred income tax assets and liabilities consisted of the following:

	February 1,	February 2,
(in thousands)	2020	2019
Deferred tax assets:
Depreciation and amortization	$2,063	$9,503
Employee related costs	2,857	2,347
Allowance for asset valuations	1,664	1,555
Accrued expenses	361	422
Lease liability	27,712	—
Deferred rent	—	4,098
Net operating losses	91,345	85,495
Tax credits	193	295
Other	679	1,321
Total deferred tax assets	126,874	105,036
Less: valuation allowances	(100,846)	(99,444)
Net deferred tax assets	26,028	5,592
Deferred tax liabilities:
ROU lease asset	(23,630)	—
Other	(2,296)	(5,389)
Total deferred tax liabilities	(25,926)	(5,389)
Net deferred tax assets	$102	$203
Included in:
Deferred income taxes	$102	$203
Net deferred tax assets	$102	$203

As of February 1, 2020, the Company had a gross federal net operating loss of $334,357 (federal tax effected amount of $70,215) for federal income tax purposes that may be used to reduce future federal taxable income. The net operating losses for federal income tax purposes will expire between 2030 and 2038 for losses incurred in tax years beginning before January 1, 2018. Net operating losses incurred in tax years beginning after January 1, 2018 will have an indefinite carryforward period.

As of February 1, 2020, the Company had gross state net operating loss carryforward of $496,604 (tax effected net of federal benefit of $21,115) that may be used to reduce future state taxable income. The net operating loss carryforwards for state income tax purposes expire between 2029 and 2039.

As of February 1, 2020, the Company had total deferred tax assets including net operating loss carryforwards, reduced for uncertain tax positions, of $100,948, of which $77,466 and $23,490 were attributable to federal and domestic state and local jurisdictions, respectively.

The valuation allowance for deferred tax assets was $100,846 at February 1, 2020, increasing $1,402 from the valuation allowance for deferred tax assets of $99,444 at February 2, 2019. During fiscal 2019, the Company maintained a full valuation allowance on its deferred tax assets as it does not believe it is more likely than not that such deferred tax assets will be recognized. Adjustments to the valuation allowance are made when there is a change in management’s assessment of the amount of deferred tax assets that are realizable.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, excluding interest and penalties, is as follows:

	Fiscal Year
(in thousands)	2019	2018
Beginning balance	$2,304	$2,349
Increases for tax positions in current year	—	—
Increases for tax positions in prior years	—	—
Decreases for tax positions in prior years	—	(45)
Ending balance	$2,304	$2,304

During the year ended February 2, 2019, the statute of limitations expired on the 2008 tax return filings which caused a reduction of the unrecognized tax position balance by $45. As of February 1, 2020 and February 2, 2019, unrecognized tax benefits in the amount of $2,304 and $2,304, respectively, would impact the Company’s effective tax rate if recognized. The statute of limitations does not begin until the net operating losses are utilized. Therefore, the unrecognized tax benefit balance will remain the same until three years after the net operating losses are used to offset taxable income.

The Company includes accrued interest and penalties on underpayments of income taxes in its income tax provision. As of February 1, 2020 and February 2, 2019, the Company did not have any interest and penalties accrued on its Consolidated Balance Sheets and no related provision or benefit was recognized in each of the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended February 1, 2020 and February 2, 2019. Interest is computed on the difference between the tax position recognized net of any unrecognized tax benefits and the amount previously taken or expected to be taken in the Company’s tax returns.

With limited exceptions, the Company is no longer subject to examination for U.S. federal and state income tax for 2007 and prior.

Note 12. Leases

During the first quarter of fiscal 2019, the Company adopted ASU No. 2016-02: “Leases (topic 842)” which requires lessees to recognize ROU lease assets and lease liabilities on the balance sheet for those leases that were previously classified as operating leases. The Company adopted the standard on February 3, 2019, the first day of fiscal 2019 instead of the earliest period presented in the financial statements per ASU No. 2018-11: “Leases (Topic 842): Targeted improvements.” The Company recognized a $589 cumulative effect adjustment in retained earnings at the beginning of the period of adoption which resulted from the impairment of select operating lease ROU assets of $416 related to stores whose fixed assets had been previously impaired and for which the initial carrying value of the ROU assets were determined to be above fair market value and $173 of cumulative correction of an immaterial error in prior period rent expense.

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

The Company determines if an arrangement is a lease at inception. The Company has operating leases for real estate (primarily retail stores, storage, and office spaces) which generally have initial terms of 10 years and cannot be extended or can be extended for one additional 5-year term, with the exception of a few recent leases which are on shorter terms. The Company will not include renewal options in the underlying lease term unless the Company is reasonably certain to exercise the renewal option. Substantially all of our leases require a fixed annual rent, and most require the payment of additional rent if store sales exceed a negotiated amount. These percentage rent expenses are considered as variable lease costs and recognized in the consolidated financial statements when incurred. In addition, the Company’s real estate leases may also require additional payments for real estate taxes and other occupancy-related costs which it considers as non-lease components. The Company did not elect the practical expedient to group lease and non-lease components as a single lease component for the operating leases. Operating lease ROU assets and operating lease liabilities are recognized based upon the present value of the future lease payments over the lease term. As the Company’s leases do not provide an implicit borrowing rate, the Company uses an estimated incremental borrowing rate based upon combination of market-based factors, such as market quoted forward yield curves and company specific factors, such as the Company’s credit rating, lease size and duration to calculate the present value. The Company does not have any finance leases.  The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The weighted-average remaining lease term and weighted-average discount rate for our operating leases are 5.4 years and 6.9% as of February 1, 2020.

Total lease cost is included in cost of sales and SG&A in the accompanying Consolidated Statement of Operations and Comprehensive Income (Loss) and is recorded net of immaterial sublease income. Some leases have a non-cancelable lease term of less than one year and therefore, the Company has elected to exclude these short-term leases from our ROU asset and lease liabilities. Short term lease costs were immaterial for fiscal year ended February 1, 2020. The Company’s lease cost is comprised of the following:

(in thousands)	Fiscal 2019
Operating lease cost	$25,168
Variable operating lease cost	450
Total lease cost	$25,618

Supplemental cash flow and non-cash information related to leases is as follows:

February 1,
(in thousands)	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$26,416
Right-of-use assets obtained in exchange for new operating lease liabilities	20,932

Subsequent to the date of adoption, during fiscal 2019, the Company had lease modifications which changed the lease payment from fixed to variable or reduced the monthly lease payment which reduced the ROU assets and lease liabilities by $5,510 and $5,526, respectively.

The future maturity of lease liabilities are as follows:

February 1,
(in thousands)	2020
Fiscal 2020	$27,472
Fiscal 2021	25,723
Fiscal 2022	23,812
Fiscal 2023	20,173
Fiscal 2024	17,038
Thereafter	19,692
Total lease payments	133,910
Less: Imputed interest	(23,061)
Total operating lease liabilities	$110,849

The operating lease payments do not include any renewal options as such leases are not reasonably certain of being renewed as of February 1, 2020 and does not include $7,842 legally binding minimum lease payments of leases signed but not yet commenced.

Under the previous lease accounting standard, future minimum lease payments due under non-cancelable operating leases would have been as follows as of February 2, 2019:

February 2,
(in thousands)	2019
Fiscal 2019	$25,764
Fiscal 2020	24,298
Fiscal 2021	22,899
Fiscal 2022	20,929
Fiscal 2023	17,023
Thereafter	25,981
Total minimum lease payments	$136,894

Note 13. Segment and Geographical Financial Information

The Company has identified three reportable segments, as further described below. Management considered both similar and dissimilar economic characteristics, internal reporting and management structures, as well as products, customers, and supply chain logistics to identify the following reportable segments:

•	Vince Wholesale segment—consists of the Company’s operations to distribute Vince brand products to major department stores and specialty stores in the United States and select international markets;
•

Vince Direct-to-consumer segment—consists of the Company’s operations to distribute Vince brand products directly to the consumer through its Vince branded full-price specialty retail stores, outlet stores, and e-commerce platform; and

•

Rebecca Taylor and Parker segment—consists of the Company’s operations to distribute Rebecca Taylor and Parker brand products to high-end department and specialty stores worldwide and directly to the consumer through their own branded e-commerce platforms and Rebecca Taylor retail stores.

The accounting policies of the Company’s reportable segments are consistent with those described in Note 1 “Description of Business and Summary of Significant Accounting Policies.” Unallocated corporate expenses are related to the Vince brand and are comprised of SG&A expenses attributable to corporate and administrative activities (such as marketing, design, finance, information technology, legal and human resource departments), and other charges that are not directly attributable to the Company’s Vince Wholesale and Vince Direct-to-consumer reportable segments. Unallocated corporate assets are related to the Vince brand and are comprised of the carrying values of the Company’s goodwill and tradename, deferred tax assets, and other assets that will be utilized to generate revenue for the Company’s Vince Wholesale and Vince Direct-to-consumer reportable segments.

Summary information for the Company’s reportable segments is presented below.

(in thousands)	Vince Wholesale	Vince Direct-to-consumer	Rebecca Taylor and Parker	Unallocated Corporate	Total
Fiscal Year 2019
Net Sales (1)	$166,805	$133,412	$74,970	$—	$375,187
Income (loss) before income taxes (2) (3) (4)	55,440	10,127	(29,410)	(5,663)	30,494
Depreciation & Amortization	838	3,809	2,196	2,759	9,602
Capital Expenditures	395	3,423	657	48	4,523
Total Assets	71,028	112,408	43,258	135,608	362,302

Fiscal Year 2018
Net Sales (5)	$159,635	$119,316	$82,728	$—	$361,679
Income (loss) before income taxes (6)	48,078	6,442	166	(56,488)	(1,802)
Depreciation & Amortization	884	4,202	3,160	3,052	11,298
Capital Expenditures	194	2,785	629	91	3,699
Total Assets	67,945	40,502	62,101	126,484	297,032

(1) Net sales for Rebecca Taylor and Parker for fiscal 2019 consisted of $55,734 through wholesale distribution channels and $19,236 through direct-to-consumer distribution channels.

(2) Vince Direct-to-consumer for fiscal 2019 includes a non-cash impairment charge of $65 related to right-of-use assets. See Note 1 “Description of Business and Summary of Significant Accounting Policies – (J) Impairment of Long-lived Assets” for additional information.

(3) Rebecca Taylor and Parker for fiscal 2019 includes non-cash impairment charges of $20,244, of which $2,129 is related to goodwill, $11,247 is related to the Rebecca Taylor and Parker tradenames, $6,115 is related to the Rebecca Taylor and Parker customer relationships and $753 is related to property and equipment and right-of-use assets. See Note 1 “Description of Business and Summary of Significant Accounting Policies – (J) Impairment of Long-lived Assets and (K) Goodwill and Other Intangible Assets” for further details.

(4) Unallocated Corporate for fiscal 2019 includes the $55,953 pre-tax benefit from re-measurement of the liability related to the Tax Receivable Agreement. See Note 14 “Related Party Transactions” for additional information.

(5) Net sales for Rebecca Taylor and Parker for fiscal 2018 consisted of $65,865 through wholesale distribution channels and $16,863 through direct-to-consumer distribution channels.

(6) Vince Direct-to-consumer for fiscal 2018 includes a non-cash impairment charge of $1,684 related to property and equipment. See Note 1 “Description of Business and Summary of Significant Accounting Policies – (J) Impairment of Long-lived Assets” for additional information.

The Company is domiciled in the U.S. and as of February 1, 2020, had no significant international subsidiaries and therefore substantially all of the Company’s sales originate in the U.S.  As a result, net sales by destination are not provided. Additionally, substantially all long-lived assets, including property and equipment, are located in the U.S.

Note 14. Related Party Transactions

Purchase Agreement

On November 4, 2019, Vince, LLC entered into the Purchase Agreement with CLG, providing for the Acquisition by Vince, LLC of 100% of the equity interests of the Acquired Businesses from CLG. The Acquisition was consummated effective on November 3, 2019.

CLG is owned by affiliates of Sun Capital.  Sun Capital beneficially owns approximately 73% of the Company’s common stock.  The Acquisition was reviewed and approved by the Special Committee of the Company’s Board of Directors, consisting solely of directors not affiliated with Sun Capital, who was represented by independent financial and legal advisors.

See Note 2 “Business Combinations” for additional information.

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

If the Company had not entered into the Tax Receivable Agreement, the Company would be entitled to realize the full economic benefit of the Pre-IPO Tax Benefits to the extent allowed by federal, state, and local law. The Tax Receivable Agreement is designed with the objective of causing the Company’s annual cash costs attributable to federal, state and local income taxes (without regard to the Company’s continuing 15% interest in the Pre-IPO Tax Benefits) to be the same as the Company would have paid had the Company not had the Pre-IPO Tax Benefits available to offset its federal, state and local taxable income. As a result, stockholders who purchased shares in the IPO are not entitled to the economic benefit of the Pre-IPO Tax Benefits that would have been available if the Tax Receivable Agreement were not in effect, except to the extent of the Company’s continuing 15% interest in the Pre-IPO Benefits.

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

As of February 1, 2020, the Company’s total obligation under the Tax Receivable Agreement is estimated to be $2,320 which is included as Other liabilities on the Consolidated Balance Sheet.   The obligation was originally recorded in connection with the IPO as an adjustment to additional paid-in capital on the Company’s Consolidated Balance Sheet.

During fiscal 2019, the obligation under the Tax Receivable Agreement was adjusted primarily as a result of changes in the levels of projected pre-tax income, primarily as a result of the impact of the Acquired Businesses, as well as due to the impact of the NOLs from the Acquired Businesses. The adjustment resulted in a net decrease of $55,953 to the liability under the Tax Receivable Agreement with the corresponding adjustment accounted for within Other (income) expense, net on the Consolidated Statements of Operations and Comprehensive Income (Loss). During fiscal 2018, no adjustment was made to the obligation under the Tax Receivable Agreement.

Sun Capital Consulting Agreements

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

The agreement is scheduled to terminate on November 27, 2023, the tenth anniversary of the Company’s IPO. Under the consulting agreement, the Company has no obligation to pay Sun Capital Management or any of its affiliates any consulting fees other than those which are approved by a majority of the Company’s directors that are not affiliated with Sun Capital. To the extent such fees are approved in the future, the Company will be obligated to pay such fees in addition to reimbursing Sun Capital Management or any of its affiliates that provide the Company services under the consulting agreement for all reasonable out-of-pocket fees and expenses incurred by such party in connection with the provision of consulting services under the consulting agreement and any related matters. Reimbursement of such expenses shall not be conditioned upon the approval of a majority of the Company’s directors that are not affiliated with Sun Capital Management and shall be payable in addition to any fees that such directors may approve.

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

In addition, the Company is required to indemnify Sun Capital Management, its affiliates and any successor by operation of law against any and all liabilities, whether or not arising out of or related to such party’s performance of services under the consulting agreement, except to the extent proven to result directly and primarily from such person’s willful misconduct or gross negligence. The Company is also required to defend such parties in any lawsuits which may be brought against such parties and advance expenses in connection therewith. In the case of affiliates of Sun Capital Management that have rights to indemnification and advancement from affiliates of Sun Capital, the Company agrees to be the indemnitor of first resort, to be liable for the full amounts of payments of indemnification required by any organizational document of such entity or any agreement to which such entity is a party, and that the Company will not make any claims against any affiliates of Sun Capital Partners for contribution, subrogation, exoneration or reimbursement for which they are liable under any organizational documents or agreement. Sun Capital Management may, in its sole discretion, elect to terminate the consulting agreement at any time. The Company may elect to terminate the consulting agreement if SCSF Cardinal, Sun Cardinal, or any of their respective affiliates’ aggregate ownership of the Company’s equity securities falls below 30%.

As of December 21, 2016, CLG entered into an Amended and Restated Consulting Agreement with Sun Capital Management for a period of 10 years with automatic one-year extensions thereafter. This agreement maintained the provision of substantially all consulting and advisory services by Sun Capital Management and restated the annual management fee payable by CLG between $550 and $650 per year in quarterly installments. This fee was computed on a sliding scale based on annual EBITDA performance. Additionally, upon the consummation of certain corporate events involving the Company, CLG was required to pay Sun Capital Partners Management V, LLC, a transaction fee in an amount equal to 1% of the aggregate consideration paid to or by CLG, subject to certain caps as specified in the agreement. Simultaneous with the Purchase Agreement, CLG’s Amended and Restated Consulting Agreement with Sun Capital Management was terminated.

During fiscal 2019 and fiscal 2018, the Company incurred expenses of $367 and $627, respectively, under the Sun Capital Consulting Agreements.

Security Service Agreement

The Company has been a party to a master services agreement, and various statements of work issued pursuant thereto (collectively, the “Security Service Agreement”), with SOS Security, LLC (“SOS”), relating to permanent and temporary security services and loss prevention solutions for the Company’s retail operations, since 2016. On April 30, 2019, all outstanding interests of SOS were acquired by the affiliates of Sun Capital Partners, Inc. (collectively, “Sun Capital”).  Sun Capital subsequently signed a definitive agreement to sell SOS in November 2019.  The sale was completed on December 31, 2019.

During fiscal 2019, the Company incurred expenses of $170 under the Security Service Agreement.

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

Note 15. Subsequent Events

Recent Developments

The spread of COVID-19, which was declared a pandemic by the World Health Organization in March 2020, has caused state and municipal public officials to mandate jurisdiction-wide curfews, including “shelter-in-place” and closures of most non-essential businesses as well as other measures to mitigate the spread of the virus. While we continue to serve our customers through our online e-commerce websites, we were forced to shut down all of our domestic and international retail locations alongside other retailers, including our wholesale partners, which has resulted in a sharp decline in our revenue and ability to generate cash flows from operations.  Although certain jurisdictions have since loosened the restrictive orders and a limited number of our retail stores have re-opened, the extent of the negative impact of COVID-19 on our operations remains uncertain and potentially wide-spread. In light of the COVID-19 pandemic, we have taken various measures to improve our liquidity as described below.  Based on these measures and our current expectations, we believe that our sources of liquidity will generate sufficient cash flows to meet our obligations during the next twelve months from the date these financial statements are issued.

In response to the COVID-19 pandemic, we have implemented, and continue to implement various measures including:

•

entering into amendments to our 2018 Term Loan Facility as well as our 2018 Revolving Credit Facility to provide additional liquidity and amend certain financial covenants to allow increased operational flexibility (See below for further details on these amendments);

•	furloughing all of our retail store associates as well as a significant portion of our corporate associates;
•	temporarily reducing retained employee salaries and board retainer fees;
•	engaging in active discussions with landlords to address the current operating environment, while reopening a limited number of stores in accordance with the applicable regulations;
•

executing other operational initiatives to carefully manage our investments across all key areas, including aligning inventory levels with anticipated demand and reevaluating non-critical capital build-out and other investments and activities; and

•	streamlining our expense structure in all areas such as marketing, distribution, and product development to align with the business environment and sales opportunities.

In addition, affiliates of Sun Capital, who own approximately 72% of the outstanding shares of the Company’s common stock, as of the date these financial statements are issued, (see Note 14 “Related Party Transactions” for further discussion regarding our relationship with Sun Capital) have committed through June 15, 2021 to provide financial support to the Company of up to $8,000 upon the occurrence of certain events and conditions.

We believe the Company’s liquidity is further supported by the amended terms of our credit facilities combined with anticipated receipts from our e-commerce and wholesale businesses and on a limited basis, from our reopened retail stores, which we project to primarily occur over the next several months, as well as the disciplined management of the Company’s operating expenses based on the operational measures described above.

COVID-19 pandemic remains highly volatile and continues to evolve on a daily basis, which could negatively affect the outcome of the measures intended to address its impact and/or our current expectations of the Company’s future business performance.  Factors such as continued temporary closures and/or reclosures of our stores, distribution centers and corporate facilities as well as those of our wholesale partners; declines and changes in consumer behavior including traffic, spending and demand and resulting build-up of excess inventory; supply chain disruptions; our and our business partners’ ability to access capital sources and maintain compliance with credit facilities; as well as our ability to collect receivables and diversion of corporate resources from key business activities and compliance efforts could continue to adversely affect the Company’s business, financial condition, cash flow, liquidity and results of operations.

Amendments to 2018 Term Loan Facility

On March 30, 2020, Vince, LLC entered into the Limited Waiver and Amendment (the “Second Term Loan Amendment”) to the 2018 Term Loan Facility. The Second Term Loan Amendment postpones the amortization payment due on April 1, 2020, with 50% of such payment to be paid on July 1, 2020 and the remainder to be paid on October 1, 2020 and modifies certain reporting obligations.

On June 8, 2020, Vince, LLC entered into the Third Amendment (the “Third Term Loan Amendment”) to the 2018 Term Loan Facility. The Third Term Loan Amendment, among others, (i) temporarily suspends the Consolidated Fixed Charge Coverage Ratio covenant through the delivery of a compliance certificate relating to the fiscal quarter ended July 31, 2021 (such period, the “Extended Accommodation Period”); (ii) requires Vince, LLC to maintain Fixed Charge Coverage Ratio of 1.0 to 1.0 in the event the excess availability under the 2018 Revolving Credit Facility is less than (x) $10,000 between September 6, 2020 and January 9, 2021 and (y) $12,500 between January 10, 2021 and January 31, 2021 and (z) $15,000 during all other times during the Extended Accommodation Period; (ii) revises the Fixed Charge Coverage Ratio required to be maintained following the Extended Accommodation Period (commencing with the fiscal month ending July 31, 2021) to be 1.50 to 1.0 for the fiscal quarter ending July 31, 2021 and 1.75 to 1.0 for each fiscal quarter thereafter; (iii) waives the amortization payments due on July 1, 2020 and October 1, 2020 (including the amortization payment due on April 1, 2020 that was previously deferred under the Second Term Loan Amendment); (iv) for any fiscal four quarter period ending prior to or on October 30, 2020, increasing the cap on certain items eligible to be added back to Consolidated EBITDA to 27.5% from 22.5%; and (iv) during the Extended Accommodation Period, allows Vince, LLC to cure any default under the applicable Fixed Charge Coverage Ratio covenant by including any amount provided by equity or subordinated debt (which amount shall be at least $1,000) in the calculation of excess availability under the 2018 Revolving Credit Facility so that the excess availability is above the applicable threshold described above.

The Third Term Loan Amendment also (a) waives certain events of default; (b) temporarily revises the applicable margin to be 9.0% for one year after the Third Term Loan Amendment effective date (2.0% of which is to be accrued but not payable in cash until the first anniversary of the Third Term Loan Amendment effective date) and after such time and through the Extended Accommodation Period, 9.0% or 7.0% depending on the amount of Consolidated EBITDA; (c) increases the LIBOR floor from 0% to 1.0%; (d) eliminates the Borrower’s and any loan party’s ability to designate subsidiaries as unrestricted and to make certain payments, restricted payments and investments during the Extended Accommodation Period; (e) resets the prepayment premium to 3.0% of the prepaid amount if prepaid prior to the first anniversary of the Third Term Loan Amendment Effective Date, 1.5% of the prepaid amount if prepaid prior to the second anniversary of the Third Term Loan Amendment Effective Date and 0% thereafter; (f) imposes a requirement to pay down the 2018 Revolving Credit Facility to the extent cash on hand exceeds $5,000 on the last day of each week; (g) permits Vince, LLC to incur up to $8,000 of additional secured debt (in addition to any interest accrued or paid in kind), to the extent subordinated to the 2018 Term Loan Facility on terms reasonably acceptable to Crystal;  (h) extends the delivery periods for (x) annual financial statements for the fiscal year ended February 1, 2020 to June 15, 2020 and (y) quarterly financial statements for the fiscal quarters ended May 2, 2020 and ending August 1, 2020 to July 31, 2020 and October 29, 2020, respectively, and (i) grants ongoing relief through September 30, 2020 with respect to certain covenants regarding the payment of lease obligations.

Amendments to 2018 Revolving Credit Facility

On June 8, 2020, Vince, LLC entered into the Third Amendment (the “Third Revolver Amendment”) to the 2018 Revolving Credit Facility. The Third Revolver Amendment, among others, increases availability under the facility’s borrowing base by (i) temporarily increasing the aggregate commitments under the 2018 Revolving Credit Facility to $110,000 through November 30, 2020 (such period, the “Accommodation Period”) (ii) temporarily revising the eligibility of certain account debtors during the Accommodation Period by extending by 30 days the period during which those accounts may remain outstanding past due as well as increasing the concentration limits of certain account debtors and (iii) for any fiscal four quarter period ending prior to or on October 30, 2021, increasing the cap on certain items eligible to be added back to Consolidated EBITDA to 27.5% from 22.5%.

The Third Revolver Amendment also (a) waives events of default; (b) temporarily increases the applicable margin on all borrowings of revolving loans by 0.75% per annum during the Accommodation Period and increases the LIBOR floor from 0% to 1.0%; (c) eliminates Vince LLC’s and any loan party’s ability to designate subsidiaries as unrestricted and to make certain payments, restricted payments and investments during the Extended Accommodation Period; (d) temporarily suspends the Fixed Charge Coverage Ratio covenant through the Extended Accommodation Period; (e) requires Vince, LLC to maintain a Fixed Charge Coverage Ratio of 1.0 to 1.0 in the event the excess availability under the 2018 Revolving Credit Facility is less than (x) $10,000 between September 6, 2020 and January 9, 2021, (y) $12,500 between January 10, 2021 and January 31, 2021 and (z) $15,000 at all other times during the Extended Accommodation Period; (f)  imposes a requirement (y) to pay down the 2018 Revolving Loan Facility to the extent cash on hand exceeds $5,000 on the last day of each week and (z) that, after giving effect to any borrowing thereunder, Vince, LLC may have no more than $5,000 of cash on hand; (g) permits Vince, LLC to incur up to $8,000 of additional secured debt (in addition to any interest accrued or paid in kind), to the extent subordinated to the 2018 Revolving Credit Facility on terms reasonably acceptable to Citizens; (h) establishes a method for imposing a successor reference rate if LIBOR should become unavailable, (i) extends the delivery periods for (x) annual financial statements for the fiscal year ended February 1, 2020 to June 15, 2020 and (y) quarterly financial statements for the fiscal quarters ended May 2, 2020 and ending August 1, 2020 to July 31, 2020 and October 29, 2020, respectively, and (j) grants ongoing relief through September 30, 2020 with respect to certain covenants regarding the payment of lease obligations.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Beginning of Period	Expense Charges, net of Reversals	Deductions and Write-offs, net of Recoveries	End of Period
Sales Allowances
Fiscal 2019	$(13,756)	(74,103)	74,125	(13,734)
Fiscal 2018	(22,974)	(67,055)	76,273	(13,756)
Allowance for Doubtful Accounts
Fiscal 2019	(509)	51	74	(384)
Fiscal 2018	(1,038)	(13)	542	(509)
Valuation Allowances on Deferred Income Taxes
Fiscal 2019	(99,444)	(1,402)	—	(100,846)
Fiscal 2018	(98,017)	(1,427)	—	(99,444)