Form 10-Q
period 2020-05-02
VINCE HOLDING CORP.
filed 2020-07-31
CIK 1579157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 2, 2020

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

As of June 30, 2020, the registrant had 11,790,672 shares of common stock, $0.01 par value per share, outstanding.

VINCE HOLDING CORP. AND SUBSIDIARIES

RELIANCE OF SECURITIES AND EXCHANGE COMMISSION ORDER

Vince Holding Corp. (the “Company”) is relying on the Order under Section 36 of the Securities Exchange Act of 1934 Modifying Exemptions From the Reporting and Proxy Delivery Requirements for Public Companies, dated March 25, 2020 (Release No. 34-88465) to delay the filing of this Quarterly Report due to circumstances related to the novel coronavirus (COVID-19) pandemic as disclosed in the Company’s Current Report on Form 8-K filed with the Security Exchange Commissions (the “SEC”) on June 9, 2020. The Company was unable to file this Quarterly Report in a timely manner because COVID-19 caused significant disruptions to the Company’s business and operations, including furloughs of a significant portion of our corporate associates. The Company’s management and staff needed to devote significant time and attention to assess the impact of COVID-19 on the Company’s operations and financial position and to develop operational and financial plans to address those matters. As a result, the Company’s resources, which were already been significantly reduced after the furloughs, were diverted from completing certain tasks necessary to file the Quarterly Report in a timely manner.

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, and any statements incorporated by reference herein, contains forward-looking statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements are indicated by words or phrases such as “may,” “will,” “should,” “believe,” “expect,” “seek,” “anticipate,” “intend,” “estimate,” “plan,” “target,” “project,” “forecast,” “envision” and other similar phrases. Although we believe the assumptions and expectations reflected in these forward-looking statements are reasonable, these assumptions and expectations may not prove to be correct and we may not achieve the results or benefits anticipated. These forward-looking statements are not guarantees of actual results, and our actual results may differ materially from those suggested in the forward-looking statements. These forward-looking statements involve a number of risks and uncertainties, some of which are beyond our control, including, without limitation: the impact of the novel coronavirus (COVID-19) pandemic on our business, results of operations and liquidity; our ability to continue having the liquidity necessary to service our debt, meet contractual payment obligations, and fund our operations; changes in global economics and credit and financial markets; the expected effects of the acquisition of Rebecca Taylor, Inc. and Parker Holdings, LLC, (collectively the “Acquired Businesses”) on the Company; our ability to integrate the Acquired Businesses with the Company, including our ability to retain customers, suppliers and key employees; our ability to realize the benefits of our strategic initiatives; our ability to maintain our larger wholesale partners; the loss of certain of our wholesale partners; our ability to make lease payments when due; the execution and management of our retail store growth plans; our ability to expand our product offerings into new product categories, including the ability to find suitable licensing partners; our ability to remediate the identified material weakness in our internal control over financial reporting; our ability to optimize our systems, processes and functions; our ability to mitigate system security risk issues, such as cyber or malware attacks, as well as other major system failures; our ability to comply with privacy-related obligations; our ability to comply with domestic and international laws, regulations and orders; changes in laws and regulations; our ability to ensure the proper operation of the distribution facilities by third-party logistics providers; our ability to anticipate and/or react to changes in customer demand and attract new customers, including in connection with making inventory commitments; our ability to remain competitive in the areas of merchandise quality, price, breadth of selection and customer service; our ability to keep a strong brand image; our ability to attract and retain key personnel; our ability to protect our trademarks in the U.S. and internationally; the execution and management of our international expansion, including our ability to promote our brand and merchandise outside the U.S. and find suitable partners in certain geographies; our current and future licensing arrangements; the extent of our foreign sourcing; fluctuations in the price, availability and quality of raw materials; commodity, raw material and other cost increases; our reliance on independent manufacturers; seasonal and quarterly variations in our revenue and income; further impairment of our goodwill and indefinite-lived intangible assets; competition; other tax matters; and other factors as set forth from time to time in our Securities and Exchange Commission filings, including those described in this report on Form 10-Q and our Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 11, 2020 (the “2019 Annual Report on Form 10-K”) under the heading “Item 1A—Risk Factors.” We intend these forward-looking statements to speak only as of the date of this report on Form 10-Q and do not undertake to update or revise them as more information becomes available, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data, unaudited)

	May 2,	February 1,
	2020	2020
Assets
Current assets:
Cash and cash equivalents	$26,654	$466
Trade receivables, net	16,523	40,660
Inventories, net	67,337	66,393
Prepaid expenses and other current assets	4,061	6,725
Total current assets	114,575	114,244
Property and equipment, net	19,901	25,274
Operating lease right-of-use assets, net	81,991	94,632
Intangible assets, net	76,982	81,533
Goodwill	31,973	41,435
Deferred income taxes	—	102
Other assets	5,386	5,082
Total assets	$330,808	$362,302

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$31,647	$43,075
Accrued salaries and employee benefits	9,361	9,620
Other accrued expenses	13,056	14,194
Short-term lease liabilities	20,882	20,638
Current portion of long-term debt	2,750	2,750
Total current liabilities	77,696	90,277
Long-term debt	84,647	48,680
Long-term lease liabilities	85,380	90,211
Other liabilities	187	2,354

Commitments and contingencies (Note 8)

Stockholders' equity:
Common stock at $0.01 par value (100,000,000 shares authorized, 11,769,682 and 11,680,593 shares issued and outstanding at May 2, 2020 and February 1, 2020, respectively)	118	117
Additional paid-in capital	1,137,483	1,137,147
Accumulated deficit	(1,054,559)	(1,006,381)
Accumulated other comprehensive loss	(144)	(103)
Total stockholders' equity	82,898	130,780
Total liabilities and stockholders' equity	$330,808	$362,302

See notes to unaudited condensed consolidated financial statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data, unaudited)

	Three Months Ended
	May 2,	May 4,
	2020	2019*
Net sales	$39,018	$74,017
Cost of products sold	23,018	36,125
Gross profit	16,000	37,892
Impairment of goodwill and intangible assets	13,848	—
Impairment of long-lived assets	13,026	—
Selling, general and administrative expenses	38,544	44,123
Loss from operations	(49,418)	(6,231)
Interest expense, net	1,025	1,359
Other (Income) expense, net	(2,307)	110
Loss before income taxes	(48,136)	(7,700)
Provision for income taxes	42	47
Net loss	$(48,178)	$(7,747)
Other comprehensive loss:
Foreign currency translation adjustments	(41)	(7)
Comprehensive loss	$(48,219)	$(7,754)

Loss per share:
Basic loss per share	$(4.12)	$(0.67)
Diluted loss per share	$(4.12)	$(0.67)
Weighted average shares outstanding:
Basic	11,693,959	11,629,836
Diluted	11,693,959	11,629,836

See notes to unaudited condensed consolidated financial statements.

* Amounts reflect the retrospective combination of the entities. See Note 11 “Related Party Transactions” for additional details.

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data, unaudited)

	Common Stock
	Number of Shares Outstanding	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of February 1, 2020	11,680,593	$117	$1,137,147	$(1,006,381)	$(103)	$130,780
Comprehensive loss:	—	—	—	—	—	—
Net loss	—	—	—	(48,178)	—	(48,178)
Foreign currency translation adjustment	—	—	—	—	(41)	(41)
Share-based compensation expense	—	—	541	—	—	541
Restricted stock unit vestings	127,613	1	—	—	—	1
Tax withholdings related to restricted stock vesting	(38,524)	—	(205)	—	—	(205)
Balance as of May 2, 2020	11,769,682	$118	$1,137,483	$(1,054,559)	$(144)	$82,898

	Common Stock
	Number of Shares Outstanding	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of February 2, 2019*	11,622,994	$116	$1,135,401	$(1,036,188)	$(83)	$99,246
Comprehensive loss:	—	—	—	—	—	—
Net loss	—	—	—	(7,747)	—	(7,747)
Foreign currency translation adjustment	—	—	—	—	(7)	(7)
Share-based compensation expense	—	—	427	—	—	427
Cumulative effect of accounting change from adoption of ASU 2016-02	—	—	—	(589)	—	(589)
Restricted stock unit vestings	64,572	1	—	—	—	1
Tax withholdings related to restricted stock vesting	(23,066)	—	(301)	—	—	(301)
Balance as of May 4, 2019*	11,664,500	$117	$1,135,527	$(1,044,524)	$(90)	$91,030

See notes to unaudited condensed consolidated financial statements.

* Amounts reflect the retrospective combination of the entities. See Note 11 “Related Party Transactions” for additional details.

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands, unaudited)

	Three Months Ended
	May 2, 2020	May 4, 2019*
Operating activities
Net loss	$(48,178)	$(7,747)
Add (deduct) items not affecting operating cash flows:
Adjustment to Tax Receivable Agreement Liability	(2,320)	—
Impairment of goodwill and intangible assets	13,848	—
Impairment of long-lived assets	13,026	—
Depreciation and amortization	1,998	2,733
Provision for bad debt	1,585	54
Amortization of deferred financing costs	133	142
Deferred income taxes	102	—
Share-based compensation expense	541	427
Changes in assets and liabilities:
Receivables, net	22,553	14,715
Inventories	(959)	5,611
Prepaid expenses and other current assets	2,657	(585)
Accounts payable and accrued expenses	(13,136)	(11,292)
Other assets and liabilities	(630)	(592)
Net cash (used in) provided by operating activities	(8,780)	3,466
Investing activities
Payments for capital expenditures	(695)	(720)
Net cash used in investing activities	(695)	(720)
Financing activities
Net proceeds from (repayment of) borrowings under the Revolving Credit Facilities	35,877	(222)
Net (repayment of) proceeds from borrowings under the Acquired Businesses Revolving Credit Facilities	—	(725)
Repayment of borrowings under the Term Loan Facilities	—	(688)
Tax withholdings related to restricted stock vesting	(205)	(301)
Proceeds from stock option exercises, restricted stock vesting, and issuance of common stock under employee stock purchase plan	1	1
Financing fees	—	(1)
Net cash provided by (used in) financing activities	35,673	(1,936)
Increase in cash, cash equivalents, and restricted cash	26,198	810
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(12)	(3)
Cash, cash equivalents, and restricted cash, beginning of period	646	361
Cash, cash equivalents, and restricted cash, end of period	26,832	1,168
Less: restricted cash at end of period	178	152
Cash and cash equivalents per balance sheet at end of period	$26,654	$1,016

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	951	1,165
Cash payments for income taxes, net of refunds	(10)	5
Supplemental Disclosures of Non-Cash Investing and Financing Activities
Capital expenditures in accounts payable and accrued liabilities	765	126

See notes to unaudited condensed consolidated financial statements.

* Amounts reflect the retrospective combination of the entities. See Note 11 “Related Party Transactions” for additional details.

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

On November 3, 2019, Vince, LLC, an indirectly wholly owned subsidiary of VHC, completed its acquisition (the “Acquisition”) of 100% of the equity interests of Rebecca Taylor, Inc. and Parker Holding, LLC (collectively, the “Acquired Businesses”) from Contemporary Lifestyle Group, LLC (“CLG”). The Acquired Businesses represented all of the operations of CLG. Because the Acquisition was a transaction between commonly controlled entities, accounting principles generally accepted in the United States of America (“GAAP”) requires the retrospective combination of the entities for all periods presented as if the combination had been in effect since the inception of common control. Accordingly, the Company’s unaudited financial statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”), including for the three months ended May 4, 2019, reflect the retrospective combination of the entities as if the combination had been in effect since inception of common control. See Note 11 “Related Party Transactions” for further information.

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

(B) Basis of Presentation: The accompanying condensed consolidated financial statements have been prepared in conformity with GAAP and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. Therefore, these financial statements should be read in conjunction with VHC’s audited financial statements for the fiscal year ended February 1, 2020, as set forth in the 2019 Annual Report on Form 10-K.

The condensed consolidated financial statements include the Company’s accounts and the accounts of the Company’s wholly-owned subsidiaries as of May 2, 2020. All intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) and disclosures necessary for a fair statement. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or the fiscal year as a whole.

As noted above, the Company’s unaudited financial statements included in this Quarterly Report, including for the three months ended May 4, 2019, reflect the retrospective combination of the entities as if the combination had been in effect since inception of common control. See Note 11 “Related Party Transactions” for further information.

(C) Use of Estimates:  The preparation of financial statements in conformity with GAAP requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements which affect revenues and expenses during the period reported. Estimates are adjusted when necessary to reflect actual experience. Significant estimates and assumptions may affect many items in the financial statements. Actual results could differ from estimates and assumptions in amounts that may be material to the consolidated financial statements.

The Company considered the novel coronavirus (“COVID-19”) related impacts to its estimates including the impairment of property and equipment and operating lease right-of-use (“ROU”) assets, the impairment of goodwill and intangible assets, accounts receivable and inventory valuation, the liability associated with our tax receivable agreement, and the assessment of our liquidity. These estimates may change as the current situation evolves or new events occur.

(D) COVID 19: The spread of COVID-19, which was declared a pandemic by the World Health Organization in March 2020, has caused state and municipal public officials to mandate jurisdiction-wide curfews, including “shelter-in-place” and closures of most non-essential businesses as well as other measures to mitigate the spread of the virus.

In light of the COVID-19 pandemic, we have taken various measures to improve our liquidity as described below.  Based on these measures and our current expectations, we believe that our sources of liquidity will generate sufficient cash flows to meet our obligations during the next twelve months from the date these financial statements are issued.

The following summarizes the various measures we have implemented and continue to implement as well as the impacts from the COVID-19 pandemic during and subsequent to the three months ended May 2, 2020.

•

While we continued to serve our customers through our online e-commerce websites during the period in which we were forced to shut down all of our domestic and international retail locations alongside other retailers, including our wholesale partners, the store closures resulted in a sharp decline in our revenue and ability to generate cash flows from operations.  We began reopening stores during May 2020 and nearly all of the Company’s stores have since reopened in a limited capacity in accordance with state and local regulations related to the COVID-19 pandemic and have not been impacted by any re-closure orders or regulations.

As a result of store closures and the decline in projected cash flows, the Company recognized a non-cash impairment charge related to property and equipment and operating lease ROU assets to adjust the carrying amounts of certain store locations to their estimated fair value.  During the three months ended May 2, 2020, the Company recorded an impairment of property and equipment and operating lease ROU assets of $4,470 and $8,556, respectively. The impairment charges are recorded within impairment of long-lived assets on the condensed consolidated statement of operations and comprehensive loss.  There were no such impairment charges recorded for the three months ended May 4, 2019.

The Company incurred a non-cash impairment charge on goodwill and intangible assets as a result of the decline in long-term projections due to COVID-19.  See Note 2, “Goodwill and Intangible Assets” for additional information;

•

We entered into amendments to our 2018 Term Loan Facility as well as our 2018 Revolving Credit Facility to provide additional liquidity and amend certain financial covenants to allow increased operational flexibility.  See Note 12, “Subsequent Events”;

•

Furloughed all of our retail store associates as well as a significant portion of our corporate associates during the period of store closures and reinstated a limited number of associates commensurate to the store re-openings as well as other business needs;

•	Temporarily reduced retained employee salaries and board retainer fees;
•	Engaged in active discussions with landlords to address the current operating environment, including amendments to existing lease terms;
•

Executed other operational initiatives to carefully manage our investments across all key areas, including aligning inventory levels with anticipated demand and reevaluating non-critical capital build-out and other investments and activities; and

•	Streamlined our expense structure in all areas such as marketing, distribution, and product development to align with the business environment and sales opportunities.

In addition, affiliates of Sun Capital, who own approximately 72% of the outstanding shares of the Company’s common stock (see Note 11 “Related Party Transactions” for further discussion regarding our relationship with Sun Capital) have committed through July 31, 2021 to provide financial support to the Company of up to $8,000 upon the occurrence of certain events and conditions.

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

 (E) Sources and Uses of Liquidity: The Company’s sources of liquidity are cash and cash equivalents, cash flows from operations, if any, borrowings available under the 2018 Revolving Credit Facility (as defined below) and the Company’s ability to access capital markets. The Company’s primary cash needs are funding working capital requirements, meeting debt service requirements, and capital expenditures for new stores and related leasehold improvements.

(F) Revenue Recognition: The Company recognizes revenue when performance obligations identified under the terms of contracts with its customers are satisfied, which generally occurs upon the transfer of control in accordance with the contractual terms and conditions of the sale. Sales are recognized when the control of the goods are transferred to the customer for the Company’s wholesale business, upon receipt by the customer for the Company’s e-commerce business, and at the time of sale to the consumer for the Company’s retail business. See Note 10 “Segment Financial Information” for disaggregated revenue amounts by segment.

Revenue associated with gift cards is recognized upon redemption and unredeemed balances are considered contract liability and recorded within other accrued expenses, which are subject to escheatment within the jurisdictions in which it operates. As of May 2, 2020 and February 1, 2020, contract liability was $1,560 and $1,585, respectively.  For the three months ended May 2, 2020, the Company recognized  $68 of revenue that was previously included in contract liability as of February 1, 2020.

(G) Recent Accounting Pronouncements: Except as noted below, the Company has considered all recent accounting pronouncements and has concluded that there are no recent accounting pronouncements that may have a material impact on its Consolidated Financial Statements, based on current information.

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

Note 2. Goodwill and Intangible Assets

Net goodwill balances and changes therein by segment were as follows:

(in thousands)	Vince Wholesale	Vince Direct-to-consumer	Rebecca Taylor and Parker	Total Net Goodwill
Balance as of February 1, 2020	$41,435	$—	$—	$41,435
Impairment charges	(9,462)	—	—	(9,462)
Balance as of May 2, 2020	$31,973	$—	$—	$31,973

The total carrying amount of goodwill is net of accumulated impairments of $101,845.

During the first quarter of fiscal 2020, the Company determined that a triggering event had occurred as a result of changes to the Company’s long-term projections driven by the impacts of COVID-19.  The Company performed an interim quantitative impairment assessment of goodwill and intangible assets.

The Company determined the fair value of the Vince wholesale reportable segment using a combination of the market and income approach. Step one of the assessment determined that the fair value was below the carrying amount by $9,462, and as a result the Company recorded a goodwill impairment charge of $9,462 within Impairment of goodwill and intangible assets on the condensed consolidated statement of operations and comprehensive loss for the three months ended May 2, 2020.  There were no impairment charges for the three months ended May 4, 2019.

The following tables present a summary of identifiable intangible assets:

(in thousands)	Gross Amount	Accumulated Amortization	Accumulated Impairments	Net Book Value
Balance as of May 2, 2020
Amortizable intangible assets:
Customer relationships	$31,355	$(20,589)	$(6,115)	$4,651
Tradenames	13,100	(42)	(12,527)	531
Indefinite-lived intangible assets:
Tradenames	110,986	—	(39,186)	71,800
Total intangible assets	$155,441	$(20,631)	$(57,828)	$76,982

(in thousands)	Gross Amount	Accumulated Amortization	Accumulated Impairments	Net Book Value
Balance as of February 1, 2020
Amortizable intangible assets:
Customer relationships	$31,355	$(20,437)	$(6,115)	$4,803
Tradenames	13,100	(29)	(12,527)	544
Indefinite-lived intangible assets:
Tradenames	110,986	—	(34,800)	76,186
Total intangible assets	$155,441	$(20,466)	$(53,442)	$81,533

The Company estimated the fair value of the Vince and Rebecca Taylor tradename indefinite-lived intangible assets using the relief from royalty method and determined that the fair value of the Vince and Rebecca Taylor tradenames were below their carrying amounts. Significant assumptions utilized in these analyses included projected revenue growth rates, royalty rates and discount rates.  Accordingly, the Company recorded an impairment charge for the Vince and Rebecca Taylor tradename indefinite-lived intangible assets of $4,386, which was recorded within Impairment of goodwill and intangible assets on the condensed consolidated statement of operations and comprehensive loss for the three months ended May 2, 2020. There were no such impairment charges for the three months ended May 4, 2019.

Amortization of identifiable intangible assets was $165 and $635 for the three months ended May 2, 2020 and May 4, 2019, respectively. The estimated amortization expense for identifiable intangible assets is $655 for each fiscal year for the next five fiscal years.

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

The Company did not have any non-financial assets or non-financial liabilities recognized at fair value on a recurring basis at May 2, 2020 or February 1, 2020. At May 2, 2020 and February 1, 2020, the Company believes that the carrying value of cash and cash equivalents, receivables, and accounts payable approximates fair value, due to the short-term maturity of these instruments. The Company’s debt obligations with a carrying value of $88,350 as of May 2, 2020 are at variable interest rates. The carrying value of the Company’s 2018 Revolving Credit Facility (as defined below) approximates fair value as the stated interest rate approximates market rates currently available to the Company, which are considered Level 2 inputs. The fair value of the Company’s 2018 Term Loan Facility (as defined below) was approximately $26,000 as of May 2, 2020 based upon an estimated market value calculation that factors principal, time to maturity, interest rate, and current cost of debt, which is considered a Level 3 input.

The Company’s non-financial assets, which primarily consist of goodwill, intangible assets, operating lease ROU assets, and property and equipment, are not required to be measured at fair value on a recurring basis and are reported at their carrying values. However, on a periodic basis whenever events or changes in circumstances indicate that their carrying value may not be fully recoverable (and at least annually for goodwill and indefinite-lived intangible assets), non-financial assets are assessed for impairment and, if applicable, written down to (and recorded at) fair value.

The fair value of property and equipment and ROU assets was determined using a discounted cash-flow model that utilized Level 3 inputs. The measurement of fair value of these assets is considered a Level 3 valuation based on certain unobservable inputs including projected cash flows and estimates that would be used by market participants in valuing these or similar assets.  The Company makes estimates regarding future operating results based on its experience and knowledge of market factors in which the retail location is located. The Company’s retail locations are reviewed for impairment at the retail location level, which is the lowest level at which individual cash flows can be identified.

The following tables present the non-financial assets the Company measured at fair value on a non-recurring basis for the three months ended May 2, 2020, based on such fair value hierarchy:

	Net Carrying Value as of	Fair Value Measured and Recorded at Reporting Date Using:			Total Losses - Three Months Ended
(in thousands)	May 2, 2020	Level 1	Level 2	Level 3	May 2, 2020
Property and equipment	$8,434	$—	$—	$8,434	$4,470	(1)
Goodwill	31,973	—	—	31,973	9,462	(2)
Tradenames - Indefinite-lived	71,800	—	—	71,800	4,386	(2)
ROU Assets	65,443	—	—	65,443	8,556	(1)

(1) Recorded within Impairment of long-lived assets on the Condensed Consolidated Statements of Operations and Comprehensive Loss. See Note 1 “Description of Business and Summary of Significant Accounting Policies – (D) COVID-19” for additional information.

(2) Recorded within Impairment of goodwill and intangible assets on the Condensed Consolidated Statements of Operations and Comprehensive Loss. See Note 1 “Description of Business and Summary of Significant Accounting Policies – (D) COVID-19” for additional information.

Note 4. Long-Term Debt and Financing Arrangements

Long-term debt consisted of the following:

	May 2,	February 1,
(in thousands)	2020	2020
Long-term debt:
Term Loan Facilities	$24,750	$24,750
Revolving Credit Facilities	63,600	27,723
Total debt principal	88,350	52,473
Less: current portion of long-term debt	2,750	2,750
Less: deferred financing costs	953	1,043
Total long-term debt	$84,647	$48,680

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

The 2018 Term Loan Facility contains a requirement that Vince, LLC maintain a Consolidated Fixed Charge Coverage Ratio (as defined in the credit agreement for the 2018 Term Loan Facility) as of the last day of any period of four fiscal quarters not to exceed 0.85:1.00 for the fiscal quarter ended November 3, 2018, 1.00:1.00 for the fiscal quarter ended February 2, 2019, 1.20:1.00 for the fiscal quarter ended May 4, 2019, 1.35:1.00 for the fiscal quarter ending August 3, 2019, 1.50:1.00 for the fiscal quarters ending November 2, 2019 and February 1, 2020 and 1.75:1.00 for the fiscal quarter ending May 2, 2020 and each fiscal quarter thereafter. In addition, the 2018 Term Loan Facility contains customary representations and warranties, other covenants, and events of default, including but not limited to, covenants with respect to limitations on the incurrence of additional indebtedness, liens, burdensome agreements, guarantees, investments, loans, asset sales, mergers, acquisitions, prepayment of other debt, the repurchase of capital stock, transactions with affiliates, and the ability to change the nature of the Company’s business or its fiscal year, and distributions and dividends. The 2018 Term Loan Facility generally permits dividends to the extent that no default or event of default is continuing or would result from a contemplated dividend, so long as (i) after giving pro forma effect to the contemplated dividend and for the following six months Excess Availability will be at least the greater of 20.0% of the Loan Cap (as defined in the credit agreement for the 2018 Term Loan Facility) and $10,000, (ii) after giving pro forma effect to the contemplated dividend, the Consolidated Fixed Charge Coverage Ratio for the 12 months preceding such dividend will be greater than or equal to 1.0 to 1.0 (provided that the Consolidated Fixed Charge Coverage Ratio may be less than 1.0 to 1.0 if, after giving pro forma effect to the contemplated dividend, Excess Availability for the six fiscal months following the dividend is at least the greater of 25.0% of the Loan Cap and $12,500), and (iii) the pro forma Fixed Charge Coverage Ratio after giving effect to such contemplated dividend is no less than the minimum Consolidated Fixed Charge Coverage Ratio for such quarter. In addition, the 2018 Term Loan Facility is subject to a Borrowing Base (as defined in the credit agreement of the 2018 Term Loan Facility) which can, under certain conditions, result in the imposition of a reserve under the 2018 Revolving Credit Facility. As of May 2, 2020, the Company was in compliance with applicable covenants.

The 2018 Term Loan Facility also contains an Excess Cash Flow (as defined in the credit agreement for the 2018 Term Loan Facility) sweep requirement in which Vince, LLC remits 50% of Excess Cash Flow reduced on a dollar-for-dollar basis by any voluntary prepayments of the 2018 Term Loan Facility or the 2018 Revolving Credit Facility (to the extent accompanied by a permanent reduction in commitments) during such fiscal year or after the fiscal year but prior to the date of the excess cash flow payment, to be applied to the outstanding principal balance commencing 10 business days after the filing of the Company’s Annual Report on Form 10-K starting from fiscal year ending February 1, 2020. There was no such payment due for fiscal year ended February 1, 2020.

On March 30, 2020, Vince, LLC entered into the Limited Waiver and Amendment (the “Second Term Loan Amendment”) to the 2018 Term Loan Facility. The Second Term Loan Amendment postponed the amortization payment due on April 1, 2020, with 50%

of such payment to be paid on July 1, 2020 and the remainder to be paid on October 1, 2020 and modifies certain reporting obligations.

Through May 2, 2020, on an inception to date basis, the Company had made repayments totaling $2,750 in the aggregate on the 2018 Term Loan Facility. As of May 2, 2020, the Company had $24,750 of debt outstanding under the 2018 Term Loan Facility.

Subsequent to May 2, 2020, the Company entered into an amendment for the 2018 Term Loan Facility. See Note 12 “Subsequent Events” for additional information.

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

The 2018 Revolving Credit Facility contains representations and warranties, other covenants and events of default that are customary for this type of financing, including covenants with respect to limitations on the incurrence of additional indebtedness, liens, burdensome agreements, guarantees, investments, loans, asset sales, mergers, acquisitions, prepayment of other debt, the repurchase of capital stock, transactions with affiliates, and the ability to change the nature of the Company’s business or its fiscal year. The 2018 Revolving Credit Facility generally permits dividends in the absence of any event of default (including any event of default arising from a contemplated dividend), so long as (i) after giving pro forma effect to the contemplated dividend and for the following six months Excess Availability will be at least the greater of 20.0% of the Loan Cap and $10 million and (ii) after giving pro forma effect to the contemplated dividend, the Consolidated Fixed Charge Coverage Ratio for the 12 months preceding such dividend will be greater than or equal to 1.0 to 1.0 (provided that the Consolidated Fixed Charge Coverage Ratio may be less than 1.0 to 1.0 if, after giving pro forma effect to the contemplated dividend, Excess Availability for the six fiscal months following the dividend is at least the greater of 25.0% of the Loan Cap and $12,500). As of May 2, 2020, the Company was in compliance with applicable covenants.

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

Subsequent to May 2, 2020, the Company entered into an amendment for the 2018 Revolving Credit Facility. See Note 15 “Subsequent Events” for additional information.

As of May 2, 2020, $972 was available under the 2018 Revolving Credit Facility, net of the loan cap, and there were $63,600 of borrowings outstanding and $7,055 of letters of credit outstanding under the 2018 Revolving Credit Facility. The weighted average interest rate for borrowings outstanding under the 2018 Revolving Credit Facility as of May 2, 2020 was 1.8%.

As of June 8, 2020, the date the Company entered into an amendment for the 2018 Revolving Credit Facility, $25,777 was available, net of the loan cap, and there were $38,800 of borrowings and $5,108 of letters of credit outstanding.  The Company used cash on hand to repay borrowings under the 2018 Revolving Credit Facility.

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

Note 5. Inventory

Inventories consisted of finished goods. As of May 2, 2020 and February 1, 2020, finished goods, net of reserves were $67,337 and $66,393, respectively.

Note 6. Share-Based Compensation

Employee Stock Plans

Vince 2013 Incentive Plan

In connection with the IPO, the Company adopted the Vince 2013 Incentive Plan, which provides for grants of stock options, stock appreciation rights, restricted stock and other stock-based awards. In May 2018, the Company filed a Registration Statement on Form S-8 to register an additional 660,000 shares of common stock available for issuance under the Vince 2013 Incentive Plan. The aggregate number of shares of common stock which may be issued or used for reference purposes under the Vince 2013 Incentive Plan or with respect to which awards may be granted may not exceed 1,000,000 shares. The shares available for issuance under the Vince 2013 Incentive Plan may be, in whole or in part, either authorized and unissued shares of the Company’s common stock or shares of common stock held in or acquired for the Company’s treasury. In general, if awards under the Vince 2013 Incentive Plan are cancelled for any reason, or expire or terminate unexercised, the shares covered by such award may again be available for the grant of awards under the Vince 2013 Incentive Plan. As of May 2, 2020, there were 282,117 shares under the Vince 2013 Incentive Plan available for future grants. Options granted pursuant to the Vince 2013 Incentive Plan typically vest in equal installments over four years, subject to the employees’ continued employment and expire on the earlier of the tenth anniversary of the grant date or upon termination as outlined in the Vince 2013 Incentive Plan. Restricted stock units (“RSUs”) granted vest in equal installments over a three-year period or vest in equal installments over four years, subject to the employees’ continued employment, except for RSUs issued under the exchange offer described below.

Employee Stock Purchase Plan

The Company maintains an employee stock purchase plan (“ESPP”) for its employees. Under the ESPP, all eligible employees may contribute up to 10% of their base compensation, up to a maximum contribution of $10 per year. The purchase price of the stock is 90% of the fair market value, with purchases executed on a quarterly basis. The plan is defined as compensatory, and accordingly, a charge for compensation expense is recorded to selling, general and administrative expense for the difference between the fair market value and the discounted purchase price of the Company’s Stock. During the three months ended May 2, 2020, no shares of common stock were issued under the ESPP. During the three months ended May 4, 2019, no shares of common stock were issued under the ESPP. As of May 2, 2020, there were 91,135 shares available for future issuance under the ESPP.

Stock Options

A summary of stock option activity for both employees and non-employees for the three months ended May 2, 2020 is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at February 1, 2020	175	$38.87	6.7	$—
Granted	—	$—
Exercised	—	$—
Forfeited or expired	(117)	$38.92
Outstanding at May 2, 2020	58	$38.77	5.4	$—

Vested and exercisable at May 2, 2020	58	$38.77	5.4	$—

All outstanding shares were vested at May 2, 2020.

Restricted Stock Units

A summary of restricted stock unit activity for the three months ended May 2, 2020 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested restricted stock units at February 1, 2020	679,926	$11.12
Granted	10,786	$13.23
Vested	(127,800)	$9.76
Forfeited	—	$—
Non-vested restricted stock units at May 2, 2020	562,912	$11.47

Share-Based Compensation Expense

The Company recognized share-based compensation expense of $541 and $427, including expense of $51 and $40, respectively, related to non-employees, during the three months ended May 2, 2020 and May 4, 2019, respectively.

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

The following is a reconciliation of weighted average basic shares to weighted average diluted shares outstanding:

	Three Months Ended
	May 2,	May 4,
	2020	2019
Weighted-average shares—basic	11,693,959	11,629,836
Effect of dilutive equity securities	—	—
Weighted-average shares—diluted	11,693,959	11,629,836

Because the Company incurred a net loss for the three months ended May 2, 2020 and May 4, 2019, weighted-average basic shares and weighted-average diluted shares outstanding are equal for the periods.

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

On September 6, 2019, Vince, LLC received a favorable judgment from the second instance court in the People’s Republic of China in connection with a trademark infringement case. The judgment awarded Vince, LLC approximately $700 in damages and fees, net of applicable taxes, which was included in general and administrative expense in the accompanying condensed consolidated statement of operations and comprehensive income. This amount was subsequently paid in full to Vince, LLC by the defendants in the case in the fourth quarter of fiscal 2019.

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

   The Company determines if an arrangement is a lease at inception. The Company has operating leases for real estate (primarily retail stores, storage, and office spaces) which generally have initial terms of 10 years and cannot be extended or can be extended for one additional 5-year term, with the exception of a few recent leases which are on shorter terms. In general, the Company will not include renewal options in the underlying lease term unless the Company is reasonably certain to exercise the renewal option. Substantially all of our leases require a fixed annual rent, and most require the payment of additional rent if store sales exceed a negotiated amount. These percentage rent expenses are considered as variable lease costs and recognized in the condensed consolidated financial statements when incurred. In addition, the Company’s real estate leases may also require additional payments for real estate taxes and other occupancy-related costs which it considers as non-lease components. The Company did not elect the practical expedient to group lease and non-lease components as a single lease component for the operating leases. Operating lease ROU assets and operating lease liabilities are recognized based upon the present value of the future lease payments over the lease term. As the Company’s leases do not provide an implicit borrowing rate, the Company uses an estimated incremental borrowing rate based upon combination of market-based factors, such as market quoted forward yield curves and company specific factors, such as the Company’s credit rating, lease size and duration to calculate the present value. The Company does not have any finance leases.  The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The weighted-average remaining lease term and weighted-average discount rate for our operating leases are 5.2 years and 6.9% as of May 2, 2020.

Total lease cost is included in cost of sales and SG&A in the accompanying condensed consolidated statement of operations and comprehensive income and is recorded net of immaterial sublease income. Some leases have a non-cancelable lease term of less than one year and therefore, the Company has elected to exclude these short-term leases from our ROU asset and lease liabilities. Short term lease costs were immaterial for three months ended May 2, 2020. The Company’s lease cost is comprised of the following:

	Three Months Ended
	May 2,	May 4,
(in thousands)	2020	2019
Operating lease cost	$6,488	$6,201
Variable operating lease cost	33	47
Total lease cost	$6,521	$6,248

Supplemental cash flow and non-cash information related to leases is as follows:

May 2,
(in thousands)	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,019
Right-of-use assets obtained in exchange for new operating lease liabilities	631

During the three months ended May 2, 2020, the Company recorded right-of-use assets impairment of approximately $8,556. There was no such impairment for the three months ended May 4, 2019.

As of May 2, 2020, the future maturity of lease liabilities are as follows:

May 2,
(in thousands)	2020
Fiscal 2020	$20,816
Fiscal 2021	26,069
Fiscal 2022	23,799
Fiscal 2023	20,160
Fiscal 2024	17,024
Thereafter	19,688
Total lease payments	127,556
Less: Imputed interest	(21,294)
Total operating lease liabilities	$106,262

The operating lease payments do not include any renewal options as such leases are not reasonably certain of being renewed as of May 2, 2020. Further, there were no legally binding minimum lease payments of lease signed but not yet commenced.

Note 10. Segment Financial Information

The Company operates and manages its business by distribution channel and has identified three reportable segments, as further described below. Management considered both similar and dissimilar economic characteristics, internal reporting and management structures, as well as products, customers, and supply chain logistics to identify the following reportable segments:

•	Vince Wholesale segment—consists of the Company’s operations to distribute Vince brand products to major department stores and specialty stores in the United States and select international markets;
•

Vince Direct-to-consumer segment—consists of the Company’s operations to distribute Vince brand products directly to the consumer through its Vince branded full-price specialty retail stores, outlet stores, e-commerce platform and subscription business Vince Unfold; and.

•

Rebecca Taylor and Parker segment—consists of the Company’s operations to distribute Rebecca Taylor and Parker brand products to high-end department and specialty stores worldwide and directly to the consumer through their own branded e-commerce platforms and Rebecca Taylor retail stores.

The accounting policies of the Company’s reportable segments are consistent with those described in Note 1 to the audited consolidated financial statements of VHC for the fiscal year ended February 1, 2020 included in the 2019 Annual Report on Form 10-K. Unallocated corporate expenses are comprised of selling, general, and administrative expenses attributable to corporate and administrative activities (such as marketing, design, finance, information technology, legal and human resource departments), and other charges that are not directly attributable to the Company’s Vince Wholesale and Vince Direct-to-consumer reportable segments. Unallocated corporate assets are comprised of the carrying values of the Company’s goodwill and tradename, deferred tax assets, and other assets that will be utilized to generate revenue for the Company’s Vince Wholesale and Vince Direct-to-consumer reportable segments.

Summary information for the Company’s reportable segments is presented below.

(in thousands)	Vince Wholesale	Vince Direct-to-consumer	Rebecca Taylor and Parker	Unallocated Corporate	Total
Three Month Ended May 2, 2020
Net Sales (1)	$10,693	$18,085	$10,240	$—	$39,018
Income (loss) before income taxes (2) (3) (4)	(591)	(16,859)	(6,152)	(24,534)	(48,136)

Three Month Ended May 4, 2019
Net Sales (5)	$27,355	$27,767	$18,895	$—	$74,017
Income (loss) before income taxes	7,781	1,038	(766)	(15,753)	(7,700)

(in thousands)	Vince Wholesale	Vince Direct-to-consumer	Rebecca Taylor and Parker	Unallocated Corporate	Total
May 2, 2020
Total Assets	$48,101	$97,824	$37,522	$147,361	$330,808

February 1, 2020
Total Assets	$71,028	$112,408	$43,258	$135,608	$362,302

(1) Net sales for the Rebecca Taylor and Parker reportable segment for the three months ended May 2, 2020 consisted of $7,158 through wholesale distribution channels and $3,082 through direct-to-consumer distribution channels.

(2) Vince Direct-to-consumer reportable segment includes a non-cash impairment charge of $11,725 related to property and equipment and ROU assets for the three months ended May 2, 2020.

(3) Rebecca Taylor and Parker reportable segment includes non-cash impairment charges of $1,687, of which $386 is related to the Rebecca Taylor tradename and $1,301 is related to property and equipment and ROU assets for the three months ended May 2, 2020.

(4) Unallocated Corporate for the three months ended May 2, 2020 includes a benefit from the re-measurement of the liability related to the Tax Receivable Agreement of $2,320 and non-cash impairment charges of 13,462, of which $9,462 is related to goodwill and $4,000 is related to the Vince tradename.

(5) Net sales for Rebecca Taylor and Parker reportable segment for the three months ended May 4, 2019 consisted of $14,079 through wholesale distribution channels and $4,816 through direct-to-consumer distribution channels.

Note 11. Related Party Transactions

Purchase Agreement

On November 4, 2019, Vince, LLC entered into an Equity Purchase Agreement (the “Purchase Agreement”) with CLG, providing for the Acquisition by Vince, LLC of 100% of the equity interests of the Acquired Businesses from CLG. The Acquisition was consummated effective on November 3, 2019.

The aggregate purchase price for the Acquisition was $19,730, which amount was used to satisfy all outstanding obligations under the credit facility of the Acquired Businesses and for the payment of certain compensation expenses. The purchase price was paid in cash and funded under the 2018 Revolving Credit Facility which was upsized simultaneously with the Acquisition, as described in Note 4 “Long-Term Debt and Financing Arrangements”.

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

During fiscal 2019, the Company incurred $3,571 of transaction and other related costs related to the Acquisition.

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

During the first quarter of fiscal 2020, the obligation under the Tax Receivable Agreement was adjusted as a result of changes in the levels of projected pre-tax income, primarily as a result of COVID-19. The adjustment resulted in a net decrease of $2,320 to the liability under the Tax Receivable Agreement with the corresponding adjustment accounted for within Other (income) expense, net on the consolidated statement of operations and comprehensive loss. As of May 2, 2020, the Company’s total obligation under the Tax Receivable Agreement was estimated to be $0 based on projected future pre-tax income.

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

During the three months ended May 2, 2020 and May 4, 2019, the Company incurred expenses of $0 and $159, respectively, under the Sun Capital Consulting Agreement.

Note 12. Subsequent Events

Amendments to 2018 Term Loan Facility

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes our consolidated operating results, financial condition and liquidity. The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”). All amounts disclosed are in thousands except store counts, countries, share and per share data and percentages. See Note 1 “Description of Business and Basis of Presentation” within the notes to the condensed consolidated financial statements in this Quarterly Report for further information.

For purposes of this Quarterly Report, the “Company,” “we,” and “our,” refer to Vince Holding Corp. (“VHC”) and our wholly owned subsidiaries, including Vince Intermediate Holding (“Vince Intermediate”), LLC and Vince, LLC. References to “Kellwood” refer, as applicable, to Kellwood Holding, LLC and its consolidated subsidiaries (including Kellwood Company, LLC) or the operations of the non-Vince businesses after giving effect to the Restructuring Transactions and prior to the Kellwood Sale. References to “Vince,” “Rebecca Taylor” or “Parker” refer only to the referenced brands.

On November 3, 2019, Vince, LLC, an indirectly wholly owned subsidiary of VHC, completed its acquisition (the “Acquisition”) of 100% of the equity interests of Rebecca Taylor, Inc. and Parker Holding, LLC (collectively, the “Acquired Businesses”) from Contemporary Lifestyle Group, LLC (“CLG”). Because the Acquisition was a transaction between commonly controlled entities, GAAP requires the retrospective combination of the entities for all periods presented as if the combination had been in effect since the inception of common control. Accordingly, the Company’s financial statements included in this Quarterly Report, including for the three months ended May 4, 2019, reflect the retrospective combination of the entities as if the combination had been in effect since inception of common control. See Note 11 “Related Party Transactions” to the condensed consolidated financial statements in this Quarterly Report for further information.

This discussion contains forward-looking statements involving risks, uncertainties and assumptions that could cause our results to differ materially from expectations. For a discussion of the risks facing our business see “Item 1A—Risk Factors” of this Quarterly Report as well as in our 2019 Annual Report on Form 10-K.

COVID-19

The spread of COVID-19, which was declared a pandemic by the World Health Organization in March 2020, has caused state and municipal public officials to mandate jurisdiction-wide curfews, including “shelter-in-place” and closures of most non-essential businesses as well as other measures to mitigate the spread of the virus.

The following summarizes the various measures we have implemented and continue to implement as well as the impacts from the COVID-19 pandemic during and subsequent to the three months ended May 2, 2020.

•

While we continued to serve our customers through our online e-commerce websites during the periods in which we were forced to shut down all of our domestic and international retail locations alongside other retailers, including our wholesale partners, the store closures resulted in a sharp decline in our revenue and ability to generate cash flows from operations.  We began reopening stores during May 2020 and nearly all of the Company’s stores have since reopened in a limited capacity in accordance with state and local regulations related to the COVID-19 pandemic and have not been impacted by any re-closure orders or regulations.

As a result of store closures and the decline in projected cash flows, the Company recognized a non-cash impairment charge related to property and equipment and operating lease right-of-use (“ROU”) assets to adjust the carrying amounts of certain store locations to their estimated fair value.  During the three months ended May 2, 2020, the Company recorded an impairment of property and equipment and operating lease ROU assets of $4,470 and $8,556, respectively.  The impairment charges are recorded within impairment of long-lived assets on the condensed consolidated statement of operations and comprehensive loss on the condensed consolidated financial statements in this Quarterly Report.  There were no such impairment charges recorded for the three months ended May 4, 2019.

The Company incurred a non-cash impairment charge on goodwill and intangible assets as a result of the decline in long-term projections.  See Note 2, “Goodwill and Intangible Assets” to the condensed consolidated financial statements in this Quarterly Report for additional information;

•

We entered into amendments to our 2018 Term Loan Facility as well as our 2018 Revolving Credit Facility to provide additional liquidity and amend certain financial covenants to allow increased operational flexibility.  See Note 12, “Subsequent Events” to the condensed consolidated financial statements in this Quarterly Report for additional information;

•

Furloughed all of our retail store associates as well as a significant portion of our corporate associates during the period of store closures and reinstated a limited number of associates commensurate to the store re-openings as well as other business needs;

•	Temporarily reduced retained employee salaries and board retainer fees;
•	Engaged in active discussions with landlords to address the current operating environment, including amendments to existing lease terms;
•

Executed other operational initiatives to carefully manage our investments across all key areas, including aligning inventory levels with anticipated demand and reevaluating non-critical capital build-out and other investments and activities; and

•	Streamlined our expense structure in all areas such as marketing, distribution, and product development to align with the business environment and sales opportunities.

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

Executive Overview

We are a global contemporary group, consisting of three brands: Vince, Rebecca Taylor and Parker. On November 3, 2019, we completed the acquisition of 100% of the equity interests of Rebecca Taylor, Inc. and Parker Holding, LLC (collectively, the “Acquired Businesses”) from Contemporary Lifestyle Group, LLC. See Note 11 “Related Party Transactions ” to the condensed consolidated financial statements in this Quarterly Report for additional information.

Vince, established in 2002, is a leading global luxury apparel and accessories brand best known for creating elevated yet understated pieces for every day effortless style. Known for its range of luxury products, Vince offers women’s and men’s ready-to-wear and accessories through 49 full-price retail stores, 14 outlet stores, and its e-commerce site, vince.com and through its subscription service Vince Unfold, vinceunfold.com, as well as through premium wholesale channels globally.

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

We serve our customers through a variety of channels that reinforce our brand images. Our diversified channel strategy allows us to introduce our products to customers through multiple distribution points that are reported in three segments: Vince Wholesale, Vince Direct-to-consumer and Rebecca Taylor and Parker.

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

As a result of the extensive temporary store closures due to the COVID-19 pandemic, comparable sales are not a meaningful metric for the three months ended May 2, 2020 and we have not included a discussion within our Results of Operations.

Three Months Ended May 2, 2020 Compared to Three Months Ended May 4, 2019

The following table presents, for the periods indicated, our operating results as a percentage of net sales, as well as loss per share data:

	Three Months Ended
	May 2, 2020		May 4, 2019*
		% of Net		% of Net
	Amount	Sales	Amount	Sales
(in thousands, except per share data, store counts and percentages)
Statements of Operations:
Net sales	$39,018	100.0%	$74,017	100.0%
Cost of products sold	23,018	59.0%	36,125	48.8%
Gross profit	16,000	41.0%	37,892	51.2%
Impairment of goodwill and intangible assets	13,848	35.5%	—	0.0%
Impairment of long-lived assets	13,026	33.4%	—	0.0%
Selling, general and administrative expenses	38,544	98.8%	44,123	59.6%
Loss from operations	(49,418)	(126.7)%	(6,231)	(8.4)%
Interest expense, net	1,025	2.6%	1,359	1.8%
Other (Income) expense, net	(2,307)	(5.9)%	110	0.2%
Loss before income taxes	(48,136)	(123.4)%	(7,700)	(10.4)%
Provision for income taxes	42	0.1%	47	0.1%
Net loss	$(48,178)	(123.5)%	$(7,747)	(10.5)%
Loss per share:
Basic loss per share	$(4.12)		$(0.67)
Diluted loss per share	$(4.12)		$(0.67)

(*) Three month ended May 4, 2019 amounts reflect the retrospective combination of the entities. See Note 11 “Related Party Transactions” to the condensed consolidated financial statements in this Quarterly Report for additional details.

  Net sales for the three months ended May 2, 2020 were $39,018, decreasing $34,999, or 47.3%, versus $74,017 for the three months ended May 4, 2019.

Gross profit decreased 57.8% to $16,000 for the three months ended May 2, 2020 from $37,892 in the prior year first quarter. As a percentage of sales, gross margin was 41.0%, compared with 51.2% in the prior year first quarter. The total gross margin rate decrease was primarily driven by the following factors:

•	The unfavorable impact of increased promotional activity contributed negatively by approximately 632 basis points;
•	The unfavorable impact of year-over-year adjustments to inventory reserves contributed negatively by approximately 442 basis points;
•	The unfavorable impact of deleveraging of supply chain costs contributed negatively by approximately 254 basis points;

•	The favorable impact from a decrease in the rate of sales allowances contributed positively by approximately 218 basis points; and
•	The favorable impact of channel mix at the Vince brand contributed approximately 261 basis points of improvement.

Impairment of goodwill and intangible assets for the three months ended May 2, 2020 was $13,848 which includes impairment of $9,462 related to goodwill and $4,386 related to indefinite-lived tradenames.

Impairment of long-lived assets for the three months ended May 2, 2020 was $13,026 which includes impairment of $4,470 related to property and equipment and $8,556 related to operating lease ROU assets.

Selling, general and administrative (“SG&A”) expenses for the three months ended May 2, 2020 were $38,544, decreasing $5,579, or 12.6%, versus $44,123 for the three months ended May 4, 2019. SG&A expenses as a percentage of sales were 98.8% and 59.6% for the three months ended May 2, 2020 and May 4, 2019, respectively. The change in SG&A expenses compared to the prior fiscal year period was primarily due to:

•

$2,537 of decreased compensation and benefits, primarily due to the actions taken in response to COVID-19 including the impact of furloughing our retail store associates as well as a significant portion of our corporate associates, temporarily reducing retained employee salaries, and lower bonus expense;

•	$1,357 of decreased marketing and advertising costs as a result of streamlining our expense structure in response to COVID-19;
•	$667 of decreased product development costs; and
•	$650 of decreased freight costs.

The above decreases were partially offset by:

•	$1,441 of increased bad debt expense related to the risk associated with our ability to collect outstanding receivables from our customers as a result of COVID-19

 Interest expense decreased $334, or 24.6%, to $1,025 in the three months ended May 2, 2020 from $1,359 in the three months ended May 4, 2019 due to the composition of debt and lower interest rates.

Other (income) expense, net decreased $2,417 to $(2,307) in the three months ended May 2, 2020 from $110 in the three months ended May 4, 2019. The change was primarily attributable to a $2,320 benefit from re-measurement of the liability related to the Tax Receivable Agreement (“TRA”). See Note 11 “Related Party Transactions” to the condensed consolidated financial statements in this Quarterly Report for further information.

Provision for income taxes for the three months ended May 2, 2020 was $42 as compared to $47 for the three months ended May 4, 2019. Our effective tax rate for the three months ended May 2, 2020 and May 4, 2019 was 0.1% and 0.6%, respectively. The effective tax rate for the three months ended May 2, 2020 and May 4, 2019 differed from the U.S. statutory rate of 21% primarily due to the impact of the valuation allowance established against our deferred tax assets partly offset by state and foreign taxes.

Performance by Segment

The Company has identified three reportable segments as further described below:

•	Vince Wholesale segment—consists of the Company’s operations to distribute Vince brand products to major department stores and specialty stores in the United States and select international markets;
•

Vince Direct-to-consumer segment—consists of the Company’s operations to distribute Vince brand products directly to the consumer through its Vince branded full-price specialty retail stores, outlet stores, e-commerce platform; and subscription business Vince Unfold;

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

	Three Months Ended
	May 2,	May 4,
(in thousands)	2020	2019
Net Sales:
Vince Wholesale	$10,693	$27,355
Vince Direct-to-consumer	18,085	27,767
Rebecca Taylor and Parker	10,240	18,895
Total net sales	$39,018	$74,017

(Loss) income from operations:
Vince Wholesale	$(591)	$7,781
Vince Direct-to-consumer	(16,859)	1,038
Rebecca Taylor and Parker	(6,139)	(482)
Subtotal	(23,589)	8,337
Unallocated corporate	(25,829)	(14,568)
Total loss from operations	$(49,418)	$(6,231)

Vince Wholesale

	Three Months Ended
(in thousands)	May 2, 2020	May 4, 2019	$ Change
Net sales	$10,693	$27,355	$(16,662)
(Loss) income from operations	(591)	7,781	(8,372)

Net sales from our Vince Wholesale segment decreased $16,662, or 60.9%, to $10,693 in the three months ended May 2, 2020 from $27,355 in the three months ended May 4, 2019, primarily due to the delay and cancellation of order receipts as a result of the temporary closure of our wholesale partner’s doors due to COVID-19.

(Loss) income from operations from our Vince Wholesale segment decreased $8,372, to a loss of $591 in the three months ended May 2, 2020 from income of $7,781 in the three months ended May 4, 2019 primarily due to the aforementioned decrease in sales, the unfavorable impact of year-over-year adjustments to inventory and accounts receivable reserves and the unfavorable impact associated with the deleverage of supply chain costs.

Vince Direct-to-consumer

	Three Months Ended
(in thousands)	May 2, 2020	May 4, 2019	$ Change
Net sales	$18,085	$27,767	$(9,682)
(Loss) income from operations	(16,859)	1,038	$(17,897)

Net sales from our Vince Direct-to-consumer segment decreased $9,682, or 34.9%, to $18,085 in the three months ended May 2, 2020 from $27,767 in the three months ended May 4, 2019. The decrease in sales was primarily due to the temporary store closures of our domestic and international retail locations due to COVID-19. Since May 4, 2019, four net new stores have opened, bringing our total retail store count to 63 (consisting of 49 full price stores and 14 outlet stores) as of May 2, 2020, compared to 59 (consisting of 45 full price stores and 14 outlet stores) as of May 4, 2019.

Our Vince Direct-to-consumer segment had a loss from operations of $16,859 in the three months ended May 2, 2020 compared to an income of $1,038 in the three months ended May 4, 2019. The decrease was primarily driven by lower net sales, related to temporary store closures as noted above, as well as the impairment of the property and equipment and operating lease ROU assets.

Rebecca Taylor and Parker

	Three Months Ended
(in thousands)	May 2, 2020	May 4, 2019	$ Change
Net sales	$10,240	$18,895	$(8,655)
Loss from operations	(6,139)	(482)	(5,657)

Net sales from our Rebecca Taylor and Parker segment decreased $8,655, or 45.8%, to $10,240 in three months ended May 2, 2020 from $18,895 in the three months ended May 4, 2019 primarily due to a $6,921 decrease in wholesale sales partly and a $1,734 decrease in the direct-to-consumer channels primarily due to temporary store closures of our domestic retail locations alongside other retailers, including our wholesale partners.

Loss from operations from our Rebecca Taylor and Parker segment increased $5,657, to $6,139 in the three months ended May 2, 2020 from $482 in the three months ended May 4, 2019.  The increase was primarily driven by the decrease in sales, as noted above, and a decline in gross profit, as well as the impairment of indefinite lived intangible assets, property and equipment and operating lease ROU assets.

Liquidity and Capital Resources

Our sources of liquidity are cash and cash equivalents, cash flows from operations, if any, borrowings available under the 2018 Revolving Credit Facility and our ability to access capital markets. Our primary cash needs are funding working capital requirements, meeting our debt service requirements, and capital expenditures for new stores and related leasehold improvements. The most significant components of our working capital are cash and cash equivalents, accounts receivable, inventories, accounts payable and other current liabilities. In light of the COVID-19 pandemic, we have taken various measures to improve our liquidity as described below. We believe that our sources of liquidity will generate sufficient cash flows to meet our obligations during the next twelve months from the date the financial statements are issued.

Amendments to Existing Credit Facilities

On June 8, 2020, Vince, LLC entered into the Third Amendment (the “Third Revolver Amendment”) to the 2018 Revolving Credit Facility and the Third Amendment (the “Third Term Loan Amendment”) to the 2018 Term Loan Credit Facility.  The Third Revolver Amendment, among others, temporarily increased availability under the facility’s borrowing base by increasing the aggregate commitments to $110,000 from $100,000 through November 30, 2020 and revising certain eligibility criteria of trade receivables to be included in the borrowing base during that period, as well as waived certain events of default.  The Third Term Loan Amendment, among others, temporarily suspended the requirement to maintain a specified Consolidated Fixed Charge Coverage Ratio through the delivery of a compliance certificate relating to the fiscal quarter ending July 31, 2021, and replaced it with a springing covenant, under which the obligation to maintain a specified Consolidated Fixed Charge Coverage Ratio of 1.0 to 1.0 is triggered only when the excess availability under the 2018 Revolving Credit Facility falls below $15,000, or for the period between September 6, 2020 and January 9, 2021, $10,000, and for the period between January 10, 2021 and January 31, 2021, $12,500.  The Third Term Loan Amendment also revised the Consolidated Fixed Charge Coverage Ratio required to be maintained following the period of the covenant suspension such that the required ratio is now 1.50 to 1.0 for the fiscal quarter ending July 31, 2021 and 1.75 to 1.0 for each fiscal quarter thereafter, as well as waived certain events of default.  See Note 12 “Subsequent Events” to the condensed consolidated financial statements in this Quarterly Report for more details on these amendments.

Operating Activities

	Three Months Ended
(in thousands)	May 2, 2020	May 4, 2019
Operating activities
Net loss	$(48,178)	$(7,747)
Add (deduct) items not affecting operating cash flows:
Adjustment to Tax Receivable Agreement Liability	(2,320)	—
Impairment of goodwill and intangible assets	13,848	—
Impairment of long-lived assets	13,026	—
Depreciation and amortization	1,998	2,733
Provision for bad debt	1,585	54
Amortization of deferred financing costs	133	142
Deferred income taxes	102	—
Share-based compensation expense	541	427
Changes in assets and liabilities:
Receivables, net	22,553	14,715
Inventories	(959)	5,611
Prepaid expenses and other current assets	2,657	(585)
Accounts payable and accrued expenses	(13,136)	(11,292)
Other assets and liabilities	(630)	(592)
Net cash (used in) provided by operating activities	$(8,780)	$3,466

(*) Three month ended May 4, 2019 amounts reflect the retrospective combination of the entities. See Note 11 “Related Party Transactions” to the condensed consolidated financial statements in this Quarterly Report for additional details.

Net cash used in operating activities during the three months ended May 2, 2020 was $8,780, which consisted of a net loss of $48,178, impacted by non-cash items of $28,913 and cash provided by working capital of $10,485. Net cash provided by working capital primarily resulted from a cash inflow of $22,553 in receivables, net primarily driven by timing of collections, offset by cash outflow in accounts payable and accrued expenses of $13,136 primarily due to the timing of payments to vendors.

Net cash provided by operating activities during the three months ended May 4, 2019 was $3,466, which consisted of a net loss of $7,747, impacted by non-cash items of $3,356 and cash provided by working capital of $7,857. Net cash provided by working capital primarily resulted from a cash inflow of $14,715 in receivables, net primarily driven by timing of collections, and $5,611 in inventories, offset by a cash outflow in accounts payable and accrued expenses of $11,292 primarily due to the timing of payments to vendors.

Investing Activities

	Three Months Ended
(in thousands)	May 2, 2020	May 4, 2019*
Investing activities
Payments for capital expenditures	$(695)	$(720)
Net cash used in investing activities	$(695)	$(720)

(*) Three month ended May 4, 2019 amounts reflect the retrospective combination of the entities. See Note 11 “Related Party Transactions” to the condensed consolidated financial statements in this Quarterly Report for additional details.

Net cash used in investing activities of $695 during the three months ended May 2, 2020 represents capital expenditures primarily related to the investment in our retail store buildouts, including leasehold improvements and store fixtures.

Net cash used in investing activities of $720 during the three months ended May 4, 2019 represents capital expenditures primarily related to the investment in our retail store buildouts, including leasehold improvements and store fixtures.

Financing Activities

	Three Months Ended
(in thousands)	May 2, 2020	May 4, 2019*
Financing activities
Net proceeds from (repayment of) borrowings under the Revolving Credit Facilities	$35,877	$(222)
Net (repayment of) proceeds from borrowings under the Acquired Businesses Revolving Credit Facilities	—	(725)
Repayment of borrowings under the Term Loan Facilities	—	(688)
Tax withholdings related to restricted stock vesting	(205)	(301)
Proceeds from stock option exercises, restricted stock vesting, and issuance of common stock under employee stock purchase plan	1	1
Financing fees	—	(1)
Net cash provided by (used in) financing activities	$35,673	$(1,936)

(*) Three month ended May 4, 2019 amounts reflect the retrospective combination of the entities. See Note 11 “Related Party Transactions” to the condensed consolidated financial statements in this Quarterly Report for additional details.

Net cash provided by financing activities was $35,673 during the three months ended May 2, 2020, primarily consisting of $35,877 net proceeds from borrowings under our 2018 Revolving Credit Facility.

Net cash used in financing activities was $1,936 during the three months ended May 4, 2019, primarily consisting of $1,635 net repayments of borrowings under the Company’s various credit facilities.

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

On March 30, 2020, Vince, LLC entered into the Limited Waiver and Amendment (the “Second Term Loan Amendment”) to the 2018 Term Loan Facility. The Second Term Loan Amendment postponed the amortization payment due on April 1, 2020, with 50% of such payment to be paid on July 1, 2020 and the remainder to be paid on October 1, 2020 and modifies certain reporting obligations.

Through May 2, 2020, on an inception to date basis, the Company had made repayments totaling $2,750 in the aggregate on the 2018 Term Loan Facility. As of May 2, 2020, the Company had $24,750 of debt outstanding under the 2018 Term Loan Facility.

Subsequent to May 2, 2020, the Company entered into an amendment for the 2018 Term Loan Facility. See Note 12 “Subsequent Events” to the condensed consolidated financial statements in this Quarterly Report for more details.

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

Subsequent to May 2, 2020, the Company entered into an amendment for the 2018 Revolving Credit Facility. See Note 12 “Subsequent Events” to the condensed consolidated financial statements in this Quarterly Report for more details.

As of May 2, 2020, $972 was available under the 2018 Revolving Credit Facility, net of the loan cap, and there were $63,600 of borrowings outstanding and $7,055 of letters of credit outstanding under the 2018 Revolving Credit Facility. The weighted average interest rate for borrowings outstanding under the 2018 Revolving Credit Facility as of May 2, 2020 was 1.8%.

As of June 8, 2020, the date the Company entered into an amendment for the 2018 Revolving Credit Facility, $25,777 was available, net of the loan cap, and there were $38,800 of borrowings and $5,108 of letters of credit outstanding.  The Company used cash on hand to repay borrowings under the 2018 Revolving Credit Facility.

As of February 1, 2020, $59,916 was available under the 2018 Revolving Credit Facility, net of the loan cap, and there were $27,723 of borrowings outstanding and $6,505 of letters of credit outstanding under the 2018 Revolving Credit Facility. The weighted average interest rate for borrowings outstanding under the 2018 Revolving Credit Facility as of February 2, 2019 was 3.3%.

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

Critical Accounting Policies and Estimates

Our discussion of financial condition and results of operations relies on our condensed consolidated financial statements, as set forth in Item 1 of this Quarterly Report, which are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. While we believe that these accounting policies are based on reasonable measurement criteria, actual future events can and often do result in outcomes materially different from these estimates.

A summary of our critical accounting policies is included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2019 Annual Report on Form 10-K. As of May 2, 2020, there have been no material changes to the critical accounting policies contained therein.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of May 2, 2020.

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

Material Weaknesses in Internal Control over Financial Reporting

As described in Management’s Annual Report On Internal Control Over Financial Reporting in Item 9A of our Annual Report on Form 10-K for the year ended February 1, 2020, we did not (i) maintain program change management controls to ensure that information technology program and data changes affecting financial IT applications and underlying accounting records were tested, approved and implemented appropriately; and (ii) maintain adequate user access controls to ensure appropriate segregation of duties and to adequately restrict access to financial applications and data.

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

Remediation Efforts

To date, we made continued progress on our comprehensive remediation plan related to this material weakness by implementing the following controls and procedures:

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

While we have reported a material weakness that is not yet remediated, we believe we made continued progress in addressing financial, compliance, and operational risks and improving controls across the Company. Until the material weakness is remediated, we will continue to perform additional analysis, substantive testing, and other post-closing procedures to ensure that our consolidated financial statements are prepared in accordance with U.S. GAAP.

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

Changes in Internal Control over Financial Reporting

Although we have experienced varying degrees of business disruptions related to the COVID-19 pandemic, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended May 2, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As the COVID-19 pandemic evolves, we will continue to monitor and assess any potential impacts COVID-19 may have on the design and operating effectiveness of our internal controls over financial reporting.

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

On September 6, 2019, Vince, LLC received a favorable judgment from the second instance court in the People’s Republic of China in connection with a trademark infringement case.  The judgment awarded Vince, LLC approximately $700 in damages and fees, net of applicable taxes, which was included in general and administrative expense in the accompanying condensed consolidated statement of operations and comprehensive income. This amount was subsequently paid in full to Vince, LLC by the defendants in the case in the fourth quarter of fiscal 2019.

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

ITEM 1A. RISK FACTORS

The risk factors disclosed in the Company’s 2019 Annual Report on Form 10-K, in addition to the other information set forth in this report on Form 10-Q, could materially affect the Company’s business, financial condition or results. The Company’s risk factors have not changed materially from those disclosed in its 2019 Annual Report on Form 10-K other than those listed below. All amounts disclosed are in thousands except per share amounts.

The COVID-19 pandemic has adversely affected, and is expected to continue to adversely affect, our business, financial condition, cash flow, liquidity, and results of operations.

The spread of the novel coronavirus (“COVID-19”), which was declared a pandemic by the World Health Organization in March 2020, has caused state and municipal public officials to mandate jurisdiction-wide curfews, including “shelter-in-place” and closures of most non-essential businesses as well as other measures to mitigate the spread of the virus. While we continued to serve our customers through our online e-commerce websites during the period in which we were forced to shut down all of our domestic and international retail locations alongside other retailers, including our wholesale partners, the store closures resulted in a sharp decline in our revenue and ability to generate cash flows from operations.   Although we began reopening stores during May 2020 and nearly all of the Company’s stores have since reopened, and not reclosed, in a limited capacity in accordance with state and local regulations related to the COVID-19 pandemic, in many of those locations, we are experiencing significantly reduced customer traffic and sales relative to the same period last year.   The negative impact of COVID-19 on our operations is ongoing and the extent of which remains uncertain and potentially wide-spread, including:

•our ability to successfully execute our long-term growth strategy during these uncertain times;

•temporary closures and/or re-closures of our stores (including regulatory and/or voluntary re-closures based on the developing threat of the COVID-19 pandemic), distribution centers, and corporate facilities for unknown periods of time, as well as those of our wholesale partners;

•declines in the level of consumer purchases of discretionary items and luxury retail products, including our products, caused by lower disposable income levels, travel restrictions, or other factors beyond our control;

•the build-up of excess inventory as a result of store closures and/or lower consumer demand, including those resulting from potential changes in consumer traffic, shopping preferences, such as their willingness to shop at our or our wholesale partners’ retail locations;

•supply chain disruptions resulting from closed factories, reduced workforces, scarcity of raw materials, and scrutiny or embargoing of goods produced in infected areas;

•our ability to access capital sources and maintain compliance with our credit facilities, as well as the ability of our key customers, suppliers, and vendors to do the same in regard to their own obligations;

•our ability to collect outstanding receivables from our customers; and

•diversion of management and employee attention and resources from key business activities and risk management outside of COVID-19 response efforts, including cybersecurity and maintenance of internal controls.

To date, we have taken various measures in response to COVID-19, as further described in Item 2. Management’s discussion and analysis of financial conditions and results of operations —COVID-19.  The COVID-19 pandemic remains highly volatile and continues to evolve on a daily basis and therefore, despite these efforts and developments, there can be no assurance that these measures will prove successful and these and other impacts of COVID-19 are expected to continue to adversely affect the Company’s business, financial condition, cash flow, liquidity and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1

Limited Waiver and Amendment, dated March 30, 2020, to Credit Agreement, dated August 21, 2018, as amended, by and between Vince, LLC, as the borrower, the guarantors named therein, Crystal Financial, LLC, as administrative agent and collateral agent, and other lenders from time to time party thereto

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

Date		Vince Holding Corp.

July 31, 2020	By:	/s/ David Stefko David Stefko Executive Vice President, Chief Financial Officer (as duly authorized officer and principal financial officer)