Form 10-Q
period 2020-08-01
VINCE HOLDING CORP.
filed 2020-09-15
CIK 1579157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 1, 2020

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

As of August 31, 2020, the registrant had 11,795,941 shares of common stock, $0.01 par value per share, outstanding.

VINCE HOLDING CORP. AND SUBSIDIARIES

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, and any statements incorporated by reference herein, contains forward-looking statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements are indicated by words or phrases such as “may,” “will,” “should,” “believe,” “expect,” “seek,” “anticipate,” “intend,” “estimate,” “plan,” “target,” “project,” “forecast,” “envision” and other similar phrases. Although we believe the assumptions and expectations reflected in these forward-looking statements are reasonable, these assumptions and expectations may not prove to be correct and we may not achieve the results or benefits anticipated. These forward-looking statements are not guarantees of actual results, and our actual results may differ materially from those suggested in the forward-looking statements. These forward-looking statements involve a number of risks and uncertainties, some of which are beyond our control, including, without limitation: the impact of the novel coronavirus (COVID-19) pandemic on our business, results of operations and liquidity; our ability to continue having the liquidity necessary to service our debt, meet contractual payment obligations, and fund our operations; changes in global economics and credit and financial markets; the expected effects of the acquisition of Rebecca Taylor, Inc. and Parker Holdings, LLC (collectively, the “Acquired Businesses”) on the Company; our ability to integrate the Acquired Businesses with the Company, including our ability to retain customers, suppliers and key employees; our ability to realize the benefits of our strategic initiatives; our ability to maintain our larger wholesale partners; the loss of certain of our wholesale partners; our ability to make lease payments when due; the execution and management of our retail store growth plans; our ability to expand our product offerings into new product categories, including the ability to find suitable licensing partners; our ability to remediate the identified material weakness in our internal control over financial reporting; our ability to optimize our systems, processes and functions; our ability to mitigate system security risk issues, such as cyber or malware attacks, as well as other major system failures; our ability to comply with privacy-related obligations; our ability to comply with domestic and international laws, regulations and orders; changes in laws and regulations; our ability to ensure the proper operation of the distribution facilities by third-party logistics providers; our ability to anticipate and/or react to changes in customer demand and attract new customers, including in connection with making inventory commitments; our ability to remain competitive in the areas of merchandise quality, price, breadth of selection and customer service; our ability to keep a strong brand image; our ability to attract and retain key personnel; our ability to protect our trademarks in the U.S. and internationally; the execution and management of our international expansion, including our ability to promote our brand and merchandise outside the U.S. and find suitable partners in certain geographies; our current and future licensing arrangements; the extent of our foreign sourcing; fluctuations in the price, availability and quality of raw materials; commodity, raw material and other cost increases; our reliance on independent manufacturers; seasonal and quarterly variations in our revenue and income; further impairment of our goodwill and indefinite-lived intangible assets; competition; other tax matters; and other factors as set forth from time to time in our Securities and Exchange Commission filings, including those described in this report on Form 10-Q and our Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 11, 2020 (the “2019 Annual Report on Form 10-K”) under the heading “Item 1A—Risk Factors.” We intend these forward-looking statements to speak only as of the date of this report on Form 10-Q and do not undertake to update or revise them as more information becomes available, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data, unaudited)

	August 1,	February 1,
	2020	2020
Assets
Current assets:
Cash and cash equivalents	$782	$466
Trade receivables, net	18,589	40,660
Inventories, net	92,122	66,393
Prepaid expenses and other current assets	3,483	6,725
Total current assets	114,976	114,244
Property and equipment, net	18,823	25,274
Operating lease right-of-use assets, net	89,004	94,632
Intangible assets, net	76,819	81,533
Goodwill	31,973	41,435
Deferred income taxes	—	102
Other assets	5,112	5,082
Total assets	$336,707	$362,302

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$58,450	$43,075
Accrued salaries and employee benefits	9,021	9,620
Other accrued expenses	11,265	14,194
Short-term lease liabilities	19,186	20,638
Current portion of long-term debt	2,063	2,750
Total current liabilities	99,985	90,277
Long-term debt	72,898	48,680
Long-term lease liabilities	95,042	90,211
Other liabilities	416	2,354

Commitments and contingencies (Note 8)

Stockholders' equity:
Common stock at $0.01 par value (100,000,000 shares authorized, 11,795,824 and 11,680,593 shares issued and outstanding at August 1, 2020 and February 1, 2020, respectively)	118	117
Additional paid-in capital	1,138,014	1,137,147
Accumulated deficit	(1,069,621)	(1,006,381)
Accumulated other comprehensive loss	(145)	(103)
Total stockholders' equity	68,366	130,780
Total liabilities and stockholders' equity	$336,707	$362,302

See notes to unaudited condensed consolidated financial statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data, unaudited)

	Three Months Ended		Six Months Ended
	August 1,	August 3,	August 1,	August 3,
	2020	2019*	2020	2019*
Net sales	$37,022	$92,223	$76,040	$166,240
Cost of products sold	23,682	48,869	46,700	84,994
Gross profit	13,340	43,354	29,340	81,246
Impairment of goodwill and intangible assets	—	19,491	13,848	19,491
Impairment of long-lived assets	—	641	13,026	641
Selling, general and administrative expenses	27,348	41,630	65,892	85,753
Loss from operations	(14,008)	(18,408)	(63,426)	(24,639)
Interest expense, net	1,022	1,221	2,047	2,580
Other (Income) expense, net	4	9	(2,303)	119
Loss before income taxes	(15,034)	(19,638)	(63,170)	(27,338)
Provision (benefit) for income taxes	28	(96)	70	(49)
Net loss	$(15,062)	$(19,542)	$(63,240)	$(27,289)
Other comprehensive loss:
Foreign currency translation adjustments	(1)	(31)	(42)	(38)
Comprehensive loss	$(15,063)	$(19,573)	$(63,282)	$(27,327)

Loss per share:
Basic loss per share	$(1.28)	$(1.67)	$(5.39)	$(2.34)
Diluted loss per share	$(1.28)	$(1.67)	$(5.39)	$(2.34)
Weighted average shares outstanding:
Basic	11,784,007	11,672,914	11,739,061	11,651,375
Diluted	11,784,007	11,672,914	11,739,061	11,651,375

See notes to unaudited condensed consolidated financial statements.

* Amounts reflect the retrospective combination of the entities. See Note 11 “Related Party Transactions” for additional details.

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data, unaudited)

	Common Stock
	Number of Shares Outstanding	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of February 1, 2020	11,680,593	$117	$1,137,147	$(1,006,381)	$(103)	$130,780
Comprehensive loss:	—	—	—	—	—	—
Net loss	—	—	—	(48,178)	—	(48,178)
Foreign currency translation adjustment	—	—	—	—	(41)	(41)
Share-based compensation expense	—	—	541	—	—	541
Restricted stock unit vestings	127,613	1	—	—	—	1
Tax withholdings related to restricted stock vesting	(38,524)	—	(205)	—	—	(205)
Balance as of May 2, 2020	11,769,682	$118	$1,137,483	$(1,054,559)	$(144)	$82,898
Comprehensive loss:
Net loss	—	—	—	(15,062)	—	(15,062)
Foreign currency translation adjustment	—	—	—	—	(1)	(1)
Share-based compensation expense	—	—	525	—	—	525
Restricted stock unit vestings	25,020	—	(1)	—	—	(1)
Tax withholdings related to restricted stock vesting	(3,135)	—	(17)	—	—	(17)
Issuance of common stock related to ESPP	4,257	—	24	—	—	24
Balance as of August 1, 2020	11,795,824	$118	$1,138,014	$(1,069,621)	$(145)	$68,366

	Common Stock
	Number of Shares Outstanding	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of February 2, 2019*	11,622,994	$116	$1,135,401	$(1,036,188)	$(83)	$99,246
Comprehensive loss:	—	—	—	—	—	—
Net loss	—	—	—	(7,747)	—	(7,747)
Foreign currency translation adjustment	—	—	—	—	(7)	(7)
Share-based compensation expense	—	—	427	—	—	427
Cumulative effect of accounting change from adoption of ASU 2016-02	—	—	—	(589)	—	(589)
Restricted stock unit vestings	64,572	1	—	—	—	1
Tax withholdings related to restricted stock vesting	(23,066)	—	(301)	—	—	(301)
Balance as of May 4, 2019*	11,664,500	$117	$1,135,527	$(1,044,524)	$(90)	$91,030
Comprehensive loss:
Net loss	—	—	—	(19,542)	—	(19,542)
Foreign currency translation adjustment	—	—	—	—	(31)	(31)
Share-based compensation expense	—	—	527	—	—	527
Restricted stock unit vestings	15,346	—	—	—	—	—
Tax withholdings related to restricted stock vesting	(1,443)	—	(20)	—	—	(20)
Balance as of August 3, 2019*	11,678,403	$117	$1,136,034	$(1,064,066)	$(121)	$71,964

See notes to unaudited condensed consolidated financial statements.

* Amounts reflect the retrospective combination of the entities. See Note 11 “Related Party Transactions” for additional details.

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands, unaudited)

	Six Months Ended
	August 1, 2020	August 3, 2019*
Operating activities
Net loss	$(63,240)	$(27,289)
Add (deduct) items not affecting operating cash flows:
Adjustment to Tax Receivable Agreement Liability	(2,320)	—
Impairment of goodwill and intangible assets	13,848	19,491
Impairment of long-lived assets	13,026	641
Depreciation and amortization	3,654	5,403
Provision for bad debt	2,001	5
Amortization of deferred financing costs	277	282
Deferred income taxes	102	—
Share-based compensation expense	1,066	954
Other, net	—	(304)
Changes in assets and liabilities:
Receivables, net	20,067	1,188
Inventories	(25,740)	(3,711)
Prepaid expenses and other current assets	3,135	(16)
Accounts payable and accrued expenses	11,775	(512)
Other assets and liabilities	1,097	(1,452)
Net cash used in operating activities	(21,252)	(5,320)
Investing activities
Payments for capital expenditures	(1,597)	(1,860)
Net cash used in investing activities	(1,597)	(1,860)
Financing activities
Proceeds from borrowings under the Revolving Credit Facilities	106,048	144,215
Repayment of borrowings under the Revolving Credit Facilities	(82,548)	(137,269)
Proceeds from borrowings under the Revolving Credit Facilities - Acquired Businesses	—	10,760
Repayment of borrowings under the Revolving Credit Facilities - Acquired Businesses	—	(8,310)
Repayment of borrowings under the Term Loan Facilities	—	(1,375)
Tax withholdings related to restricted stock vesting	(222)	(321)
Proceeds from stock option exercises, restricted stock vesting, and issuance of common stock under employee stock purchase plan	24	1
Financing fees	(225)	(1)
Net cash provided by financing activities	23,077	7,700
Increase in cash, cash equivalents, and restricted cash	228	520
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(14)	(14)
Cash, cash equivalents, and restricted cash, beginning of period	647	361
Cash, cash equivalents, and restricted cash, end of period	861	867
Less: restricted cash at end of period	79	152
Cash and cash equivalents per balance sheet at end of period	$782	$715

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	1,622	1,970
Cash payments for income taxes, net of refunds	(153)	171
Supplemental Disclosures of Non-Cash Investing and Financing Activities
Capital expenditures in accounts payable and accrued liabilities	270	—
Deferred financing fees in accrued liabilities	300	—

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

On November 3, 2019, Vince, LLC, an indirectly wholly owned subsidiary of VHC, completed its acquisition (the “Acquisition”) of 100% of the equity interests of Rebecca Taylor, Inc. and Parker Holding, LLC (collectively, the “Acquired Businesses”) from Contemporary Lifestyle Group, LLC (“CLG”). The Acquired Businesses represented all of the operations of CLG. Because the Acquisition was a transaction between commonly controlled entities, accounting principles generally accepted in the United States of America (“GAAP”) requires the retrospective combination of the entities for all periods presented as if the combination had been in effect since the inception of common control. Accordingly, the Company’s unaudited financial statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”), including for the three and six months ended August 3, 2019, reflect the retrospective combination of the entities as if the combination had been in effect since inception of common control. See Note 11 “Related Party Transactions” for further information.

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

The condensed consolidated financial statements include the Company’s accounts and the accounts of the Company’s wholly-owned subsidiaries as of August 1, 2020. All intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) and disclosures necessary for a fair statement. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or the fiscal year as a whole.

As noted above, the Company’s unaudited financial statements included in this Quarterly Report, including for the three and six months ended August 3, 2019, reflect the retrospective combination of the entities as if the combination had been in effect since inception of common control. See Note 11 “Related Party Transactions” for further information.

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

The following summarizes the various measures we have implemented and continue to implement as well as the impacts from the COVID-19 pandemic during the three and six months ended August 1, 2020.

•

While we continued to serve our customers through our online e-commerce websites during the period in which we were forced to shut down all of our domestic and international retail locations alongside other retailers, including our wholesale partners, the store closures resulted in a sharp decline in our revenue and ability to generate cash flows from operations.  We began reopening stores during May 2020 and nearly all of the Company’s stores have since reopened in a limited capacity in accordance with state and local regulations related to the COVID-19 pandemic.  Other than Hawaii which re-closed based on the most recent stay-at-home order, we have not been impacted by any re-closure orders or regulations.

As a result of store closures and the decline in projected cash flows, the Company recognized a non-cash impairment charge related to property and equipment and operating lease ROU assets to adjust the carrying amounts of certain store locations to their estimated fair value.  During the six months ended August 1, 2020, the Company recorded an impairment of property and equipment and operating lease ROU assets of $4,470 and $8,556, respectively. The impairment charges are recorded within impairment of long-lived assets on the condensed consolidated statement of operations and comprehensive loss.  There were no such impairment charges recorded for the three months ended August 1, 2020.

The Company incurred a non-cash impairment charge on goodwill and intangible assets as a result of the decline in long-term projections due to COVID-19.  See Note 2, “Goodwill and Intangible Assets” for additional information;

•

We entered into amendments to our 2018 Term Loan Facility as well as our 2018 Revolving Credit Facility to provide additional liquidity and amend certain financial covenants to allow increased operational flexibility.  See Note 4, “Long-Term Debt and Financing Arrangements”;

•

Furloughed all of our retail store associates as well as a significant portion of our corporate associates during the period of store closures and reinstated a limited number of associates commensurate to the store re-openings as well as other business needs;

•	Temporarily reduced retained employee salaries and board retainer fees;
•	Engaged in active discussions with landlords to address the current operating environment, including amending existing lease terms.
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

Revenue associated with gift cards is recognized upon redemption and unredeemed balances are considered contract liability and recorded within other accrued expenses, which are subject to escheatment within the jurisdictions in which it operates. As of August 1, 2020 and February 1, 2020, contract liability was $1,549 and $1,585, respectively.  For the three and six months ended August 1, 2020, the Company recognized $39 and $107, respectively, of revenue that was previously included in contract liability as of February 1, 2020.

(G) Recent Accounting Pronouncements: Except as noted below, the Company has considered all recent accounting pronouncements and has concluded that there are no recent accounting pronouncements that may have a material impact on its Consolidated Financial Statements, based on current information.

Recently Adopted Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board's ("FASB") issued ASU 2018-15: “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract”. The ASU is intended to align the requirements for capitalization of implementation costs incurred in a cloud computing arrangement that is a service contract with the existing guidance for internal-use software. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2019. The guidance provides flexibility in adoption, allowing for either retrospective adjustment or prospective adjustment for all implementation costs incurred after the date of adoption. The Company adopted the guidance on February 2, 2020, the first day of fiscal 2020,which did not have a material effect on the Company’s condensed consolidated financial statements.

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

(H) Revision: The Company identified an error in the consolidated statement of cash flows for the six months ended August 3, 2019 and for the three months ended May 2, 2020 and May 4, 2019 as well as for the years ended February 1, 2020 and February 2, 2019 related to the presentation of proceeds and repayments of borrowings under revolving credit facilities within financing activities.  The Company has historically presented proceeds and repayments from borrowings under revolving credit facilities as net in the financing section of the statement of cash flows because of the continuous activity of proceeds and repayments of borrowings.  Given the contractual maturity of the revolver is greater than three months, the Company concluded that gross presentation was appropriate and has revised the historical financial statements.  These adjustments were not considered to be material individually or in the aggregate to the previously issued financial statements.  However, because of the significance of these adjustments, the Company has revised its consolidated statement of cash flows for each period noted above.  These revisions had no impact on the consolidated balance sheets, consolidated statements of operations or consolidated statements of comprehensive income (loss) for the periods nor did it have an impact on total cash flows from operating, investing or financing activities.

	Six Months Ended August 3, 2019
(in thousands)	As Previously Reported	Adjustment	As Revised
Financing activities
Proceeds from borrowings under the Revolving Credit Facilities	$—	$144,215	$144,215
Repayment of borrowings under the Revolving Credit Facilities	—	(137,269)	(137,269)
Net proceeds from borrowings under the Revolving Credit Facilities	6,946	(6,946)	—
Net cash provided by financing activities	$5,250	$—	$5,250

	Three Months Ended
	May 2, 2020			May 4, 2019
(in thousands)	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Financing activities
Proceeds from borrowings under the Revolving Credit Facilities	$—	$81,878	$81,878	$—	$74,031	$74,031
Repayment of borrowings under the Revolving Credit Facilities	—	(46,001)	(46,001)	—	(74,253)	(74,253)
Net proceeds from borrowings under the Revolving Credit Facilities	35,877	(35,877)	—	(222)	222	—
Proceeds from borrowings under the Revolving Credit Facilities - Acquired Businesses	—	—	—	—	4,025	4,025
Repayment of borrowings under the Revolving Credit Facilities- Acquired Businesses	—	—	—	—	(4,750)	(4,750)
Net proceeds (repayment) from borrowings under the Revolving Credit Facilities - Acquired Businesses	—	—	—	(725)	725	—
Net cash (used in)/provided by financing activities	$35,673	$—	$35,673	$(1,936)	$—	$(1,936)

	Year Ended
	February 1, 2020			February 2, 2019
(in thousands)	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Financing activities
Proceeds from borrowings under the Revolving Credit Facilities	$—	$310,434	$310,434	$—	$311,015	$311,015
Repayment of borrowings under the Revolving Credit Facilities	—	(301,727)	(301,727)	—	(308,899)	(308,899)
Net proceeds from borrowings under the Revolving Credit Facilities	8,707	(8,707)	—	2,116	(2,116)	—
Proceeds from borrowings under the Revolving Credit Facilities - Acquired Businesses	—	11,761	11,761	—	23,284	23,284
Repayment of borrowings under the Revolving Credit Facilities- Acquired Businesses	—	(29,410)	(29,410)	—	(22,200)	(22,200)
Net proceeds (repayment) from borrowings under the Revolving Credit Facilities - Acquired Businesses	(17,649)	17,649	—	1,084	(1,084)	—
Net cash (used in)/provided by financing activities	$(11,991)	$—	$(11,991)	$(4,737)	$—	$(4,737)

Note 2. Goodwill and Intangible Assets

Net goodwill balances and changes therein by segment were as follows:

(in thousands)	Vince Wholesale	Vince Direct-to-consumer	Rebecca Taylor and Parker	Total Net Goodwill
Balance as of February 1, 2020	$41,435	$—	$—	$41,435
Impairment charges	(9,462)	—	—	(9,462)
Balance as of August 1, 2020	$31,973	$—	$—	$31,973

The total carrying amount of goodwill is net of accumulated impairments of $101,845.

During the first quarter of fiscal 2020, the Company determined that a triggering event had occurred as a result of changes to the Company’s long-term projections driven by the impacts of COVID-19.  The Company performed an interim quantitative impairment assessment of goodwill and intangible assets.

The Company determined the fair value of the Vince wholesale reportable segment using a combination of the market and income approach. Step one of the assessment determined that the fair value was below the carrying amount by $9,462, and as a result the Company recorded a goodwill impairment charge of $9,462 within Impairment of goodwill and intangible assets on the condensed consolidated statement of operations and comprehensive loss for the six months ended August 1, 2020.  There were no impairment charges for the three months ended August 1, 2020.  The Company recorded a goodwill impairment charge of $2,129 related to the Rebecca Taylor and Parker reportable segment for the three and six months ended August 3, 2019.

The following tables present a summary of identifiable intangible assets:

(in thousands)	Gross Amount	Accumulated Amortization	Accumulated Impairments	Net Book Value
Balance as of August 1, 2020
Amortizable intangible assets:
Customer relationships	$31,355	$(20,737)	$(6,115)	$4,503
Tradenames	13,100	(57)	(12,527)	516
Indefinite-lived intangible assets:
Tradenames	110,986	—	(39,186)	71,800
Total intangible assets	$155,441	$(20,794)	$(57,828)	$76,819

(in thousands)	Gross Amount	Accumulated Amortization	Accumulated Impairments	Net Book Value
Balance as of February 1, 2020
Amortizable intangible assets:
Customer relationships	$31,355	$(20,437)	$(6,115)	$4,803
Tradenames	13,100	(29)	(12,527)	544
Indefinite-lived intangible assets:
Tradenames	110,986	—	(34,800)	76,186
Total intangible assets	$155,441	$(20,466)	$(53,442)	$81,533

The Company estimated the fair value of the Vince and Rebecca Taylor tradename indefinite-lived intangible assets using the relief from royalty method and determined that the fair value of the Vince and Rebecca Taylor tradenames were below their carrying amounts. Significant assumptions utilized in these analyses included projected revenue growth rates, royalty rates and discount rates.  Accordingly, the Company recorded an impairment charge for the Vince and Rebecca Taylor tradename indefinite-lived intangible assets of $4,386, which was recorded within Impairment of goodwill and intangible assets on the condensed consolidated statement of operations and comprehensive loss for the six months ended August 1, 2020. There were no such impairment charges for the three months ended August 1, 2020.

The Company recorded an impairment charge associated with the Rebecca Taylor and Parker tradename indefinite-lived intangible assets of $11,247 and $6,115 of impairment charges for the Rebecca Taylor and Parker customer relationships which are recorded within Impairment of goodwill and intangible assets on the condensed consolidated statement of operations and comprehensive loss for the three and six months ended August 3, 2019.  In accordance with ASC 350, indefinite-lived intangibles should be reassessed each reporting period to determine whether events or circumstances continue to support an indefinite life. Based on the impairment charge calculated, the Company determined that the indefinite life classification was no longer appropriate for the Parker tradename. Accordingly, the Company determined a 10-year useful life was more appropriate and began amortizing the Parker tradename beginning in the third quarter of fiscal 2019.

Amortization of identifiable intangible assets was $163 and $328 for the three and six months ended August 1, 2020, respectively and $634 and $1,268 for the three and six months ended August 3, 2019, respectively. The estimated amortization expense for identifiable intangible assets is $655 for each fiscal year for the next five fiscal years.

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

The Company did not have any non-financial assets or non-financial liabilities recognized at fair value on a recurring basis at August 1, 2020 or February 1, 2020. At August 1, 2020 and February 1, 2020, the Company believes that the carrying value of cash and cash equivalents, receivables, and accounts payable approximates fair value, due to the short-term maturity of these instruments. The Company’s debt obligations with a carrying value of $75,973 as of August 1, 2020 are at variable interest rates. The carrying value of the Company’s 2018 Revolving Credit Facility (as defined below) approximates fair value as the stated interest rate approximates market rates currently available to the Company, which are considered Level 2 inputs. The fair value of the Company’s 2018 Term Loan Facility (as defined below) was approximately $26,000 as of August 1, 2020 based upon an estimated market value calculation that factors principal, time to maturity, interest rate, and current cost of debt, which is considered a Level 3 input.

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

The following tables present the non-financial assets the Company measured at fair value on a non-recurring basis for the six months ended August 1, 2020, based on such fair value hierarchy:

	Net Carrying Value as of	Fair Value Measured and Recorded at Reporting Date Using:			Total Losses - Six Months Ended
(in thousands)	August 1, 2020	Level 1	Level 2	Level 3	August 1, 2020
Property and equipment	$7,922	$—	$—	$7,922	$4,470	(1)
Goodwill	31,973	—	—	31,973	9,462	(2)
Tradenames - Indefinite-lived	71,800	—	—	71,800	4,386	(2)
ROU Assets	72,200	—	—	72,200	8,556	(1)

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

Note 4. Long-Term Debt and Financing Arrangements

Long-term debt consisted of the following:

	August 1,	February 1,
(in thousands)	2020	2020
Long-term debt:
Term Loan Facilities	$24,750	$24,750
Revolving Credit Facilities	51,223	27,723
Total debt principal	75,973	52,473
Less: current portion of long-term debt	2,063	2,750
Less: deferred financing costs	1,012	1,043
Total long-term debt	$72,898	$48,680

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

The 2018 Term Loan Facility contains a requirement that Vince, LLC maintain a Consolidated Fixed Charge Coverage Ratio (as defined in the credit agreement for the 2018 Term Loan Facility) as of the last day of any period of four fiscal quarters not to exceed

0.85:1.00 for the fiscal quarter ended November 3, 2018, 1.00:1.00 for the fiscal quarter ended February 2, 2019, 1.20:1.00 for the fiscal quarter ended May 4, 2019, 1.35:1.00 for the fiscal quarter ending August 3, 2019, 1.50:1.00 for the fiscal quarters ending November 2, 2019 and February 1, 2020 and 1.75:1.00 for the fiscal quarter ending May 2, 2020 and each fiscal quarter thereafter. In addition, the 2018 Term Loan Facility contains customary representations and warranties, other covenants, and events of default, including but not limited to, covenants with respect to limitations on the incurrence of additional indebtedness, liens, burdensome agreements, guarantees, investments, loans, asset sales, mergers, acquisitions, prepayment of other debt, the repurchase of capital stock, transactions with affiliates, and the ability to change the nature of the Company’s business or its fiscal year, and distributions and dividends. The 2018 Term Loan Facility generally permits dividends to the extent that no default or event of default is continuing or would result from a contemplated dividend, so long as (i) after giving pro forma effect to the contemplated dividend and for the following six months Excess Availability will be at least the greater of 20.0% of the Loan Cap (as defined in the credit agreement for the 2018 Term Loan Facility) and $10,000, (ii) after giving pro forma effect to the contemplated dividend, the Consolidated Fixed Charge Coverage Ratio for the 12 months preceding such dividend will be greater than or equal to 1.0 to 1.0 (provided that the Consolidated Fixed Charge Coverage Ratio may be less than 1.0 to 1.0 if, after giving pro forma effect to the contemplated dividend, Excess Availability for the six fiscal months following the dividend is at least the greater of 25.0% of the Loan Cap and $12,500), and (iii) the pro forma Fixed Charge Coverage Ratio after giving effect to such contemplated dividend is no less than the minimum Consolidated Fixed Charge Coverage Ratio for such quarter. In addition, the 2018 Term Loan Facility is subject to a Borrowing Base (as defined in the credit agreement of the 2018 Term Loan Facility) which can, under certain conditions, result in the imposition of a reserve under the 2018 Revolving Credit Facility. As of August 1, 2020, the Company was in compliance with applicable covenants.

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

As a result of the Third Term Loan Amendment, the Company incurred $383 of additional financing costs.  In accordance with ASC Topic 470, “Debt”, the Company accounted for this amendment as a debt modification and has recorded $233 of the financing costs paid to third parties within selling, general and administrative expenses on the condensed consolidated statement of operations and comprehensive loss for the six months ended August 1, 2020. The remaining $150 of financing costs are recorded as deferred debt issuance costs which will be amortized over the remaining term of the 2018 Term Loan Facility and are included in accrued liabilities on the condensed consolidated balance sheet as of August 1, 2020.

Through August 1, 2020, on an inception to date basis, the Company had made repayments totaling $2,750 in the aggregate on the 2018 Term Loan Facility. As of August 1, 2020, the Company had $24,750 of debt outstanding under the 2018 Term Loan Facility.

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

The 2018 Revolving Credit Facility contains representations and warranties, other covenants and events of default that are customary for this type of financing, including covenants with respect to limitations on the incurrence of additional indebtedness, liens, burdensome agreements, guarantees, investments, loans, asset sales, mergers, acquisitions, prepayment of other debt, the repurchase of capital stock, transactions with affiliates, and the ability to change the nature of the Company’s business or its fiscal year. The 2018 Revolving Credit Facility generally permits dividends in the absence of any event of default (including any event of default arising from a contemplated dividend), so long as (i) after giving pro forma effect to the contemplated dividend and for the following six months Excess Availability will be at least the greater of 20.0% of the Loan Cap and $10 million and (ii) after giving pro forma effect to the contemplated dividend, the Consolidated Fixed Charge Coverage Ratio for the 12 months preceding such dividend will be greater than or equal to 1.0 to 1.0 (provided that the Consolidated Fixed Charge Coverage Ratio may be less than 1.0 to 1.0 if, after giving pro forma effect to the contemplated dividend, Excess Availability for the six fiscal months following the dividend is at least the greater of 25.0% of the Loan Cap and $12,500). As of August 1, 2020, the Company was in compliance with applicable covenants.

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

As a result of the Third Revolver Amendment, the Company incurred $375 of additional deferred financing costs.  In accordance with ASC Topic 470, “Debt”, the Company accounted for this amendment as a debt modification and has recorded the additional deferred financing costs as deferred debt issuance costs which will be amortized over the remaining term of the 2018 Revolving Credit Facility.  Financing costs of $150 are included in accrued liabilities on the condensed consolidated balance sheet as of August 1, 2020.

As of August 1, 2020, $34,696 was available under the 2018 Revolving Credit Facility, net of the loan cap, and there were $51,223 of borrowings outstanding and $5,308 of letters of credit outstanding under the 2018 Revolving Credit Facility. The weighted average interest rate for borrowings outstanding under the 2018 Revolving Credit Facility as of August 1, 2020 was 2.8%.

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

Note 5. Inventory

Inventories consisted of finished goods. As of August 1, 2020 and February 1, 2020, finished goods, net of reserves were $92,122 and $66,393, respectively.

Note 6. Share-Based Compensation

Employee Stock Plans

Vince 2013 Incentive Plan

In connection with the IPO, the Company adopted the Vince 2013 Incentive Plan, which provides for grants of stock options, stock appreciation rights, restricted stock and other stock-based awards. In May 2018, the Company filed a Registration Statement on Form S-8 to register an additional 660,000 shares of common stock available for issuance under the Vince 2013 Incentive Plan. The aggregate number of shares of common stock which may be issued or used for reference purposes under the Vince 2013 Incentive Plan or with respect to which awards may be granted may not exceed 1,000,000 shares. The shares available for issuance under the Vince 2013 Incentive Plan may be, in whole or in part, either authorized and unissued shares of the Company’s common stock or shares of common stock held in or acquired for the Company’s treasury. In general, if awards under the Vince 2013 Incentive Plan are cancelled for any reason, or expire or terminate unexercised, the shares covered by such award may again be available for the grant of awards under the Vince 2013 Incentive Plan. As of August 1, 2020, there were 332,368 shares under the Vince 2013 Incentive Plan available for future grants. Options granted pursuant to the Vince 2013 Incentive Plan typically vest in equal installments over four years, subject to the employees’ continued employment and expire on the earlier of the tenth anniversary of the grant date or upon termination as outlined in the Vince 2013 Incentive Plan. Restricted stock units (“RSUs”) granted vest in equal installments over a three-year period or vest in equal installments over four years, subject to the employees’ continued employment, except for RSUs issued under the exchange offer described below.

Employee Stock Purchase Plan

The Company maintains an employee stock purchase plan (“ESPP”) for its employees. Under the ESPP, all eligible employees may contribute up to 10% of their base compensation, up to a maximum contribution of $10 per year. The purchase price of the stock is 90% of the fair market value, with purchases executed on a quarterly basis. The plan is defined as compensatory, and accordingly, a charge for compensation expense is recorded to selling, general and administrative expense for the difference between the fair market value and the discounted purchase price of the Company’s Stock. During the six months ended August 1, 2020, 4,257 shares of common stock were issued under the ESPP. During the six months ended August 3, 2019, no shares of common stock were issued under the ESPP. As of August 1, 2020, there were 86,878 shares available for future issuance under the ESPP.

Stock Options

A summary of stock option activity for both employees and non-employees for the six months ended August 1, 2020 is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at February 1, 2020	175	$38.87	6.7	$—
Granted	—	$—
Exercised	—	$—
Forfeited or expired	(117)	$38.92
Outstanding at August 1, 2020	58	$38.77	5.2	$—

Vested and exercisable at August 1, 2020	58	$38.77	5.2	$—

All outstanding shares were vested at May 2, 2020.

Restricted Stock Units

A summary of restricted stock unit activity for the six months ended August 1, 2020 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested restricted stock units at February 1, 2020	679,926	$11.12
Granted	20,786	$9.06
Vested	(152,820)	$10.40
Forfeited	(57,116)	$9.20
Non-vested restricted stock units at August 1, 2020	490,776	$11.48

Share-Based Compensation Expense

The Company recognized share-based compensation expense of $525 and $527, including expense of $48 and $42, respectively, related to non-employees, during the three months ended August 1, 2020 and August 3, 2019, respectively. The Company recognized share-based compensation expense of $1,066 and $954, including expense of $99 and $82, respectively, related to non-employees, during the six months ended August 1, 2020 and August 3, 2019, respectively.

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

The following is a reconciliation of weighted average basic shares to weighted average diluted shares outstanding:

	Three Months Ended		Six Months Ended
	August 1,	August 3,	August 1,	August 3,
	2020	2019	2020	2019
Weighted-average shares—basic	11,784,007	11,672,914	11,739,061	11,651,375
Effect of dilutive equity securities	—	—	—	—
Weighted-average shares—diluted	11,784,007	11,672,914	11,739,061	11,651,375

Because the Company incurred a net loss for the three and six months ended August 1, 2020 and August 3, 2019, weighted-average basic shares and weighted-average diluted shares outstanding are equal for the periods.

Note 8. Commitments and Contingencies

Litigation

On September 7, 2018, a complaint was filed in the United States District Court for the Eastern District of New York by certain stockholders (collectively, the “Plaintiff”), naming the Company as well as David Stefko, the Company’s Interim  Chief Executive Officer and Chief Financial Officer, one of the Company’s directors, certain of the Company’s former officers and directors, and Sun Capital Partners, Inc. and certain of its affiliates, as defendants. The complaint generally alleges that the Company and the named parties made false and/or misleading statements and/or failed to disclose matters relating to the transition of the Company’s ERP systems from Kellwood. The complaint brings causes of action for violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated under the Exchange Act against the Company and the named parties and for violations of Section 20(a) of the Exchange Act against the individual parties, Sun Capital Partners, Inc. and its affiliates.  The complaint sought unspecified monetary damages and unspecified costs and fees. On January 28, 2019, in response to our motion to dismiss the original complaint, the Plaintiff filed an amended complaint, naming the same defendants as parties and asserting the same causes of action as those stated in the original complaint. On September 9, 2020, the two complaints were dismissed in their entirety and the Plaintiff’s request for leave to replead was denied.

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

As a result of COVID-19, the Company did not initially make certain rent payments in the first and second quarter of fiscal 2020. The Company has recognized any rent payments not made within accounts payable in the accompanying condensed consolidated balance sheet and has continued to recognize rent expense in the condensed consolidated statement of operations and comprehensive loss. As a result of discussions with landlords and amendments to existing lease terms, the Company has since made rent payments for certain leases. The Company considered the FASB’s recent guidance regarding lease modifications as a result of the effects of COVID-19 and elected to apply the temporary practical expedient to account for lease changes as variable rent unless an amendment results in a substantial change in the Company's lease obligations. As of August 1, 2020, the impact of applying the temporary practical expedient was not material to the condensed consolidated financial statements.

Total lease cost is included in cost of sales and SG&A in the accompanying condensed consolidated statement of operations and comprehensive income and is recorded net of immaterial sublease income. Some leases have a non-cancelable lease term of less than one year and therefore, the Company has elected to exclude these short-term leases from our ROU asset and lease liabilities. Short term lease costs were immaterial for three and six months ended August 1, 2020 and August 3, 2019. The Company’s lease cost is comprised of the following:

	Three Months Ended		Six Months Ended
	August 1,	August 3,	August 1,	August 3,
(in thousands)	2020	2019	2020	2019
Operating lease cost	$6,381	$6,189	$12,869	$12,382
Variable operating lease cost	(2)	80	31	127
Total lease cost	$6,379	$6,269	$12,900	$12,509

During the six months ended August 1, 2020, the Company recorded right-of-use assets impairment of approximately $8,556. There was no such impairment for the three months ended August 1, 2020 and August 3, 2019 and six months ended August 3, 2019.

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

Summary information for the Company’s reportable segments is presented below.

(in thousands)	Vince Wholesale	Vince Direct-to-consumer	Rebecca Taylor and Parker	Unallocated Corporate	Total
Three Month Ended August 1, 2020
Net Sales (1)	$17,159	$15,051	$4,812	$—	$37,022
Income (loss) before income taxes	4,404	(5,525)	(3,063)	(10,850)	(15,034)

Three Month Ended August 3, 2019
Net Sales (2)	$43,393	$27,958	$20,872	$—	$92,223
Income (loss) before income taxes (3)	15,327	54	(20,655)	(14,364)	(19,638)

Six Month Ended August 1, 2020
Net Sales (1)	$27,852	$33,136	$15,052	$—	$76,040
Income (loss) before income taxes (4) (5) (6)	3,813	(22,384)	(9,215)	(35,384)	(63,170)

Six Month Ended August 3, 2019
Net Sales (2)	$70,748	$55,725	$39,767	$—	$166,240
Income (loss) before income taxes (3)	23,108	1,092	(21,421)	(30,117)	(27,338)

(in thousands)	Vince Wholesale	Vince Direct-to-consumer	Rebecca Taylor and Parker	Unallocated Corporate	Total
August 1, 2020
Total Assets	$72,425	$104,788	$39,229	$120,265	$336,707

February 1, 2020
Total Assets	$71,028	$112,408	$43,258	$135,608	$362,302

(1) Net sales for the Rebecca Taylor and Parker reportable segment for the three and six months ended August 1, 2020 consisted of $2,565 and $9,723 through wholesale distribution channels and $2,247 and $5,329 through direct-to-consumer distribution channels, respectively.

(2) Net sales for the Rebecca Taylor and Parker reportable segment for the three and six months ended August 3, 2019 consisted of $15,456 and $29,535 through wholesale distribution channels and $5,416 and $10,232 through direct-to-consumer distribution channels, respectively.

(3)  Rebecca Taylor and Parker reportable segment includes non-cash impairment charges of $20,132, of which $2,129 is related to goodwill, $17,362 is related to intangible assets and $641 is related to property and equipment for the three and six months ended August 3, 2019.

(4)  Vince Direct-to-consumer reportable segment includes a non-cash impairment charge of $11,725 related to property and equipment and ROU assets for the six months ended August 1, 2020.

(5) Rebecca Taylor and Parker reportable segment includes non-cash impairment charges of $1,687, of which $386 is related to the Rebecca Taylor tradename and $1,301 is related to property and equipment and ROU assets for the six months ended August 1, 2020.

(6) Unallocated Corporate for the six months ended August 1, 2020 includes a benefit from the re-measurement of the liability related to the Tax Receivable Agreement of $2,320 and non-cash impairment charges of 13,462, of which $9,462 is related to goodwill and $4,000 is related to the Vince tradename.

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

During the first quarter of fiscal 2020, the obligation under the Tax Receivable Agreement was adjusted as a result of changes in the levels of projected pre-tax income, primarily as a result of COVID-19. The adjustment resulted in a net decrease of $2,320 to the liability under the Tax Receivable Agreement with the corresponding adjustment accounted for within Other (income) expense, net on the consolidated statement of operations and comprehensive loss. As of August 1, 2020, the Company’s total obligation under the Tax Receivable Agreement was estimated to be $0 based on projected future pre-tax income.

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

During the three and six months ended August 1, 2020 and August 3, 2019, the Company incurred expenses of $6 and $180 and $11 and $339, respectively, under the Sun Capital Consulting Agreement.

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

On November 3, 2019, Vince, LLC, an indirectly wholly owned subsidiary of VHC, completed its acquisition (the “Acquisition”) of 100% of the equity interests of Rebecca Taylor, Inc. and Parker Holding, LLC (collectively, the “Acquired Businesses”) from Contemporary Lifestyle Group, LLC (“CLG”). Because the Acquisition was a transaction between commonly controlled entities, GAAP requires the retrospective combination of the entities for all periods presented as if the combination had been in effect since the inception of common control. Accordingly, the Company’s financial statements included in this Quarterly Report, including for the three and six months ended August 3, 2019, reflect the retrospective combination of the entities as if the combination had been in effect since inception of common control. See Note 11 “Related Party Transactions” to the condensed consolidated financial statements in this Quarterly Report for further information.

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

The following summarizes the various measures we have implemented and continue to implement as well as the impacts from the COVID-19 pandemic during and the three and six months ended August 1, 2020.

•

While we continued to serve our customers through our online e-commerce websites during the periods in which we were forced to shut down all of our domestic and international retail locations alongside other retailers, including our wholesale partners, the store closures resulted in a sharp decline in our revenue and ability to generate cash flows from operations.  We began reopening stores during May 2020 and nearly all of the Company’s stores have since reopened in a limited capacity in accordance with state and local regulations related to the COVID-19 pandemic.  Other than Hawaii which re-closed based on the most recent stay-at-home order, we have not been impacted by any re-closure orders or regulations.

As a result of store closures and the decline in projected cash flows, the Company recognized a non-cash impairment charge related to property and equipment and operating lease right-of-use (“ROU”) assets to adjust the carrying amounts of certain store locations to their estimated fair value.  During the six months ended August 1, 2020, the Company recorded an impairment of property and equipment and operating lease ROU assets of $4,470 and $8,556, respectively.  The impairment charges are recorded within impairment of long-lived assets on the condensed consolidated statement of operations and comprehensive loss on the condensed consolidated financial statements in this Quarterly Report.  There were no such impairment charges recorded for the three months ended August 1, 2020.

The Company incurred a non-cash impairment charge on goodwill and intangible assets as a result of the decline in long-term projections.  See Note 2, “Goodwill and Intangible Assets” to the condensed consolidated financial statements in this Quarterly Report for additional information;

•

We entered into amendments to our 2018 Term Loan Facility as well as our 2018 Revolving Credit Facility to provide additional liquidity and amend certain financial covenants to allow increased operational flexibility.  See Note 4, “Long-

Term Debt and Financing Arrangements to the condensed consolidated financial statements in this Quarterly Report for additional information;
•

Furloughed all of our retail store associates as well as a significant portion of our corporate associates during the period of store closures and reinstated a limited number of associates commensurate to the store re-openings as well as other business needs;

•	Temporarily reduced retained employee salaries and board retainer fees;
•	Engaged in active discussions with landlords to address the current operating environment, including amending existing lease terms.
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

The COVID-19 pandemic remains highly volatile and continues to evolve on a daily basis.  See Item 1A. Risk Factors — "The COVID-19 pandemic has adversely affected, and is expected to continue to adversely affect, our business, financial condition, cash flow, liquidity and results of operations” for additional discussion regarding risks to our business associated with the COVID-19 pandemic.

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

As a result of the extensive temporary store closures due to the COVID-19 pandemic, comparable sales are not a meaningful metric for the three and six months ended August 1, 2020 and we have not included a discussion within our Results of Operations.

The following table presents, for the periods indicated, our operating results as a percentage of net sales, as well as loss per share data:

	Three Months Ended				Six Months Ended
	August 1, 2020		August 3, 2019*		August 1, 2020		August 3, 2019*
		% of Net		% of Net		% of Net		% of Net
	Amount	Sales	Amount	Sales	Amount	Sales	Amount	Sales
(in thousands, except per share data, store counts and percentages)
Statements of Operations:
Net sales	$37,022	100.0%	$92,223	100.0%	$76,040	100.0%	$166,240	100.0%
Cost of products sold	23,682	64.0%	48,869	53.0%	46,700	61.4%	84,994	51.1%
Gross profit	13,340	36.0%	43,354	47.0%	29,340	38.6%	81,246	48.9%
Impairment of goodwill and intangible assets	—	0.0%	19,491	21.1%	13,848	18.2%	19,491	11.7%
Impairment of long-lived assets	—	0.0%	641	0.7%	13,026	17.1%	641	0.4%
Selling, general and administrative expenses	27,348	73.9%	41,630	45.1%	65,892	86.7%	85,753	51.6%
Loss from operations	(14,008)	(37.8)%	(18,408)	(20.0)%	(63,426)	(83.4)%	(24,639)	(14.8)%
Interest expense, net	1,022	2.8%	1,221	1.3%	2,047	2.7%	2,580	1.6%
Other (Income) expense, net	4	0.0%	9	0.0%	(2,303)	(3.0)%	119	0.0%
Loss before income taxes	(15,034)	(40.6)%	(19,638)	(21.3)%	(63,170)	(83.1)%	(27,338)	(16.4)%
Provision (benefit) for income taxes	28	0.1%	(96)	(0.1)%	70	0.1%	(49)	0.0%
Net loss	$(15,062)	(40.7)%	$(19,542)	(21.2)%	$(63,240)	(83.2)%	$(27,289)	(16.4)%
Loss per share:
Basic loss per share	$(1.28)		$(1.67)		$(5.39)		$(2.34)
Diluted loss per share	$(1.28)		$(1.67)		$(5.39)		$(2.34)

(*) Three month ended May 4, 2019 amounts reflect the retrospective combination of the entities. See Note 11 “Related Party Transactions” to the condensed consolidated financial statements in this Quarterly Report for additional details.

Three Months Ended August 1, 2020 Compared to Three Months Ended August 3, 2019

  Net sales for the three months ended August 1, 2020 were $37,022, decreasing $55,201, or 59.9%, versus $92,223 for the three months ended August 3, 2019.

Gross profit decreased 69.2% to $13,340 for the three months ended August 1, 2020 from $43,354 in the prior year first quarter. As a percentage of sales, gross margin was 36.0%, compared with 47.0% in the prior year first quarter. The total gross margin rate decrease was primarily driven by the following factors:

•	The unfavorable impact of increased promotional activity contributed negatively by approximately 394 basis points;

•	The unfavorable impact of year-over-year adjustments to inventory reserves contributed negatively by approximately 354 basis points; and
•	The unfavorable impact of channel mix contributed negatively by approximately 353 basis points; and
•	The unfavorable impact of deleveraging of supply chain costs contributed negatively by approximately 222 basis points; which was offset by
•	The favorable impact from a decrease in sales allowances contributed positively by approximately 316 basis points.

Impairment of goodwill and intangible assets for the three months ended August 3, 2019 was $19,491 which includes impairment of $2,129 related to goodwill, $11,247 related to indefinite-lived tradenames, and $6,115 related to definite-lived customer lists, all related to the Rebecca Taylor and Parker segment.

Impairment of long-lived assets for the three months ended August 3, 2019 was $641 which was related to retail store assets of Rebecca Taylor.

Selling, general and administrative (“SG&A”) expenses for the three months ended August 1, 2020 were $27,348, decreasing $14,282, or 34.3%, versus $41,630 for the three months ended August 3, 2019. SG&A expenses as a percentage of sales were 73.9% and 45.1% for the three months ended August 1, 2020 and August 3, 2019, respectively. The change in SG&A expenses compared to the prior fiscal year period was primarily due to:

•

$8,952 of decreased compensation and benefits, primarily due to the actions taken in response to COVID-19 including the impact of furloughing our retail store associates as well as a significant portion of our corporate associates, temporarily reducing retained employee salaries, and lower bonus expense;

•	$1,595 of decreased marketing and advertising costs as a result of streamlining our expense structure in response to COVID-19;
•	$1,517 of decreased consulting and other third-party costs as a result of our streamlined expense structure in response to COVID-19;
•	$1,035 of decreased depreciation and amortization as a result of the impairments recognized during the first quarter of fiscal 2020 as a result of COVID-19;
•	$806 of decreased travel and entertainment;
•	$748 of reduced freight; and
•	$468 of decreased banking and transaction fees.

 Interest expense decreased $199, or 16.3%, to $1,022 in the three months ended August 1, 2020 from $1,221 in the three months ended August 3, 2019 due to the composition of debt and lower interest rates.

Other (income) expense, net decreased $5 to $4 in the three months ended August 1, 2020 from $9 in the three months ended August 3, 2019.

Provision for income taxes for the three months ended August 1, 2020 was $28 as compared to benefit of $96 for the three months ended August 3, 2019. Our effective tax rate for the three months ended August 1, 2020 and August 3, 2019 was 0.2% and (0.5%), respectively. The effective tax rate for the three months ended August 1, 2020 and August 3, 2019 differed from the U.S. statutory rate of 21% primarily due to the impact of the valuation allowance established against our deferred tax assets partly offset by state and foreign taxes.

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

	Three Months Ended
	August 1,	August 3,
(in thousands)	2020	2019
Net Sales:
Vince Wholesale	$17,159	$43,393
Vince Direct-to-consumer	15,051	27,958
Rebecca Taylor and Parker	4,812	20,872
Total net sales	$37,022	$92,223

(Loss) income from operations:
Vince Wholesale	$4,404	$15,327
Vince Direct-to-consumer	(5,525)	54
Rebecca Taylor and Parker	(3,059)	(20,372)
Subtotal	(4,180)	(4,991)
Unallocated corporate	(9,828)	(13,417)
Total loss from operations	$(14,008)	$(18,408)

Vince Wholesale

	Three Months Ended
(in thousands)	August 1, 2020	August 3, 2019	$ Change
Net sales	$17,159	$43,393	$(26,234)
Income from operations	4,404	15,327	(10,923)

Net sales from our Vince Wholesale segment decreased $26,234, or 60.5%, to $17,159 in the three months ended August 1, 2020 from $43,393 in the three months ended August 3, 2019, primarily due to the reduction of order receipts as a result of the temporary closure of our wholesale partner’s doors due to COVID-19.

Income from operations from our Vince Wholesale segment decreased $10,923, to $4,404 in the three months ended August 1, 2020 from $15,327 in the three months ended August 3, 2019 primarily due to the aforementioned decrease in sales, the unfavorable impact of year-over-year adjustments to inventory reserves and the unfavorable impact associated with the deleverage of supply chain costs.

Vince Direct-to-consumer

	Three Months Ended
(in thousands)	August 1, 2020	August 3, 2019	$ Change
Net sales	$15,051	$27,958	$(12,907)
(Loss) income from operations	(5,525)	54	$(5,579)

Net sales from our Vince Direct-to-consumer segment decreased $12,907, or 46.2%, to $15,051 in the three months ended August 1, 2020 from $27,958 in the three months ended August 3, 2019. The decrease in sales was primarily due to the temporary store closures of our domestic and international retail locations due to COVID-19. Since August 3, 2019, two net new stores have opened, bringing our total retail store count to 62 (consisting of 48 full price stores and 14 outlet stores) as of August 1, 2020, compared to 60 (consisting of 45 full price stores and 15 outlet stores) as of August 3, 2019.

Our Vince Direct-to-consumer segment had a loss from operations of $5,525 in the three months ended August 1, 2020 compared to an income of $54 in the three months ended August 3, 2019. The decrease was primarily driven by lower net sales, related to temporary store closures as noted above.

Rebecca Taylor and Parker

	Three Months Ended
(in thousands)	August 1, 2020	August 3, 2019	$ Change
Net sales	$4,812	$20,872	$(16,060)
Loss from operations	(3,063)	(20,655)	17,592

Net sales from our Rebecca Taylor and Parker segment decreased $16,060, or 76.9%, to $4,812 in three months ended August 1, 2020 from $20,872 in the three months ended August 3, 2019 primarily due to a $12,891 decrease in wholesale sales and a $3,169 decrease in the direct-to-consumer channels primarily due to temporary store closures of our domestic retail locations alongside other retailers, including our wholesale partners.

Loss from operations from our Rebecca Taylor and Parker segment decreased $17,592, or 85.2%, to $3,063 in the three months ended August 1, 2020 from $20,655 in the three months ended August 3, 2019.  The decrease was primarily driven by the impairment of goodwill, intangible assets, and long-lived assets recognized during fiscal 2019.

Six Months Ended August 1, 2020 Compared to Six Months Ended August 3, 2019

  Net sales for the six months ended August 1, 2020 were $76,040, decreased $90,200, or 54.3%, versus $166,240 for the six months ended August 3, 2019.

Gross profit decreased 63.9% to $29,340 for the six months ended August 1, 2020 from $81,246 in the prior year first quarter. As a percentage of sales, gross margin was 38.6%, compared with 48.9% in the prior year first quarter. The total gross margin rate decrease was primarily driven by the following factors:

•	The unfavorable impact of increased promotional activity contributed negatively by approximately 941 basis points;
•	The unfavorable impact of year-over-year adjustments to inventory reserves contributed negatively by approximately 404 basis points; and
•	The unfavorable impact of deleveraging of supply chain costs contributed negatively by approximately 260 basis points which was offset by
•	The favorable impact of channel mix contributed approximately 336 basis points of improvement; and
•	The favorable impact from a decrease in sales allowances contributed positively by approximately 326 basis points.

Impairment of goodwill and intangible assets for the six months ended August 1, 2020 was $13,848 which includes impairment of $9,462 related to goodwill and $4,386 related to indefinite-lived tradenames.

Impairment of long-lived assets for the six months ended August 1, 2020 was $13,026 which includes impairment of $4,470 related to property and equipment and $8,556 related to operating lease ROU assets.

Selling, general and administrative (“SG&A”) expenses for the six months ended August 1, 2020 were $65,892, decreasing $19,861, or 23.2%, versus $85,753 for the six months ended August 3, 2019. SG&A expenses as a percentage of sales were 86.7% and 51.6% for the six months ended August 1, 2020 and August 3, 2019, respectively. The change in SG&A expenses compared to the prior fiscal year period was primarily due to:

•

$11,384 of decreased compensation and benefits, primarily due to the actions taken in response to COVID-19 including the impact of furloughing our retail store associates as well as a significant portion of our corporate associates, temporarily reducing retained employee salaries, and lower bonus expense;

•	$2,951 of decreased marketing and advertising costs as a result of streamlining our expense structure in response to COVID-19;
•	$1,553 of decreased consulting and other third-party costs as a result of our streamlined expense structure in response to COVID-19;
•	$1,381 of decreased freight costs;
•	$1,194 of decreased product development costs;
•	$1,166 of decreased travel and entertainment as a result of our streamlined expense structure in response to COVID-19;
•	$910 of decreased banking and transaction fees; and
•	$807 of decreased depreciation and amortization as a result of the impairments recognized during the first quarter of fiscal 2020 as a result of COVID-19;

The above decreases were partially offset by:

•	$1,946 of increased bad debt expense related to the risk associated with our ability to collect outstanding receivables from our customers as a result of COVID-19.

 Interest expense decreased $533, or 20.7%, to $2,047 in the six months ended August 1, 2020 from $2,580 in the six months ended August 3, 2019 due to the composition of debt and lower interest rates.

Other (income) expense, net decreased $2,422 to $(2,303) in the six months ended August 1, 2020 from $119 in the six months ended August 3, 2019. The change was primarily attributable to a $2,320 benefit from re-measurement of the liability related to the Tax Receivable Agreement (“TRA”). See Note 11 “Related Party Transactions” to the condensed consolidated financial statements in this Quarterly Report for further information.

Provision for income taxes for the six months ended August 1, 2020 was $70 as compared to a benefit of $49 for the six months ended August 3, 2019. Our effective tax rate for the six months ended August 1, 2020 and August 3, 2019 was 0.1% and 0.2%, respectively. The effective tax rate for the six months ended August 1, 2020 and August 3, 2019 differed from the U.S. statutory rate of 21% primarily due to the impact of the valuation allowance established against our deferred tax assets partly offset by state and foreign taxes.

Performance by Segment

	Six Months Ended
	August 1,	August 3,
(in thousands)	2020	2019
Net Sales:
Vince Wholesale	$27,852	$70,748
Vince Direct-to-consumer	33,136	55,725
Rebecca Taylor and Parker	15,052	39,767
Total net sales	$76,040	$166,240

(Loss) income from operations:
Vince Wholesale	$3,813	$23,108
Vince Direct-to-consumer	(22,384)	1,092
Rebecca Taylor and Parker	(9,198)	(20,854)
Subtotal	(27,769)	3,346
Unallocated corporate	(35,657)	(27,985)
Total loss from operations	$(63,426)	$(24,639)

Vince Wholesale

	Six Months Ended
(in thousands)	August 1, 2020	August 3, 2019	$ Change
Net sales	$27,852	$70,748	$(42,896)
(Loss) income from operations	3,813	23,108	(19,295)

Net sales from our Vince Wholesale segment decreased $42,896, or 60.6%, to $27,852 in the six months ended August 1, 2020 from $70,748 in the six months ended August 3, 2019, primarily due to the delay and cancellation of order receipts as a result of the temporary closure of our wholesale partner’s doors due to COVID-19.

Loss from operations from our Vince Wholesale segment decreased $19,295, to $3,813 in the six months ended August 1, 2020 from income of $23,108 in the six months ended August 3, 2019 primarily due to the aforementioned decrease in sales, the unfavorable impact of year-over-year adjustments to inventory and accounts receivable reserves and the unfavorable impact associated with the deleverage of supply chain costs.

Vince Direct-to-consumer

	Six Months Ended
(in thousands)	August 1, 2020	August 3, 2019	$ Change
Net sales	$33,136	$55,725	$(22,589)
(Loss) income from operations	(22,384)	1,092	$(23,476)

Net sales from our Vince Direct-to-consumer segment decreased $22,589, or 40.5%, to $33,136 in the six months ended August 1, 2020 from $55,725 in the six months ended August 3, 2019. The decrease in sales was primarily due to the temporary store closures of our domestic and international retail locations due to COVID-19. Since August 3, 2019, two net new stores have opened, bringing our total retail store count to 62 (consisting of 48 full price stores and 14 outlet stores) as of August 1, 2020, compared to 60 (consisting of 45 full price stores and 15 outlet stores) as of August 3, 2019.

Our Vince Direct-to-consumer segment had a loss from operations of $22,384 in the six months ended August 1, 2020 compared to income of $1,092 in the six months ended August 3, 2019. The decrease was primarily driven by lower net sales, related to temporary store closures as noted above, as well as the impairment of the property and equipment and operating lease ROU assets.

Rebecca Taylor and Parker

	Six Months Ended
(in thousands)	August 1, 2020	August 3, 2019	$ Change
Net sales	$15,052	$39,767	$(24,715)
Loss from operations	(9,215)	(21,421)	12,206

Net sales from our Rebecca Taylor and Parker segment decreased $24,715, or 62.1%, to $15,052 in six months ended August 1, 2020 from $39,767 in the six months ended August 3, 2019 primarily due to a $19,813 decrease in wholesale sales and a $4,902 decrease in the direct-to-consumer channels primarily due to temporary store closures of our domestic retail locations alongside other retailers, including our wholesale partners.

Loss from operations from our Rebecca Taylor and Parker segment decreased $12,206, or 57.0%, to $9,215 in the six months ended August 1, 2020 from $21,421 in the six months ended August 3, 2019. The decrease was primarily driven by the impairment of goodwill, intangible assets, and long-lived assets recognized during fiscal 2019.

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

Amendments to Existing Credit Facilities

On June 8, 2020, Vince, LLC entered into the Third Amendment (the “Third Revolver Amendment”) to the 2018 Revolving Credit Facility and the Third Amendment (the “Third Term Loan Amendment”) to the 2018 Term Loan Credit Facility.  The Third Revolver Amendment, among others, temporarily increased availability under the facility’s borrowing base by increasing the aggregate commitments to $110,000 from $100,000 through November 30, 2020 and revising certain eligibility criteria of trade receivables to be included in the borrowing base during that period, as well as waived certain events of default.  The Third Term Loan Amendment, among others, temporarily suspended the requirement to maintain a specified Consolidated Fixed Charge Coverage Ratio through the delivery of a compliance certificate relating to the fiscal quarter ending July 31, 2021, and replaced it with a springing covenant, under which the obligation to maintain a specified Consolidated Fixed Charge Coverage Ratio of 1.0 to 1.0 is triggered only when the excess availability under the 2018 Revolving Credit Facility falls below $15,000, or for the period between September 6, 2020 and January 9, 2021, $10,000, and for the period between January 10, 2021 and January 31, 2021, $12,500.  The Third Term Loan Amendment also revised the Consolidated Fixed Charge Coverage Ratio required to be maintained following the period of the covenant suspension such that the required ratio is now 1.50 to 1.0 for the fiscal quarter ending July 31, 2021 and 1.75 to 1.0 for each fiscal quarter thereafter, as well as waived certain events of default.  See Note 4 “Long-Term Debt and Financing Arrangements” to the condensed consolidated financial statements in this Quarterly Report for more details on these amendments.

Operating Activities

	Six Months Ended
(in thousands)	August 1, 2020	August 3, 2019
Operating activities
Net loss	$(63,240)	$(27,289)
Add (deduct) items not affecting operating cash flows:
Adjustment to Tax Receivable Agreement Liability	(2,320)	—
Impairment of goodwill and intangible assets	13,848	19,491
Impairment of long-lived assets	13,026	641
Depreciation and amortization	3,654	5,403
Provision for bad debt	2,001	5
Amortization of deferred financing costs	277	282
Deferred income taxes	102	—
Share-based compensation expense	1,066	954
Other, net	—	(304)
Changes in assets and liabilities:
Receivables, net	20,067	1,188
Inventories	(25,740)	(3,711)
Prepaid expenses and other current assets	3,135	(16)
Accounts payable and accrued expenses	11,775	(512)
Other assets and liabilities	1,097	(1,452)
Net cash used in operating activities	$(21,252)	$(5,320)

(*) Six month ended August 3, 2019 amounts reflect the retrospective combination of the entities. See Note 11 “Related Party Transactions” to the condensed consolidated financial statements in this Quarterly Report for additional details.

Net cash used in operating activities during the six months ended August 1, 2020 was $21,252, which consisted of a net loss of $63,240, impacted by non-cash items of $31,654 and cash provided by working capital of $10,334. Net cash provided by working capital primarily resulted from a cash inflow of $20,067 in receivables, net primarily driven by timing of collections and a cash inflow of $11,775 in accounts payable and accrued expenses, primarily due to the timing of payments to vendors offset by cash outflow in inventory of $25,740 primarily due to the timing of receipts.

Net cash used in operating activities during the six months ended August 3, 2019 was $5,320, which consisted of a net loss of $27,289, impacted by non-cash items of $26,472 and cash used in working capital of $4,503. Net cash used in working capital primarily resulted from a cash inflow of $1,188 in receivables, net offset by a cash outflow in inventories and other assets and liabilities of $3,711 and $1,452, respectively.

Investing Activities

	Six Months Ended
(in thousands)	August 1, 2020	August 3, 2019*
Investing activities
Payments for capital expenditures	$(1,597)	$(1,860)
Net cash used in investing activities	$(1,597)	$(1,860)

(*) Six month ended August 3, 2019 amounts reflect the retrospective combination of the entities. See Note 11 “Related Party Transactions” to the condensed consolidated financial statements in this Quarterly Report for additional details.

Net cash used in investing activities of $1,597 during the six months ended August 1, 2020 represents capital expenditures primarily related to the investment in our retail store buildouts, including leasehold improvements and store fixtures.

Net cash used in investing activities of $1,860 during the six months ended August 3, 2019 represents capital expenditures primarily related to the investment in our retail store buildouts, including leasehold improvements and store fixtures.

Financing Activities

	Six Months Ended
(in thousands)	August 1, 2020	August 3, 2019*
Financing activities
Proceeds from borrowings under the Revolving Credit Facilities	$106,048	$144,215
Repayment of borrowings under the Revolving Credit Facilities	(82,548)	(137,269)
Proceeds from borrowings under the Revolving Credit Facilities - Acquired Businesses	—	10,760
Repayment of borrowings under the Revolving Credit Facilities - Acquired Businesses	—	(8,310)
Repayment of borrowings under the Term Loan Facilities	—	(1,375)
Tax withholdings related to restricted stock vesting	(222)	(321)
Proceeds from stock option exercises, restricted stock vesting, and issuance of common stock under employee stock purchase plan	24	1
Financing fees	(225)	(1)
Net cash provided by financing activities	$23,077	$7,700

(*) Six month ended August 3, 2019 amounts reflect the retrospective combination of the entities. See Note 11 “Related Party Transactions” to the condensed consolidated financial statements in this Quarterly Report for additional details.

Net cash provided by financing activities was $23,077 during the six months ended August 1, 2020, primarily consisting of $23,500 net proceeds from borrowings under the 2018 Revolving Credit Facility.

Net cash used in financing activities was $7,700 during the six months ended August 3, 2019, primarily consisting of $6,946 and $2,450 of net proceeds from borrowings under the 2018 Revolving Credit Facility and the Revolving Credit Facilities – Acquired Businesses, respectively, offset by a repayment of $1,375 under the Term Loan facility.

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

As a result of the Third Term Loan Amendment, the Company incurred $383 of additional financing costs.  In accordance with ASC Topic 470, “Debt”, the Company accounted for this amendment as a debt modification and has recorded $233 of the financing costs paid to third parties within selling, general and administrative expenses on the condensed consolidated financial statements in this Quarterly Report. The remaining $150 of financing costs are recorded as deferred debt issuance costs which will be amortized over the remaining term of the 2018 Term Loan Facility and are included in accrued liabilities on the condensed consolidated financial statements in this Quarterly Report.

Through August 1, 2020, on an inception to date basis, the Company had made repayments totaling $2,750 in the aggregate on the 2018 Term Loan Facility. As of August 1, 2020, the Company had $24,750 of debt outstanding under the 2018 Term Loan Facility.

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

As a result of the Third Revolver Amendment, the Company incurred $375 of additional deferred financing costs.  In accordance with ASC Topic 470, “Debt”, the Company accounted for this amendment as a debt modification and has recorded the additional deferred financing costs as deferred debt issuance costs which will be amortized over the remaining term of the 2018 Revolving Credit Facility.  Financing costs of $150 are included in accrued liabilities on the condensed consolidated financial statements in this Quarterly Report.

As of August 1, 2020, $34,696 was available under the 2018 Revolving Credit Facility, net of the loan cap, and there were $51,223 of borrowings outstanding and $5,308 of letters of credit outstanding under the 2018 Revolving Credit Facility. The weighted average interest rate for borrowings outstanding under the 2018 Revolving Credit Facility as of August 1, 2020 was 2.8%.

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

A summary of our critical accounting policies is included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2019 Annual Report on Form 10-K. As of August 1, 2020, there have been no material changes to the critical accounting policies contained therein.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of August 1, 2020.

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

Changes in Internal Control over Financial Reporting

Although we have experienced varying degrees of business disruptions related to the COVID-19 pandemic, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended August 1, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As the COVID-19 pandemic evolves, we will continue to monitor and assess any potential impacts COVID-19 may have on the design and operating effectiveness of our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On September 7, 2018, a complaint was filed in the United States District Court for the Eastern District of New York by certain stockholders (collectively, the “Plaintiff”), naming us as well as David Stefko, our Interim Chief Executive Officer and Chief Financial Officer, one of our directors, certain of our former officers and directors, and Sun Capital and certain of its affiliates, as defendants. The complaint generally alleges that we and the named parties made false and/or misleading statements and/or failed to disclose matters relating to the transition of our ERP systems from Kellwood. The complaint brings causes of action for violations of Section 10(b) of the Exchange Act, as amended and Rule 10b-5 promulgated under the Exchange Act against us and the named parties and for violations of Section 20(a) of the Exchange Act against the individual parties, Sun Capital Partners, Inc. and its affiliates.  The complaint sought unspecified monetary damages and unspecified costs and fees. On January 28, 2019, in response to our motion to dismiss the original complaint, the Plaintiff filed an amended complaint, naming the same defendants as parties and asserting the same causes of action as those stated in the original complaint. On September 9, 2020, the two complaints were dismissed in their entirety and the Plaintiff’s request for leave to replead was denied.

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

The spread of the novel coronavirus (“COVID-19”), which was declared a pandemic by the World Health Organization in March 2020, has caused state and municipal public officials to mandate jurisdiction-wide curfews, including “shelter-in-place” and closures of most non-essential businesses as well as other measures to mitigate the spread of the virus. While we continued to serve our customers through our online e-commerce websites during the period in which we were forced to shut down all of our domestic and international retail locations alongside other retailers, including our wholesale partners, the store closures resulted in a sharp decline in our revenue and ability to generate cash flows from operations.   Although we began reopening stores during May 2020 and nearly all of the Company’s stores have since reopened, and not reclosed (other than in Hawaii), in a limited capacity in accordance with state and local regulations related to the COVID-19 pandemic, in many of those locations, we are experiencing significantly reduced customer traffic and sales relative to the same period last year.   The negative impact of COVID-19 on our operations is ongoing and the extent of which remains uncertain and potentially wide-spread, including:

•our ability to successfully execute our long-term growth strategy during these uncertain times;

•temporary closures and/or re-closures of our stores (including regulatory and/or voluntary re-closures based on the developing threat of the COVID-19 pandemic, such as the recent re-issuance of a stay-at-home order in Hawaii which has impacted our retail store in Honolulu), distribution centers, and corporate facilities for unknown periods of time, as well as those of our wholesale partners;

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1

Third Amendment, dated June 8, 2020, to Credit Agreement, (the “2018 Term Loan Facility”) dated August 21, 2018, as amended, by and between Vince, LLC, as the borrower, the guarantors named therein, Crystal Financial, LLC, as administrative agent and collateral agent, and other lenders from time to time party thereto

10.2

Third Amendment, dated June 8, 2020, to Credit Agreement, (the “2018 Revolving Credit Facility”) dated August 21, 2018, as amended, by and between Vince, LLC, as the borrower, the guarantors named therein, Citizens Bank, N.A., as administrative agent and collateral agent, and other lenders from time to time party thereto

10.3	Amendment and Consent, dated June 23, 2020, to the 2018 Term Loan Facility and the 2018 Revolving Credit Facility

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1	Financial Statements in XBRL Format

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date		Vince Holding Corp.

September 15, 2020	By:	/s/ David Stefko David Stefko Interim Chief Executive Officer and Chief Financial Officer (as duly authorized officer, principal executive officer and officer principal financial officer)