Form 10-Q
period 2020-10-31
VINCE HOLDING CORP.
filed 2020-12-21
CIK 1579157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2020

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

As of November 30, 2020, the registrant had 11,802,235 shares of common stock, $0.01 par value per share, outstanding.

VINCE HOLDING CORP. AND SUBSIDIARIES

TABLE OF CONTENTS

			Page Number
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements:		4

	a)	Unaudited Condensed Consolidated Balance Sheets at October 31, 2020 and February 1, 2020	4

	b)	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Earnings (Loss) for the three and nine months ended October 31, 2020 and November 2, 2019	5

	c)	Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended October 31, 2020 and November 2, 2019	6

	d)	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended October 31, 2020 and November 2, 2019	8

	e)	Notes to Unaudited Condensed Consolidated Financial Statements	10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations		26

Item 3.	Quantitative and Qualitative Disclosure About Market Risk		40

Item 4.	Controls and Procedures		40

PART II. OTHER INFORMATION			41

Item 1.	Legal Proceedings		41

Item 1A.	Risk Factors		42

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds		43

Item 3.	Defaults Upon Senior Securities		43

Item 4.	Mine Safety Disclosures		43

Item 5.	Other Information		43

Item 6.	Exhibits		43

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data, unaudited)

	October 31,	February 1,
	2020	2020
Assets
Current assets:
Cash and cash equivalents	$704	$466
Trade receivables, net	32,862	40,660
Inventories, net	88,552	66,393
Prepaid expenses and other current assets	4,407	6,725
Total current assets	126,525	114,244
Property and equipment, net	18,228	25,274
Operating lease right-of-use assets, net	96,187	94,632
Intangible assets, net	76,655	81,533
Goodwill	31,973	41,435
Deferred income taxes	—	102
Other assets	4,886	5,082
Total assets	$354,454	$362,302

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$43,497	$43,075
Accrued salaries and employee benefits	7,200	9,620
Other accrued expenses	14,794	14,194
Short-term lease liabilities	20,386	20,638
Current portion of long-term debt	—	2,750
Total current liabilities	85,877	90,277
Long-term debt	92,823	48,680
Long-term lease liabilities	101,744	90,211
Other liabilities	864	2,354

Commitments and contingencies (Note 8)

Stockholders' equity:
Common stock at $0.01 par value (100,000,000 shares authorized, 11,802,235 and 11,680,593 shares issued and outstanding at October 31, 2020 and February 1, 2020, respectively)	118	117
Additional paid-in capital	1,137,829	1,137,147
Accumulated deficit	(1,064,658)	(1,006,381)
Accumulated other comprehensive loss	(143)	(103)
Total stockholders' equity	73,146	130,780
Total liabilities and stockholders' equity	$354,454	$362,302

See notes to unaudited condensed consolidated financial statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Earnings (Loss)

(in thousands, except share and per share data, unaudited)

	Three Months Ended		Nine Months Ended
	October 31,	November 2,	October 31,	November 2,
	2020	2019*	2020	2019*
Net sales	$69,022	$104,539	$145,062	$270,779
Cost of products sold	37,368	53,542	84,068	138,536
Gross profit	31,654	50,997	60,994	132,243
Impairment of goodwill and intangible assets	—	—	13,848	19,491
Impairment of long-lived assets	—	—	13,026	641
Selling, general and administrative expenses	25,390	43,447	91,282	129,200
Income (loss) from operations	6,264	7,550	(57,162)	(17,089)
Interest expense, net	1,259	1,326	3,306	3,906
Other (income) expense, net	(1)	7	(2,304)	126
Earnings (loss) before income taxes	5,006	6,217	(58,164)	(21,121)
Provision for income taxes	43	216	113	167
Net earnings (loss)	$4,963	$6,001	$(58,277)	$(21,288)
Other comprehensive earnings (loss) :
Foreign currency translation adjustments	2	35	(40)	(3)
Comprehensive earnings (loss)	$4,965	$6,036	$(58,317)	$(21,291)

Earnings (loss) per share:
Basic earnings (loss) per share	$0.42	$0.51	$(4.96)	$(1.83)
Diluted earnings (loss) per share	$0.42	$0.50	$(4.96)	$(1.83)
Weighted average shares outstanding:
Basic	11,796,860	11,679,380	11,758,327	11,660,710
Diluted	11,807,498	11,967,757	11,758,327	11,660,710

See notes to unaudited condensed consolidated financial statements.

* Amounts reflect the retrospective combination of the entities. See Note 11 “Related Party Transactions” for additional details.

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data, unaudited)

	Common Stock
	Number of Shares Outstanding	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of February 1, 2020	11,680,593	$117	$1,137,147	$(1,006,381)	$(103)	$130,780
Comprehensive loss:	—	—	—	—	—	—
Net loss	—	—	—	(48,178)	—	(48,178)
Foreign currency translation adjustment	—	—	—	—	(41)	(41)
Share-based compensation expense	—	—	541	—	—	541
Restricted stock unit vestings	127,613	1	—	—	—	1
Tax withholdings related to restricted stock vesting	(38,524)	—	(205)	—	—	(205)
Balance as of May 2, 2020	11,769,682	$118	$1,137,483	$(1,054,559)	$(144)	$82,898
Comprehensive loss:
Net loss	—	—	—	(15,062)	—	(15,062)
Foreign currency translation adjustment	—	—	—	—	(1)	(1)
Share-based compensation expense	—	—	525	—	—	525
Restricted stock unit vestings	25,020	—	(1)	—	—	(1)
Tax withholdings related to restricted stock vesting	(3,135)	—	(17)	—	—	(17)
Issuance of common stock related to Employee Stock Purchase Plan ("ESPP")	4,257	—	24	—	—	24
Balance as of August 1, 2020	11,795,824	$118	$1,138,014	$(1,069,621)	$(145)	$68,366
Comprehensive earnings:
Net earnings	—	—	—	4,963	—	4,963
Foreign currency translation adjustment	—	—	—	—	2	2
Share-based compensation expense	—	—	(209)	—	—	(209)
Restricted stock unit vestings	1,644	—	—	—	—	—
Issuance of common stock related to ESPP	4,767	—	24	—	—	24
Balance as of October 31, 2020	11,802,235	$118	$1,137,829	$(1,064,658)	$(143)	$73,146

See notes to unaudited condensed consolidated financial statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data, unaudited)

	Common Stock
	Number of Shares Outstanding	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of February 2, 2019*	11,622,994	$116	$1,135,401	$(1,036,188)	$(83)	$99,246
Comprehensive loss:	—	—	—	—	—	—
Net loss	—	—	—	(7,747)	—	(7,747)
Foreign currency translation adjustment	—	—	—	—	(7)	(7)
Share-based compensation expense	—	—	427	—	—	427
Cumulative effect of accounting change from adoption of ASU 2016-02	—	—	—	(589)	—	(589)
Restricted stock unit vestings	64,572	1	—	—	—	1
Tax withholdings related to restricted stock vesting	(23,066)	—	(301)	—	—	(301)
Balance as of May 4, 2019*	11,664,500	$117	$1,135,527	$(1,044,524)	$(90)	$91,030
Comprehensive loss:
Net loss	—	—	—	(19,542)	—	(19,542)
Foreign currency translation adjustment	—	—	—	—	(31)	(31)
Share-based compensation expense	—	—	527	—	—	527
Restricted stock unit vestings	15,346	—	—	—	—	—
Tax withholdings related to restricted stock vesting	(1,443)	—	(20)	—	—	(20)
Balance as of August 3, 2019*	11,678,403	$117	$1,136,034	$(1,064,066)	$(121)	$71,964
Comprehensive earnings:
Net earnings	—	—	—	6,001	—	6,001
Foreign currency translation adjustment	—	—	—	—	35	35
Share-based compensation expense	—	—	533	—	—	533
Issuance of common stock related to ESPP	1,520	—	23	—	—	23
Balance as of November 2, 2019*	11,679,923	$117	$1,136,590	$(1,058,065)	$(86)	$78,556

See notes to unaudited condensed consolidated financial statements.

* Amounts reflect the retrospective combination of the entities. See Note 11 “Related Party Transactions” for additional details.

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands, unaudited)

	Nine Months Ended
	October 31, 2020	November 2, 2019*
Operating activities
Net loss	$(58,277)	$(21,288)
Add (deduct) items not affecting operating cash flows:
Adjustment to Tax Receivable Agreement Liability	(2,320)	—
Impairment of goodwill and intangible assets	13,848	19,491
Impairment of long-lived assets	13,026	641
Depreciation and amortization	5,309	7,460
Provision for bad debt	2,328	70
Loss on disposal of property and equipment	—	21
Amortization of deferred financing costs	467	419
Deferred income taxes	102	—
Share-based compensation expense	857	1,487
Other, net	—	(304)
Changes in assets and liabilities:
Receivables, net	5,470	(860)
Inventories	(22,171)	24
Prepaid expenses and other current assets	2,213	(1,218)
Accounts payable and accrued expenses	(1,289)	(2,074)
Other assets and liabilities	2,302	(1,680)
Net cash (used in) provided by operating activities	(38,135)	2,189
Investing activities
Payments for capital expenditures	(2,560)	(3,563)
Net cash used in investing activities	(2,560)	(3,563)
Financing activities
Proceeds from borrowings under the Revolving Credit Facilities	180,088	218,840
Repayment of borrowings under the Revolving Credit Facilities	(138,837)	(215,939)
Proceeds from borrowings under the Revolving Credit Facilities - Acquired Businesses	—	11,760
Repayment of borrowings under the Revolving Credit Facilities - Acquired Businesses	—	(10,310)
Repayment of borrowings under the Term Loan Facilities	—	(2,063)
Tax withholdings related to restricted stock vesting	(222)	(321)
Proceeds from stock option exercises, restricted stock vesting, and issuance of common stock under employee stock purchase plan	48	24
Financing fees	(226)	(8)
Net cash provided by financing activities	40,851	1,983
Increase in cash, cash equivalents, and restricted cash	156	609
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(20)	9
Cash, cash equivalents, and restricted cash, beginning of period	647	361
Cash, cash equivalents, and restricted cash, end of period	783	979
Less: restricted cash at end of period	79	141
Cash and cash equivalents per balance sheet at end of period	$704	$838

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	2,128	3,462
Cash payments for income taxes, net of refunds	(130)	193
Supplemental Disclosures of Non-Cash Investing and Financing Activities
Capital expenditures in accounts payable and accrued liabilities	128	127
Deferred financing fees in accrued liabilities	300	—

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

On November 3, 2019, Vince, LLC, an indirectly wholly owned subsidiary of VHC, completed its acquisition (the “Acquisition”) of 100% of the equity interests of Rebecca Taylor, Inc. and Parker Holding, LLC (collectively, the “Acquired Businesses”) from Contemporary Lifestyle Group, LLC (“CLG”). The Acquired Businesses represented all of the operations of CLG. Because the Acquisition was a transaction between commonly controlled entities, accounting principles generally accepted in the United States of America (“GAAP”) requires the retrospective combination of the entities for all periods presented as if the combination had been in effect since the inception of common control. Accordingly, the Company’s unaudited financial statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”), including for the three and nine months ended November 2, 2019, reflect the retrospective combination of the entities as if the combination had been in effect since inception of common control. See Note 11 “Related Party Transactions” for further information.

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

The condensed consolidated financial statements include the Company’s accounts and the accounts of the Company’s wholly-owned subsidiaries as of October 31, 2020. All intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) and disclosures necessary for a fair statement. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or the fiscal year as a whole.

As noted above, the Company’s unaudited financial statements included in this Quarterly Report, including for the three and nine months ended November 2, 2019, reflect the retrospective combination of the entities as if the combination had been in effect since inception of common control. See Note 11 “Related Party Transactions” for further information.

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

(D) COVID-19: The spread of COVID-19, which was declared a pandemic by the World Health Organization in March 2020, has caused state and municipal public officials to mandate jurisdiction-wide curfews, including “shelter-in-place” and closures of most non-essential businesses as well as other measures to mitigate the spread of the virus.

In light of the COVID-19 pandemic, we have taken various measures to improve our liquidity as described below.  Based on these measures and our current expectations, we believe that our sources of liquidity will generate sufficient cash flows to meet our obligations during the next twelve months from the date these financial statements are issued.

The following summarizes the various measures we have implemented and continue to implement as well as the impacts from the COVID-19 pandemic during the three and nine months ended October 31, 2020.

•

While we continued to serve our customers through our online e-commerce websites during the periods in which we were forced to shut down all of our domestic and international retail locations alongside other retailers, including our wholesale partners, the store closures resulted in a sharp decline in our revenue and ability to generate cash flows from operations.  We began reopening stores during May 2020 and nearly all of the Company’s stores have since reopened in a limited capacity in accordance with state and local regulations related to the COVID-19 pandemic.  Other than Hawaii which re-closed for a short period and subsequently re-opened based on the local stay-at-home order, we have not been impacted by any re-closure orders or regulations.

As a result of store closures and the decline in projected cash flows, the Company recognized a non-cash impairment charge related to property and equipment and operating lease ROU assets to adjust the carrying amounts of certain store locations to their estimated fair value.  During the nine months ended October 31, 2020, the Company recorded an impairment of property and equipment and operating lease ROU assets of $4,470 and $8,556, respectively. The impairment charges are recorded within impairment of long-lived assets on the condensed consolidated statement of operations and comprehensive earnings (loss).  There were no such impairment charges recorded for the three months ended October 31, 2020.

The Company incurred a non-cash impairment charge on goodwill and intangible assets as a result of the decline in long-term projections due to COVID-19.  See Note 2 “Goodwill and Intangible Assets” for additional information;

•

We entered into a loan agreement with Sun Capital Partners, Inc. (“Sun Capital”), who own approximately 72% of the outstanding shares of the Company’s common stock (see Note 11 “Related Party Transactions” for further discussion regarding our relationship with Sun Capital), as well as amendments to our 2018 Term Loan Facility and our 2018 Revolving Credit Facility to provide additional liquidity and amend certain financial covenants to allow increased operational flexibility.  See Note 4 “Long-Term Debt and Financing Arrangements” and Note 12 “Subsequent Events” for additional information;

•

Furloughed all of our retail store associates as well as a significant portion of our corporate associates during the period of store closures and reinstated a limited number of associates commensurate to the store re-openings as well as other business needs;

•	Temporarily reduced retained employee salaries and suspended board retainer fees;
•	Engaged in active discussions with landlords to address the current operating environment, including amending existing lease terms;
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

Revenue associated with gift cards is recognized upon redemption and unredeemed balances are considered a contract liability and recorded within other accrued expenses, which are subject to escheatment within the jurisdictions in which it operates. As of October 31, 2020 and February 1, 2020, the contract liability was $1,535 and $1,585, respectively.  For the three and nine months ended October 31, 2020, the Company recognized $60 and $168, respectively, of revenue that was previously included in the contract liability as of February 1, 2020.

(G) Recent Accounting Pronouncements: Except as noted below, the Company has considered all recent accounting pronouncements and has concluded that there are no recent accounting pronouncements that may have a material impact on its Consolidated Financial Statements, based on current information.

Recently Adopted Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board's (“FASB”) issued ASU 2018-15: “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract”. The ASU is intended to align the requirements for capitalization of implementation costs incurred in a cloud computing arrangement that is a service contract with the existing guidance for internal-use software. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2019. The guidance provides flexibility in adoption, allowing for either retrospective adjustment or prospective adjustment for all implementation costs incurred after the date of adoption. The Company adopted the guidance on February 2, 2020, the first day of fiscal 2020, which did not have a material effect on the Company’s condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13: “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. The ASU requires an impairment model (known as the current expected credit loss (“CECL”) model) that is based on expected losses rather than incurred losses. Under the new guidance, each reporting entity should estimate an allowance for expected credit losses, which is intended to result in more timely recognition of losses. The new standard applies to trade receivables arising from revenue transactions. Under ASC 606, revenue is recognized when, among other criteria, it is probable that an entity will collect the consideration it is entitled to when goods or services are transferred to a customer. When trade receivables are recorded, they become subject to the CECL model and estimates of expected credit losses on trade receivables over their contractual life will be required to be recorded at inception based on historical information, current conditions, and reasonable and supportable forecasts. This guidance is effective for smaller reporting companies for annual periods beginning after December 15, 2022, including the interim periods in the year. Early adoption is permitted.  Management is currently evaluating the impact of this ASU on the consolidated financial statements.

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

(H) Revision: The Company identified an error in the consolidated statement of cash flows for the nine months ended November 2, 2019, for the six months ended August 3, 2019 and for the three months ended May 2, 2020 and May 4, 2019, as well as for the years ended February 1, 2020 and February 2, 2019 related to the presentation of proceeds and repayments of borrowings under revolving credit facilities within financing activities.  The Company has historically presented proceeds and repayments from borrowings under revolving credit facilities as net in the financing section of the statement of cash flows because of the continuous activity of proceeds and repayments of borrowings.  Given the contractual maturity of the revolver is greater than three months, the Company concluded that gross presentation was appropriate and has revised the historical financial statements.  These adjustments were not considered to be material individually or in the aggregate to the previously issued financial statements.  However, because of the significance of these adjustments, the Company has revised its consolidated statement of cash flows for each period noted above.  These revisions had no impact on the consolidated balance sheets, consolidated statements of operations or consolidated statements of comprehensive income (loss) for the periods nor did it have an impact on total cash flows from operating, investing or financing activities.

	Nine Months Ended November 2, 2019
(in thousands)	As Previously Reported	Adjustment	As Revised
Financing activities
Proceeds from borrowings under the Revolving Credit Facilities	$—	$218,840	$218,840
Repayment of borrowings under the Revolving Credit Facilities	—	(215,939)	(215,939)
Net proceeds from borrowings under the Revolving Credit Facilities	2,901	(2,901)	—
Net cash provided by financing activities	$533	$—	$533

	Six Months Ended August 3, 2019
(in thousands)	As Previously Reported	Adjustment	As Revised
Financing activities
Proceeds from borrowings under the Revolving Credit Facilities	$—	$144,215	$144,215
Repayment of borrowings under the Revolving Credit Facilities	—	(137,269)	(137,269)
Net proceeds from borrowings under the Revolving Credit Facilities	6,946	(6,946)	—
Net cash provided by financing activities	$5,250	$—	$5,250

	Three Months Ended
	May 2, 2020			May 4, 2019
(in thousands)	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Financing activities
Proceeds from borrowings under the Revolving Credit Facilities	$—	$81,878	$81,878	$—	$74,031	$74,031
Repayment of borrowings under the Revolving Credit Facilities	—	(46,001)	(46,001)	—	(74,253)	(74,253)
Net proceeds from borrowings under the Revolving Credit Facilities	35,877	(35,877)	—	(222)	222	—
Proceeds from borrowings under the Revolving Credit Facilities - Acquired Businesses	—	—	—	—	4,025	4,025
Repayment of borrowings under the Revolving Credit Facilities- Acquired Businesses	—	—	—	—	(4,750)	(4,750)
Net proceeds (repayment) from borrowings under the Revolving Credit Facilities - Acquired Businesses	—	—	—	(725)	725	—
Net cash (used in)/provided by financing activities	$35,673	$—	$35,673	$(1,936)	$—	$(1,936)

	Year Ended
	February 1, 2020			February 2, 2019
(in thousands)	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Financing activities
Proceeds from borrowings under the Revolving Credit Facilities	$—	$310,434	$310,434	$—	$311,015	$311,015
Repayment of borrowings under the Revolving Credit Facilities	—	(301,727)	(301,727)	—	(308,899)	(308,899)
Net proceeds from borrowings under the Revolving Credit Facilities	8,707	(8,707)	—	2,116	(2,116)	—
Proceeds from borrowings under the Revolving Credit Facilities - Acquired Businesses	—	11,761	11,761	—	23,284	23,284
Repayment of borrowings under the Revolving Credit Facilities- Acquired Businesses	—	(29,410)	(29,410)	—	(22,200)	(22,200)
Net proceeds (repayment) from borrowings under the Revolving Credit Facilities - Acquired Businesses	(17,649)	17,649	—	1,084	(1,084)	—
Net cash (used in)/provided by financing activities	$(11,991)	$—	$(11,991)	$(4,737)	$—	$(4,737)

Note 2. Goodwill and Intangible Assets

Net goodwill balances and changes therein by segment were as follows:

(in thousands)	Vince Wholesale	Vince Direct-to-consumer	Rebecca Taylor and Parker	Total Net Goodwill
Balance as of February 1, 2020	$41,435	$—	$—	$41,435
Impairment charges	(9,462)	—	—	(9,462)
Balance as of October 31, 2020	$31,973	$—	$—	$31,973

The total carrying amount of goodwill is net of accumulated impairments of $101,845.

During the first quarter of fiscal 2020, the Company determined that a triggering event had occurred as a result of changes to the Company’s long-term projections driven by the impacts of COVID-19.  The Company performed an interim quantitative impairment assessment of goodwill and intangible assets.

The Company determined the fair value of the Vince wholesale reportable segment using a combination of the market and income approach. Step one of the assessment determined that the fair value was below the carrying amount by $9,462, and as a result the Company recorded a goodwill impairment charge of $9,462 within Impairment of goodwill and intangible assets on the condensed consolidated statement of operations and comprehensive earnings (loss) for the nine months ended October 31, 2020.  There were no impairment charges for the three months ended October 31, 2020.  The Company recorded a goodwill impairment charge of $2,129 related to the Rebecca Taylor and Parker reportable segment for the nine months ended November 2, 2019.

The following tables present a summary of identifiable intangible assets:

(in thousands)	Gross Amount	Accumulated Amortization	Accumulated Impairments	Net Book Value
Balance as of October 31, 2020
Amortizable intangible assets:
Customer relationships	$31,355	$(20,887)	$(6,115)	$4,353
Tradenames	13,100	(71)	(12,527)	502
Indefinite-lived intangible assets:
Tradenames	110,986	—	(39,186)	71,800
Total intangible assets	$155,441	$(20,958)	$(57,828)	$76,655

(in thousands)	Gross Amount	Accumulated Amortization	Accumulated Impairments	Net Book Value
Balance as of February 1, 2020
Amortizable intangible assets:
Customer relationships	$31,355	$(20,437)	$(6,115)	$4,803
Tradenames	13,100	(29)	(12,527)	544
Indefinite-lived intangible assets:
Tradenames	110,986	—	(34,800)	76,186
Total intangible assets	$155,441	$(20,466)	$(53,442)	$81,533

The Company estimated the fair value of the Vince and Rebecca Taylor tradename indefinite-lived intangible assets using the relief from royalty method and determined that the fair value of the Vince and Rebecca Taylor tradenames were below their carrying amounts. Significant assumptions utilized in these analyses included projected revenue growth rates, royalty rates and discount rates.  Accordingly, the Company recorded an impairment charge for the Vince and Rebecca Taylor tradename indefinite-lived intangible assets of $4,386, which was recorded within Impairment of goodwill and intangible assets on the condensed consolidated statement of operations and comprehensive earnings (loss) for the nine months ended October 31, 2020. There were no such impairment charges for the three months ended October 31, 2020.

The Company recorded an impairment charge associated with the Rebecca Taylor and Parker tradename indefinite-lived intangible assets of $11,247 and $6,115 of impairment charges for the Rebecca Taylor and Parker customer relationships which are recorded within Impairment of goodwill and intangible assets on the condensed consolidated statement of operations and comprehensive earnings (loss) for the nine months ended November 2, 2019.  In accordance with ASC 350 “Intangibles-Goodwill and Other,” indefinite-lived intangibles should be reassessed each reporting period to determine whether events or circumstances continue to support an indefinite life. Based on the impairment charge calculated, the Company determined that the indefinite life classification was no longer appropriate for the Parker tradename. Accordingly, the Company determined a 10-year useful life was more appropriate and began amortizing the Parker tradename beginning in the third quarter of fiscal 2019.

Amortization of identifiable intangible assets was $164 and $492 for the three and nine months ended October 31, 2020, respectively and $165 and $1,433 for the three and nine months ended November 2, 2019, respectively. The estimated amortization expense for identifiable intangible assets is $655 for each fiscal year for the next five fiscal years.

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

The Company did not have any non-financial assets or non-financial liabilities recognized at fair value on a recurring basis at October 31, 2020 or February 1, 2020. At October 31, 2020 and February 1, 2020, the Company believes that the carrying value of cash and cash equivalents, receivables, and accounts payable approximate fair value, due to the short-term maturity of these instruments. The Company’s debt obligations with a carrying value of $93,724 as of October 31, 2020 are at variable interest rates. The carrying value of the Company’s 2018 Revolving Credit Facility (as defined below) approximates fair value as the stated interest rate approximates market rates currently available to the Company, which is considered a Level 2 input. The fair value of the Company’s 2018 Term Loan Facility (as defined below) was approximately $26,000 as of October 31, 2020 based upon an estimated market value calculation that factors principal, time to maturity, interest rate, and current cost of debt, which is considered a Level 3 input.

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

The following table presents the non-financial assets the Company measured at fair value on a non-recurring basis for the nine months ended October 31, 2020, based on such fair value hierarchy:

	Net Carrying Value as of	Fair Value Measured and Recorded at Reporting Date Using:			Total Losses - Nine Months Ended
(in thousands)	October 31, 2020	Level 1	Level 2	Level 3	October 31, 2020
Property and equipment	$8,765	$—	$—	$8,765	$4,470	(1)
Goodwill	31,973	—	—	31,973	9,462	(2)
Tradenames - Indefinite-lived	71,800	—	—	71,800	4,386	(2)
ROU Assets	79,542	—	—	79,542	8,556	(1)

(1) Recorded within Impairment of long-lived assets on the Condensed Consolidated Statements of Operations and Comprehensive Earnings (Loss). See Note 1 “Description of Business and Summary of Significant Accounting Policies – (D) COVID-19” for additional information.

(2) Recorded within Impairment of goodwill and intangible assets on the Condensed Consolidated Statements of Operations and Comprehensive Earnings (Loss). See Note 1 “Description of Business and Summary of Significant Accounting Policies – (D) COVID-19” for additional information.

Note 4. Long-Term Debt and Financing Arrangements

Long-term debt consisted of the following:

	October 31,	February 1,
(in thousands)	2020	2020
Long-term debt:
Term Loan Facilities	$24,750	$24,750
Revolving Credit Facilities	68,974	27,723
Total debt principal	93,724	52,473
Less: current portion of long-term debt	—	2,750
Less: deferred financing costs	901	1,043
Total long-term debt	$92,823	$48,680

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

The 2018 Term Loan Facility contains a requirement that Vince, LLC maintain a Consolidated Fixed Charge Coverage Ratio (as defined in the credit agreement for the 2018 Term Loan Facility) as of the last day of any period of four fiscal quarters not to exceed 0.85:1.00 for the fiscal quarter ended November 3, 2018, 1.00:1.00 for the fiscal quarter ended February 2, 2019, 1.20:1.00 for the fiscal quarter ended May 4, 2019, 1.35:1.00 for the fiscal quarter ending August 3, 2019, 1.50:1.00 for the fiscal quarters ending November 2, 2019 and February 1, 2020 and 1.75:1.00 for the fiscal quarter ending May 2, 2020 and each fiscal quarter thereafter. In addition, the 2018 Term Loan Facility contains customary representations and warranties, other covenants, and events of default, including but not limited to, covenants with respect to limitations on the incurrence of additional indebtedness, liens, burdensome agreements, guarantees, investments, loans, asset sales, mergers, acquisitions, prepayment of other debt, the repurchase of capital stock, transactions with affiliates, and the ability to change the nature of the Company’s business or its fiscal year, and distributions and dividends. The 2018 Term Loan Facility generally permits dividends to the extent that no default or event of default is continuing or would result from a contemplated dividend, so long as (i) after giving pro forma effect to the contemplated dividend and for the following six months Excess Availability will be at least the greater of 20.0% of the Loan Cap (as defined in the credit agreement for the 2018 Term Loan Facility) and $10,000, (ii) after giving pro forma effect to the contemplated dividend, the Consolidated Fixed Charge Coverage Ratio for the 12 months preceding such dividend will be greater than or equal to 1.0 to 1.0 (provided that the Consolidated Fixed Charge Coverage Ratio may be less than 1.0 to 1.0 if, after giving pro forma effect to the contemplated dividend, Excess Availability for the six fiscal months following the dividend is at least the greater of 25.0% of the Loan Cap and $12,500), and (iii) the pro forma Fixed Charge Coverage Ratio after giving effect to such contemplated dividend is no less than the minimum Consolidated Fixed Charge Coverage Ratio for such quarter. In addition, the 2018 Term Loan Facility is subject to a Borrowing Base (as defined in the credit agreement of the 2018 Term Loan Facility) which can, under certain conditions, result in the imposition of a reserve under the 2018 Revolving Credit Facility. As of October 31, 2020, the Company was in compliance with applicable covenants.

The 2018 Term Loan Facility also contains an Excess Cash Flow (as defined in the credit agreement for the 2018 Term Loan Facility) sweep requirement in which Vince, LLC remits 50% of Excess Cash Flow reduced on a dollar-for-dollar basis by any voluntary prepayments of the 2018 Term Loan Facility or the 2018 Revolving Credit Facility (to the extent accompanied by a permanent reduction in commitments) during such fiscal year or after the fiscal year but prior to the date of the excess cash flow payment, to be applied to the outstanding principal balance commencing 10 business days after the filing of the Company’s Annual Report on Form 10-K starting from fiscal year ending February 1, 2020. There was no such payment due for the fiscal year ended February 1, 2020.

On March 30, 2020, Vince, LLC entered into the Limited Waiver and Amendment (the “Second Term Loan Amendment”) to the 2018 Term Loan Facility. The Second Term Loan Amendment postponed the amortization payment due on April 1, 2020, with 50% of such payment to be paid on July 1, 2020 and the remainder to be paid on October 1, 2020 and modifies certain reporting obligations.

On June 8, 2020, Vince, LLC entered into the Third Amendment (the “Third Term Loan Amendment”) to the 2018 Term Loan Facility. The Third Term Loan Amendment, among others, (i) temporarily suspends the Consolidated Fixed Charge Coverage Ratio covenant through the delivery of a compliance certificate relating to the fiscal quarter ended July 31, 2021 (such period, the “Third Amendment Extended Accommodation Period”); (ii) requires Vince, LLC to maintain Fixed Charge Coverage Ratio of 1.0 to 1.0 in the event the excess availability under the 2018 Revolving Credit Facility is less than (x) $10,000 between September 6, 2020 and January 9, 2021 and (y) $12,500 between January 10, 2021 and January 31, 2021 and (z) $15,000 during all other times during the Third Amendment Extended Accommodation Period; (iii) revises the Fixed Charge Coverage Ratio required to be maintained following the Third Amendment Extended Accommodation Period (commencing with the fiscal month ending July 31, 2021) to be 1.50 to 1.0 for the fiscal quarter ending July 31, 2021 and 1.75 to 1.0 for each fiscal quarter thereafter; (iv) waives the amortization payments due on July 1, 2020 and October 1, 2020 (including the amortization payment due on April 1, 2020 that was previously deferred under the Second Term Loan Amendment); (v) for any fiscal four quarter period ending prior to or on October 30, 2020, increasing the cap on certain items eligible to be added back to Consolidated EBITDA to 27.5% from 22.5%; and (vi) during the Third Amendment Extended Accommodation Period, allows Vince, LLC to cure any default under the applicable Fixed Charge Coverage Ratio covenant by including any amount provided by equity or subordinated debt (which amount shall be at least $1,000) in the calculation of excess availability under the 2018 Revolving Credit Facility so that the excess availability is above the applicable threshold described above.

The Third Term Loan Amendment also (a) waives certain events of default; (b) temporarily revises the applicable margin to be 9.0% for one year after the Third Term Loan Amendment effective date (2.0% of which is to be accrued but not payable in cash until the first anniversary of the Third Term Loan Amendment effective date) and after such time and through the Third Amendment Extended Accommodation Period, 9.0% or 7.0% depending on the amount of Consolidated EBITDA; (c) increases the LIBOR floor from 0% to 1.0%; (d) eliminates the Borrower’s and any loan party’s ability to designate subsidiaries as unrestricted and to make certain payments, restricted payments and investments during the Third Amendment Extended Accommodation Period; (e) resets the prepayment premium to 3.0% of the prepaid amount if prepaid prior to the first anniversary of the Third Term Loan Amendment Effective Date, 1.5% of the prepaid amount if prepaid prior to the second anniversary of the Third Term Loan Amendment Effective Date and 0% thereafter; (f) imposes a requirement to pay down the 2018 Revolving Credit Facility to the extent cash on hand exceeds $5,000 on the last day of each week; (g) permits Vince, LLC to incur up to $8,000 of additional secured debt (in addition to any interest accrued or paid in kind), to the extent subordinated to the 2018 Term Loan Facility on terms reasonably acceptable to Crystal;  (h) extends the delivery periods for (x) annual financial statements for the fiscal year ended February 1, 2020 to June 15, 2020 and (y) quarterly financial statements for the fiscal quarters ended May 2, 2020 and ending August 1, 2020 to July 31, 2020 and October 29, 2020, respectively, and (i) grants ongoing relief through September 30, 2020 with respect to certain covenants regarding the payment of lease obligations.

As a result of the Third Term Loan Amendment, the Company incurred $383 of additional financing costs.  In accordance with ASC Topic 470, “Debt”, the Company accounted for this amendment as a debt modification and has recorded $233 of the financing costs paid to third parties within selling, general and administrative expenses on the condensed consolidated statement of operations and comprehensive earnings (loss) for the nine months ended October 31, 2020. The remaining $150 of financing costs are recorded as deferred debt issuance costs which will be amortized over the remaining term of the 2018 Term Loan Facility and are included in accrued liabilities on the condensed consolidated balance sheet as of October 31, 2020.

On December 11, 2020, Vince, LLC entered into the Fifth Amendment (the “Fifth Term Loan Amendment”) to the 2018 Term Loan Facility. See Note 12 “Subsequent Events” for further details.

Through October 31, 2020, on an inception to date basis, the Company had made repayments totaling $2,750 in the aggregate on the 2018 Term Loan Facility. As of October 31, 2020, the Company had $24,750 of debt outstanding under the 2018 Term Loan Facility.

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

The 2018 Revolving Credit Facility contains representations and warranties, other covenants and events of default that are customary for this type of financing, including covenants with respect to limitations on the incurrence of additional indebtedness, liens, burdensome agreements, guarantees, investments, loans, asset sales, mergers, acquisitions, prepayment of other debt, the repurchase of capital stock, transactions with affiliates, and the ability to change the nature of the Company’s business or its fiscal year. The 2018 Revolving Credit Facility generally permits dividends in the absence of any event of default (including any event of default arising from a contemplated dividend), so long as (i) after giving pro forma effect to the contemplated dividend and for the following six months Excess Availability will be at least the greater of 20.0% of the Loan Cap and $10,000 and (ii) after giving pro forma effect to the contemplated dividend, the Consolidated Fixed Charge Coverage Ratio for the 12 months preceding such dividend will be greater than or equal to 1.0 to 1.0 (provided that the Consolidated Fixed Charge Coverage Ratio may be less than 1.0 to 1.0 if, after giving pro forma effect to the contemplated dividend, Excess Availability for the six fiscal months following the dividend is at least the greater of 25.0% of the Loan Cap and $12,500). As of October 31, 2020, the Company was in compliance with applicable covenants.

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

On June 8, 2020, Vince, LLC entered into the Third Amendment (the “Third Revolver Amendment”) to the 2018 Revolving Credit Facility. The Third Revolver Amendment, among others, increases availability under the facility’s borrowing base by (i) temporarily increasing the aggregate commitments under the 2018 Revolving Credit Facility to $110,000 through November 30, 2020 (such period, the “Third Amendment Accommodation Period”) (ii) temporarily revising the eligibility of certain account debtors during the Third Amendment Accommodation Period by extending by 30 days the period during which those accounts may remain outstanding past due as well as increasing the concentration limits of certain account debtors and (iii) for any fiscal four quarter period ending prior to or on October 30, 2021, increasing the cap on certain items eligible to be added back to Consolidated EBITDA to 27.5% from 22.5%.

The Third Revolver Amendment also (a) waives events of default; (b) temporarily increases the applicable margin on all borrowings of revolving loans by 0.75% per annum during the Third Amendment Accommodation Period and increases the LIBOR floor from 0% to 1.0%; (c) eliminates Vince LLC’s and any loan party’s ability to designate subsidiaries as unrestricted and to make certain payments, restricted payments and investments during the Third Amendment Extended Accommodation Period; (d) temporarily suspends the Fixed Charge Coverage Ratio covenant through the Third Amendment Extended Accommodation Period; (e) requires Vince, LLC to maintain a Fixed Charge Coverage Ratio of 1.0 to 1.0 in the event the excess availability under the 2018 Revolving Credit Facility is less than (x) $10,000 between September 6, 2020 and January 9, 2021, (y) $12,500 between January 10, 2021 and January 31, 2021 and (z) $15,000 at all other times during the Third Amendment Extended Accommodation Period; (f)  imposes a requirement (y) to pay down the 2018 Revolving Credit Facility to the extent cash on hand exceeds $5,000 on the last day of each week and (z) that, after giving effect to any borrowing thereunder, Vince, LLC may have no more than $5,000 of cash on hand; (g) permits Vince, LLC to incur up to $8,000 of additional secured debt (in addition to any interest accrued or paid in kind), to the extent subordinated to the 2018 Revolving Credit Facility on terms reasonably acceptable to Citizens; (h) establishes a method for imposing a successor reference rate if LIBOR should become unavailable, (i) extends the delivery periods for (x) annual financial statements for the fiscal year ended February 1, 2020 to June 15, 2020 and (y) quarterly financial statements for the fiscal quarters ended May 2, 2020 and ending August 1, 2020 to July 31, 2020 and October 29, 2020, respectively, and (j) grants ongoing relief through September 30, 2020 with respect to certain covenants regarding the payment of lease obligations.

As a result of the Third Revolver Amendment, the Company incurred $376 of additional deferred financing costs. In accordance with ASC Topic 470, “Debt”, the Company accounted for this amendment as a debt modification and has recorded the additional deferred financing costs as deferred debt issuance costs which will be amortized over the remaining term of the 2018 Revolving Credit Facility and are included in accrued liabilities on the condensed consolidated balance sheet as of October 31, 2020.

On December 11, 2020, Vince, LLC entered into the Fifth Amendment (the “Fifth Revolver Amendment”) to the 2018 Revolving Credit Facility. See Note 12 “Subsequent Events” for further details.

As of October 31, 2020, $20,748 was available under the 2018 Revolving Credit Facility, net of the loan cap, and there were $68,974 of borrowings outstanding and $5,228 of letters of credit outstanding under the 2018 Revolving Credit Facility. The weighted average interest rate for borrowings outstanding under the 2018 Revolving Credit Facility as of October 31, 2020 was 2.8%.

Third Lien Credit Agreement

On December 11, 2020, Vince, LLC entered into a $20,000 subordinated term loan credit facility (the “Third Lien Credit Facility”) pursuant to a credit agreement (the “Third Lien Credit Agreement”), dated December 11, 2020, by and among Vince, LLC, as the borrower, SK Financial Services, LLC (“SK Financial”), as agent, and other lenders from time to time party thereto. See Note 12 “Subsequent Events” for further details.

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

Note 5. Inventory

Inventories consisted of finished goods. As of October 31, 2020 and February 1, 2020, finished goods, net of reserves were $88,552 and $66,393, respectively.

Note 6. Share-Based Compensation

Employee Stock Plans

Vince 2013 Incentive Plan

In connection with the IPO, the Company adopted the Vince 2013 Incentive Plan, which provides for grants of stock options, stock appreciation rights, restricted stock and other stock-based awards. In May 2018, the Company filed a Registration Statement on Form S-8 to register an additional 660,000 shares of common stock available for issuance under the Vince 2013 Incentive Plan. Additionally, in September 2020, the Company filed a Registration Statement on Form S-8 to register an additional 1,000,000 shares of common stock available for issuance under the Vince 2013 Incentive Plan. The aggregate number of shares of common stock which may be issued or used for reference purposes under the Vince 2013 Incentive Plan or with respect to which awards may be granted may not exceed 1,000,000 shares. The shares available for issuance under the Vince 2013 Incentive Plan may be, in whole or in part, either authorized and unissued shares of the Company’s common stock or shares of common stock held in or acquired for the Company’s treasury. In general, if awards under the Vince 2013 Incentive Plan are cancelled for any reason, or expire or terminate unexercised, the shares covered by such award may again be available for the grant of awards under the Vince 2013 Incentive Plan. As of October 31, 2020, there were 1,513,012 shares under the Vince 2013 Incentive Plan available for future grants. Options granted pursuant to the Vince 2013 Incentive Plan typically vest in equal installments over four years, subject to the employees’ continued employment and expire on the earlier of the tenth anniversary of the grant date or upon termination as outlined in the Vince 2013 Incentive Plan. Restricted stock units (“RSUs”) granted typically vest in equal installments over a three-year period or vest in equal installments over four years, subject to the employees’ continued employment.

Employee Stock Purchase Plan

The Company maintains an employee stock purchase plan (“ESPP”) for its employees. Under the ESPP, all eligible employees may contribute up to 10% of their base compensation, up to a maximum contribution of $10 per year. The purchase price of the stock is 90% of the fair market value, with purchases executed on a quarterly basis. The plan is defined as compensatory, and accordingly, a charge for compensation expense is recorded to selling, general and administrative expense for the difference between the fair market value and the discounted purchase price of the Company’s Stock. During the nine months ended October 31, 2020, 9,024 shares of common stock were issued under the ESPP. During the nine months ended November 2, 2019, 1,520 shares of common stock were issued under the ESPP. As of October 31, 2020, there were 82,111 shares available for future issuance under the ESPP.

Stock Options

A summary of stock option activity for both employees and non-employees for the nine months ended October 31, 2020 is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at February 1, 2020	175	$38.87	5.7	$—
Granted	—	$—
Exercised	—	$—
Forfeited or expired	(117)	$38.92
Outstanding at October 31, 2020	58	$38.77	4.9	$—

Vested and exercisable at October 31, 2020	58	$38.77	4.9	$—

Restricted Stock Units

A summary of restricted stock unit activity for the nine months ended October 31, 2020 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested restricted stock units at February 1, 2020	679,926	$11.12
Granted	20,786	$9.06
Vested	(154,347)	$10.42
Forfeited	(237,760)	$12.31
Non-vested restricted stock units at October 31, 2020	308,605	$10.42

Share-Based Compensation Expense

The Company recognized a net reversal of share-based compensation expense of $(209) primarily due to forfeitures, including expense of $52 related to non-employees, during the three months ended October 31, 2020. The Company recognized share-based compensation expense of $533, including expense of $49 related to non-employees, during the three months ended November 2, 2019. The Company recognized share-based compensation expense of $857 and $1,487, including expense of $151 and $131, respectively, related to non-employees, during the nine months ended October 31, 2020 and November 2, 2019, respectively.

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

The following is a reconciliation of weighted average basic shares to weighted average diluted shares outstanding:

	Three Months Ended		Nine Months Ended
	October 31,	November 2,	October 31,	November 2,
	2020	2019	2020	2019
Weighted-average shares—basic	11,796,860	11,679,380	11,758,327	11,660,710
Effect of dilutive equity securities	10,638	288,377	—	—
Weighted-average shares—diluted	11,807,498	11,967,757	11,758,327	11,660,710

For the three months ended October 31, 2020 and November 2, 2019, 296,483 and 16,762, respectively, weighted average shares of share-based compensation were excluded from the computation of weighted average shares for diluted earnings per share, as their effect would have been anti-dilutive.

Because the Company incurred a net loss for the nine months ended October 31, 2020 and November 2, 2019, weighted-average basic shares and weighted-average diluted shares outstanding are equal for the periods.

Note 8. Commitments and Contingencies

Litigation

On September 7, 2018, a complaint was filed in the United States District Court for the Eastern District of New York by certain stockholders (collectively, the “Plaintiff”), naming the Company as well as David Stefko, the Company’s Interim  Chief Executive Officer and Chief Financial Officer, one of the Company’s directors, certain of the Company’s former officers and directors, and Sun Capital and certain of its affiliates, as defendants. The complaint generally alleges that the Company and the named parties made false and/or misleading statements and/or failed to disclose matters relating to the transition of the Company’s ERP systems from Kellwood. The complaint brings causes of action for violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated under the Exchange Act against the Company and the named parties and for violations of Section 20(a) of the Exchange Act against the individual parties, Sun Capital and its affiliates.  The complaint sought unspecified monetary damages and unspecified costs and fees. On January 28, 2019, in response to our motion to dismiss the original complaint, the Plaintiff filed an amended complaint, naming the same defendants as parties and asserting the same causes of action as those stated in the original complaint. On October 4, 2019, an individual stockholder filed a complaint marked as a related suit to the amended complaint, containing substantially identical allegations and claims against the same defendant parties. On September 9, 2020, the two complaints were dismissed in their entirety and the Plaintiff’s request for leave to replead was denied. On October 6, 2020, the Plaintiff filed notices of appeal. The appeals are pending.

On September 6, 2019, Vince, LLC received a favorable judgment from the second instance court in the People’s Republic of China in connection with a trademark infringement case. The judgment awarded Vince, LLC approximately $700 in damages and fees, net of applicable taxes, which was included in selling, general and administrative expense in the accompanying condensed consolidated statement of operations and comprehensive earnings (loss). This amount was subsequently paid in full to Vince, LLC by the defendants in the case in the fourth quarter of fiscal 2019.

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

As a result of COVID-19, the Company did not initially make certain rent payments in the first, second and third quarters of fiscal 2020. The Company has recognized any rent payments not made within accounts payable in the accompanying condensed consolidated balance sheet and has continued to recognize rent expense in the condensed consolidated statement of operations and comprehensive earnings (loss). As a result of discussions with landlords and amendments to existing lease terms, the Company has since made rent payments for certain leases. The Company considered the FASB’s recent guidance regarding lease modifications as a result of the effects of COVID-19 and elected to apply the temporary practical expedient to account for lease changes as variable rent unless an amendment results in a substantial change in the Company's lease obligations, which in those circumstances the Company accounted for such lease change as a lease modification. The impact of rent concessions recorded as either reduction in variable rent or lease modifications was $3,655 and $3,947 for the three and nine months ended October 31, 2020 to the condensed consolidated statement of operations. In addition to the benefits received from the rent concessions as a result of negotiations with landlords, the Company also recorded $549 and $992 for the three and nine months ended October 31, 2020 related to concessions for other occupancy costs such as common area maintenance, real estate taxes, and lease advertising charges.

Total lease cost is included in cost of sales and SG&A in the accompanying condensed consolidated statement of operations and comprehensive earnings (loss) and is recorded net of immaterial sublease income. Some leases have a non-cancelable lease term of less than one year and therefore, the Company has elected to exclude these short-term leases from our ROU asset and lease liabilities. Short term lease costs were immaterial for the three and nine months ended October 31, 2020 and November 2, 2019. The Company’s lease cost is comprised of the following:

	Three Months Ended		Nine Months Ended
	October 31,	November 2,	October 31,	November 2,
(in thousands)	2020	2019	2020	2019
Operating lease cost	$5,258	$6,390	$18,112	$18,772
Variable operating lease cost	(2,855)	149	(2,810)	276
Total lease cost	$2,403	$6,539	$15,302	$19,048

During the nine months ended October 31, 2020, the Company recorded right-of-use assets impairment of approximately $8,556. There was no such impairment for the three months ended October 31, 2020 and November 2, 2019 and nine months ended November 2, 2019.

As of October 31, 2020, the future maturity of lease liabilities are as follows:

October 31,
(in thousands)	2020
Fiscal 2020	$6,219
Fiscal 2021	28,513
Fiscal 2022	27,831
Fiscal 2023	24,443
Fiscal 2024	22,671
Thereafter	36,553
Total lease payments	146,230
Less: Imputed interest	(24,100)
Total operating lease liabilities	$122,130

The operating lease payments do not include any renewal options as such leases are not reasonably certain of being renewed as  of October 31, 2020 and does not include $4,361 of legally binding minimum lease payments of lease signed but not yet commenced.

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

Summary information for the Company’s reportable segments is presented below.

(in thousands)	Vince Wholesale	Vince Direct-to-consumer	Rebecca Taylor and Parker	Unallocated Corporate	Total
Three Months Ended October 31, 2020
Net Sales (1)	$38,746	$22,822	$7,454	$—	$69,022
Income (loss) before income taxes	16,027	(141)	(1,906)	(8,974)	5,006

Three Months Ended November 2, 2019
Net Sales (2)	$51,102	$35,302	$18,135	$—	$104,539
Income (loss) before income taxes	18,497	4,133	(1,788)	(14,625)	6,217

Nine Months Ended October 31, 2020
Net Sales (1)	$66,598	$55,958	$22,506	$—	$145,062
Income (loss) before income taxes (3) (4) (5)	19,840	(22,526)	(11,121)	(44,357)	(58,164)

Nine Months Ended November 2, 2019
Net Sales (2)	$121,850	$91,027	$57,902	$—	$270,779
Income (loss) before income taxes (6)	41,605	5,225	(23,209)	(44,742)	(21,121)

(in thousands)	Vince Wholesale	Vince Direct-to-consumer	Rebecca Taylor and Parker	Unallocated Corporate	Total
October 31, 2020
Total Assets	$81,296	$115,104	$37,763	$120,291	$354,454

February 1, 2020
Total Assets	$71,028	$112,408	$43,258	$135,608	$362,302

(1) Net sales for the Rebecca Taylor and Parker reportable segment for the three and nine months ended October 31, 2020 consisted of $4,848 and $14,571 through wholesale distribution channels and $2,606 and $7,935 through direct-to-consumer distribution channels, respectively.

(2) Net sales for the Rebecca Taylor and Parker reportable segment for the three and nine months ended November 2, 2019 consisted of $13,166 and $42,701 through wholesale distribution channels and $4,969 and $15,201 through direct-to-consumer distribution channels, respectively.

(3)  Vince Direct-to-consumer reportable segment includes a non-cash impairment charge of $11,725 related to property and equipment and ROU assets for the nine months ended October 31, 2020.

(4) Rebecca Taylor and Parker reportable segment includes non-cash impairment charges of $1,687, of which $386 is related to the Rebecca Taylor tradename and $1,301 is related to property and equipment and ROU assets for the nine months ended October 31, 2020.

(5) Unallocated Corporate for the nine months ended October 31, 2020 includes a benefit from the re-measurement of the liability related to the Tax Receivable Agreement of $2,320 and non-cash impairment charges of $13,462, of which $9,462 is related to goodwill and $4,000 is related to the Vince tradename.

(6)  Rebecca Taylor and Parker reportable segment includes non-cash impairment charges of $20,132, of which $2,129 is related to goodwill, $17,362 is related to intangible assets and $641 is related to property and equipment for the nine months ended November 2, 2019.

Note 11. Related Party Transactions

Third Lien Credit Agreement

On December 11, 2020, Vince, LLC entered into the $20,000 Third Lien Credit Facility pursuant to the Third Lien Credit Agreement, by and among Vince, LLC, as the borrower, SK Financial, as agent, and other lenders from time to time party thereto. SK Financial is an affiliate of Sun Capital, whose affiliates own approximately 72% of the Company’s common stock.  The Third Lien Credit Facility was reviewed and approved by the Special Committee of the Company’s Board of Directors, consisting solely of directors not affiliated with Sun Capital, which committee was represented by independent legal advisors. Refer to Note 12 “Subsequent Events” for further details.

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

CLG is owned by affiliates of Sun Capital. Sun Capital beneficially owns approximately 72% of the Company’s common stock.  The Acquisition was reviewed and approved by the Special Committee of the Company’s Board of Directors, consisting solely of directors not affiliated with Sun Capital, who was represented by independent financial and legal advisors.

The Acquisition is treated for accounting purposes as a transaction by entities under common control within the scope of ASC Topic 805 “Business Combinations”. This guidance requires the retrospective combination of the entities for all periods presented as if the combination had been in effect since inception of common control. Therefore, the Company’s unaudited financial statements for the three and nine months ended November 2, 2019, now reflect the retrospective combination of the entities. Additionally, the combination of the entities reflects the historical balance sheet data for the Acquired Businesses. This presentation constitutes a change in reporting entity.

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

During the first quarter of fiscal 2020, the obligation under the Tax Receivable Agreement was adjusted as a result of changes in the levels of projected pre-tax income, primarily as a result of COVID-19. The adjustment resulted in a net decrease of $2,320 to the liability under the Tax Receivable Agreement with the corresponding adjustment accounted for within Other (income) expense, net on the consolidated statement of operations and comprehensive earnings (loss). As of October 31, 2020, the Company’s total obligation under the Tax Receivable Agreement was estimated to be $0 based on projected future pre-tax income.

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

During the three and nine months ended October 31, 2020 and November 2, 2019, the Company incurred expenses of $0 and $77 and $11 and $416, respectively, under the Sun Capital Consulting Agreement.

Note 12. Subsequent Events

Fifth Amendment to 2018 Revolving Credit Facility

On December 11, 2020, Vince, LLC entered into the Fifth Revolver Amendment to the 2018 Revolving Credit Facility. The Fifth Revolver Amendment, among other things, (i) extends the period from November 30, 2020 to July 31, 2021 (such period, “Accommodation Period”), during which the eligibility of certain account debtors is revised by extending by 30 days the time those accounts may remain outstanding past due as well as increasing the concentration limits of certain account debtors; (ii) extends the period through which the applicable margin on all borrowings of revolving loans by 0.75% per annum during such Accommodation Period; (iii) extends the period from October 30, 2021 to January 29, 2022, during which the cap on which certain items eligible to be added back to “Consolidated EBITDA” (as defined in the 2018 Revolving Credit Facility) is increased to 27.5% from 22.5%; (iv) extends the temporary suspension of the Consolidated Fixed Charge Coverage Ratio (“FCCR”) covenant through the delivery of a compliance certificate relating to the fiscal quarter ended January 29, 2022 (such period, the “Extended Accommodation Period”), other than the fiscal quarter ending January 29, 2022; (v) requires Vince, LLC to maintain an FCCR of 1.0 to 1.0 in the event the excess availability under the 2018 Revolving Credit Facility is less than (x) $7,500 through the end of the Accommodation Period; and (y) $10,000 from August 1, 2020 through the end of the Extended Accommodation Period; (vi) permits Vince, LLC to incur the debt under the Third Lien Credit Facility (as described below); (vii) revises the definition of “Cash Dominion Trigger Amount” to mean $15,000 through the end of the Extended Accommodation Period and at all other times thereafter, 12.5% of the loan cap and $5,000, whichever is greater; (viii) deems the Cash Dominion Event (as defined in the 2018 Revolving Credit Facility) as triggered during the Accommodation Period; and (ix) requires an engagement by the Company of a financial advisor from February 1, 2021 until March 31, 2021 (or until the excess availability is greater than 25% of the loan cap for a period of at least thirty days, whichever is later) to assist in the preparation of certain financial reports, including the review of the weekly cashflow reports and other items.

Fifth Amendment to 2018 Term Loan Facility

On December 11, 2020, Vince, LLC entered into the Fifth Term Loan Amendment to the 2018 Term Loan Facility. The Fifth Term Loan Amendment, among other things, (i) extends the suspension of the FCCR covenant through the Extended Accommodation Period; (ii) extends the period through which the applicable margin is increased to 9.0% or 7.0%, subject to a pricing grid based on Consolidated EBITDA through the Extended Accommodation Period; (iii) extends the period from October 30, 2021 to January 29, 2022, during which the cap on which certain items eligible to be added back to “Consolidated EBITDA” (as defined in the 2018 Term Loan Facility) is increased to 27.5% from 22.5%; (iv) requires Vince, LLC to maintain an FCCR of 1.0 to 1.0 in the event the excess availability under the 2018 Revolving Credit Facility is less than (x) $7,500 through the end of the Accommodation Period; and (y) $10,000 from August 1, 2020 through the end of the Extended Accommodation Period; (v) revises the FCCR required to be maintained commencing with the fiscal quarter ending January 29, 2022 and for each fiscal quarter thereafter to be 1.25 to 1.0; (vi) waives the amortization payments due on January 1, 2021, April 1, 2021, July 1, 2021, October 1, 2021 and January 1, 2022; (vii) permits Vince, LLC to incur the debt under the Third Lien Credit Facility (as described below); (viii) resets the prepayment premium to 3.0% of the prepaid amount if prepaid prior to the first anniversary of the Fifth Term Loan Amendment effective date, 1.5% of the prepaid amount if  prepaid prior to the second anniversary of the Fifth Term Loan Amendment effective date and 0% thereafter; (ix) requires an engagement by the Company of a financial advisor from February 1, 2021 until March 31, 2021 (or until the excess availability is greater than 25% of the loan cap for a period of at least thirty days, whichever is later) to assist in the preparation of certain financial reports, including the review of the weekly cashflow reports and other items; and (x) revises the advance rate on the intellectual property to 60% of its appraised value.

Third Lien Credit Agreement

On December 11, 2020, Vince, LLC entered into the $20,000 Third Lien Credit Facility pursuant to the Third Lien Credit Agreement. The Third Lien Credit Facility matures on the earlier of (a) February 21, 2024, (b) the date that is 360 days after the “Maturity Date” under the 2018 Revolving Credit Facility so long as the loans under the 2018 Term Loan Facility remain outstanding and (c) 180 days after the “Maturity Date” under the 2018 Term Loan Facility and the 2018 Revolving Credit Facility.

SK Financial is an affiliate of Sun Capital, whose affiliates own approximately 72% of the Company’s common stock.  The Third Lien Credit Facility was reviewed and approved by the Special Committee of the Company’s Board of Directors, consisting solely of directors not affiliated with Sun Capital, which committee was represented by independent legal advisors.

Interest on loans under the Third Lien Credit Facility is payable in kind at a rate equal to the LIBOR rate (subject to a floor of 1.0%) plus applicable margins subject to a pricing grid based on minimum Consolidated EBITDA (as defined in the Third Lien Credit Agreement).  During the continuance of certain specified events of default, interest may accrue on the loans under the Third Lien Credit Facility at a rate of 2.0% in excess of the rate otherwise applicable to such amount.  The Third Lien Credit Facility contains representations, covenants and conditions that are substantially similar to those under the 2018 Term Loan Facility, except the Third Lien Credit Facility does not contain any financial covenant.  A closing fee of $400 is payable in kind under the Third Lien Credit Facility. All obligations under the Third Lien Credit Facility are guaranteed by the Company, Vince Intermediate Holding, LLC and the Company’s existing material domestic restricted subsidiaries as well as any future material domestic restricted subsidiaries and are secured on a junior basis relative to the 2018 Revolving Credit Facility and the 2018 Term Loan Facility by a lien on substantially all of the assets of the Company, Vince Intermediate Holding, LLC, Vince, LLC and the Company’s existing material domestic restricted subsidiaries as well as any future material domestic restricted subsidiaries.

The proceeds were received on December 11, 2020 and were used to repay a portion of the borrowings outstanding under the 2018 Revolving Credit Facility, which resulted in excess availability of $42,334 under the 2018 Revolving Credit Facility immediately following the receipt of the proceeds.

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

On November 3, 2019, Vince, LLC, an indirectly wholly owned subsidiary of VHC, completed its acquisition (the “Acquisition”) of 100% of the equity interests of Rebecca Taylor, Inc. and Parker Holding, LLC (collectively, the “Acquired Businesses”) from Contemporary Lifestyle Group, LLC (“CLG”). Because the Acquisition was a transaction between commonly controlled entities, GAAP requires the retrospective combination of the entities for all periods presented as if the combination had been in effect since the inception of common control. Accordingly, the Company’s unaudited financial statements included in this Quarterly Report, including for the three and nine months ended November 2, 2019, reflect the retrospective combination of the entities as if the combination had been in effect since inception of common control. See Note 11 “Related Party Transactions” to the condensed consolidated financial statements in this Quarterly Report for further information.

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

The following summarizes the various measures we have implemented and continue to implement as well as the impacts from the COVID-19 pandemic during the three and nine months ended October 31, 2020.

•

While we continued to serve our customers through our online e-commerce websites during the periods in which we were forced to shut down all of our domestic and international retail locations alongside other retailers, including our wholesale partners, the store closures resulted in a sharp decline in our revenue and ability to generate cash flows from operations.  We began reopening stores during May 2020 and nearly all of the Company’s stores have since reopened in a limited capacity in accordance with state and local regulations related to the COVID-19 pandemic.  Other than Hawaii which re-closed for a short period and subsequently re-opened based on the local stay-at-home order, we have not been impacted by any re-closure orders or regulations.

As a result of store closures and the decline in projected cash flows, the Company recognized a non-cash impairment charge related to property and equipment and operating lease right-of-use (“ROU”) assets to adjust the carrying amounts of certain store locations to their estimated fair value.  During the nine months ended October 31, 2020, the Company recorded an impairment of property and equipment and operating lease ROU assets of $4,470 and $8,556, respectively.  The impairment charges are recorded within impairment of long-lived assets on the condensed consolidated statement of operations and comprehensive earnings (loss) in this Quarterly Report.  There were no such impairment charges recorded for the three months ended October 31, 2020.

The Company incurred a non-cash impairment charge on goodwill and intangible assets as a result of the decline in long-term projections due to COVID-19.  See Note 2 “Goodwill and Intangible Assets” to the condensed consolidated financial statements in this Quarterly Report for additional information;

•

We entered into a loan agreement with Sun Capital Partners, Inc. who own approximately 72% of the outstanding shares of the Company’s common stock (see Note 11 “Related Party Transactions” to the condensed consolidated financial statements in this Quarterly Report for further discussion regarding our relationship with Sun Capital), as well as amendments to our 2018 Term Loan Facility and our 2018 Revolving Credit Facility to provide additional liquidity and amend certain financial covenants to allow increased operational flexibility.  See Note 4 “Long-Term Debt and Financing Arrangements” and Note 12 “Subsequent Events” to the condensed consolidated financial statements in this Quarterly Report for additional information;

•

Furloughed all of our retail store associates as well as a significant portion of our corporate associates during the period of store closures and reinstated a limited number of associates commensurate to the store re-openings as well as other business needs;

•	Temporarily reduced retained employee salaries and suspended board retainer fees;

•	Engaged in active discussions with landlords to address the current operating environment, including amending existing lease terms;

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

The COVID-19 pandemic remains highly volatile and continues to evolve on a daily basis.  See Item 1A. Risk Factors — “The COVID-19 pandemic has adversely affected, and is expected to continue to adversely affect, our business, financial condition, cash flow, liquidity and results of operations” for additional discussion regarding risks to our business associated with the COVID-19 pandemic.

Executive Overview

We are a global contemporary group, consisting of three brands: Vince, Rebecca Taylor and Parker. On November 3, 2019, we completed the acquisition of 100% of the equity interests of Rebecca Taylor, Inc. and Parker Holding, LLC from Contemporary Lifestyle Group, LLC. See Note 11 “Related Party Transactions” to the condensed consolidated financial statements in this Quarterly Report for additional information.

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

Rebecca Taylor, founded in 1996 in New York City, is a high-end women’s contemporary lifestyle brand inspired by beauty in the everyday. The Rebecca Taylor collection is available at eight retail stores, through its e-commerce site at rebeccataylor.com and through its subscription service Rebecca Taylor RNTD at rebeccataylorrntd.com, as well as through high-end department and specialty stores worldwide.

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

Results of Operations

Comparable Sales

Comparable sales include our e-commerce sales in order to align with how we manage our brick-and-mortar retail stores and e-commerce online stores as a combined single direct-to-consumer channel of distribution. As a result of our omni-channel sales and inventory strategy, as well as cross-channel customer shopping patterns, there is less distinction between our brick-and-mortar retail stores and our e-commerce online store and we believe the inclusion of e-commerce sales in our comparable sales metric is a more meaningful representation of these results and provides a more comprehensive view of our year over year comparable sales metric.

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

As a result of the extensive temporary store closures due to the COVID-19 pandemic, comparable sales are not a meaningful metric for the three and nine months ended October 31, 2020 and we have not included a discussion within our Results of Operations.

The following table presents, for the periods indicated, our operating results as a percentage of net sales, as well as earnings (loss) per share data:

	Three Months Ended				Nine Months Ended
	October 31, 2020		November 2, 2019*		October 31, 2020		November 2, 2019*
		% of Net		% of Net		% of Net		% of Net
	Amount	Sales	Amount	Sales	Amount	Sales	Amount	Sales
(in thousands, except per share data and percentages)
Statements of Operations:
Net sales	$69,022	100.0%	$104,539	100.0%	$145,062	100.0%	$270,779	100.0%
Cost of products sold	37,368	54.1%	53,542	51.2%	84,068	58.0%	138,536	51.2%
Gross profit	31,654	45.9%	50,997	48.8%	60,994	42.0%	132,243	48.8%
Impairment of goodwill and intangible assets	—	0.0%	—	0.0%	13,848	9.5%	19,491	7.2%
Impairment of long-lived assets	—	0.0%	—	0.0%	13,026	9.0%	641	0.2%
Selling, general and administrative expenses	25,390	36.8%	43,447	41.6%	91,282	62.9%	129,200	47.7%
Income (loss) from operations	6,264	9.1%	7,550	7.2%	(57,162)	(39.4)%	(17,089)	(6.3)%
Interest expense, net	1,259	1.8%	1,326	1.3%	3,306	2.3%	3,906	1.4%
Other (income) expense, net	(1)	0.0%	7	0.0%	(2,304)	(1.6)%	126	0.1%
Earnings (loss) before income taxes	5,006	7.3%	6,217	5.9%	(58,164)	(40.1)%	(21,121)	(7.8)%
Provision for income taxes	43	0.1%	216	0.2%	113	0.1%	167	0.1%
Net earnings (loss)	$4,963	7.2%	$6,001	5.7%	$(58,277)	(40.2)%	$(21,288)	(7.9)%
Earnings (loss) per share:
Basic earnings (loss) per share	$0.42		$0.51		$(4.96)		$(1.83)
Diluted earnings (loss) per share	$0.42		$0.50		$(4.96)		$(1.83)

(*) Three and nine months ended November 2, 2019 amounts reflect the retrospective combination of the entities. See Note 11 “Related Party Transactions” to the condensed consolidated financial statements in this Quarterly Report for additional details.

Three Months Ended October 31, 2020 Compared to Three Months Ended November 2, 2019

  Net sales for the three months ended October 31, 2020 were $69,022, decreasing $35,517, or 34.0%, versus $104,539 for the three months ended November 2, 2019.

Gross profit decreased 37.9% to $31,654 for the three months ended October 31, 2020 from $50,997 in the prior year third quarter. As a percentage of sales, gross margin was 45.9%, compared with 48.8% in the prior year third quarter. The total gross margin rate decrease was primarily driven by the following factors:

•	The unfavorable impact of increased promotional activity contributed negatively by approximately 370 basis points; and

•	The unfavorable impact of channel mix contributed negatively by approximately 130 basis points; which was offset by
•	The favorable impact from a decrease in sales allowances contributed positively by approximately 300 basis points.

Selling, general and administrative (“SG&A”) expenses for the three months ended October 31, 2020 were $25,390, decreasing $18,057, or 41.6%, versus $43,447 for the three months ended November 2, 2019. SG&A expenses as a percentage of sales were 36.8% and 41.6% for the three months ended October 31, 2020 and November 2, 2019, respectively. The change in SG&A expenses compared to the prior fiscal year period was primarily due to:

•

$7,660 of decreased compensation and benefits, primarily due to the actions taken in response to COVID-19 including the impact of furloughing our retail store associates as well as a significant portion of our corporate associates, temporarily reducing retained employee salaries, lower bonus expense, reduced share-based compensation expense and reduced headcount;

•	$4,204 of decreased rent and occupancy expense as a result of rent abatements, rent deferrals, rent reductions and other concessions, resulting from negotiations with landlords;
•	$2,031 of decreased travel and entertainment, consulting and other third-party costs as a result of our streamlined expense structure in response to COVID-19;
•	$1,688 of decreased marketing and advertising costs as a result of streamlining our expense structure in response to COVID-19;
•	$993 of decreased product development costs; and
•	$718 of decreased transaction related expenses as a result of the acquisitions of Rebecca Taylor, Inc. and Parker Holding, LLC in the prior year.

 Interest expense, net decreased $67, or 5.1%, to $1,259 in the three months ended October 31, 2020 from $1,326 in the three months ended November 2, 2019 due to the composition of debt and lower interest rates.

Other (income) expense, net decreased $8 to $(1) in the three months ended October 31, 2020 from $7 in the three months ended November 2, 2019.

Provision for income taxes for the three months ended October 31, 2020 was $43 as compared to $216 for the three months ended November 2, 2019. Our effective tax rate for the three months ended October 31, 2020 and November 2, 2019 was 0.9% and 3.5%, respectively. The effective tax rate for the three months ended October 31, 2020 and November 2, 2019 differed from the U.S. statutory rate of 21% primarily due to the impact of the valuation allowance established against our deferred tax assets partly offset by state and foreign taxes.

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

	Three Months Ended
	October 31,	November 2,
(in thousands)	2020	2019
Net Sales:
Vince Wholesale	$38,746	$51,102
Vince Direct-to-consumer	22,822	35,302
Rebecca Taylor and Parker	7,454	18,135
Total net sales	$69,022	$104,539

Income (loss) from operations:
Vince Wholesale	$16,027	$18,497
Vince Direct-to-consumer	(141)	4,133
Rebecca Taylor and Parker	(1,907)	(1,506)
Subtotal	13,979	21,124
Unallocated corporate	(7,715)	(13,574)
Total income from operations	$6,264	$7,550

Vince Wholesale

	Three Months Ended
(in thousands)	October 31, 2020	November 2, 2019	$ Change
Net sales	$38,746	$51,102	$(12,356)
Income from operations	16,027	18,497	(2,470)

Net sales from our Vince Wholesale segment decreased $12,356, or 24.2%, to $38,746 in the three months ended October 31, 2020 from $51,102 in the three months ended November 2, 2019, primarily due to lower off-price shipments.

Income from operations from our Vince Wholesale segment decreased $2,470, or 13.4%, to $16,027 in the three months ended October 31, 2020 from $18,497 in the three months ended November 2, 2019 primarily due to the aforementioned decrease in sales partly offset by reduced spending.

Vince Direct-to-consumer

	Three Months Ended
(in thousands)	October 31, 2020	November 2, 2019	$ Change
Net sales	$22,822	$35,302	$(12,480)
(Loss) income from operations	(141)	4,133	(4,274)

Net sales from our Vince Direct-to-consumer segment decreased $12,480, or 35.4%, to $22,822 in the three months ended October 31, 2020 from $35,302 in the three months ended November 2, 2019. The decrease in sales was primarily due to reduced traffic in our retail locations partly offset by mid-teens growth in e-commerce sales, which includes Vince Unfold. Since November 2, 2019, one net store has closed, bringing our total retail store count to 62 (consisting of 48 full price stores and 14 outlet stores) as of October 31, 2020, compared to 63 (consisting of 48 full price stores and 15 outlet stores) as of November 2, 2019.

Our Vince Direct-to-consumer segment had a loss from operations of $141 in the three months ended October 31, 2020 compared to income of $4,133 in the three months ended November 2, 2019. The decrease was primarily driven by lower net sales as noted above, partly offset by a reduction in SG&A expenses.

Rebecca Taylor and Parker

	Three Months Ended
(in thousands)	October 31, 2020	November 2, 2019	$ Change
Net sales	$7,454	$18,135	$(10,681)
Loss from operations	(1,907)	(1,506)	(401)

Net sales from our Rebecca Taylor and Parker segment decreased $10,681, or 58.9%, to $7,454 in the three months ended October 31, 2020 from $18,135 in the three months ended November 2, 2019 primarily due to a $8,318 decrease in wholesale sales and a $2,363 decrease in the direct-to-consumer channels primarily due to our strategic initiatives to refresh the Rebecca Taylor brand as well as our pause in the development of new product for the Parker brand.

Loss from operations from our Rebecca Taylor and Parker segment increased $401, or 26.7%, to $1,907 in the three months ended October 31, 2020 from $1,506 in the three months ended November 2, 2019.  The decrease was primarily driven by the decline in sales as noted above, which was partly offset by reduced spending.

Nine Months Ended October 31, 2020 Compared to Nine Months Ended November 2, 2019

  Net sales for the nine months ended October 31, 2020 were $145,062, decreased $125,717, or 46.4%, versus $270,779 for the nine months ended November 2, 2019.

Gross profit decreased 53.9% to $60,994 for the nine months ended October 31, 2020 from $132,243 in the nine months ended November 2, 2019. As a percentage of sales, gross margin was 42.0%, compared with 48.8% in the nine months ended November 2, 2019. The total gross margin rate decrease was primarily driven by the following factors:

•	The unfavorable impact of increased promotional activity contributed negatively by approximately 830 basis points;
•	The unfavorable impact of year-over-year adjustments to inventory reserves contributed negatively by approximately 280 basis points; and
•	The unfavorable impact of deleveraging of supply chain costs contributed negatively by approximately 140 basis points; which was offset by
•	The favorable impact of channel mix contributed approximately 325 basis points of improvement; and
•	The favorable impact from a decrease in sales allowances contributed positively by approximately 300 basis points.

Impairment of goodwill and intangible assets for the nine months ended October 31, 2020 was $13,848 which includes the impairment of $9,462 related to goodwill and $4,386 related to indefinite-lived tradenames. Impairment of goodwill and intangible assets for the nine months ended November 2, 2019 was $19,491 which includes the impairment of $2,129 related to goodwill, $11,247 related to indefinite-lived tradenames, and $6,115 related to definite-lived customer lists, all related to the Rebecca Taylor and Parker segment.

Impairment of long-lived assets for the nine months ended October 31, 2020 was $13,026 which includes the impairment of $4,470 related to property and equipment and $8,556 related to operating lease ROU assets. Impairment of long-lived assets for the nine months ended November 2, 2019 was $641 which was related to retail store assets of Rebecca Taylor.

SG&A expenses for the nine months ended October 31, 2020 were $91,282, decreasing $37,918, or 29.3%, versus $129,200 for the nine months ended November 2, 2019. SG&A expenses as a percentage of sales were 62.9% and 47.7% for the nine months ended October 31, 2020 and November 2, 2019, respectively. The change in SG&A expenses compared to the prior fiscal year period was primarily due to:

•

$20,222 of decreased compensation and benefits, primarily due to the actions taken in response to COVID-19 including the impact of furloughing our retail store associates as well as a significant portion of our corporate associates, temporarily reducing retained employee salaries, lower bonus expense, reduced share-based compensation expense and reduced headcount;

•	$4,939 of decreased rent and occupancy expense as a result of rent abatements, rent deferrals, rent reductions and other concessions, resulting from negotiations with landlords;
•	$4,801 of decreased marketing and advertising costs as a result of streamlining our expense structure in response to COVID-19;
•	$4,728 of decreased travel and entertainment, consulting and other third-party costs as a result of our streamlined expense structure in response to COVID-19;
•	$2,189 of decreased product development costs; and
•	$718 of decreased transaction related expenses as a result of the acquisitions of Rebecca Taylor, Inc. and Parker Holding, LLC in the prior year.

The above decreases were partially offset by:

•	$2,253 of increased bad debt expense related to the risk associated with our ability to collect outstanding receivables from our customers as a result of COVID-19.

 Interest expense, net decreased $600, or 15.4%, to $3,306 in the nine months ended October 31, 2020 from $3,906 in the nine months ended November 2, 2019 due to the composition of debt and lower interest rates.

Other (income) expense, net decreased $2,430 to $(2,304) in the nine months ended October 31, 2020 from $126 in the nine months ended November 2, 2019. The change was primarily attributable to a $2,320 benefit from re-measurement of the liability related to the Tax Receivable Agreement (“TRA”). See Note 11 “Related Party Transactions” to the condensed consolidated financial statements in this Quarterly Report for further information.

Provision for income taxes for the nine months ended October 31, 2020 was $113 as compared to $167 for the nine months ended November 2, 2019. Our effective tax rate for the nine months ended October 31, 2020 and November 2, 2019 was 0.2% and 0.8%, respectively. The effective tax rate for the nine months ended October 31, 2020 and November 2, 2019 differed from the U.S. statutory rate of 21% primarily due to the impact of the valuation allowance established against our deferred tax assets partly offset by state and foreign taxes.

Performance by Segment

	Nine Months Ended
	October 31,	November 2,
(in thousands)	2020	2019
Net Sales:
Vince Wholesale	$66,598	$121,850
Vince Direct-to-consumer	55,958	91,027
Rebecca Taylor and Parker	22,506	57,902
Total net sales	$145,062	$270,779

Income (loss) from operations:
Vince Wholesale	$19,840	$41,605
Vince Direct-to-consumer	(22,526)	5,225
Rebecca Taylor and Parker	(11,105)	(22,360)
Subtotal	(13,791)	24,470
Unallocated corporate	(43,371)	(41,559)
Total loss from operations	$(57,162)	$(17,089)

Vince Wholesale

	Nine Months Ended
(in thousands)	October 31, 2020	November 2, 2019	$ Change
Net sales	$66,598	$121,850	$(55,252)
Income from operations	19,840	41,605	(21,765)

Net sales from our Vince Wholesale segment decreased $55,252, or 45.3%, to $66,598 in the nine months ended October 31, 2020 from $121,850 in the nine months ended November 2, 2019, primarily due to the delay and cancellation of order receipts as a result of the temporary closure of our wholesale partner’s doors due to COVID-19 as well as lower off-price shipments.

Loss from operations from our Vince Wholesale segment decreased $21,765, to $19,840 in the nine months ended October 31, 2020 from income of $41,605 in the nine months ended November 2, 2019 primarily due to the aforementioned decrease in sales, the unfavorable impact of year-over-year adjustments to inventory and accounts receivable reserves, partly offset by reduced spending.

Vince Direct-to-consumer

	Nine Months Ended
(in thousands)	October 31, 2020	November 2, 2019	$ Change
Net sales	$55,958	$91,027	$(35,069)
(Loss) income from operations	(22,526)	5,225	(27,751)

Net sales from our Vince Direct-to-consumer segment decreased $35,069, or 38.5%, to $55,958 in the nine months ended October 31, 2020 from $91,027 in the nine months ended November 2, 2019. The decrease in sales was primarily due to the temporary store closures of our domestic and international retail locations due to COVID-19 and reduced traffic partly offset by growth of over 30% in e-commerce, which includes Vince Unfold. Since November 2, 2019, one net store has closed, bringing our total retail store count to 62 (consisting of 48 full price stores and 14 outlet stores) as of October 31, 2020, compared to 63 (consisting of 48 full price stores and 15 outlet stores) as of November 2, 2019.

Our Vince Direct-to-consumer segment had a loss from operations of $(22,526) in the nine months ended October 31, 2020 compared to income of $5,225 in the nine months ended November 2, 2019. The decrease was primarily driven by lower net sales, as noted above, as well as the impairment of property and equipment and operating lease ROU assets.

Rebecca Taylor and Parker

	Nine Months Ended
(in thousands)	October 31, 2020	November 2, 2019	$ Change
Net sales	$22,506	$57,902	$(35,396)
Loss from operations	(11,105)	(22,360)	11,255

Net sales from our Rebecca Taylor and Parker segment decreased $35,396, or 61.1%, to $22,506 in the nine months ended October 31, 2020 from $57,902 in the nine months ended November 2, 2019 primarily due to a $28,130 decrease in wholesale sales and a $7,266 decrease in the direct-to-consumer channels primarily due to temporary store closures of our domestic retail locations alongside other retailers, including our wholesale partners, as well as due to our strategic initiatives to refresh the Rebecca Taylor brand and our pause in the development of new product for the Parker brand.

Loss from operations from our Rebecca Taylor and Parker segment decreased $11,255, or 50.3%, to $11,105 in the nine months ended October 31, 2020 from $22,360 in the nine months ended November 2, 2019. The decrease was primarily driven by the impairment of goodwill, intangible assets, and long-lived assets recognized during fiscal 2019.

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

On December 11, 2020, Vince, LLC entered into the Fifth Amendment (the “Fifth Revolver Amendment”) to the 2018 Revolving Credit Facility. The Fifth Revolver Amendment, among other things, (i) extends the period from November 30, 2020 to July 31, 2021 (such period, “Accommodation Period”), during which the eligibility of certain account debtors is revised by extending by 30 days the time those accounts may remain outstanding past due as well as increasing the concentration limits of certain account debtors; (ii) extends the period through which the applicable margin on all borrowings of revolving loans by 0.75% per annum during such Accommodation Period; (iii) extends the period from October 30, 2021 to January 29, 2022, during which the cap on which certain items eligible to be added back to “Consolidated EBITDA” (as defined in the 2018 Revolving Credit Facility) is increased to 27.5% from 22.5%; (iv) extends the temporary suspension of the Consolidated Fixed Charge Coverage Ratio (“FCCR”) covenant through the delivery of a compliance certificate relating to the fiscal quarter ended January 29, 2022 (such period, the “Extended Accommodation Period”), other than the fiscal quarter ending January 29, 2022; (v) requires Vince, LLC to maintain an FCCR of 1.0 to 1.0 in the event the excess availability under the 2018 Revolving Credit Facility is less than (x) $7,500 through the end of the Accommodation Period; and (y) $10,000 from August 1, 2020 through the end of the Extended Accommodation Period; (vi) permits Vince, LLC to incur the debt under the Third Lien Credit Facility (as described below); (vii) revises the definition of “Cash Dominion Trigger Amount” to mean $15,000 through the end of the Extended Accommodation Period and at all other times thereafter, 12.5% of the loan cap and $5,000, whichever is greater; (viii) deems the Cash Dominion Event (as defined in the 2018 Revolving Credit Facility) as triggered during the Accommodation Period; and (ix) requires an engagement by the Company of a financial advisor from February 1, 2021 until March 31, 2021 (or until the excess availability is greater than 25% of the loan cap for a period of at least thirty days, whichever is later) to assist in the preparation of certain financial reports, including the review of the weekly cashflow reports and other items.

On December 11, 2020, Vince, LLC entered into the Fifth Amendment (the “Fifth Term Loan Amendment”) to the 2018 Term Loan Facility. The Fifth Term Loan Amendment, among other things, (i) extends the suspension of the FCCR covenant through the Extended Accommodation Period; (ii) extends the period through which the applicable margin is increased to 9.0% or 7.0%, subject to a pricing grid based on Consolidated EBITDA through the Extended Accommodation Period; (iii) extends the period from October 30, 2021 to January 29, 2022, during which the cap on which certain items eligible to be added back to “Consolidated EBITDA” (as defined in the 2018 Term Loan Facility) is increased to 27.5% from 22.5%; (iv) requires Vince, LLC to maintain an FCCR of 1.0 to 1.0 in the event the excess availability under the 2018 Revolving Credit Facility is less than (x) $7,500 through the end of the Accommodation Period; and (y) $10,000 from August 1, 2020 through the end of the Extended Accommodation Period; (v) revises the FCCR required to be maintained commencing with the fiscal quarter ending January 29, 2022 and for each fiscal quarter thereafter to be 1.25 to 1.0; (vi) waives the amortization payments due on January 1, 2021, April 1, 2021, July 1, 2021, October 1, 2021 and January 1, 2022; (vii) permits Vince, LLC to incur the debt under the Third Lien Credit Facility (as described below); (viii) resets the prepayment premium to 3.0% of the prepaid amount if prepaid prior to the first anniversary of the Fifth Term Loan Amendment effective date, 1.5% of the prepaid amount if  prepaid prior to the second anniversary of the Fifth Term Loan Amendment effective date and 0% thereafter; (viii) requires an engagement by the Company of a financial advisor from February 1, 2021 until March 31, 2021 (or until the excess availability is greater than 25% of the loan cap for a period of at least thirty days, whichever is later) to assist in the preparation of certain financial reports, including the review of the weekly cashflow reports and other items; and (ix) revises the advance rate on the intellectual property to 60% of its appraised value.

Third Lien Credit Agreement

On December 11, 2020, Vince, LLC entered into a $20,000 subordinated term loan credit facility (the “Third Lien Credit Facility”) pursuant to a credit agreement (the “Third Lien Credit Agreement”), dated December 11, 2020, by and among Vince, LLC, as the borrower, SK Financial Services, LLC (“SK Financial”), as agent, and other lenders from time to time party thereto. The Third Lien Credit Facility matures on the earlier of (a) February 21, 2024, (b) the date that is 360 days after the “Maturity Date” under the 2018 Revolving Credit Facility so long as the loans under the 2018 Term Loan Facility remain outstanding and (c) 180 days after the “Maturity Date” under the 2018 Term Loan Facility and the 2018 Revolving Credit Facility.

SK Financial is an affiliate of Sun Capital, whose affiliates own approximately 72% of the Company’s common stock.  The Third Lien Credit Facility was reviewed and approved by the Special Committee of the Company’s Board of Directors, consisting solely of directors not affiliated with Sun Capital, which committee was represented by independent legal advisors.

Interest on loans under the Third Lien Credit Facility is payable in kind at a rate equal to the LIBOR rate (subject to a floor of 1.0%) plus applicable margins subject to a pricing grid based on minimum Consolidated EBITDA (as defined in the Third Lien Credit Agreement).  During the continuance of certain specified events of default, interest may accrue on the loans under the Third Lien Credit Facility at a rate of 2.0% in excess of the rate otherwise applicable to such amount.  The Third Lien Credit Facility contains representations, covenants and conditions that are substantially similar to those under the 2018 Term Loan Facility, except the Third Lien Credit Facility does not contain any financial covenant.  A closing fee of $400 is payable in kind under the Third Lien Credit Facility.  All obligations under the Third Lien Credit Facility are guaranteed by the Company, Vince Intermediate Holding, LLC and the Company’s existing material domestic restricted subsidiaries as well as any future material domestic restricted subsidiaries and are secured on a junior basis relative to the 2018 Revolving Credit Facility and the 2018 Term Loan Facility by a lien on substantially all of the assets of the Company, Vince Intermediate Holding, LLC, Vince, LLC and the Company’s existing material domestic restricted subsidiaries as well as any future material domestic restricted subsidiaries.

The proceeds were received on December 11, 2020 and were used to repay a portion of the borrowings outstanding under the 2018 Revolving Credit Facility, which resulted in excess availability of $42,334 under the 2018 Revolving Credit Facility immediately following the receipt of the proceeds.

Operating Activities

	Nine Months Ended
(in thousands)	October 31, 2020	November 2, 2019*
Operating activities
Net loss	$(58,277)	$(21,288)
Add (deduct) items not affecting operating cash flows:
Adjustment to Tax Receivable Agreement Liability	(2,320)	—
Impairment of goodwill and intangible assets	13,848	19,491
Impairment of long-lived assets	13,026	641
Depreciation and amortization	5,309	7,460
Provision for bad debt	2,328	70
Loss on disposal of property and equipment	—	21
Amortization of deferred financing costs	467	419
Deferred income taxes	102	—
Share-based compensation expense	857	1,487
Other, net	—	(304)
Changes in assets and liabilities:
Receivables, net	5,470	(860)
Inventories	(22,171)	24
Prepaid expenses and other current assets	2,213	(1,218)
Accounts payable and accrued expenses	(1,289)	(2,074)
Other assets and liabilities	2,302	(1,680)
Net cash (used in) provided by operating activities	$(38,135)	$2,189

(*) Nine months ended November 2, 2019 amounts reflect the retrospective combination of the entities. See Note 11 “Related Party Transactions” to the condensed consolidated financial statements in this Quarterly Report for additional details.

Net cash used in operating activities during the nine months ended October 31, 2020 was $38,135, which consisted of a net loss of $58,277, impacted by non-cash items of $33,617 and cash used in working capital of $13,475. Net cash used in working capital primarily resulted from a cash outflow in inventory of $22,171 primarily due to order cancellations in the wholesale channel and temporary store closures which resulted in increased inventory levels partly offset by a cash inflow of $5,470 in receivables, net primarily driven by timing of collections.

Net cash provided by operating activities during the nine months ended November 2, 2019 was $2,189, which consisted of a net loss of $21,288, impacted by non-cash items of $29,285 and cash used in working capital of $5,808. Net cash used in working capital primarily resulted from cash outflows in accounts payable and accrued expenses, other assets and liabilities, and prepaid expenses and other current assets of $2,074, $1,680 and $1,218, respectively.

Investing Activities

	Nine Months Ended
(in thousands)	October 31, 2020	November 2, 2019*
Investing activities
Payments for capital expenditures	$(2,560)	$(3,563)
Net cash used in investing activities	$(2,560)	$(3,563)

(*) Nine months ended November 2, 2019 amounts reflect the retrospective combination of the entities. See Note 11 “Related Party Transactions” to the condensed consolidated financial statements in this Quarterly Report for additional details.

Net cash used in investing activities of $2,560 during the nine months ended October 31, 2020 represents capital expenditures primarily related to the investment in our retail store buildouts, including leasehold improvements and store fixtures.

Net cash used in investing activities of $3,563 during the nine months ended November 2, 2019 represents capital expenditures primarily related to the investment in our retail store buildouts, including leasehold improvements and store fixtures.

Financing Activities

	Nine Months Ended
(in thousands)	October 31, 2020	November 2, 2019*
Financing activities
Proceeds from borrowings under the Revolving Credit Facilities	$180,088	$218,840
Repayment of borrowings under the Revolving Credit Facilities	(138,837)	(215,939)
Proceeds from borrowings under the Revolving Credit Facilities - Acquired Businesses	—	11,760
Repayment of borrowings under the Revolving Credit Facilities - Acquired Businesses	—	(10,310)
Repayment of borrowings under the Term Loan Facilities	—	(2,063)
Tax withholdings related to restricted stock vesting	(222)	(321)
Proceeds from stock option exercises, restricted stock vesting, and issuance of common stock under employee stock purchase plan	48	24
Financing fees	(226)	(8)
Net cash provided by financing activities	$40,851	$1,983

(*) Nine months ended November 2, 2019 amounts reflect the retrospective combination of the entities. See Note 11 “Related Party Transactions” to the condensed consolidated financial statements in this Quarterly Report for additional details.

Net cash provided by financing activities was $40,851 during the nine months ended October 31, 2020, primarily consisting of $41,251 net proceeds from borrowings under the 2018 Revolving Credit Facility.

Net cash provided by financing activities was $1,983 during the nine months ended November 2, 2019, primarily consisting of $2,901 and $1,450 of net proceeds from borrowings under the 2018 Revolving Credit Facility and the Revolving Credit Facilities – Acquired Businesses, respectively, offset by a repayment of $2,063 under the Term Loan facility.

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

The 2018 Term Loan Facility contains a requirement that Vince, LLC maintain a Consolidated Fixed Charge Coverage Ratio (as defined in the credit agreement for the 2018 Term Loan Facility) as of the last day of any period of four fiscal quarters not to exceed 0.85:1.00 for the fiscal quarter ended November 3, 2018, 1.00:1.00 for the fiscal quarter ended February 2, 2019, 1.20:1.00 for the fiscal quarter ended May 4, 2019, 1.35:1.00 for the fiscal quarter ending August 3, 2019, 1.50:1.00 for the fiscal quarters ending November 2, 2019 and February 1, 2020 and 1.75:1.00 for the fiscal quarter ending May 2, 2020 and each fiscal quarter thereafter. In addition, the 2018 Term Loan Facility contains customary representations and warranties, other covenants, and events of default, including but not limited to, covenants with respect to limitations on the incurrence of additional indebtedness, liens, burdensome agreements, guarantees, investments, loans, asset sales, mergers, acquisitions, prepayment of other debt, the repurchase of capital stock, transactions with affiliates, and the ability to change the nature of the Company’s business or its fiscal year, and distributions and dividends. The 2018 Term Loan Facility generally permits dividends to the extent that no default or event of default is continuing or would result from a contemplated dividend, so long as (i) after giving pro forma effect to the contemplated dividend and for the following six months Excess Availability will be at least the greater of 20.0% of the Loan Cap (as defined in the credit agreement for the 2018 Term Loan Facility) and $10,000, (ii) after giving pro forma effect to the contemplated dividend, the Consolidated Fixed Charge Coverage Ratio for the 12 months preceding such dividend will be greater than or equal to 1.0 to 1.0 (provided that the Consolidated Fixed Charge Coverage Ratio may be less than 1.0 to 1.0 if, after giving pro forma effect to the contemplated dividend, Excess Availability for the six fiscal months following the dividend is at least the greater of 25.0% of the Loan Cap and $12,500), and (iii) the pro forma Fixed Charge Coverage Ratio after giving effect to such contemplated dividend is no less than the minimum Consolidated Fixed Charge Coverage Ratio for such quarter. In addition, the 2018 Term Loan Facility is subject to a Borrowing Base

(as defined in the credit agreement of the 2018 Term Loan Facility) which can, under certain conditions, result in the imposition of a reserve under the 2018 Revolving Credit Facility. As of October 31, 2020, the Company was in compliance with applicable covenants.

The 2018 Term Loan Facility also contains an Excess Cash Flow (as defined in the credit agreement for the 2018 Term Loan Facility) sweep requirement in which Vince, LLC remits 50% of Excess Cash Flow reduced on a dollar-for-dollar basis by any voluntary prepayments of the 2018 Term Loan Facility or the 2018 Revolving Credit Facility (to the extent accompanied by a permanent reduction in commitments) during such fiscal year or after the fiscal year but prior to the date of the excess cash flow payment, to be applied to the outstanding principal balance commencing 10 business days after the filing of the Company’s Annual Report on Form 10-K starting from fiscal year ending February 1, 2020. There was no such payment due for the fiscal year ended February 1, 2020.

On March 30, 2020, Vince, LLC entered into the Limited Waiver and Amendment (the “Second Term Loan Amendment”) to the 2018 Term Loan Facility. The Second Term Loan Amendment postponed the amortization payment due on April 1, 2020, with 50% of such payment to be paid on July 1, 2020 and the remainder to be paid on October 1, 2020 and modifies certain reporting obligations.

On June 8, 2020, Vince, LLC entered into the Third Amendment (the “Third Term Loan Amendment”) to the 2018 Term Loan Facility. The Third Term Loan Amendment, among others, (i) temporarily suspends the Consolidated Fixed Charge Coverage Ratio covenant through the delivery of a compliance certificate relating to the fiscal quarter ended July 31, 2021 (such period, the “Third Amendment Extended Accommodation Period”); (ii) requires Vince, LLC to maintain Fixed Charge Coverage Ratio of 1.0 to 1.0 in the event the excess availability under the 2018 Revolving Credit Facility is less than (x) $10,000 between September 6, 2020 and January 9, 2021 and (y) $12,500 between January 10, 2021 and January 31, 2021 and (z) $15,000 during all other times during the Third Amendment Extended Accommodation Period; (iii) revises the Fixed Charge Coverage Ratio required to be maintained following the Third Amendment Extended Accommodation Period (commencing with the fiscal month ending July 31, 2021) to be 1.50 to 1.0 for the fiscal quarter ending July 31, 2021 and 1.75 to 1.0 for each fiscal quarter thereafter; (iv) waives the amortization payments due on July 1, 2020 and October 1, 2020 (including the amortization payment due on April 1, 2020 that was previously deferred under the Second Term Loan Amendment); (v) for any fiscal four quarter period ending prior to or on October 30, 2020, increasing the cap on certain items eligible to be added back to Consolidated EBITDA to 27.5% from 22.5%; and (vi) during the Third Amendment Extended Accommodation Period, allows Vince, LLC to cure any default under the applicable Fixed Charge Coverage Ratio covenant by including any amount provided by equity or subordinated debt (which amount shall be at least $1,000) in the calculation of excess availability under the 2018 Revolving Credit Facility so that the excess availability is above the applicable threshold described above.

The Third Term Loan Amendment also (a) waives certain events of default; (b) temporarily revises the applicable margin to be 9.0% for one year after the Third Term Loan Amendment effective date (2.0% of which is to be accrued but not payable in cash until the first anniversary of the Third Term Loan Amendment effective date) and after such time and through the Third Amendment Extended Accommodation Period, 9.0% or 7.0% depending on the amount of Consolidated EBITDA; (c) increases the LIBOR floor from 0% to 1.0%; (d) eliminates the Borrower’s and any loan party’s ability to designate subsidiaries as unrestricted and to make certain payments, restricted payments and investments during the Third Amendment Extended Accommodation Period; (e) resets the prepayment premium to 3.0% of the prepaid amount if prepaid prior to the first anniversary of the Third Term Loan Amendment Effective Date, 1.5% of the prepaid amount if prepaid prior to the second anniversary of the Third Term Loan Amendment Effective Date and 0% thereafter; (f) imposes a requirement to pay down the 2018 Revolving Credit Facility to the extent cash on hand exceeds $5,000 on the last day of each week; (g) permits Vince, LLC to incur up to $8,000 of additional secured debt (in addition to any interest accrued or paid in kind), to the extent subordinated to the 2018 Term Loan Facility on terms reasonably acceptable to Crystal;  (h) extends the delivery periods for (x) annual financial statements for the fiscal year ended February 1, 2020 to June 15, 2020 and (y) quarterly financial statements for the fiscal quarters ended May 2, 2020 and ending August 1, 2020 to July 31, 2020 and October 29, 2020, respectively, and (i) grants ongoing relief through September 30, 2020 with respect to certain covenants regarding the payment of lease obligations.

As a result of the Third Term Loan Amendment, the Company incurred $383 of additional financing costs.  In accordance with ASC Topic 470, “Debt”, the Company accounted for this amendment as a debt modification and has recorded $233 of the financing costs paid to third parties within selling, general and administrative expenses on the condensed consolidated statement of operations and comprehensive loss for the nine months ended October 31, 2020 in this Quarterly Report. The remaining $150 of financing costs are recorded as deferred debt issuance costs which will be amortized over the remaining term of the 2018 Term Loan Facility and are included in accrued liabilities on the condensed consolidated balance sheet as of October 31, 2020.

As described in further detail above, on December 11, 2020, Vince, LLC entered into the Fifth Term Loan Amendment.

Through October 31, 2020, on an inception to date basis, the Company had made repayments totaling $2,750 in the aggregate on the 2018 Term Loan Facility. As of October 31, 2020, the Company had $24,750 of debt outstanding under the 2018 Term Loan Facility.

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

The 2018 Revolving Credit Facility contains representations and warranties, other covenants and events of default that are customary for this type of financing, including covenants with respect to limitations on the incurrence of additional indebtedness, liens, burdensome agreements, guarantees, investments, loans, asset sales, mergers, acquisitions, prepayment of other debt, the repurchase of capital stock, transactions with affiliates, and the ability to change the nature of the Company’s business or its fiscal year. The 2018 Revolving Credit Facility generally permits dividends in the absence of any event of default (including any event of default arising from a contemplated dividend), so long as (i) after giving pro forma effect to the contemplated dividend and for the following six months Excess Availability will be at least the greater of 20.0% of the Loan Cap and $10,000 and (ii) after giving pro forma effect to the contemplated dividend, the Consolidated Fixed Charge Coverage Ratio for the 12 months preceding such dividend will be greater than or equal to 1.0 to 1.0 (provided that the Consolidated Fixed Charge Coverage Ratio may be less than 1.0 to 1.0 if, after giving pro forma effect to the contemplated dividend, Excess Availability for the six fiscal months following the dividend is at least the greater of 25.0% of the Loan Cap and $12,500). As of October 31, 2020, the Company was in compliance with applicable covenants.

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

On June 8, 2020, Vince, LLC entered into the Third Amendment (the “Third Revolver Amendment”) to the 2018 Revolving Credit Facility. The Third Revolver Amendment, among others, increases availability under the facility’s borrowing base by (i) temporarily increasing the aggregate commitments under the 2018 Revolving Credit Facility to $110,000 through November 30, 2020 (such period, the “Third Amendment Accommodation Period”) (ii) temporarily revising the eligibility of certain account debtors during the Third Amendment Accommodation Period by extending by 30 days the period during which those accounts may remain outstanding past due as well as increasing the concentration limits of certain account debtors and (iii) for any fiscal four quarter period ending prior to or on October 30, 2021, increasing the cap on certain items eligible to be added back to Consolidated EBITDA to 27.5% from 22.5%.

The Third Revolver Amendment also (a) waives events of default; (b) temporarily increases the applicable margin on all borrowings of revolving loans by 0.75% per annum during the Third Amendment Accommodation Period and increases the LIBOR floor from 0% to 1.0%; (c) eliminates Vince LLC’s and any loan party’s ability to designate subsidiaries as unrestricted and to make certain payments, restricted payments and investments during the Third Amendment Extended Accommodation Period; (d) temporarily suspends the Fixed Charge Coverage Ratio covenant through the Third Amendment Extended Accommodation Period; (e) requires Vince, LLC to maintain a Fixed Charge Coverage Ratio of 1.0 to 1.0 in the event the excess availability under the 2018 Revolving Credit Facility is less than (x) $10,000 between September 6, 2020 and January 9, 2021, (y) $12,500 between January 10, 2021 and January 31, 2021 and (z) $15,000 at all other times during the Third Amendment Extended Accommodation Period; (f)  imposes a requirement (y) to pay down the 2018 Revolving Credit Facility to the extent cash on hand exceeds $5,000 on the last day of each week and (z) that, after giving effect to any borrowing thereunder, Vince, LLC may have no more than $5,000 of cash on hand; (g) permits Vince, LLC to incur up to $8,000 of additional secured debt (in addition to any interest accrued or paid in kind), to the extent subordinated to the 2018 Revolving Credit Facility on terms reasonably acceptable to Citizens; (h) establishes a method for imposing a successor reference rate if LIBOR should become unavailable, (i) extends the delivery periods for (x) annual financial statements for the fiscal year ended February 1, 2020 to June 15, 2020 and (y) quarterly financial statements for the fiscal quarters ended May 2, 2020 and ending August 1, 2020 to July 31, 2020 and October 29, 2020, respectively, and (j) grants ongoing relief through September 30, 2020 with respect to certain covenants regarding the payment of lease obligations.

As a result of the Third Revolver Amendment, the Company incurred $376 of additional deferred financing costs.  In accordance with ASC Topic 470, “Debt”, the Company accounted for this amendment as a debt modification and has recorded the additional deferred financing costs as deferred debt issuance costs which will be amortized over the remaining term of the 2018 Revolving Credit Facility and are included in accrued liabilities on the condensed consolidated balance sheet as of October 31, 2020.

As described in further detail above, on December 11, 2020, Vince, LLC entered into the Fifth Revolver Amendment.

As of October 31, 2020, $20,748 was available under the 2018 Revolving Credit Facility, net of the loan cap, and there were $68,974 of borrowings outstanding and $5,228 of letters of credit outstanding under the 2018 Revolving Credit Facility. The weighted average interest rate for borrowings outstanding under the 2018 Revolving Credit Facility as of October 31, 2020 was 2.8%.

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

A summary of our critical accounting policies is included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2019 Annual Report on Form 10-K. As of October 31, 2020, there have been no material changes to the critical accounting policies contained therein.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of October 31, 2020.

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

Changes in Internal Control over Financial Reporting

Since the acquisition of Rebecca Taylor, Inc. and Parker Holding, LLC (the “Acquired Businesses”) the Company had been in the process of integrating the systems and processes of Acquired Businesses into our existing systems and processes. During the quarter ended October 31, 2020, the Company completed the transition of the Acquired Businesses’ previous enterprise resource planning and supporting systems (“ERP system”) to the Company’s existing ERP system. As a result, we have updated our internal controls over financial reporting, as necessary, to accommodate modifications to our business processes and accounting procedures. As such, there were changes in our internal control over financial reporting that occurred during our latest fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Although we have experienced varying degrees of business disruptions related to the COVID-19 pandemic, there were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), except as discussed above, that occurred during the fiscal quarter ended October 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As the COVID-19 pandemic evolves, we will continue to monitor and assess any potential impacts COVID-19 may have on the design and operating effectiveness of our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On September 7, 2018, a complaint was filed in the United States District Court for the Eastern District of New York by certain stockholders (collectively, the “Plaintiff”), naming us as well as David Stefko, our Interim Chief Executive Officer and Chief Financial Officer, one of our directors, certain of our former officers and directors, and Sun Capital and certain of its affiliates, as defendants. The complaint generally alleges that we and the named parties made false and/or misleading statements and/or failed to disclose matters relating to the transition of our ERP systems from Kellwood. The complaint brings causes of action for violations of Section 10(b) of the Exchange Act, as amended and Rule 10b-5 promulgated under the Exchange Act against us and the named parties and for violations of Section 20(a) of the Exchange Act against the individual parties, Sun Capital Partners, Inc. and its affiliates.  The complaint sought unspecified monetary damages and unspecified costs and fees. On January 28, 2019, in response to our motion to dismiss the original complaint, the Plaintiff filed an amended complaint, naming the same defendants as parties and asserting the same causes of action as those stated in the original complaint. On October 4, 2019, an individual stockholder filed a complaint marked as a related suit to the amended complaint, containing substantially identical allegations and claims against the same defendant parties. On September 9, 2020, the two complaints were dismissed in their entirety and the Plaintiff’s request for leave to replead was denied. On October 6, 2020, the Plaintiff filed notices of appeal. The appeals are pending.

On September 6, 2019, Vince, LLC received a favorable judgment from the second instance court in the People’s Republic of China in connection with a trademark infringement case.  The judgment awarded Vince, LLC approximately $700 in damages and fees, net of applicable taxes, which was included in selling, general and administrative expense in the accompanying condensed consolidated statement of operations and comprehensive earnings (loss). This amount was subsequently paid in full to Vince, LLC by the defendants in the case in the fourth quarter of fiscal 2019.

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

The spread of the novel coronavirus (“COVID-19”), which was declared a pandemic by the World Health Organization in March 2020, has caused state and municipal public officials to mandate jurisdiction-wide curfews, including “shelter-in-place” and closures of most non-essential businesses as well as other measures to mitigate the spread of the virus. While we continued to serve our customers through our online e-commerce websites during the period in which we were forced to shut down all of our domestic and international retail locations alongside other retailers, including our wholesale partners, the store closures resulted in a sharp decline in our revenue and ability to generate cash flows from operations. Although we began reopening stores during May 2020 and nearly all of the Company’s stores have since reopened, and not reclosed (other than our store in Hawaii which reclosed for a short period in September 2020 in compliance with the local order), in a limited capacity in accordance with state and local regulations related to the COVID-19 pandemic, in many of those locations, we are experiencing significantly reduced customer traffic and sales relative to the same period last year. The negative impact of COVID-19 on our operations is ongoing and the extent of which remains uncertain and potentially wide-spread, including:

•our ability to successfully execute our long-term growth strategy during these uncertain times;

•temporary closures and/or re-closures of our stores (including regulatory and/or voluntary re-closures based on the ongoing threat of the COVID-19 pandemic), distribution centers, and corporate facilities for unknown periods of time, as well as those of our wholesale partners;

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

Date		Vince Holding Corp.

December 21, 2020	By:	/s/ David Stefko David Stefko Interim Chief Executive Officer and Chief Financial (as duly authorized officer, principal executive officer and principal financial officer)