Form 10-K
period 2021-01-30
VINCE HOLDING CORP.
filed 2021-04-30
CIK 1579157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 30, 2021

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

The aggregate market value of the registrant’s Common Stock held by non-affiliates as of August 1, 2020, the last day of the registrant’s most recently completed second quarter, was approximately $14.3 million based on a closing price per share of $4.57 as reported on the New York Stock Exchange on July 31, 2020. As of March 31, 2021, there were 11,812,800 shares of the registrant’s Common Stock outstanding.

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2021 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

On November 3, 2019, Vince, LLC, an indirectly wholly owned subsidiary of VHC, completed its acquisition (the “Acquisition”) of 100% of the equity interests of Rebecca Taylor, Inc. and Parker Holding, LLC (collectively, the “Acquired Businesses”) from Contemporary Lifestyle Group, LLC (“CLG”). Because the Acquisition was a transaction between commonly controlled entities, U.S. Generally Accepted Accounting Principles (“GAAP”) required the retrospective combination of the entities for all periods presented as if the combination had been in effect since the inception of common control. See Note 2 “Business Combinations” to the Consolidated Financial Statements in this Annual Report for further information.

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report, and any statements incorporated by reference herein, contain forward-looking statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements are indicated by words or phrases such as “may,” “will,” “should,” “believe,” “expect,” “seek,” “anticipate,” “intend,” “estimate,” “plan,” “target,” “project,” “forecast,” “envision” and other similar phrases. Although we believe the assumptions and expectations reflected in these forward-looking statements are reasonable, these assumptions and expectations may not prove to be correct and we may not achieve the results or benefits anticipated. These forward-looking statements are not guarantees of actual results, and our actual results may differ materially from those suggested in the forward-looking statements. These forward-looking statements involve a number of risks and uncertainties, some of which are beyond our control, including, without limitation: the impact of the novel coronavirus (COVID-19) pandemic on our business, results of operations and liquidity; our ability to continue having the liquidity necessary to service our debt, meet contractual payment obligations, and fund our operations; further impairment of our goodwill and indefinite-lived intangible assets; general economic conditions; our ability to realize the benefits of our strategic initiatives; our ability to maintain our larger wholesale partners; the loss of certain of our wholesale partners; our ability to make lease payments when due; the execution and management of our retail store growth plans; the expected effects of the acquisition of the Acquired Businesses on the Company; our ability to successfully manage the transition of the new Chief Executive Officer; our ability to expand our product offerings into new product categories, including the ability to find suitable licensing partners; our ability to remediate the identified material weakness in our internal control over financial reporting; our ability to optimize our systems, processes and functions; our ability to mitigate system security risk issues, such as cyber or malware attacks, as well as other major system failures; our ability to comply with privacy-related obligations; our ability to comply with domestic and international laws, regulations and orders; our ability to anticipate and/or react to changes in customer demand and attract new customers, including in connection with making inventory commitments; our ability to remain competitive in the areas of merchandise quality, price, breadth of selection and customer service; our ability to keep a strong brand image; our ability to attract and retain key personnel; our ability to protect our trademarks in the U.S. and internationally; the execution and management of our international expansion, including our ability to promote our brand and merchandise outside the U.S. and find suitable partners in certain geographies; our current and future licensing arrangements; seasonal and quarterly variations in our revenue and income; our ability to ensure the proper operation of the distribution facilities by third-party logistics providers; the extent of our foreign sourcing; fluctuations in the price, availability and quality of raw materials; commodity, raw material and other cost increases; our reliance on independent manufacturers; ; other tax matters; and other factors as set forth from time to time in our Securities and Exchange Commission filings, including those described in this Annual Report under the heading “Item 1A—Risk Factors.” We intend these forward-looking statements to speak only as of the date of this Annual Report and do not undertake to update or revise them as more information becomes available, except as required by law.

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

We have a select number of wholesale partners who account for a significant portion of our net sales. In fiscal 2020 and fiscal 2019, sales to one wholesale partner, Nordstrom Inc., accounted for more than ten percent of the Company’s net sales. These sales represented 21% of fiscal 2020 and 22% of fiscal 2019 net sales, respectively.

We design our products in the U.S. and source the vast majority of our products from contract manufacturers outside the U.S., primarily in Asia.

The Company operates on a fiscal calendar widely used by the retail industry that results in a given fiscal year consisting of a 52 or 53-week period ending on the Saturday closest to January 31.

•	References to “fiscal year 2020” or “fiscal 2020” refer to the fiscal year ended January 30, 2021; and
•	References to “fiscal year 2019” or “fiscal 2019” refer to the fiscal year ended February 1, 2020.

Each of fiscal years 2020 and 2019 consisted of a 52-week period.

Our principal executive office is located at 500 5th Avenue, 20th Floor, New York, New York 10110, and our telephone number is (212) 944-2600. Our corporate website address is www.vince.com.

Recent Developments

The spread of COVID-19, which was declared a pandemic by the World Health Organization in March 2020, caused state and municipal public officials to mandate jurisdiction-wide curfews, including “shelter-in-place” and closures of most non-essential businesses as well as other measures to mitigate the spread of the virus.

The following summarizes the various measures we have implemented to effectively manage our business as well as the impacts from the COVID-19 pandemic during the year ended January 30, 2021.

•

While we continued to serve our customers through our online e-commerce websites during the periods in which we were forced to shut down all of our domestic and international retail locations alongside other retailers, including our wholesale partners, the store closures resulted in a sharp decline in our revenue and ability to generate cash flows from operations.  We began reopening stores during May 2020 and nearly all of the Company’s stores have since reopened in a limited capacity in accordance with state and local regulations related to the COVID-19 pandemic. Other than Hawaii and the UK which re-closed for a short period and subsequently re-opened based on the local stay-at-home order, we have not been impacted by any re-closure orders or regulations.

As a result of store closures and the decline in projected cash flows, the Company recognized a non-cash impairment charge related to property and equipment and operating lease right-of-use (“ROU”) assets to adjust the carrying amounts of certain store locations to their estimated fair value.  During the year ended January 30, 2021, the Company recorded an impairment of property and equipment and operating lease ROU assets of $4,470 and $8,556, respectively. The impairment charges are recorded within Impairment of long-lived assets on the Consolidated Statement of Operations and Comprehensive Income (Loss) in this Annual Report. See Note 1 “Description of Business and Summary of Significant Accounting Policies – (K) Impairment of Long-lived Assets” to the Consolidated Financial Statements in this Annual Report for additional information.

The Company incurred a non-cash impairment charge of $13,848 on goodwill and intangible assets during the year ended January 30, 2021 as a result of the decline in long-term projections due to COVID-19.  See Note 3 “Goodwill and Intangible Assets” to the Consolidated Financial Statements in this Annual Report for additional information;

•

We entered into a loan agreement with Sun Capital Partners, Inc. who own approximately 72% of the outstanding shares of the Company’s common stock (see Note 14 “Related Party Transactions” to the Consolidated Financial Statements in this Annual Report for further discussion regarding our relationship with Sun Capital), as well as amendments to our 2018 Term Loan Facility and our 2018 Revolving Credit Facility to provide additional liquidity and amend certain financial covenants to allow increased operational flexibility.  See Note 5 “Long-Term Debt and Financing Arrangements” to the Consolidated Financial Statements in this Annual Report for additional information;

•

Furloughed all of our retail store associates as well as a significant portion of our corporate associates during the period of store closures and reinstated a limited number of associates commensurate to the store re-openings as well as other business needs;

•	Temporarily reduced retained employee salaries and suspended board retainer fees;
•

Engaged in active discussions with landlords to address the current operating environment, including amending existing lease terms. See Note 12 “Leases” to the Consolidated Financial Statements in this Annual Report for additional information;

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

The COVID-19 pandemic remains highly volatile and continues to evolve on a daily basis.  See Item 1A. Risk Factors — “Risks Related to Our Business and Industry — The COVID-19 pandemic has adversely affected, and is expected to continue to adversely affect, our business, financial condition, cash flow, liquidity and results of operations” for additional discussion regarding risks to our business associated with the COVID-19 pandemic.

Our Brands

Vince

Vince, established in 2002, is a leading global luxury apparel and accessories brand best known for creating elevated yet understated pieces for every day effortless style. Known for its range of luxury products, Vince offers women’s and men’s ready-to-wear, footwear and accessories through 47 full-price retail stores, 15 outlet stores, its e-commerce site, www.vince.com and through its subscription service Vince Unfold, www.vinceunfold.com, as well as through premium wholesale channels globally.

Our wholesale business is comprised of sales to major department stores and specialty stores in the U.S. and in select international markets. We have distribution arrangements with a small number of wholesale partners for non-licensed product which has improved profitability in the wholesale business and enables us to focus on other areas of growth for the brand, particularly in the direct-to-consumer business. We continue to collaborate with our wholesale partners in various areas including merchandising and logistics to build a more profitable and focused wholesale business.

Our wholesale business also includes our licensing business related to our licensing arrangement for our women’s and men’s footwear. The licensed products are sold in our own stores and by our licensee to select wholesale partners. We earn a royalty based on net sales to the wholesale partners.

Our direct-to-consumer business includes our company-operated retail and outlet stores and our e-commerce business. As of January 30, 2021, we operated 62 Vince stores, consisting of 47 company-operated full-price retail stores and 15 company-operated outlet locations. The direct-to-consumer business also includes our e-commerce website, www.vince.com, and our subscription business, Vince Unfold, www.vinceunfold.com.

The following table details the number of Vince retail stores we operated for the past two fiscal years:

	Fiscal Year
	2020	2019
Beginning of fiscal year	62	59
Net opened	—	3
End of fiscal year	62	62

Rebecca Taylor

Rebecca Taylor, founded in 1996 in New York City, is a contemporary womenswear line lauded for its signature prints, romantic detailing and vintage inspired aesthetic, reimagined for a modern era. The Rebecca Taylor collection is available at six full-

price retail stores, three outlet stores, through our e-commerce site at www.rebeccataylor.com and through our subscription service Rebecca Taylor RNTD, www.rebeccataylorrntd.com, as well as through major department and specialty stores worldwide.

Our wholesale business is comprised of sales to major department stores and specialty stores in the U.S. and in select international markets.

Our direct-to-consumer business includes our company-operated retail stores and our e-commerce business. During fiscal 2020, we opened three net retail stores. As of January 30, 2021, we operated nine Rebecca Taylor stores, consisting of six company-operated full-price retail stores and three company-operated outlet locations. The direct-to-consumer business also includes our e-commerce website, www.rebeccataylor.com, and our subscription business, Rebecca Taylor RNTD, www.rebeccataylorrntd.com.

The following table details the number of Rebecca Taylor retail stores we operated for the past two fiscal years:

	Fiscal Year
	2020	2019
Beginning of fiscal year	6	7
Net opened (closed)	3	(1)
End of fiscal year	9	6

Parker

Parker, founded in 2008 in New York City, is a contemporary women’s fashion brand that is trend focused. While we continue to believe that the Parker brand complements our portfolio, during the first half of fiscal 2020 the Company decided to pause the creation of new products to focus resources on the operations of the Vince and Rebecca Taylor brands and to preserve liquidity.

The Parker collection was previously available through major department stores and specialty stores in the U.S. and select international markets as well as through its e-commerce website.

Business Segments

We serve our customers through a variety of channels that reinforce our brand images. Our diversified channel strategy allows us to introduce our products to customers through multiple distribution points that are presented in three reportable segments: Vince Wholesale, Vince Direct-to-consumer, and Rebecca Taylor and Parker.

	Fiscal Year
(in thousands, except percentages)	2020	% of Total Net sales	2019	% of Total Net sales

Vince Wholesale	$105,737	48.1%	$166,805	44.4%
Vince Direct-to-consumer	86,326	39.3%	133,412	35.6%
Rebecca Taylor and Parker	27,807	12.6%	74,970	20.0%
Total net sales	$219,870	100.0%	$375,187	100.0%

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

Our Rebecca Taylor and Parker segment consists of our operations to distribute Rebecca Taylor and Parker brand products to major department and specialty stores in the U.S. and select international markets and directly to the consumer through their own branded e-commerce platforms, our Rebecca Taylor retail and outlet stores and through our subscription business, Rebecca Taylor RNTD.

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

The Parker collection, prior to the pause in the creation of new products as discussed above, previously included seasonal collections of occasion-forward dresses, cotton dresses, jumpsuits, silk blouses, knit and woven tops, leather jackets, sweaters, pants, and skirts.

We continue to evaluate other brand extension opportunities through both in-house development activities as well as through potential partnerships or licensing arrangements with third parties.

Design and Merchandising

Our creative teams are focused on developing and implementing the design direction for the Vince and Rebecca Taylor brands. We have dedicated design and merchandising teams for our brands which ensures that we focus on the unique positioning of each brand. Our design efforts are supported by well-established product development and production teams. We believe continued collaboration between design and merchandising will ensure we respond to consumer preferences and market trends with new innovative product offerings while maintaining our core fashion foundation.

While we continue to believe that the Parker brand complements our portfolio, during the first half of fiscal 2020 the Company decided to pause the creation of new products to focus resources on the operations of the Vince and Rebecca Taylor brands and to preserve liquidity.

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

To execute our marketing strategies, we engage in a wide range of campaign tactics that include traditional media (such as direct mail, print advertising, cooperative advertising with wholesale partners and outdoor advertising), digital media (such as email, search social, and display) and experiential campaigns (such as events) to drive traffic, brand awareness, conversion and ultimately sales across all channels. In addition, we use social platforms such as Instagram and Facebook to engage customers and create excitement about our brands. The visits to www.vince.com and www.rebeccataylor.com also provide an opportunity to grow our customer base and communicate directly with our customers.

Our public relations team conducts a wide variety of press activities to reinforce our brand images and create excitement around the brands. Our apparel has appeared in the pages of major fashion magazines such as Vogue, Harper’s Bazaar, Elle, InStyle, GQ, Esquire and WSJ. Well-known trend setters in entertainment and fashion are also regularly seen wearing our brands.

Sourcing and Manufacturing

We do not own or operate any manufacturing facilities. We contract for the purchase of finished goods with manufacturers who are responsible for the entire manufacturing process, including the purchase of piece goods and trim. Although we do not have long-term written contracts with manufacturers, we have long-standing relationships with a diverse base of vendors which we believe to be mutually satisfactory. We work with more than 50 manufacturers across nine countries, with 88% of our products produced in China in fiscal 2020. For cost and control purposes, we contract with select third-party vendors in the U.S. to produce a small portion of our merchandise.

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

Distribution Facilities

As of January 30, 2021, we operated out of seven distribution centers, two located in the U.S., two in Hong Kong, one in Canada, one in the United Kingdom and one in Belgium.

Our two warehouses in the U.S., located in California, are operated by third-party logistics providers and include dedicated space to fulfilling orders to support our wholesale partners, retail locations and e-commerce business and utilize warehouse management systems that are fully customer and vendor compliant.

Our two warehouses in Hong Kong are operated by third-party logistics providers and support our wholesale orders for international customers located primarily in Asia.

Our warehouse in the United Kingdom is operated by a third-party logistics provider and supports our Rebecca Taylor wholesale orders for international customers located primarily in Europe.

Our warehouse in Belgium is operated by a third-party logistics provider and supports our Vince wholesale orders for international customers located primarily in Europe and our Vince UK store.

Our warehouse in Canada is operated by a third-party logistics provider and supports our wholesale orders for this region.

We believe we have sufficient capacity in our domestic and international distribution facilities to support our current and projected business.

Information Systems

During fiscal 2020 we completed the migration of Rebecca Taylor and Parker brands to Vince’s enterprise resources planning (“ERP”) system. Our strategy includes consolidating further systems across our brands including point of sale (“POS”) and other systems over time to create operational efficiencies, as well as to achieve a common platform across the Company.

See Item 1A. Risk Factors — “Risks Related to Our Information Technology and Security — We are continuing to optimize and improve our information technology systems, processes and functions. If these systems, processes, and functions do not operate successfully, our business, financial condition, results of operations and cash flows could be materially harmed” and Part II, Item 9A. “Controls and Procedures.”

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

Human Capital

As of January 30, 2021, we had 497 employees, of which 230 were employed in our company-operated retail stores. Except for nine employees in France, who are covered by collective bargaining agreements pursuant to French law, none of our employees are currently covered by a collective bargaining agreement and we believe our employee relations are good.

Our key human capital measures include associate turnover, pay equity, professional development as well as safety, particularly in light of the COVID-19 pandemic.  We have programs in place to provide associates with feedback on performance and professional development, including our formal annual performance review process.  We frequently benchmark our compensation and benefits practices against comparable peers and assess them, so we continue to attract and retain talent throughout our organization.

We strive to maintain an inclusive environment free from discrimination of any kind. Associates have multiple ways to report inappropriate behavior, including through a confidential hotline. All reports of inappropriate behavior are promptly investigated with appropriate action taken to stop such behavior.

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

Risks Related to Our Business and Industry

The COVID-19 pandemic has adversely affected, and is expected to continue to adversely affect, our business, financial condition, cash flow, liquidity, and results of operations.

The spread of the novel coronavirus (“COVID-19”), which was declared a pandemic by the World Health Organization in March 2020, has caused state and municipal public officials to mandate jurisdiction-wide curfews, including “shelter-in-place” and closures of most non-essential businesses as well as other measures to mitigate the spread of the virus. While we continued to serve our customers through our online e-commerce websites during the period in which we were forced to shut down all of our domestic and international retail locations alongside other retailers, including our wholesale partners, the store closures resulted in a sharp decline in our revenue and ability to generate cash flows from operations. Since May 2020, substantially all of the Company’s stores have reopened without reclosing and are operating in a reduced capacity in accordance with state and local regulations. In many of our locations, we are experiencing significantly reduced customer traffic and sales relative to the same period last year. The negative impact of COVID-19 on our operations is ongoing and the extent of which remains uncertain and wide-spread, including:

•	our ability to successfully execute our long-term growth strategy during these uncertain times;
•

temporary closures and/or re-closures of our stores (including regulatory and/or voluntary re-closures based on the ongoing threat of the COVID-19 pandemic due to further resurgences in COVID-19 cases from variants or otherwise), distribution centers, and corporate facilities for unknown periods of time, as well as those of our wholesale partners;

•

declines in the level of consumer purchases of discretionary items and luxury retail products, including our products, caused by lower disposable income levels, travel restrictions, or other factors beyond our control;

•

the build-up of excess inventory as a result of store closures and/or lower consumer demand, including those resulting from potential changes in consumer traffic and shopping preferences, such as consumer willingness to shop at our or our wholesale partners’ retail locations;

•

supply chain disruptions resulting from closed factories, reduced workforces, scarcity of raw materials, scrutiny or embargoing of goods produced in infected areas, disruptions in the global transportation network and higher freight costs, including the significant processing delays ongoing at the California ports, which together handle significant portions of our shipments, resulting in significantly increased freight costs;
•

our ability to access capital sources and maintain compliance with our credit facilities, as well as the ability of our key customers, suppliers, and vendors to do the same in regard to their own obligations;

•	our ability to collect outstanding receivables from our customers;
•	a large portion of our employee population continuing to work remotely, which could increase vulnerability to cyberattacks and other cyber incidents;
•	the burden of compliance with strict COVID-19 related rules and guidelines relating to health and safety as well as labor, that are frequently amended and updated; and
•

diversion of management and employee attention and resources from key business activities and risk management outside of COVID-19 response efforts, including cybersecurity and maintenance of internal controls.

To date, we have taken various measures in response to COVID-19, as further described in Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations — COVID-19. However, the COVID-19 pandemic remains highly volatile and continues to evolve on a daily basis, for example, the occurrence of additional waves of infections in the United States and globally and uncertainty related to the effectiveness and speed of vaccination distribution.  Therefore, there can be no assurance that measures we have taken to respond to the COVID-19 pandemic will prove successful.  These and other impacts of COVID-19 are expected to continue to adversely affect the Company’s business, financial condition, cash flow, liquidity and results of operations.

Our ability to continue to have the liquidity necessary to service our debt, meet contractual payment obligations and fund our operations depends on many factors, including our ability to generate sufficient cash flow from operations, maintain adequate availability under our 2018 Revolving Credit Facility or obtain other financing.

Our ability to timely service our indebtedness, meet contractual payment obligations and to fund our operations will depend on our ability to generate sufficient cash, either through cash flows from operations or borrowing availability under the 2018 Revolving Credit Facility (as defined below), and our ability to access the capital markets if other sources of financing are unavailable on acceptable terms. Our primary cash needs are funding working capital requirements, meeting debt service requirements and capital expenditures for new stores and related leasehold improvements.

The COVID-19 pandemic has negatively impacted, and is expected to continue to negatively impact, our liquidity.  See “— The COVID-19 pandemic has adversely affected, and is expected to continue to adversely affect, our business, financial condition, cash flow, liquidity and results of operations.” While we believe we will have sufficient liquidity for the next twelve months, there can be no assurances in the future that we will be able to generate sufficient cash flow from operations to meet our liquidity needs, that we will have the necessary availability under the 2018 Revolving Credit Facility, or be able to obtain other financing when liquidity needs arise. In particular, our ability to continue to meet our obligations is dependent on our ability to generate positive cash flow from a combination of initiatives and failure to successfully implement these initiatives would require us to implement alternative plans to satisfy our liquidity needs. In the event that we are unable to timely service our debt, meet other contractual payment obligations or fund our other liquidity needs, we may need to refinance all or a portion of our indebtedness before maturity, seek waivers of or amendments to our contractual obligations for payment, reduce or delay scheduled expansions and capital expenditures, sell material assets or operations or seek other financing opportunities. There can be no assurance that these options would be readily available to us and our inability to address our liquidity needs could materially and adversely affect our operations and jeopardize our business, financial condition and results of operations, including causing defaults under the 2018 Term Loan Facility (as defined below), the 2018 Revolving Credit Facility or the Third Lien Credit Facility (as defined below) which could result in all amounts outstanding under those credit facilities becoming immediately due and payable.

Our operations are restricted by our credit facilities.

In August 2018, we entered into an $80,000 senior secured revolving credit facility (the “2018 Revolving Credit Facility”) and a $27,500 senior secured term loan facility (the “2018 Term Loan Facility”). In November 2019, in connection with the Acquisition, we increased the aggregate commitments under the 2018 Revolving Credit Facility to $100,000 by exercising the accordion feature thereunder. The Acquired Businesses became guarantors under the 2018 Revolving Credit Facility and the 2018 Term Loan Facility and jointly and severally liable for the obligations thereunder. In addition, in December 2020, we entered into a $20,000 subordinated credit facility (the “Third Lien Credit Facility”).

Our credit facilities contain significant restrictive covenants. These covenants may impair our financing and operational flexibility and make it difficult for us to react to market conditions and satisfy our ongoing capital needs and unanticipated cash requirements. Specifically, such covenants restrict our ability and, if applicable, the ability of our subsidiaries to, among other things: incur additional debt; make certain investments and acquisitions; enter into certain types of transactions with affiliates; use assets as security in other transactions; pay dividends; sell certain assets or merge with or into other companies; guarantee the debt of others; enter into new lines of businesses; make capital expenditures; prepay, redeem, or exchange our debt; and form any joint ventures or subsidiary investments.

Furthermore, the 2018 Revolving Credit Facility and the 2018 Term Loan Facility contain certain financial covenants, including a covenant under the 2018 Term Loan Facility requiring us to maintain a specified Consolidated Fixed Charge Coverage Ratio. Pursuant to the Third Amendment and the Fifth Amendment to the 2018 Term Loan Facility entered into in June 2020 and December 2020, respectively, such requirement was suspended through the delivery of a compliance certificate relating to the fiscal quarter ending January 29, 2022, and replaced it with a springing covenant, under which the obligation to maintain a specified Consolidated Fixed Charge Coverage Ratio of 1.0 to 1.0 is triggered only when the Excess Availability under the 2018 Revolving Credit Facility falls below $7,500, or for the period between August 1, 2020 and January 29, 2022, $10,000.

Our ability to comply with the covenants, including the springing covenant described above, and other terms of our debt obligations, particularly in light of the COVID-19 pandemic, will depend on our future operating performance. If we fail to comply with such covenants and terms, and are unable to cure such failure under the terms of our credit facilities, if applicable, we would be required to obtain additional waivers from our lenders to maintain compliance with our debt obligations. If we are unable to obtain any necessary waivers and the debt is accelerated, a material adverse effect on our financial condition and future operating performance would likely result.

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

In accordance with Financial Accounting Standards Board ASC Topic 350 Intangibles-Goodwill and Other (“ASC 350”), goodwill and other indefinite-lived intangible assets are tested for impairment at least annually during the fourth fiscal quarter and in an interim period if a triggering event occurs. Determining the fair value of goodwill and indefinite-lived intangible assets is judgmental in nature and requires the use of significant estimates and assumptions, including projected revenues, EBITDA margins, long-term growth rates, working capital, discount rates and future market conditions, among others. We base our estimates on assumptions we believe to be reasonable, but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates. During the first quarter of fiscal 2020, the Company recorded $13,848 of impairment charges relating to goodwill and the tradename intangible assets due to the impact of the COVID-19 pandemic. During the second quarter of fiscal 2019, the Company recorded impairment charges of $13,376 relating to goodwill and the tradename intangible assets of the Acquired Businesses. It is possible that our current estimates of future operating results could change adversely and impact the evaluation of the recoverability of the remaining carrying value of goodwill and intangible assets and that the effect of such changes could be material. There can be no assurances that we will not be required to record further charges in our financial statements which would negatively impact our results of operations during the period in which any impairment of our goodwill or intangible assets is determined.

General economic conditions in the U.S. and other parts of the world, including a weakening of the economy and restricted credit markets, can affect consumer confidence and consumer spending patterns.

The success of our operations depends on consumer spending. Consumer spending is impacted by a number of factors, including actual and perceived economic conditions affecting disposable consumer income, customer traffic within shopping and selling environments, business conditions, interest rates and availability of credit and tax rates in the general economy and in the international, regional and local markets in which our products are sold, including those resulting from the COVID-19 pandemic. A worsening of the economy may negatively affect consumer and wholesale purchases of our products and could have a material adverse effect on our business, results of operations and financial conditions.

We may not be able to realize the benefits of our strategic initiatives.

Our business growth depends on the successful execution of our strategic initiatives for the brands.  The success of our strategic initiatives depends on a number of factors including our ability to position our retail and e-commerce businesses for further strategic growth particularly through omni-channel initiatives, the effectiveness of our wholesale expansion efforts, our ability to apply certain growth strategies modeled on the Vince brand to the Acquired Businesses, our ability to properly identify appropriate future growth opportunities, and other macroeconomic impact on our business, including the impact of the COVID-19 pandemic. Moreover, as we continue to navigate through the COVID-19 pandemic, some or all of the strategic initiatives currently contemplated may become infeasible or impractical in the post-pandemic operating environment. There can be no assurance that the strategic initiatives would produce intended positive results and if we are unable to realize the benefits of the strategic initiatives, our financial conditions, results of operations and cash flows could be materially and adversely affected.

We may be unable to successfully implement and optimize our omni-channel strategy.

One of our strategic priorities is to expand our omni-channel capabilities to promote direct-to-consumer growth and enhance customer engagement and shopping experience. Our omni-channel efforts include the integration and implementation of new technology, software, and processes, involving significant investments, operational changes and employee resources.  These efforts involve risks such as implementation delays, unexpected costs, technology interruptions, supply and distribution difficulties, and other issues that can affect the successful implementation and operation of our omni-channel initiatives.  As we are in the initial stages of adopting and implementing these initiatives, it is unclear whether we will be able to realize the expected return on our investment in these initiatives.  If our omni-channel initiatives are not successful, our financial condition, results of operations and ability for future growth could be materially and adversely affected.

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

As part of our strategy to increase focus on our direct-to-consumer business, we continue to seek retail opportunities in targeted streets or malls with desirable size and adjacencies, typically near luxury retailers that we believe are consistent with our key customers’ demographics and shopping preferences, and seek to negotiate more favorable leases including shorter terms. The success of this strategy depends on a number of factors, including the identification of suitable markets and sites, negotiation of acceptable lease terms while securing those favorable locations, including desired term, rent and tenant improvement allowances, and if entering a new market, the timely achievement of brand awareness and proper evaluation of the market particularly for locations with shorter term, affinity and purchase intent in that market, as well as our business condition in funding the opening and operations of stores. Furthermore, we may not be able to maintain the successful operation of our retail stores if the areas around our existing retail locations undergo changes that result in reductions in customer foot traffic or otherwise render the locations unsuitable, such as economic downturns in the area, changes in demographics and customer preferences, and the closing or decline in popularity of adjacent stores.

As of January 30, 2021, we operated 71 stores, including 46 company-operated Vince full-price stores, 6 company-operated Rebecca Taylor full-price stores, 15 company-operated Vince outlet stores and 3 company-operated Rebecca Taylor outlet stores throughout the United States and one company-operated Vince full price store in the United Kingdom. During fiscal 2020, our retail stores were temporarily closed due to the COVID-19 pandemic and related restrictions and we engaged in discussions with landlords to address the impact of the pandemic.  There is no assurance that such closures and the need to engage in additional discussions with landlords will not recur in the future.  In addition, following the reopening of our stores, we experienced reduced customer foot-traffic at our stores which negatively affected our business and financial results. Although we plan to continue evaluating our store base consistent with the current operating environment, there can be no assurance that our strategies will effectively address the various prolonged impact of the pandemic, resulting in a material adverse effect on our business and financial results.

During fiscal 2020 and fiscal 2019, we recorded non-cash asset impairment charges of $13,026 and $818, respectively, within Impairment of long-lived assets on the Consolidated Statements of Operations and Comprehensive Income (Loss) related to the impairment of property and equipment and operating lease right-of-use assets of certain retail stores with carrying values that were determined not to be recoverable and exceeded their fair value. We may in the future record further impairments of these assets.

We are subject to risks associated with leasing retail and office space, are historically subject to long-term non-cancelable leases and are required to make substantial lease payments under our operating leases, and any failure to make these lease payments when due would likely harm our business, profitability and results of operations.

We do not own any of our stores or our offices, including our New York, Los Angeles or Paris offices and showroom spaces, but instead lease all of such space under operating leases. Although our more recent leases are subject to shorter terms as a result of the implementation of our strategy to pursue shorter lease terms, many of our leases have initial terms of 10 years, and generally can be extended only for one additional 5-year term. Substantially all of our leases require a fixed annual rent, and most require the payment of additional rent if store sales exceed a negotiated amount. Most of our leases are “net” leases, which require us to pay the cost of insurance, taxes, maintenance, and utilities, and we generally cannot cancel these leases at our option. Additionally, certain of our leases allow the lessor to terminate the lease if we do not achieve a specified gross sales threshold. We cannot assure you that we will be able to achieve these required thresholds and in the event we are not able to do so, we may be forced to find an alternative store location and may not be successful in doing so. Any loss of our store locations due to underperformance may harm our results of operations, stock price and reputation.

Payments under these leases account for a significant portion of our selling, general and administrative expenses. For example, as of January 30, 2021, we were a party to 77 operating leases associated with our retail stores and our office and showroom spaces requiring future minimum lease payments of $28,590 in the aggregate through fiscal 2021 and $113,113 thereafter. Any new retail stores leased by us under operating leases will further increase our operating lease expenses and some of those stores may require significant capital expenditures. We depend on cash flow from operations to pay our lease expenses and to fulfill our other cash needs. If our business does not generate sufficient cash flow from operating activities, and sufficient funds are not otherwise available to us from borrowings under our credit facilities or from other sources, we may not be able to service our operating lease expenses, grow our business, respond to competitive challenges or fund our other liquidity and capital needs, which would harm our business. In addition, we may remain obligated under the applicable lease for, among other things, payment of the base rent for the remaining lease term, even after the space is exited or otherwise closed (such as our temporary store closures resulting from the COVID-19 pandemic). Such costs and obligations related to the early or temporary closure of our stores or termination of our leases could have a material adverse effect on our business, results of operations, and financial condition.

If an existing or future store is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease including, among others, paying the base rent for the balance of the lease term if we cannot negotiate a mutually acceptable termination payment. In addition, as our leases expire, we may fail to negotiate renewals, either on commercially acceptable terms or at all, or to find a suitable alternative location, which could cause us to close stores in desirable locations or in the case of office leases, incur costs in relocating our office space. In fiscal 2021, three of our existing store leases will expire.

A substantial portion of our revenue is derived from a small number of large wholesale partners, and the loss of any of these wholesale partners could substantially reduce our total revenue.

We historically had a small number of wholesale partners who account for a significant portion of our net sales. Our consolidated net sales to the full-price, off-price and e-commerce operations of our largest wholesale partner comprised 21% of our total revenue for fiscal 2020. We do not have formal written agreements with any of our wholesale partners and purchases generally occur on an order-by-order basis. A decision by any of our major wholesale partners, whether motivated by marketing strategy, competitive conditions, financial difficulties or otherwise, to significantly decrease the amount of merchandise purchased from us or our licensing partners, to change their manner of doing business with us or our licensing partners, could substantially reduce our revenue and have a material adverse effect on our profitability. Furthermore, due to the concentration of and/or ownership changes in our wholesale partner base, our results of operations could be adversely affected if any of these wholesale partners fails to satisfy its payment obligations to us when due or no longer takes part in the distribution arrangements. These changes could also decrease our opportunities in the market and decrease our negotiating strength with our wholesale partners. Furthermore, our wholesale partners have been significantly impacted by the COVID-19 pandemic, along with the other wholesalers, and may become unable to continue business with us as they had pre-pandemic.  These factors could have a material adverse effect on our business, financial condition, and operating results.

The acquisition of the Rebecca Taylor and Parker brands, and any other future acquisitions, may not achieve its intended benefits.

We face risks associated with our strategy to grow our business through acquisitions of other brands and geographic licensees, such as our acquisition of the Rebecca Taylor and Parker brands in November 2019. For example, on June 16, 2020, we announced that in light of the COVID-19 pandemic, we temporarily suspended further creation of new product for the Parker brand. In addition, during the first quarter of fiscal 2020 and the second quarter of fiscal 2019, the Acquired Businesses recorded impairment charges $386 and $19,491, respectively, relating to goodwill, tradename, and customer relationship intangible assets. The additional difficulties that we may face that could cause the results of the Acquisition, including any anticipated operational synergies, to not be in line with our expectations include, among others:

•	the prolonged impact of the COVID-19 pandemic;
•	failure to implement our business plan for the combined business or to achieve anticipated revenue or profitability targets;
•	higher than expected costs, lower than expected cost savings and/or a need to allocate resources to manage unexpected operating difficulties;
•	unanticipated issues resulting from the integration of logistics, information and other systems;
•	unanticipated changes in applicable laws and regulations;
•	retaining key customers, suppliers, and employees across brands;
•	operating risks inherent in the Acquired Businesses and our business;
•	diversion of the attention and resources of management and resource constraints;
•	assumption of liabilities not identified in due diligence or other unanticipated issues, expenses, and liabilities; and

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

We may not successfully manage the transition associated with the appointment of a new Chief Executive Officer, which could have an adverse impact on us.

On August 28, 2020, Brendan Hoffman resigned from his positions as Chief Executive Officer of the Company and member of the Board to pursue another opportunity.  In connection with Mr. Hoffman’s resignation, the Board appointed David Stefko, our Executive Vice President, Chief Financial Officer, to serve as our Interim Chief Executive Officer in addition to his role of Chief Financial Officer. On March 8, 2021, we announced that we had appointed Jack Schwefel as our Chief Executive Officer, effective as of March 29, 2021.  David Stefko resigned from the position of Interim Chief Executive Officer effective March 29, 2021, and remains Executive Vice President, Chief Financial Officer, his previously held position.

The effectiveness of our new Chief Executive Officer, and our senior leadership team generally, following these transitions and any further transition as a result of these changes, could have a significant impact on our results of operations. The failure to ensure a smooth and effective transfer of knowledge could negatively affect our results of operations and financial condition as well as our ability to execute our business strategies.

Our plans to improve and expand our product offerings may not be successful, and the implementation of these plans may divert our operational, managerial, and administrative resources, which could harm our competitive position and reduce our net sales and profitability.

We continue to grow our core product offerings and categories. For example, in fiscal 2020, we launched a limited layette capsule and an inclusive sizing collection. The principal risks to our ability to successfully carry out our plans to improve and expand our product offerings include our failure to maintain our brand identity and image, lack of expertise in the expanded categories and inherent limitations in the utilization of external partners in those categories, increased product liability exposure and general economic conditions, particularly in light of the COVID-19 pandemic. As a result, our expansion into new product categories could be abandoned, cost more than anticipated or divert resources from other areas of our business, any of which could negatively impact our competitive position and reduce our net revenue and profitability.

We have identified a material weakness in our internal control over financial reporting that could, if not remediated, result in material misstatements in our financial statements.

In fiscal 2020 there continues to exist a material weakness relating to our internal control over financial reporting which was previously identified in fiscal 2016. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of an entity’s financial statements will not be prevented or detected on a timely basis. As further described in Part II, Item 9A in this Annual Report, although during fiscal 2020 we made significant progress on our comprehensive remediation plan related to the previously identified material weakness, the material weakness will not be remediated until all necessary internal controls have been implemented, tested and determined to be operating effectively. In addition, we may need to take additional measures to address such material weakness or modify the planned remediation steps, and we cannot be certain that the measures we have taken, and expect to take, to improve our internal controls will be sufficient to address the issues identified, to ensure that our internal controls are effective or to ensure that the identified material weakness will not result in a material misstatement of our consolidated financial statements. Moreover, although no additional material weakness was identified in fiscal 2020, other material weaknesses or deficiencies may develop or be identified in the future. If we are unable to correct material weaknesses or deficiencies in internal controls in a timely manner, our ability to record, process, summarize and report financial information accurately and within the time periods specified in the rules and forms of the SEC, will be adversely affected. This failure could negatively affect the market price and trading liquidity of our common stock, cause investors to lose confidence in our reported financial information, subject us to civil and criminal investigations and penalties, and otherwise materially and adversely impact our business and financial condition.

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

Failure to comply with laws and regulations could adversely impact our business.

We are subject to numerous domestic and international laws, regulations and advisories, including labor and employment, wage and hour, customs, truth-in-advertising, consumer protection, data and privacy protection, and zoning and occupancy laws and ordinances that regulate retailers generally or govern the importation, promotion and sale of merchandise and the operation of stores and warehouse facilities. If these regulations were violated by our management, employees, vendors, independent manufacturers or partners, the costs of certain goods could increase, or we could experience delays in shipments of our products, be subject to fines or penalties, or suffer reputational harm, which could reduce demand for our merchandise and hurt our business and results of operations. Moreover, changes in product safety or other consumer protection laws could lead to increased costs to us for certain merchandise, or additional labor costs associated with readying merchandise for sale. It is often difficult for us to plan and prepare for potential changes to applicable laws and future actions or payments related to such changes could be material to us.

If we are unable to accurately forecast customer demand for our products, our results of operations could be materially impacted.

We stock our stores, and provide inventory to our wholesale partners, based on our or their estimates of future demand for particular products. Our inventory management and planning team determines the number of pieces of each product that we will order from our manufacturers based upon past sales of similar products, sales trend information and anticipated demand at our suggested retail prices. Our ability to accurately forecast demand for our products could be affected by many factors, including an increase or decrease in demand for our products or for products of our competitors, product introductions by competitors, unanticipated changes in general market conditions such as those caused by the COVID-19 pandemic, and weakening of economic conditions or consumer confidence in future economic conditions. We cannot guarantee that we will be able to match supply with demand in all cases in the future, whether as a result of the COVID-19 pandemic, our inability to produce sufficient levels of desirable product or our failure to forecast demand accurately. If we fail to accurately forecast customer demand, we may experience excess inventory levels or a shortage of products. In fiscal 2020, we recorded a charge of $6,095 associated with inventory write-downs of excess and aged product inventory. There can be no assurance that we will be able to successfully manage our inventory at a level appropriate for future customer demand.

Intense competition in the apparel and fashion industry could reduce our sales and profitability.

As a fashion company, we face intense competition from other domestic and foreign apparel, footwear and accessories manufacturers and retailers. Competition has and may continue to result in pricing pressures, reduced profit margins, lost market share or failure to grow our market share, any of which could substantially harm our business and results of operations. Some of our competitors have more established relationships with a broader set of suppliers, greater brand recognition and greater financial, research and development, marketing, distribution and other resources than we do. These capabilities of our competitors may allow them to better withstand downturns in the economy or apparel and fashion industry. Any increased competition, or our failure to adequately address any of these competitive factors which we have seen from time to time, could result in reduced sales, which could adversely affect our business, financial condition, and operating results.

Competition, along with such other factors as consolidation within the retail industry and changes in consumer spending patterns, could also result in significant pricing pressure and cause the sales environment to be more promotional, as it has been in recent years, impacting our financial results. For instance, we operated through a highly promotional sales environment during fiscal 2020 which had a negative impact on our operating results. If promotional pressure remains intense, either through actions of our competitors or through customer expectations, this may cause a further reduction in our sales and gross margins and could have a material adverse effect on our business, financial condition and operating results.

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

Our continued success is dependent on our ability to attract, assimilate, retain, and motivate qualified management, designers, administrative talent, and sales associates to support existing operations and future growth. Competition for qualified talent in the apparel and fashion industry is intense, and we compete for these individuals with other companies that in many cases have greater financial and other resources. The loss of the services of any members of senior management or the inability to attract and retain qualified executives could have a material adverse effect on our business, results of operations and financial condition. In addition, we will need to continue to attract, assimilate, retain, and motivate highly talented employees with a range of other skills and experience.   Competition for employees in our industry, especially at the store management levels, is intense and we may from time to time experience difficulty in retaining our associates or attracting the additional talent necessary to support the growth of our business. We will also need to attract, assimilate, and retain other professionals across a range of disciplines, including design, production, sourcing, and international business, as we develop new product categories and continue to expand our international presence. See also “—We may not successfully manage the transition associated with the appointment of a new Chief Executive Officer, which could have an adverse impact on us.”

Our competitive position could suffer if our intellectual property rights are not protected.

We believe that our trademarks and designs are of great value. From time to time, third parties have challenged, and may in the future try to challenge, our ownership of our intellectual property. The actions we have taken to establish and protect our trademarks and other intellectual property rights may not be adequate to prevent imitation of our products by others or to prevent others from seeking to invalidate our trademarks or block sales of our products as a violation of the trademarks and intellectual property rights of others. We may need to resort to litigation to enforce our intellectual property rights, which could result in substantial costs and diversion of resources. On the other hand, successful infringement claims against us could result in significant monetary liability, prevent us from selling some of our products or force us to redesign our products. In addition, we rely on cooperation from third parties with similar trademarks to be able to register our trademarks in jurisdictions in which such third parties have already registered their trademarks. Any of these events could harm our business and cause our results of operations, liquidity, and financial condition to suffer.

Our limited operating experience and brand recognition in international markets may delay our expansion strategy and cause our business and growth to suffer.

We face risks with respect to our strategy to expand internationally, including our efforts to further expand our business in Canada, select European countries, Asia, including China, and the Middle East through company-operated locations, wholesale arrangements as well as with international partners. Our current operations are based largely in the U.S., with international wholesale sales representing 10% of net sales for fiscal 2020. Therefore, we have a limited number of customers and experience in operating outside of the U.S. We also do not have extensive experience with regulatory environments and market practices outside of the U.S. and cannot guarantee, notwithstanding our international partners’ familiarity with such environments and market practices, including consumer demand and behavior, that we will be able to penetrate or successfully operate in any market outside of the U.S. Many of these markets have different operational characteristics, including employment and labor regulations, transportation, logistics, real estate (including lease terms) and local reporting or legal requirements, particularly in light of the COVID-19 pandemic, and the impact on the international markets remains unclear.

Our current and future licensing arrangements may not be successful and may make us susceptible to the actions of third parties over whom we have limited control.

We currently have product licensing agreements for Vince women’s footwear and men’s footwear and on a limited basis, Vince fragrance. In the future, we may enter into select additional licensing arrangements for product offerings which require specialized expertise. In addition, we have entered into select licensing agreements pursuant to which we have granted certain third parties the right to distribute and sell our products in certain geographic areas, and may continue to do so in the future. Although we have taken and will continue to take steps to select potential licensing partners carefully and monitor the activities of our existing licensing partners (through, among other things, approval rights over product design, production quality, packaging, merchandising, marketing, distribution and advertising), such arrangements may not be successful, particularly in light of the COVID-19 pandemic. Any failure of our licensing arrangement may result in loss of revenue and competitive harm to our operations in regions or product categories where we have entered into such licensing arrangements.  In addition, we license our Vince website domain name from a third-party, renewing on an annual basis. Although the licensor has no termination rights under the domain license agreement, any failure by the licensor to perform its obligations thereunder could materially and adversely impact our operations of our website and our e-commerce business.

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

Risks Related to Our Information Technology and Security

System or data security issues, such as cyber or malware attacks, as well as other major system failures could disrupt our internal operations or information technology services, and any such disruption could negatively impact our net sales, increase our expenses and harm our reputation.

From time to time, we are subject to system or data security problems, including viruses and bugs as well as security issues created by third-party software and applications, employee errors and malfeasance and other various causes.  None of these incidents has resulted in any data or information breaches or any other material impact to our financial results.  There is no assurance, however, that we would not be subject to material security problems in the future, including cyber or malware attacks, and we could incur significant expenses or disruptions of our operations in connection with resulting system failures or data and information breaches. The increased use of smartphones, tablets, and other wireless devices, as well as the continued need for a substantial portion of our corporate employees to work remotely during the COVID-19 pandemic, may also heighten these and other operational risks. The costs to us to eliminate or alleviate security problems, viruses and bugs could be significant, and the efforts to address these problems could result in interruptions, delays or cessation of service that may impede our sales, distribution or other critical functions.  Furthermore, if any of these security issues involve the compromise of personal information of our customers or employees could subject us to litigation and/or penalties and harm our reputation, materially and adversely affecting our business and growth. In addition to taking the necessary precautions ourselves, we require that third-party service providers implement reasonable security measures to protect our customers’ or employees’ identity and privacy, including any personally identifiable information and credit card information. We do not, however, control these third-party service providers and cannot guarantee that no electronic or physical computer break-ins and security breaches will occur in the future. Lastly, in the case of a disaster affecting our information technology systems, we may experience delays in recovery of data, inability to perform vital corporate functions, tardiness in required reporting and compliance, failures to adequately support our operations and other breakdowns in normal communication and operating procedures that could materially and adversely affect our financial condition and results of operations.

We are continuing to optimize and improve our information technology systems, processes, and functions. If these systems, processes, and functions do not operate successfully, our business, financial condition, results of operations and cash flows could be materially harmed.

We continue to optimize and improve our information technology environment.  For example, in fiscal 2020, we completed the optimization of our warehouse systems as the initial step to implementing our omni-channel strategy as well as the migration of Rebecca Taylor and Parker brands to Vince’s enterprise resource planning system as part of the integration efforts. We plan to progress these strategies, including further adoption of omni-channel systems and processes as well as the consolidation of systems across Vince and Rebecca Taylor, including point of sale systems. If we fail in our efforts to continue optimizing and improving these systems, processes and functions as currently planned, we could incur further disruptions to our business operations, including deficiencies or weaknesses in our internal controls, as well as additional costs to replace those systems and functions.

Failure to comply with privacy‑related obligations, including privacy laws and regulations in the U.S. and internationally as well as other legal obligations, could materially adversely affect our business.

A variety of laws and regulations, in the U.S. and internationally, govern the collection, use, retention, sharing, transfer and security of personally identifiable information and data, including the European Union’s General Data Protection Regulation (“GDPR”), which became effective during fiscal 2018, and the California Consumer Privacy Act of 2018 (“CCPA”), which became effective on January 1, 2020. Since the enactment of the CCPA, data security laws have been proposed in more than half of the U.S.

states and in the U.S. Congress, reflecting a trend toward more stringent privacy legislation in the U.S. Additionally, the Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws as imposing standards for the online collection, use, dissemination, and security of data.  We strive to comply with all applicable laws, regulations, self‑regulatory requirements, policies and legal obligations relating to privacy, data usage, and data protection. It is possible, however, that these laws, rules and regulations, which evolve frequently and may be inconsistent from one jurisdiction to another, could be interpreted to conflict with our practices.  In addition to the costs of compliance with and other burdens imposed by privacy and data security laws and regulations, any failure or perceived failure by us or any third parties with whom we do business to comply with these laws, rules and regulations, or with other obligations to which we may be or become subject, may result in actions against us by governmental entities, private claims and litigation, fines, penalties or other liabilities. Any such action would be expensive to defend, could damage our reputation and could adversely affect our business and operating results.

Risks Related to Our Supply Chain

Problems with our distribution process could materially harm our ability to meet customer expectations, manage inventory, complete sale transactions, and achieve targeted operating efficiencies.

In the U.S., we rely on distribution facilities operated by third-party logistics providers in California. Our ability to meet the needs of our wholesale partners and our own direct-to-consumer business depends on the proper operation of these distribution facilities. Because substantially all of our products are distributed from one state, our operations could be interrupted by labor difficulties, or by floods, fires, earthquakes or other natural disasters and health crises, such as the COVID-19 pandemic, at or near such facility. For example, a majority of our ocean shipments go through the ports in California, which had previously been subject to significant processing delays due to COVID-19 as well as the blockage in the Suez Canal, resulting not only in shipment disruptions but also in significantly increased freight costs. We also have warehouses overseas, including in Hong Kong, Belgium, the United Kingdom and Canada, operated by third-party logistics providers, supporting our wholesale orders for customers located primarily in the nearby regions. Disruptions at any of these facilities located outside the U.S. could also materially and negatively impact the business.

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

We work with more than 50 manufacturers across nine countries, with 88% of our products produced in China in fiscal 2020. A manufacturing contractor’s failure to ship products to us in a timely manner or to meet the required quality standards could cause us to miss the delivery date requirements of our customers for those items. The failure to make timely deliveries may cause customers to cancel orders, refuse to accept deliveries or demand reduced prices, any of which could have a material adverse effect on us. As a result of the magnitude of our foreign sourcing, our business is subject to the following risks:

•

political and economic instability in countries or regions, especially Asia, including heightened terrorism and other security concerns, which could subject imported or exported goods to additional or more frequent inspections, leading to delays in deliveries or impoundment of goods;

•

imposition of regulations, quotas and other trade restrictions relating to imports, including the additional tariffs imposed to all imports from China in the recent years as well as the sanctions imposed by the U.S. Treasury Department on China’s Xinjiang Production and Construction Corporation (“XPCC”) and restrictions on business dealings with XPCC as well as in the Xinjiang region, as well as other quotas imposed by bilateral textile agreements between the U.S. and foreign countries from time to time;

•	currency exchange rates;
•

imposition of increased duties, taxes, tariffs (including, but not limited to, ongoing uncertainty related to the future of U.S. tariffs on products manufactured in China and China's retaliatory tariffs on certain products sourced from the U.S. as described below) and other charges on imports;

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

•	the migration and development of manufacturing contractors, which could affect where our products are or are planned to be produced;
•	increases in the costs of fuel, travel and transportation, both related and unrelated to the COVID-19 pandemic, and demand for freight services at a time of reduced ocean freight capacity;
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

We generally do not have long-term written agreements with any independent manufacturers. As a result, any single manufacturing contractor could unilaterally terminate its relationship with us at any time. Our top five manufacturers accounted for the production of approximately 59% of our finished products during fiscal 2020. Supply disruptions from these manufacturers (or any of our other manufacturers) could have a material adverse effect on our ability to meet customer demands, if we are unable to source suitable replacement materials at acceptable prices or at all. Moreover, alternative manufacturers, if available, may not be able to provide us with products or services of a comparable quality, at an acceptable price or on a timely basis. We may also, from time to time, make a decision to enter into a relationship with a new manufacturer. Identifying a suitable supplier is an involved process that requires us to become satisfied with their quality control, responsiveness and service, financial stability and labor and other ethical practices. There can be no assurance that there will not be a disruption in the supply of our products from independent manufacturers or that any new manufacturer will be successful in producing our products in a manner we expected, especially in light of the COVID-19 pandemic, which initially significantly impacted the regions many of these manufacturers are located. Moreover, during fiscal 2017, certain manufacturers demanded accelerated payment terms or prepayments as a condition to delivering finished goods to us, which required us to take various steps to address those requests to avoid disruptions in product deliveries and to return to normal terms. There can be no assurance that such demands would not recur in the future, particularly in light of economic challenges posed by the COVID-19 pandemic. In the event of any disruption with a manufacturer, we may not be able to substitute suitable alternative manufacturers in a timely and cost-efficient manner. The failure of any independent manufacturer to perform or the loss of any independent manufacturer could have a material adverse effect on our business, results of operations and financial condition.

If our independent manufacturers fail to use ethical business practices and comply with applicable laws and regulations, our brand images could be harmed due to negative publicity.

We have established and currently maintain operating guidelines which promote ethical business practices such as fair wage practices, compliance with child labor laws and other local laws. While we monitor compliance with those guidelines, we do not control our independent manufacturers or their business practices. Accordingly, we cannot guarantee their compliance with our guidelines. From time to time, our audit results have revealed a lack of compliance in certain respects, including with respect to local labor, safety, and environmental laws. Other fashion companies have faced criticism after highly publicized incidents or compliance issues have occurred or been exposed at factories producing their products. To the extent our manufacturers do not bring their operations into compliance with such laws or resolve material issues identified in any of our audit results, we may face similar criticism and negative publicity. In addition, other fashion companies have encountered organized boycotts of their products in such situations. If we, or other companies in our industry, encounter similar problems in the future, it could harm our brand images, stock price and results of operations. In addition, a lack of demonstrated compliance by our suppliers could lead us to seek alternative suppliers, which could increase our costs and result in delayed delivery of our products, product shortages or other disruptions of our operations.  Furthermore, expectations of ethical business practices continually evolve, may be substantially more demanding than applicable legal requirements and are driven in part by legal developments and by diverse groups active in publicizing and organizing public responses to perceived ethical shortcomings. Accordingly, we cannot predict how expectations of ethical business practices might develop in the future and cannot be certain that our guidelines would satisfy all parties who are active in monitoring and publicizing perceived shortcomings in labor and other business practices worldwide.

Risks Related to Our Structure and Ownership

We are required to pay to the Pre-IPO Stockholders 85% of certain tax benefits and could be required to make substantial cash payments in which our stockholders will not participate.

We entered into a Tax Receivable Agreement with the Pre-IPO Stockholders (as defined therein) in connection with the IPO and Restructuring Transactions which closed on November 27, 2013. Under the Tax Receivable Agreement, we will be obligated to pay to the Pre-IPO Stockholders an amount equal to 85% of the cash savings in federal, state and local income tax realized by us by virtue of our future use of the federal, state and local net operating losses (“NOLs”) held by us as of November 27, 2013, together with section 197 intangible deductions (collectively, the “Pre-IPO Tax Benefits”). “Section 197 intangible deductions” means amortization deductions with respect to certain amortizable intangible assets which are held by us and our subsidiaries immediately after November 27, 2013. Cash tax savings generally will be computed by comparing our actual federal, state and local income tax liability to the amount of such taxes that we would have been required to pay had such Pre-IPO Tax Benefits not been available to us. Assuming the federal, state and local corporate income tax rates presently in effect which includes the impact of the TCJA, no material change in applicable tax law and no limitation on our ability to use the Pre-IPO Tax Benefits under Section 382 of the U.S. Internal Revenue Code, as amended (the “Code”), the estimated cash benefit of the full use of these Pre-IPO Tax Benefits as of January 30, 2021 would be approximately $38,327, of which 85%, or approximately $32,578 plus accrued interest, is potentially payable to the Pre-IPO Stockholders under the terms of the Tax Receivable Agreement. As of January 30, 2021, $0, plus accrued interest, is currently outstanding. Accordingly, the Tax Receivable Agreement could require us to make substantial cash payments. Payments made under the Tax Receivable Agreement will depend upon a number of factors, including the amount and timing of taxable income we generate in the future and any future limitations that may be imposed on our ability to use the Pre-IPO Tax Benefits, and estimating future taxable income is inherently uncertain and requires judgment.  If we determine in the future that the estimate should be revised, we would be required to either recognize additional liability related to tax benefits expected to be utilized or derecognize liability relating to tax benefits no longer expected to be utilized, which could result in material modifications to our financial statements.

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

Because Vince Holding Corp. is a holding company with no operations of its own, its ability to make payments under the Tax Receivable Agreement is dependent on the ability of Vince, LLC and its subsidiaries to make distributions to it. To the extent that we need funds, for such payment or otherwise, and Vince, LLC is restricted from making such distributions under applicable law or regulation or is otherwise unable to provide such funds, it could materially and adversely affect our liquidity and financial condition. To the extent that Vince Holding Corp. is unable to make payments under the Tax Receivable Agreement for any reason, such payments will be deferred and will accrue interest until paid, which could adversely affect our results of operations and could also affect our liquidity in periods in which such payments are made.

In certain cases, payments under the Tax Receivable Agreement to the Pre-IPO Stockholders may be accelerated and/or significantly exceed the actual benefits we realize in respect of the Pre-IPO Tax Benefits.

Upon the election of an affiliate of Sun Capital to terminate the Tax Receivable Agreement pursuant to a change in control (as defined in the Tax Receivable Agreement) or upon our election to terminate the Tax Receivable Agreement early, all of our payment and other obligations under the Tax Receivable Agreement will be accelerated and will become due and payable. Additionally, the Tax Receivable Agreement provides that in the event that we breach any of our material obligations under the Tax Receivable Agreement by operation of law as a result of the rejection of the Tax Receivable Agreement in a case commenced under Title 11 of the United States Code (the “Bankruptcy Code”) then all of our payment and other obligations under the Tax Receivable Agreement will be accelerated and will become due and payable. In the case of any such acceleration, we would be required to make an immediate payment equal to 85% of the present value of the tax savings represented by any portion of the Pre-IPO Tax Benefits for which payment under the Tax Receivable Agreement has not already been made.

Although as of January 30, 2021, we estimate that we would not be required to make any payment under the Tax Receivable Agreement, in the future, such payments could be substantial and could exceed our actual cash tax savings from the Pre-IPO Tax Benefits. In these situations, our obligations under the Tax Receivable Agreement could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. There can be no assurance that we will have sufficient cash available or that we will be able to finance our obligations under the Tax Receivable Agreement.

We are a “controlled company,” controlled by investment funds advised by affiliates of Sun Capital, whose interests in our business may be different from yours.

Affiliates of Sun Capital Partners, Inc. (“Sun Capital”) owned approximately 72% of our outstanding common stock as of March 31, 2021. As such, affiliates of Sun Capital will, for the foreseeable future, have significant influence over our reporting and corporate management and affairs, and will be able to control virtually all matters requiring stockholder approval. For so long as affiliates of Sun Capital own 30% or more of our outstanding shares of common stock, Sun Cardinal, LLC, an affiliate of Sun Capital, will have the right to designate a majority of our board of directors.

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

Disputes may arise between St. Louis, LLC and us and/or between us and Kellwood with respect to any past transitional services provided under the Shared Services Agreement in a number of areas relating to our operations or indemnification obligations. Any such dispute, if not resolved, could materially harm our business operations particularly as we may not obtain adequate recovery of damages from St. Louis, LLC, which has now been dissolved, and Kellwood, which is now an unaffiliated entity.

We are a “smaller reporting company” and intend to avail ourselves of reduced disclosure requirements applicable to smaller reporting companies, which could make our common stock less attractive to investors.

We are a “smaller reporting company,” as defined in the Exchange Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “smaller reporting companies,” including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We intend to take advantage of these reporting exemptions until we are no longer a “smaller reporting company.” We will remain a “smaller reporting company” until the aggregate market value of our outstanding common stock held by non-affiliates as of the last business day of our most recently completed second fiscal quarter is $250,000 or more and annual revenue as of our most recently completed fiscal year is $100,000 or more, or the aggregate market value of our outstanding common stock held by non-affiliates as of the last business day of our most recently completed second fiscal quarter is $700,000 or more, regardless of annual revenue.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

The following table sets forth the location, use and size of our significant corporate facilities and showrooms as of January 30, 2021, all of which are leased under various agreements expiring at various time through fiscal 2025, subject to renewal options.

Location	Use	Approximate Square Footage
New York, NY	Vince Corporate Office	33,009
New York, NY	Rebecca Taylor Corporate Office	31,653
Los Angeles, CA	Vince Design Studio	28,541
New York, NY	Parker Corporate Office & Showroom	9,276
New York, NY	Rebecca Taylor Showroom	5,900
Paris, France	Vince Showroom	4,209

As of January 30, 2021, we leased 174,439 gross square feet related to our 71 company-operated retail stores. Although our more recent leases are subject to shorter terms as a result of the implementation of our strategy to pursue shorter lease terms, many of our leases have initial terms of 10 years, and in many instances, can be extended for an additional term. Substantially all of our leases require a fixed annual rent, and most require the payment of additional rent if store sales exceed a negotiated amount. Most of our leases are “net” leases, which require us to pay all of the cost of insurance, taxes, maintenance, and utilities. Although we generally cannot cancel these leases at our option, certain of our leases allow us, and in some cases, the lessor, to terminate the lease if we do not achieve a specified gross sales threshold.

The following store list shows the location, opening date, type, and size of our company-operated retail locations as of January 30, 2021:

Vince Locations	State	Opening Date	Type	Gross Square Feet	Selling Square Feet
Washington St.	NY	February 3, 2009	Street	1,850	1,150
Prince St. (Nolita)	NY	July 25, 2009	Street	2,002	1,356
San Francisco	CA	October 15, 2009	Street	1,895	1,408
Chicago	IL	October 1, 2010	Street	2,590	1,371
Madison Ave.	NY	August 3, 2012	Street	3,503	1,928
Westport	CT	March 28, 2013	Street	1,801	1,344
Greenwich	CT	July 19, 2013	Street	2,463	1,724
Mercer St. (Soho)	NY	August 22, 2013	Street	4,500	3,080
Columbus Ave. (Upper West Side)	NY	December 18, 2013	Street	4,465	3,126
Newbury St. (Boston)	MA	May 24, 2014	Street	4,124	3,100
Pasadena	CA	August 7, 2014	Street	3,475	2,200
Walnut St. (Philadelphia)	PA	August 4, 2014	Street	3,250	2,000
Abbot Kinney (Los Angeles)	CA	September 26, 2015	Street	1,990	1,815
Melrose (Los Angeles)	CA	October 15, 2017	Street	1,932	1,554
Draycott (London, UK)		September 18, 2019	Street	1,582	1,087
Fifth Ave.	NY	September 20, 2019	Street	2,820	1,948

Vince Locations	State	Opening Date	Type	Gross Square Feet	Selling Square Feet
Total Street (16):				44,242	30,191
Malibu	CA	August 9, 2009	Lifestyle Center	1,298	1,070
Dallas	TX	August 28, 2009	Lifestyle Center	1,368	1,182
Boca Raton	FL	October 13, 2009	Mall	1,498	1,150
White Plains	NY	November 6, 2009	Mall	2,486	1,775
Atlanta	GA	April 16, 2010	Mall	1,643	1,356
Palo Alto	CA	September 17, 2010	Lifestyle Center	2,028	1,391
Bellevue Square	WA	November 5, 2010	Mall	1,460	1,113
Newport Beach	CA	May 20, 2011	Lifestyle Center	1,656	1,242
Chestnut Hill	MA	July 25, 2014	Lifestyle Center	2,357	1,886
Brookfield (Downtown)	NY	March 26, 2015	Lifestyle Center	2,966	2,373
Merrick Park (Coral Gables)	FL	April 30, 2015	Lifestyle Center	2,512	1,871
Washington D.C. City Center	DC	April 30, 2015	Lifestyle Center	3,202	2,562
Scottsdale Quarter	AZ	May 15, 2015	Lifestyle Center	2,753	2,200
Houston	TX	October 1, 2015	Lifestyle Center	2,998	2,398
Las Vegas	NV	April 1, 2016	Mall	3,220	2,576
Tyson's Galleria (McLean)	VA	April 29, 2016	Mall	2,668	2,134
The Grove	CA	May 23, 2016	Lifestyle Center	2,717	2,174
Troy	MI	May 27, 2016	Mall	2,700	2,160
King of Prussia	PA	August 18, 2016	Mall	2,600	2,080
San Diego (Fashion Valley)	CA	August 25, 2016	Lifestyle Center	2,817	2,254
Honolulu	HI	May 25, 2017	Mall	1,828	1,371
Short Hills	NJ	March 29, 2018	Mall	1,450	1,290
El Paseo Village	CA	April 26, 2018	Lifestyle Center	2,394	1,882
Waterside Shops	FL	May 24, 2018	Mall	1,723	1,315
The Domain	TX	June 28, 2018	Mall	1,719	1,375
Pacific Palisades	CA	October 4, 2018	Lifestyle Center	2,953	2,525
Palm Beach Gardens	FL	October 19, 2018	Mall	2,360	2,025
Aventura	FL	April 5, 2019	Mall	1,873	1,280
Santana Row	CA	August 8, 2019	Lifestyle Center	2,295	1,517
Mall at Millenia	FL	November 21, 2019	Mall	1,768	1,275
Hackensack	NJ	February 27, 2020	Mall	2,816	2,253
Total Mall and Lifestyle Centers (31)				70,126	55,055
Total Full-Price (47)				114,368	85,246
Cabazon	CA	November 11, 2011	Outlet	3,250	2,000
Riverhead	NY	November 30, 2012	Outlet	2,100	1,490
Chicago	IL	August 1, 2013	Outlet	3,485	2,599
Seattle	WA	August 30, 2013	Outlet	2,214	1,550
Las Vegas	NV	October 3, 2013	Outlet	2,028	1,420
San Marcos	TX	October 10, 2014	Outlet	2,433	1,703
Carlsbad	CA	October 24, 2014	Outlet	2,453	1,717
Wrentham	MA	September 29, 2014	Outlet	2,000	1,400
Camarillo	CA	February 1, 2015	Outlet	3,001	2,101
Livermore	CA	August 13, 2015	Outlet	2,500	1,767
Chicago Premium	IL	August 27, 2015	Outlet	2,300	1,840
Woodbury Commons	NY	November 6, 2015	Outlet	2,289	1,831
Sawgrass	FL	December 4, 2015	Outlet	2,539	1,771
National Harbor	MD	June 27, 2019	Outlet	2,400	1,865
Orlando	FL	November 24, 2020	Outlet	2,914	2,302
Total Outlets (15)				37,906	27,356
Total Vince Stores (62)				152,274	112,602

Rebecca Taylor Locations	State	Opening Date	Type	Gross Square Feet	Selling Square Feet
Fashion Island	CA	December 9, 2011	Lifestyle	2,196	1,500
Westchester	NY	June 22, 2012	Mall	1,400	1,110
Madison	NY	August 3, 2012	Street	4,338	1,901
Northpark	TX	April 20, 2017	Mall	1,800	1,450
Washington St.	NY	August 13, 2020	Street	1,827	1,027
Hackensack	NJ	December 3, 2020	Mall	2,816	2,253
Total Full-Price (6)				14,377	9,241
Cabazon	CA	October 9, 2020	Outlet	3,628	3,071
Sawgrass	FL	October 30, 2020	Outlet	2,770	2,150
Woodbury Commons	NY	November 6, 2020	Outlet	1,390	1,039
Total Outlets (3)				7,788	6,260
Total Rebecca Taylor Stores (9)				22,165	15,501

ITEM 3.LEGAL PROCEEDINGS.

On September 7, 2018, a complaint was filed in the United States District Court for the Eastern District of New York by certain stockholders (collectively, the “Plaintiff”), naming us as well as David Stefko, our Chief Financial Officer, one of our directors, certain of our former officers and directors, and Sun Capital and certain of its affiliates, as defendants. The complaint generally alleges that we and the named parties made false and/or misleading statements and/or failed to disclose matters relating to the transition of our ERP systems from Kellwood. The complaint brings causes of action for violations of Section 10(b) of the Exchange Act, as amended and Rule 10b-5 promulgated under the Exchange Act against us and the named parties and for violations of Section 20(a) of the Exchange Act against the individual parties, Sun Capital Partners, Inc. and its affiliates.  The complaint sought unspecified monetary damages and unspecified costs and fees. On January 28, 2019, in response to our motion to dismiss the original complaint, the Plaintiff filed an amended complaint, naming the same defendants as parties and asserting the same causes of action as those stated in the original complaint. On October 4, 2019, an individual stockholder filed a complaint marked as a related suit to the amended complaint, containing substantially identical allegations and claims against the same defendant parties. On September 9, 2020, the two complaints were dismissed in their entirety and the Plaintiff’s request for leave to replead was denied. On October 6, 2020, the Plaintiff filed notices of appeal. The appeals are pending.

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

Record Holders

As of March 31, 2021, there were 3 holders of record of our common stock.

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

We did not repurchase any shares of common stock during the three months ended January 30, 2021.

Unregistered Sales of Equity Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA.

As a “smaller reporting company” as defined by Rule 12b-2 of the Security Act of 1934, as amended (the “Exchange Act”), we are not required to provide the information in this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our fiscal year ends on the Saturday closest to January 31. Fiscal years 2020 and 2019 ended on January 30, 2021 (“fiscal 2020”) and February 1, 2020 (“fiscal 2019”), respectively. Fiscal years 2020 and 2019 each consisted of 52 weeks. The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report. All amounts disclosed are in thousands except store counts, share and per share data and percentages.

For purposes of this Annual Report, the “Company,” “we,” and “our,” refer to Vince Holding Corp. (“VHC”) and our wholly owned subsidiaries, including Vince Intermediate Holding, LLC (“Vince Intermediate”) and Vince, LLC. References to “Kellwood” refer, as applicable, to Kellwood Holding, LLC and its consolidated subsidiaries (including Kellwood Company, LLC) or the operations of the non-Vince businesses after giving effect to the Restructuring Transactions and prior to the Kellwood Sale. References to “Vince,” “Rebecca Taylor” or “Parker” refer only to the referenced brands.

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

COVID-19

The spread of COVID-19, which was declared a pandemic by the World Health Organization in March 2020, caused state and municipal public officials to mandate jurisdiction-wide curfews, including “shelter-in-place” and closures of most non-essential businesses as well as other measures to mitigate the spread of the virus.

The following summarizes the various measures we have implemented to effectively manage the business as well as the impacts from the COVID-19 pandemic during the year ended January 30, 2021.

•

While we continued to serve our customers through our online e-commerce websites during the periods in which we were forced to shut down all of our domestic and international retail locations alongside other retailers, including our wholesale partners, the store closures resulted in a sharp decline in our revenue and ability to generate cash flows from operations.  We began reopening stores during May 2020 and nearly all of the Company’s stores have since reopened in a limited capacity in accordance with state and local regulations related to the COVID-19 pandemic. Other than Hawaii and the UK which re-closed for a short period and subsequently re-opened based on the local stay-at-home order, we have not been impacted by any re-closure orders or regulations.

As a result of store closures and the decline in projected cash flows, the Company recognized a non-cash impairment charge related to property and equipment and operating lease right-of-use (“ROU”) assets to adjust the carrying amounts of certain store locations to their estimated fair value.  During the year ended January 30, 2021, the Company recorded an impairment of property and equipment and operating lease ROU assets of $4,470 and $8,556, respectively. The impairment charges are recorded within Impairment of long-lived assets on the Consolidated Statements of Operations and Comprehensive Income (Loss) in this Annual Report. See Note 1 “Description of Business and Summary of Significant Accounting Policies – (K) Impairment of Long-lived Assets” to the Consolidated Financial Statements in this Annual Report for additional information.

The Company incurred a non-cash impairment charge of $13,848 on goodwill and intangible assets during the year ended January 30, 2021 as a result of the decline in long-term projections due to COVID-19.  See Note 3 “Goodwill and Intangible Assets” to the Consolidated Financial Statements in this Annual Report for additional information;

•

We entered into a loan agreement with Sun Capital Partners, Inc. who own approximately 72% of the outstanding shares of the Company’s common stock (see Note 14 “Related Party Transactions” to the Consolidated Financial Statements in this Annual Report for further discussion regarding our relationship with Sun Capital), as well as amendments to our 2018 Term Loan Facility and our 2018 Revolving Credit Facility to provide additional liquidity and amend certain financial covenants to allow increased operational flexibility.  See Note 5 “Long-Term Debt and Financing Arrangements” to the Consolidated Financial Statements in this Annual Report for additional information;

•

Furloughed all of our retail store associates as well as a significant portion of our corporate associates during the period of store closures and reinstated a limited number of associates commensurate to the store re-openings as well as other business needs;

•	Temporarily reduced retained employee salaries and suspended board retainer fees;
•

Engaged in active discussions with landlords to address the current operating environment, including amending existing lease terms. See Note 12 “Leases” to the Consolidated Financial Statements in this Annual Report for additional information;

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

The COVID-19 pandemic remains highly volatile and continues to evolve on a daily basis. See Item 1A. Risk Factors — “Risks Related to Our Business and Industry — The COVID-19 pandemic has adversely affected, and is expected to continue to adversely affect, our business, financial condition, cash flow, liquidity and results of operations” for additional discussion regarding risks to our business associated with the COVID-19 pandemic.

Executive Overview

We are a global contemporary group, consisting of three brands: Vince, Rebecca Taylor and Parker. On November 3, 2019, we completed the acquisition of 100% of the equity interests of Rebecca Taylor, Inc. and Parker Holding, LLC from CLG. See Note 2 “Business Combinations” to the Consolidated Financial Statements in this Annual Report for additional information.

Vince, established in 2002, is a leading global luxury apparel and accessories brand best known for creating elevated yet understated pieces for every day effortless style. Known for its range of luxury products, Vince offers women’s and men’s ready-to-wear, footwear and accessories through 47 full-price retail stores, 15 outlet stores, its e-commerce site, vince.com and through its subscription service Vince Unfold, vinceunfold.com, as well as through premium wholesale channels globally.

Rebecca Taylor, founded in 1996 in New York City, is a contemporary womenswear line lauded for its signature prints, romantic detailing and vintage inspired aesthetic, reimagined for a modern era. The Rebecca Taylor collection is available at six full-price retail stores, three outlet stores, through its e-commerce site at rebeccataylor.com and through its subscription service Rebecca Taylor RNTD at rebeccataylorrntd.com, as well as through major department and specialty stores worldwide.

Parker, founded in 2008 in New York City, is a contemporary women’s fashion brand that is trend focused. While we continue to believe that the Parker brand complements our portfolio, during the first half of fiscal 2020 the Company decided to pause the creation of new products to focus resources on the operations of the Vince and Rebecca Taylor brands and to preserve liquidity. The Parker collection was previously available through major department stores and specialty stores worldwide as well as through its e-commerce website.

We serve our customers through a variety of channels that reinforce our brand images. Our diversified channel strategy allows us to introduce our products to customers through multiple distribution points that are presented in three reportable segments: Vince Wholesale, Vince Direct-to-consumer and Rebecca Taylor and Parker.

Results of Operations

Comparable Sales

Comparable sales include our e-commerce sales in order to align with how we manage our brick-and-mortar retail stores and e-commerce online stores as a combined single direct-to-consumer channel of distribution. As a result of our omni-channel sales and inventory strategy, as well as cross-channel customer shopping patterns, there is less distinction between our brick-and-mortar retail stores and our e-commerce online stores and we believe the inclusion of e-commerce sales in our comparable sales metric is a more meaningful representation of these results and provides a more comprehensive view of our year over year comparable sales metric.

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

As a result of the extensive temporary store closures due to the COVID-19 pandemic, comparable sales are not a meaningful metric for the year ended January 30, 2021 and we have not included a discussion within our Results of Operations.

Fiscal 2020 Compared to Fiscal 2019

The following table presents, for the periods indicated, our operating results as a percentage of net sales as well as earnings (loss) per share data:

	Fiscal Year
	2020		2019		Variances
		% of Net		% of Net
	Amount	Sales	Amount	Sales	Amount	Percent
(in thousands, except per share data and percentages)
Statements of Operations:
Net sales	$219,870	100.0%	$375,187	100.0%	$(155,317)	(41.4)%
Cost of products sold	131,273	59.7%	196,757	52.4%	(65,484)	(33.3)%
Gross profit	88,597	40.3%	178,430	47.6%	(89,833)	(50.3)%
Impairment of goodwill and intangible assets	13,848	6.3%	19,491	5.2%	(5,643)	(29.0)%
Impairment of long-lived assets	13,026	5.9%	818	0.2%	12,208	*
Selling, general and administrative expenses	122,803	55.9%	178,511	47.6%	(55,708)	(31.2)%
Loss from operations	(61,080)	(27.8)%	(20,390)	(5.4)%	(40,690)	199.6%
Interest expense, net	5,007	2.3%	4,958	1.3%	49	1.0%
Other income, net	(2,304)	(1.1)%	(55,842)	(14.8)%	53,538	*
(Loss) income before income taxes	(63,783)	(29.0)%	30,494	8.1%	(94,277)	*
Provision for income taxes	1,866	0.9%	98	0.0%	1,768	1,804.1%
Net (loss) income	$(65,649)	(29.9)%	$30,396	8.1%	$(96,045)	*
Earnings (loss) per share:
Basic (loss) earnings per share	$(5.58)		$2.60
Diluted (loss) earnings per share	$(5.58)		$2.55

(*) Not meaningful

Net sales for fiscal 2020 were $219,870, decreasing $155,317, or 41.4%, versus $375,187 for fiscal 2019.

Gross profit decreased $89,833, or 50.3%, to $88,597 in fiscal 2020 from $178,430 in fiscal 2019. As a percentage of sales, gross margin was 40.3%, compared with 47.6% in the prior year. The total gross margin rate decrease was primarily driven by the following factors:

•	The unfavorable impact of increased promotional activity contributed negatively by approximately 550 basis points;
•	The unfavorable impact of year-over-year adjustments to inventory reserves contributed negatively by approximately 160 basis points; and
•	The unfavorable impact of deleveraging of supply chain costs contributed negatively by approximately 150 basis points; which was offset by
•	The favorable impact from a decrease in sales allowances contributed positively by approximately 200 basis points.

Impairment of goodwill and intangible assets for the year ended January 30, 2021 was $13,848 which includes the impairment of $9,462 related to goodwill and $4,386 related to indefinite-lived tradenames. Impairment of goodwill and intangible assets for the year ended February 1, 2020 was $19,491 which includes the impairment of $2,129 related to goodwill, $11,247 related to indefinite-lived tradenames, and $6,115 related to definite-lived customer lists, all related to the Rebecca Taylor and Parker segment.

Impairment of long-lived assets for the year ended January 30, 2021 was $13,026 which includes the impairment of $4,470 related to property and equipment and $8,556 related to operating lease ROU assets. Impairment of long-lived assets for the year ended February 1, 2020 was $818 which includes the impairment of $641 related to property and equipment and $177 related to operating lease ROU assets.

Selling, general and administrative (“SG&A”) expenses for fiscal 2020 were $122,803, decreasing $55,708, or 31.2%, versus $178,511 for fiscal 2019. SG&A expenses as a percentage of sales were 55.9% and 47.6% for fiscal 2020 and fiscal 2019, respectively. The change in SG&A expenses compared to the prior year period was primarily due to:

•

$28,176 of decreased compensation and benefits, primarily due to the actions taken in response to COVID-19 including the impact of furloughing our retail store associates as well as a significant portion of our corporate associates, temporarily reducing retained employee salaries, lower bonus expense, reduced share-based compensation expense and reduced headcount;

•	$6,761 of decreased travel and entertainment, consulting and other third-party costs as a result of our streamlined expense structure in response to COVID-19;
•	$5,959 of decreased marketing and advertising costs as a result of streamlining our expense structure in response to COVID-19;
•	$5,613 of decreased rent and occupancy expense as a result of rent abatements, rent deferrals, rent reductions and other concessions, resulting from negotiations with landlords;
•	$3,571 of decreased transaction related expenses as a result of the acquisitions of Rebecca Taylor, Inc. and Parker Holding, LLC in the prior year; and
•	$2,652 of decreased product development costs.

The above decreases were partially offset by:

•	$2,222 of increased bad debt expense related to the risk associated with our ability to collect outstanding receivables from our customers as a result of COVID-19.

Interest expense, net increased $49, or 1.0%, to $5,007 in fiscal 2020 from $4,958 in fiscal 2019 primarily due to the composition of debt.

Other (income) expense, net was $(2,304) in fiscal 2020 and $(55,842) in fiscal 2019. The change was primarily attributable to a benefit from re-measurement of the liability related to the Tax Receivable Agreement (“TRA”). See “Critical Accounting Policies – Tax Receivable Agreement” below and Note 14 “Related Party Transactions” to the Consolidated Financial Statements in this Annual Report for further information.

Provision for income taxes for fiscal 2020 was $1,866 as compared to $98 for fiscal 2019. Our effective tax rate for fiscal 2020 and fiscal 2019 was (2.9)% and 0.3%, respectively. The effective tax rate for fiscal 2020 differed from the U.S. statutory rate of 21% primarily due to the impact of the valuation allowance established against our deferred tax assets partly offset by state taxes. The effective tax rate for fiscal 2019 differed from the U.S. statutory rate of 21% primarily due to the impact of pre-tax items with no corresponding tax impact, primarily the revaluation of the TRA liability as well as the impairment of goodwill and intangible assets, partially offset by the impact of state taxes, and the impact of the valuation allowance established against our deferred tax asset.

Performance by Segment

The Company has identified three reportable segments as further described below:

•	Vince Wholesale segment—consists of the Company’s operations to distribute Vince brand products to major department stores and specialty stores in the United States and select international markets;

•

Vince Direct-to-consumer segment—consists of the Company’s operations to distribute Vince brand products directly to the consumer through its Vince branded full-price specialty retail stores, outlet stores, and e-commerce platform, and its subscription business Vince Unfold; and

•

Rebecca Taylor and Parker segment—consists of the Company’s operations to distribute Rebecca Taylor and Parker brand products to major department stores and specialty stores in the U.S. and select international markets, directly to the consumer through their own branded e-commerce platforms and Rebecca Taylor retail and outlet stores, and through its subscription business Rebecca Taylor RNTD.

Unallocated corporate expenses are related to the Vince brand and are comprised of SG&A expenses attributable to corporate and administrative activities (such as marketing, design, finance, information technology, legal and human resources departments), and other charges that are not directly attributable to the Company’s Vince Wholesale and Vince Direct-to-consumer reportable segments.

	Fiscal Year
(in thousands)	2020	2019
Net Sales:
Vince Wholesale	$105,737	$166,805
Vince Direct-to-consumer	86,326	133,412
Rebecca Taylor and Parker	27,807	74,970
Total net sales	$219,870	$375,187

Income (loss) from operations:
Vince Wholesale	$30,059	$55,440
Vince Direct-to-consumer	(20,734)	10,127
Rebecca Taylor and Parker	(16,112)	(28,562)
Subtotal	(6,787)	37,005
Unallocated corporate	(54,293)	(57,395)
Total loss from operations	$(61,080)	$(20,390)

Vince Wholesale

	Fiscal Year
(in thousands)	2020	2019	$ Change
Net sales	$105,737	$166,805	$(61,068)
Income from operations	30,059	55,440	(25,381)

Net sales from our Vince Wholesale segment decreased $61,068, or 36.6%, to $105,737 in fiscal 2020 from $166,805 in fiscal 2019, primarily due to the delay and cancellation of order receipts as a result of the temporary closure of our wholesale partner’s doors due to COVID-19 as well as lower off-price shipments.

Income from operations from our Vince Wholesale segment decreased $25,381, or 45.8%, to $30,059 in fiscal 2020 from $55,440 in fiscal 2019 primarily due to the aforementioned decrease in sales and the unfavorable impact of year-over-year adjustments to inventory and accounts receivable reserves, partly offset by reduced spending.

Vince Direct-to-consumer

	Fiscal Year
(in thousands)	2020	2019	$ Change
Net sales	$86,326	$133,412	$(47,086)
(Loss) income from operations	(20,734)	10,127	(30,861)

Net sales from our Vince Direct-to-consumer segment decreased $47,086, or 35.3%, to $86,326 in fiscal 2020 from $133,412 in fiscal 2019. The decrease in sales was primarily due to the temporary store closures of our domestic and international retail locations due to COVID-19 and reduced traffic partly offset by growth of over 25% in e-commerce, which includes Vince Unfold. Since the end of fiscal 2019, our total retail store count remains unchanged, bringing our total retail store count to 62 consisting of 47 full price stores and 15 outlet stores as of January 30, 2021, compared to 62 (consisting of 48 full price stores and 14 outlet stores) as of February 1, 2020.

Our Vince Direct-to-consumer segment had a loss from operations of $20,734 in fiscal 2020 compared to income from operations of $10,127 in fiscal 2019. The decrease was primarily due to the aforementioned decrease in sales, as well as the impairment of property and equipment and operating lease ROU assets, partly offset by reduced spending and lower rent and occupancy expense.

Rebecca Taylor and Parker

	Fiscal Year
(in thousands)	2020	2019	$ Change
Net sales	$27,807	$74,970	$(47,163)
Loss from operations	(16,112)	(28,562)	12,450

Net sales from our Rebecca Taylor and Parker segment decreased $47,163, or 62.9%, to $27,807 in fiscal 2020 from $74,970 in fiscal 2019 primarily due to a $38,506 decrease in wholesale sales and a $8,657 decrease in the direct-to-consumer channels primarily due to temporary store closures of our domestic retail locations alongside other retailers, including our wholesale partners, as well as due to our strategic initiatives to refresh the Rebecca Taylor brand and our pause in the development of new product for the Parker brand.

Loss from operations from our Rebecca Taylor and Parker segment decreased $12,450, or 43.6%, to $16,112 in fiscal 2020 from $28,562, in fiscal 2019. The decrease was primarily driven by the impairment of goodwill, intangible assets, and long-lived assets recognized during fiscal 2019.

Liquidity and Capital Resources

Our sources of liquidity are cash and cash equivalents, cash flows from operations, if any, borrowings available under the 2018 Revolving Credit Facility and our ability to access capital markets. Our primary cash needs are funding working capital requirements, meeting our debt service requirements and capital expenditures for new stores and related leasehold improvements. The most significant components of our working capital are cash and cash equivalents, accounts receivable, inventories, accounts payable and other current liabilities. In light of the COVID-19 pandemic, we have taken various measures to improve our liquidity as described above (see “COVID-19”).  Based on these measures and our current expectations, we believe that our sources of liquidity will generate sufficient cash flows to meet our obligations during the next twelve months from the date these financial statements are issued.

Amendments to Existing Credit Facilities

On June 8, 2020, Vince, LLC entered into the Third Amendment (the “Third Revolver Amendment”) to the 2018 Revolving Credit Facility (as defined below) and the Third Amendment (the “Third Term Loan Amendment”) to the 2018 Term Loan Credit Facility (as defined below). The Third Revolver Amendment, among others, temporarily increased availability under the facility’s borrowing base by increasing the aggregate commitments to $110,000 from $100,000 through November 30, 2020 and revises certain eligibility criteria of trade receivables to be included in the borrowing base during that period, as well as waived certain events of default. The Third Term Loan Amendment, among others, temporarily suspended the requirement to maintain a specified Consolidated Fixed Charge Coverage Ratio through the delivery of a compliance certificate relating to the fiscal quarter ending July 31, 2021, and replaced it with a springing covenant, under which the obligation to maintain a specified Consolidated Fixed Charge Coverage Ratio of 1.0 to 1.0 is triggered only when the excess availability under the 2018 Revolving Credit Facility falls below $15,000, or for the period between September 6, 2020 and January 9, 2021, $10,000, and for the period between January 10, 2021 and January 31, 2021, $12,500. The Third Term Loan Amendment also revised the Consolidated Fixed Charge Coverage Ratio required to be maintained following the period of the covenant suspension such that the required ratio is now 1.50 to 1.0 for the fiscal quarter ending July 31, 2021 and 1.75 to 1.0 for each fiscal quarter thereafter, as well as waived certain events of default.

On December 11, 2020, Vince, LLC entered into the Fifth Amendment (the “Fifth Revolver Amendment”) to the 2018 Revolving Credit Facility and the Fifth Amendment (the “Fifth Term Loan Amendment”) to the 2018 Term Loan Facility. The amendments, among others, extended the period during which the testing under a financial covenant is suspended, lowered the fixed charge coverage ratio to be maintained thereafter, extended the applicability of certain revised eligibility criteria for trade receivables and waived certain term loan amortization payments.

On April 26, 2021, Vince, LLC entered into the Sixth Amendment (the “Sixth Term Loan Amendment”) to the 2018 Term Loan Facility. This amendment extends the waiver of the fixed charge coverage ratio measurement until January 28, 2023 in order to create more flexibility as the Company recovers from the pandemic. Until January 28, 2023, Vince will continue to be subject to the springing covenant whereby Vince is required to maintain a fixed charge coverage ratio of 1.0 to 1.0 in the event the excess availability under its existing revolver facility is less than $7,500 until July 31, 2021 and $10,000 after August 1, 2021. Concurrently with the Sixth Term Loan Amendment, the Company entered into the Sixth Amendment (the “Sixth Revolver Amendment”) to the 2018 Revolving Credit Facility which consents to the Sixth Term Loan Amendment and amends certain definitions to reflect the Sixth Term Loan Amendment.

See “Financing Activities” below, Note 5 “Long-Term Debt and Financing Arrangements” and Note 15 “Subsequent Events” to the Consolidated Financial Statements in this Annual Report for more details on these amendments.

Third Lien Credit Agreement

On December 11, 2020, Vince, LLC entered into a $20,000 subordinated term loan credit facility (the “Third Lien Credit Facility”) pursuant to a credit agreement (the “Third Lien Credit Agreement”), dated December 11, 2020, by and among Vince, LLC, as the borrower, SK Financial Services, LLC (“SK Financial”), as agent and lender, and other lenders from time to time party thereto. SK Financial is an affiliate of Sun Capital, whose affiliates own approximately 72% of the Company’s common stock.  The Third Lien Credit Facility was reviewed and approved by the Special Committee of the Company’s Board of Directors, consisting solely of directors not affiliated with Sun Capital, which committee was represented by independent legal advisors. Interest and closing fees on loans under the Third Lien Credit Facility are payable in kind. The proceeds were received on December 11, 2020 and were used to repay a portion of the borrowings outstanding under the 2018 Revolving Credit Facility. See “Financing Activities” below and Note 5 “Long-Term Debt and Financing Arrangements” to the Consolidated Financial Statements in this Annual Report for more details.

Operating Activities

	Fiscal Year
(in thousands)	2020	2019
Operating activities
Net (loss) income	$(65,649)	$30,396
Add (deduct) items not affecting operating cash flows:
Adjustment to Tax Receivable Agreement Liability	(2,320)	(55,953)
Impairment of goodwill and intangible assets	13,848	19,491
Impairment of long-lived assets	13,026	818
Depreciation and amortization	6,898	9,602
Provision for bad debt	2,194	(51)
Loss on disposal of property and equipment	—	128
Amortization of deferred financing costs	674	554
Deferred income taxes	1,687	101
Share-based compensation expense	1,275	2,033
Capitalized PIK Interest	348	—
Other, net	—	(304)
Changes in assets and liabilities:
Receivables, net	6,594	(2,577)
Inventories	(1,823)	5,252
Prepaid expenses and other current assets	533	2,942
Accounts payable and accrued expenses	(6,563)	7,606
Other assets and liabilities	4,207	(3,219)
Net cash (used in) provided by operating activities	$(25,071)	$16,819

Net cash used in operating activities during fiscal 2020 was $25,071 which consisted of a net loss of $65,649, impacted by non-cash items of $37,630 and cash provided by working capital of $2,948. Net cash provided by working capital resulted from a cash inflow in receivables, net of $6,594 driven largely by the timing of collections offset by a cash outflow in accounts payable and accrued expenses of $6,563 primarily due to the timing of payments to vendors and a cash outflow in inventories of $1,823 as higher aged inventory (which was driven by the impact of COVID-19) was mostly offset by reduced inventory purchases and the timing of inventory receipts.

Net cash provided by operating activities during fiscal 2019 was $16,819 which consisted of a net income of $30,396, impacted by non-cash items of $(23,581) and cash provided by working capital of $10,004. Net cash provided by working capital resulted from a cash inflow in accounts payable and accrued expenses of $7,606 primarily due to the timing of payments to vendors and a cash inflow in inventories of $5,252 due to lower in-transit inventories, partly offset by a cash outflow in receivables, net of $2,577 driven largely by the timing of collections.

Investing Activities

	Fiscal Year
(in thousands)	2020	2019

Investing activities
Payments for capital expenditures	$(3,497)	$(4,523)
Net cash used in investing activities	$(3,497)	$(4,523)

Net cash used in investing activities of $3,497 during fiscal 2020 represents capital expenditures related to retail store build-outs, including leasehold improvements and store fixtures.

Net cash used in investing activities of $4,523 during fiscal 2019 represents capital expenditures related to retail store build-outs, including leasehold improvements and store fixtures.

Financing Activities

	Fiscal Year
(in thousands)	2020	2019
Financing activities
Proceeds from borrowings under the Revolving Credit Facilities	$250,398	$310,434
Repayment of borrowings under the Revolving Credit Facilities	(237,722)	(301,727)
Proceeds from borrowings under the Revolving Credit Facilities - Acquired Businesses	—	11,761
Repayment of borrowings under the Revolving Credit Facilities - Acquired Businesses	—	(29,410)
Repayment of borrowings under the Term Loan Facilities	—	(2,750)
Proceeds from borrowings under the Third Lien Credit Facility	20,000	—
Tax withholdings related to restricted stock vesting	(222)	(321)
Proceeds from stock option exercises, restricted stock vesting, and issuance of common stock under employee stock purchase plan	48	35
Financing fees	(715)	(13)
Net cash provided by (used in) financing activities	$31,787	$(11,991)

Net cash provided by financing activities was $31,787 during fiscal 2020, primarily consisting of $20,000 of net proceeds from borrowings under the Third Lien Credit Facility and $12,676 of net proceeds from borrowings under the 2018 Revolving Credit Facility.

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

The 2018 Term Loan Facility contains a requirement that Vince, LLC maintain a Consolidated Fixed Charge Coverage Ratio (as defined in the credit agreement for the 2018 Term Loan Facility) as of the last day of any period of four fiscal quarters not to exceed 0.85:1.00 for the fiscal quarter ended November 3, 2018, 1.00:1.00 for the fiscal quarter ended February 2, 2019, 1.20:1.00 for the fiscal quarter ended May 4, 2019, 1.35:1.00 for the fiscal quarter ending August 3, 2019, 1.50:1.00 for the fiscal quarters ending November 2, 2019 and February 1, 2020 and 1.75:1.00 for the fiscal quarter ending May 2, 2020 and each fiscal quarter thereafter. In addition, the 2018 Term Loan Facility contains customary representations and warranties, other covenants, and events of default, including but not limited to, covenants with respect to limitations on the incurrence of additional indebtedness, liens, burdensome agreements, guarantees, investments, loans, asset sales, mergers, acquisitions, prepayment of other debt, the repurchase of capital stock, transactions with affiliates, and the ability to change the nature of the Company’s business or its fiscal year, and distributions and dividends. The 2018 Term Loan Facility generally permits dividends to the extent that no default or event of default is continuing or would result from a contemplated dividend, so long as (i) after giving pro forma effect to the contemplated dividend and for the following six months Excess Availability will be at least the greater of 20.0% of the Loan Cap (as defined in the credit agreement for the 2018 Term Loan Facility) and $10,000, (ii) after giving pro forma effect to the contemplated dividend, the Consolidated Fixed Charge Coverage Ratio for the 12 months preceding such dividend will be greater than or equal to 1.0 to 1.0 (provided that the Consolidated Fixed Charge Coverage Ratio may be less than 1.0 to 1.0 if, after giving pro forma effect to the contemplated dividend, Excess Availability for the six fiscal months following the dividend is at least the greater of 25.0% of the Loan Cap and $12,500), and (iii) the pro forma Fixed Charge Coverage Ratio after giving effect to such contemplated dividend is no less than the minimum Consolidated Fixed Charge Coverage Ratio for such quarter. In addition, the 2018 Term Loan Facility is subject to a Borrowing Base (as defined in the credit agreement of the 2018 Term Loan Facility) which can, under certain conditions, result in the imposition of a reserve under the 2018 Revolving Credit Facility. As of January 30, 2021, the Company was in compliance with applicable covenants.

The 2018 Term Loan Facility also contains an Excess Cash Flow (as defined in the credit agreement for the 2018 Term Loan Facility) sweep requirement in which Vince, LLC remits 50% of Excess Cash Flow reduced on a dollar-for-dollar basis by any voluntary prepayments of the 2018 Term Loan Facility or the 2018 Revolving Credit Facility (to the extent accompanied by a permanent reduction in commitments) during such fiscal year or after the fiscal year but prior to the date of the excess cash flow payment, to be applied to the outstanding principal balance commencing 10 business days after the filing of the Company’s Annual Report on Form 10-K starting from fiscal year ended February 1, 2020. There was no such payment due for fiscal years ended January 30, 2021 and February 1, 2020.

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

As a result of the Third Term Loan Amendment, the Company incurred $383 of additional financing costs.  In accordance with ASC Topic 470, “Debt”, the Company accounted for this amendment as a debt modification and has recorded $233 of the financing costs paid to third parties within selling, general and administrative expenses on the Consolidated Statements of Operations and Comprehensive Income (Loss) in this Annual Report for fiscal 2020.  The remaining $150 of financing costs are recorded as deferred debt issuance costs which will be amortized over the remaining term of the 2018 Term Loan Facility.

On December 11, 2020, Vince, LLC entered into the Fifth Term Loan Amendment to the 2018 Term Loan Facility. The Fifth Term Loan Amendment, among other things, (i) extends the suspension of the FCCR covenant through the Extended Accommodation Period; (ii) extends the period through which the applicable margin is increased to 9.0% or 7.0%, subject to a pricing grid based on Consolidated EBITDA through the Extended Accommodation Period; (iii) extends the period from October 30, 2021 to January 29, 2022, during which the cap on which certain items eligible to be added back to “Consolidated EBITDA” (as defined in the 2018 Term Loan Facility) is increased to 27.5% from 22.5%; (iv) requires Vince, LLC to maintain an FCCR of 1.0 to 1.0 in the event the excess availability under the 2018 Revolving Credit Facility is less than (x) $7,500 through the end of the Accommodation Period; and (y) $10,000 from August 1, 2020 through the end of the Extended Accommodation Period; (v) revises the FCCR required to be maintained commencing with the fiscal quarter ending January 29, 2022 and for each fiscal quarter thereafter to be 1.25 to 1.0; (vi) waives the amortization payments due on January 1, 2021, April 1, 2021, July 1, 2021, October 1, 2021 and January 1, 2022; (vii) permits Vince, LLC to incur the debt under the Third Lien Credit Facility (as described below); (viii) resets the prepayment premium to 3.0% of the prepaid amount if prepaid prior to the first anniversary of the Fifth Term Loan Amendment effective date, 1.5% of the prepaid amount if  prepaid prior to the second anniversary of the Fifth Term Loan Amendment effective date and 0% thereafter; (ix) requires an engagement by the Company of a financial advisor from February 1, 2021 until March 31, 2021 (or until the excess availability is greater than 25% of the loan cap for a period of at least thirty days, whichever is later) to assist in the preparation of certain financial reports, including the review of the weekly cashflow reports and other items; and (x) revises the advance rate on the intellectual property to 60% of its appraised value. As of April 2021, the requirement to engage a financial advisor has been satisfied.

As a result of the Fifth Term Loan Amendment, the Company incurred $150 of additional financing costs. In accordance with ASC Topic 470, “Debt”, the Company accounted for this amendment as a debt modification and has recorded the additional deferred financing costs as deferred debt issuance costs which will be amortized over the remaining term of the 2018 Term Loan Facility and are included in accrued liabilities on the Consolidated Balance Sheet as of January 30, 2021.

On April 26, 2021, Vince, LLC entered into the Sixth Term Loan Amendment to the 2018 Term Loan Facility. See Note 15 “Subsequent Events” to the Consolidated Financial Statements in this Annual Report for further information.

Through January 30, 2021, on an inception to date basis, the Company had made repayments totaling $2,750 in the aggregate on the 2018 Term Loan Facility. As of January 30, 2021, the Company had $24,750 of debt outstanding under the 2018 Term Loan Facility.

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

The 2018 Revolving Credit Facility contains representations and warranties, other covenants and events of default that are customary for this type of financing, including covenants with respect to limitations on the incurrence of additional indebtedness, liens, burdensome agreements, guarantees, investments, loans, asset sales, mergers, acquisitions, prepayment of other debt, the repurchase of capital stock, transactions with affiliates, and the ability to change the nature of the Company’s business or its fiscal year. The 2018 Revolving Credit Facility generally permits dividends in the absence of any event of default (including any event of default arising from a contemplated dividend), so long as (i) after giving pro forma effect to the contemplated dividend and for the following six months Excess Availability will be at least the greater of 20.0% of the Loan Cap and $10,000 and (ii) after giving pro forma effect to the contemplated dividend, the Consolidated Fixed Charge Coverage Ratio for the 12 months preceding such dividend will be greater than or equal to 1.0 to 1.0 (provided that the Consolidated Fixed Charge Coverage Ratio may be less than 1.0 to 1.0 if, after giving pro forma effect to the contemplated dividend, Excess Availability for the six fiscal months following the dividend is at least the greater of 25.0% of the Loan Cap and $12,500). As of January 30, 2021, the Company was in compliance with applicable covenants.

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

On December 11, 2020, Vince, LLC entered into the Fifth Revolver Amendment to the 2018 Revolving Credit Facility. The Fifth Revolver Amendment, among other things, (i) extends the period from November 30, 2020 to July 31, 2021 (such period, “Accommodation Period”), during which the eligibility of certain account debtors is revised by extending by 30 days the time those accounts may remain outstanding past due as well as increasing the concentration limits of certain account debtors; (ii) extends the period through which the applicable margin on all borrowings of revolving loans by 0.75% per annum during such Accommodation Period; (iii) extends the period from October 30, 2021 to January 29, 2022, during which the cap on which certain items eligible to be added back to “Consolidated EBITDA” (as defined in the 2018 Revolving Credit Facility) is increased to 27.5% from 22.5%; (iv) extends the temporary suspension of the Consolidated Fixed Charge Coverage Ratio (“FCCR”) covenant through the delivery of a compliance certificate relating to the fiscal quarter ended January 29, 2022 (such period, the “Extended Accommodation Period”), other than the fiscal quarter ending January 29, 2022; (v) requires Vince, LLC to maintain an FCCR of 1.0 to 1.0 in the event the excess availability under the 2018 Revolving Credit Facility is less than (x) $7,500 through the end of the Accommodation Period; and (y) $10,000 from August 1, 2020 through the end of the Extended Accommodation Period; (vi) permits Vince, LLC to incur the debt under the Third Lien Credit Facility (as described below); (vii) revises the definition of “Cash Dominion Trigger Amount” to mean $15,000 through the end of the Extended Accommodation Period and at all other times thereafter, 12.5% of the loan cap and $5,000, whichever is greater; (viii) deems the Cash Dominion Event (as defined in the 2018 Revolving Credit Facility) as triggered during the Accommodation Period; and (ix) requires an engagement by the Company of a financial advisor from February 1, 2021 until March 31, 2021 (or until the excess availability is greater than 25% of the loan cap for a period of at least thirty days, whichever is later) to assist in the preparation of certain financial reports, including the review of the weekly cashflow reports and other items. As of April 2021, the requirement to engage a financial advisor has been satisfied.

As a result of the Fifth Revolver Amendment, the Company incurred $204 of additional deferred financing costs. In accordance with ASC Topic 470, “Debt”, the Company accounted for this amendment as a debt modification and has recorded the additional deferred financing costs as deferred debt issuance costs which will be amortized over the remaining term of the 2018 Revolving Credit Facility. $100 of financing costs are included in accrued liabilities on the Consolidated Balance Sheet as of January 30, 2021.

Concurrently with the Sixth Term Loan Amendment, the Company entered into the Sixth Revolver Amendment to the 2018 Revolving Credit Facility. See Note 15 “Subsequent Events” to the Consolidated Financial Statements in this Annual Report for further information.

As of January 30, 2021, $30,176 was available under the 2018 Revolving Credit Facility, net of the loan cap, and there were $40,399 of borrowings outstanding and $5,195 of letters of credit outstanding under the 2018 Revolving Credit Facility. The weighted average interest rate for borrowings outstanding under the 2018 Revolving Credit Facility as of January 30, 2021 was 3.8%.

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

The Company has incurred $485 in deferred financing costs associated with the Third Lien Credit Facility of which a $400 closing fee is payable in kind and is added to the principal balance. These deferred financing costs are recorded as deferred debt issuance costs which will be amortized over the remaining term of the Third Lien Credit.

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

The proceeds were received on December 11, 2020 and were used to repay a portion of the borrowings outstanding under the 2018 Revolving Credit Facility.

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

Contractual Obligations

The following table summarizes our contractual obligations as of January 30, 2021:

	Future payments due by period
(in thousands)	2021	2022-2023	2024-2025	Thereafter	Total
Unrecorded contractual obligations
Other contractual obligations (1)	$42,065	$2,188	$—	$—	$44,253
Recorded contractual obligations
Operating lease obligations	28,590	52,960	38,130	22,023	141,703
Long-term debt obligations	—	24,750	20,748	—	45,498
Tax Receivable Agreement (2)					—
Total	$70,655	$79,898	$58,878	$22,023	$231,454

(1)	Consists primarily of inventory purchase obligations and service contracts.
(2)	VHC entered into the Tax Receivable Agreement with the Pre-IPO Stockholders (as described in Note 14 “Related Party Transactions” to the Consolidated Financial Statements in this Annual Report).

The summary above does not include the following items:

•

As of January 30, 2021, we have recorded $2,304 of unrecognized tax benefits, excluding interest and penalties. We are unable to make reliable estimates of cash flows by period due to the inherent uncertainty surrounding the effective settlement of these positions.

•

Interest payable under the 2018 Term Loan Facility, which is calculated at a rate equal to the 90-day LIBOR rate (subject to a 1.0% floor) plus applicable margins subject to a pricing grid based on a minimum Consolidated EBITDA (as defined in the credit agreement for the 2018 Term Loan Facility) calculation. The Third Term Loan Amendment and the Fifth Term Loan Amendment, among other things, temporarily revised the applicable margin to be 9.0% for one year after the Third Term Loan Amendment effective date (2.0% of which is to be accrued but not payable in cash until the first anniversary of the Third Term Loan Amendment effective date) and after such time and through the Extended Accommodation Period, 9.0% or 7.0% depending on the amount of Consolidated EBITDA. See Note 5 “Long-Term Debt and Financing Arrangements” to the Consolidated Financial Statements in this Annual Report for additional information.

•

Interest payable under the 2018 Revolving Credit facility, which is calculated at either the LIBOR rate (subject to a 1.0% floor) or the Base Rate, in each case, with applicable margins subject to a pricing grid based on an average daily excess availability calculation. The “Base Rate” means, for any day, a fluctuating rate per annum equal to the highest of (i) the rate of interest in effect for such day as publicly announced from time to time by Citizens as its prime rate; (ii) the Federal Funds Rate for such day, plus 0.5%; and (iii) the LIBOR Rate for a one month interest period as determined on such day, plus 1.00%. The Third Revolver Amendment and the Fifth Revolver Amendment, among other things, temporarily increased the applicable margin on all borrowings of revolving loans by 0.75% per annum through the adjustment date following the Accommodation Period. See Note 5 “Long-Term Debt and Financing Arrangements” to the Consolidated Financial Statements in this Annual Report for additional information.

•

Interest payable under the Third Lien Credit Facility is payable in kind at a rate equal to the LIBOR rate (subject to a floor of 1.0%) plus applicable margins subject to a pricing grid based on a minimum Consolidated EBITDA (as defined in the Third Lien Credit Agreement).

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

At January 30, 2021, a hypothetical 1% change in the reserves for allowances would have resulted in a change of $76 in accounts receivable and net sales.

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

At January 30, 2021, a hypothetical 1% change in the inventory obsolescence reserve would have resulted in a change of $82 in inventory, net of cost of products sold.

Fair Value Assessments of Goodwill and Other Indefinite-Lived Intangible Assets

Goodwill and other indefinite-lived intangible assets are tested for impairment at least annually and in an interim period if a triggering event occurs. As discussed in further detail below, we determined that a triggering event occurred during the first quarter of fiscal 2020 and during the second quarter of fiscal 2019.

An entity may elect to perform a qualitative impairment assessment for goodwill and indefinite-lived intangible assets. If adverse qualitative trends are identified during the qualitative assessment that indicate that it is more likely than not that the fair value of a reporting unit or indefinite-lived intangible asset is less than its carrying amount, a quantitative impairment test is required. “Step one” of the quantitative impairment test for goodwill requires an entity to determine the fair value of each reporting unit and compare such fair value to the respective carrying amount. If the estimated fair value of the reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is not impaired, and we are not required to perform further testing. If the carrying amount of the reporting unit exceeds its estimated fair value, an impairment loss is recorded for the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The goodwill impairment test is dependent on a number of factors, including estimates of projected revenues, EBITDA margins, long-term growth rates, working capital, discount rates and other variables. We base our estimates on assumptions we believe to be reasonable, but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates.

We estimate the fair value of our tradename intangible assets using a discounted cash flow valuation analysis, which is based on the “relief from royalty” methodology. This methodology assumes that in lieu of ownership, a third party would be willing to pay a royalty in order to exploit the related benefits of these types of assets. The relief from royalty approach is dependent on a number of factors, including estimates of projected revenues, royalty rates in the category of intellectual property, discount rates and other variables.  We base our fair value estimates on assumptions we believe to be reasonable, but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates. We recognize an impairment loss when the estimated fair value of the tradename intangible asset is less than the carrying value.

An entity may pass on performing the qualitative assessment for a reporting unit or indefinite-lived intangible asset and directly perform the quantitative assessment. This determination can be made on an asset by asset basis, and an entity may resume performing a qualitative assessment in subsequent periods.

During the first quarter of fiscal 2020, the Company determined that a triggering event had occurred as a result of changes to the Company’s long-term projections driven by the impacts of COVID-19. The change in performance was primarily driven by the shutdown of the wholesale partners’ retail locations domestically and internationally, resulting in reduced orders, decreased revenue and lower current and expected future cash flow. The Company performed an interim quantitative impairment assessment of goodwill and intangible assets.

A quantitative impairment test on the goodwill allocated to the Vince Wholesale reporting unit determined that the fair value was below the carrying value. The Company estimated the fair value using a combination of discounted cash flows and market comparisons. “Step one” of the assessment determined that the fair value was below the carrying amount by $9,462, and as a result the Company recorded a goodwill impairment charge of $9,462 within Impairment of goodwill and intangible assets on the Consolidated Statements of Operations and Comprehensive Income (Loss) in fiscal 2020.

The Company estimated the fair value of the Vince and Rebecca Taylor tradename indefinite-lived intangible assets using a discounted cash flow valuation analysis, which is based on the relief from royalty method and determined that the fair value of the Vince and Rebecca Taylor tradenames were below their carrying amounts. Accordingly, the Company recorded an impairment charge for the Vince and Rebecca Taylor tradename indefinite-lived intangible assets of $4,386 which was recorded within Impairment of goodwill and intangible assets on the Consolidated Statements of Operations and Comprehensive Income (Loss) in fiscal 2020.

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

In accordance with Accounting Standards Codification 350, indefinite-lived intangibles should be reassessed each reporting period to determine whether events or circumstances continue to support an indefinite life. Based on the factors that led to the recognition of the Parker tradename impairment charge, the Company determined that the indefinite life classification was no longer appropriate for the Parker tradename. Accordingly, the Company determined a 10-year useful life was more appropriate and began amortizing the Parker tradename as of the beginning of the third quarter of fiscal 2019.

In both fiscal 2020 and fiscal 2019, the Company performed its annual impairment test during the fourth quarter. In fiscal 2020, the Company elected to perform a quantitative impairment test on goodwill allocated to the Company’s Vince Wholesale reporting unit. The results of the quantitative test did not result in any impairment because the fair value of the Company’s Vince Wholesale reporting unit exceeded its carrying value by less than 1%. The more significant assumptions used in projecting the discounted cash flows included: a discount rate of 19%, which was determined from relevant market comparisons and adjusted for company specific risks and projected EBITDA margins of low double-digits based upon our current and past performance as well as industry data. Changes in these assumptions could have a significant impact on the valuation model. As an example, the impact of a hypothetical change in each of the significant assumptions is described below. In quantifying the impact, we changed only the specific assumption and held all other assumptions constant. A hypothetical 1% change in the discount rate would increase/decrease the fair value by approximately 5%. Finally, a hypothetical 1% change in the EBITDA margin rate for each year utilized in the analysis would increase/decrease the fair value by approximately 7%. Any changes in fair value resulting from changes in the assumptions discussed above could potentially result in the carrying amount of the Company’s Vince Wholesale reporting unit exceeding its estimated fair value, and therefore could require an impairment loss.

In fiscal 2019, the Company elected to perform a qualitative impairment test on goodwill allocated to the Company’s Vince Wholesale reporting unit and concluded that it was more likely than not that the fair value of the Company’s Vince Wholesale reporting unit exceeded its carrying value and was not impaired.

Goodwill was $31,973 and $41,435 as of January 30, 2021 and February 1, 2020, respectively.

The Company also elected to perform a quantitative impairment test on its Vince tradename and the Rebecca Taylor tradename indefinite-lived intangible assets in fiscal 2020. The results of the quantitative test did not result in any impairment because the fair value of the Company’s Vince tradename and Rebecca Taylor tradename intangible assets exceeded their carrying values by 2% and 9%, respectively. The more significant assumptions used in projecting the discounted cash flows included: a discount rate of 19% and 20% for the Vince and Rebecca Taylor tradenames, respectively, which was determined from relevant market comparisons and adjusted for company specific risks; low single-digit royalty rates and projected revenues based upon our current and past performance as well as industry data. Changes in these assumptions could have a significant impact on the valuation model. As an example, the impact of a hypothetical change in each of the significant assumptions is described below. In quantifying the impact, we changed only the specific assumption and held all other assumptions constant. A hypothetical 1% change in discount rate would increase/decrease the fair value by approximately 6% for both the Vince and Rebecca Taylor tradenames. A hypothetical 1% change in the royalty rates would increase/decrease the fair value by approximately 24% and 55% for the Vince and Rebecca Taylor tradenames, respectively. Finally, a hypothetical 1% change in projected revenues for each year utilized in the analysis would increase/decrease the fair value by approximately 1% for both the Vince and Rebecca Taylor tradenames, respectively. Any changes in fair value resulting from changes in the assumptions discussed above could potentially result in the carrying amount of the Company’s Vince tradename or Rebecca Taylor tradename exceeding its estimated fair value, and therefore could require an impairment loss.

In fiscal 2019, the Company elected to perform a qualitative impairment test on its Vince tradename intangible asset and concluded it is more likely than not that the fair value of the Company’s Vince tradename intangible asset exceeded its carrying value and the Vince tradename intangible asset was not impaired. There was no additional impairment as part of the annual impairment test in the fourth quarter of fiscal 2019 for the Rebecca Taylor tradename.

Indefinite-lived tradename intangible assets were $71,800 and $76,186 as of January 30, 2021 and February 1, 2020, respectively, which is included within Intangible assets, net in our Consolidated Balance Sheets.

Property and Equipment, Operating Lease Assets and Other Finite-Lived Intangible Assets

The Company reviews its property and equipment, operating lease assets and finite-lived intangible assets for impairment when the existence of facts and circumstances indicate that the useful life is shorter than previously estimated or that the carrying amount of the asset groups to which these assets relate may not be recoverable. The asset group is defined as the lowest level for which identifiable cash flows are available and largely independent of the cash flows of other groups of assets, which for our retail stores is at the store level.  Recoverability of these assets is evaluated by comparing the carrying value of the asset group with its estimated future undiscounted cash flows. The recoverability assessment is dependent on a number of factors, including estimates of future growth and profitability as well as other variables. If the comparisons indicate that the value of the asset is not recoverable, an impairment loss is calculated as the difference between the carrying value and the fair value of the assets within the asset group and the loss is recognized during that period.

During the first quarter of fiscal 2020, as a result of temporary store closures and the decline in projected cash flows driven by the impacts of COVID-19, the Company determined the need to assess recoverability for a significant portion of its asset groups. Specific to its retail operations, the Company first assessed all of its retail store asset groups, which included a significant portion of the Company’s total operating lease right-of-use assets, to determine if the carrying value was recoverable. This was determined by comparing the net carrying value of the retail store asset group to the undiscounted net cash flows to be generated from the use and eventual disposition of that asset group. For the retail store asset groups that failed the recoverability test, an impairment loss was measured, in part, as the amount by which the carrying value of the operating lease right-of-use assets exceeded its fair value. The results of this assessment indicated that the estimated fair value of a portion of the Company’s operating lease right-of-use assets did not exceed the carrying value and an impairment charge was recorded in the amount of $8,556 to the operating lease right-of-use assets balance.  The fair value of the operating lease right-of-use assets was determined from the perspective of a market participant considering various factors. The judgments and assumptions used in determining the fair value of the operating lease right-of-use assets were the current comparable market rents for similar properties and a store discount rate. Additionally, as it relates to the retail store asset groups that did not pass the recoverability assessment, the Company recorded non-cash asset impairment charges of $4,470 related to property and equipment.  The fair value of the property and equipment was based on its estimated liquidation value.

During fiscal 2019, we recorded non-cash asset impairment charges of $818, within Impairment of long-lived assets on the Consolidated Statements of Operations and Comprehensive Income (Loss), related to the impairment of certain retail stores as the carrying values were determined not to be recoverable. The impairment charge consisted of $641 related to property and equipment and $177 related to operating lease right-of-use assets. The carrying amounts of these assets were adjusted to their estimated fair values.

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

The finite-lived intangible assets are comprised of Vince customer relationships which are being amortized on a straight-line basis over their useful lives of 20 years. After the impairment of the Parker tradename as discussed in “Fair Value Assessments of Goodwill and Other Indefinite-Lived Intangible Assets” above, the Parker tradename intangible asset is now being amortized on a straight-line basis over its useful life of 10 years.

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

          During the first quarter of fiscal 2020, the obligation under the Tax Receivable Agreement was adjusted as a result of changes in the levels of projected pre-tax income, primarily as a result of COVID-19. The adjustment resulted in a net decrease of $2,320 to the liability under the Tax Receivable Agreement with the corresponding adjustment accounted for within Other income, net on the Consolidated Statement of Operations and Comprehensive Income (Loss). As of January 30, 2021, the Company’s total obligation under the Tax Receivable Agreement was estimated to be $0 based on projected future pre-tax income.

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

Due to the uncertain nature of the realization of our deferred income tax assets, during the fourth quarter of fiscal 2016, we recorded valuation allowances within Provision for income taxes on the Consolidated Statements of Operations and Comprehensive Income (Loss). During fiscal 2020, the Company recorded additional valuation allowances in the amount of $18,579 and maintained a full valuation allowance on all deferred tax assets that have a definite life as we do not believe it is more likely than not that such deferred tax assets will be recognized. Indefinite-lived net operating losses have been recognized to the extent we believe they can be utilized against indefinite-lived deferred tax liabilities. This valuation allowance is subject to periodic review, and if the allowance is reduced, the tax benefit will be recorded in the future operations as a reduction of our income tax expense.

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

Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of January 30, 2021.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting as described below.

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

Changes in Internal Control Over Financial Reporting

Although we have experienced varying degrees of business disruptions related to the COVID-19 pandemic, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), that occurred during the fiscal quarter ended January 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As the COVID-19 pandemic evolves, we will continue to monitor and assess any potential impacts COVID-19 may have on the design and operating effectiveness of our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of January 30, 2021. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on this assessment, management has concluded that, as of January 30, 2021, our internal control over financial reporting was not effective, as management identified a deficiency in internal control over financial reporting that was determined to rise to the level of a material weakness. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We previously disclosed in our Annual Report on Form 10-K for the period ended February 1, 2020, as well as in our Quarterly Reports on Form 10-Q for each interim period in fiscal 2020, a material weakness in our internal control over financial reporting relating to the following:

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

The information required by this Item is incorporated herein by reference from the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2021 annual meeting of stockholders. Our definitive proxy statement will be filed on or before 120 days after the end of fiscal 2020.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item is incorporated herein by reference from the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2021 annual meeting of stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated herein by reference from the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2021 annual meeting of stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated herein by reference from the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2021 annual meeting of stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item is incorporated herein by reference from the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2021 annual meeting of stockholders.

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

4.3

Description of Vince Holding Corp.’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 11, 2020).

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

Exhibit Number	Exhibit Description

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

10.15

Side Letter to Credit Agreement, dated as of March 6, 2017, by and among Vince, LLC, Vince Intermediate Holding, LLC, Vince Holding Corp. and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 8, 2017).

10.16

Side Letter to Credit Agreement, dated as of April 14, 2017, by and among Vince, LLC, Vince Intermediate Holding, LLC, Vince Holding Corp. and Bank of America, N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 8, 2017).

10.17

First Amendment to the Credit Agreement, dated as of June 30, 2017, by and among Vince, LLC, Vince Intermediate Holding, LLC, Vince Holding Corp. and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 5, 2017).

10.18

Side Letter to the Credit Agreement, dated as of June 30, 2017, by and among Vince, LLC, Vince Intermediate Holding, LLC, Vince Holding Corp. and Bank of America N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 5, 2017).

10.19

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

10.20

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

10.21

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

10.23†

Employment Offer Letter, dated as of January 10, 2017, by and between Vince, LLC and Marie Fogel (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 12, 2019).

10.24†

Amendment No. 1 to Employment Offer Letter, dated as of July 11, 2017, by and between Vince, LLC and Marie Fogel (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 12, 2019).

Exhibit Number	Exhibit Description

10.25†

Amendment No. 2 to Employment Offer Letter, dated as of June 29, 2018, by and between Vince, LLC and Marie Fogel (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 12, 2019).

10.26†	Amendment No. 3 to Employment Offer Letter, dated March 1, 2021, by and between Vince, LLC and Marie Fogel.

10.27

Credit Agreement (“2018 Revolving Credit Facility Credit Agreement”), dated as of August 21, 2018, by and among Vince, LLC as the borrower, the guarantors named therein, Citizens Bank, N.A., as administrative agent and collateral agent, and the other lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 22, 2018).

10.28

First Amendment to 2018 Revolving Credit Facility Credit Agreement, dated November 1, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 12, 2019).

10.29

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

10.30

Third Amendment to 2018 Revolving Credit Facility Credit Agreement, dated June 8, 2020 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on September 15, 2020).

10.31

Amendment and Consent, dated June 23, 2020, to 2018 Term Loan Facility Credit Agreement and 2018 Revolving Credit Facility Credit Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on September 15, 2020).

10.32	Fifth Amendment to 2018 Revolving Credit Facility Credit Agreement, dated December 11, 2020.

10.33

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

10.34

Joinder, Confirmation, Ratification, Commitment Increase and Amendment to Credit Agreement and Related Documents, dated as of November 4, 2019, by and among Vince, LLC, as the borrower, the guarantors named therein, Rebecca Taylor, Inc., Rebecca Taylor Retail Store, LLC, Parker Lifestyle, LLC, Parker Holding, LLC and Crystal Financial LLC, as administrative agent and collateral agent under 2018 Term Loan Facility Credit Agreement (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 11, 2020).

10.35

Limited Waiver and Amendment to 2018 Term Loan Facility Credit Agreement, dated March 30, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on July 31, 2020).

10.36

Third Amendment to 2018 Term Loan Facility Credit Agreement, dated June 8, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on September 15, 2020).

10.37	Fifth Amendment to 2018 Term Loan Facility Credit Agreement, dated December 11, 2020.

10.38†

Form of Restricted Stock Unit Agreement with respect to RSUs granted to David Stefko on May 25, 2018 (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 12, 2019).

Exhibit Number	Exhibit Description

10.39†

Form of Restricted Stock Unit Agreement with respect to RSUs granted pursuant to the Company’s annual long-term incentive program (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 12, 2019).

10.40†

Form of Restricted Stock Unit Agreement with respect to RSUs granted pursuant to the Company’s 2018 Option Exchange (incorporated by reference to Exhibit (d)(9) to the Company’s Tender Offer Statement on Schedule TO filed with the Securities and Exchange Commission on April 26, 2018).

10.41

Equity Purchase Agreement, dated November 4, 2019 and effective November 3, 2019, by and between Vince, LLC and Contemporary Lifestyle Group, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities Exchange Commission on November 5, 2019).

10.42†

Employment Offer Letter, dated May 23, 2019, by and between Vince, LLC and Lee Meiner (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 11, 2020).

10.43†	Amendment No.1 to Employment Offer Letter, dated March 1, 2021, by and between Vince, LLC and Lee Meiner.

10.44

Credit Agreement, dated as of December 11, 2020, by and among Vince, LLC as the borrower and the guarantors named therein, SK Financial Services, LLC as administrative agent and collateral agent, and the other lenders from time to time party thereto.

10.45†	Employment Agreement, dated March 8, 2021 by and between Vince, LLC and Jonathan “Jack” Schwefel.

10.46†	Employment Offer Letter, dated April 5, 2021, by and between Vince, LLC and Akiko Okuma.

10.47	Sixth Amendment to 2018 Revolving Credit Facility Credit Agreement, dated April 26, 2021.

10.48	Sixth Amendment to 2018 Term Loan Facility Credit Agreement, dated April 26, 2021.

21.1	List of subsidiaries of Vince Holding Corp.

23.1	Consent of PricewaterhouseCoopers LLP

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial Statements in XBRL Format

†	Indicates exhibits that constitute management contracts or compensatory plans or arrangements
ITEM 16.	FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VINCE HOLDING CORP.

By:	/s/ Jonathan Schwefel
Name:	Jonathan Schwefel
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates listed.

Signature	Title	Date

/s/ Jonathan Schwefel	Chief Executive Officer (Principal Executive Officer) (Director)	April 30, 2021
Jonathan Schwefel

/s/ David Stefko	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	April 30, 2021
David Stefko

/s/ Matthew Garff	Director	April 30, 2021
Matthew Garff

/s/ Jerome Griffith	Director	April 30, 2021
Jerome Griffith

/s/ Robin Kramer	Director	April 30, 2021
Robin Kramer

/s/ Marc J. Leder	Director	April 30, 2021
Marc J. Leder

/s/ Michael Mardy	Director	April 30, 2021
Michael Mardy

/s/ Eugenia Ulasewicz	Director	April 30, 2021
Eugenia Ulasewicz

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Vince Holding Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vince Holding Corp. and its subsidiaries (the “Company”) as of January 30, 2021 and February 1, 2020, and the related consolidated statements of operations and comprehensive income (loss), of stockholders’ equity and of cash flows for the years then ended, including the related notes and financial statement schedule listed in the index appearing on page F-1 for the years ended January 30, 2021 and February 1, 2020 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 30, 2021 and February 1, 2020, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 12 to the consolidated financial statements, the Company changed the manner in which it accounts for leases as of February 3, 2019.

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

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Indefinite-Lived Intangible Asset Impairment Assessments - Vince Tradename

As described in Notes 1 and 3 to the consolidated financial statements, the Company’s consolidated indefinite-lived intangible asset tradename, net balance was $71.8 million as of January 30, 2021, which includes both the Vince and Rebecca Taylor tradenames. Intangible assets are tested for impairment at least annually and in an interim period if a triggering event occurs. During the first quarter of fiscal 2020, management determined that a triggering event had occurred for all of its tradenames as a result of the changes to the Company’s long-term projections driven by the impacts of COVID-19. Accordingly, management performed an interim quantitative impairment assessment of intangible assets and concluded the fair value of the indefinite-lived tradenames were below the carrying amount and recorded an impairment charge of $4.4 million, which included an impairment of the Vince tradename. Fair value is estimated by management using a discounted cash flow valuation analysis, which is based on the “relief from royalty” methodology. Determining the fair value is judgmental in nature and involves the use of significant estimates and assumptions by management. The relief from royalty approach is dependent on a number of factors, including estimates of projected revenue, royalty rates in the category of intellectual property, discount rates and other variables.

The principal considerations for our determination that performing procedures relating to the indefinite-lived intangible asset impairment assessments for the Vince tradename is a critical audit matter are (i) the significant judgment by management when developing the fair value of the tradename; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to estimates of projected revenue and the discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others (i) testing management’s process for developing the fair value of the Vince tradename; (ii) evaluating the appropriateness of the relief from royalty methodology; (iii) testing the completeness and accuracy of underlying data used in the fair value estimate; and (iv) evaluating the significant assumptions related to estimates of projected revenue and the discount rate. Evaluating management’s assumptions related to estimates of projected revenue involved evaluating whether the assumptions used were reasonable considering (i) the current and past performance of the Vince business; (ii) the consistency with industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s relief from royalty methodology and the discount rate assumption.

Goodwill Impairment Assessments - Vince Wholesale Reporting Unit

As described in Notes 1 and 3 to the consolidated financial statements, the Company’s consolidated goodwill balance was $32.0 million as of January 30, 2021. Goodwill is tested for impairment at least annually and in an interim period if a triggering event occurs. Management compares the fair value of each reporting unit to the respective carrying amount. If the carrying value of the reporting unit exceeds its estimated fair value, an impairment loss is recorded for the amount by which a reporting unit’s carrying value exceeds the fair value, not to exceed the carrying amount of goodwill. During the first quarter of fiscal 2020, management determined that a triggering event had occurred with regard to the Vince Wholesale reporting unit as a result of the changes to the Company’s long-term projections driven by the impacts of COVID-19. Accordingly, management performed an interim quantitative impairment assessment of goodwill and concluded the fair value was below the carrying amount and recorded an impairment charge of $9.5 million for the impairment of goodwill related to the Vince Wholesale reporting unit. Fair value is estimated by management using a combination of discounted cash flows and market comparisons. Determining the fair value is subjective in nature and involves the use of significant estimates and assumptions by management. The development of discounted cash flows is dependent on a number of factors, including estimates of projected revenues, EBITDA margins, long term growth rates, working capital, discount rates and other variables.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessments of the Vince Wholesale reporting unit is a critical audit matter are (i) the significant judgment by management when determining the fair value of the reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to estimates of projected revenue, EBITDA margins, and the discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others (i) testing management’s process for determining the fair value of the reporting unit; (ii) evaluating the appropriateness of the discounted cash flow approach; (iii) testing the completeness and accuracy of underlying data used in the discounted cash flow approach; and (iv) evaluating the significant assumptions related to estimates of projected revenue, EBITDA margins, and the discount rate. Evaluating management’s assumptions related to estimates of projected revenue and EBITDA margins involved evaluating whether the assumptions used were reasonable considering (i) the current and past performance of the Vince Wholesale reporting unit; (ii) the consistency with industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s discounted cash flow approach and the discount rate assumption.

Right-of-Use Assets Impairment Assessment for the Retail Store Asset Groups

As described in Notes 1 and 4 to the consolidated financial statements, the carrying value of the right-of-use assets (“ROUA”) related to the Company’s retail store asset groups was $76.1 million, which is included within the Company’s consolidated ROUA balance of $92.6 million as of January 30, 2021. As disclosed by management, the Company first assessed all of its retail store asset groups to determine if the carrying value was recoverable, which is determined by comparing the net carrying value of the retail store asset group to the undiscounted net cash flows to be generated from the use and eventual disposition of that asset group. For the retail store asset groups that failed the recoverability test, an impairment loss was measured, in part, as the amount by which the carrying value of the ROUA exceeded its fair value. The results of this assessment indicated that the estimated fair value of a portion of the Company’s ROUA did not exceed its carrying value and an impairment charge was recorded in the amount of $8.6 million to the ROUA balance. The fair value of the ROUA was determined from the perspective of a market participant considering various factors. The judgments and assumptions used in determining the fair value of the ROUA were the current comparable market rents for similar properties and the discount rate.

The principal considerations for our determination that performing procedures relating to the ROUA impairment assessment for the retail store asset groups that failed the recoverability test is a critical audit matter are (i) the significant judgment by management when developing the fair value of the ROUA; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s methods and calculations and significant judgments and assumptions related to current comparable market rent data; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others (i) testing management’s process for determining the fair value of the ROUA; (ii) evaluating the appropriateness of the methodology and approach used; (iii) testing the completeness and accuracy of underlying data used in the estimates; and (iv) evaluating management’s significant assumptions related to current comparable market rent data. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s methodology and approach and the reasonableness of the current comparable market rent data.

/s/PricewaterhouseCoopers LLP

New York, New York

April 30, 2021

We have served as the Company’s auditor since 2012.

VINCE HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	January 30,	February 1,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$3,777	$466
Trade receivables, net	31,878	40,660
Inventories, net	68,226	66,393
Prepaid expenses and other current assets	6,703	6,725
Total current assets	110,584	114,244
Property and equipment, net	17,741	25,274
Operating lease right-of-use assets, net	91,982	94,632
Intangible assets, net	76,491	81,533
Goodwill	31,973	41,435
Deferred income tax asset	—	102
Other assets	4,173	5,082
Total assets	$332,944	$362,302

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$40,216	$43,075
Accrued salaries and employee benefits	4,231	9,620
Other accrued expenses	15,688	14,194
Short-term lease liabilities	22,085	20,638
Current portion of long-term debt	—	2,750
Total current liabilities	82,220	90,277
Long-term debt	84,485	48,680
Long-term lease liabilities	97,144	90,211
Deferred income tax liability	1,688	—
Other liabilities	1,200	2,354

Commitments and contingencies (Note 6)

Stockholders' equity:
Common stock at $0.01 par value (100,000,000 shares authorized, 11,809,023 and 11,680,593 shares issued and outstanding at January 30, 2021 and February 1, 2020, respectively)	118	117
Additional paid-in capital	1,138,247	1,137,147
Accumulated deficit	(1,072,030)	(1,006,381)
Accumulated other comprehensive loss	(128)	(103)
Total stockholders' equity	66,207	130,780
Total liabilities and stockholders' equity	$332,944	$362,302

See accompanying notes to Consolidated Financial Statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data and share amounts)

	Fiscal Year
	2020	2019
Net sales	$219,870	$375,187
Cost of products sold	131,273	196,757
Gross profit	88,597	178,430
Impairment of goodwill and intangible assets	13,848	19,491
Impairment of long-lived assets	13,026	818
Selling, general and administrative expenses	122,803	178,511
Loss from operations	(61,080)	(20,390)
Interest expense, net	5,007	4,958
Other income, net	(2,304)	(55,842)
(Loss) income before income taxes	(63,783)	30,494
Provision for income taxes	1,866	98
Net (loss) income	$(65,649)	$30,396
Other comprehensive (loss) income:
Foreign currency translation adjustments	(25)	(20)
Comprehensive (loss) income	$(65,674)	$30,376
Earnings (loss) per share:
Basic (loss) earnings per share	$(5.58)	$2.60
Diluted (loss) earnings per share	$(5.58)	$2.55
Weighted average shares outstanding:
Basic	11,769,689	11,665,541
Diluted	11,769,689	11,929,299

See accompanying notes to Consolidated Financial Statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Stock
	Number of Shares Outstanding	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of February 2, 2019	11,622,994	$116	$1,135,401	$(1,036,188)	$(83)	$99,246
Comprehensive income:
Net income	—	—	—	30,396	—	30,396
Foreign currency translation adjustment	—	—	—	—	(20)	(20)
Cumulative effect of accounting change from adoption of ASU 2016-02	—	—	—	(589)	—	(589)
Share-based compensation expense	—	—	2,033	—	—	2,033
Restricted stock unit vestings	79,918	1	—	—	—	1
Tax withholdings related to restricted stock vesting	(24,509)	—	(321)	—	—	(321)
Issuance of common stock related to Employee Stock Purchase Plan ("ESPP")	2,190	—	34	—	—	34
Balance as of February 1, 2020	11,680,593	117	1,137,147	(1,006,381)	(103)	130,780
Comprehensive income:
Net loss	—	—	—	(65,649)	—	(65,649)
Foreign currency translation adjustment	—	—	—	—	(25)	(25)
Share-based compensation expense	—	—	1,275	—	—	1,275
Restricted stock unit vestings	161,065	1	(1)	—	—	—
Tax withholdings related to restricted stock vesting	(41,659)	—	(222)	—	—	(222)
Issuance of common stock related to ESPP	9,024	—	48	—	—	48
Balance as of January 30, 2021	11,809,023	$118	$1,138,247	$(1,072,030)	$(128)	$66,207

See accompanying notes to Consolidated Financial Statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year
	2020	2019
Operating activities
Net (loss) income	$(65,649)	$30,396
Add (deduct) items not affecting operating cash flows:
Adjustment to Tax Receivable Agreement Liability	(2,320)	(55,953)
Impairment of goodwill and intangible assets	13,848	19,491
Impairment of long-lived assets	13,026	818
Depreciation and amortization	6,898	9,602
Provision for bad debt	2,194	(51)
Loss on disposal of property and equipment	—	128
Amortization of deferred financing costs	674	554
Deferred income taxes	1,687	101
Share-based compensation expense	1,275	2,033
Capitalized PIK Interest	348	—
Other, net	—	(304)
Changes in assets and liabilities:
Receivables, net	6,594	(2,577)
Inventories	(1,823)	5,252
Prepaid expenses and other current assets	533	2,942
Accounts payable and accrued expenses	(6,563)	7,606
Other assets and liabilities	4,207	(3,219)
Net cash (used in) provided by operating activities	(25,071)	16,819
Investing activities
Payments for capital expenditures	(3,497)	(4,523)
Net cash used in investing activities	(3,497)	(4,523)
Financing activities
Proceeds from borrowings under the Revolving Credit Facilities	250,398	310,434
Repayment of borrowings under the Revolving Credit Facilities	(237,722)	(301,727)
Proceeds from borrowings under the Revolving Credit Facilities - Acquired Businesses	—	11,761
Repayment of borrowings under the Revolving Credit Facilities - Acquired Businesses	—	(29,410)
Repayment of borrowings under the Term Loan Facilities	—	(2,750)
Proceeds from borrowings under the Third Lien Credit Facility	20,000	—
Tax withholdings related to restricted stock vesting	(222)	(321)
Proceeds from stock option exercises, restricted stock vesting, and issuance of common stock under employee stock purchase plan	48	35
Financing fees	(715)	(13)
Net cash provided by (used in) financing activities	31,787	(11,991)
Increase in cash, cash equivalents, and restricted cash	3,219	305
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(7)	(20)
Cash, cash equivalents, and restricted cash, beginning of period	646	361
Cash and cash equivalents, end of period	3,858	646
Less: restricted cash at end of period	81	180
Cash and cash equivalents per balance sheet at end of period	$3,777	$466

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$3,136	$4,195
Cash payments for income taxes, net of refunds	(113)	(13)
Supplemental Disclosures of Non-Cash Investing and Financing Activities
Capital expenditures in accounts payable and accrued liabilities	92	494
Deferred financing fees in accrued liabilities and debt	650	—

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

On November 3, 2019, Vince, LLC, an indirectly wholly owned subsidiary of VHC, completed its acquisition (the “Acquisition”) of 100% of the equity interests of Rebecca Taylor, Inc. and Parker Holding, LLC (collectively, the “Acquired Businesses”) from Contemporary Lifestyle Group, LLC (“CLG”). The Acquired Businesses represented all of the operations of CLG. Because the Acquisition was a transaction between commonly controlled entities, generally accepted accounting principles (“GAAP”) required the retrospective combination of the entities for all periods presented as if the combination had been in effect since the inception of common control. See Note 2 “Business Combinations” for further information.

(A) Description of Business: The Company is a global contemporary group, consisting of three brands: Vince, Rebecca Taylor, and Parker. Vince, established in 2002, is a leading global luxury apparel and accessories brand best known for creating elevated yet understated pieces for every day effortless style. Rebecca Taylor, founded in 1996 in New York City, is a contemporary womenswear line lauded for its signature prints, romantic detailing and vintage inspired aesthetic, reimagined for a modern era. Parker, founded in 2008 in New York City, is a contemporary women’s fashion brand that is trend focused. While we continue to believe that the Parker brand complements our portfolio, during the first half of fiscal 2020 the Company decided to pause the creation of new products to focus resources on the operations of the Vince and Rebecca Taylor brands and to preserve liquidity.

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

(B) Basis of Presentation: The accompanying consolidated financial statements have been prepared in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

The consolidated financial statements include the Company’s accounts and the accounts of the Company’s wholly-owned subsidiaries as of January 30, 2021. All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the financial statements contain all adjustments (consisting solely of normal recurring adjustments) and disclosures necessary for a fair statement.

(C) Fiscal Year: The Company operates on a fiscal calendar widely used by the retail industry that results in a given fiscal year consisting of a 52 or 53-week period ending on the Saturday closest to January 31.

•	References to “fiscal year 2020” or “fiscal 2020” refer to the fiscal year ended January 30, 2021; and
•	References to “fiscal year 2019” or “fiscal 2019” refer to the fiscal year ended February 1, 2020.

Fiscal years 2020 and 2019 consisted of a 52-week period.

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

(E) COVID-19: The spread of COVID-19, which was declared a pandemic by the World Health Organization in March 2020, caused state and municipal public officials to mandate jurisdiction-wide curfews, including “shelter-in-place” and closures of most non-essential businesses as well as other measures to mitigate the spread of the virus.

In light of the COVID-19 pandemic, we have taken various measures to improve our liquidity as described below.  Based on these measures and our current expectations, we believe that our sources of liquidity will generate sufficient cash flows to meet our obligations during the next twelve months from the date these financial statements are issued.

The following summarizes the various measures we have implemented to effectively manage the business as well as the impacts from the COVID-19 pandemic during fiscal 2020.

•

While we continued to serve our customers through our online e-commerce websites during the periods in which we were forced to shut down all of our domestic and international retail locations alongside other retailers, including our wholesale partners, the store closures resulted in a sharp decline in our revenue and ability to generate cash flows from operations.  We began reopening stores during May 2020 and nearly all of the Company’s stores have since reopened in a limited capacity in accordance with state and local regulations related to the COVID-19 pandemic.  Other than Hawaii and the UK which re-closed for a short period and subsequently re-opened based on the local stay-at-home order, we have not been impacted by any re-closure orders or regulations.

As a result of store closures and the decline in projected cash flows, the Company recognized a non-cash impairment charge related to property and equipment and operating lease right-of-use (“ROU”) assets to adjust the carrying amounts of certain store locations to their estimated fair value.  During fiscal 2020, the Company recorded an impairment of property and equipment and operating lease ROU assets of $4,470 and $8,556, respectively. The impairment charges are recorded within impairment of long-lived assets on the Consolidated Statements of Operations and Comprehensive Income (Loss). See “(K) Impairment of Long-lived Assets” below for additional information

The Company incurred a non-cash impairment charge of $13,848 on goodwill and intangible assets during the year ended January 30, 2021 as a result of the decline in long-term projections due to COVID-19.  See Note 3 “Goodwill and Intangible Assets” for additional information;

•

We entered into a loan agreement with Sun Capital Partners, Inc. (“Sun Capital”), who own approximately 72% of the outstanding shares of the Company’s common stock (see Note 14 “Related Party Transactions” for further discussion regarding our relationship with Sun Capital), as well as amendments to our 2018 Term Loan Facility and our 2018 Revolving Credit Facility to provide additional liquidity and amend certain financial covenants to allow increased operational flexibility. See Note 5 “Long-Term Debt and Financing Arrangements,” for additional information;

•

Furloughed all of our retail store associates as well as a significant portion of our corporate associates during the period of store closures and reinstated a limited number of associates commensurate to the store re-openings as well as other business needs;

•	Temporarily reduced retained employee salaries and suspended board retainer fees;
•	Engaged in active discussions with landlords to address the current operating environment, including amending existing lease terms. See Note 12 “Leases” for additional information;
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

The Company considered the COVID-19 related impacts to its estimates including the impairment of property and equipment and operating lease ROU assets, the impairment of goodwill and intangible assets, accounts receivable and inventory valuation, the liability associated with our tax receivable agreement, and the assessment of our liquidity. These estimates may change as the current situation evolves or new events occur.

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

In fiscal 2020, sales to one wholesale partner accounted for more than ten percent of the Company’s net sales. These sales represented 21% of fiscal 2020 net sales. In fiscal 2019, sales to one wholesale partner accounted for more than ten percent of the Company’s net sales. These sales represented 22% of fiscal 2019 net sales.

Three wholesale partners each represented greater than ten percent of the Company’s gross accounts receivable balance as of January 30, 2021, with a corresponding aggregate total of 67% of such balance. Three wholesale partners each represented greater than ten percent of the Company’s gross accounts receivable balance as of February 1, 2020, with a corresponding aggregate total of 60% of such balance.

(I) Inventories: Inventories are stated at the lower of cost or net realizable value. Cost is determined on the first-in, first-out basis. The cost of inventory includes purchase cost as well as sourcing, transportation, duty, and other processing costs associated with acquiring, importing, and preparing inventory for sale. Inventory costs are included in cost of products sold at the time of their sale. Product development costs are expensed in SG&A expense when incurred. Inventory values are reduced to net realizable value when there are factors indicating that certain inventories will not be sold on terms sufficient to recover their cost. Inventories consisted of finished goods. As of January 30, 2021 and February 1, 2020 finished goods, net of reserves were $68,226 and $66,393, respectively.

The Company has two major suppliers that accounted for approximately 43% of inventory purchases for fiscal 2020. Amounts due to these suppliers was $2,096 included in Accounts payable in the Consolidated Balance Sheet as of January 30, 2021. The Company had two major suppliers that accounted for approximately 34% of inventory purchases for fiscal 2019. Amounts due to these suppliers was $3,173 included in Accounts payable in the Consolidated Balance Sheet as of February 1, 2020.

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

	January 30,	February 1,
(in thousands)	2021	2020
Leasehold improvements	$41,155	$43,075
Furniture, fixtures and equipment	14,596	14,565
Capitalized software	12,516	12,516
Construction in process	1,240	905
Total property and equipment	69,507	71,061
Less: accumulated depreciation	(51,766)	(45,787)
Property and equipment, net	$17,741	$25,274

Depreciation expense was $5,979 and $7,886 for fiscal 2020 and fiscal 2019, respectively.

(K) Impairment of Long-lived Assets:  The Company reviews long-lived assets which consist of property and equipment, operating lease assets and intangible assets with a finite life for impairment when the existence of facts and circumstances indicate that the useful life is shorter than previously estimated or that the carrying amount of the asset groups to which these assets relate may not be recoverable. The asset group is defined as the lowest level for which identifiable cash flows are available and largely independent of the cash flows of other groups of assets, which for our retail stores is at the store level. Recoverability of these assets is evaluated by comparing the carrying value of the asset group with its estimated future undiscounted cash flows. The recoverability assessment is dependent on a number of factors, including estimates of future growth and profitability, as well as other variables. If the comparisons indicate that the value of the asset is not recoverable, an impairment loss is calculated as the difference between the carrying value and the fair value of the assets within the asset group and the loss is recognized during that period. The fair value of the operating lease right-of-use assets is determined from the perspective of a market participant considering various factors. The judgments and assumptions used in determining the fair value of the operating lease right-of-use assets were the current comparable market rents for similar properties and a store discount rate. The fair value of the property and equipment was based on its estimated liquidation value.  The estimates regarding recoverability and fair value can be affected by factors such as future store results, real estate demand, store closure plans, and economic conditions that can be difficult to predict.

During fiscal 2020, the Company recorded non-cash asset impairment charges of $13,026, within Impairment of long-lived assets on the Consolidated Statements of Operations and Comprehensive Income (Loss), related to the impairment of certain retail stores as the carrying values were determined not to be recoverable. The impairment charges consisted of $4,470 related to property and equipment and $8,556 related to operating lease right-of-use assets. The carrying amounts of these assets were adjusted to their estimated fair values.

During fiscal 2019, the Company recorded non-cash asset impairment charges of $818 within Impairment of long-lived assets on the Consolidated Statements of Operations and Comprehensive Income (Loss), related to the impairment of certain retail stores as the carrying values were determined not to be recoverable. The impairment charge consisted of $641 related to property and equipment and $177 related to operating lease right-of-use assets. The carrying amounts of these assets were adjusted to their estimated fair values. Additionally, during the second quarter of fiscal 2019, the Company identified facts and circumstances that indicated that the net book value of finite-lived intangible assets associated with Rebecca Taylor and Parker may not be recoverable, resulting in the determination that a triggering event had occurred. The Company recorded a non-cash asset impairment charge of $6,115 related to the Rebecca Taylor and Parker customer relationships within Impairment of goodwill and intangible assets on the Consolidated Statements of Operations and Comprehensive Income (Loss), as the Company had determined that the fair value of these customer relationships was $0. Significant assumptions utilized in these analyses included projected revenue growth rates and discount rates.

(L) Goodwill and Other Intangible Assets: Goodwill and other indefinite-lived intangible assets are tested for impairment at least annually and in an interim period if a triggering event occurs. As discussed in further detail below, we determined that a triggering event occurred during the first quarter of fiscal 2020 and during the second quarter of fiscal 2019.

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

An entity may elect to perform a qualitative impairment assessment for goodwill and indefinite-lived intangible assets. If adverse qualitative trends are identified during the qualitative assessment that indicate that it is more likely than not that the fair value of a reporting unit or indefinite-lived intangible asset is less than its carrying amount, a quantitative impairment test is required. “Step one” of the quantitative impairment test for goodwill requires an entity to determine the fair value of each reporting unit and compare such fair value to the respective carrying amount. If the estimated fair value of the reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is not impaired, and the Company is not required to perform further testing. If the carrying amount of the reporting unit exceeds its estimated fair value, an impairment loss is recorded for the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The goodwill impairment test is dependent on a number of factors, including estimates of projected revenues, EBITDA margins, long-term growth rates, working capital, discount rates and other variables. The Company bases its estimates on assumptions it believes to be reasonable, but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates.

The Company estimates the fair value of the tradename intangible assets using a discounted cash flow valuation analysis, which is based on the “relief from royalty” methodology. This methodology assumes that in lieu of ownership, a third party would be willing to pay a royalty in order to exploit the related benefits of these types of assets. The relief from royalty approach is dependent on a number of factors, including estimates of projected revenues, royalty rates in the category of intellectual property, discount rates and other variables.  The Company bases its fair value estimates on assumptions it believes to be reasonable, but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates. The Company recognizes an impairment loss when the estimated fair value of the tradename intangible asset is less than the carrying value.

An entity may pass on performing the qualitative assessment for a reporting unit or indefinite-lived intangible asset and directly perform the quantitative assessment. This determination can be made on an asset by asset basis, and an entity may resume performing a qualitative assessment in subsequent periods.

During the first quarter of fiscal 2020, the Company determined that a triggering event had occurred as a result of changes to the Company’s long-term projections driven by the impacts of COVID-19. The change in performance was primarily driven by the shutdown of the wholesale partners’ retail locations domestically and internationally, resulting in reduced orders, decreased revenue and lower current and expected future cash flow. The Company performed an interim quantitative impairment assessment of goodwill and intangible assets.

A quantitative impairment test on the goodwill allocated to the Vince Wholesale reporting unit determined that the fair value was below the carrying value. The Company estimated the fair value using a combination of discounted cash flows and market comparisons. “Step one” of the assessment determined that the fair value was below the carrying amount by $9,462, and as a result the Company recorded a goodwill impairment charge of $9,462 within Impairment of goodwill and intangible assets on the Consolidated Statements of Operations and Comprehensive Income (Loss) in fiscal 2020.

The Company estimated the fair value of the Vince and Rebecca Taylor tradename indefinite-lived intangible assets using a discounted cash flow valuation analysis which is based on the relief from royalty method and determined that the fair value of the Vince and Rebecca Taylor tradenames were below their carrying amounts. Accordingly, the Company recorded an impairment charge for the Vince and Rebecca Taylor tradename indefinite-lived intangible assets of $4,386, which was recorded within Impairment of goodwill and intangible assets on the Consolidated Statements of Operations and Comprehensive Income (Loss) for fiscal 2020.

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

Determining the fair value of goodwill and other intangible assets is judgmental in nature and requires the use of significant estimates and assumptions, including projected revenues, EBITDA margins, long-term growth rates, working capital, royalty rates in the category of intellectual property, discount rates and future market conditions, among others. It is possible that estimates of future operating results could change adversely and impact the evaluation of the recoverability of the carrying value of goodwill and intangible assets and that the effect of such changes could be material.

In accordance with Accounting Standards Codification Topic 350, Intangibles – Goodwill and Other (“ASC 350”), indefinite-lived intangibles should be reassessed each reporting period to determine whether events or circumstances continue to support an indefinite life. Based on the factors that led to the recognition of the Parker tradename impairment charge, the Company determined that the indefinite life classification was no longer appropriate for the Parker tradename. Accordingly, the Company determined a 10-year useful life was more appropriate and began amortizing the Parker tradename as of the beginning of the third quarter of fiscal 2019. The remaining definite-lived intangible assets are comprised of Vince customer relationships and are being amortized on a straight-line basis over their useful lives of 20 years.

In both fiscal 2020 and fiscal 2019, the Company performed its annual impairment test during the fourth quarter. In fiscal 2020, the Company elected to perform a quantitative impairment test on goodwill allocated to the Company’s Vince Wholesale reporting unit. The results of the quantitative test did not result in any impairment because the fair value of the Company’s Vince Wholesale reporting unit exceeded its carrying value. In fiscal 2019, the Company elected to perform a qualitative impairment test on goodwill allocated to the Company’s Vince Wholesale reporting unit and concluded that it was more likely than not that the fair value of the Company’s Vince Wholesale reporting unit exceeded its carrying value and was not impaired. Goodwill was $31,973 and $41,435 as of January 30, 2021 and February 1, 2020, respectively.

In the fourth quarter of fiscal 2020, the Company also elected to perform a quantitative impairment test on its Vince and Rebecca Taylor tradename intangible assets. The results of the quantitative test did not result in any impairment because the fair value of the Company’s Vince tradename and Rebecca Taylor tradename intangible assets exceeded their carrying values. In the fourth quarter of fiscal 2019, the Company elected to perform a qualitative impairment test on its Vince tradename intangible asset and concluded that it is more likely than not that the fair value of the Company’s Vince tradename intangible assets exceeds its carrying value and the Vince tradename intangible asset was not impaired. There was no additional impairment as part of the annual impairment test in the fourth quarter of fiscal 2019 for the Rebecca Taylor tradename. Indefinite-lived tradename intangible assets were $71,800 and $76,186 as of January 30, 2021 and February 1, 2020 respectively, which is included within Intangible assets, net in our Consolidated Balance Sheets.

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

(N) Leases: The Company determines if a contract contains a lease at inception. The Company leases various office spaces, showrooms and retail stores. Although the Company’s more recent leases are subject to shorter terms as a result of the implementation of the strategy to pursue shorter lease terms, many of the Company’s leases have initial terms of 10 years, and in many instances can be extended for an additional term. The Company will not include renewal options in the underlying lease term unless the Company is reasonably certain to exercise the renewal option. Substantially all of the Company’s leases require a fixed annual rent, and most require the payment of additional rent if store sales exceed a negotiated amount. These percentage rent expenses are considered as variable lease costs and are recognized in the consolidated financial statements when incurred. In addition, the Company’s real estate leases may also require additional payments for real estate taxes and other occupancy-related costs which it considers as non-lease components.

Operating lease ROU assets and operating lease liabilities are recognized based upon the present value of the future lease payments over the lease term. As the Company’s leases do not provide an implicit borrowing rate, the Company uses an estimated incremental borrowing rate based upon a combination of market-based factors, such as market quoted forward yield curves and company specific factors, such as the Company’s credit rating, lease size and duration to calculate the present value.

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

Revenue associated with gift cards is recognized upon redemption and unredeemed balances are considered a contract liability and recorded within other accrued expenses, which are subject to escheatment within the jurisdictions in which it operates. As of January 30, 2021 and February 1, 2020, the contract liability was $1,618 and $1,585, respectively. In fiscal 2020, the Company recognized $232 of revenue that was previously included in the contract liability as of February 1, 2020.

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

(Q) Marketing and Advertising: The Company provides cooperative advertising allowances to certain of its customers. These allowances are accounted for as reductions in sales as discussed in “Revenue Recognition” above. Production expense related to company-directed advertising is deferred until the first time at which the advertisement runs. All other expenses related to company-directed advertising are expensed as incurred. Marketing and advertising expense recorded in SG&A expenses was $11,851 and $17,581 in fiscal 2020 and fiscal 2019, respectively. At January 30, 2021 and February 1, 2020, deferred production expenses associated with company-directed advertising were $447 and $749, respectively.

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

Recently Adopted Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board's (“FASB”) issued ASU 2018-15: “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract”. The ASU is intended to align the requirements for capitalization of implementation costs incurred in a cloud computing arrangement that is a service contract with the existing guidance for internal-use software. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2019. The guidance provides flexibility in adoption, allowing for either retrospective adjustment or prospective adjustment for all implementation costs incurred after the date of adoption. The Company adopted the guidance on February 2, 2020, the first day of fiscal 2020, which did not have a material effect on the Company’s consolidated financial statements.

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

In December 2019, the FASB issued ASU 2019-12: “Income Taxes (ASC 740): Simplifying the Accounting for Income Taxes.” The guidance simplifies the approach for intraperiod tax allocations, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. The guidance also clarifies and simplifies other areas of ASC 740. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted. Management is currently evaluating the impact of this ASU on the consolidated financial statements, however the Company does not expect that the adoption of this ASU will have a material impact on the Consolidated financial statements.

(V) Revision: The Company identified an error in the consolidated statement of cash flows for the year ended February 1, 2020 related to the presentation of proceeds and repayments of borrowings under revolving credit facilities within financing activities. The Company has historically presented proceeds and repayments from borrowings under revolving credit facilities as net in the financing section of the statement of cash flows because of the continuous activity of proceeds and repayments of borrowings. Given the contractual maturity of the revolver is greater than three months, the Company concluded that gross presentation was appropriate and has revised the historical financial statements. These adjustments were not considered to be material individually or in the aggregate to the previously issued financial statements. However, because of the significance of these adjustments, the Company has revised its consolidated statement of cash flows for the year ended February 1, 2020. This revision had no impact on the consolidated balance sheets, consolidated statements of operations or consolidated statements of comprehensive income (loss) for the periods nor did it have an impact on total cash flows from operating, investing or financing activities.

	Year Ended
	February 1, 2020
(in thousands)	As Previously Reported	Adjustment	As Revised
Financing activities
Proceeds from borrowings under the Revolving Credit Facilities	$—	$310,434	$310,434
Repayment of borrowings under the Revolving Credit Facilities	—	(301,727)	(301,727)
Net proceeds from borrowings under the Revolving Credit Facilities	8,707	(8,707)	—
Proceeds from borrowings under the Revolving Credit Facilities - Acquired Businesses	—	11,761	11,761
Repayment of borrowings under the Revolving Credit Facilities- Acquired Businesses	—	(29,410)	(29,410)
Net proceeds (repayment) from borrowings under the Revolving Credit Facilities - Acquired Businesses	(17,649)	17,649	—
Net cash (used in)/provided by financing activities	$(11,991)	$—	$(11,991)

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

The Acquisition was treated for accounting purposes as a transaction by entities under common control within the scope of ASC Topic 805, “Business Combinations”. This guidance required the retrospective combination of the entities for all periods presented as if the combination had been in effect since inception of common control. Additionally, the combination of the entities reflected the historical balance sheet data for the Acquired Businesses.

During fiscal 2019, the Company incurred $3,571 of transaction and other related costs related to the Acquisition, which have been expensed and are included in SG&A expense in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss).

Note 3. Goodwill and Intangible Assets

Net goodwill balances and changes therein by segment were as follows:

(in thousands)	Vince Wholesale	Vince Direct-to-consumer	Rebecca Taylor and Parker	Total Net Goodwill
Balance as of February 1, 2020	$41,435	$—	$—	$41,435
Impairment charges	(9,462)	—	—	(9,462)
Balance as of January 30, 2021	$31,973	$—	$—	$31,973

The total carrying amount of goodwill was net of accumulated impairments of $101,845 and $92,383 as of January 30, 2021 and February 1, 2020, respectively.

During the first quarter of fiscal 2020, the Company determined that a triggering event had occurred as a result of changes to the Company’s long-term projections driven by the impacts of COVID-19. The Company performed an interim quantitative impairment assessment of goodwill and intangible assets.

The Company determined the fair value of the Vince wholesale reportable segment using a combination of discounted cash flows and market comparisons. “Step one” of the assessment determined that the fair value was below the carrying amount by $9,462, and as a result the Company recorded a goodwill impairment charge of $9,462 within Impairment of goodwill and intangible assets on the Consolidated Statement of Operations and Comprehensive Income (Loss) for fiscal 2020.

During the second quarter of fiscal 2019, the Company identified facts and circumstances that indicated that the fair value of goodwill associated with Rebecca Taylor and Parker may not be recoverable, resulting in the determination that a triggering event had occurred. As a result, the Company recorded a $2,129 goodwill impairment charge in the Rebecca Taylor and Parker reporting unit.

There were no impairments recorded as a result of the Company’s annual goodwill impairment test performed during fiscal 2020 and fiscal 2019.

The following tables present a summary of identifiable intangible assets:

(in thousands)	Gross Amount	Accumulated Amortization	Accumulated Impairments	Net Book Value
Balance as of January 30, 2021
Amortizable intangible assets:
Customer relationships	$31,355	$(21,036)	$(6,115)	$4,204
Tradenames	13,100	(86)	(12,527)	487
Indefinite-lived intangible assets:
Tradenames	110,986	—	(39,186)	71,800
Total intangible assets	$155,441	$(21,122)	$(57,828)	$76,491

(in thousands)	Gross Amount	Accumulated Amortization	Accumulated Impairments	Net Book Value
Balance as of February 1, 2020
Amortizable intangible assets:
Customer relationships	$31,355	$(20,437)	$(6,115)	$4,803
Tradenames	13,100	(29)	(12,527)	544
Indefinite-lived intangible assets:
Tradenames	110,986	—	(34,800)	76,186
Total intangible assets	$155,441	$(20,466)	$(53,442)	$81,533

During the first quarter of fiscal 2020, the Company estimated the fair value of the Vince and Rebecca Taylor tradename indefinite-lived intangible assets using a discounted cash flow valuation analysis, which is based on the relief from royalty method and determined that the fair value of the Vince and Rebecca Taylor tradenames were below their carrying amounts. Accordingly, the Company recorded an impairment charge for the Vince and Rebecca Taylor tradename indefinite-lived intangible assets of $4,386, which was recorded within Impairment of goodwill and intangible assets on the Consolidated Statements of Operations and Comprehensive Income (Loss) for fiscal 2020.

During the second quarter of fiscal 2019, the Company identified facts and circumstances that indicated that the fair value of the Rebecca Taylor tradename, the Parker tradename and Rebecca Taylor and Parker customer relationships may not be recoverable, resulting in the determination that a triggering event had occurred. As a result of comparing the fair value of these assets to their respective carrying values, the Company recorded an $11,247 impairment charge associated with the Rebecca Taylor and Parker tradename intangible assets and $6,115 of impairment charges for the Rebecca Taylor and Parker customer relationships within Impairment of goodwill and intangible assets on the Consolidated Statements of Operations and Comprehensive Income (Loss) for fiscal 2019.

No impairments of the Company’s indefinite lived tradenames were recorded as a result of the Company’s annual asset impairment tests performed during fiscal 2020 and fiscal 2019.

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

Amortization of identifiable intangible assets was $656 and $1,596 for fiscal 2020 and fiscal 2019, respectively, which is included in SG&A expenses on the Consolidated Statements of Operations and Comprehensive Income (Loss). Amortization expense for each of the fiscal years 2021 to 2025 is expected to be as follows:

Future
(in thousands)	Amortization
2021	$655
2022	655
2023	655
2024	655
2025	655
Total next 5 fiscal years	$3,275

Note 4. Fair Value Measurements

We define the fair value of a financial instrument as the amount that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  We are responsible for the determination of the value of the investments carried at fair value and the supporting methodologies and assumptions.  The Company’s financial assets and liabilities are to be measured using inputs from three levels of the fair value hierarchy as follows:

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

The Company did not have any non-financial assets or non-financial liabilities recognized at fair value on a recurring basis at January 30, 2021 or February 1, 2020. At January 30, 2021 and February 1, 2020, the Company believes that the carrying values of cash and cash equivalents, receivables, and accounts payable approximate fair value, due to the short-term maturity of these instruments. The Company’s debt obligations with a carrying value of $85,897 as of January 30, 2021 are at variable interest rates. Borrowings under the Company’s 2018 Revolving Credit Facility are recorded at carrying value, which approximates fair value due to the frequency nature of such borrowings and repayments. The Company considers this as a Level 2 input. The fair value of the Company’s 2018 Term Loan Facility and the Third Lien Credit Facility was approximately $25,000 and $21,000, respectively, as of January 30, 2021, based upon estimated market value calculations that factor principal, time to maturity, interest rate, and current cost of debt. The Company considers this a Level 3 input.

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

Determining the fair value of goodwill and other intangible assets is judgmental in nature and requires the use of significant estimates and assumptions, including projected revenues, EBITDA margins growth rates and operating margins, long-term growth rates, working capital, royalty rates in the category of intellectual property, discount rates and future market conditions, among others, as applicable. The inputs used in determining the fair value of the ROU lease assets were the current comparable market rents for similar properties and a store discount rate. The fair value of the property and equipment was based on its estimated liquidation value.  The measurement of fair value of these assets are considered Level 3 valuations as certain of these inputs are unobservable and are estimated to be those that would be used by market participants in valuing these or similar assets.

The following tables present the non-financial assets the Company measured at fair value on a non-recurring basis in fiscal 2020 and fiscal 2019, based on such fair value hierarchy:

	Net Carrying Value as of	Fair Value Measured and Recorded at Reporting Date Using:			Total Losses - Year Ended
(in thousands)	January 30, 2021	Level 1	Level 2	Level 3	January 30, 2021
Property and equipment	$8,922	$—	$—	$8,922	$4,470	(1)
Goodwill	31,973	—	—	31,973	9,462	(2)
Tradenames - Indefinite-lived	71,800	—	—	71,800	4,386	(2)
ROU Assets	76,101	—	—	76,101	8,556	(1)

	Net Carrying Value as of	Fair Value Measured and Recorded at Reporting Date Using:			Total Losses - Year Ended
(in thousands)	February 1, 2020	Level 1	Level 2	Level 3	February 1, 2020
Property and equipment	$—	$—	$—	$—	$641	(1)
Goodwill	—	—	—	—	2,129	(2)
Tradenames - Indefinite-lived	5,086	—	—	5,086	3,550	(2)
Tradenames - Definite-lived	544	—	—	544	7,697	(2)
Customer Lists	—	—	—	—	6,115	(2)
ROU Assets	788	—	—	788	177	(1)

(1) Recorded within Impairment of long-lived assets on the Consolidated Statements of Operations and Comprehensive Income (Loss). See Note 1 “Description of Business and Summary of Significant Accounting Policies – (K) Impairment of Long-lived Assets” for additional information.

(2) Recorded within Impairment of goodwill and intangible assets on the Consolidated Statements of Operations and Comprehensive Income (Loss). See Note 1 “Description of Business and Summary of Significant Accounting Policies – (K) Impairment of Long-lived Assets and (L) Goodwill and Other Intangible Assets” for additional information.

Note 5. Long-Term Debt and Financing Arrangements

Debt obligations consisted of the following:

	January 30,	February 1,
(in thousands)	2021	2020
Long-term debt:
Term Loan Facilities	$24,750	$24,750
Revolving Credit Facilities	40,399	27,723
Third Lien Credit Facility	20,748	—
Total debt principal	85,897	52,473
Less: current portion of long-term debt	—	2,750
Less: deferred financing costs	1,412	1,043
Total long-term debt	$84,485	$48,680

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

The 2018 Term Loan Facility contains a requirement that Vince, LLC maintain a Consolidated Fixed Charge Coverage Ratio (as defined in the credit agreement for the 2018 Term Loan Facility) as of the last day of any period of four fiscal quarters not to exceed

0.85:1.00 for the fiscal quarter ended November 3, 2018, 1.00:1.00 for the fiscal quarter ended February 2, 2019, 1.20:1.00 for the fiscal quarter ended May 4, 2019, 1.35:1.00 for the fiscal quarter ending August 3, 2019, 1.50:1.00 for the fiscal quarters ending November 2, 2019 and February 1, 2020 and 1.75:1.00 for the fiscal quarter ending May 2, 2020 and each fiscal quarter thereafter. In addition, the 2018 Term Loan Facility contains customary representations and warranties, other covenants, and events of default, including but not limited to, covenants with respect to limitations on the incurrence of additional indebtedness, liens, burdensome agreements, guarantees, investments, loans, asset sales, mergers, acquisitions, prepayment of other debt, the repurchase of capital stock, transactions with affiliates, and the ability to change the nature of the Company’s business or its fiscal year, and distributions and dividends. The 2018 Term Loan Facility generally permits dividends to the extent that no default or event of default is continuing or would result from a contemplated dividend, so long as (i) after giving pro forma effect to the contemplated dividend and for the following six months Excess Availability will be at least the greater of 20.0% of the Loan Cap (as defined in the credit agreement for the 2018 Term Loan Facility) and $10,000, (ii) after giving pro forma effect to the contemplated dividend, the Consolidated Fixed Charge Coverage Ratio for the 12 months preceding such dividend will be greater than or equal to 1.0 to 1.0 (provided that the Consolidated Fixed Charge Coverage Ratio may be less than 1.0 to 1.0 if, after giving pro forma effect to the contemplated dividend, Excess Availability for the six fiscal months following the dividend is at least the greater of 25.0% of the Loan Cap and $12,500), and (iii) the pro forma Fixed Charge Coverage Ratio after giving effect to such contemplated dividend is no less than the minimum Consolidated Fixed Charge Coverage Ratio for such quarter. In addition, the 2018 Term Loan Facility is subject to a Borrowing Base (as defined in the credit agreement of the 2018 Term Loan Facility) which can, under certain conditions, result in the imposition of a reserve under the 2018 Revolving Credit Facility. As of January 30, 2021, the Company was in compliance with applicable covenants.

The 2018 Term Loan Facility also contains an Excess Cash Flow (as defined in the credit agreement for the 2018 Term Loan Facility) sweep requirement in which Vince, LLC remits 50% of Excess Cash Flow reduced on a dollar-for-dollar basis by any voluntary prepayments of the 2018 Term Loan Facility or the 2018 Revolving Credit Facility (to the extent accompanied by a permanent reduction in commitments) during such fiscal year or after the fiscal year but prior to the date of the excess cash flow payment, to be applied to the outstanding principal balance commencing 10 business days after the filing of the Company’s Annual Report on Form 10-K starting from fiscal year ended February 1, 2020. There was no such payment due for fiscal years ended January 30, 2021 and February 1, 2020.

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

As a result of the Third Term Loan Amendment, the Company incurred $383 of additional financing costs.  In accordance with ASC Topic 470, “Debt”, the Company accounted for this amendment as a debt modification and has recorded $233 of the financing costs paid to third parties within selling, general and administrative expenses on the Consolidated Statements of Operations and Comprehensive Income (Loss) in fiscal 2020.  The remaining $150 of financing costs are recorded as deferred debt issuance costs which will be amortized over the remaining term of the 2018 Term Loan Facility.

On December 11, 2020, Vince, LLC entered into the Fifth Amendment (the “Fifth Term Loan Amendment”) to the 2018 Term Loan Facility. The Fifth Term Loan Amendment, among other things, (i) extends the suspension of the FCCR covenant through the Extended Accommodation Period; (ii) extends the period through which the applicable margin is increased to 9.0% or 7.0%, subject to a pricing grid based on Consolidated EBITDA through the Extended Accommodation Period; (iii) extends the period from October 30, 2021 to January 29, 2022, during which the cap on which certain items eligible to be added back to “Consolidated EBITDA” (as defined in the 2018 Term Loan Facility) is increased to 27.5% from 22.5%; (iv) requires Vince, LLC to maintain an FCCR of 1.0 to 1.0 in the event the excess availability under the 2018 Revolving Credit Facility is less than (x) $7,500 through the end of the Accommodation Period; and (y) $10,000 from August 1, 2020 through the end of the Extended Accommodation Period; (v) revises the FCCR required to be maintained commencing with the fiscal quarter ending January 29, 2022 and for each fiscal quarter thereafter to be 1.25 to 1.0; (vi) waives the amortization payments due on January 1, 2021, April 1, 2021, July 1, 2021, October 1, 2021 and January 1, 2022; (vii) permits Vince, LLC to incur the debt under the Third Lien Credit Facility (as described below); (viii) resets the prepayment premium to 3.0% of the prepaid amount if prepaid prior to the first anniversary of the Fifth Term Loan Amendment effective date, 1.5% of the prepaid amount if  prepaid prior to the second anniversary of the Fifth Term Loan Amendment effective date and 0% thereafter; (ix) requires an engagement by the Company of a financial advisor from February 1, 2021 until March 31, 2021 (or until the excess availability is greater than 25% of the loan cap for a period of at least thirty days, whichever is later) to assist in the preparation of certain financial reports, including the review of the weekly cashflow reports and other items; and (x) revises the advance rate on the intellectual property to 60% of its appraised value. As of April 2021, the requirement to engage a financial advisor has been satisfied.

As a result of the Fifth Term Loan Amendment, the Company incurred $150 of additional financing costs. In accordance with ASC Topic 470, “Debt”, the Company accounted for this amendment as a debt modification and has recorded the additional deferred financing costs as deferred debt issuance costs which will be amortized over the remaining term of the 2018 Term Loan Facility and are included in accrued liabilities on the Consolidated Balance Sheet as of January 30, 2021.

On April 26, 2021, Vince, LLC entered into the Sixth Amendment (the “Sixth Term Loan Amendment”) to the 2018 Term Loan Facility. See Note 15 “Subsequent Events” for further information.

Through January 30, 2021, on an inception to date basis, the Company had made repayments totaling $2,750 in the aggregate on the 2018 Term Loan Facility. As of January 30, 2021, the Company had $24,750 of debt outstanding under the 2018 Term Loan Facility.

Scheduled maturities of the 2018 Term Loan Facility are as follows:

2018 Term Loan
(in thousands)	Maturities
Fiscal 2021	$—
Fiscal 2022	2,750
Fiscal 2023	22,000
Total	$24,750

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

The 2018 Revolving Credit Facility contains representations and warranties, other covenants and events of default that are customary for this type of financing, including covenants with respect to limitations on the incurrence of additional indebtedness, liens, burdensome agreements, guarantees, investments, loans, asset sales, mergers, acquisitions, prepayment of other debt, the repurchase of capital stock, transactions with affiliates, and the ability to change the nature of the Company’s business or its fiscal year. The 2018 Revolving Credit Facility generally permits dividends in the absence of any event of default (including any event of default arising from a contemplated dividend), so long as (i) after giving pro forma effect to the contemplated dividend and for the following six months Excess Availability will be at least the greater of 20.0% of the Loan Cap and $10,000 and (ii) after giving pro forma effect to the contemplated dividend, the Consolidated Fixed Charge Coverage Ratio for the 12 months preceding such dividend will be greater than or equal to 1.0 to 1.0 (provided that the Consolidated Fixed Charge Coverage Ratio may be less than 1.0 to 1.0 if, after giving pro forma effect to the contemplated dividend, Excess Availability for the six fiscal months following the dividend is at least the greater of 25.0% of the Loan Cap and $12,500). As of January 30, 2021, the Company was in compliance with applicable covenants.

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

On December 11, 2020, Vince, LLC entered into the Fifth Revolver Amendment to the 2018 Revolving Credit Facility. The Fifth Revolver Amendment, among other things, (i) extends the period from November 30, 2020 to July 31, 2021 (such period, “Accommodation Period”), during which the eligibility of certain account debtors is revised by extending by 30 days the time those accounts may remain outstanding past due as well as increasing the concentration limits of certain account debtors; (ii) extends the period through which the applicable margin on all borrowings of revolving loans by 0.75% per annum during such Accommodation Period; (iii) extends the period from October 30, 2021 to January 29, 2022, during which the cap on which certain items eligible to be added back to “Consolidated EBITDA” (as defined in the 2018 Revolving Credit Facility) is increased to 27.5% from 22.5%; (iv) extends the temporary suspension of the Consolidated Fixed Charge Coverage Ratio (“FCCR”) covenant through the delivery of a compliance certificate relating to the fiscal quarter ended January 29, 2022 (such period, the “Extended Accommodation Period”), other than the fiscal quarter ending January 29, 2022; (v) requires Vince, LLC to maintain an FCCR of 1.0 to 1.0 in the event the excess availability under the 2018 Revolving Credit Facility is less than (x) $7,500 through the end of the Accommodation Period; and (y) $10,000 from August 1, 2020 through the end of the Extended Accommodation Period; (vi) permits Vince, LLC to incur the debt under the Third Lien Credit Facility (as described below); (vii) revises the definition of “Cash Dominion Trigger Amount” to mean $15,000 through the end of the Extended Accommodation Period and at all other times thereafter, 12.5% of the loan cap and $5,000, whichever is greater; (viii) deems the Cash Dominion Event (as defined in the 2018 Revolving Credit Facility) as triggered during the Accommodation Period; and (ix) requires an engagement by the Company of a financial advisor from February 1, 2021 until March 31, 2021 (or until the excess availability is greater than 25% of the loan cap for a period of at least thirty days, whichever is later) to assist in the preparation of certain financial reports, including the review of the weekly cashflow reports and other items. As of April 2021, the requirement to engage a financial advisor has been satisfied.

As a result of the Fifth Revolver Amendment, the Company incurred $204 of additional deferred financing costs. In accordance with ASC Topic 470, “Debt”, the Company accounted for this amendment as a debt modification and has recorded the additional deferred financing costs as deferred debt issuance costs which will be amortized over the remaining term of the 2018 Revolving Credit Facility. $100 of financing costs are included in accrued liabilities on the Consolidated Balance Sheet as of January 30, 2021.

On April 26, 2021, concurrently with the Sixth Term Loan Amendment, the Company entered into the Sixth Amendment (the “Sixth Revolver Amendment”) to the 2018 Revolving Credit Facility. See Note 15 “Subsequent Events” for further information.

As of January 30, 2021, $30,176 was available under the 2018 Revolving Credit Facility, net of the loan cap, and there were $40,399 of borrowings outstanding and $5,195 of letters of credit outstanding under the 2018 Revolving Credit Facility. The weighted average interest rate for borrowings outstanding under the 2018 Revolving Credit Facility as of January 30, 2021, was 3.8%.

As of February 1, 2020, $59,916 was available under the 2018 Revolving Credit Facility, net of the loan cap, and there were $27,723 of borrowings outstanding and $6,505 of letters of credit outstanding under the 2018 Revolving Credit Facility. The weighted average interest rate for borrowings outstanding under the 2018 Revolving Credit Facility as of February 1, 2020, was 3.3%.

Third Lien Credit Agreement

On December 11, 2020, Vince, LLC entered into a $20,000 subordinated term loan credit facility (the “Third Lien Credit Facility”) pursuant to a credit agreement (the “Third Lien Credit Agreement”), dated December 11, 2020, by and among Vince, LLC, as the borrower, SK Financial Services, LLC (“SK Financial”), as agent and lender, and other lenders from time to time party thereto. The Third Lien Credit Facility matures on the earlier of (a) February 21, 2024, (b) the date that is 360 days after the “Maturity Date” under the 2018 Revolving Credit Facility so long as the loans under the 2018 Term Loan Facility remain outstanding and (c) 180 days after the “Maturity Date” under the 2018 Term Loan Facility and the 2018 Revolving Credit Facility.

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

The Company has incurred $485 in deferred financing costs associated with the Third Lien Credit Facility of which a $400 closing fee is payable in kind and is added to the principal balance. These deferred financing costs are recorded as deferred debt issuance costs which will be amortized over the remaining term of the Third Lien Credit Facility.

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

The proceeds were received on December 11, 2020 and were used to repay a portion of the borrowings outstanding under the 2018 Revolving Credit Facility.

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

Note 6. Commitments and Contingencies

Leases

The Company leases its office spaces, showrooms and retail stores under operating leases which have remaining terms up to ten years, excluding renewal terms. Most of the Company’s real estate leases contain covenants that require the Company to pay real estate taxes, insurance, and other executory costs. Certain of these leases require contingent rent payments or contain kick-out clauses and/or opt-out clauses, based on the operating results of the retail operations utilizing the leased premises. Rent under leases with scheduled rent changes or lease concessions are recorded on a straight-line basis over the lease term. Rent expense under all operating leases was $23,723 and $29,230 for fiscal 2020 and fiscal 2019, respectively, which is recorded within SG&A expenses.

The future minimum lease payments under operating leases at January 30, 2021 were as follows:

Minimum Lease
(in thousands)	Payments
Fiscal 2021	$28,590
Fiscal 2022	27,592
Fiscal 2023	25,368
Fiscal 2024	23,615
Fiscal 2025	14,515
Thereafter	22,023
Total minimum lease payments	$141,703

Other Contractual Cash Obligations

At January 30, 2021, the Company’s other contractual cash obligations of $44,253 consisted primarily of inventory purchase obligations and service contracts.

Litigation

On September 7, 2018, a complaint was filed in the United States District Court for the Eastern District of New York by certain stockholders (collectively, the “Plaintiff”), naming the Company as well as David Stefko, the Company’s Chief Financial Officer, one of the Company’s directors, certain of the Company’s former officers and directors, and Sun Capital and certain of its affiliates, as defendants. The complaint generally alleges that the Company and the named parties made false and/or misleading statements and/or failed to disclose matters relating to the transition of the Company’s ERP systems from Kellwood. The complaint brings causes of action for violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated under the Exchange Act against the Company and the named parties and for violations of Section 20(a) of the Exchange Act against the individual parties, Sun Capital and its affiliates.  The complaint sought unspecified monetary damages and unspecified costs and fees. On January 28, 2019, in response to our motion to dismiss the original complaint, the Plaintiff filed an amended complaint, naming the same defendants as parties and asserting the same causes of action as those stated in the original complaint. On October 4, 2019, an individual stockholder filed a complaint marked as a related suit to the amended complaint, containing substantially identical allegations and claims against the same defendant parties. On September 9, 2020, the two complaints were dismissed in their entirety and the Plaintiff’s request for leave to replead was denied. On October 6, 2020, the Plaintiff filed notices of appeal. The appeals are pending.

On September 6, 2019, Vince, LLC received a favorable judgment from the second instance court in the People’s Republic of China in connection with a trademark infringement case. The judgment awarded Vince, LLC approximately $700 in damages and fees, net of applicable taxes, which was included in selling, general and administrative expense in the accompanying consolidated statement of operations and comprehensive earnings (loss). This amount was subsequently paid in full to Vince, LLC by the defendants in the case in the fourth quarter of fiscal 2019.

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

Note 7. Share-Based Compensation

Employee Stock Plans

Vince 2013 Incentive Plan

In connection with the IPO, the Company adopted the Vince 2013 Incentive Plan, which provides for grants of stock options, stock appreciation rights, restricted stock, and other stock-based awards. In May 2018, the Company filed a Registration Statement on Form S-8 to register an additional 660,000 shares of common stock available for issuance under the Vince 2013 Incentive Plan. Additionally, in September 2020, the Company filed a Registration Statement on Form S-8 to register an additional 1,000,000 shares of common stock available for issuance under the Vince 2013 Incentive Plan. The aggregate number of shares of common stock which may be issued or used for reference purposes under the Vince 2013 Incentive Plan or with respect to which awards may be granted may not exceed 1,000,000 shares. The shares available for issuance under the Vince 2013 Incentive Plan may be, in whole or in part, either authorized and unissued shares of the Company’s common stock or shares of common stock held in or acquired for the Company’s treasury. In general, if awards under the Vince 2013 Incentive Plan are cancelled for any reason, or expire or terminate unexercised, the shares covered by such award may again be available for the grant of awards under the Vince 2013 Incentive Plan. As of January 30, 2021, there were 1,444,338 shares under the Vince 2013 Incentive Plan available for future grants. Options granted pursuant to the Vince 2013 Incentive Plan typically vest in equal installments over four years, subject to the employees’ continued employment and expire on the earlier of the tenth anniversary of the grant date or upon termination as outlined in the Vince 2013 Incentive Plan. Restricted stock units (“RSUs”) granted vest in equal installments over a three-year period or vest in equal installments over four years, subject to the employees’ continued employment, except for RSUs issued under the exchange offer described below.

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

Employee Stock Purchase Plan

The Company maintains an employee stock purchase plan (“ESPP”) for its employees. Under the ESPP, all eligible employees may contribute up to 10% of their base compensation, up to a maximum contribution of $10 per year. The purchase price of the stock is 90% of the fair market value, with purchases executed on a quarterly basis. The plan is defined as compensatory, and accordingly, a charge for compensation expense is recorded to SG&A expense for the difference between the fair market value and the discounted purchase price of the Company’s Stock. During fiscal 2020 and fiscal 2019, 9,024 and 2,190 shares of common stock, respectively, were issued under the ESPP. As of January 30, 2021, there were 82,111 shares available for future issuance under the ESPP.

Stock Options

A summary of stock option activity for both employees and non-employees for fiscal 2020 is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at February 1, 2020	175	$38.87	5.7	$—
Granted	—	$—
Exercised	—	$—
Forfeited or expired	(117)	$38.92
Outstanding at January 30, 2021	58	$38.77	4.7	$—

Vested and exercisable at January 30, 2021	58	$38.77	4.7	$—

Restricted Stock Units

A summary of restricted stock unit activity for fiscal 2020 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested restricted stock units at February 1, 2020	679,926	$11.12
Granted	89,507	$6.48
Vested	(162,052)	$10.32
Forfeited	(237,760)	$12.31
Non-vested restricted stock units at January 30, 2021	369,621	$9.59

The total fair value of restricted stock units vested during fiscal 2020 and fiscal 2019 was $1,672 and $814, respectively.

At January 30, 2021, there was $2,348 of unrecognized compensation costs related to restricted stock units that will be recognized over a remaining weighted average period of 1.4 years.

Share-Based Compensation Expense

During fiscal 2020, the Company recognized share-based compensation expense of $1,275, including expense of $252 related to non-employees, and related tax benefit of $0. The Company recognized share-based compensation expense of $2,033, including expense of $182 related to non-employees, and related tax benefit of $0, during fiscal 2019 .

Note 8. Defined Contribution Plan

The Company maintains defined contribution plans for employees who meet certain eligibility requirements. Features of these plans allow participants to contribute to a plan a percentage of their annual compensation, subject to IRS limitations. Certain plans also provide for discretionary matching contributions by the Company. The annual expense incurred by the Company for defined contribution plans was $366 and $464 in fiscal 2020 and fiscal 2019, respectively.

Note 9. Stockholders’ Equity

Common Stock

The Company currently has authorized for issuance 100,000,000 shares of its voting common stock, par value of $0.01 per share.

As of January 30, 2021 and February 1, 2020, the Company had 11,809,023 and 11,680,593 shares issued and outstanding, respectively.

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

The following is a reconciliation of weighted average basic shares to weighted average diluted shares outstanding:

	Fiscal Year
	2020	2019
Weighted-average shares—basic	11,769,689	11,665,541
Effect of dilutive equity securities	—	263,758
Weighted-average shares—diluted	11,769,689	11,929,299

Because the Company incurred a net loss for the fiscal year ended January 30, 2021, weighted-average basic shares and weighted-average diluted shares outstanding are equal for the period.

For the fiscal years ended January 30, 2021 and February 1, 2020, 314,938 and 16,408 weighted average shares of share-based compensation, respectively, were excluded from the computation of weighted average shares for diluted earnings per share, as their effect would have been anti-dilutive.

Note 11. Income Taxes

The provision for income taxes consisted of the following:

	Fiscal Year
(in thousands)	2020	2019
Current:
Domestic:
Federal	$—	$(130)
State	152	188
Foreign	27	40
Total current	179	98
Deferred:
Domestic:
Federal	1,365	—
State	322	—
Foreign	—	—
Total deferred	1,687	—
Total provision for income taxes	$1,866	$98

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

A reconciliation of the federal statutory income tax rate to the effective tax rate is as follows:

	Fiscal Year
	2020	2019
Statutory federal rate	21.0%	21.0%
State taxes, net of federal benefit	3.6%	5.8%
Non-deductible Tax Receivable Agreement adjustment (1)	0.0%	(38.3)%
Valuation allowance	(29.1)%	4.6%
Return to provision adjustment	1.1%	0.2%
Non-deductible Officers Compensation	0.0%	2.1%
Rate Differential on Foreign Income	(0.1)%	0.1%
Other	0.6%	4.8%
Total	(2.9)%	0.3%

(1)

Non-deductible Tax Receivable Agreement liability revaluation in fiscal 2019 is a result of changes in levels of projected pre-tax income, as well as the acquisition of NOLs from the Acquired Businesses. See “Tax Receivable Agreement” under Note 14 “Related Party Transactions” for additional information.

Deferred income tax assets and liabilities consisted of the following:

	January 30,	February 1,
(in thousands)	2021	2020
Deferred tax assets:
Depreciation and amortization	$7,700	$2,063
Employee related costs	1,114	2,857
Allowance for asset valuations	2,604	1,664
Accrued expenses	358	361
Lease liability	29,900	27,712
Net operating losses	108,994	91,345
Tax credits	92	193
Other	290	679
Total deferred tax assets	151,052	126,874
Less: valuation allowances	(119,425)	(100,846)
Net deferred tax assets	31,627	26,028
Deferred tax liabilities:
Indefinite lived intangibles	(8,213)	—
ROU lease asset	(23,102)	(23,630)
Other	(2,000)	(2,296)
Total deferred tax liabilities	(33,315)	(25,926)
Net deferred tax (liability) asset	$(1,688)	$102
Included in:
Deferred income tax asset	$—	$102
Deferred income tax liability	(1,688)	—
Net deferred tax (liability) asset	$(1,688)	$102

As of January 30, 2021, the Company had a gross federal net operating loss of $405,774 (federal tax effected amount of $85,213) for federal income tax purposes that may be used to reduce future federal taxable income. The net operating losses for federal income tax purposes will expire between 2030 and 2038 for losses incurred in tax years beginning before January 1, 2018. Net operating losses incurred in tax years beginning after January 1, 2018 will have an indefinite carryforward period.

As of January 30, 2021, the Company had gross state net operating loss carryforward of $550,947 (tax effected net of federal benefit of $23,561) that may be used to reduce future state taxable income. The net operating loss carryforwards for state income tax purposes expire between 2029 and 2040.

As of January 30, 2021, the Company had total deferred tax assets including net operating loss carryforwards, reduced for uncertain tax positions, of $117,738, of which $91,657 and $25,884 were attributable to federal and domestic state and local jurisdictions, respectively.

The valuation allowance for deferred tax assets was $119,425 at January 30, 2021, increasing $18,579 from the valuation allowance for deferred tax assets of $100,846 at February 1, 2020. During fiscal 2020, the Company maintained a full valuation allowance on all deferred tax assets that have a definite life as the Company does not believe it is more likely than not that such deferred tax assets will be recognized. Indefinite-lived net operating losses have been recognized to the extent the Company believes they can be utilized against indefinite-lived deferred tax liabilities. Adjustments to the valuation allowance are made when there is a change in management’s assessment of the amount of deferred tax assets that are realizable.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, excluding interest and penalties, is as follows:

	Fiscal Year
(in thousands)	2020	2019
Beginning balance	$2,304	$2,304
Increases for tax positions in current year	—	—
Increases for tax positions in prior years	—	—
Decreases for tax positions in prior years	—	—
Ending balance	$2,304	$2,304

As of January 30, 2021 and February 1, 2020, unrecognized tax benefits in the amount of $2,304 and $2,304, respectively, would impact the Company’s effective tax rate if recognized. The statute of limitations does not begin until the net operating losses are utilized. Therefore, the unrecognized tax benefit balance will remain the same until three years after the net operating losses are used to offset taxable income.

The Company includes accrued interest and penalties on underpayments of income taxes in its income tax provision. As of January 30, 2021 and February 1, 2020, the Company did not have any interest and penalties accrued on its Consolidated Balance Sheets and no related provision or benefit was recognized in each of the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended January 30, 2021 and February 1, 2020. Interest is computed on the difference between the tax position recognized net of any unrecognized tax benefits and the amount previously taken or expected to be taken in the Company’s tax returns.

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

The Company determines if an arrangement is a lease at inception. The Company has operating leases for real estate (primarily retail stores, storage, and office spaces) many of which have initial terms of 10 years, and in many instances can be extended for an additional term, while the Company’s more recent leases are subject to shorter terms as a result of the implementation of the strategy to pursue shorter lease terms. The Company will not include renewal options in the underlying lease term unless the Company is reasonably certain to exercise the renewal option. Substantially all of our leases require a fixed annual rent, and most require the payment of additional rent if store sales exceed a negotiated amount. These percentage rent expenses are considered as variable lease costs and recognized in the consolidated financial statements when incurred. In addition, the Company’s real estate leases may also require additional payments for real estate taxes and other occupancy-related costs which it considers as non-lease components. The Company did not elect the practical expedient to group lease and non-lease components as a single lease component for the operating leases. Operating lease ROU assets and operating lease liabilities are recognized based upon the present value of the future lease payments over the lease term. As the Company’s leases do not provide an implicit borrowing rate, the Company uses an estimated incremental borrowing rate based upon combination of market-based factors, such as market quoted forward yield curves and company specific factors, such as the Company’s credit rating, lease size and duration to calculate the present value. The Company does not have any finance leases.  The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The weighted-average remaining lease term and weighted-average discount rate for our operating leases are 5.6 years and 6.3% as of January 30, 2021.

As a result of COVID-19, the Company did not initially make certain rent payments in the first, second, third and fourth quarters of fiscal 2020. The Company has recognized any rent payments not made within accounts payable in the accompanying consolidated balance sheet and has continued to recognize rent expense in the consolidated statement of operations and comprehensive earnings (loss). As a result of discussions with landlords and amendments to existing lease terms, the Company has since made rent payments for certain leases. The Company considered the FASB’s recent guidance regarding lease modifications as a result of the effects of COVID-19 and elected to apply the temporary practical expedient to account for lease changes as variable rent unless an amendment results in a substantial change in the Company's lease obligations, which in those circumstances the Company accounted for such lease change as a lease modification. The impact of rent concessions recorded as either reduction in variable rent or lease modifications was $4,200 for the twelve months ended January 30, 2021 to the consolidated statement of operations. In addition to the benefits received from the rent concessions as a result of negotiations with landlords, the Company also recorded $1,119 for the twelve months ended January 30, 2021, related to concessions for other occupancy costs such as common area maintenance, real estate taxes, and lease advertising charges.

  Total lease cost is included in cost of sales and SG&A in the accompanying Consolidated Statement of Operations and Comprehensive Income (Loss) and is recorded net of immaterial sublease income. Some leases have a non-cancelable lease term of less than one year and therefore, the Company has elected to exclude these short-term leases from our ROU asset and lease liabilities. Short term lease costs were immaterial for fiscal year ended January 30, 2021. The Company’s lease cost is comprised of the following:

	Fiscal Year
(in thousands)	2020	2019
Operating lease cost	$23,537	$25,168
Variable operating lease cost	(2,928)	450
Total lease cost	$20,609	$25,618

Supplemental cash flow and non-cash information related to leases is as follows:

	Fiscal Year
(in thousands)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$22,154	$26,416
Right-of-use assets obtained in exchange for operating lease liabilities	22,449	20,932

Subsequent to the date of adoption, during fiscal 2019, the Company had lease modifications which changed the lease payment from fixed to variable or reduced the monthly lease payment which reduced the ROU assets and lease liabilities by $5,510 and $5,526, respectively. During fiscal 2020 and fiscal 2019, the Company recorded right-of-use assets impairment of approximately $8,556 and $177, respectively.

As of January 30, 2021, the future maturity of lease liabilities are as follows:

January 30,
(in thousands)	2021
Fiscal 2021	$28,590
Fiscal 2022	27,592
Fiscal 2023	25,368
Fiscal 2024	23,615
Fiscal 2025	14,515
Thereafter	22,023
Total lease payments	141,703
Less: Imputed interest	(22,474)
Total operating lease liabilities	$119,229

The operating lease payments do not include any renewal options as such leases are not reasonably certain of being renewed as of January 30, 2021 and does not include $4,205 legally binding minimum lease payments of leases signed but not yet commenced.

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
•

Vince Direct-to-consumer segment—consists of the Company’s operations to distribute Vince brand products directly to the consumer through its Vince branded full-price specialty retail stores, outlet stores, and e-commerce platform, and its subscription business Vince Unfold; and

•

Rebecca Taylor and Parker segment—consists of the Company’s operations to distribute Rebecca Taylor and Parker brand products to high-end department and specialty stores in the U.S. and select international markets, directly to the consumer through their own branded e-commerce platforms and Rebecca Taylor retail and outlet stores, and through its subscription business Rebecca Taylor RNTD.

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

Summary information for the Company’s reportable segments is presented below.

(in thousands)	Vince Wholesale	Vince Direct-to-consumer	Rebecca Taylor and Parker	Unallocated Corporate	Total
Fiscal Year 2020
Net Sales (1)	$105,737	$86,326	$27,807	$—	$219,870
Income (loss) before income taxes (2) (3) (4)	30,059	(20,734)	(16,128)	(56,980)	(63,783)
Depreciation & Amortization	958	2,993	785	2,162	6,898
Capital Expenditures	177	2,451	532	337	3,497
Total Assets	66,816	104,784	39,514	121,830	332,944

Fiscal Year 2019
Net Sales (5)	$166,805	$133,412	$74,970	$—	$375,187
Income (loss) before income taxes (6) (7) (8)	55,440	10,127	(29,410)	(5,663)	30,494
Depreciation & Amortization	838	3,809	2,196	2,759	9,602
Capital Expenditures	395	3,423	657	48	4,523
Total Assets	71,028	112,408	43,258	135,608	362,302

(1) Net sales for Rebecca Taylor and Parker for fiscal 2020 consisted of $17,228 through wholesale distribution channels and $10,579 through direct-to-consumer distribution channels.

(2) Vince Direct-to-consumer for fiscal 2020 includes a non-cash impairment charge of $11,725 related to property and equipment and ROU assets. See Note 1 “Description of Business and Summary of Significant Accounting Policies – (K) Impairment of Long-lived Assets” for additional information.

(3) Rebecca Taylor and Parker for fiscal 2020 includes non-cash impairment charges of $1,687, of which $386 is related to the Rebecca Taylor tradename and $1,301 is related to property and equipment and ROU assets. See Note 1 “Description of Business and Summary of Significant Accounting Policies – (K) Impairment of Long-lived Assets and (L) Goodwill and Other Intangible Assets” for further details.

(4) Unallocated Corporate for fiscal 2020 includes the $2,320 pre-tax benefit from re-measurement of the liability related to the Tax Receivable Agreement and non-cash impairment charges of $13,462, of which $9,462 is related to goodwill and $4,000 is related to the Vince tradename. See Note 1 “Description of Business and Summary of Significant Accounting Policies – (L) Goodwill and Other Intangible Assets” and Note 14 “Related Party Transactions” for additional information.

(5) Net sales for Rebecca Taylor and Parker for fiscal 2019 consisted of $55,734 through wholesale distribution channels and $19,236 through direct-to-consumer distribution channels.

(6) Vince Direct-to-consumer for fiscal 2019 includes a non-cash impairment charge of $65 related to ROU assets. See Note 1 “Description of Business and Summary of Significant Accounting Policies – (K) Impairment of Long-lived Assets” for additional information.

(7) Rebecca Taylor and Parker for fiscal 2019 includes non-cash impairment charges of $20,244, of which $2,129 is related to goodwill, $11,247 is related to the Rebecca Taylor and Parker tradenames, $6,115 is related to the Rebecca Taylor and Parker customer relationships and $753 is related to property and equipment and ROU assets. See Note 1 “Description of Business and Summary of Significant Accounting Policies – (K) Impairment of Long-lived Assets and (L) Goodwill and Other Intangible Assets” for further details.

(8) Unallocated Corporate for fiscal 2019 includes the $55,953 pre-tax benefit from re-measurement of the liability related to the Tax Receivable Agreement. See Note 14 “Related Party Transactions” for additional information.

The Company is domiciled in the U.S. and as of January 30, 2021, had no significant international subsidiaries and therefore substantially all of the Company’s sales originate in the U.S.  As a result, net sales by destination are not provided. Additionally, substantially all long-lived assets, including property and equipment, are located in the U.S.

Note 14. Related Party Transactions

Third Lien Credit Agreement

On December 11, 2020, Vince, LLC entered into the $20,000 Third Lien Credit Facility pursuant to the Third Lien Credit Agreement, by and among Vince, LLC, as the borrower, SK Financial, as agent and lender, and other lenders from time-to-time party thereto. SK Financial is an affiliate of Sun Capital, whose affiliates own approximately 72% of the Company’s common stock.  The Third Lien Credit Facility was reviewed and approved by the Special Committee of the Company’s Board of Directors, consisting solely of directors not affiliated with Sun Capital, which committee was represented by independent legal advisors.

See Note 5 “Long-Term Debt and Financing Arrangements” or additional information.

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

As of January 30, 2021, the Company’s total obligation under the Tax Receivable Agreement was estimated to be $0 based on projected future pre-tax income. The obligation was originally recorded in connection with the IPO as an adjustment to additional paid-in capital on the Company’s Consolidated Balance Sheet.

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

During fiscal 2020 and fiscal 2019, the Company incurred expenses of $17 and $367, respectively, under the Sun Capital Consulting Agreements.

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

Note 15. Subsequent Events

Amendments to Existing Credit Facilities

On April 26, 2021, Vince, LLC, an indirectly wholly owned subsidiary of the Company entered into the Sixth Term Loan Amendment to the 2018 Term Loan Facility, dated August 21, 2018, by and among Vince, as the borrower, the guarantors named therein, Crystal Financial LLC, as administrative agent and collateral agent, and the other lenders from time to time party thereto.

The Sixth Term Loan Amendment, among other things, (i) extends the period during which the FCCR covenant is temporarily suspended, resuming for the fiscal quarter ending January 28, 2023 (previously, through January 29, 2022) (such period, until the delivery of the compliance certificate with respect to the fiscal quarter ending January 28, 2023, the “Sixth Amendment Extended Accommodation Period”); (ii) extends the period through which the applicable margin is increased to 9.0% or 7.0%, subject to a pricing grid based on Consolidated EBITDA through the Sixth Amendment Extended Accommodation Period, and the period for which 2% of interest is deferred through the first anniversary of the Sixth Term Loan Amendment; (iii) requires Vince to maintain an FCCR of 1.0 to 1.0 in the event the excess availability under the 2018 Revolving Credit Facility is less than $7,500 until July 31, 2021 and $10,000 after August 1, 2021 through the end of the Sixth Amendment Extended Accommodation Period; (iv) resets the prepayment premium to 3.0% of the prepaid amount if prepaid prior to the first anniversary of the Sixth Term Loan Amendment effective date, 1.5% of the prepaid amount if prepaid prior to the second anniversary of the Sixth Term Loan Amendment and none thereafter; and (v) decreases the advance rate on the eligible intellectual property to 55% from 60% as of August 1, 2021.

Concurrently with the Sixth Term Loan Amendment, the Company entered into the Sixth Revolver Amendment to the 2018 Revolving Credit Facility, dated August 21, 2018, by and among Vince, LLC as the borrower, the guarantors named therein, Citizens Bank, N.A., as administrative agent and collateral agent, and the other lenders from time to time party thereto. The Sixth Revolver Amendment, among other things, consents to the Sixth Term Loan Amendment and amends certain definitions to reflect the Sixth Term Loan Amendment.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Beginning of Period	Expense Charges, net of Reversals	Deductions and Write-offs, net of Recoveries	End of Period
Sales Allowances
Fiscal 2020	$(13,734)	(35,641)	41,775	(7,600)
Fiscal 2019	(13,756)	(74,103)	74,125	(13,734)
Allowance for Doubtful Accounts
Fiscal 2020	(384)	(2,194)	1,917	(661)
Fiscal 2019	(509)	51	74	(384)
Valuation Allowances on Deferred Income Taxes
Fiscal 2020	(100,846)	(18,579)	—	(119,425)
Fiscal 2019	(99,444)	(1,402)	—	(100,846)