Form 10-Q
period 2021-05-01
VINCE HOLDING CORP.
filed 2021-06-10
CIK 1579157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 1, 2021

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

As of May 31, 2021, the registrant had 11,898,523 shares of common stock, $0.01 par value per share, outstanding.

VINCE HOLDING CORP. AND SUBSIDIARIES

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, and any statements incorporated by reference herein, contain forward-looking statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements are indicated by words or phrases such as “may,” “will,” “should,” “believe,” “expect,” “seek,” “anticipate,” “intend,” “estimate,” “plan,” “target,” “project,” “forecast,” “envision” and other similar phrases. Although we believe the assumptions and expectations reflected in these forward-looking statements are reasonable, these assumptions and expectations may not prove to be correct and we may not achieve the results or benefits anticipated. These forward-looking statements are not guarantees of actual results, and our actual results may differ materially from those suggested in the forward-looking statements. These forward-looking statements involve a number of risks and uncertainties, some of which are beyond our control, including, without limitation: the impact of the novel coronavirus (COVID-19) pandemic on our business, results of operations and liquidity; our ability to continue having the liquidity necessary to service our debt, meet contractual payment obligations, and fund our operations; further impairment of our goodwill and indefinite-lived intangible assets; general economic conditions; our ability to realize the benefits of our strategic initiatives; our ability to maintain our larger wholesale partners; the loss of certain of our wholesale partners; our ability to make lease payments when due; the execution and management of our retail store growth plans; the expected effects of the acquisition of the Acquired Businesses on the Company; our ability to successfully manage the transition of the new Chief Executive Officer; our ability to expand our product offerings into new product categories, including the ability to find suitable licensing partners; our ability to remediate the identified material weakness in our internal control over financial reporting; our ability to optimize our systems, processes and functions; our ability to mitigate system security risk issues, such as cyber or malware attacks, as well as other major system failures; our ability to comply with privacy-related obligations; our ability to comply with domestic and international laws, regulations and orders; our ability to anticipate and/or react to changes in customer demand and attract new customers, including in connection with making inventory commitments; our ability to remain competitive in the areas of merchandise quality, price, breadth of selection and customer service; our ability to keep a strong brand image; our ability to attract and retain key personnel; our ability to protect our trademarks in the U.S. and internationally; the execution and management of our international expansion, including our ability to promote our brand and merchandise outside the U.S. and find suitable partners in certain geographies; our current and future licensing arrangements; seasonal and quarterly variations in our revenue and income; our ability to ensure the proper operation of the distribution facilities by third-party logistics providers; the extent of our foreign sourcing; fluctuations in the price, availability and quality of raw materials; commodity, raw material and other cost increases; our reliance on independent manufacturers; other tax matters; and other factors as set forth from time to time in our Securities and Exchange Commission filings, including those described in this report on Form 10-Q and our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 30, 2021 (the “2020 Annual Report on Form 10-K”) under the heading “Item 1A—Risk Factors.” We intend these forward-looking statements to speak only as of the date of this report on Form 10-Q and do not undertake to update or revise them as more information becomes available, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data, unaudited)

	May 1,	January 30,
	2021	2021
Assets
Current assets:
Cash and cash equivalents	$1,370	$3,777
Trade receivables, net	26,825	31,878
Inventories, net	71,745	68,226
Prepaid expenses and other current assets	5,918	6,703
Total current assets	105,858	110,584
Property and equipment, net	16,785	17,741
Operating lease right-of-use assets, net	90,915	91,982
Intangible assets, net	76,327	76,491
Goodwill	31,973	31,973
Other assets	3,957	4,173
Total assets	$325,815	$332,944

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$42,340	$40,216
Accrued salaries and employee benefits	4,199	4,231
Other accrued expenses	15,303	15,688
Short-term lease liabilities	23,297	22,085
Current portion of long-term debt	687	—
Total current liabilities	85,826	82,220
Long-term debt	85,286	84,485
Long-term lease liabilities	94,242	97,144
Deferred income tax liability	4,297	1,688
Other liabilities	1,200	1,200

Commitments and contingencies (Note 8)

Stockholders' equity:
Common stock at $0.01 par value (100,000,000 shares authorized, 11,815,252 and 11,809,023 shares issued and outstanding at May 1, 2021 and January 30, 2021, respectively)	118	118
Additional paid-in capital	1,138,619	1,138,247
Accumulated deficit	(1,083,652)	(1,072,030)
Accumulated other comprehensive loss	(121)	(128)
Total stockholders' equity	54,964	66,207
Total liabilities and stockholders' equity	$325,815	$332,944

See notes to unaudited condensed consolidated financial statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except share and per share data, unaudited)

	Three Months Ended
	May 1,	May 2,
	2021	2020
Net sales	$57,533	$39,018
Cost of products sold	32,050	23,018
Gross profit	25,483	16,000
Impairment of goodwill and intangible assets	—	13,848
Impairment of long-lived assets	—	13,026
Selling, general and administrative expenses	32,584	38,544
Loss from operations	(7,101)	(49,418)
Interest expense, net	1,878	1,025
Other income, net	—	(2,307)
Loss before income taxes	(8,979)	(48,136)
Provision for income taxes	2,643	42
Net loss	$(11,622)	$(48,178)
Other comprehensive income (loss):
Foreign currency translation adjustments	7	(41)
Comprehensive loss	$(11,615)	$(48,219)

Loss per share:
Basic loss per share	$(0.98)	$(4.12)
Diluted loss per share	$(0.98)	$(4.12)
Weighted average shares outstanding:
Basic	11,812,710	11,693,959
Diluted	11,812,710	11,693,959

See notes to unaudited condensed consolidated financial statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts, unaudited)

	Common Stock
	Number of Shares Outstanding	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of January 30, 2021	11,809,023	$118	$1,138,247	$(1,072,030)	$(128)	$66,207
Comprehensive loss:
Net loss	—	—	—	(11,622)	—	(11,622)
Foreign currency translation adjustment	—	—	—	—	7	7
Share-based compensation expense	—	—	331	—	—	331
Restricted stock unit vestings	2,382	—	—	—	—	—
Tax withholdings related to restricted stock vesting	(985)	—	(8)	—	—	(8)
Issuance of common stock related to Employee Stock Purchase Plan ("ESPP")	4,832	—	49	—	—	49
Balance as of May 1, 2021	11,815,252	$118	$1,138,619	$(1,083,652)	$(121)	$54,964

	Common Stock
	Number of Shares Outstanding	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of February 1, 2020	11,680,593	$117	$1,137,147	$(1,006,381)	$(103)	$130,780
Comprehensive loss:
Net loss	—	—	—	(48,178)	—	(48,178)
Foreign currency translation adjustment	—	—	—	—	(41)	(41)
Share-based compensation expense	—	—	541	—	—	541
Restricted stock unit vestings	127,613	1	—	—	—	1
Tax withholdings related to restricted stock vesting	(38,524)	—	(205)	—	—	(205)
Balance as of May 2, 2020	11,769,682	$118	$1,137,483	$(1,054,559)	$(144)	$82,898

See notes to unaudited condensed consolidated financial statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands, unaudited)

	Three Months Ended
	May 1, 2021	May 2, 2020
Operating activities
Net loss	$(11,622)	$(48,178)
Add (deduct) items not affecting operating cash flows:
Adjustment to Tax Receivable Agreement Liability	—	(2,320)
Impairment of goodwill and intangible assets	—	13,848
Impairment of long-lived assets	—	13,026
Depreciation and amortization	1,638	1,998
Provision for bad debt	(19)	1,585
Amortization of deferred financing costs	170	133
Deferred income taxes	2,609	102
Share-based compensation expense	331	541
Capitalized PIK Interest	636	—
Changes in assets and liabilities:
Receivables, net	5,075	22,553
Inventories	(3,509)	(959)
Prepaid expenses and other current assets	748	2,657
Accounts payable and accrued expenses	1,684	(13,136)
Other assets and liabilities	(535)	(630)
Net cash used in operating activities	(2,794)	(8,780)
Investing activities
Payments for capital expenditures	(476)	(695)
Net cash used in investing activities	(476)	(695)
Financing activities
Proceeds from borrowings under the Revolving Credit Facilities	63,236	81,878
Repayment of borrowings under the Revolving Credit Facilities	(62,462)	(46,001)
Tax withholdings related to restricted stock vesting	(8)	(205)
Proceeds from stock option exercises, restricted stock vesting, and issuance of common stock under employee stock purchase plan	49	1
Net cash provided by financing activities	815	35,673
(Decrease) increase in cash, cash equivalents, and restricted cash	(2,455)	26,198
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	9	(12)
Cash, cash equivalents, and restricted cash, beginning of period	3,858	646
Cash and cash equivalents, and restricted cash, end of period	1,412	26,832
Less: restricted cash at end of period	42	178
Cash and cash equivalents per balance sheet at end of period	$1,370	$26,654

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$1,078	$951
Cash payments for income taxes, net of refunds	8	(10)
Supplemental Disclosures of Non-Cash Investing and Financing Activities
Capital expenditures in accounts payable and accrued liabilities	80	765
Deferred financing fees in accrued liabilities	30	—

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

(B) Basis of Presentation: The accompanying condensed consolidated financial statements have been prepared in conformity with GAAP and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. Therefore, these financial statements should be read in conjunction with VHC’s audited financial statements for the fiscal year ended January 30, 2021, as set forth in the 2020 Annual Report on Form 10-K.

The condensed consolidated financial statements include the Company’s accounts and the accounts of the Company’s wholly-owned subsidiaries as of May 1, 2021. All intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) and disclosures necessary for a fair statement. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or the fiscal year as a whole.

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

As a result of store closures and the decline in projected cash flows, the Company recognized a non-cash impairment charge related to property and equipment and operating lease right-of-use (“ROU”) assets to adjust the carrying amounts of certain store locations to their estimated fair value.  During fiscal 2020, the Company recorded an impairment of property and equipment and operating lease ROU assets of $4,470 and $8,556, respectively. The impairment charges are recorded within impairment of long-lived assets on the Consolidated Statements of Operations and Comprehensive Income (Loss). See “Note 1 – Description of Business and Summary of Significant Accounting Policies – (K) Impairment of Long-lived Assets” in the 2020 Annual Report on Form 10-K for additional information.

The Company incurred a non-cash impairment charge of $13,848 on goodwill and intangible assets during fiscal 2020 as a result of the decline in long-term projections due to COVID-19.  See Note 3 “Goodwill and Intangible Assets” in the 2020 Annual Report on Form 10-K for additional information;

•

We entered into a loan agreement with Sun Capital Partners, Inc. (“Sun Capital”), who own approximately 72% of the outstanding shares of the Company’s common stock (see Note 14 “Related Party Transactions” in the 2020 Annual Report on Form 10-K for further discussion regarding our relationship with Sun Capital), as well as amendments to our 2018 Term Loan Facility and our 2018 Revolving Credit Facility to provide additional liquidity and amend certain financial covenants to allow increased operational flexibility. See Note 5 “Long-Term Debt and Financing Arrangements,” in the 2020 Annual Report on Form 10-K for additional information;

•

Furloughed all of our retail store associates as well as a significant portion of our corporate associates during the period of store closures and reinstated a limited number of associates commensurate to the store re-openings as well as other business needs;

•	Temporarily reduced retained employee salaries and suspended board retainer fees;
•

Engaged in active discussions with landlords to address the current operating environment, including amending existing lease terms. See Note 12 “Leases” in the 2020 Annual Report on Form 10-K for additional information;

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

(F) Revenue Recognition: The Company recognizes revenue when performance obligations identified under the terms of contracts with its customers are satisfied, which generally occurs upon the transfer of control in accordance with the contractual terms and conditions of the sale. Sales are recognized when the control of the goods are transferred to the customer for the Company’s wholesale business, upon receipt by the customer for the Company’s e-commerce business, and at the time of sale to the consumer for the Company’s retail business. See Note 11 “Segment Financial Information” for disaggregated revenue amounts by segment.

Revenue associated with gift cards is recognized upon redemption and unredeemed balances are considered a contract liability and recorded within other accrued expenses, which are subject to escheatment within the jurisdictions in which it operates. As of May 1, 2021 and January 30, 2021, the contract liability was $1,526 and $1,618, respectively.  For the three months ended May 1, 2021, the Company recognized $88 of revenue that was previously included in the contract liability as of January 30, 2021.

(G) Recent Accounting Pronouncements: Except as noted below, the Company has considered all recent accounting pronouncements and has concluded that there are no recent accounting pronouncements that may have a material impact on its Consolidated Financial Statements, based on current information.

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12: “Income Taxes (ASC 740): Simplifying the Accounting for Income Taxes.” The guidance simplifies the approach for intraperiod tax allocations, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. The guidance also clarifies and simplifies other areas of ASC 740. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted. The Company adopted the guidance on January 31, 2021, the first day of fiscal 2021, which did not have a material effect on the Company’s condensed consolidated financial statements.

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

Note 2. Goodwill and Intangible Assets

Net goodwill balances and changes therein by segment were as follows:

(in thousands)	Vince Wholesale	Vince Direct-to-consumer	Rebecca Taylor and Parker	Total Net Goodwill
Balance as of January 30, 2021	$31,973	$—	$—	$31,973
Balance as of May 1, 2021	$31,973	$—	$—	$31,973

The total carrying amount of goodwill is net of accumulated impairments of $101,845.

During the first quarter of fiscal 2020, the Company determined that a triggering event had occurred as a result of changes to the Company’s long-term projections driven by the impacts of COVID-19.  The Company performed an interim quantitative impairment assessment of goodwill and intangible assets.

The Company determined the fair value of the Vince wholesale reportable segment using a combination of discounted cash flows and market comparisons. “Step one” of the assessment determined that the fair value was below the carrying amount by $9,462, and as a result the Company recorded a goodwill impairment charge of $9,462 within Impairment of goodwill and intangible assets on the condensed consolidated statements of operations and comprehensive income (loss) for the three months ended May 2, 2020.  There were no impairment charges for the three months ended May 1, 2021.

The following tables present a summary of identifiable intangible assets:

(in thousands)	Gross Amount	Accumulated Amortization	Accumulated Impairments	Net Book Value
Balance as of May 1, 2021
Amortizable intangible assets:
Customer relationships	$31,355	$(21,186)	$(6,115)	$4,054
Tradenames	13,100	(100)	(12,527)	473
Indefinite-lived intangible assets:
Tradenames	110,986	—	(39,186)	71,800
Total intangible assets	$155,441	$(21,286)	$(57,828)	$76,327

(in thousands)	Gross Amount	Accumulated Amortization	Accumulated Impairments	Net Book Value
Balance as of January 30, 2021
Amortizable intangible assets:
Customer relationships	$31,355	$(21,036)	$(6,115)	$4,204
Tradenames	13,100	(86)	(12,527)	487
Indefinite-lived intangible assets:
Tradenames	110,986	—	(39,186)	71,800
Total intangible assets	$155,441	$(21,122)	$(57,828)	$76,491

During the first quarter of fiscal 2020, the Company estimated the fair value of the Vince and Rebecca Taylor tradename indefinite-lived intangible assets using a discounted cash flow valuation analysis, which is based on the relief from royalty method and determined that the fair value of the Vince and Rebecca Taylor tradenames were below their carrying amounts. Accordingly, the Company recorded an impairment charge for the Vince and Rebecca Taylor tradename indefinite-lived intangible assets of $4,386, which was recorded within Impairment of goodwill and intangible assets on the condensed consolidated statements of operations and comprehensive income (loss) for the three months ended May 2, 2020. There were no such impairment charges for the three months ended May 1, 2021.

Amortization of identifiable intangible assets was $164 and $165 for the three months ended May 1, 2021 and May 2, 2020, respectively. The estimated amortization expense for identifiable intangible assets is $655 for each fiscal year for the next five fiscal years.

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

The Company did not have any non-financial assets or non-financial liabilities recognized at fair value on a recurring basis at May 1, 2021 or January 30, 2021. At May 1, 2021 and January 30, 2021, the Company believes that the carrying values of cash and cash equivalents, receivables, and accounts payable approximate fair value, due to the short-term maturity of these instruments. The Company’s debt obligations with a carrying value of $87,307 as of May 1, 2021 are at variable interest rates. Borrowings under the Company’s 2018 Revolving Credit Facility (as defined below) are recorded at carrying value, which approximates fair value due to the frequency nature of such borrowings and repayments. The Company considers this as a Level 2 input. The fair value of the Company’s 2018 Term Loan Facility (as defined below) and the Third Lien Credit Facility (as defined below) was approximately $25,000 and $21,000, respectively, as of May 1, 2021 based upon estimated market value calculations that factor principal, time to maturity, interest rate, and current cost of debt. The Company considers this a Level 3 input.

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

(1) Recorded within Impairment of long-lived assets on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). See Note 1 “Description of Business and Summary of Significant Accounting Policies – (D) COVID-19” for additional information.

(2) Recorded within Impairment of goodwill and intangible assets on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). See Note 2 “Goodwill and Intangible Assets” for additional information.

Note 4. Long-Term Debt and Financing Arrangements

Long-term debt consisted of the following:

	May 1,	January 30,
(in thousands)	2021	2021
Long-term debt:
Term Loan Facilities	$24,750	$24,750
Revolving Credit Facilities	41,173	40,399
Third Lien Credit Facility	21,384	20,748
Total debt principal	87,307	85,897
Less: current portion of long-term debt	687	—
Less: deferred financing costs	1,334	1,412
Total long-term debt	$85,286	$84,485

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

The 2018 Term Loan Facility also contains an Excess Cash Flow (as defined in the credit agreement for the 2018 Term Loan Facility) sweep requirement in which Vince, LLC remits 50% of Excess Cash Flow reduced on a dollar-for-dollar basis by any voluntary prepayments of the 2018 Term Loan Facility or the 2018 Revolving Credit Facility (to the extent accompanied by a permanent reduction in commitments) during such fiscal year or after the fiscal year but prior to the date of the excess cash flow payment, to be applied to the outstanding principal balance commencing 10 business days after the filing of the Company’s Annual Report on Form 10-K starting from fiscal year ending February 1, 2020. There was no such payment due for the fiscal years ended January 30, 2021 and February 1, 2020.

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

As a result of the Third Term Loan Amendment, the Company incurred $383 of additional financing costs. In accordance with ASC Topic 470, “Debt”, the Company accounted for this amendment as a debt modification and recorded $233 of the financing costs paid to third parties within selling, general and administrative expenses on the condensed consolidated statement of operations and comprehensive income (loss) in fiscal 2020. The remaining $150 of financing costs were recorded as deferred debt issuance costs which will be amortized over the remaining term of the 2018 Term Loan.

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

As a result of the Fifth Term Loan Amendment, the Company incurred $150 of additional financing costs. In accordance with ASC Topic 470, “Debt”, the Company accounted for this amendment as a debt modification and recorded the additional deferred financing costs as deferred debt issuance costs which will be amortized over the remaining term of the 2018 Term Loan Facility and are included in accrued liabilities on the condensed consolidated balance sheet as of May 1, 2021.

On April 26, 2021, Vince, LLC, entered into the Sixth Amendment (the “Sixth Term Loan Amendment”) to the 2018 Term Loan Facility, dated August 21, 2018, by and among Vince, as the borrower, the guarantors named therein, Crystal Financial LLC, as administrative agent and collateral agent, and the other lenders from time to time party thereto.

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

As of May 1, 2021, the Company was in compliance with applicable covenants. Through May 1, 2021, on an inception to date basis, the Company had made repayments totaling $2,750 in the aggregate on the 2018 Term Loan Facility. As of May 1, 2021, the Company had $24,750 of debt outstanding under the 2018 Term Loan Facility.

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

As a result of the Third Revolver Amendment, the Company incurred $376 of additional deferred financing costs. In accordance with ASC Topic 470, “Debt”, the Company accounted for this amendment as a debt modification and recorded the additional deferred financing costs as deferred debt issuance costs which will be amortized over the remaining term of the 2018 Revolving Credit Facility.

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

As a result of the Fifth Revolver Amendment, the Company incurred $204 of additional deferred financing costs. In accordance with ASC Topic 470, “Debt”, the Company accounted for this amendment as a debt modification and recorded the additional deferred financing costs as deferred debt issuance costs which will be amortized over the remaining term of the 2018 Revolving Credit Facility. $100 of financing costs are included in accrued liabilities on the condensed consolidated balance sheet as of May 1, 2021.

On April 26, 2021, concurrently with the Sixth Term Loan Amendment, the Company entered into the Sixth Amendment (the “Sixth Revolver Amendment”) to the 2018 Revolving Credit Facility. The Sixth Revolver Amendment, among other things, consents to the Sixth Term Loan Amendment and amends certain definitions to reflect the Sixth Term Loan Amendment.

As of May 1, 2021, the Company was in compliance with applicable covenants. As of May 1, 2021, $27,356 was available under the 2018 Revolving Credit Facility, net of the loan cap, and there were $41,173 of borrowings outstanding and $5,253 of letters of credit outstanding under the 2018 Revolving Credit Facility. The weighted average interest rate for borrowings outstanding under the 2018 Revolving Credit Facility as of May 1, 2021 was 3.8%.

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

The Company incurred $485 in deferred financing costs associated with the Third Lien Credit Facility of which a $400 closing fee is payable in kind and was added to the principal balance. These deferred financing costs are recorded as deferred debt issuance costs which will be amortized over the remaining term of the Third Lien Credit Facility.

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

Note 5. Inventory

Inventories consisted of finished goods. As of May 1, 2021 and January 30, 2021, finished goods, net of reserves were $71,745 and $68,226, respectively.

Note 6. Share-Based Compensation

Employee Stock Plans

Vince 2013 Incentive Plan

In connection with the IPO, the Company adopted the Vince 2013 Incentive Plan, which provides for grants of stock options, stock appreciation rights, restricted stock and other stock-based awards. In May 2018, the Company filed a Registration Statement on Form S-8 to register an additional 660,000 shares of common stock available for issuance under the Vince 2013 Incentive Plan. Additionally, in September 2020, the Company filed a Registration Statement on Form S-8 to register an additional 1,000,000 shares of common stock available for issuance under the Vince 2013 Incentive Plan. The aggregate number of shares of common stock which may be issued or used for reference purposes under the Vince 2013 Incentive Plan or with respect to which awards may be granted may not exceed 1,000,000 shares. The shares available for issuance under the Vince 2013 Incentive Plan may be, in whole or in part, either authorized and unissued shares of the Company’s common stock or shares of common stock held in or acquired for the Company’s treasury. In general, if awards under the Vince 2013 Incentive Plan are cancelled for any reason, or expire or terminate unexercised, the shares covered by such award may again be available for the grant of awards under the Vince 2013 Incentive Plan. As of May 1, 2021, there were 1,405,011 shares under the Vince 2013 Incentive Plan available for future grants. Options granted pursuant to the Vince 2013 Incentive Plan typically vest in equal installments over four years, subject to the employees’ continued employment and expire on the earlier of the tenth anniversary of the grant date or upon termination as outlined in the Vince 2013 Incentive Plan. Restricted stock units (“RSUs”) granted typically vest in equal installments over a three-year period or vest in equal installments over four years, subject to the employees’ continued employment.

Employee Stock Purchase Plan

The Company maintains an employee stock purchase plan (“ESPP”) for its employees. Under the ESPP, all eligible employees may contribute up to 10% of their base compensation, up to a maximum contribution of $10 per year. The purchase price of the stock is 90% of the fair market value, with purchases executed on a quarterly basis. The plan is defined as compensatory, and accordingly, a charge for compensation expense is recorded to selling, general and administrative expense for the difference between the fair market value and the discounted purchase price of the Company’s Stock. During the three months ended May 1, 2021, 4,832 shares of common stock were issued under the ESPP. During the three months ended May 2, 2020, no shares of common stock were issued under the ESPP. As of May 1, 2021, there were 77,279 shares available for future issuance under the ESPP.

Stock Options

A summary of stock option activity for both employees and non-employees for the three months ended May 1, 2021 is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 30, 2021	58	$38.77	4.7	$—
Granted	—	$—
Exercised	—	$—
Forfeited or expired	—	$—
Outstanding at May 1, 2021	58	$38.77	4.4	$—

Vested and exercisable at May 1, 2021	58	$38.77	4.4	$—

Restricted Stock Units

A summary of restricted stock unit activity for the three months ended May 1, 2021 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested restricted stock units at January 30, 2021	369,621	$9.59
Granted	50,750	$11.30
Vested	(90,193)	$9.81
Forfeited	(10,438)	$9.63
Non-vested restricted stock units at May 1, 2021	319,740	$9.79

Share-Based Compensation Expense

The Company recognized share-based compensation expense of $331 and $541, including expense of $63 and $51, respectively, related to non-employees, during the three months ended May 1, 2021 and May 2, 2020, respectively.

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

The following is a reconciliation of weighted average basic shares to weighted average diluted shares outstanding:

	Three Months Ended
	May 1,	May 2,
	2021	2020
Weighted-average shares—basic	11,812,710	11,693,959
Effect of dilutive equity securities	—	—
Weighted-average shares—diluted	11,812,710	11,693,959

Because the Company incurred a net loss for the three months ended May 1, 2021 and May 2, 2020, weighted-average basic shares and weighted-average diluted shares outstanding are equal for the periods.

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

Note 9. Income Taxes

The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year which are recorded in the period that they occur. The estimated annual effective tax rate was (29.4)% as of the first quarter of fiscal 2021, as compared to (0.1)% for the same period in fiscal 2020. In first quarter of fiscal 2021, the Company’s effective tax rate differs from the U.S. statutory rate of 21% primarily due to the increase in deferred tax liabilities attributable to indefinite-lived goodwill and intangible assets as described below, as well as state and foreign taxes partially offset by the impact of valuation allowance established against additional deferred tax assets. In first quarter of fiscal 2020, the Company’s effective tax rate differs from the U.S. statutory rate primarily due to the impact of the valuation allowance established against additional deferred tax assets partly offset by state and foreign taxes.

The provision for income taxes of $2,643 for the three months ended May 1, 2021 primarily represents the non-cash deferred tax expense created by the current period amortization of indefinite-lived goodwill and intangible assets for tax but not for book purposes. A portion of these deferred tax liabilities cannot be used as a source to support the realization of certain deferred tax assets related to the Company’s net operating losses which results in tax expense to record these deferred tax liabilities. Additionally, the provision for income taxes for the three months ended May 1, 2021 included a correction of an error of $882 related to the state tax impact of the non-cash deferred tax expense created by the amortization of indefinite-lived goodwill and intangible assets as previously recorded in the fourth quarter of fiscal 2020.

Each reporting period, the Company evaluates the realizability of its deferred tax assets and has maintained a full valuation allowance against its deferred tax assets. These valuation allowances will be maintained until there is sufficient positive evidence to conclude that it is more likely than not that these other deferred tax assets will be realized.

Note 10. Leases

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

As a result of COVID-19, the Company did not initially make certain rent payments in fiscal 2020. The Company has recognized any rent payments not made within accounts payable in the accompanying condensed consolidated balance sheet and has continued to recognize rent expense in the condensed consolidated statements of operations and comprehensive income (loss). As a result of discussions with landlords and amendments to existing lease terms, the Company has since made rent payments for the majority of its leases. The Company considered the FASB’s recent guidance regarding lease modifications as a result of the effects of COVID-19 and elected to apply the temporary practical expedient to account for lease changes as variable rent unless an amendment results in a substantial change in the Company's lease obligations, which in those circumstances the Company accounted for such lease change as a lease modification.

Total lease cost is included in cost of sales and SG&A in the accompanying condensed consolidated statements of operations and comprehensive income (loss) and is recorded net of immaterial sublease income. Some leases have a non-cancelable lease term of less than one year and therefore, the Company has elected to exclude these short-term leases from our ROU asset and lease liabilities. Short term lease costs were immaterial for the three months ended May 1, 2021 and May 2, 2020. The Company’s lease cost is comprised of the following:

	Three Months Ended
	May 1,	May 2,
(in thousands)	2021	2020
Operating lease cost	$6,274	$6,488
Variable operating lease cost	142	33
Total lease cost	$6,416	$6,521

During the three months ended May 2, 2020, the Company recorded right-of-use assets impairment of approximately $8,556. There was no such impairment for the three months ended May 1, 2021.

As of May 1, 2021, the future maturity of lease liabilities are as follows:

May 1,
(in thousands)	2021
Fiscal 2021	$22,343
Fiscal 2022	28,484
Fiscal 2023	26,268
Fiscal 2024	24,186
Fiscal 2025	14,863
Thereafter	22,658
Total lease payments	138,802
Less: Imputed interest	(21,263)
Total operating lease liabilities	$117,539

The operating lease payments do not include any renewal options as such leases are not reasonably certain of being renewed as of May 1, 2021 and does not include $4,665 of legally binding minimum lease payments of leases signed but not yet commenced.

Note 11. Segment Financial Information

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
•

Vince Direct-to-consumer segment—consists of the Company’s operations to distribute Vince brand products directly to the consumer through its Vince branded full-price specialty retail stores, outlet stores, e-commerce platform and its subscription business Vince Unfold; and

•

Rebecca Taylor and Parker segment—consists of the Company’s operations to distribute Rebecca Taylor and Parker brand products to high-end department and specialty stores in the U.S. and select international markets, directly to the consumer through their own branded e-commerce platforms and Rebecca Taylor retail and outlet stores, and through its subscription business Rebecca Taylor RNTD.

The accounting policies of the Company’s reportable segments are consistent with those described in Note 1 to the audited consolidated financial statements of VHC for the fiscal year ended January 30, 2021 included in the 2020 Annual Report on Form 10-K. Unallocated corporate expenses are related to the Vince brand and are comprised of selling, general, and administrative expenses attributable to corporate and administrative activities (such as marketing, design, finance, information technology, legal and human resource departments), and other charges that are not directly attributable to the Company’s Vince Wholesale and Vince Direct-to-consumer reportable segments. Unallocated corporate assets are related to the Vince brand and are comprised of the carrying values of the Company’s goodwill and tradename, deferred tax assets, and other assets that will be utilized to generate revenue for the Company’s Vince Wholesale and Vince Direct-to-consumer reportable segments.

Summary information for the Company’s reportable segments is presented below.

(in thousands)	Vince Wholesale	Vince Direct-to-consumer	Rebecca Taylor and Parker	Unallocated Corporate	Total
Three Months Ended May 1, 2021
Net Sales (1)	$26,799	$23,932	$6,802	$—	$57,533
Income (loss) before income taxes	7,497	(327)	(3,263)	(12,886)	(8,979)

Three Months Ended May 2, 2020
Net Sales (2)	$10,693	$18,085	$10,240	$—	$39,018
Income (loss) before income taxes (3) (4) (5)	(591)	(16,859)	(6,152)	(24,534)	(48,136)

(in thousands)	Vince Wholesale	Vince Direct-to-consumer	Rebecca Taylor and Parker	Unallocated Corporate	Total
May 1, 2021
Total Assets	$63,302	$103,555	$39,042	$119,916	$325,815

January 30, 2021
Total Assets	$66,816	$104,784	$39,514	$121,830	$332,944

(1) Net sales for the Rebecca Taylor and Parker reportable segment for the three months ended May 1, 2021 consisted of $4,535 through wholesale distribution channels and $2,267 through direct-to-consumer distribution channels, respectively.

(2) Net sales for the Rebecca Taylor and Parker reportable segment for the three months ended May 2, 2020 consisted of $7,158 through wholesale distribution channels and $3,082 through direct-to-consumer distribution channels, respectively.

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

(5) Unallocated Corporate includes a benefit from the re-measurement of the liability related to the Tax Receivable Agreement of $2,320 and non-cash impairment charges of $13,462, of which $9,462 is related to goodwill and $4,000 is related to the Vince tradename for the three months ended May 2, 2020.

Note 12. Related Party Transactions

Third Lien Credit Agreement

On December 11, 2020, Vince, LLC entered into the $20,000 Third Lien Credit Facility pursuant to the Third Lien Credit Agreement, by and among Vince, LLC, as the borrower, SK Financial, as agent and lender, and other lenders from time to time party thereto. SK Financial is an affiliate of Sun Capital, whose affiliates own approximately 72% of the Company’s common stock.  The Third Lien Credit Facility was reviewed and approved by the Special Committee of the Company’s Board of Directors, consisting solely of directors not affiliated with Sun Capital, which committee was represented by independent legal advisors.

See Note 4 “Long-Term Debt and Financing Arrangements” for additional information.

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

During the first quarter of fiscal 2020, the obligation under the Tax Receivable Agreement was adjusted as a result of changes in the levels of projected pre-tax income, primarily as a result of COVID-19. The adjustment resulted in a net decrease of $2,320 to the liability under the Tax Receivable Agreement with the corresponding adjustment accounted for within Other (income) expense, net on the consolidated statements of operations and comprehensive income (loss). As of May 1, 2021, the Company’s total obligation under the Tax Receivable Agreement was estimated to be $0 based on projected future pre-tax income.

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

During the three months ended May 1, 2021 and May 2, 2020, the Company incurred expenses of $2 and $0, respectively, under the Sun Capital Consulting Agreement.

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

This discussion contains forward-looking statements involving risks, uncertainties and assumptions that could cause our results to differ materially from expectations. For a discussion of the risks facing our business see “Item 1A—Risk Factors” of this Quarterly Report as well as in our 2020 Annual Report on Form 10-K.

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

As a result of store closures and the decline in projected cash flows, the Company recognized a non-cash impairment charge related to property and equipment and operating lease right-of-use (“ROU”) assets to adjust the carrying amounts of certain store locations to their estimated fair value.  During the year ended January 30, 2021, the Company recorded an impairment of property and equipment and operating lease ROU assets of $4,470 and $8,556, respectively. The impairment charges are recorded within Impairment of long-lived assets on the Consolidated Statements of Operations and Comprehensive Income (Loss) in this Annual Report. See Note 1 “Description of Business and Summary of Significant Accounting Policies – (K) Impairment of Long-lived Assets” to the Consolidated Financial Statements in the 2020 Annual Report on Form 10-K for additional information.

The Company incurred a non-cash impairment charge of $13,848 on goodwill and intangible assets during fiscal 2020 as a result of the decline in long-term projections due to COVID-19.  See Note 3 “Goodwill and Intangible Assets” to the Consolidated Financial Statements in the 2020 Annual Report on Form 10-K for additional information;

•

We entered into a loan agreement with Sun Capital Partners, Inc. who own approximately 72% of the outstanding shares of the Company’s common stock (see Note 14 “Related Party Transactions” to the Consolidated Financial Statements in the 2020 Annual Report on Form 10-K for further discussion regarding our relationship with Sun Capital), as well as amendments to our 2018 Term Loan Facility and our 2018 Revolving Credit Facility to provide additional liquidity and amend certain financial covenants to allow increased operational flexibility.  See Note 5 “Long-Term Debt and Financing Arrangements” to the Consolidated Financial Statements in the 2020 Annual Report on Form 10-K for additional information;

•

Furloughed all of our retail store associates as well as a significant portion of our corporate associates during the period of store closures and reinstated a limited number of associates commensurate to the store re-openings as well as other business needs;

•	Temporarily reduced retained employee salaries and suspended board retainer fees;
•

Engaged in active discussions with landlords to address the current operating environment, including amending existing lease terms. See Note 12 “Leases” to the Consolidated Financial Statements in the 2020 Annual Report on Form 10-K for additional information;

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

The COVID-19 pandemic remains highly volatile and continues to evolve on a daily basis. See Item 1A. Risk Factors in the 2020 Annual Report on Form 10-K — “Risks Related to Our Business and Industry — The COVID-19 pandemic has adversely affected, and is expected to continue to adversely affect, our business, financial condition, cash flow, liquidity and results of operations” for additional discussion regarding risks to our business associated with the COVID-19 pandemic.

Executive Overview

We are a global contemporary group, consisting of three brands: Vince, Rebecca Taylor and Parker.

Vince, established in 2002, is a leading global luxury apparel and accessories brand best known for creating elevated yet understated pieces for every day effortless style. Known for its range of luxury products, Vince offers women’s and men’s ready-to-wear, footwear and accessories through 48 full-price retail stores, 15 outlet stores, its e-commerce site, vince.com and through its subscription service Vince Unfold, vinceunfold.com, as well as through premium wholesale channels globally.

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

As a result of the extensive temporary store closures due to the COVID-19 pandemic, comparable sales are not a meaningful metric for the three months ended May 1, 2021 and May 2, 2020 and we have not included a discussion within our Results of Operations.

The following table presents, for the periods indicated, our operating results as a percentage of net sales, as well as earnings (loss) per share data:

	Three Months Ended
	May 1, 2021		May 2, 2020
		% of Net		% of Net
	Amount	Sales	Amount	Sales
(in thousands, except per share data and percentages)
Statements of Operations:
Net sales	$57,533	100.0%	$39,018	100.0%
Cost of products sold	32,050	55.7%	23,018	59.0%
Gross profit	25,483	44.3%	16,000	41.0%
Impairment of goodwill and intangible assets	—	0.0%	13,848	35.5%
Impairment of long-lived assets	—	0.0%	13,026	33.4%
Selling, general and administrative expenses	32,584	56.6%	38,544	98.8%
Loss from operations	(7,101)	(12.3)%	(49,418)	(126.7)%
Interest expense, net	1,878	3.3%	1,025	2.6%
Other income, net	—	0.0%	(2,307)	(5.9)%
Loss before income taxes	(8,979)	(15.6)%	(48,136)	(123.4)%
Provision for income taxes	2,643	4.6%	42	0.1%
Net loss	$(11,622)	(20.2)%	$(48,178)	(123.5)%
Loss per share:
Basic loss per share	$(0.98)		$(4.12)
Diluted loss per share	$(0.98)		$(4.12)

Three Months Ended May 1, 2021 Compared to Three Months Ended May 2, 2020

Net sales for the three months ended May 1, 2021 were $57,533, increasing $18,515, or 47.5%, versus $39,018 for the three months ended May 2, 2020.

Gross profit increased 59.3% to $25,483 for the three months ended May 1, 2021 from $16,000 in the prior year first quarter. As a percentage of sales, gross margin was 44.3%, compared with 41.0% in the prior year first quarter. The total gross margin rate increase was primarily driven by the following factors:

•

The favorable impact of year-over-year adjustments to inventory reserves contributed positively by approximately 500 basis points as the prior year reflected higher inventory reserves related to the risk associated with the impact of COVID-19; which was partly offset by

•	The unfavorable impact in channel mix which contributed negatively by approximately 200 basis points.

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

Selling, general and administrative (“SG&A”) expenses for the three months ended May 1, 2021 were $32,584, decreasing $5,960, or 15.5%, versus $38,544 for the three months ended May 2, 2020. SG&A expenses as a percentage of sales were 56.6% and 98.8% for the three months ended May 1, 2021 and May 2, 2020, respectively. The change in SG&A expenses compared to the prior fiscal year period was primarily due to:

•	$2,249 of decreased consulting and other third-party costs primarily due to a reduction in strategic consulting costs;
•

$1,511 of decreased bad debt expense as higher expense in the prior year was related to the risk associated with our ability to collect outstanding receivables from our customers as a result of COVID-19;

•	$967 of decreased compensation and benefits, primarily due to reduced headcount and reduced share-based compensation expense; and
•	$678 of decreased marketing and advertising costs.

Interest expense, net increased $853, or 83.2%, to $1,878 in the three months ended May 1, 2021 from $1,025 in the three months ended May 2, 2020 due to higher interest rates and composition of debt.

Other income, net in the three months ended May 2, 2020 was primarily attributable to a $2,320 benefit recorded in the prior year from re-measurement of the liability related to the Tax Receivable Agreement. See Note 12 “Related Party Transactions” to the condensed consolidated financial statements in this Quarterly Report for further information.

Provision for income taxes for the three months ended May 1, 2021 was $2,643 as compared to $42 for the three months ended May 2, 2020. Our effective tax rate for the three months ended May 1, 2021 and May 2, 2020 was (29.4)% and (0.1)%, respectively. The effective tax rate for the three months ended May 1, 2021 differed from the U.S. statutory rate of 21% primarily due to the increase in deferred tax liabilities attributable to indefinite-lived goodwill and intangible assets as well as state and foreign taxes partially offset by the impact of the valuation allowance established against additional deferred tax assets. See Note 9 “Income Taxes” to the condensed consolidated financial statements in this Quarterly Report for further information. The effective tax rate for the three months ended May 2, 2020 differed from the U.S. statutory rate of 21% primarily due to the impact of the valuation allowance established against our deferred tax assets partly offset by state and foreign taxes.

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

	Three Months Ended
	May 1,	May 2,
(in thousands)	2021	2020
Net Sales:
Vince Wholesale	$26,799	$10,693
Vince Direct-to-consumer	23,932	18,085
Rebecca Taylor and Parker	6,802	10,240
Total net sales	$57,533	$39,018

Income (loss) from operations:
Vince Wholesale	$7,497	$(591)
Vince Direct-to-consumer	(327)	(16,859)
Rebecca Taylor and Parker	(3,263)	(6,139)
Subtotal	3,907	(23,589)
Unallocated corporate	(11,008)	(25,829)
Total loss from operations	$(7,101)	$(49,418)

Vince Wholesale

	Three Months Ended
(in thousands)	May 1, 2021	May 2, 2020	$ Change
Net sales	$26,799	$10,693	$16,106
Income (loss) from operations	7,497	(591)	8,088

Net sales from our Vince Wholesale segment increased $16,106, or 150.6%, to $26,799 in the three months ended May 1, 2021 from $10,693 in the three months ended May 2, 2020, primarily due to higher shipments as the prior year reflected the delay and cancellation of order receipts as a result of the temporary closure of our wholesale partner’s doors due to COVID-19.

Income from operations from our Vince Wholesale segment increased $8,088, or over 100%, to $7,497 in the three months ended May 1, 2021 from a loss of $591 in the three months ended May 2, 2020 primarily due to higher net sales as noted above and lower adjustments to inventory and accounts receivable reserves.

Vince Direct-to-consumer

	Three Months Ended
(in thousands)	May 1, 2021	May 2, 2020	$ Change
Net sales	$23,932	$18,085	$5,847
Loss from operations	(327)	(16,859)	16,532

Net sales from our Vince Direct-to-consumer segment increased $5,847, or 32.3%, to $23,932 in the three months ended May 1, 2021 from $18,085 in the three months ended May 2, 2020. The increase in sales was primarily due to increased traffic as the prior year reflected the temporary store closures of our domestic and international retail locations due to COVID-19. Since May 2, 2020, our total retail store count remains unchanged at 63 (consisting of 48 full price stores and 15 outlet stores) as of May 1, 2021, compared to 63 (consisting of 49 full price stores and 14 outlet stores) as of May 2, 2020.

Our Vince Direct-to-consumer segment had a loss from operations of $327 in the three months ended May 1, 2021 compared to $16,859 in the three months ended May 2, 2020. The loss from operations in the prior year included a non-cash impairment charge of $11,725 related to property and equipment and operating lease ROU assets. The remaining decrease in loss from operations was primarily driven by higher net sales as noted above.

Rebecca Taylor and Parker

	Three Months Ended
(in thousands)	May 1, 2021	May 2, 2020	$ Change
Net sales	$6,802	$10,240	$(3,438)
Loss from operations	(3,263)	(6,139)	2,876

Net sales from our Rebecca Taylor and Parker segment decreased $3,438, or 33.6%, to $6,802 in the three months ended May 1, 2021 from $10,240 in the three months ended May 2, 2020 primarily due to a $2,623 decrease in wholesale sales, primarily due to our pause in the development of new product for the Parker brand, and a $815 decrease in the direct-to-consumer channels primarily due to reduced e-commerce traffic resulting from our strategic decisions to refresh the Rebecca Taylor brand.

Loss from operations from our Rebecca Taylor and Parker segment decreased $2,876, or 46.8%, to $3,263 in the three months ended May 1, 2021 from $6,139 in the three months ended May 2, 2020. The decrease was primarily driven by reduced SG&A expenses, partly offset by the decrease in sales, as noted above. Additionally, the loss from operations in the prior year included a non-cash impairment charge of $1,687 related to indefinite lived intangible assets, property and equipment and operating lease ROU assets.

Liquidity and Capital Resources

Our sources of liquidity are cash and cash equivalents, cash flows from operations, if any, borrowings available under the 2018 Revolving Credit Facility and our ability to access capital markets. Our primary cash needs are funding working capital requirements, meeting our debt service requirements, and capital expenditures for new stores and related leasehold improvements. The most significant components of our working capital are cash and cash equivalents, accounts receivable, inventories, accounts payable and other current liabilities. In light of the COVID-19 pandemic, we have taken various measures to improve our liquidity as described above (see “COVID-19” above). Based on these measures and our current expectations, we believe that our sources of liquidity will generate sufficient cash flows to meet our obligations during the next twelve months from the date these financial statements are issued.

Operating Activities

	Three Months Ended
(in thousands)	May 1, 2021	May 2, 2020
Operating activities
Net loss	$(11,622)	$(48,178)
Add (deduct) items not affecting operating cash flows:
Adjustment to Tax Receivable Agreement Liability	—	(2,320)
Impairment of goodwill and intangible assets	—	13,848
Impairment of long-lived assets	—	13,026
Depreciation and amortization	1,638	1,998
Provision for bad debt	(19)	1,585
Amortization of deferred financing costs	170	133
Deferred income taxes	2,609	102
Share-based compensation expense	331	541
Capitalized PIK Interest	636	—
Changes in assets and liabilities:
Receivables, net	5,075	22,553
Inventories	(3,509)	(959)
Prepaid expenses and other current assets	748	2,657
Accounts payable and accrued expenses	1,684	(13,136)
Other assets and liabilities	(535)	(630)
Net cash used in operating activities	$(2,794)	$(8,780)

Net cash used in operating activities during the three months ended May 1, 2021 was $2,794, which consisted of a net loss of $11,622, impacted by non-cash items of $5,365 and cash provided by working capital of $3,463. Net cash provided by working capital primarily resulted from a cash inflow of $5,075 in receivables, net primarily driven by the timing of collections, a cash inflow in accounts payable and accrued expenses of $1,684 primarily due to the timing of payments to vendors, partly offset by a cash outflow in inventory of $3,509 primarily due to the timing of receipts.

Net cash used in operating activities during the three months ended May 2, 2020 was $8,780, which consisted of a net loss of $48,178, impacted by non-cash items of $28,913 and cash provided by working capital of $10,485. Net cash provided by working capital primarily resulted from a cash inflow of $22,553 in receivables, net primarily driven by the timing of collections, offset by a cash outflow in accounts payable and accrued expenses of $13,136 primarily due to the timing of payments to vendors.

Investing Activities

	Three Months Ended
(in thousands)	May 1, 2021	May 2, 2020

Investing activities
Payments for capital expenditures	$(476)	$(695)
Net cash used in investing activities	$(476)	$(695)

Net cash used in investing activities of $476 during the three months ended May 1, 2021 represents capital expenditures primarily related to the investment in our information technology systems and retail store buildouts, including leasehold improvements and store fixtures.

Net cash used in investing activities of $695 during the three months ended May 2, 2020 represents capital expenditures primarily related to the investment in our retail store buildouts, including leasehold improvements and store fixtures.

Financing Activities

	Three Months Ended
(in thousands)	May 1, 2021	May 2, 2020
Financing activities
Proceeds from borrowings under the Revolving Credit Facilities	$63,236	$81,878
Repayment of borrowings under the Revolving Credit Facilities	(62,462)	(46,001)
Tax withholdings related to restricted stock vesting	(8)	(205)
Proceeds from stock option exercises, restricted stock vesting, and issuance of common stock under employee stock purchase plan	49	1
Net cash provided by financing activities	$815	$35,673

Net cash provided by financing activities was $815 during the three months ended May 1, 2021, primarily consisting of $774 of net proceeds from borrowings under the 2018 Revolving Credit Facility.

Net cash provided by financing activities was $35,673 during the three months ended May 2, 2020, primarily consisting of $35,877 of net proceeds from borrowings under our 2018 Revolving Credit Facility.

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

The 2018 Term Loan Facility also contains an Excess Cash Flow (as defined in the credit agreement for the 2018 Term Loan Facility) sweep requirement in which Vince, LLC remits 50% of Excess Cash Flow reduced on a dollar-for-dollar basis by any voluntary prepayments of the 2018 Term Loan Facility or the 2018 Revolving Credit Facility (to the extent accompanied by a permanent reduction in commitments) during such fiscal year or after the fiscal year but prior to the date of the excess cash flow payment, to be applied to the outstanding principal balance commencing 10 business days after the filing of the Company’s Annual Report on Form 10-K starting from fiscal year ending February 1, 2020. There was no such payment due for the fiscal years ended January 30, 2021 and February 1, 2020.

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

As a result of the Third Term Loan Amendment, the Company incurred $383 of additional financing costs. In accordance with ASC Topic 470, “Debt”, the Company accounted for this amendment as a debt modification and recorded $233 of the financing costs paid to third parties within selling, general and administrative expenses on the condensed consolidated statements of operations and comprehensive income (loss) in fiscal 2020. The remaining $150 of financing costs are recorded as deferred debt issuance costs which will be amortized over the remaining term of the 2018 Term Loan Facility.

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

As a result of the Fifth Term Loan Amendment, the Company incurred $150 of additional financing costs. In accordance with ASC Topic 470, “Debt”, the Company accounted for this amendment as a debt modification and recorded the additional deferred financing costs as deferred debt issuance costs which will be amortized over the remaining term of the 2018 Term Loan Facility and are included in accrued liabilities on the condensed consolidated balance sheet as of May 1, 2021.

On April 26, 2021, Vince, LLC, entered into the Sixth Amendment (the “Sixth Term Loan Amendment”) to the 2018 Term Loan Facility, dated August 21, 2018, by and among Vince, as the borrower, the guarantors named therein, Crystal Financial LLC, as administrative agent and collateral agent, and the other lenders from time to time party thereto.

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

As of May 1, 2021, the Company was in compliance with applicable covenants. Through May 1, 2021, on an inception to date basis, the Company had made repayments totaling $2,750 in the aggregate on the 2018 Term Loan Facility. As of May 1, 2021, the Company had $24,750 of debt outstanding under the 2018 Term Loan Facility.

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

As a result of the Third Revolver Amendment, the Company incurred $376 of additional deferred financing costs. In accordance with ASC Topic 470, “Debt”, the Company accounted for this amendment as a debt modification and recorded the additional deferred financing costs as deferred debt issuance costs which will be amortized over the remaining term of the 2018 Revolving Credit Facility.

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

As a result of the Fifth Revolver Amendment, the Company incurred $204 of additional deferred financing costs. In accordance with ASC Topic 470, “Debt”, the Company accounted for this amendment as a debt modification and recorded the additional deferred financing costs as deferred debt issuance costs which will be amortized over the remaining term of the 2018 Revolving Credit Facility. $100 of financing costs are included in accrued liabilities on the condensed consolidated balance sheet as of May 1, 2021.

On April 26, 2021, concurrently with the Sixth Term Loan Amendment, the Company entered into the Sixth Amendment (the “Sixth Revolver Amendment”) to the 2018 Revolving Credit Facility. The Sixth Revolver Amendment, among other things, consents to the Sixth Term Loan Amendment and amends certain definitions to reflect the Sixth Term Loan Amendment.

As of May 1, 2021, the Company was in compliance with applicable covenants. As of May 1, 2021, $27,356 was available under the 2018 Revolving Credit Facility, net of the loan cap, and there were $41,173 of borrowings outstanding and $5,253 of letters of credit outstanding under the 2018 Revolving Credit Facility. The weighted average interest rate for borrowings outstanding under the 2018 Revolving Credit Facility as of May 1, 2021 was 3.8%.

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

The Company incurred $485 in deferred financing costs associated with the Third Lien Credit Facility of which a $400 closing fee is payable in kind and was added to the principal balance. These deferred financing costs are recorded as deferred debt issuance costs which will be amortized over the remaining term of the Third Lien Credit Facility.

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

A summary of our critical accounting policies is included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2020 Annual Report on Form 10-K. As of May 1, 2021, there have been no material changes to the critical accounting policies contained therein.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of May 1, 2021.

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

Material Weaknesses in Internal Control over Financial Reporting

As described in Management’s Annual Report On Internal Control Over Financial Reporting in Item 9A of our Annual Report on Form 10-K for the year ended January 30, 2021, we did not maintain adequate user access controls to ensure appropriate segregation of duties and to adequately restrict access to financial applications and data.

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

Changes in Internal Control over Financial Reporting

Although we have experienced varying degrees of business disruptions related to the COVID-19 pandemic, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended May 1, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As the COVID-19 pandemic evolves, we will continue to monitor and assess any potential impacts COVID-19 may have on the design and operating effectiveness of our internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

The risk factors disclosed in the Company’s 2020 Annual Report on Form 10-K, in addition to the other information set forth in this report on Form 10-Q, could materially affect the Company’s business, financial condition or results. The Company’s risk factors have not changed materially from those disclosed in its 2020 Annual Report on Form 10-K.

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

Date		Vince Holding Corp.

June 10, 2021	By:	/s/ David Stefko David Stefko Executive Vice President, Chief Financial Officer (as duly authorized officer, principal executive officer and principal financial officer)