Form 10-Q
period 2021-07-31
VINCE HOLDING CORP.
filed 2021-09-09
CIK 1579157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2021

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

As of August 31, 2021, the registrant had 11,926,443 shares of common stock, $0.01 par value per share, outstanding.

VINCE HOLDING CORP. AND SUBSIDIARIES

TABLE OF CONTENTS

			Page Number
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements:		4

	a)	Unaudited Condensed Consolidated Balance Sheets at July 31, 2021 and January 30, 2021	4

	b)	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended July 31, 2021 and August 1, 2020	5

	c)	Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the six months ended July 31, 2021 and August 1, 2020	6

	d)	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended July 31, 2021 and August 1, 2020	8

	e)	Notes to Unaudited Condensed Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations		26

Item 3.	Quantitative and Qualitative Disclosure About Market Risk		39

Item 4.	Controls and Procedures		39

PART II. OTHER INFORMATION			40

Item 1.	Legal Proceedings		40

Item 1A.	Risk Factors		41

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds		41

Item 3.	Defaults Upon Senior Securities		41

Item 4.	Mine Safety Disclosures		41

Item 5.	Other Information		41

Item 6.	Exhibits		43

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data, unaudited)

	July 31,	January 30,
	2021	2021
Assets
Current assets:
Cash and cash equivalents	$1,524	$3,777
Trade receivables, net	31,158	31,878
Inventories, net	74,336	68,226
Prepaid expenses and other current assets	5,614	6,703
Total current assets	112,632	110,584
Property and equipment, net	17,687	17,741
Operating lease right-of-use assets, net	88,992	91,982
Intangible assets, net	76,163	76,491
Goodwill	31,973	31,973
Other assets	3,745	4,173
Total assets	$331,192	$332,944

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$50,789	$40,216
Accrued salaries and employee benefits	5,268	4,231
Other accrued expenses	12,451	15,688
Short-term lease liabilities	24,231	22,085
Current portion of long-term debt	1,375	—
Total current liabilities	94,114	82,220
Long-term debt	84,759	84,485
Long-term lease liabilities	90,655	97,144
Deferred income tax liability	5,561	1,688
Other liabilities	1,200	1,200

Commitments and contingencies (Note 8)

Stockholders' equity:
Common stock at $0.01 par value (100,000,000 shares authorized, 11,923,107 and 11,809,023 shares issued and outstanding at July 31, 2021 and January 30, 2021, respectively)	119	118
Additional paid-in capital	1,139,145	1,138,247
Accumulated deficit	(1,084,242)	(1,072,030)
Accumulated other comprehensive loss	(119)	(128)
Total stockholders' equity	54,903	66,207
Total liabilities and stockholders' equity	$331,192	$332,944

See notes to unaudited condensed consolidated financial statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except share and per share data, unaudited)

	Three Months Ended		Six Months Ended
	July 31,	August 1,	July 31,	August 1,
	2021	2020	2021	2020
Net sales	$78,673	$37,022	$136,206	$76,040
Cost of products sold	43,295	23,682	75,345	46,700
Gross profit	35,378	13,340	60,861	29,340
Impairment of goodwill and intangible assets	—	—	—	13,848
Impairment of long-lived assets	—	—	—	13,026
Selling, general and administrative expenses	32,743	27,348	65,327	65,892
Income (loss) from operations	2,635	(14,008)	(4,466)	(63,426)
Interest expense, net	1,927	1,022	3,805	2,047
Other expense (income), net	—	4	—	(2,303)
Income (loss) before income taxes	708	(15,034)	(8,271)	(63,170)
Provision for income taxes	1,298	28	3,941	70
Net loss	$(590)	$(15,062)	$(12,212)	$(63,240)
Other comprehensive income (loss):
Foreign currency translation adjustments	2	(1)	9	(42)
Comprehensive loss	$(588)	$(15,063)	$(12,203)	$(63,282)

Loss per share:
Basic loss per share	$(0.05)	$(1.28)	$(1.03)	$(5.39)
Diluted loss per share	$(0.05)	$(1.28)	$(1.03)	$(5.39)
Weighted average shares outstanding:
Basic	11,898,360	11,784,007	11,855,535	11,739,061
Diluted	11,898,360	11,784,007	11,855,535	11,739,061

See notes to unaudited condensed consolidated financial statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts, unaudited)

	Common Stock
	Number of Shares Outstanding	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of January 30, 2021	11,809,023	$118	$1,138,247	$(1,072,030)	$(128)	$66,207
Comprehensive loss:
Net loss	—	—	—	(11,622)	—	(11,622)
Foreign currency translation adjustment	—	—	—	—	7	7
Share-based compensation expense	—	—	331	—	—	331
Restricted stock unit vestings	2,382	—	—	—	—	—
Tax withholdings related to restricted stock vesting	(985)	—	(8)	—	—	(8)
Issuance of common stock related to Employee Stock Purchase Plan ("ESPP")	4,832	—	49	—	—	49
Balance as of May 1, 2021	11,815,252	$118	$1,138,619	$(1,083,652)	$(121)	$54,964
Comprehensive loss:
Net loss	—	—	—	(590)	—	(590)
Foreign currency translation adjustment	—	—	—	—	2	2
Share-based compensation expense	—	—	558	—	—	558
Restricted stock unit vestings	110,025	1	(1)	—	—	—
Tax withholdings related to restricted stock vesting	(4,608)	—	(54)	—	—	(54)
Issuance of common stock related to ESPP	2,438	—	23	—	—	23
Balance as of July 31, 2021	11,923,107	$119	$1,139,145	$(1,084,242)	$(119)	$54,903

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

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands, unaudited)

	Six Months Ended
	July 31, 2021	August 1, 2020
Operating activities
Net loss	$(12,212)	$(63,240)
Add (deduct) items not affecting operating cash flows:
Adjustment to Tax Receivable Agreement Liability	—	(2,320)
Impairment of goodwill and intangible assets	—	13,848
Impairment of long-lived assets	—	13,026
Depreciation and amortization	3,119	3,654
Provision for bad debt	(100)	2,001
Amortization of deferred financing costs	401	277
Deferred income taxes	3,872	102
Share-based compensation expense	889	1,066
Capitalized PIK Interest	1,257	—
Changes in assets and liabilities:
Receivables, net	821	20,067
Inventories	(6,101)	(25,740)
Prepaid expenses and other current assets	1,459	3,135
Accounts payable and accrued expenses	7,893	11,775
Other assets and liabilities	(1,588)	1,097
Net cash used in operating activities	(290)	(21,252)
Investing activities
Payments for capital expenditures	(1,919)	(1,597)
Net cash used in investing activities	(1,919)	(1,597)
Financing activities
Proceeds from borrowings under the Revolving Credit Facilities	137,739	106,048
Repayment of borrowings under the Revolving Credit Facilities	(137,554)	(82,548)
Tax withholdings related to restricted stock vesting	(62)	(222)
Proceeds from stock option exercises, restricted stock vesting, and issuance of common stock under employee stock purchase plan	72	24
Financing fees	(288)	(225)
Net cash (used in) provided by financing activities	(93)	23,077
(Decrease) increase in cash, cash equivalents, and restricted cash	(2,302)	228
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	10	(14)
Cash, cash equivalents, and restricted cash, beginning of period	3,858	647
Cash and cash equivalents, and restricted cash, end of period	1,566	861
Less: restricted cash at end of period	42	79
Cash and cash equivalents per balance sheet at end of period	$1,524	$782

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$2,549	$1,622
Cash payments for income taxes, net of refunds	75	(153)
Supplemental Disclosures of Non-Cash Investing and Financing Activities
Capital expenditures in accounts payable and accrued liabilities	817	270
Deferred financing fees in accrued liabilities	—	300

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

(B) Basis of Presentation: The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. Therefore, these financial statements should be read in conjunction with VHC’s audited financial statements for the fiscal year ended January 30, 2021, as set forth in the 2020 Annual Report on Form 10-K.

The condensed consolidated financial statements include the Company’s accounts and the accounts of the Company’s wholly-owned subsidiaries as of July 31, 2021. All intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) and disclosures necessary for a fair statement. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or the fiscal year as a whole.

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

In light of the COVID-19 pandemic, we have taken various measures to improve our liquidity as described below.  Based on these measures and our current expectations, we believe that our sources of liquidity will generate sufficient cash flows to meet our obligations during the next twelve months from the date these condensed consolidated financial statements are issued.

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

•

We entered into a loan agreement with Sun Capital Partners, Inc. (“Sun Capital”), who own approximately 71% of the outstanding shares of the Company’s common stock (see Note 14 “Related Party Transactions” in the 2020 Annual Report on Form 10-K for further discussion regarding our relationship with Sun Capital), as well as amendments to our 2018 Term Loan Facility and our 2018 Revolving Credit Facility to provide additional liquidity and amend certain financial covenants to allow increased operational flexibility. See Note 5 “Long-Term Debt and Financing Arrangements,” in the 2020 Annual Report on Form 10-K for additional information;

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

The COVID-19 pandemic remains highly volatile and continues to evolve on a daily basis, particularly in light of ongoing vaccination efforts and emerging strains of the virus, which could negatively affect the outcome of the measures intended to address its impact and/or our current expectations of the Company’s future business performance. Factors such as continued temporary closures and/or reclosures of our stores, distribution centers and corporate facilities as well as those of our wholesale partners; declines and changes in consumer behavior including traffic, spending and demand and resulting build-up of excess inventory; supply chain disruptions; and our business partners’ ability to access capital sources and maintain compliance with credit facilities; as well as our ability to collect receivables and diversion of corporate resources from key business activities and compliance efforts could continue to adversely affect the Company’s business, financial condition, cash flow, liquidity and results of operations.

(E) Sources and Uses of Liquidity: The Company’s sources of liquidity are cash and cash equivalents, cash flows from operations, if any, borrowings available under the 2018 Revolving Credit Facility (as amended and restated and as defined below) and the Company’s ability to access capital markets. The Company’s primary cash needs are funding working capital requirements, meeting debt service requirements, and capital expenditures for new stores and related leasehold improvements.

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

Revenue associated with gift cards is recognized upon redemption and unredeemed balances are considered a contract liability and recorded within other accrued expenses, which are subject to escheatment within the jurisdictions in which it operates. As of July 31, 2021 and January 30, 2021, the contract liability was $1,564 and $1,618, respectively.  For the three and six months ended July 31, 2021, the Company recognized $69 and $157, respectively, of revenue that was previously included in the contract liability as of January 30, 2021.

(G) Recent Accounting Pronouncements: Except as noted below, the Company has considered all recent accounting pronouncements and has concluded that there are no recent accounting pronouncements that may have a material impact on its Consolidated Financial Statements, based on current information.

Recently Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12: “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” The guidance simplifies the approach for intraperiod tax allocations, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. The guidance also clarifies and simplifies other areas of Accounting Standards Codification (“ASC”) 740. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted. The Company adopted the guidance on January 31, 2021, the first day of fiscal 2021, which did not have a material effect on the Company’s condensed consolidated financial statements.

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

Note 2. Goodwill and Intangible Assets

Net goodwill balances and changes therein by segment were as follows:

(in thousands)	Vince Wholesale	Vince Direct-to-consumer	Rebecca Taylor and Parker	Total Net Goodwill
Balance as of January 30, 2021	$31,973	$—	$—	$31,973
Balance as of July 31, 2021	$31,973	$—	$—	$31,973

The total carrying amount of goodwill is net of accumulated impairments of $101,845.

During the first quarter of fiscal 2020, the Company determined that a triggering event had occurred as a result of changes to the Company’s long-term projections driven by the impacts of COVID-19.  The Company performed an interim quantitative impairment assessment of goodwill and intangible assets.

The Company determined the fair value of the Vince wholesale reportable segment using a combination of discounted cash flows and market comparisons. “Step one” of the assessment determined that the fair value was below the carrying amount by $9,462, and as a result the Company recorded a goodwill impairment charge of $9,462 within Impairment of goodwill and intangible assets on the condensed consolidated statements of operations and comprehensive income (loss) for the six months ended August 1, 2020.  There were no impairment charges for the three and six months ended July 31, 2021.

The following tables present a summary of identifiable intangible assets:

(in thousands)	Gross Amount	Accumulated Amortization	Accumulated Impairments	Net Book Value
Balance as of July 31, 2021
Amortizable intangible assets:
Customer relationships	$31,355	$(21,336)	$(6,115)	$3,904
Tradenames	13,100	(114)	(12,527)	459
Indefinite-lived intangible assets:
Tradenames	110,986	—	(39,186)	71,800
Total intangible assets	$155,441	$(21,450)	$(57,828)	$76,163

(in thousands)	Gross Amount	Accumulated Amortization	Accumulated Impairments	Net Book Value
Balance as of January 30, 2021
Amortizable intangible assets:
Customer relationships	$31,355	$(21,036)	$(6,115)	$4,204
Tradenames	13,100	(86)	(12,527)	487
Indefinite-lived intangible assets:
Tradenames	110,986	—	(39,186)	71,800
Total intangible assets	$155,441	$(21,122)	$(57,828)	$76,491

During the first quarter of fiscal 2020, the Company estimated the fair value of the Vince and Rebecca Taylor tradename indefinite-lived intangible assets using a discounted cash flow valuation analysis, which is based on the relief from royalty method and determined that the fair value of the Vince and Rebecca Taylor tradenames were below their carrying amounts. Accordingly, the Company recorded an impairment charge for the Vince and Rebecca Taylor tradename indefinite-lived intangible assets of $4,386, which was recorded within Impairment of goodwill and intangible assets on the condensed consolidated statements of operations and comprehensive income (loss) for the six months ended August 1, 2020. There were no such impairment charges for the three and six months ended July 31, 2021.

Amortization of identifiable intangible assets was $164 and $328 for the three and six months ended July 31, 2021, respectively, and $163 and $328 for the three and six months ended August 1, 2020, respectively. The estimated amortization expense for identifiable intangible assets is $655 for each fiscal year for the next five fiscal years.

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

The Company did not have any non-financial assets or non-financial liabilities recognized at fair value on a recurring basis at July 31, 2021 or January 30, 2021. At July 31, 2021 and January 30, 2021, the Company believes that the carrying values of cash and cash equivalents, receivables, and accounts payable approximate fair value, due to the short-term maturity of these instruments. The Company’s debt obligations with a carrying value of $87,339 as of July 31, 2021 are at variable interest rates. Borrowings under the Company’s 2018 Revolving Credit Facility (as defined below) are recorded at carrying value, which approximates fair value due to the frequent nature of such borrowings and repayments. The Company considers this as a Level 2 input. The fair value of the Company’s 2018 Term Loan Facility (as defined below) and the Third Lien Credit Facility (as defined below) was approximately $25,000 and $22,000, respectively, as of July 31, 2021 based upon estimated market value calculations that factor principal, time to maturity, interest rate, and current cost of debt. The Company considers this a Level 3 input.

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

(1) Recorded within Impairment of long-lived assets on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). See Note 1 “Description of Business and Basis of Presentation – (D) COVID-19” for additional information.

(2) Recorded within Impairment of goodwill and intangible assets on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). See Note 2 “Goodwill and Intangible Assets” for additional information.

Note 4. Long-Term Debt and Financing Arrangements

Long-term debt consisted of the following:

	July 31,	January 30,
(in thousands)	2021	2021
Long-term debt:
Term Loan Facilities	$24,750	$24,750
Revolving Credit Facilities	40,584	40,399
Third Lien Credit Facility	22,005	20,748
Total debt principal	87,339	85,897
Less: current portion of long-term debt	1,375	—
Less: deferred financing costs	1,205	1,412
Total long-term debt	$84,759	$84,485

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

On September 7, 2021, Vince, LLC entered into a new $35,000 term loan credit facility as described in Note 13 “Subsequent Events.”  All outstanding amounts under the 2018 Term Loan Facility were repaid in full and the 2018 Term Loan Facility was terminated.

As of July 31, 2021, the Company was in compliance with applicable covenants. Through July 31, 2021, on an inception to date basis, the Company had made repayments totaling $2,750 in the aggregate on the 2018 Term Loan Facility. As of July 31, 2021, the Company had $24,750 of debt outstanding under the 2018 Term Loan Facility.

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

On September 7, 2021, concurrently with the $35,000 term loan credit facility, Vince, LLC entered into an Amended and Restated Credit Agreement which, among other things, contains amendments to reflect the terms of the $35,000 term loan credit facility and extends the maturity of the 2018 Revolving Credit Facility to the earlier of June 8, 2026 and 91 days prior to the maturity of the $35,000 term loan credit facility. See Note 13 “Subsequent Events” for additional information.

As of July 31, 2021, the Company was in compliance with applicable covenants. As of July 31, 2021, $34,400 was available under the 2018 Revolving Credit Facility, net of the loan cap, and there were $40,584 of borrowings outstanding and $5,253 of letters of credit outstanding under the 2018 Revolving Credit Facility. The weighted average interest rate for borrowings outstanding under the 2018 Revolving Credit Facility as of July 31, 2021 was 3.8%.

Third Lien Credit Facility

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

SK Financial is an affiliate of Sun Capital, whose affiliates own approximately 71% of the Company’s common stock.  The Third Lien Credit Facility was reviewed and approved by the Special Committee of the Company’s Board of Directors, consisting solely of directors not affiliated with Sun Capital, which committee was represented by independent legal advisors.

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

On September 7, 2021, concurrently with the $35,000 term loan credit facility as well as the A&R Revolving Credit Facility Agreement, Vince, LLC entered into an amendment (the “Third Lien First Amendment”) to the Third Lien Credit Facility which amends its terms to extend its maturity to March 6, 2027, revises the interest rate to remove the tiered applicable margins so that the rate is now equal to the 90-day LIBOR rate, or an alternate applicable reference rate in the event LIBOR is no longer available, plus 9.0% at all times, and to reflect the applicable terms of the $35,000 term loan credit facility as well as the A&R Revolving Credit Facility Agreement. See Note 13 “Subsequent Events” for additional information.

Note 5. Inventory

Inventories consisted of finished goods. As of July 31, 2021 and January 30, 2021, finished goods, net of reserves were $74,336 and $68,226, respectively.

Note 6. Share-Based Compensation

Employee Stock Plans

Vince 2013 Incentive Plan

In connection with the IPO, the Company adopted the Vince 2013 Incentive Plan, which provides for grants of stock options, stock appreciation rights, restricted stock and other stock-based awards. In May 2018, the Company filed a Registration Statement on Form S-8 to register an additional 660,000 shares of common stock available for issuance under the Vince 2013 Incentive Plan. Additionally, in September 2020, the Company filed a Registration Statement on Form S-8 to register an additional 1,000,000 shares of common stock available for issuance under the Vince 2013 Incentive Plan. The aggregate number of shares of common stock which may be issued or used for reference purposes under the Vince 2013 Incentive Plan or with respect to which awards may be granted may not exceed 1,000,000 shares. The shares available for issuance under the Vince 2013 Incentive Plan may be, in whole or in part, either authorized and unissued shares of the Company’s common stock or shares of common stock held in or acquired for the Company’s treasury. In general, if awards under the Vince 2013 Incentive Plan are cancelled for any reason, or expire or terminate unexercised, the shares covered by such award may again be available for the grant of awards under the Vince 2013 Incentive Plan. As of July 31, 2021, there were 1,056,826 shares under the Vince 2013 Incentive Plan available for future grants. Options granted pursuant to the Vince 2013 Incentive Plan typically vest in equal installments over four years, subject to the employees’ continued employment and expire on the earlier of the tenth anniversary of the grant date or upon termination as outlined in the Vince 2013 Incentive Plan. Restricted stock units (“RSUs”) granted typically vest in equal installments over a three-year period or vest in equal installments over four years, subject to the employees’ continued employment.

Employee Stock Purchase Plan

The Company maintains an employee stock purchase plan (“ESPP”) for its employees. Under the ESPP, all eligible employees may contribute up to 10% of their base compensation, up to a maximum contribution of $10 per year. The purchase price of the stock is 90% of the fair market value, with purchases executed on a quarterly basis. The plan is defined as compensatory, and accordingly, a charge for compensation expense is recorded to selling, general and administrative expense for the difference between the fair market value and the discounted purchase price of the Company’s Stock. During the six months ended July 31, 2021, 7,270 shares of common stock were issued under the ESPP. During the six months ended August 1, 2020, 4,257 shares of common stock were issued under the ESPP. As of July 31, 2021, there were 74,841 shares available for future issuance under the ESPP.

Stock Options

A summary of stock option activity for both employees and non-employees for the six months ended July 31, 2021 is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 30, 2021	58	$38.77	4.7	$—
Granted	—	$—
Exercised	—	$—
Forfeited or expired	—	$—
Outstanding at July 31, 2021	58	$38.77	4.2	$—

Vested and exercisable at July 31, 2021	58	$38.77	4.2	$—

Restricted Stock Units

A summary of restricted stock unit activity for the six months ended July 31, 2021 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested restricted stock units at January 30, 2021	369,621	$9.59
Granted	406,971	$10.96
Vested	(116,357)	$10.29
Forfeited	(13,866)	$9.80
Non-vested restricted stock units at July 31, 2021	646,369	$10.32

Share-Based Compensation Expense

The Company recognized share-based compensation expense of $558 and $525, including expense of $46 and $48, respectively, related to non-employees, during the three months ended July 31, 2021 and August 1, 2020, respectively. The Company recognized share-based compensation expense of $889 and $1,066, including expense of $109 and $99, respectively, related to non-employees, during the six months ended July 31, 2021 and August 1, 2020, respectively.

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

The following is a reconciliation of weighted average basic shares to weighted average diluted shares outstanding:

	Three Months Ended		Six Months Ended
	July 31,	August 1,	July 31,	August 1,
	2021	2020	2021	2020
Weighted-average shares—basic	11,898,360	11,784,007	11,855,535	11,739,061
Effect of dilutive equity securities	—	—	—	—
Weighted-average shares—diluted	11,898,360	11,784,007	11,855,535	11,739,061

Because the Company incurred a net loss for the three and six months ended July 31, 2021 and August 1, 2020, weighted-average basic shares and weighted-average diluted shares outstanding are equal for the periods.

Note 8. Commitments and Contingencies

Litigation

On September 7, 2018, a complaint was filed in the United States District Court for the Eastern District of New York by certain stockholders (collectively, the “Plaintiff”), naming the Company as well as David Stefko, the Company’s Chief Financial Officer, one of the Company’s directors, certain of the Company’s former officers and directors, and Sun Capital and certain of its affiliates, as defendants. The complaint generally alleges that the Company and the named parties made false and/or misleading statements and/or failed to disclose matters relating to the transition of the Company’s ERP systems from Kellwood. The complaint brings causes of action for violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated under the Exchange Act against the Company and the named parties and for violations of Section 20(a) of the Exchange Act against the individual parties, Sun Capital and its affiliates.  The complaint sought unspecified monetary damages and unspecified costs and fees. On January 28, 2019, in response to our motion to dismiss the original complaint, the Plaintiff filed an amended complaint, naming the same defendants as parties and asserting the same causes of action as those stated in the original complaint. On October 4, 2019, an individual stockholder filed a complaint marked as a related suit to the amended complaint, containing substantially identical allegations and claims against the same defendant parties. On September 9, 2020, the two complaints were dismissed in their entirety and the Plaintiff’s request for leave to replead was denied. On October 6, 2020, the Plaintiff filed notices of appeal. On July 6, 2021, the appeals were voluntarily dismissed.

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

Note 9. Income Taxes

The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year.

The provision for income taxes was $1,298 for the three months ended July 31, 2021 and primarily reflects the impact of an increase in the Company’s estimated effective tax rate for the full fiscal year. The effective tax rate was 183.3% for the three months ended July 31, 2021 and differs from the U.S. statutory rate of 21% primarily due to the increase in deferred tax liabilities attributable to indefinite-lived goodwill and intangible assets as described below and the impact of the valuation allowance established against additional deferred tax assets. The provision for income taxes was $28 and the effective tax rate was 0.2% for the three months ended August 1, 2020. The Company’s effective tax rate differs from the U.S. statutory rate of 21% for the three months ended August 1, 2020 primarily due to the impact of the valuation allowance established against additional deferred tax assets partly offset by state and foreign taxes.

The provision for income taxes was $3,941 for the six months ended July 31, 2021 and primarily represents the non-cash deferred tax expense created by the current period amortization of indefinite-lived goodwill and intangible assets for tax but not for book purposes. A portion of these deferred tax liabilities cannot be used as a source to support the realization of certain deferred tax assets related to the Company’s net operating losses which results in tax expense to record these deferred tax liabilities. Additionally, the provision for income taxes for the six months ended July 31, 2021 included a correction of an error of $882 related to the state tax impact of the non-cash deferred tax expense created by the amortization of indefinite-lived goodwill and intangible assets as previously recorded in the fourth quarter of fiscal 2020. The effective tax rate was 47.6% for the six months ended July 31, 2021 and differs from the U.S. statutory rate primarily due to the increase in deferred tax liabilities attributable to indefinite-lived goodwill and intangible assets as described above and the impact of the valuation allowance established against additional deferred tax assets. The provision for income taxes was $70 and the effective tax rate was 0.1% for the six months ended August 1, 2020. The Company’s effective tax rate differs from the U.S. statutory rate for the six months ended August 1, 2020 primarily due to the impact of the valuation allowance established against additional deferred tax assets partly offset by state and foreign taxes.

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

Total lease cost is included in cost of sales and SG&A in the accompanying condensed consolidated statements of operations and comprehensive income (loss) and is recorded net of immaterial sublease income. Some leases have a non-cancelable lease term of less than one year and therefore, the Company has elected to exclude these short-term leases from our ROU asset and lease liabilities. Short term lease costs were immaterial for the six months ended July 31, 2021 and August 1, 2020. The Company’s lease cost is comprised of the following:

	Three Months Ended		Six Months Ended
	July 31,	August 1,	July 31,	August 1,
(in thousands)	2021	2020	2021	2020
Operating lease cost	$5,919	$6,381	$12,193	$12,869
Variable operating lease cost	(1,011)	(2)	(869)	31
Total lease cost	$4,908	$6,379	$11,324	$12,900

The operating lease cost above included a correction of an error of $501 benefit recorded within SG&A expenses in the current period related to a lease amendment for a retail store location signed in April 2020. The amendment lowered the base rent for fiscal 2021 through fiscal 2023 which was not accounted for upon the signing of the agreement leading to an overstatement of the ROU asset related expenses and lease liability in the first quarter of fiscal 2020.

During the six months ended August 1, 2020, the Company recorded right-of-use assets impairment of approximately $8,556. There was no such impairment for the three and six months ended July 31, 2021.

As of July 31, 2021, the future maturity of lease liabilities are as follows:

July 31,
(in thousands)	2021
Fiscal 2021	$15,711
Fiscal 2022	29,311
Fiscal 2023	27,216
Fiscal 2024	24,650
Fiscal 2025	15,322
Thereafter	23,014
Total lease payments	135,224
Less: Imputed interest	(20,338)
Total operating lease liabilities	$114,886

The operating lease payments do not include any renewal options as such leases are not reasonably certain of being renewed as of July 31, 2021 and does not include $3,116 of legally binding minimum lease payments of leases signed but not yet commenced.

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

Summary information for the Company’s reportable segments is presented below.

(in thousands)	Vince Wholesale	Vince Direct-to-consumer	Rebecca Taylor and Parker	Unallocated Corporate	Total
Three Months Ended July 31, 2021
Net Sales (1)	$35,170	$31,982	$11,521	$—	$78,673
Income (loss) before income taxes	9,441	6,126	(1,571)	(13,288)	708

Three Months Ended August 1, 2020
Net Sales (2)	$17,159	$15,051	$4,812	$—	$37,022
Income (loss) before income taxes	4,404	(5,525)	(3,063)	(10,850)	(15,034)

Six Months Ended July 31, 2021
Net Sales (1)	$61,969	$55,914	$18,323	$—	$136,206
Income (loss) before income taxes	16,938	5,799	(4,834)	(26,174)	(8,271)

Six Months Ended August 1, 2020
Net Sales (2)	$27,852	$33,136	$15,052	$—	$76,040
Income (loss) before income taxes (3) (4) (5)	3,813	(22,384)	(9,215)	(35,384)	(63,170)

(in thousands)	Vince Wholesale	Vince Direct-to-consumer	Rebecca Taylor and Parker	Unallocated Corporate	Total
July 31, 2021
Total Assets	$69,737	$104,974	$38,150	$118,331	$331,192

January 30, 2021
Total Assets	$66,816	$104,784	$39,514	$121,830	$332,944

(1) Net sales for the Rebecca Taylor and Parker reportable segment for the three and six months ended July 31, 2021 consisted of $7,609 and $12,144 through wholesale distribution channels and $3,911 and $6,178 through direct-to-consumer distribution channels, respectively.

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

(5) Unallocated Corporate includes a benefit from the re-measurement of the liability related to the Tax Receivable Agreement of $2,320 and non-cash impairment charges of $13,462, of which $9,462 is related to goodwill and $4,000 is related to the Vince tradename for the six months ended August 1, 2020.

Note 12. Related Party Transactions

Third Lien Credit Agreement

On December 11, 2020, Vince, LLC entered into the $20,000 Third Lien Credit Facility pursuant to the Third Lien Credit Agreement, by and among Vince, LLC, as the borrower, SK Financial, as agent and lender, and other lenders from time to time party thereto. SK Financial is an affiliate of Sun Capital, whose affiliates own approximately 71% of the Company’s common stock.  The Third Lien Credit Facility was reviewed and approved by the Special Committee of the Company’s Board of Directors, consisting solely of directors not affiliated with Sun Capital, which committee was represented by independent legal advisors.

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

During the first quarter of fiscal 2020, the obligation under the Tax Receivable Agreement was adjusted as a result of changes in the levels of projected pre-tax income, primarily as a result of COVID-19. The adjustment resulted in a net decrease of $2,320 to the liability under the Tax Receivable Agreement with the corresponding adjustment accounted for within Other (income) expense, net on the consolidated statements of operations and comprehensive income (loss) for the six months ended August 1, 2020. As of July 31, 2021, the Company’s total obligation under the Tax Receivable Agreement was estimated to be $0 based on projected future pre-tax income.

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

During the three and six months ended July 31, 2021 and August 1, 2020, the Company incurred expenses of $6 and $6 and $8 and $11, respectively, under the Sun Capital Consulting Agreement.

Note 13. Subsequent Events

Term Loan Credit Facility

On September 7, 2021, Vince, LLC entered into a new term loan credit facility as described below.  All outstanding amounts under the 2018 Term Loan Facility were repaid in full and such credit facility was terminated.

Vince, LLC entered into a new $35,000 senior secured term loan credit facility (the “Term Loan Credit Facility”) pursuant to a Credit Agreement (the “Term Loan Credit Agreement”) by and among Vince, LLC, as the borrower, the guarantors named therein, PLC Agent, LLC (“Pathlight”), as administrative agent and collateral agent, and the other lenders from time to time party thereto. Vince Holding Corp. and Vince Intermediate Holding, LLC are guarantors under the Term Loan Credit Facility.  The Term Loan Credit Facility matures on the earlier of September 7, 2026 and 91 days after the maturity date of the Revolving Credit Facility (as defined below).

The Term Loan Credit Facility is subject to quarterly amortization of $875 commencing on July 1, 2022, with the balance payable at final maturity. Interest is payable on loans under the Term Loan Credit Facility at a rate equal to the 90-day LIBOR rate, or an alternate applicable reference rate in the event LIBOR is no longer available, subject, in either case, to a 1.0% floor, plus 7.0%. During the continuance of certain specified events of default, interest will accrue on the overdue amount of any loan at a rate of 2.0% in excess of the rate otherwise applicable to such amount. In addition, the Term Loan Credit Agreement requires mandatory prepayments upon the occurrence of certain events, including but not limited to, an Excess Cash Flow payment (as defined in the Term Loan Credit Agreement), subject to reductions for voluntary prepayments made during such fiscal year, commencing with the fiscal year ending January 28, 2023.

The Term Loan Credit Facility contains a requirement that Vince, LLC will maintain an availability under its Revolving Credit Facility of the greater of 10% of the commitments thereunder or $9,500. The Term Loan Credit Facility does not permit dividends prior to April 30, 2022, or an earlier date designated by Vince, LLC (the period until such date, the “Accommodation Period”) and thereafter permits them to the extent that no default or event of default is continuing or would result from a contemplated dividend, so long as after giving pro forma effect to the contemplated dividend subtracting any accounts payable amounts that are or are projected to be past due for the following six months, excess availability for such six month period will be at least the greater of 25.0% of the aggregate lending commitments and $15,000.  In addition, the Term Loan Credit Facility contains customary representations and warranties, other covenants, and events of default, including but not limited to, limitations on the incurrence of additional indebtedness, liens, burdensome agreements, guarantees, investments, loans, asset sales, mergers, acquisitions, prepayment of other debt, the repurchase of capital stock, transactions with affiliates, and the ability to change the nature of its business or its fiscal year, and distributions and dividends. Furthermore, the Term Loan Credit Facility is subject to a Borrowing Base (as defined in the Term Loan Credit Agreement) which can, under certain conditions result in the imposition of a reserve under the Revolving Credit Facility.

All obligations under the Term Loan Credit Facility are guaranteed by Vince Intermediate Holding, LLC (“Vince Intermediate”) and the Company and any future material domestic restricted subsidiaries of Vince, LLC and secured by a lien on substantially all of the assets of the Company, Vince, LLC and Vince Intermediate and any future material domestic restricted subsidiaries.

Amended and Restated Revolving Credit Facility

Concurrently with the Term Loan Credit Facility, Vince, LLC entered into an Amended and Restated Credit Agreement (the “A&R Revolving Credit Facility Agreement”), by and among Vince, LLC, as the borrower, the guarantors named therein, Citizens Bank, N.A., as administrative agent and collateral agent, and the other lenders from time to time party thereto, with respect to its revolving credit facility (the “Revolving Credit Facility”), which contains amendments to reflect the terms of the Term Loan Credit Facility and extends the maturity of the facility to the earlier of June 8, 2026 and 91 days prior to the maturity of the Term Loan Credit Facility.

In addition, the A&R Revolving Credit Facility Agreement, among others: (i) lowers all applicable margins by 0.75%; (ii) revises the end of  the Accommodation Period (as defined therein) to April 30, 2022 or an earlier date as elected by Vince, LLC; (iii) amends the borrowing base calculation to exclude Eligible Cash On Hand (as defined therein); (iv) revises threshold under the definition of the Cash Dominion Trigger Event to be the excess availability of the greater of (a) 12.5% of the loan cap and (b) $11,000; (v) deletes the financial covenant and replaces it with a requirement to maintain a minimum excess availability not to be less than the greater of (a) $9,500 and (b) 10% of the commitments at any time; and (vi) revises certain representations and warranties as well as operational covenants.

Third Lien First Amendment

Concurrently with the Term Loan Credit Facility as well as the A&R Revolving Credit Facility Agreement, Vince, LLC entered into an amendment (the “Third Lien First Amendment”) to a credit agreement, dated December 11, 2020, by and among Vince, LLC, as the borrower, SK Financial Services, LLC (“SK Financial”), as agent, and other lenders from time to time party thereto, with respect to its subordinated credit facility (the “Third Lien Credit Facility”).  The Third Lien First Amendment amends its terms to extend its maturity to March 6, 2027, revises the interest rate to remove the tiered applicable margins so that the rate is now equal to the 90-day LIBOR rate, or an alternate applicable reference rate in the event LIBOR is no longer available, plus 9.0% at all times, and to reflect the applicable terms of the Term Loan Credit Facility as well as the A&R Revolving Credit Facility Agreement.

SK Financial is an affiliate of Sun Capital Partners, Inc. (“Sun Capital”), whose affiliates own approximately 71% of the Company’s common stock.  The Third Lien Credit Facility was previously reviewed and approved by the special committee of the Company’s board of directors (the “Board”), consisting solely of directors not affiliated with Sun Capital, which was represented by independent legal advisors.  The Third Lien First Amendment was reviewed and ratified by the audit committee of the Company’s board of directors, consisting solely of directors not affiliated with Sun Capital.

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

•

We entered into a loan agreement with Sun Capital Partners, Inc. who own approximately 71% of the outstanding shares of the Company’s common stock (see Note 14 “Related Party Transactions” to the Consolidated Financial Statements in the 2020 Annual Report on Form 10-K for further discussion regarding our relationship with Sun Capital), as well as amendments to our 2018 Term Loan Facility and our 2018 Revolving Credit Facility to provide additional liquidity and amend certain financial covenants to allow increased operational flexibility.  See Note 5 “Long-Term Debt and Financing Arrangements” to the Consolidated Financial Statements in the 2020 Annual Report on Form 10-K for additional information;

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

The COVID-19 pandemic remains highly volatile and continues to evolve on a daily basis, particularly in light of ongoing vaccination efforts and emerging strains of the virus. See Item 1A. Risk Factors in the 2020 Annual Report on Form 10-K — “Risks Related to Our Business and Industry — The COVID-19 pandemic has adversely affected, and is expected to continue to adversely affect, our business, financial condition, cash flow, liquidity and results of operations” for additional discussion regarding risks to our business associated with the COVID-19 pandemic.

Executive Overview

We are a global contemporary group, consisting of three brands: Vince, Rebecca Taylor and Parker.

Vince, established in 2002, is a leading global luxury apparel and accessories brand best known for creating elevated yet understated pieces for every day effortless style. Known for its range of luxury products, Vince offers women’s and men’s ready-to-wear, footwear and accessories through 49 full-price retail stores, 18 outlet stores, its e-commerce site, vince.com and through its subscription service Vince Unfold, vinceunfold.com, as well as through premium wholesale channels globally.

Rebecca Taylor, founded in 1996 in New York City, is a contemporary womenswear line lauded for its signature prints, romantic detailing and vintage inspired aesthetic, reimagined for a modern era. The Rebecca Taylor collection is available at six full-price retail stores, five outlet stores, through its e-commerce site at rebeccataylor.com and through its subscription service Rebecca Taylor RNTD at rebeccataylorrntd.com, as well as through major department and specialty stores worldwide.

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

As a result of the extensive temporary store closures due to the COVID-19 pandemic, comparable sales are not a meaningful metric for the three and six months ended July 31, 2021 and August 1, 2020 and we have not included a discussion within our Results of Operations.

The following table presents, for the periods indicated, our operating results as a percentage of net sales, as well as earnings (loss) per share data:

	Three Months Ended				Six Months Ended
	July 31, 2021		August 1, 2020		July 31, 2021		August 1, 2020
		% of Net		% of Net		% of Net		% of Net
	Amount	Sales	Amount	Sales	Amount	Sales	Amount	Sales
(in thousands, except per share data and percentages)
Statements of Operations:
Net sales	$78,673	100.0%	$37,022	100.0%	$136,206	100.0%	$76,040	100.0%
Cost of products sold	43,295	55.0%	23,682	64.0%	75,345	55.3%	46,700	61.4%
Gross profit	35,378	45.0%	13,340	36.0%	60,861	44.7%	29,340	38.6%
Impairment of goodwill and intangible assets	—	0.0%	—	0.0%	—	0.0%	13,848	18.2%
Impairment of long-lived assets	—	0.0%	—	0.0%	—	0.0%	13,026	17.1%
Selling, general and administrative expenses	32,743	41.6%	27,348	73.9%	65,327	48.0%	65,892	86.7%
Income (loss) from operations	2,635	3.3%	(14,008)	(37.8)%	(4,466)	(3.3)%	(63,426)	(83.4)%
Interest expense, net	1,927	2.4%	1,022	2.8%	3,805	2.8%	2,047	2.7%
Other expense (income), net	—	0.0%	4	0.0%	—	0.0%	(2,303)	(3.0)%
Income (loss) before income taxes	708	0.9%	(15,034)	(40.6)%	(8,271)	(6.1)%	(63,170)	(83.1)%
Provision for income taxes	1,298	1.6%	28	0.1%	3,941	2.9%	70	0.1%
Net loss	$(590)	(0.7)%	$(15,062)	(40.7)%	$(12,212)	(9.0)%	$(63,240)	(83.2)%
Loss per share:
Basic loss per share	$(0.05)		$(1.28)		$(1.03)		$(5.39)
Diluted loss per share	$(0.05)		$(1.28)		$(1.03)		$(5.39)

Three Months Ended July 31, 2021 Compared to Three Months Ended August 1, 2020

Net sales for the three months ended July 31, 2021 were $78,673, increasing $41,651, or 112.5%, versus $37,022 for the three months ended August 1, 2020.

Gross profit increased 165.2% to $35,378 for the three months ended July 31, 2021 from $13,340 in the prior year second quarter. As a percentage of sales, gross margin was 45.0%, compared with 36.0% in the prior year second quarter. The total gross margin rate increase was primarily driven by the following factors:

•	The favorable impact in channel mix which contributed positively by approximately 380 basis points;
•

The favorable impact of year-over-year adjustments to inventory reserves contributed positively by approximately 340 basis points as the prior year reflected higher inventory reserves related to the risk associated with the impact of COVID-19; and

•

The favorable impact from lower promotional activity contributed positively by approximately 150 basis points as higher promotional activity as a result of COVID-19 in the direct-to-consumer channel in the prior year was partly offset by increased promotions in the off-price channel and Rebecca Taylor and Parker wholesale channels in the current year.

Selling, general and administrative (“SG&A”) expenses for the three months ended July 31, 2021 were $32,743, increasing $5,395, or 19.7%, versus $27,348 for the three months ended August 1, 2020. SG&A expenses as a percentage of sales were 41.6% and 73.9% for the three months ended July 31, 2021 and August 1, 2020, respectively. The change in SG&A expenses compared to the prior fiscal year period was primarily due to:

•

$5,204 of increased compensation and benefits, as lower expense in the prior year was primarily due to the actions taken in response to COVID-19, which included furloughing our retail store associates as well as a significant portion of our corporate associates, temporarily reducing retained employee salaries and reducing bonus expense;

•	$1,267 of increased marketing and advertising costs, primarily due to investments in digital marketing;
•	$620 of increased consulting and other third-party costs as lower expense in the prior year was primarily due to our streamlined expense structure in response to COVID-19; and
•	$604 of increased banking and transaction fees as a result of increased sales.

The above increases were partially offset by:

•

$1,592 of decreased rent expense primarily due to rent abatements, rent deferrals, rent reductions and other concessions, resulting from the finalization of COVID-19 related negotiations with landlords during the second quarter of fiscal 2021; and

•

$552 of decreased bad debt expense as higher expense in the prior year was related to the risk associated with our ability to collect outstanding receivables from our customers as a result of COVID-19.

Interest expense, net increased $905, or 88.6%, to $1,927 in the three months ended July 31, 2021 from $1,022 in the three months ended August 1, 2020 due to higher interest rates and composition of debt.

Other income, net decreased $4 to $0 in the three months ended July 31, 2021 from $4 in the three months ended August 1, 2020.

Provision for income taxes for the three months ended July 31, 2021 was $1,298 as compared to $28 for the three months ended August 1, 2020. Our effective tax rate for the three months ended July 31, 2021 and August 1, 2020 was 183.3% and 0.2%, respectively. The effective tax rate for the three months ended July 31, 2021 differed from the U.S. statutory rate of 21% primarily due to the increase in deferred tax liabilities attributable to indefinite-lived goodwill and intangible assets and the impact of the valuation allowance established against additional deferred tax assets. See Note 9 “Income Taxes” to the condensed consolidated financial statements in this Quarterly Report for further information. The effective tax rate for the three months ended August 1, 2020 differed from the U.S. statutory rate of 21% primarily due to the impact of the valuation allowance established against our deferred tax assets partly offset by state and foreign taxes.

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

	Three Months Ended
	July 31,	August 1,
(in thousands)	2021	2020
Net Sales:
Vince Wholesale	$35,170	$17,159
Vince Direct-to-consumer	31,982	15,051
Rebecca Taylor and Parker	11,521	4,812
Total net sales	$78,673	$37,022

Income (loss) from operations:
Vince Wholesale	$9,441	$4,404
Vince Direct-to-consumer	6,126	(5,525)
Rebecca Taylor and Parker	(1,571)	(3,059)
Subtotal	13,996	(4,180)
Unallocated corporate	(11,361)	(9,828)
Total income (loss) from operations	$2,635	$(14,008)

Vince Wholesale

	Three Months Ended
(in thousands)	July 31, 2021	August 1, 2020	$ Change
Net sales	$35,170	$17,159	$18,011
Income from operations	9,441	4,404	5,037

Net sales from our Vince Wholesale segment increased $18,011, or 105.0%, to $35,170 in the three months ended July 31, 2021 from $17,159 in the three months ended August 1, 2020, primarily due to increased orders as the prior year reflected a reduction of order receipts as a result of the temporary closure of our wholesale partner’s doors due to COVID-19.

Income from operations from our Vince Wholesale segment increased $5,037, or 114.4%, to $9,441 in the three months ended July 31, 2021 from $4,404 in the three months ended August 1, 2020 primarily due to higher net sales as noted above and lower adjustments to inventory and accounts receivable reserves.

Vince Direct-to-consumer

	Three Months Ended
(in thousands)	July 31, 2021	August 1, 2020	$ Change
Net sales	$31,982	$15,051	$16,931
Income (loss) from operations	6,126	(5,525)	11,651

Net sales from our Vince Direct-to-consumer segment increased $16,931, or 112.5%, to $31,982 in the three months ended July 31, 2021 from $15,051 in the three months ended August 1, 2020. The increase in sales was primarily due to increased traffic as the prior year reflected the temporary store closures of our domestic and international retail locations due to COVID-19. Since August 1, 2020, five net stores have opened, bringing our total retail store count to 67 (consisting of 49 full price stores and 18 outlet stores) as of July 31, 2021, compared to 62 (consisting of 48 full price stores and 14 outlet stores) as of August 1, 2020.

Our Vince Direct-to-consumer segment had income from operations of $6,126 in the three months ended July 31, 2021 compared to a loss from operations of $5,525 in the three months ended August 1, 2020. The change was primarily driven by higher net sales as noted above, partly offset by an increase in SG&A expenses.

Rebecca Taylor and Parker

	Three Months Ended
(in thousands)	July 31, 2021	August 1, 2020	$ Change
Net sales	$11,521	$4,812	$6,709
Loss from operations	(1,571)	(3,059)	1,488

Net sales from our Rebecca Taylor and Parker segment increased $6,709, or 139.4%, to $11,521 in the three months ended July 31, 2021 from $4,812 in the three months ended August 1, 2020 primarily due to a $5,044 increase in wholesale sales and a $1,664 increase in the direct-to-consumer channels as the prior year reflected the temporary store closures of our domestic retail locations, including our wholesale partners.

Loss from operations from our Rebecca Taylor and Parker segment decreased $1,488, or 48.6%, to $1,571 in the three months ended July 31, 2021 from $3,059 in the three months ended August 1, 2020. The decrease was primarily driven by higher net sales, as noted above.

Six Months Ended July 31, 2021 Compared to Six Months Ended August 1, 2020

Net sales for the six months ended July 31, 2021 were $136,206, increasing $60,166, or 79.1%, versus $76,040 for the six months ended August 1, 2020.

Gross profit increased 107.4% to $60,861 for the six months ended July 31, 2021 from $29,340 in the six months ended August 1, 2020. As a percentage of sales, gross margin was 44.7%, compared with 38.6% in the six months ended August 1, 2020. The total gross margin rate increase was primarily driven by the following factors:

•

The favorable impact of year-over-year adjustments to inventory reserves contributed positively by approximately 400 basis points as the prior year reflected higher inventory reserves related to the risk associated with the impact of COVID-19; and

•

The favorable impact from lower promotional activity contributed positively by approximately 160 basis points as higher promotional activity as a result of COVID-19 in the direct-to-consumer channel in the prior year was partly offset by increased promotions in the off-price channel and Rebecca Taylor and Parker wholesale channels in the current year.

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

SG&A expenses for the six months ended July 31, 2021 were $65,327, decreasing $565, or 0.9%, versus $65,892 for the six months ended August 1, 2020. SG&A expenses as a percentage of sales were 48.0% and 86.7% for the six months ended July 31, 2021 and August 1, 2020, respectively. The change in SG&A expenses compared to the prior fiscal year period was primarily due to:

•

$4,237 of increased compensation and benefits, as lower expense in the prior year was primarily due to the actions taken in response to COVID-19, which included furloughing our retail store associates as well as a significant portion of our corporate associates, temporarily reducing retained employee salaries and reducing bonus expense;

•	$784 of increased banking and transaction fees as a result of increased sales; and
•	$589 of increased marketing and advertising costs, primarily due to investments in digital marketing.

The above increases were partially offset by:

•

$2,063 of decreased bad debt expense as higher expense in the prior year was related to the risk associated with our ability to collect outstanding receivables from our customers as a result of COVID-19;

•

$1,650 of decreased rent expense primarily due to rent abatements, rent deferrals, rent reductions and other concessions, resulting from the finalization of COVID-19 related negotiations with landlords during fiscal 2021; and

•	$1,630 of decreased consulting and other third-party costs primarily due to a reduction in strategic consulting costs.

Interest expense, net increased $1,758, or 85.9%, to $3,805 in the six months ended July 31, 2021 from $2,047 in the six months ended August 1, 2020 due to higher interest rates and composition of debt.

Other income, net in the six months ended August 1, 2020 was primarily attributable to a $2,320 benefit recorded from the re-measurement of the liability related to the Tax Receivable Agreement. See Note 12 “Related Party Transactions” to the condensed consolidated financial statements in this Quarterly Report for further information.

Provision for income taxes for the six months ended July 31, 2021 was $3,941 as compared to $70 for the six months ended August 1, 2020. Our effective tax rate for the six months ended July 31, 2021 and August 1, 2020 was 47.6% and 0.1%, respectively. The effective tax rate for the six months ended July 31, 2021 differed from the U.S. statutory rate of 21% primarily due to the increase in deferred tax liabilities attributable to indefinite-lived goodwill and intangible assets and the impact of the valuation allowance established against additional deferred tax assets. See Note 9 “Income Taxes” to the condensed consolidated financial statements in this Quarterly Report for further information. The effective tax rate for the six months ended August 1, 2020 differed from the U.S. statutory rate of 21% primarily due to the impact of the valuation allowance established against our deferred tax assets partly offset by state and foreign taxes.

Performance by Segment

	Six Months Ended
	July 31,	August 1,
(in thousands)	2021	2020
Net Sales:
Vince Wholesale	$61,969	$27,852
Vince Direct-to-consumer	55,914	33,136
Rebecca Taylor and Parker	18,323	15,052
Total net sales	$136,206	$76,040

Income (loss) from operations:
Vince Wholesale	$16,938	$3,813
Vince Direct-to-consumer	5,799	(22,384)
Rebecca Taylor and Parker	(4,834)	(9,198)
Subtotal	17,903	(27,769)
Unallocated corporate	(22,369)	(35,657)
Total loss from operations	$(4,466)	$(63,426)

Vince Wholesale

	Six Months Ended
(in thousands)	July 31, 2021	August 1, 2020	$ Change
Net sales	$61,969	$27,852	$34,117
Income from operations	16,938	3,813	13,125

Net sales from our Vince Wholesale segment increased $34,117, or 122.5%, to $61,969 in the six months ended July 31, 2021 from $27,852 in the six months ended August 1, 2020, primarily due to higher shipments as the prior year reflected the delay and cancellation of order receipts as a result of the temporary closure of our wholesale partner’s doors due to COVID-19.

Income from operations from our Vince Wholesale segment increased $13,125, to $16,938 in the six months ended July 31, 2021 from $3,813 in the six months ended August 1, 2020 primarily due to higher net sales as noted above and lower adjustments to inventory and accounts receivable reserves.

Vince Direct-to-consumer

	Six Months Ended
(in thousands)	July 31, 2021	August 1, 2020	$ Change
Net sales	$55,914	$33,136	$22,778
Income (loss) from operations	5,799	(22,384)	28,183

Net sales from our Vince Direct-to-consumer segment increased $22,778, or 68.7%, to $55,914 in the six months ended July 31, 2021 from $33,136 in the six months ended August 1, 2020. The increase in sales was primarily due to increased traffic as the prior year reflected the temporary store closures of our domestic and international retail locations due to COVID-19. Since August 1, 2020, five net stores have opened, bringing our total retail store count to 67 (consisting of 49 full price stores and 18 outlet stores) as of July 31, 2021, compared to 62 (consisting of 48 full price stores and 14 outlet stores) as of August 1, 2020.

Our Vince Direct-to-consumer segment had income from operations of $5,799 in the six months ended July 31, 2021 compared to a loss from operations of $22,384 in the six months ended August 1, 2020. The change was primarily driven by higher net sales as noted above, partly offset by increased SG&A expenses. Additionally, the loss from operations in the prior year included a non-cash impairment charge of $11,725 related to property and equipment and operating lease ROU assets.

Rebecca Taylor and Parker

	Six Months Ended
(in thousands)	July 31, 2021	August 1, 2020	$ Change
Net sales	$18,323	$15,052	$3,271
Loss from operations	(4,834)	(9,198)	4,364

Net sales from our Rebecca Taylor and Parker segment increased $3,271, or 21.7%, to $18,323 in the six months ended July 31, 2021 from $15,052 in the six months ended August 1, 2020 primarily due to a $2,421 increase in wholesale sales, primarily due to higher shipments as the prior year reflected temporary closure of our wholesale partner’s doors due to COVID-19, partly offset by our pause in the development of new product for the Parker brand, and an $849 increase in the direct-to-consumer channels primarily due to increased traffic as the prior year reflected the temporary store closures of our retail locations due to COVID-19, partly offset by reduced e-commerce traffic resulting from our strategic decisions to refresh the Rebecca Taylor brand.

Loss from operations from our Rebecca Taylor and Parker segment decreased $4,364, or 47.4%, to $4,834 in the six months ended July 31, 2021 from $9,198 in the six months ended August 1, 2020. The decrease was primarily driven by reduced SG&A expenses. Additionally, the loss from operations in the prior year included a non-cash impairment charge of $1,687 related to indefinite lived intangible assets, property and equipment and operating lease ROU assets.

Liquidity and Capital Resources

Our sources of liquidity are cash and cash equivalents, cash flows from operations, if any, borrowings available under the 2018 Revolving Credit Facility (as amended and restated) and our ability to access capital markets. Our primary cash needs are funding working capital requirements, meeting our debt service requirements, and capital expenditures for new stores and related leasehold improvements. The most significant components of our working capital are cash and cash equivalents, accounts receivable, inventories, accounts payable and other current liabilities. In light of the COVID-19 pandemic, we have taken various measures to improve our liquidity as described above (see “COVID-19” above). Based on these measures and our current expectations, we believe that our sources of liquidity will generate sufficient cash flows to meet our obligations during the next twelve months from the date these financial statements are issued.

Operating Activities

	Six Months Ended
(in thousands)	July 31, 2021	August 1, 2020
Operating activities
Net loss	$(12,212)	$(63,240)
Add (deduct) items not affecting operating cash flows:
Adjustment to Tax Receivable Agreement Liability	—	(2,320)
Impairment of goodwill and intangible assets	—	13,848
Impairment of long-lived assets	—	13,026
Depreciation and amortization	3,119	3,654
Provision for bad debt	(100)	2,001
Amortization of deferred financing costs	401	277
Deferred income taxes	3,872	102
Share-based compensation expense	889	1,066
Capitalized PIK Interest	1,257	—
Changes in assets and liabilities:
Receivables, net	821	20,067
Inventories	(6,101)	(25,740)
Prepaid expenses and other current assets	1,459	3,135
Accounts payable and accrued expenses	7,893	11,775
Other assets and liabilities	(1,588)	1,097
Net cash used in operating activities	$(290)	$(21,252)

Net cash used in operating activities during the six months ended July 31, 2021 was $290, which consisted of a net loss of $12,212, impacted by non-cash items of $9,438 and cash provided by working capital of $2,484. Net cash provided by working capital primarily resulted from a cash inflow in accounts payable and accrued expenses of $7,893 primarily due to the timing of payments to vendors, partly offset by a cash outflow in inventory of $6,101 primarily due to the timing of receipts.

Net cash used in operating activities during the six months ended August 1, 2020 was $21,252, which consisted of a net loss of $63,240, impacted by non-cash items of $31,654 and cash provided by working capital of $10,334. Net cash provided by working capital primarily resulted from a cash inflow of $20,067 in receivables, net primarily driven by timing of collections and a cash inflow of $11,775 in accounts payable and accrued expenses, primarily due to the timing of payments to vendors offset by a cash outflow in inventory of $25,740 primarily due to the timing of receipts.

Investing Activities

	Six Months Ended
(in thousands)	July 31, 2021	August 1, 2020
Investing activities
Payments for capital expenditures	$(1,919)	$(1,597)
Net cash used in investing activities	$(1,919)	$(1,597)

Net cash used in investing activities of $1,919 during the six months ended July 31, 2021 represents capital expenditures primarily related to retail store buildouts, including leasehold improvements and store fixtures, as well as the investment in our information technology systems.

Net cash used in investing activities of $1,597 during the six months ended August 1, 2020 represents capital expenditures primarily related to the investment in our retail store buildouts, including leasehold improvements and store fixtures.

Financing Activities

	Six Months Ended
(in thousands)	July 31, 2021	August 1, 2020
Financing activities
Proceeds from borrowings under the Revolving Credit Facilities	$137,739	$106,048
Repayment of borrowings under the Revolving Credit Facilities	(137,554)	(82,548)
Tax withholdings related to restricted stock vesting	(62)	(222)
Proceeds from stock option exercises, restricted stock vesting, and issuance of common stock under employee stock purchase plan	72	24
Financing fees	(288)	(225)
Net cash (used in) provided by financing activities	$(93)	$23,077

Net cash used in financing activities was $93 during the six months ended July 31, 2021, primarily consisting of financing fees of $288 partly offset by $185 of net proceeds from borrowings under the 2018 Revolving Credit Facility.

Net cash provided by financing activities was $23,077 during the six months ended August 1, 2020, primarily consisting of $23,500 of net proceeds from borrowings under our 2018 Revolving Credit Facility.

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

On September 7, 2021, Vince, LLC entered into a new $35,000 term loan credit facility as described in Note 13 “Subsequent Events” to the condensed consolidated financial statements in this Quarterly Report. All outstanding amounts under the 2018 Term Loan Facility were repaid in full and the 2018 Term Loan Facility was terminated.

As of July 31, 2021, the Company was in compliance with applicable covenants. Through July 31, 2021, on an inception to date basis, the Company had made repayments totaling $2,750 in the aggregate on the 2018 Term Loan Facility. As of July 31, 2021, the Company had $24,750 of debt outstanding under the 2018 Term Loan Facility.

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

On September 7, 2021, concurrently with the $35,000 term loan credit facility, Vince, LLC entered into an Amended and Restated Credit Agreement which, among other things, contains amendments to reflect the terms of the $35,000 term loan credit facility and extends the maturity of the 2018 Revolving Credit Facility to the earlier of June 8, 2026 and 91 days prior to the maturity of the $35,000 term loan credit facility. See Note 13 “Subsequent Events” to the condensed consolidated financial statements in this Quarterly Report for additional information.

As of July 31, 2021, the Company was in compliance with applicable covenants. As of July 31, 2021, $34,400 was available under the 2018 Revolving Credit Facility, net of the loan cap, and there were $40,584 of borrowings outstanding and $5,253 of letters of credit outstanding under the 2018 Revolving Credit Facility. The weighted average interest rate for borrowings outstanding under the 2018 Revolving Credit Facility as of July 31, 2021 was 3.8%.

Third Lien Credit Facility

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

SK Financial is an affiliate of Sun Capital, whose affiliates own approximately 71% of the Company’s common stock.  The Third Lien Credit Facility was reviewed and approved by the Special Committee of the Company’s Board of Directors, consisting solely of directors not affiliated with Sun Capital, which committee was represented by independent legal advisors.

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

On September 7, 2021, concurrently with the $35,000 term loan credit facility as well as the A&R Revolving Credit Facility Agreement, Vince, LLC entered into an amendment (the “Third Lien First Amendment”) to the Third Lien Credit Facility which amends its terms to extend its maturity to March 6, 2027, revises the interest rate to remove the tiered applicable margins so that the rate is now equal to the 90-day LIBOR rate, or an alternate applicable reference rate in the event LIBOR is no longer available, plus 9.0% at all times, and to reflect the applicable terms of the $35,000 term loan credit facility as well as the A&R Revolving Credit Facility Agreement. See Note 13 “Subsequent Events” to the condensed consolidated financial statements in this Quarterly Report for additional information.

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

A summary of our critical accounting policies is included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2020 Annual Report on Form 10-K. As of July 31, 2021, there have been no material changes to the critical accounting policies contained therein.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of July 31, 2021.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting as described below.

As a result of the material weakness identified, we performed additional analysis, substantive testing and other post-closing procedures intended to ensure that our condensed consolidated financial statements were prepared in accordance with U.S. GAAP. Accordingly, management believes that the condensed consolidated financial statements and related notes thereto included in this Quarterly Report on Form 10-Q fairly state, in all material respects, the Company’s financial condition, results of operations and cash flows for the periods presented.

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

Changes in Internal Control over Financial Reporting

Although we have experienced varying degrees of business disruptions related to the COVID-19 pandemic, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended July 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As the COVID-19 pandemic evolves, we will continue to monitor and assess any potential impacts COVID-19 may have on the design and operating effectiveness of our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On September 7, 2018, a complaint was filed in the United States District Court for the Eastern District of New York by certain stockholders (collectively, the “Plaintiff”), naming us as well as David Stefko, our Chief Financial Officer, one of our directors, certain of our former officers and directors, and Sun Capital and certain of its affiliates, as defendants. The complaint generally alleges that we and the named parties made false and/or misleading statements and/or failed to disclose matters relating to the transition of our ERP systems from Kellwood. The complaint brings causes of action for violations of Section 10(b) of the Exchange Act, as amended and Rule 10b-5 promulgated under the Exchange Act against us and the named parties and for violations of Section 20(a) of the

Exchange Act against the individual parties, Sun Capital Partners, Inc. and its affiliates.  The complaint sought unspecified monetary damages and unspecified costs and fees. On January 28, 2019, in response to our motion to dismiss the original complaint, the Plaintiff filed an amended complaint, naming the same defendants as parties and asserting the same causes of action as those stated in the original complaint. On October 4, 2019, an individual stockholder filed a complaint marked as a related suit to the amended complaint, containing substantially identical allegations and claims against the same defendant parties. On September 9, 2020, the two complaints were dismissed in their entirety and the Plaintiff’s request for leave to replead was denied. On October 6, 2020, the Plaintiff filed notices of appeal. On July 6, 2021, the appeals were voluntarily dismissed.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Term Loan Credit Facility

On September 7, 2021, Vince, LLC (“Vince”), a wholly-owned subsidiary of Vince Holding Corp. (the “Company”), entered into a new term loan credit facility as described below.  All outstanding amounts under Vince’s prior senior secured term loan facility with Crystal Financial LLC as administrative agent and collateral agent, and the other lenders from time to time party thereto were repaid in full and such credit facility was terminated.

Vince entered into a new $35 million senior secured term loan credit facility (the “Term Loan Credit Facility”) pursuant to a Credit Agreement (the “Term Loan Credit Agreement”) by and among Vince, as the borrower, the guarantors named therein, PLC Agent, LLC (“Pathlight”), as administrative agent and collateral agent, and the other lenders from time to time party thereto.  The Company and Vince Intermediate Holding, LLC are guarantors under the Term Loan Credit Facility. The Term Loan Credit Facility matures on the earlier of September 7, 2026 and 91 days after the maturity date of the Revolving Credit Facility (as defined below).

The Term Loan Credit Facility is subject to quarterly amortization of $875,000 commencing on July 1, 2022, with the balance payable at final maturity. Interest is payable on loans under the Term Loan Credit Facility at a rate equal to the 90-day LIBOR rate, or an alternate applicable reference rate in the event LIBOR is no longer available, subject, in either case, to a 1.0% floor, plus 7.0%. During the continuance of certain specified events of default, interest will accrue on the overdue amount of any loan at a rate of 2.0% in excess of the rate otherwise applicable to such amount. In addition, the Term Loan Credit Agreement requires mandatory prepayments upon the occurrence of certain events, including but not limited to, an Excess Cash Flow payment (as defined in the Term Loan Credit Agreement), subject to reductions for voluntary prepayments made during such fiscal year, commencing with the fiscal year ending January 28, 2023.

The Term Loan Credit Facility contains a requirement that Vince will maintain an availability under its Revolving Credit Facility of the greater of 10% of the commitments thereunder or $9.5 million. The Term Loan Credit Facility does not permit dividends prior to April 30, 2022, or an earlier date designated by Vince (the period until such date, the “Accommodation Period”) and thereafter permits them to the extent that no default or event of default is continuing or would result from a contemplated dividend, so long as after giving pro forma effect to the contemplated dividend subtracting any accounts payable amounts that are or are projected to be past due for the following six months, excess availability for such six month period will be at least the greater of 25.0% of the aggregate lending commitments and $15 million.  In addition, the Term Loan Credit Facility contains customary representations and warranties, other covenants, and events of default, including but not limited to, limitations on the incurrence of additional indebtedness, liens, burdensome agreements, guarantees, investments, loans, asset sales, mergers, acquisitions, prepayment of other debt, the repurchase of capital stock, transactions with affiliates, and the ability to change the nature of its business or its fiscal year, and distributions and dividends. Furthermore, the Term Loan Credit Facility is subject to a Borrowing Base (as defined in the Term Loan Credit Agreement) which can, under certain conditions result in the imposition of a reserve under the Revolving Credit Facility.

All obligations under the Term Loan Credit Facility are guaranteed by Vince Intermediate Holding, LLC (“Vince Intermediate”) and the Company and any future material domestic restricted subsidiaries of Vince and secured by a lien on substantially all of the assets of the Company, Vince and Vince Intermediate and any future material domestic restricted subsidiaries.

The foregoing is only a summary of the material terms of the Term Loan Credit Facility and does not purport to be complete and is qualified in its entirety by reference to the Term Loan Credit Agreement, a copy of which is filed with the Securities and Exchange Commission as Exhibit 10.1 to this Quarterly Report and incorporated herein by reference.

Amended and Restated Revolving Credit Facility

Concurrently with the Term Loan Credit Facility, Vince entered into an Amended and Restated Credit Agreement (the “A&R Revolving Credit Facility Agreement”), by and among Vince, as the borrower, the guarantors named therein, Citizens Bank, N.A., as administrative agent and collateral agent, and the other lenders from time to time party thereto, with respect to its revolving credit facility (the “Revolving Credit Facility”), which contains amendments to reflect the terms of the Term Loan Credit Facility and extends the maturity of the facility to the earlier of June 8, 2026 and 91 days prior to the maturity of the Term Loan Credit Facility.

In addition, the A&R Revolving Credit Facility Agreement, among others: (i) lowers all applicable margins by 0.75%; (ii) revises the end of  the Accommodation Period (as defined therein) to April 30, 2022 or an earlier date as elected by Vince; (iii) amends the borrowing base calculation to exclude Eligible Cash On Hand (as defined therein); (iv) revises threshold under the definition of the Cash Dominion Trigger Event to be the excess availability of the greater of (a) 12.5% of the loan cap and (b) $11 million; (v) deletes the financial covenant and replaces it with a requirement to maintain a minimum excess availability not to be less than the greater of (a) $9.5 million and (b) 10% of the commitments at any time; and (vi) revises certain representations and warranties as well as operational covenants.

The foregoing is only a summary of the material terms of the amended and restated Revolving Credit Facility and does not purport to be complete and is qualified in its entirety by reference to the Amended and Restated Revolving Credit Facility Agreement, a copy of which is filed with the Securities and Exchange Commission as Exhibit 10.2 to this Quarterly Report and incorporated herein by reference.

Third Lien First Amendment

Concurrently with the Term Loan Credit Facility as well as the A&R Revolving Credit Facility Agreement, Vince entered into an amendment (the “Third Lien First Amendment”) to a credit agreement, dated December 11, 2020, by and among Vince, as the borrower, SK Financial Services, LLC (“SK Financial”), as agent, and other lenders from time to time party thereto, with respect to its subordinated credit facility (the “Third Lien Credit Facility”).  The Third Lien First Amendment amends its terms to extend its maturity to March 6, 2027, revises the interest rate to remove the tiered applicable margins so that the rate is now equal to the 90-day LIBOR rate, or an alternate applicable reference rate in the event LIBOR is no longer available, plus 9.0% at all times, and to reflect the applicable terms of the Term Loan Credit Facility as well as the A&R Revolving Credit Facility Agreement.

SK Financial is an affiliate of Sun Capital Partners, Inc. (“Sun Capital”), whose affiliates own approximately 71% of the Company’s common stock. The Third Lien Credit Facility was previously reviewed and approved by the special committee of the Company’s board of directors (the “Board”), consisting solely of directors not affiliated with Sun Capital, which was represented by independent legal advisors.  The Third Lien First Amendment was reviewed and ratified by the audit committee of the Company’s board of directors, consisting solely of directors not affiliated with Sun Capital.

The foregoing is only a summary of the material terms of the Third Lien First Amendment and does not purport to be complete and is qualified in its entirety by reference to the Third Lien First Amendment, a copy of which is filed with the Securities and Exchange Commission as Exhibit 10.3 to this Quarterly Report and is incorporated herein by reference.

ITEM 6. EXHIBITS

10.1	Credit Agreement, dated as of September 7, 2021, by and among Vince, LLC as the borrower, the guarantors named therein, PLC Agent, LLC, as agent, and the other lenders from time to time party thereto

10.2

Amended and Restated Credit Agreement, dated as of September 7, 2021, by and among Vince, LLC as the borrower, the guarantors named therein, Citizens Bank, N.A., as agent, and the other lenders from time to time party thereto

10.3	First Amendment to Credit Agreement, dated as of September 7, 2021, by and among Vince, LLC as the borrower, SK Financial Services, LLC, as agent, and the other lenders from time to time party thereto

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation

101.PRE	Inline XBRL Taxonomy Extension Presentation

101.LAB	Inline XBRL Taxonomy Extension Labels

101.DEF	Inline XBRL Taxonomy Extension Definition

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date		Vince Holding Corp.

September 9, 2021	By:	/s/ David Stefko David Stefko Executive Vice President, Chief Financial Officer (as duly authorized officer, principal executive officer and principal financial officer)