Form 10-Q
period 2021-10-30
VINCE HOLDING CORP.
filed 2021-12-09
CIK 1579157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 30, 2021

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 30, 2021, the registrant had 11,958,874 shares of common stock, $0.01 par value per share, outstanding.

VINCE HOLDING CORP. AND SUBSIDIARIES

TABLE OF CONTENTS

			Page Number
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements:		4

	a)	Unaudited Condensed Consolidated Balance Sheets at October 30, 2021 and January 30, 2021	4

	b)	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended October 30, 2021 and October 31, 2020	5

	c)	Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the nine months ended October 30, 2021 and October 31, 2020	6

	d)	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended October 30, 2021 and October 31, 2020	8

	e)	Notes to Unaudited Condensed Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations		24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk		36

Item 4.	Controls and Procedures		36

PART II. OTHER INFORMATION			37

Item 1.	Legal Proceedings		37

Item 1A.	Risk Factors		38

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds		38

Item 3.	Defaults Upon Senior Securities		38

Item 4.	Mine Safety Disclosures		38

Item 5.	Other Information		38

Item 6.	Exhibits		39

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, and any statements incorporated by reference herein, contain forward-looking statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements are indicated by words or phrases such as “may,” “will,” “should,” “believe,” “expect,” “seek,” “anticipate,” “intend,” “estimate,” “plan,” “target,” “project,” “forecast,” “envision” and other similar phrases. Although we believe the assumptions and expectations reflected in these forward-looking statements are reasonable, these assumptions and expectations may not prove to be correct and we may not achieve the results or benefits anticipated. These forward-looking statements are not guarantees of actual results, and our actual results may differ materially from those suggested in the forward-looking statements. These forward-looking statements involve a number of risks and uncertainties, some of which are beyond our control, including, without limitation: the impact of the novel coronavirus (COVID-19) pandemic on our business, results of operations and liquidity; our ability to continue having the liquidity necessary to service our debt, meet contractual payment obligations, and fund our operations; further impairment of our goodwill and indefinite-lived intangible assets; general economic conditions; our ability to realize the benefits of our strategic initiatives; our ability to maintain our larger wholesale partners; the loss of certain of our wholesale partners; our ability to make lease payments when due; the execution and management of our retail store growth plans; the expected effects of the acquisition of the Acquired Businesses on the Company; our ability to successfully manage the transition of the new Chief Executive Officer; our ability to expand our product offerings into new product categories, including the ability to find suitable licensing partners; our ability to remediate the identified material weakness in our internal control over financial reporting; our ability to optimize our systems, processes and functions; our ability to mitigate system security risk issues, such as cyber or malware attacks, as well as other major system failures; our ability to comply with privacy-related obligations; our ability to comply with domestic and international laws, regulations and orders; our ability to anticipate and/or react to changes in customer demand and attract new customers, including in connection with making inventory commitments; our ability to remain competitive in the areas of merchandise quality, price, breadth of selection and customer service; our ability to keep a strong brand image; our ability to attract and retain key personnel; our ability to protect our trademarks in the U.S. and internationally; the execution and management of our international expansion, including our ability to promote our brand and merchandise outside the U.S. and find suitable partners in certain geographies; our current and future licensing arrangements; seasonal and quarterly variations in our revenue and income; our ability to ensure the proper operation of the distribution facilities by third-party logistics providers; the extent of our foreign sourcing; fluctuations in the price, availability and quality of raw materials; commodity, raw material and other cost increases; our reliance on independent manufacturers; other tax matters; and other factors as set forth from time to time in our Securities and Exchange Commission filings, including those described in this report on Form 10-Q and our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 30, 2021 (the “2020 Annual Report on Form 10-K”) under the heading “Item 1A—Risk Factors.” We intend these forward-looking statements to speak only as of the date of this Quarterly Report on Form 10-Q and do not undertake to update or revise them as more information becomes available, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data, unaudited)

	October 30,	January 30,
	2021	2021
Assets
Current assets:
Cash and cash equivalents	$1,605	$3,777
Trade receivables, net	32,283	31,878
Inventories, net	82,040	68,226
Prepaid expenses and other current assets	5,342	6,703
Total current assets	121,270	110,584
Property and equipment, net	18,141	17,741
Operating lease right-of-use assets, net	97,357	91,982
Intangible assets, net	75,999	76,491
Goodwill	31,973	31,973
Other assets	4,162	4,173
Total assets	$348,902	$332,944

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$46,676	$40,216
Accrued salaries and employee benefits	7,664	4,231
Other accrued expenses	15,649	15,688
Short-term lease liabilities	23,191	22,085
Current portion of long-term debt	1,750	—
Total current liabilities	94,930	82,220
Long-term debt	92,883	84,485
Long-term lease liabilities	98,839	97,144
Deferred income tax liability	3,344	1,688
Other liabilities	1,200	1,200

Commitments and contingencies (Note 8)

Stockholders' equity:
Common stock at $0.01 par value (100,000,000 shares authorized, 11,953,743 and 11,809,023 shares issued and outstanding at October 30, 2021 and January 30, 2021, respectively)	120	118
Additional paid-in capital	1,139,737	1,138,247
Accumulated deficit	(1,082,027)	(1,072,030)
Accumulated other comprehensive loss	(124)	(128)
Total stockholders' equity	57,706	66,207
Total liabilities and stockholders' equity	$348,902	$332,944

See notes to unaudited condensed consolidated financial statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except share and per share data, unaudited)

	Three Months Ended		Nine Months Ended
	October 30,	October 31,	October 30,	October 31,
	2021	2020	2021	2020
Net sales	$87,450	$69,022	$223,656	$145,062
Cost of products sold	45,317	37,368	120,662	84,068
Gross profit	42,133	31,654	102,994	60,994
Impairment of goodwill and intangible assets	—	—	—	13,848
Impairment of long-lived assets	—	—	—	13,026
Selling, general and administrative expenses	38,999	25,390	104,326	91,282
Income (loss) from operations	3,134	6,264	(1,332)	(57,162)
Interest expense, net	3,037	1,259	6,842	3,306
Other expense (income), net	—	(1)	—	(2,304)
Income (loss) before income taxes	97	5,006	(8,174)	(58,164)
(Benefit) provision for income taxes	(2,118)	43	1,823	113
Net income (loss)	$2,215	$4,963	$(9,997)	$(58,277)
Other comprehensive income (loss):
Foreign currency translation adjustments	(5)	2	4	(40)
Comprehensive income (loss)	$2,210	$4,965	$(9,993)	$(58,317)

Earnings (loss) per share:
Basic earnings (loss) per share	$0.19	$0.42	$(0.84)	$(4.96)
Diluted earnings (loss) per share	$0.18	$0.42	$(0.84)	$(4.96)
Weighted average shares outstanding:
Basic	11,935,371	11,796,860	11,882,147	11,758,327
Diluted	12,019,429	11,807,498	11,882,147	11,758,327

See notes to unaudited condensed consolidated financial statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts, unaudited)

	Common Stock
	Number of Shares Outstanding	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of January 30, 2021	11,809,023	$118	$1,138,247	$(1,072,030)	$(128)	$66,207
Comprehensive loss:
Net loss	—	—	—	(11,622)	—	(11,622)
Foreign currency translation adjustment	—	—	—	—	7	7
Share-based compensation expense	—	—	331	—	—	331
Restricted stock unit vestings	2,382	—	—	—	—	—
Tax withholdings related to restricted stock vesting	(985)	—	(8)	—	—	(8)
Issuance of common stock related to Employee Stock Purchase Plan ("ESPP")	4,832	—	49	—	—	49
Balance as of May 1, 2021	11,815,252	$118	$1,138,619	$(1,083,652)	$(121)	$54,964
Comprehensive loss:
Net loss	—	—	—	(590)	—	(590)
Foreign currency translation adjustment	—	—	—	—	2	2
Share-based compensation expense	—	—	558	—	—	558
Restricted stock unit vestings	110,025	1	(1)	—	—	—
Tax withholdings related to restricted stock vesting	(4,608)	—	(54)	—	—	(54)
Issuance of common stock related to ESPP	2,438	—	23	—	—	23
Balance as of July 31, 2021	11,923,107	$119	$1,139,145	$(1,084,242)	$(119)	$54,903
Comprehensive income:
Net income	—	—	—	2,215	—	2,215
Foreign currency translation adjustment	—	—	—	—	(5)	(5)
Share-based compensation expense	—	—	596	—	—	596
Restricted stock unit vestings	31,160	1	—	—	—	1
Tax withholdings related to restricted stock vesting	(524)	—	(4)	—	—	(4)
Balance as of October 30, 2021	11,953,743	$120	$1,139,737	$(1,082,027)	$(124)	$57,706

See notes to unaudited condensed consolidated financial statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts, unaudited)

	Common Stock
	Number of Shares Outstanding	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of February 1, 2020	11,680,593	$117	$1,137,147	$(1,006,381)	$(103)	$130,780
Comprehensive loss:
Net loss	—	—	—	(48,178)	—	(48,178)
Foreign currency translation adjustment	—	—	—	—	(41)	(41)
Share-based compensation expense	—	—	541	—	—	541
Restricted stock unit vestings	127,613	1	—	—	—	1
Tax withholdings related to restricted stock vesting	(38,524)	—	(205)	—	—	(205)
Balance as of May 2, 2020	11,769,682	$118	$1,137,483	$(1,054,559)	$(144)	$82,898
Comprehensive loss:
Net loss	—	—	—	(15,062)	—	(15,062)
Foreign currency translation adjustment	—	—	—	—	(1)	(1)
Share-based compensation expense	—	—	525	—	—	525
Restricted stock unit vestings	25,020	—	(1)	—	—	(1)
Tax withholdings related to restricted stock vesting	(3,135)	—	(17)	—	—	(17)
Issuance of common stock related to ESPP	4,257	—	24	—	—	24
Balance as of August 1, 2020	11,795,824	$118	$1,138,014	$(1,069,621)	$(145)	$68,366
Comprehensive income:
Net income	—	—	—	4,963	—	4,963
Foreign currency translation adjustment	—	—	—	—	2	2
Share-based compensation expense	—	—	(209)	—	—	(209)
Restricted stock unit vestings	1,644	—	—	—	—	—
Issuance of common stock related to ESPP	4,767	—	24	—	—	24
Balance as of October 31, 2020	11,802,235	$118	$1,137,829	$(1,064,658)	$(143)	$73,146

See notes to unaudited condensed consolidated financial statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands, unaudited)

	Nine Months Ended
	October 30, 2021	October 31, 2020
Operating activities
Net loss	$(9,997)	$(58,277)
Add (deduct) items not affecting operating cash flows:
Adjustment to Tax Receivable Agreement Liability	—	(2,320)
Impairment of goodwill and intangible assets	—	13,848
Impairment of long-lived assets	—	13,026
Depreciation and amortization	4,644	5,309
Provision for bad debt	(48)	2,328
Amortization of deferred financing costs	562	467
Deferred income taxes	1,656	102
Share-based compensation expense	1,485	857
Capitalized PIK Interest	1,721	—
Loss on debt extinguishment	1,501	—
Changes in assets and liabilities:
Receivables, net	(355)	5,470
Inventories	(13,810)	(22,171)
Prepaid expenses and other current assets	2,056	2,213
Accounts payable and accrued expenses	9,663	(1,289)
Other assets and liabilities	(3,326)	2,302
Net cash used in operating activities	(4,248)	(38,135)
Investing activities
Payments for capital expenditures	(4,124)	(2,560)
Net cash used in investing activities	(4,124)	(2,560)
Financing activities
Proceeds from borrowings under the Revolving Credit Facilities	234,445	180,088
Repayment of borrowings under the Revolving Credit Facilities	(236,397)	(138,837)
Repayment of borrowings under the Term Loan Facilities	(24,750)	—
Proceeds from borrowings under the Term Loan Facilities	35,000	—
Tax withholdings related to restricted stock vesting	(66)	(222)
Proceeds from stock option exercises, restricted stock vesting, and issuance of common stock under employee stock purchase plan	73	48
Financing fees	(2,151)	(226)
Net cash provided by financing activities	6,154	40,851
(Decrease) increase in cash, cash equivalents, and restricted cash	(2,218)	156
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	6	(20)
Cash, cash equivalents, and restricted cash, beginning of period	3,858	647
Cash and cash equivalents, and restricted cash, end of period	1,646	783
Less: restricted cash at end of period	41	79
Cash and cash equivalents per balance sheet at end of period	$1,605	$704

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$3,359	$2,128
Cash payments for income taxes, net of refunds	67	(130)
Supplemental Disclosures of Non-Cash Investing and Financing Activities
Capital expenditures in accounts payable and accrued liabilities	384	128
Deferred financing fees in accrued liabilities	150	300

See notes to unaudited condensed consolidated financial statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

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

On November 18, 2016, Kellwood Intermediate Holding, LLC and Kellwood Company entered into a Unit Purchase Agreement with Sino Acquisition, LLC (the “Kellwood Purchaser”) whereby the Kellwood Purchaser agreed to purchase all of the outstanding equity interests of Kellwood Company. Prior to the closing, Kellwood Intermediate Holding, LLC and Kellwood Company conducted a pre-closing reorganization pursuant to which certain assets of Kellwood Company were distributed to a newly formed subsidiary of Kellwood Intermediate Holding, LLC, St. Louis Transition, LLC (“St. Louis, LLC”). The transaction closed on December 21, 2016 (the “Kellwood Sale”).

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

The condensed consolidated financial statements include the Company’s accounts and the accounts of the Company’s wholly-owned subsidiaries as of October 30, 2021. All intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) and disclosures necessary for a fair statement. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or the fiscal year as a whole.

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

•

While we continued to serve our customers through our online e-commerce websites during the periods in which we were forced to shut down all of our domestic and international retail locations alongside other retailers, including our wholesale partners, the store closures resulted in a sharp decline in our revenue and ability to generate cash flows from operations.  We began reopening stores during May 2020 and nearly all of the Company’s stores have since reopened in a limited capacity in accordance with state and local regulations related to the COVID-19 pandemic.  Other than Hawaii and the United Kingdom which re-closed for a short period and subsequently re-opened based on the local stay-at-home order, we have not been impacted by any re-closure orders or regulations.

As a result of store closures and the decline in projected cash flows, the Company recognized a non-cash impairment charge related to property and equipment and operating lease ROU assets to adjust the carrying amounts of certain store locations to their estimated fair value. During fiscal 2020, the Company recorded an impairment of property and equipment and operating lease ROU assets of $4,470 and $8,556, respectively. The impairment charges were recorded within impairment of long-lived assets on the Consolidated Statements of Operations and Comprehensive Income (Loss). See “Note 1 – Description of Business and Summary of Significant Accounting Policies – (K) Impairment of Long-lived Assets” in the 2020 Annual Report on Form 10-K for additional information.

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

Revenue associated with gift cards is recognized upon redemption and unredeemed balances are considered a contract liability and recorded within other accrued expenses, which are subject to escheatment within the jurisdictions in which it operates. As of October 30, 2021 and January 30, 2021, the contract liability was $1,492 and $1,618, respectively. For the three and nine months ended October 30, 2021, the Company recognized $35 and $192, respectively, of revenue that was previously included in the contract liability as of January 30, 2021.

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

Note 2. Goodwill and Intangible Assets

Net goodwill balances and changes therein by segment were as follows:

(in thousands)	Vince Wholesale	Vince Direct-to-consumer	Rebecca Taylor and Parker	Total Net Goodwill
Balance as of January 30, 2021	$31,973	$—	$—	$31,973
Balance as of October 30, 2021	$31,973	$—	$—	$31,973

The total carrying amount of goodwill is net of accumulated impairments of $101,845.

During the first quarter of fiscal 2020, the Company determined that a triggering event had occurred as a result of changes to the Company’s long-term projections driven by the impacts of COVID-19.  The Company performed an interim quantitative impairment assessment of goodwill and intangible assets.

The Company determined the fair value of the Vince wholesale reportable segment using a combination of discounted cash flows and market comparisons. “Step one” of the assessment determined that the fair value was below the carrying amount by $9,462, and as a result the Company recorded a goodwill impairment charge of $9,462 within Impairment of goodwill and intangible assets on the condensed consolidated statements of operations and comprehensive income (loss) for the nine months ended October 31, 2020.  There were no impairment charges for the three and nine months ended October 30, 2021.

The following tables present a summary of identifiable intangible assets:

(in thousands)	Gross Amount	Accumulated Amortization	Accumulated Impairments	Net Book Value
Balance as of October 30, 2021
Amortizable intangible assets:
Customer relationships	$31,355	$(21,485)	$(6,115)	$3,755
Tradenames	13,100	(129)	(12,527)	444
Indefinite-lived intangible assets:
Tradenames	110,986	—	(39,186)	71,800
Total intangible assets	$155,441	$(21,614)	$(57,828)	$75,999

(in thousands)	Gross Amount	Accumulated Amortization	Accumulated Impairments	Net Book Value
Balance as of January 30, 2021
Amortizable intangible assets:
Customer relationships	$31,355	$(21,036)	$(6,115)	$4,204
Tradenames	13,100	(86)	(12,527)	487
Indefinite-lived intangible assets:
Tradenames	110,986	—	(39,186)	71,800
Total intangible assets	$155,441	$(21,122)	$(57,828)	$76,491

During the first quarter of fiscal 2020, the Company estimated the fair value of the Vince and Rebecca Taylor tradename indefinite-lived intangible assets using a discounted cash flow valuation analysis, which is based on the relief from royalty method and determined that the fair value of the Vince and Rebecca Taylor tradenames were below their carrying amounts. Accordingly, the Company recorded an impairment charge for the Vince and Rebecca Taylor tradename indefinite-lived intangible assets of $4,386, which was recorded within Impairment of goodwill and intangible assets on the condensed consolidated statements of operations and comprehensive income (loss) for the nine months ended October 31, 2020. There were no such impairment charges for the three and nine months ended October 30, 2021.

Amortization of identifiable intangible assets was $164 and $492 for the three and nine months ended October 30, 2021, respectively, and $164 and $492 for the three and nine months ended October 31, 2020, respectively. The estimated amortization expense for identifiable intangible assets is $655 for each fiscal year for the next five fiscal years.

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

The Company did not have any non-financial assets or non-financial liabilities recognized at fair value on a recurring basis at October 30, 2021 or January 30, 2021. At October 30, 2021 and January 30, 2021, the Company believes that the carrying values of cash and cash equivalents, receivables, and accounts payable approximate fair value, due to the short-term maturity of these instruments. The Company’s debt obligations with a carrying value of $95,916 as of October 30, 2021 are at variable interest rates. Borrowings under the Company’s 2018 Revolving Credit Facility (as amended and restated and as defined below) are recorded at carrying value, which approximates fair value due to the frequent nature of such borrowings and repayments. The Company considers this as a Level 2 input. The fair value of the Company’s Term Loan Credit Facility (as defined below) and the Third Lien Credit Facility (as defined below) was approximately $35,000 and $23,000, respectively, as of October 30, 2021 based upon estimated market value calculations that factor principal, time to maturity, interest rate, and current cost of debt. The Company considers this a Level 3 input.

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

Note 4. Long-Term Debt and Financing Arrangements

Long-term debt consisted of the following:

	October 30,	January 30,
(in thousands)	2021	2021
Long-term debt:
Term Loan Facilities	$35,000	$24,750
Revolving Credit Facilities	38,447	40,399
Third Lien Credit Facility	22,469	20,748
Total debt principal	95,916	85,897
Less: current portion of long-term debt	1,750	—
Less: deferred financing costs	1,283	1,412
Total long-term debt	$92,883	$84,485

Term Loan Credit Facility

On September 7, 2021, Vince, LLC entered into a new term loan credit facility as described below. The proceeds were used to repay in full all outstanding amounts under the 2018 Term Loan Facility and a portion of the borrowings outstanding under the 2018 Revolving Credit Facility. The 2018 Term Loan Facility was terminated.

Vince, LLC entered into a new $35,000 senior secured term loan credit facility (the “Term Loan Credit Facility”) pursuant to a Credit Agreement (the “Term Loan Credit Agreement”) by and among Vince, LLC, as the borrower, the guarantors named therein, PLC Agent, LLC (“Pathlight”), as administrative agent and collateral agent, and the other lenders from time to time party thereto. Vince Holding Corp. and Vince Intermediate Holding, LLC (“Vince Intermediate”) are guarantors under the Term Loan Credit

Facility.  The Term Loan Credit Facility matures on the earlier of September 7, 2026 and 91 days after the maturity date of the 2018 Revolving Credit Facility (as defined below).

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

The Term Loan Credit Facility contains a requirement that Vince, LLC will maintain an availability under its 2018 Revolving Credit Facility of the greater of 10% of the commitments thereunder or $9,500. The Term Loan Credit Facility does not permit dividends prior to April 30, 2022, or an earlier date designated by Vince, LLC (the period until such date, the “Accommodation Period”) and thereafter permits them to the extent that no default or event of default is continuing or would result from a contemplated dividend, so long as after giving pro forma effect to the contemplated dividend subtracting any accounts payable amounts that are or are projected to be past due for the following six months, excess availability for such six month period will be at least the greater of 25.0% of the aggregate lending commitments and $15,000.  In addition, the Term Loan Credit Facility contains customary representations and warranties, other covenants, and events of default, including but not limited to, limitations on the incurrence of additional indebtedness, liens, burdensome agreements, guarantees, investments, loans, asset sales, mergers, acquisitions, prepayment of other debt, the repurchase of capital stock, transactions with affiliates, and the ability to change the nature of its business or its fiscal year, and distributions and dividends. Furthermore, the Term Loan Credit Facility is subject to a Borrowing Base (as defined in the Term Loan Credit Agreement) which can, under certain conditions result in the imposition of a reserve under the 2018 Revolving Credit Facility.

All obligations under the Term Loan Credit Facility are guaranteed by Vince Intermediate  and the Company and any future material domestic restricted subsidiaries of Vince, LLC and secured by a lien on substantially all of the assets of the Company, Vince, LLC and Vince Intermediate and any future material domestic restricted subsidiaries.

Through October 30, 2021, on an inception to date basis, the Company had not made any repayments on the Term Loan Credit Facility.

Scheduled maturities of the Term Loan Credit Facility are as follows:

Term Loan Credit
(in thousands)	Facility Maturity
Fiscal 2021	$—
Fiscal 2022	2,625
Fiscal 2023	3,500
Fiscal 2024	3,500
Fiscal 2025	3,500
Fiscal 2026	21,875
Total	$35,000

2018 Term Loan Facility

On August 21, 2018, Vince, LLC entered into a $27,500 senior secured term loan facility (the “2018 Term Loan Facility”) pursuant to a credit agreement by and among Vince, LLC, as the borrower, VHC and Vince Intermediate, a direct subsidiary of VHC and the direct parent company of Vince, LLC, as guarantors, Crystal Financial, LLC, as administrative agent and collateral agent, and the other lenders from time to time party thereto. The 2018 Term Loan Facility was subject to quarterly amortization of principal equal to 2.5% of the original aggregate principal amount of the 2018 Term Loan Facility, as amended from time to time, with the balance payable at final maturity. The 2018 Term Loan Facility would have matured on the earlier of August 21, 2023 and the maturity date of the 2018 Revolving Credit Facility (as defined below).

On September 7, 2021, Vince, LLC entered into the Term Loan Credit Facility as described above.  All outstanding amounts of $25,960, including interest and a prepayment penalty of $743 (which is included within financing fees on the Condensed Consolidated Statements of Cash Flows), under the 2018 Term Loan Facility were repaid in full and the 2018 Term Loan Facility was terminated. Additionally, the Company recorded expense of $758 related to the write-off of the remaining deferred financing costs.

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

The 2018 Revolving Credit Facility contains a requirement that, at any point when Excess Availability (as defined in the credit agreement for the 2018 Revolving Credit Facility) is less than 10.0% of the loan cap and continuing until Excess Availability exceeds the greater of such amounts for 30 consecutive days, Vince, LLC must maintain during that time a Consolidated Fixed Charge Coverage Ratio (as defined in the credit agreement for the 2018 Revolving Credit Facility) equal to or greater than 1.0 to 1.0 measured as of the last day of each fiscal month during such period.

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

On November 1, 2019, Vince, LLC entered into the First Amendment (the “First Revolver Amendment”) to the 2018 Revolving Credit Facility, which provided the borrower the ability to elect the Daily LIBOR Rate in lieu of the Base Rate to be applied to the borrowings upon applicable notice. The “Daily LIBOR Rate” means a rate equal to the Adjusted LIBOR Rate in effect on such day for deposits for a one day period, provided that, upon notice and not more than once every 90 days, such rate may be substituted for a one week or one month period for the Adjusted LIBOR Rate for a one day period.

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

On June 8, 2020, Vince, LLC entered into the Third Amendment (the “Third Revolver Amendment”) to the 2018 Revolving Credit Facility. The Third Revolver Amendment, among others, increased availability under the facility’s borrowing base by (i) temporarily increasing the aggregate commitments under the 2018 Revolving Credit Facility to $110,000 through November 30, 2020 (such period, the “Third Amendment Accommodation Period”) (ii) temporarily revising the eligibility of certain account debtors during the Third Amendment Accommodation Period by extending by 30 days the period during which those accounts may remain outstanding past due as well as increasing the concentration limits of certain account debtors and (iii) for any fiscal four quarter period ending prior to or on October 30, 2021, increasing the cap on certain items eligible to be added back to Consolidated EBITDA to 27.5% from 22.5%.

The Third Revolver Amendment also (a) waived events of default; (b) temporarily increased the applicable margin on all borrowings of revolving loans by 0.75% per annum during the Third Amendment Accommodation Period and increased the LIBOR floor from 0% to 1.0%; (c) eliminated Vince, LLC’s and any loan party’s ability to designate subsidiaries as unrestricted and to make certain payments, restricted payments and investments during the Third Amendment Extended Accommodation Period; (d) temporarily suspended the Fixed Charge Coverage Ratio covenant through the Third Amendment Extended Accommodation Period; (e) required Vince, LLC to maintain a Fixed Charge Coverage Ratio of 1.0 to 1.0 in the event the excess availability under the 2018 Revolving Credit Facility was less than (x) $10,000 between September 6, 2020 and January 9, 2021, (y) $12,500 between January 10, 2021 and January 31, 2021 and (z) $15,000 at all other times during the Third Amendment Extended Accommodation Period; (f)  imposed a requirement (y) to pay down the 2018 Revolving Credit Facility to the extent cash on hand exceeded $5,000 on the last day of each week and (z) that, after giving effect to any borrowing thereunder, Vince, LLC may have no more than $5,000 of cash on hand; (g) permitted Vince, LLC to incur up to $8,000 of additional secured debt (in addition to any interest accrued or paid in kind), to the extent subordinated to the 2018 Revolving Credit Facility on terms reasonably acceptable to Citizens; (h) established a method for imposing a successor reference rate if LIBOR should become unavailable, (i) extended the delivery periods for (x) annual financial statements for the fiscal year ended February 1, 2020 to June 15, 2020 and (y) quarterly financial statements for the fiscal quarters ended May 2, 2020 and August 1, 2020 to July 31, 2020 and October 29, 2020, respectively, and (j) granted ongoing relief through September 30, 2020 with respect to certain covenants regarding the payment of lease obligations.

As a result of the Third Revolver Amendment, the Company incurred $376 of additional deferred financing costs. In accordance with ASC Topic 470, “Debt”, the Company accounted for this amendment as a debt modification and recorded the additional deferred financing costs as deferred debt issuance costs which will be amortized over the remaining term of the 2018 Revolving Credit Facility.

On December 11, 2020, Vince, LLC entered into the Fifth Amendment (the “Fifth Revolver Amendment”) to the 2018 Revolving Credit Facility. The Fifth Revolver Amendment, among other things, (i) extended the period from November 30, 2020 to July 31, 2021 (such period, “Accommodation Period”), during which the eligibility of certain account debtors was revised by extending by 30 days the time those accounts may remain outstanding past due as well as increasing the concentration limits of certain account debtors; (ii) extended the period through which the applicable margin on all borrowings of revolving loans by 0.75% per annum during such Accommodation Period; (iii) extended the period from October 30, 2021 to January 29, 2022, during which the cap on which certain items eligible to be added back to “Consolidated EBITDA” (as defined in the 2018 Revolving Credit Facility) was increased to 27.5% from 22.5%; (iv) extended the temporary suspension of the Consolidated Fixed Charge Coverage Ratio (“FCCR”) covenant through the delivery of a compliance certificate relating to the fiscal quarter ended January 29, 2022 (such period, the “Extended Accommodation Period”), other than the fiscal quarter ending January 29, 2022; (v) required Vince, LLC to maintain an FCCR of 1.0 to 1.0 in the event the excess availability under the 2018 Revolving Credit Facility was less than (x) $7,500 through the end of the Accommodation Period; and (y) $10,000 from August 1, 2020 through the end of the Extended Accommodation Period; (vi) permitted Vince, LLC to incur the debt under the Third Lien Credit Facility (as described below); (vii) revised the definition of “Cash Dominion Trigger Amount” to mean $15,000 through the end of the Extended Accommodation Period and at all other times thereafter, 12.5% of the loan cap and $5,000, whichever is greater; (viii) deemed the Cash Dominion Event (as defined in the credit agreement for the 2018 Revolving Credit Facility) as triggered during the Accommodation Period; and (ix) required an engagement by the Company of a financial advisor from February 1, 2021 until March 31, 2021 (or until the excess availability is greater than 25% of the loan cap for a period of at least thirty days, whichever is later) to assist in the preparation of certain financial reports, including the review of the weekly cashflow reports and other items. As of April 2021, the requirement to engage a financial advisor had been satisfied.

As a result of the Fifth Revolver Amendment, the Company incurred $204 of additional deferred financing costs. In accordance with ASC Topic 470, “Debt”, the Company accounted for this amendment as a debt modification and recorded the additional deferred financing costs as deferred debt issuance costs which will be amortized over the remaining term of the 2018 Revolving Credit Facility.

On September 7, 2021, concurrently with the Term Loan Credit Facility, Vince, LLC entered into an Amended and Restated Credit Agreement (the “A&R Revolving Credit Facility Agreement”) which, among other things, contains amendments to reflect the terms of the Term Loan Credit Facility and extends the maturity of the 2018 Revolving Credit Facility to the earlier of June 8, 2026 and 91 days prior to the maturity of the Term Loan Credit Facility.

In addition, the A&R Revolving Credit Facility Agreement, among others: (i) lowers all applicable margins by 0.75%; (ii) revises the end of  the Accommodation Period (as defined therein) to April 30, 2022 or an earlier date as elected by Vince, LLC; (iii) amends the borrowing base calculation to exclude Eligible Cash On Hand (as defined therein); (iv) revises the threshold under the definition of the Cash Dominion Trigger Event to be the excess availability of the greater of (a) 12.5% of the loan cap and (b) $11,000; (v) deletes the financial covenant and replaces it with a requirement to maintain a minimum excess availability not to be less than the greater of (a) $9,500 and (b) 10% of the commitments at any time; and (vi) revises certain representations and warranties as well as operational covenants.

As of October 30, 2021, the Company was in compliance with applicable covenants. As of October 30, 2021, $49,110 was available under the 2018 Revolving Credit Facility, net of the loan cap, and there were $38,447 of borrowings outstanding and $5,345 of letters of credit outstanding under the 2018 Revolving Credit Facility. The weighted average interest rate for borrowings outstanding under the 2018 Revolving Credit Facility as of October 30, 2021 was 1.8%.

Third Lien Credit Facility

On December 11, 2020, Vince, LLC entered into a $20,000 subordinated term loan credit facility (the “Third Lien Credit Facility”) pursuant to a credit agreement (the “Third Lien Credit Agreement”), dated December 11, 2020, by and among Vince, LLC, as the borrower, VHC and Vince Intermediate, as guarantors, and SK Financial Services, LLC (“SK Financial”), as administrative agent and collateral agent, and other lenders from time to time party thereto.

SK Financial is an affiliate of Sun Capital, whose affiliates own approximately 71% of the Company’s common stock.  The Third Lien Credit Facility was reviewed and approved by the Special Committee of the Company’s Board of Directors, consisting solely of directors not affiliated with Sun Capital, which committee was represented by independent legal advisors.

Interest on loans under the Third Lien Credit Facility is payable in kind at a rate equal to the LIBOR rate (subject to a floor of 1.0%) plus applicable margins subject to a pricing grid based on minimum Consolidated EBITDA (as defined in the Third Lien Credit Agreement).  During the continuance of certain specified events of default, interest may accrue on the loans under the Third Lien Credit Facility at a rate of 2.0% in excess of the rate otherwise applicable to such amount. The Third Lien Credit Facility contained representations, covenants and conditions that were substantially similar to those under the 2018 Term Loan Facility, except the Third Lien Credit Facility does not contain any financial covenant.

The Company incurred $485 in deferred financing costs associated with the Third Lien Credit Facility of which a $400 closing fee is payable in kind and was added to the principal balance. These deferred financing costs are recorded as deferred debt issuance costs which will be amortized over the remaining term of the Third Lien Credit Facility.

All obligations under the Third Lien Credit Facility are guaranteed by the Company, Vince Intermediate and the Company’s existing material domestic restricted subsidiaries as well as any future material domestic restricted subsidiaries and were secured on a junior basis relative to the 2018 Revolving Credit Facility and the 2018 Term Loan Facility by a lien on substantially all of the assets of the Company, Vince Intermediate, Vince, LLC and the Company’s existing material domestic restricted subsidiaries as well as any future material domestic restricted subsidiaries.

The proceeds were received on December 11, 2020 and were used to repay a portion of the borrowings outstanding under the 2018 Revolving Credit Facility.

On September 7, 2021, concurrently with the Term Loan Credit Facility as well as the A&R Revolving Credit Facility Agreement, Vince, LLC entered into an amendment (the “Third Lien First Amendment”) to the Third Lien Credit Facility which amends its terms to extend its maturity to March 6, 2027, revises the interest rate to remove the tiered applicable margins so that the rate is now equal to the 90-day LIBOR rate, or an alternate applicable reference rate in the event LIBOR is no longer available, plus 9.0% at all times, and to reflect the applicable terms of the Term Loan Credit Facility as well as the A&R Revolving Credit Facility Agreement.

Note 5. Inventory

Inventories consisted of finished goods. As of October 30, 2021 and January 30, 2021, finished goods, net of reserves were $82,040 and $68,226, respectively.

Note 6. Share-Based Compensation

Employee Stock Plans

Vince 2013 Incentive Plan

In connection with the IPO, the Company adopted the Vince 2013 Incentive Plan, which provides for grants of stock options, stock appreciation rights, restricted stock and other stock-based awards. In May 2018, the Company filed a Registration Statement on Form S-8 to register an additional 660,000 shares of common stock available for issuance under the Vince 2013 Incentive Plan. Additionally, in September 2020, the Company filed a Registration Statement on Form S-8 to register an additional 1,000,000 shares of common stock available for issuance under the Vince 2013 Incentive Plan. The aggregate number of shares of common stock which may be issued or used for reference purposes under the Vince 2013 Incentive Plan or with respect to which awards may be granted may not exceed 1,000,000 shares. The shares available for issuance under the Vince 2013 Incentive Plan may be, in whole or in part, either authorized and unissued shares of the Company’s common stock or shares of common stock held in or acquired for the Company’s treasury. In general, if awards under the Vince 2013 Incentive Plan are cancelled for any reason, or expire or terminate unexercised, the shares covered by such award may again be available for the grant of awards under the Vince 2013 Incentive Plan. As of October 30, 2021, there were 1,062,079 shares under the Vince 2013 Incentive Plan available for future grants. Options granted pursuant to the Vince 2013 Incentive Plan typically vest in equal installments over four years, subject to the employees’ continued employment and expire on the earlier of the tenth anniversary of the grant date or upon termination as outlined in the Vince 2013 Incentive Plan. Restricted stock units (“RSUs”) granted typically vest in equal installments over a three-year period or vest in equal installments over four years, subject to the employees’ continued employment.

Employee Stock Purchase Plan

The Company maintains an employee stock purchase plan (“ESPP”) for its employees. Under the ESPP, all eligible employees may contribute up to 10% of their base compensation, up to a maximum contribution of $10 per year. The purchase price of the stock is 90% of the fair market value, with purchases executed on a quarterly basis. The plan is defined as compensatory, and accordingly, a charge for compensation expense is recorded to selling, general and administrative (“SG&A”) expense for the difference between the fair market value and the discounted purchase price of the Company’s Stock. During the nine months ended October 30, 2021, 7,270 shares of common stock were issued under the ESPP. During the nine months ended October 31, 2020, 9,024 shares of common stock were issued under the ESPP. As of October 30, 2021, there were 74,841 shares available for future issuance under the ESPP.

Stock Options

A summary of stock option activity for both employees and non-employees for the nine months ended October 30, 2021 is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 30, 2021	58	$38.77	4.7	$—
Granted	—	$—
Exercised	—	$—
Forfeited or expired	—	$—
Outstanding at October 30, 2021	58	$38.77	3.9	$—

Vested and exercisable at October 30, 2021	58	$38.77	3.9	$—

Restricted Stock Units

A summary of restricted stock unit activity for the nine months ended October 30, 2021 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested restricted stock units at January 30, 2021	369,621	$9.59
Granted	431,691	$10.83
Vested	(144,802)	$9.53
Forfeited	(43,315)	$10.45
Non-vested restricted stock units at October 30, 2021	613,195	$10.42

Share-Based Compensation Expense

The Company recognized share-based compensation expense of $596, including expense of $72 related to non-employees, during the three months ended October 30, 2021. The Company recognized a net reversal of share-based compensation expense of $(209) primarily due to forfeitures, including expense of $52 related to non-employees, during the three months ended October 31, 2020. The Company recognized share-based compensation expense of $1,485 and $857, including expense of $181 and $151, respectively, related to non-employees, during the nine months ended October 30, 2021 and October 31, 2020, respectively.

Note 7. Earnings (Loss) Per Share

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

The following is a reconciliation of weighted average basic shares to weighted average diluted shares outstanding:

	Three Months Ended		Nine Months Ended
	October 30,	October 31,	October 30,	October 31,
	2021	2020	2021	2020
Weighted-average shares—basic	11,935,371	11,796,860	11,882,147	11,758,327
Effect of dilutive equity securities	84,058	10,638	—	—
Weighted-average shares—diluted	12,019,429	11,807,498	11,882,147	11,758,327

For the three months ended October 30, 2021 and October 31, 2020, 484,050 and 296,483, respectively, weighted average shares of share-based compensation were excluded from the computation of weighted average shares for diluted earnings per share, as their effect would have been anti-dilutive.

Because the Company incurred a net loss for the nine months ended October 30, 2021 and October 31, 2020, weighted-average basic shares and weighted-average diluted shares outstanding are equal for the periods.

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

The benefit for income taxes was $2,118 for the three months ended October 30, 2021 and primarily reflects the impact of a decrease in the Company’s estimated effective tax rate for the full fiscal year. The provision for income taxes was $43 for the three months ended October 31, 2020.

The provision for income taxes was $1,823 for the nine months ended October 30, 2021 and primarily represents the non-cash deferred tax expense created by the current period amortization of indefinite-lived goodwill and intangible assets for tax but not for book purposes. A portion of these deferred tax liabilities cannot be used as a source to support the realization of certain deferred tax assets related to the Company’s net operating losses which results in tax expense to record these deferred tax liabilities. Additionally, the provision for income taxes for the nine months ended October 30, 2021 included a correction of an error of $882 related to the state tax impact of the non-cash deferred tax expense created by the amortization of indefinite-lived goodwill and intangible assets as previously recorded in the fourth quarter of fiscal 2020. The effective tax rate was 22.3% for the nine months ended October 30, 2021 and differs from the U.S. statutory rate primarily due to the increase in deferred tax liabilities attributable to indefinite-lived goodwill and intangible assets as described above and the impact of the valuation allowance established against additional deferred tax assets. The provision for income taxes was $113 and the effective tax rate was 0.2% for the nine months ended October 31, 2020. The Company’s effective tax rate differs from the U.S. statutory rate for the nine months ended October 31, 2020 primarily due to the impact of the valuation allowance established against our deferred tax assets partly offset by state and foreign taxes.

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

As a result of COVID-19, the Company did not initially make certain rent payments in fiscal 2020. The Company has recognized any rent payments not made within accounts payable in the accompanying condensed consolidated balance sheets and has continued to recognize rent expense in the condensed consolidated statements of operations and comprehensive income (loss). As a result of discussions with landlords and amendments to existing lease terms, the Company has since made rent payments for its leases. The Company considered the FASB’s recent guidance regarding lease modifications as a result of the effects of COVID-19 and elected to apply the temporary practical expedient to account for lease changes as variable rent unless an amendment results in a substantial change in the Company's lease obligations, which in those circumstances the Company accounted for such lease change as a lease modification. The impact of rent concessions recorded as either reductions in variable rent or lease modifications was $3,655 and $3,947 for the three and nine months ended October 31, 2020 to the condensed consolidated statement of operations. In addition to the benefits received from the rent concessions as a result of negotiations with landlords, the Company also recorded $549 and $992 for the three and nine months ended October 31, 2020 related to concessions for other occupancy costs such as common area maintenance, real estate taxes, and lease advertising charges.

Total lease cost is included in cost of sales and SG&A expense in the accompanying condensed consolidated statements of operations and comprehensive income (loss) and is recorded net of immaterial sublease income. Some leases have a non-cancelable lease term of less than one year and therefore, the Company has elected to exclude these short-term leases from our ROU asset and lease liabilities. Short term lease costs were immaterial for the nine months ended October 30, 2021 and October 31, 2020. The Company’s lease cost is comprised of the following:

	Three Months Ended		Nine Months Ended
	October 30,	October 31,	October 30,	October 31,
(in thousands)	2021	2020	2021	2020
Operating lease cost	$6,077	$5,258	$18,270	$18,112
Variable operating lease cost	810	(2,855)	(59)	(2,810)
Total lease cost	$6,887	$2,403	$18,211	$15,302

The operating lease cost above included a correction of an error of $501 benefit recorded within SG&A expenses in the nine months ended October 30, 2021 related to a lease amendment for a retail store location signed in April 2020. The amendment lowered the base rent for fiscal 2021 through fiscal 2023 which was not accounted for upon the signing of the agreement leading to an overstatement of the ROU asset related expenses and lease liability in the first quarter of fiscal 2020.

During the nine months ended October 31, 2020, the Company recorded right-of-use assets impairment of approximately $8,556. There was no such impairment for the three and nine months ended October 30, 2021.

As of October 30, 2021, the future maturity of lease liabilities are as follows:

October 30,
(in thousands)	2021
Fiscal 2021	$7,948
Fiscal 2022	28,868
Fiscal 2023	28,338
Fiscal 2024	25,218
Fiscal 2025	16,917
Thereafter	42,988
Total lease payments	150,277
Less: Imputed interest	(28,247)
Total operating lease liabilities	$122,030

The operating lease payments do not include any renewal options as such leases are not reasonably certain of being renewed as of October 30, 2021.

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

Summary information for the Company’s reportable segments is presented below.

(in thousands)	Vince Wholesale	Vince Direct-to-consumer	Rebecca Taylor and Parker	Unallocated Corporate	Total
Three Months Ended October 30, 2021
Net Sales (1)	$42,636	$35,722	$9,092	$—	$87,450
Income (loss) before income taxes	12,919	5,190	(3,121)	(14,891)	97

Three Months Ended October 31, 2020
Net Sales (2)	$38,746	$22,822	$7,454	$—	$69,022
Income (loss) before income taxes	16,027	(141)	(1,906)	(8,974)	5,006

Nine Months Ended October 30, 2021
Net Sales (1)	$104,605	$91,636	$27,415	$—	$223,656
Income (loss) before income taxes	29,857	10,989	(7,955)	(41,065)	(8,174)

Nine Months Ended October 31, 2020
Net Sales (2)	$66,598	$55,958	$22,506	$—	$145,062
Income (loss) before income taxes (3) (4) (5)	19,840	(22,526)	(11,121)	(44,357)	(58,164)

(in thousands)	Vince Wholesale	Vince Direct-to-consumer	Rebecca Taylor and Parker	Unallocated Corporate	Total
October 30, 2021
Total Assets	$73,062	$108,278	$39,253	$128,309	$348,902

January 30, 2021
Total Assets	$66,816	$104,784	$39,514	$121,830	$332,944

(1) Net sales for the Rebecca Taylor and Parker reportable segment for the three and nine months ended October 30, 2021 consisted of $5,171 and $17,316 through wholesale distribution channels and $3,921 and $10,099 through direct-to-consumer distribution channels, respectively.

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

(5) Unallocated Corporate includes a benefit from the re-measurement of the liability related to the Tax Receivable Agreement of $2,320 and non-cash impairment charges of $13,462, of which $9,462 is related to goodwill and $4,000 is related to the Vince tradename for the nine months ended October 31, 2020.

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

During the first quarter of fiscal 2020, the obligation under the Tax Receivable Agreement was adjusted as a result of changes in the levels of projected pre-tax income, primarily as a result of COVID-19. The adjustment resulted in a net decrease of $2,320 to the liability under the Tax Receivable Agreement with the corresponding adjustment accounted for within Other (income) expense, net on the condensed consolidated statements of operations and comprehensive income (loss) for the nine months ended October 31, 2020. As of October 30, 2021, the Company’s total obligation under the Tax Receivable Agreement was estimated to be $0 based on projected future pre-tax income.

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

During the three and nine months ended October 30, 2021 and October 31, 2020, the Company incurred expenses of $1 and $0 and $9 and $11, respectively, under the Sun Capital Consulting Agreement.

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

•

While we continued to serve our customers through our online e-commerce websites during the periods in which we were forced to shut down all of our domestic and international retail locations alongside other retailers, including our wholesale partners, the store closures resulted in a sharp decline in our revenue and ability to generate cash flows from operations.  We began reopening stores during May 2020 and nearly all of the Company’s stores have since reopened in a limited capacity in accordance with state and local regulations related to the COVID-19 pandemic. Other than Hawaii and the United Kingdom which re-closed for a short period and subsequently re-opened based on the local stay-at-home order, we have not been impacted by any re-closure orders or regulations.

As a result of store closures and the decline in projected cash flows, the Company recognized a non-cash impairment charge related to property and equipment and operating lease right-of-use (“ROU”) assets to adjust the carrying amounts of certain store locations to their estimated fair value. During the year ended January 30, 2021, the Company recorded an impairment of property and equipment and operating lease ROU assets of $4,470 and $8,556, respectively. The impairment charges were recorded within Impairment of long-lived assets on the Consolidated Statements of Operations and Comprehensive Income (Loss). See Note 1 “Description of Business and Summary of Significant Accounting Policies – (K) Impairment of Long-lived Assets” to the Consolidated Financial Statements in the 2020 Annual Report on Form 10-K for additional information.

The Company incurred a non-cash impairment charge of $13,848 on goodwill and intangible assets during fiscal 2020 as a result of the decline in long-term projections due to COVID-19.  See Note 3 “Goodwill and Intangible Assets” to the Consolidated Financial Statements in the 2020 Annual Report on Form 10-K for additional information;

•

We entered into a loan agreement with Sun Capital Partners, Inc. (“Sun Capital”) who own approximately 71% of the outstanding shares of the Company’s common stock (see Note 14 “Related Party Transactions” to the Consolidated Financial Statements in the 2020 Annual Report on Form 10-K for further discussion regarding our relationship with Sun Capital), as well as amendments to our 2018 Term Loan Facility and our 2018 Revolving Credit Facility to provide additional liquidity and amend certain financial covenants to allow increased operational flexibility.  See Note 5 “Long-Term Debt and Financing Arrangements” to the Consolidated Financial Statements in the 2020 Annual Report on Form 10-K for additional information;

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

Vince, established in 2002, is a leading global luxury apparel and accessories brand best known for creating elevated yet understated pieces for every day effortless style. Known for its range of luxury products, Vince offers women’s and men’s ready-to-wear, footwear and accessories through 51 full-price retail stores, 18 outlet stores, its e-commerce site, vince.com and through its subscription service Vince Unfold, vinceunfold.com, as well as through premium wholesale channels globally.

Rebecca Taylor, founded in 1996 in New York City, is a contemporary womenswear line lauded for its signature prints, romantic detailing and vintage inspired aesthetic, reimagined for a modern era. The Rebecca Taylor collection is available at seven full-price retail stores, seven outlet stores, through its e-commerce site at rebeccataylor.com and through its subscription service Rebecca Taylor RNTD at rebeccataylorrntd.com, as well as through major department and specialty stores worldwide.

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

As a result of the extensive temporary store closures due to the COVID-19 pandemic, comparable sales are not a meaningful metric for the three and nine months ended October 30, 2021 and October 31, 2020 and we have not included a discussion within our Results of Operations.

The following table presents, for the periods indicated, our operating results as a percentage of net sales, as well as earnings (loss) per share data:

	Three Months Ended				Nine Months Ended
	October 30, 2021		October 31, 2020		October 30, 2021		October 31, 2020
		% of Net		% of Net		% of Net		% of Net
	Amount	Sales	Amount	Sales	Amount	Sales	Amount	Sales
(in thousands, except per share data and percentages)
Statements of Operations:
Net sales	$87,450	100.0%	$69,022	100.0%	$223,656	100.0%	$145,062	100.0%
Cost of products sold	45,317	51.8%	37,368	54.1%	120,662	53.9%	84,068	58.0%
Gross profit	42,133	48.2%	31,654	45.9%	102,994	46.1%	60,994	42.0%
Impairment of goodwill and intangible assets	—	0.0%	—	0.0%	—	0.0%	13,848	9.5%
Impairment of long-lived assets	—	0.0%	—	0.0%	—	0.0%	13,026	9.0%
Selling, general and administrative expenses	38,999	44.6%	25,390	36.8%	104,326	46.6%	91,282	62.9%
Income (loss) from operations	3,134	3.6%	6,264	9.1%	(1,332)	(0.6)%	(57,162)	(39.4)%
Interest expense, net	3,037	3.5%	1,259	1.8%	6,842	3.1%	3,306	2.3%
Other expense (income), net	—	(0.0)%	(1)	0.0%	—	0.0%	(2,304)	(1.6)%
Income (loss) before income taxes	97	0.1%	5,006	7.3%	(8,174)	(3.7)%	(58,164)	(40.1)%
(Benefit) provision for income taxes	(2,118)	(2.4)%	43	0.1%	1,823	0.8%	113	0.1%
Net income (loss)	$2,215	2.5%	$4,963	7.2%	$(9,997)	(4.5)%	$(58,277)	(40.2)%
Earnings (loss) per share:
Basic earnings (loss) per share	$0.19		$0.42		$(0.84)		$(4.96)
Diluted earnings (loss) per share	$0.18		$0.42		$(0.84)		$(4.96)

Three Months Ended October 30, 2021 Compared to Three Months Ended October 31, 2020

Net sales for the three months ended October 30, 2021 were $87,450, increasing $18,428, or 26.7%, versus $69,022 for the three months ended October 31, 2020.

Gross profit increased 33.1% to $42,133 for the three months ended October 30, 2021 from $31,654 in the prior year third quarter. As a percentage of sales, gross margin was 48.2%, compared with 45.9% in the prior year third quarter. The total gross margin rate increase was primarily driven by the following factors:

•

The favorable impact from lower promotional activity contributed positively by approximately 430 basis points as higher promotional activity as a result of COVID-19 in the direct-to-consumer channel in the prior year was partly offset by increased promotions in the Rebecca Taylor and Parker wholesale channels in the current year;

•

The favorable impact of year-over-year adjustments to inventory reserves contributed positively by approximately 240 basis points as the prior year reflected higher inventory reserves related to the risk associated with the impact of COVID-19; and

•	The unfavorable impact of higher freight costs as a result of challenges in our supply chain driven by COVID-19 contributed negatively by approximately 480 basis points.

Selling, general and administrative (“SG&A”) expenses for the three months ended October 30, 2021 were $38,999, increasing $13,609, or 53.6%, versus $25,390 for the three months ended October 31, 2020. SG&A expenses as a percentage of sales were 44.6% and 36.8% for the three months ended October 30, 2021 and October 31, 2020, respectively. The change in SG&A expenses compared to the prior fiscal year period was primarily due to:

•

$4,924 of increased rent expense, primarily due to lower expense in the prior year which reflected the impact of rent abatements, rent deferrals, rent reductions and other concessions, resulting from negotiations with landlords in the prior year;

•

$4,878 of increased compensation and benefits, as lower expense in the prior year was primarily due to the actions taken in response to COVID-19, which included furloughing our retail store associates as well as a significant portion of our corporate associates, temporarily reducing retained employee salaries and reducing bonus expense;

•	$1,615 of increased marketing and advertising costs, primarily due to investments in digital marketing; and

•	$1,008 of increased consulting and other third-party costs as lower expense in the prior year was primarily due to our streamlined expense structure in response to COVID-19.

Interest expense, net increased $1,778, or 141.2%, to $3,037 in the three months ended October 30, 2021 from $1,259 in the three months ended October 31, 2020, primarily due to a $758 write-off of deferred financing costs and a $743 prepayment penalty, both associated with the termination of the 2018 Term Loan Facility during the three months ended October 30, 2021.

Other income, net increased $1 to $0 in the three months ended October 30, 2021 from $(1) in the three months ended October 31, 2020.

(Benefit) provision for income taxes for the three months ended October 30, 2021 was a benefit of $2,118 and primarily reflects the impact of a decrease in the Company’s estimated effective tax rate for the full fiscal year, as compared to a provision of $43 for the three months ended October 31, 2020. See Note 9 “Income Taxes” to the condensed consolidated financial statements in this Quarterly Report for further information.

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

	Three Months Ended
	October 30,	October 31,
(in thousands)	2021	2020
Net Sales:
Vince Wholesale	$42,636	$38,746
Vince Direct-to-consumer	35,722	22,822
Rebecca Taylor and Parker	9,092	7,454
Total net sales	$87,450	$69,022

Income (loss) from operations:
Vince Wholesale	$12,919	$16,027
Vince Direct-to-consumer	5,190	(141)
Rebecca Taylor and Parker	(3,121)	(1,907)
Subtotal	14,988	13,979
Unallocated corporate	(11,854)	(7,715)
Total income from operations	$3,134	$6,264

Vince Wholesale

	Three Months Ended
(in thousands)	October 30, 2021	October 31, 2020	$ Change
Net sales	$42,636	$38,746	$3,890
Income from operations	12,919	16,027	(3,108)

Net sales from our Vince Wholesale segment increased $3,890, or 10.0%, to $42,636 in the three months ended October 30, 2021 from $38,746 in the three months ended October 31, 2020, primarily due to higher off-price shipments partly offset by the timing of wholesale deliveries.

Income from operations from our Vince Wholesale segment decreased $3,108, or 19.4%, to $12,919 in the three months ended October 30, 2021 from $16,027 in the three months ended October 31, 2020, primarily due to higher freight costs as a result of challenges in our supply chain driven by COVID-19.

Vince Direct-to-consumer

	Three Months Ended
(in thousands)	October 30, 2021	October 31, 2020	$ Change
Net sales	$35,722	$22,822	$12,900
Income (loss) from operations	5,190	(141)	5,331

Net sales from our Vince Direct-to-consumer segment increased $12,900, or 56.5%, to $35,722 in the three months ended October 30, 2021 from $22,822 in the three months ended October 31, 2020. The increase in sales was primarily due to increased store traffic as the prior year reflected reduced store traffic due to COVID-19. Since October 31, 2020, seven net stores have opened, bringing our total retail store count to 69 (consisting of 51 full price stores and 18 outlet stores) as of October 30, 2021, compared to 62 (consisting of 48 full price stores and 14 outlet stores) as of October 31, 2020.

Our Vince Direct-to-consumer segment had income from operations of $5,190 in the three months ended October 30, 2021 compared to a loss from operations of $141 in the three months ended October 31, 2020. The change was primarily driven by higher net sales as noted above, partly offset by an increase in SG&A expenses.

Rebecca Taylor and Parker

	Three Months Ended
(in thousands)	October 30, 2021	October 31, 2020	$ Change
Net sales	$9,092	$7,454	$1,638
Loss from operations	(3,121)	(1,907)	(1,214)

Net sales from our Rebecca Taylor and Parker segment increased $1,638, or 22.0%, to $9,092 in the three months ended October 30, 2021 from $7,454 in the three months ended October 31, 2020, primarily due to a $323 increase in wholesale sales and a $1,315 increase in the direct-to-consumer channels primarily due to new stores as well as increased store traffic as the prior year reflected reduced store traffic due to COVID-19.

Loss from operations from our Rebecca Taylor and Parker segment increased $1,214, or 63.7%, to $3,121 in the three months ended October 30, 2021 from $1,907 in the three months ended October 31, 2020. The increase was primarily driven by higher SG&A expenses.

Nine Months Ended October 30, 2021 Compared to Nine Months Ended October 31, 2020

Net sales for the nine months ended October 30, 2021 were $223,656, increasing $78,594, or 54.2%, versus $145,062 for the nine months ended October 31, 2020.

Gross profit increased 68.9% to $102,994 for the nine months ended October 30, 2021 from $60,994 in the nine months ended October 31, 2020. As a percentage of sales, gross margin was 46.1%, compared with 42.0% in the nine months ended October 31, 2020. The total gross margin rate increase was primarily driven by the following factors:

•

The favorable impact of year-over-year adjustments to inventory reserves contributed positively by approximately 400 basis points as the prior year reflected higher inventory reserves related to the risk associated with the impact of COVID-19;

•

The favorable impact from lower promotional activity contributed positively by approximately 280 basis points as higher promotional activity as a result of COVID-19 in the direct-to-consumer channel in the prior year was partly offset by increased promotions in the Rebecca Taylor and Parker wholesale channels in the current year; and

•	The unfavorable impact of higher freight costs as a result of challenges in our supply chain driven by COVID-19 contributed negatively by approximately 320 basis points.

Impairment of goodwill and intangible assets for the nine months ended October 31, 2020 was $13,848 which includes impairment of $9,462 related to goodwill and $4,386 related to indefinite-lived tradenames.

Impairment of long-lived assets for the nine months ended October 31, 2020 was $13,026 which includes impairment of $4,470 related to property and equipment and $8,556 related to operating lease ROU assets.

SG&A expenses for the nine months ended October 30, 2021 were $104,326, increasing $13,044, or 14.3%, versus $91,282 for the nine months ended October 31, 2020. SG&A expenses as a percentage of sales were 46.6% and 62.9% for the nine months ended October 30, 2021 and October 31, 2020, respectively. The change in SG&A expenses compared to the prior fiscal year period was primarily due to:

•

$9,115 of increased compensation and benefits, as lower expense in the prior year was primarily due to the actions taken in response to COVID-19, which included furloughing our retail store associates as well as a significant portion of our corporate associates, temporarily reducing retained employee salaries and reducing bonus expense;

•

$3,274 of increased rent expense, primarily due to lower expense in the prior year which reflected the impact of rent abatements, rent deferrals, rent reductions and other concessions, resulting from negotiations with landlords in the prior year;

•	$2,204 of increased marketing and advertising costs, primarily due to investments in digital marketing;
•	$1,097 of increased banking and transaction fees as a result of increased sales; and
•	$972 of increased product development costs.

The above increases were partially offset by:

•

$2,376 of decreased bad debt expense as higher expense in the prior year was related to the risk associated with our ability to collect outstanding receivables from our customers as a result of COVID-19.

Interest expense, net increased $3,536, or 107.0%, to $6,842 in the nine months ended October 30, 2021 from $3,306 in the nine months ended October 31, 2020 primarily due to higher interest rates and composition of debt, as well as a $758 write-off of deferred financing costs and a $743 prepayment penalty, both associated with the termination of the 2018 Term Loan Facility during the nine months ended October 30, 2021.

Other income, net in the nine months ended October 31, 2020 was primarily attributable to a $2,320 benefit recorded from the re-measurement of the liability related to the Tax Receivable Agreement. See Note 12 “Related Party Transactions” to the condensed consolidated financial statements in this Quarterly Report for further information.

Provision for income taxes for the nine months ended October 30, 2021 was $1,823 as compared to $113 for the nine months ended October 31, 2020. Our effective tax rate for the nine months ended October 30, 2021 and October 31, 2020 was 22.3% and 0.2%, respectively. The effective tax rate for the nine months ended October 30, 2021 differed from the U.S. statutory rate of 21% primarily due to the increase in deferred tax liabilities attributable to indefinite-lived goodwill and intangible assets and the impact of the valuation allowance established against additional deferred tax assets. See Note 9 “Income Taxes” to the condensed consolidated financial statements in this Quarterly Report for further information. The effective tax rate for the nine months ended October 31, 2020 differed from the U.S. statutory rate of 21% primarily due to the impact of the valuation allowance established against our deferred tax assets partly offset by state and foreign taxes.

Performance by Segment

	Nine Months Ended
	October 30,	October 31,
(in thousands)	2021	2020
Net Sales:
Vince Wholesale	$104,605	$66,598
Vince Direct-to-consumer	91,636	55,958
Rebecca Taylor and Parker	27,415	22,506
Total net sales	$223,656	$145,062

Income (loss) from operations:
Vince Wholesale	$29,857	$19,840
Vince Direct-to-consumer	10,989	(22,526)
Rebecca Taylor and Parker	(7,955)	(11,105)
Subtotal	32,891	(13,791)
Unallocated corporate	(34,223)	(43,371)
Total loss from operations	$(1,332)	$(57,162)

Vince Wholesale

	Nine Months Ended
(in thousands)	October 30, 2021	October 31, 2020	$ Change
Net sales	$104,605	$66,598	$38,007
Income from operations	29,857	19,840	10,017

Net sales from our Vince Wholesale segment increased $38,007, or 57.1%, to $104,605 in the nine months ended October 30, 2021 from $66,598 in the nine months ended October 31, 2020, primarily due to higher shipments as the prior year reflected the delay and cancellation of order receipts as a result of the temporary closure of our wholesale partner’s doors due to COVID-19.

Income from operations from our Vince Wholesale segment increased $10,017, or 50.5%, to $29,857 in the nine months ended October 30, 2021 from $19,840 in the nine months ended October 31, 2020, primarily due to higher net sales as noted above and lower adjustments to inventory and accounts receivable reserves, partly offset by higher freight costs as a result of challenges in our supply chain driven by COVID-19.

Vince Direct-to-consumer

	Nine Months Ended
(in thousands)	October 30, 2021	October 31, 2020	$ Change
Net sales	$91,636	$55,958	$35,678
Income (loss) from operations	10,989	(22,526)	33,515

Net sales from our Vince Direct-to-consumer segment increased $35,678, or 63.8%, to $91,636 in the nine months ended October 30, 2021 from $55,958 in the nine months ended October 31, 2020. The increase in sales was primarily due to increased store traffic as the prior year reflected the temporary store closures of our domestic and international retail locations due to COVID-19. Since October 31, 2020, seven net stores have opened, bringing our total retail store count to 69 (consisting of 51 full price stores and 18 outlet stores) as of October 30, 2021, compared to 62 (consisting of 48 full price stores and 14 outlet stores) as of October 31, 2020.

Our Vince Direct-to-consumer segment had income from operations of $10,989 in the nine months ended October 30, 2021 compared to a loss from operations of $22,526 in the nine months ended October 31, 2020. The change was primarily driven by higher net sales as noted above, partly offset by increased SG&A expenses. Additionally, the loss from operations in the prior year included a non-cash impairment charge of $11,725 related to property and equipment and operating lease ROU assets.

Rebecca Taylor and Parker

	Nine Months Ended
(in thousands)	October 30, 2021	October 31, 2020	$ Change
Net sales	$27,415	$22,506	$4,909
Loss from operations	(7,955)	(11,105)	3,150

Net sales from our Rebecca Taylor and Parker segment increased $4,909, or 21.8%, to $27,415 in the nine months ended October 30, 2021 from $22,506 in the nine months ended October 31, 2020 primarily due to a $2,745 increase in wholesale sales, primarily due to higher shipments as the prior year reflected temporary closure of our wholesale partner’s doors due to COVID-19, partly offset by our pause in the development of new product for the Parker brand, and a $2,164 increase in the direct-to-consumer channels primarily due to increased store traffic as the prior year reflected the temporary store closures of our retail locations due to COVID-19, partly offset by reduced e-commerce traffic resulting from our strategic decisions to refresh the Rebecca Taylor brand.

Loss from operations from our Rebecca Taylor and Parker segment decreased $3,150, or 28.4%, to $7,955 in the nine months ended October 30, 2021 from $11,105 in the nine months ended October 31, 2020. The decrease was primarily driven by reduced SG&A expenses. Additionally, the loss from operations in the prior year included a non-cash impairment charge of $1,687 related to indefinite lived intangible assets, property and equipment and operating lease ROU assets.

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

Operating Activities

	Nine Months Ended
(in thousands)	October 30, 2021	October 31, 2020
Operating activities
Net loss	$(9,997)	$(58,277)
Add (deduct) items not affecting operating cash flows:
Adjustment to Tax Receivable Agreement Liability	—	(2,320)
Impairment of goodwill and intangible assets	—	13,848
Impairment of long-lived assets	—	13,026
Depreciation and amortization	4,644	5,309
Provision for bad debt	(48)	2,328
Amortization of deferred financing costs	562	467
Deferred income taxes	1,656	102
Share-based compensation expense	1,485	857
Capitalized PIK Interest	1,721	—
Loss on debt extinguishment	1,501	—
Changes in assets and liabilities:
Receivables, net	(355)	5,470
Inventories	(13,810)	(22,171)
Prepaid expenses and other current assets	2,056	2,213
Accounts payable and accrued expenses	9,663	(1,289)
Other assets and liabilities	(3,326)	2,302
Net cash used in operating activities	$(4,248)	$(38,135)

Net cash used in operating activities during the nine months ended October 30, 2021 was $4,248, which consisted of a net loss of $9,997, impacted by non-cash items of $11,521 and cash used in working capital of $5,772. Net cash used in working capital primarily resulted from a cash outflow in inventory of $13,810 primarily due to the timing of receipts partly offset by a cash inflow in accounts payable and accrued expenses of $9,663 primarily due to the timing of payments to vendors.

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

Investing Activities

	Nine Months Ended
(in thousands)	October 30, 2021	October 31, 2020
Investing activities
Payments for capital expenditures	$(4,124)	$(2,560)
Net cash used in investing activities	$(4,124)	$(2,560)

Net cash used in investing activities of $4,124 during the nine months ended October 30, 2021 represents capital expenditures primarily related to retail store buildouts, including leasehold improvements and store fixtures, as well as the investment in our information technology systems.

Net cash used in investing activities of $2,560 during the nine months ended October 31, 2020 represents capital expenditures primarily related to the investment in our retail store buildouts, including leasehold improvements and store fixtures.

Financing Activities

	Nine Months Ended
(in thousands)	October 30, 2021	October 31, 2020
Financing activities
Proceeds from borrowings under the Revolving Credit Facilities	$234,445	$180,088
Repayment of borrowings under the Revolving Credit Facilities	(236,397)	(138,837)
Repayment of borrowings under the Term Loan Facilities	(24,750)	—
Proceeds from borrowings under the Term Loan Facilities	35,000	—
Tax withholdings related to restricted stock vesting	(66)	(222)
Proceeds from stock option exercises, restricted stock vesting, and issuance of common stock under employee stock purchase plan	73	48
Financing fees	(2,151)	(226)
Net cash provided by financing activities	$6,154	$40,851

Net cash provided by financing activities was $6,154 during the nine months ended October 30, 2021, primarily consisting of $35,000 of proceeds received from the Term Loan Credit Facility, partly offset by the repayment of $24,750 of borrowings under the 2018 Term Loan Facility, financing fees of $2,151 (which includes a $743 prepayment penalty associated with the termination of the 2018 Term Loan Facility during the nine months ended October 30, 2021) and $1,952 net repayment of borrowings under the 2018 Revolving Credit Facility.

Net cash provided by financing activities was $40,851 during the nine months ended October 31, 2020, primarily consisting of $41,251 of net proceeds from borrowings under the 2018 Revolving Credit Facility.

Term Loan Credit Facility

On September 7, 2021, Vince, LLC entered into a new term loan credit facility as described below. The proceeds were used to repay in full all outstanding amounts under the 2018 Term Loan Facility and a portion of the borrowings outstanding under the 2018 Revolving Credit Facility. The 2018 Term Loan Facility was terminated.

Vince, LLC entered into a new $35,000 senior secured term loan credit facility (the “Term Loan Credit Facility”) pursuant to a Credit Agreement (the “Term Loan Credit Agreement”) by and among Vince, LLC, as the borrower, the guarantors named therein, PLC Agent, LLC (“Pathlight”), as administrative agent and collateral agent, and the other lenders from time to time party thereto. Vince Holding Corp. and Vince Intermediate Holding, LLC (“Vince Intermediate”) are guarantors under the Term Loan Credit Facility. The Term Loan Credit Facility matures on the earlier of September 7, 2026 and 91 days after the maturity date of the 2018 Revolving Credit Facility (as defined below).

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

The Term Loan Credit Facility contains a requirement that Vince, LLC will maintain an availability under its 2018 Revolving Credit Facility of the greater of 10% of the commitments thereunder or $9,500. The Term Loan Credit Facility does not permit dividends prior to April 30, 2022, or an earlier date designated by Vince, LLC (the period until such date, the “Accommodation Period”) and thereafter permits them to the extent that no default or event of default is continuing or would result from a contemplated dividend, so long as after giving pro forma effect to the contemplated dividend subtracting any accounts payable amounts that are or are projected to be past due for the following six months, excess availability for such six month period will be at least the greater of 25.0% of the aggregate lending commitments and $15,000.  In addition, the Term Loan Credit Facility contains customary representations and warranties, other covenants, and events of default, including but not limited to, limitations on the incurrence of additional indebtedness, liens, burdensome agreements, guarantees, investments, loans, asset sales, mergers, acquisitions, prepayment of other debt, the repurchase of capital stock, transactions with affiliates, and the ability to change the nature of its business or its fiscal year, and distributions and dividends. Furthermore, the Term Loan Credit Facility is subject to a Borrowing Base (as defined in the Term Loan Credit Agreement) which can, under certain conditions result in the imposition of a reserve under the 2018 Revolving Credit Facility.

All obligations under the Term Loan Credit Facility are guaranteed by Vince Intermediate and the Company and any future material domestic restricted subsidiaries of Vince, LLC and secured by a lien on substantially all of the assets of the Company, Vince, LLC and Vince Intermediate and any future material domestic restricted subsidiaries.

Through October 30, 2021, on an inception to date basis, the Company had not made any repayments on the Term Loan Credit Facility.

2018 Term Loan Facility

On August 21, 2018, Vince, LLC entered into a $27,500 senior secured term loan facility (the “2018 Term Loan Facility”) pursuant to a credit agreement by and among Vince, LLC, as the borrower, VHC and Vince Intermediate, a direct subsidiary of VHC and the direct parent company of Vince, LLC, as guarantors, Crystal Financial, LLC, as administrative agent and collateral agent, and the other lenders from time to time party thereto. The 2018 Term Loan Facility was subject to quarterly amortization of principal equal to 2.5% of the original aggregate principal amount of the 2018 Term Loan Facility, as amended from time to time, with the balance payable at final maturity. The 2018 Term Loan Facility would have matured on the earlier of August 21, 2023 and the maturity date of the 2018 Revolving Credit Facility (as defined below).

On September 7, 2021, Vince, LLC entered into the Term Loan Credit Facility as described above. All outstanding amounts of $25,960, including interest and a prepayment penalty of $743 (which is included within financing fees on the Condensed Consolidated Statements of Cash Flows), under the 2018 Term Loan Facility were repaid in full and the 2018 Term Loan Facility was terminated. Additionally, the Company recorded expense of $758 related to the write-off of the remaining deferred financing costs.

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

The 2018 Revolving Credit Facility contains a requirement that, at any point when Excess Availability (as defined in the credit agreement for the 2018 Revolving Credit Facility) is less than 10.0% of the loan cap and continuing until Excess Availability exceeds the greater of such amounts for 30 consecutive days, Vince, LLC must maintain during that time a Consolidated Fixed Charge Coverage Ratio (as defined in the credit agreement for the 2018 Revolving Credit Facility) equal to or greater than 1.0 to 1.0 measured as of the last day of each fiscal month during such period.

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

On November 1, 2019, Vince, LLC entered into the First Amendment (the “First Revolver Amendment”) to the 2018 Revolving Credit Facility, which provided the borrower the ability to elect the Daily LIBOR Rate in lieu of the Base Rate to be applied to the borrowings upon applicable notice. The “Daily LIBOR Rate” means a rate equal to the Adjusted LIBOR Rate in effect on such day for deposits for a one day period, provided that, upon notice and not more than once every 90 days, such rate may be substituted for a one week or one month period for the Adjusted LIBOR Rate for a one day period.

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

On June 8, 2020, Vince, LLC entered into the Third Amendment (the “Third Revolver Amendment”) to the 2018 Revolving Credit Facility. The Third Revolver Amendment, among others, increased availability under the facility’s borrowing base by (i) temporarily increasing the aggregate commitments under the 2018 Revolving Credit Facility to $110,000 through November 30, 2020 (such period, the “Third Amendment Accommodation Period”) (ii) temporarily revising the eligibility of certain account debtors during the Third Amendment Accommodation Period by extending by 30 days the period during which those accounts may remain outstanding past due as well as increasing the concentration limits of certain account debtors and (iii) for any fiscal four quarter period ending prior to or on October 30, 2021, increasing the cap on certain items eligible to be added back to Consolidated EBITDA to 27.5% from 22.5%.

The Third Revolver Amendment also (a) waived events of default; (b) temporarily increased the applicable margin on all borrowings of revolving loans by 0.75% per annum during the Third Amendment Accommodation Period and increased the LIBOR floor from 0% to 1.0%; (c) eliminated Vince, LLC’s and any loan party’s ability to designate subsidiaries as unrestricted and to make certain payments, restricted payments and investments during the Third Amendment Extended Accommodation Period; (d) temporarily suspended the Fixed Charge Coverage Ratio covenant through the Third Amendment Extended Accommodation Period; (e) required Vince, LLC to maintain a Fixed Charge Coverage Ratio of 1.0 to 1.0 in the event the excess availability under the 2018 Revolving Credit Facility was less than (x) $10,000 between September 6, 2020 and January 9, 2021, (y) $12,500 between January 10, 2021 and January 31, 2021 and (z) $15,000 at all other times during the Third Amendment Extended Accommodation Period; (f)  imposed a requirement (y) to pay down the 2018 Revolving Credit Facility to the extent cash on hand exceeded $5,000 on the last day of each week and (z) that, after giving effect to any borrowing thereunder, Vince, LLC may have no more than $5,000 of cash on hand; (g) permitted Vince, LLC to incur up to $8,000 of additional secured debt (in addition to any interest accrued or paid in kind), to the extent subordinated to the 2018 Revolving Credit Facility on terms reasonably acceptable to Citizens; (h) established a method for imposing a successor reference rate if LIBOR should become unavailable, (i) extended the delivery periods for (x) annual financial statements for the fiscal year ended February 1, 2020 to June 15, 2020 and (y) quarterly financial statements for the fiscal quarters ended May 2, 2020 and August 1, 2020 to July 31, 2020 and October 29, 2020, respectively, and (j) granted ongoing relief through September 30, 2020 with respect to certain covenants regarding the payment of lease obligations.

As a result of the Third Revolver Amendment, the Company incurred $376 of additional deferred financing costs. In accordance with ASC Topic 470, “Debt”, the Company accounted for this amendment as a debt modification and recorded the additional deferred financing costs as deferred debt issuance costs which will be amortized over the remaining term of the 2018 Revolving Credit Facility.

On December 11, 2020, Vince, LLC entered into the Fifth Amendment (the “Fifth Revolver Amendment”) to the 2018 Revolving Credit Facility. The Fifth Revolver Amendment, among other things, (i) extended the period from November 30, 2020 to July 31, 2021 (such period, “Accommodation Period”), during which the eligibility of certain account debtors was revised by extending by 30 days the time those accounts may remain outstanding past due as well as increasing the concentration limits of certain account debtors; (ii) extended the period through which the applicable margin on all borrowings of revolving loans by 0.75% per annum during such Accommodation Period; (iii) extended the period from October 30, 2021 to January 29, 2022, during which the cap on which certain items eligible to be added back to “Consolidated EBITDA” (as defined in the 2018 Revolving Credit Facility) was increased to 27.5% from 22.5%; (iv) extended the temporary suspension of the Consolidated Fixed Charge Coverage Ratio (“FCCR”) covenant through the delivery of a compliance certificate relating to the fiscal quarter ended January 29, 2022 (such period, the “Extended Accommodation Period”), other than the fiscal quarter ending January 29, 2022; (v) required Vince, LLC to maintain an FCCR of 1.0 to 1.0 in the event the excess availability under the 2018 Revolving Credit Facility was less than (x) $7,500 through the end of the Accommodation Period; and (y) $10,000 from August 1, 2020 through the end of the Extended Accommodation Period; (vi) permitted Vince, LLC to incur the debt under the Third Lien Credit Facility (as described below); (vii) revised the definition of “Cash Dominion Trigger Amount” to mean $15,000 through the end of the Extended Accommodation Period and at all other times thereafter, 12.5% of the loan cap and $5,000, whichever is greater; (viii) deemed the Cash Dominion Event (as defined in the credit agreement for the 2018 Revolving Credit Facility) as triggered during the Accommodation Period; and (ix) required an engagement by the Company of a financial advisor from February 1, 2021 until March 31, 2021 (or until the excess availability is greater than 25% of the loan cap for a period of at least thirty days, whichever is later) to assist in the preparation of certain financial reports, including the review of the weekly cashflow reports and other items. As of April 2021, the requirement to engage a financial advisor had been satisfied.

As a result of the Fifth Revolver Amendment, the Company incurred $204 of additional deferred financing costs. In accordance with ASC Topic 470, “Debt”, the Company accounted for this amendment as a debt modification and recorded the additional deferred financing costs as deferred debt issuance costs which will be amortized over the remaining term of the 2018 Revolving Credit Facility.

On September 7, 2021, concurrently with the Term Loan Credit Facility, Vince, LLC entered into an Amended and Restated Credit Agreement (the “A&R Revolving Credit Facility Agreement”) which, among other things, contains amendments to reflect the terms of the Term Loan Credit Facility and extends the maturity of the 2018 Revolving Credit Facility to the earlier of June 8, 2026 and 91 days prior to the maturity of the Term Loan Credit Facility.

In addition, the A&R Revolving Credit Facility Agreement, among others: (i) lowers all applicable margins by 0.75%; (ii) revises the end of  the Accommodation Period (as defined therein) to April 30, 2022 or an earlier date as elected by Vince, LLC; (iii) amends the borrowing base calculation to exclude Eligible Cash On Hand (as defined therein); (iv) revises the threshold under the definition of the Cash Dominion Trigger Event to be the excess availability of the greater of (a) 12.5% of the loan cap and (b) $11,000; (v) deletes the financial covenant and replaces it with a requirement to maintain a minimum excess availability not to be less than the greater of (a) $9,500 and (b) 10% of the commitments at any time; and (vi) revises certain representations and warranties as well as operational covenants.

As of October 30, 2021, the Company was in compliance with applicable covenants. As of October 30, 2021, $49,110 was available under the 2018 Revolving Credit Facility, net of the loan cap, and there were $38,447 of borrowings outstanding and $5,345 of letters of credit outstanding under the 2018 Revolving Credit Facility. The weighted average interest rate for borrowings outstanding under the 2018 Revolving Credit Facility as of October 30, 2021 was 1.8%.

Third Lien Credit Facility

On December 11, 2020, Vince, LLC entered into a $20,000 subordinated term loan credit facility (the “Third Lien Credit Facility”) pursuant to a credit agreement (the “Third Lien Credit Agreement”), dated December 11, 2020, by and among Vince, LLC, as the borrower, VHC and Vince Intermediate, as guarantors, and SK Financial Services, LLC (“SK Financial”), as administrative agent and collateral agent, and other lenders from time to time party thereto.

SK Financial is an affiliate of Sun Capital, whose affiliates own approximately 71% of the Company’s common stock.  The Third Lien Credit Facility was reviewed and approved by the Special Committee of the Company’s Board of Directors, consisting solely of directors not affiliated with Sun Capital, which committee was represented by independent legal advisors.

Interest on loans under the Third Lien Credit Facility is payable in kind at a rate equal to the LIBOR rate (subject to a floor of 1.0%) plus applicable margins subject to a pricing grid based on minimum Consolidated EBITDA (as defined in the Third Lien Credit Agreement). During the continuance of certain specified events of default, interest may accrue on the loans under the Third Lien Credit Facility at a rate of 2.0% in excess of the rate otherwise applicable to such amount. The Third Lien Credit Facility contained representations, covenants and conditions that were substantially similar to those under the 2018 Term Loan Facility, except the Third Lien Credit Facility does not contain any financial covenant.

The Company incurred $485 in deferred financing costs associated with the Third Lien Credit Facility of which a $400 closing fee is payable in kind and was added to the principal balance. These deferred financing costs are recorded as deferred debt issuance costs which will be amortized over the remaining term of the Third Lien Credit Facility.

All obligations under the Third Lien Credit Facility are guaranteed by the Company, Vince Intermediate and the Company’s existing material domestic restricted subsidiaries as well as any future material domestic restricted subsidiaries and were secured on a junior basis relative to the 2018 Revolving Credit Facility and the 2018 Term Loan Facility by a lien on substantially all of the assets of the Company, Vince Intermediate, Vince, LLC and the Company’s existing material domestic restricted subsidiaries as well as any future material domestic restricted subsidiaries.

The proceeds were received on December 11, 2020 and were used to repay a portion of the borrowings outstanding under the 2018 Revolving Credit Facility.

On September 7, 2021, concurrently with the Term Loan Credit Facility as well as the A&R Revolving Credit Facility Agreement, Vince, LLC entered into an amendment (the “Third Lien First Amendment”) to the Third Lien Credit Facility which amends its terms to extend its maturity to March 6, 2027, revises the interest rate to remove the tiered applicable margins so that the rate is now equal to the 90-day LIBOR rate, or an alternate applicable reference rate in the event LIBOR is no longer available, plus 9.0% at all times, and to reflect the applicable terms of the Term Loan Credit Facility as well as the A&R Revolving Credit Facility Agreement.

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

A summary of our critical accounting policies is included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2020 Annual Report on Form 10-K. As of October 30, 2021, there have been no material changes to the critical accounting policies contained therein.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of October 30, 2021.

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

Changes in Internal Control over Financial Reporting

Although we have experienced varying degrees of business disruptions related to the COVID-19 pandemic, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended October 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As the COVID-19 pandemic evolves, we will continue to monitor and assess any potential impacts COVID-19 may have on the design and operating effectiveness of our internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

The risk factors disclosed in the Company’s 2020 Annual Report on Form 10-K, in addition to the other information set forth in this Quarterly Report on Form 10-Q, could materially affect the Company’s business, financial condition or results. The Company’s risk factors have not changed materially from those disclosed in its 2020 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1

Credit Agreement, dated as of September 7, 2021, by and among Vince, LLC as the borrower, the guarantors named therein, PLC Agent, LLC, as agent, and the other lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on September 9, 2021)

10.2

Amended and Restated Credit Agreement, dated as of September 7, 2021, by and among Vince, LLC as the borrower, the guarantors named therein, Citizens Bank, N.A., as agent, and the other lenders from time to time party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on September 9, 2021)

10.3

First Amendment to Credit Agreement, dated as of September 7, 2021, by and among Vince, LLC as the borrower, SK Financial Services, LLC, as agent, and the other lenders from time to time party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on September 9, 2021)

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

Date		Vince Holding Corp.

December 9, 2021	By:	/s/ David Stefko David Stefko Executive Vice President, Chief Financial Officer (as duly authorized officer, principal executive officer and principal financial officer)