Form 10-K
period 2022-01-29
VINCE HOLDING CORP.
filed 2022-04-29
CIK 1579157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 29, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐     No   ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates as of July 31, 2021, the last day of the registrant’s most recently completed second quarter, was approximately $26.1 million based on a closing price per share of $7.95 as reported on the New York Stock Exchange on July 30, 2021. As of March 31, 2022, there were 12,025,348 shares of the registrant’s Common Stock outstanding.

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2022 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report, and any statements incorporated by reference herein, contain forward-looking statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements are indicated by words or phrases such as “may,” “will,” “should,” “believe,” “expect,” “seek,” “anticipate,” “intend,” “estimate,” “plan,” “target,” “project,” “forecast,” “envision” and other similar phrases. Although we believe the assumptions and expectations reflected in these forward-looking statements are reasonable, these assumptions and expectations may not prove to be correct and we may not achieve the results or benefits anticipated. These forward-looking statements are not guarantees of actual results, and our actual results may differ materially from those suggested in the forward-looking statements. These forward-looking statements involve a number of risks and uncertainties, some of which are beyond our control, including, without limitation: our ability to realize the benefits of our strategic initiatives, including our ability to successfully implement and execute our omni-channel and customer strategies; our ability to expand our product offerings into new product categories, including the ability to find suitable licensing partners; the impact of the novel coronavirus (COVID-19) pandemic on our business, results of operations and liquidity; general economic conditions; the execution and management of our international expansion, including our ability to promote our brand and merchandise outside the U.S. and find suitable partners in certain geographies; our current and future licensing arrangements; our ability to continue having the liquidity necessary to service our debt, meet contractual payment obligations, and fund our operations; further impairment of our goodwill and indefinite-lived intangible assets; the execution and management of our retail store growth plans; our ability to make lease payments when due; our ability to maintain our larger wholesale partners; the loss of certain of our wholesale partners; the expected effects of the acquisition of the Acquired Businesses on the Company; our ability to remediate the identified material weakness in our internal control over financial reporting; our ability to comply with domestic and international laws, regulations and orders; our ability to anticipate and/or react to changes in customer demand and attract new customers, including in connection with making inventory commitments; our ability to remain competitive in the areas of merchandise quality, price, breadth of selection and customer service; our ability to keep a strong brand image; our ability to attract and retain key personnel; our ability to protect our trademarks in the U.S. and internationally; seasonal and quarterly variations in our revenue and income; our ability to mitigate system security risk issues, such as cyber or malware attacks, as well as other major system failures; ; our ability to optimize our systems, processes and functions; our ability to comply with privacy-related obligations; our ability to ensure the proper operation of the distribution facilities by third-party logistics providers; fluctuations in the price, availability and quality of raw materials; commodity, raw material and other cost increases; the extent of our foreign sourcing; our reliance on independent manufacturers; other tax matters; and other factors as set forth from time to time in our Securities and Exchange Commission filings, including those described in this Annual Report under the heading “Part I, Item 1A—Risk Factors.” We intend these forward-looking statements to speak only as of the date of this Annual Report and do not undertake to update or revise them as more information becomes available, except as required by law.

PART I

ITEM 1.	BUSINESS.

Overview

We are a global contemporary group, consisting of three brands: Vince, Rebecca Taylor, and Parker. We serve our customers through wholesale and direct-to-consumer channels that reinforce our brand images.

We have a select number of wholesale partners who account for a significant portion of our net sales. In fiscal 2021 and fiscal 2020, sales to one wholesale partner, Nordstrom Inc., accounted for more than ten percent of the Company’s net sales. These sales represented 20% of fiscal 2021 and 21% of fiscal 2020 net sales, respectively.

We design our products in the U.S. and source the vast majority of our products from contract manufacturers outside the U.S., primarily in Asia.

The Company operates on a fiscal calendar widely used by the retail industry that results in a given fiscal year consisting of a 52 or 53-week period ending on the Saturday closest to January 31.

•	References to “fiscal year 2021” or “fiscal 2021” refer to the fiscal year ended January 29, 2022; and
•	References to “fiscal year 2020” or “fiscal 2020” refer to the fiscal year ended January 30, 2021.

Each of fiscal years 2021 and 2020 consisted of a 52-week period.

Our principal executive office is located at 500 5th Avenue, 20th Floor, New York, New York 10110, and our telephone number is (212) 944-2600. Our corporate website address is www.vince.com.

COVID-19

The spread of COVID-19, which was declared a pandemic by the World Health Organization in March 2020, remains highly volatile, particularly in light of ongoing vaccination efforts and emerging strains of the virus. In response, we implemented various measures to effectively manage our business as well as the impacts from the COVID-19 pandemic, including (i) serving our customers through our online e-commerce websites during the periods in which we were forced to shut down retail locations or operate with reduced shopping hours, alongside other retailers, including our wholesale partners, in accordance with state and local regulations related to the COVID-19 pandemic; (ii) engaging with our lenders to provide additional liquidity and increased operational flexibility; (iii) temporarily reducing retained employee salaries and suspending board retainer fees; (iv) engaging with our landlords to address the current operating environment, including amending existing lease terms; and (v) streamlining our expense structure and carefully managing operational initiatives to align with the business environment and sales opportunities.

The unpredictable nature of the COVID-19 pandemic could negatively affect the outcome of the measures intended to address its impact and/or our current expectations of our future business performance. See Part I, Item 1A. Risk Factors — “Risks Related to Our Business and Industry — The COVID-19 pandemic has adversely affected, and may continue to adversely affect, our business, financial condition, cash flow, liquidity and results of operations” for additional discussion regarding risks to our business associated with the COVID-19 pandemic.

Our Brands

Vince

Vince, established in 2002, is a leading global luxury apparel and accessories brand best known for creating elevated yet understated pieces for every day effortless style. Known for its range of luxury products, Vince offers women’s and men’s ready-to-wear, footwear and accessories through 50 full-price retail stores, 18 outlet stores, its e-commerce site, vince.com, and through its subscription service Vince Unfold, vinceunfold.com, as well as through premium wholesale channels globally.

Our wholesale business is comprised of sales to major department stores and specialty stores in the U.S. and in select international markets. We have distribution arrangements with a small number of wholesale partners for non-licensed product which has improved profitability in the wholesale business and enables us to focus on other areas of growth for the brand, particularly in the direct-to-consumer business. We continue to collaborate with our wholesale partners in various areas, including merchandising and logistics to build a more profitable and focused wholesale business.

Our wholesale business also includes our licensing business related to our licensing arrangement for our women’s and men’s footwear. The licensed products are sold in our own stores and by our licensee to select wholesale partners. We earn a royalty based on net sales to the wholesale partners.

Our direct-to-consumer business includes our company-operated retail and outlet stores and our e-commerce business. During fiscal 2021, we opened six net retail stores. The direct-to-consumer business also includes our e-commerce website, vince.com, and our subscription service, Vince Unfold, vinceunfold.com.

The following table details the number of Vince retail stores we operated for the past two fiscal years:

	Fiscal Year
	2021	2020
Beginning of fiscal year	62	62
Net opened	6	—
End of fiscal year	68	62

Rebecca Taylor

Rebecca Taylor, founded in 1996 in New York City, is a contemporary womenswear line lauded for its signature prints, romantic detailing and vintage inspired aesthetic, reimagined for a modern era. The Rebecca Taylor collection is available at 10 full-price retail stores, 8 outlet stores, through its e-commerce site, rebeccataylor.com, and through its subscription service Rebecca Taylor RNTD, rebeccataylorrntd.com, as well as through major department and specialty stores worldwide.

Our wholesale business is comprised of sales to major department stores and specialty stores in the U.S. and in select international markets.

Our direct-to-consumer business includes our company-operated retail stores and our e-commerce business. During fiscal 2021, we opened nine net retail stores. The direct-to-consumer business also includes its e-commerce website, rebeccataylor.com, and its subscription service, Rebecca Taylor RNTD, rebeccataylorrntd.com.

The following table details the number of Rebecca Taylor retail stores we operated for the past two fiscal years:

	Fiscal Year
	2021	2020
Beginning of fiscal year	9	6
Net opened	9	3
End of fiscal year	18	9

Parker

Parker, founded in 2008 in New York City, is a contemporary women’s fashion brand that is trend focused. While we continue to believe that the Parker brand complements our portfolio, during the first half of fiscal 2020 the Company decided to pause the creation of new products to focus resources on the operations of the Vince and Rebecca Taylor brands.

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

	Fiscal Year
(in thousands, except percentages)	2021	% of Total Net Sales	2020	% of Total Net Sales
Vince Wholesale	$147,817	45.8%	$105,737	48.1%
Vince Direct-to-consumer	135,720	42.1%	86,326	39.3%
Rebecca Taylor and Parker	39,146	12.1%	27,807	12.6%
Total net sales	$322,683	100.0%	$219,870	100.0%

Our Vince Wholesale segment is comprised of sales to major department stores and specialty stores in the U.S. and in select international markets. Our Vince Wholesale segment also includes our licensing business related to our licensing arrangement for our women’s and men’s footwear line.

Our Vince Direct-to-consumer segment includes our Vince company-operated retail and outlet stores, our Vince e-commerce business and our subscription service, Vince Unfold.

Our Rebecca Taylor and Parker segment consists of our operations to distribute Rebecca Taylor and Parker brand products to major department and specialty stores in the U.S. and select international markets and directly to the consumer through their own branded e-commerce platforms, our Rebecca Taylor retail and outlet stores and through our subscription service, Rebecca Taylor RNTD.

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

Design and Merchandising

Our creative teams are focused on developing and implementing the design direction for the Vince and Rebecca Taylor brands. We have dedicated design and merchandising teams for our brands in an effort to ensure that we focus on the unique positioning of each brand. Our design efforts are supported by well-established product development and production teams. We believe continued collaboration between design and merchandising will ensure we respond to consumer preferences and market trends with new innovative product offerings while maintaining our core fashion foundation.

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

To execute our marketing strategies, we engage in a wide range of campaign tactics that include traditional media (such as direct mail, print advertising, cooperative advertising with wholesale partners and outdoor advertising), digital media (such as email, search social, and display) and experiential campaigns (such as events) to drive traffic, brand awareness, conversion and ultimately sales across all channels. Our marketing strategies also include the implementation of a customer data platform from which we will be able to achieve improved segmentation and personalization for an enhanced customer experience. In addition, we use social platforms such as Instagram and Facebook as we further invest in leveraging micro and macro influencer networks to increase brand awareness, engage customers and create excitement about loyalty towards our brands. The visits to vince.com and rebeccataylor.com also provide an opportunity to grow our customer base and communicate directly with our customers.

See Part I, Item 1A. Risk Factors — “Risks Related to Our Business and Industry — We may be unable to effectively execute our customer strategy.”

Our public relations team conducts a wide variety of press activities to reinforce our brand images and create excitement around the brands. Our apparel has appeared in the pages of major fashion magazines such as Vogue, Harper’s Bazaar, Elle, InStyle, GQ, Esquire and WSJ. Well-known trend setters in entertainment and fashion are also regularly seen wearing our brands.

Sourcing and Manufacturing

We do not own or operate any manufacturing facilities. We contract for the purchase of finished goods with manufacturers who are responsible for the entire manufacturing process, including the purchase of piece goods and trim. Although we do not have long-term written contracts with manufacturers, we have long-standing relationships with a diverse base of vendors which we believe to be mutually satisfactory. We work with more than 40 manufacturers across 10 countries, with 85% of our products produced in China in fiscal 2021. For cost and control purposes, we contract with select third-party vendors in the U.S. to produce a small portion of our merchandise.

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

Distribution Facilities

As of January 29, 2022, we operated out of six distribution centers, two located in the U.S., two in Hong Kong, one in the United Kingdom and one in Belgium.

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

Information Systems

During fiscal 2020 we completed the migration of the Rebecca Taylor and Parker brands to Vince’s enterprise resources planning (“ERP”) system. During fiscal 2021, we completed the rollout of a new point of sale (“POS”) system for the Vince brand to expand our omni-channel capabilities to promote direct-to-consumer growth and enhance customer engagement and shopping experience. Our continued strategy includes investing in customer facing technologies to further expand our omni-channel capabilities and to further consolidate systems across our brands over time to create operational efficiencies and to achieve a common platform across the Company. This continued strategy includes the implementation of a customer data platform, the front-end re-platforming of our e-commerce websites and continuing the rollout of the POS system to the Rebecca Taylor brand, among other items.

See Part I, Item 1A. Risk Factors — “Risks Related to Our Information Technology and Security — We are continuing to adopt, optimize and improve our information technology systems, processes and functions. If these systems, processes, and functions do not operate successfully, our business, financial condition, results of operations and cash flows could be materially harmed” and Part II, Item 9A. “Controls and Procedures.”

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

Human Capital

As of January 29, 2022, we had 697 employees, of which 424 were employed in our company-operated retail stores. Except for nine employees in France, who are covered by collective bargaining agreements pursuant to French law, none of our employees are currently covered by a collective bargaining agreement and we believe our employee relations are good.

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

Trademarks and Licensing

We own the Vince, Rebecca Taylor and Parker trademarks for the production, marketing, and distribution of our products in the U.S. and internationally. We have registered the trademarks domestically and have registrations on file or pending in a number of foreign jurisdictions. We intend to continue to strategically register, both domestically and internationally, trademarks that we use today and those we develop in the future. We license the domain name for our website, vince.com, pursuant to a license agreement. Under this license agreement, we have an exclusive, irrevocable license to use the vince.com domain name without restriction at a nominal annual cost. While we may terminate such license agreement at our discretion, the agreement does not provide for termination by the licensor. We also own unregistered copyright rights in our design marks.

Available Information

We make available free of charge on our website, vince.com, copies of our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and all amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after filing such material electronically with, or otherwise furnishing it to, the SEC. The SEC maintains a website at sec.gov that contains reports, proxy and information statements and other information regarding the Company and other companies that electronically file materials with the SEC. The reference to our website address does not constitute incorporation by reference of the information contained on the website, and the information contained on the website is not part of this Annual Report.

ITEM 1A.	RISK FACTORS.

The following risk factors should be carefully considered when evaluating our business in addition to the forward-looking statements included elsewhere in this Annual Report. See “Disclosures Regarding Forward-Looking Statements.” Any of the following factors could materially adversely affect our business, results of operations and financial condition. Additional risks and uncertainties not currently known to us or that we currently view as immaterial may also materially adversely affect our business, results of operations and financial condition. All amounts disclosed are in thousands except shares, per share amounts, percentages, stores, and number of leases.

Risks Related to Our Business and Industry

We may not be able to realize the benefits of our strategic initiatives.

Our business growth depends on the successful execution of our strategic initiatives for our brands. The success of our strategic initiatives depends on a number of factors, including our ability to position our retail and e-commerce businesses for further strategic growth, particularly through omni-channel initiatives, the effectiveness of our wholesale expansion efforts, our ability to apply certain growth strategies modeled on the Vince brand to the Acquired Businesses, our ability to properly identify appropriate future growth opportunities, and other macroeconomic impacts on our business, including the impact of the COVID-19 pandemic and armed conflict between Ukraine and Russia. Moreover, as we continue to navigate through the COVID-19 pandemic, some or all of the strategic initiatives currently contemplated may become infeasible or impractical in the post-pandemic operating environment. There can be no assurance that the strategic initiatives would produce intended positive results and if we are unable to realize the benefits of the strategic initiatives, our financial conditions, results of operations and cash flows could be materially and adversely affected.

We may be unable to successfully implement and optimize our omni-channel strategy.

One of our strategic priorities is to expand our omni-channel capabilities to promote direct-to-consumer growth and enhance customer engagement and shopping experience. Our omni-channel efforts include the integration and implementation of new technology, software, and processes that will further digital integration and customer personalization across our store and digital shopping channels, all of which has involved and will continue to involve significant investments, operational changes and employee resources. These efforts involve risks such as implementation delays, unexpected costs, technology interruptions, supply and distribution difficulties, and other issues that can affect the successful implementation and operation of our omni-channel initiatives. In fiscal 2021, we completed the initial stages of our omni-channel strategy by completing the rollout of a new POS system for the Vince brand. As we continue to adopt and implement these initiatives, including by rolling out a front-end re-platforming of our e-commerce websites to optimize the digital shopping experience across multiple mobile devices, it is unclear whether we will be able to realize the expected return on our investment in these initiatives. If our omni-channel initiatives are not successful, our financial condition, results of operations and ability for future growth could be materially and adversely affected.

We may be unable to effectively execute our customer strategy.

Another of our strategic priorities is to establish a customer data platform and marketing strategy from which we will be able to drive customer initiatives underpinned by data and technology, creating improved segmentation and personalization for an enhanced customer experience both domestically and internationally. This will require significant investment in technology and infrastructure, as well as an increased reliance on leveraging micro and macro influencer networks to increase brand awareness and loyalty through social media and the digital dissemination of advertising campaigns. We must keep up to date with other competitive technology trends, including the use of innovative technology, creative and attractive user interfaces, and other e-commerce marketing tools such as paid search and mobile applications, among others, which may increase our costs as well as our exposure to legal and reputational liability for online content, but may not succeed in increasing sales or attracting new customers. Any failure on our part to effectively execute on our strategy to enhance our customers’ experience and realize the expected return on our investment in these initiatives could negatively affect sales as well as the reputation of our brands, which could adversely impact our growth and profitability.

Our plans to improve and expand our product offerings may not be successful, and the implementation of these plans may divert our operational, managerial, and administrative resources, which could harm our competitive position and reduce our net sales and profitability.

We continue to grow our core product offerings and categories. For example, in fiscal 2020, we launched a limited layette capsule and an inclusive sizing collection, and in fiscal 2021, we focused on further expanding our product offerings, particularly within the menswear and soft accessories categories while also entering into select, limited run product and/or services collaborations with a targeted group of external partners. The principal risks to our ability to successfully carry out our plans to improve and expand our product offerings include our failure to maintain our brand identity and image, lack of expertise in the expanded categories and inherent limitations in the utilization of external partners in those categories, increased product liability exposure and general economic conditions, particularly in light of the COVID-19 pandemic and armed conflict between Ukraine and Russia. As a result, our expansion into new product categories could be abandoned, cost more than anticipated or divert resources from other areas of our business, any of which could negatively impact our competitive position and reduce our net revenue and profitability.

The COVID-19 pandemic has adversely affected, and may continue to adversely affect, our business, financial condition, cash flow, liquidity, and results of operations.

The spread of the novel coronavirus (“COVID-19”), which was declared a pandemic by the World Health Organization in March 2020, has continued to cause significantly reduced customer traffic and sales in many of our retail locations relative to the same period in fiscal 2019.

To date, we have taken various measures in response to COVID-19, as further described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — COVID-19. However, the COVID-19 pandemic remains highly volatile and continues to evolve for example, the occurrence of additional waves of infections in the United States and Asia, including the recent surge in infections by new COVID-19 variants, and national and global uncertainty related to the effectiveness and speed of vaccination acceptance and distribution. The negative impact of COVID-19 on our operations includes the following, among others:

•	our ability to successfully execute our long-term growth strategy during these uncertain times;
•

supply chain disruptions resulting from closed factories, reduced workforces and higher labor costs, scarcity of and increased prices for raw materials, scrutiny or embargoing of goods produced in infected areas, disruptions in the global transportation network, such as temporary port closures, and higher freight costs, including the significant processing delays ongoing at the California ports, which together handle significant portions of our shipments, which resulted in significantly increased freight costs during fiscal 2021;

•

declines in the level of consumer purchases of discretionary items and luxury retail products, including our products, caused by lower disposable income levels, travel restrictions, inflation, or other factors beyond our control;

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

There can be no assurance that measures we have taken to respond to the COVID-19 pandemic will prove successful or that we will be able to take effective measures against future outbreaks. These and other impacts of COVID-19 may continue to adversely affect the Company’s business, financial condition, cash flow, liquidity and results of operations.

General economic conditions in the U.S. and other parts of the world, including a weakening of the economy and restricted credit markets, can affect consumer confidence and consumer spending patterns.

The success of our operations depends on consumer spending. Consumer spending is impacted by a number of factors, including actual and perceived economic conditions affecting disposable consumer income, customer traffic within shopping and selling environments, business conditions, interest rates and availability of credit and tax rates in the general economy and in the international, regional and local markets in which our products are sold, including those resulting from health epidemics or pandemics (including the COVID-19 pandemic) and catastrophic events, such as war (including the armed conflict between Ukraine and Russia and the related governmental and non-governmental global responses to such conflict), terrorist attacks, civil unrest, and other acts of violence. A worsening of the economy may negatively affect consumer and wholesale purchases of our products and could have a material adverse effect on our business, results of operations and financial conditions.

Our limited operating experience and brand recognition in international markets may delay our expansion strategy and cause our business and growth to suffer.

We face risks with respect to our strategy to expand internationally, including our efforts to further expand our business in Canada, select European countries, Asia, including China, and the Middle East through company-operated locations, wholesale arrangements as well as with international partners. Our current operations are based largely in the U.S., with international wholesale sales representing approximately 9% of net sales for fiscal 2021. Therefore, we have a limited number of customers and experience in operating outside of the U.S. We also do not have extensive experience with regulatory environments and market practices outside of the U.S. and cannot guarantee that we will be able to penetrate or successfully operate in any market outside of the U.S. Many of these markets also have different operational characteristics, including employment and labor regulations, transportation, logistics, real estate (including lease terms) and local reporting or legal requirements, particularly in light of the COVID-19 pandemic, and the impact on the international markets remains unclear.

In fiscal 2021, we commenced a strategy to expand our international retail and e-commerce presence in China and a select list of neighboring countries in Asia via a joint venture arrangement. We are in the initial stages of establishing this relationship and there can be no guarantee that it will be successful. Further, we may face counterparty and/or operational risks as this joint venture arrangement makes us susceptible to the actions of our third-party partner. Our joint venture partner may have views that differ or conflict with ours, such as the timing of new store openings and the pricing of our products, or our partner may become bankrupt, which may as a practical matter subject us to our partner’s liabilities in connection with the joint venture. Although we have sought and generally will seek to maintain sufficient control of any investment to permit our objectives to be achieved, we might not be able to take certain actions without the approval of our partners. Reliance on joint venture relationships and our partners exposes us to increased risk that our joint ventures will not be successful and will result in competitive harm to our brand image that could cause our expansion efforts, profitability and results of operations to suffer.

Our current and future licensing arrangements may not be successful and may make us susceptible to the actions of third parties over whom we have limited control.

We currently have product licensing agreements for Vince women’s footwear and men’s footwear and, beginning in fiscal year 2022, we will have product licensing agreements for women’s and men’s soft accessories and cold weather goods. In the future, we may enter into select additional licensing arrangements for product offerings which require specialized expertise. In addition, we have entered into select licensing agreements pursuant to which we have granted certain third parties the right to distribute and sell our products in certain geographic areas, and may continue to do so in the future. Although we have taken and will continue to take steps to select potential licensing partners carefully and monitor the activities of our existing licensing partners, such arrangements may not be successful, particularly in light of the COVID-19 pandemic. Our partners may fail to fulfill their obligations under these agreements and the risks applicable to the businesses of our partners may be different than the risks applicable to our business, including risks associated with each such partner’s ability to obtain capital, exercise operational and financial control over its business, manage its labor relations, maintain relationships with suppliers and customers and manage credit and bankruptcy risks, which may be exacerbated by the impact of COVID-19 and the armed conflict between Ukraine and Russia. Any failure of our licensing arrangements may result in loss of revenue and competitive harm to our operations in regions or product categories where we have entered into such licensing arrangements. In addition, we license our Vince website domain name from a third-party, renewing on an annual basis. Although the licensor has no termination rights under the domain license agreement, any failure by the licensor to perform its obligations thereunder could materially and adversely impact our operations of our website and our e-commerce business.

Our ability to continue to have the liquidity necessary to service our debt, meet contractual payment obligations and fund our operations depends on many factors, including our ability to generate sufficient cash flow from operations, maintain adequate availability under our 2018 Revolving Credit Facility or obtain other financing.

Our ability to timely service our indebtedness, meet contractual payment obligations and to fund our operations will depend on our ability to generate sufficient cash, either through cash flows from operations or borrowing availability under the 2018 Revolving Credit Facility (as defined below). Our recent financial results have been, and our future financial results are expected to be, subject to substantial fluctuations, and will be impacted by business conditions and macroeconomic factors, including the impact of the COVID-19 pandemic and the armed conflict between Ukraine and Russia.

In particular, our ability to continue to meet our obligations is dependent on our ability to generate positive cash flow from a combination of initiatives and any failure to successfully implement these initiatives would require us to implement alternative plans to satisfy our liquidity needs. In the event that we are unable to timely service our debt, meet other contractual payment obligations or fund our other liquidity needs, we may need to refinance all or a portion of our indebtedness before maturity, seek waivers of or amendments to our contractual obligations for payment, reduce or delay scheduled expansions and capital expenditures, sell material assets or operations or seek other financing opportunities. There can be no assurance that these options would be readily available to us, and our inability to address our liquidity needs could materially and adversely affect our operations and jeopardize our business, financial condition and results of operations, including causing defaults under the Term Loan Facility (as defined below), the 2018 Revolving Credit Facility or the Third Lien Credit Facility (as defined below), which could result in all amounts outstanding under those credit facilities becoming immediately due and payable.

Our operations are restricted by our credit facilities.

In August 2018, we entered into an $80,000 senior secured revolving credit facility (the “2018 Revolving Credit Facility”) and a $27,500 senior secured term loan facility (the “2018 Term Loan Facility”). In November 2019, in connection with the Acquisition, we increased the aggregate commitments under the 2018 Revolving Credit Facility to $100,000 by exercising the accordion feature thereunder. The Acquired Businesses became guarantors under the 2018 Revolving Credit Facility and the 2018 Term Loan Facility and jointly and severally liable for the obligations thereunder. In addition, in December 2020, we entered into a $20,000 subordinated credit facility (the “Third Lien Credit Facility”). In September 2021, we entered into a new $35,000 senior secured term loan facility (the “Term Loan Facility”), the proceeds of which were used to repay in full all outstanding amounts under, and terminate, the 2018 Term Loan Facility. The Acquired Businesses are guarantors under the Term Loan Facility.

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

Our ability to comply with the covenants and other terms of our debt obligations, particularly in light of the COVID-19 pandemic and the armed conflict between Ukraine and Russia, will depend on our future operating performance. If we fail to comply with such covenants and terms, and are unable to cure such failure under the terms of our credit facilities, if applicable, we would be required to obtain additional waivers from our lenders to maintain compliance with our debt obligations. If we are unable to obtain any necessary waivers and the debt is accelerated, a material adverse effect on our financial condition and future operating performance would likely result. The terms of our debt obligations and the amount of borrowing availability under our credit facilities may also restrict or delay our ability to fulfill our obligations under the Tax Receivable Agreement. See “Tax Receivable Agreement” under Note 13 “Related Party Transactions” to the Consolidated Financial Statements in this Annual Report for further information.

If we are unable to accurately forecast customer demand for our products, our results of operations could be materially impacted.

We stock our stores, and provide inventory to our wholesale partners, based on our or their estimates of future demand for particular products. Our inventory management and planning team determines the number of pieces of each product that we will order from our manufacturers based upon past sales of similar products, sales trend information and anticipated demand at our suggested retail prices. Our ability to accurately forecast demand for our products could be affected by many factors, including an increase or decrease in demand for our products or for products of our competitors, product introductions by competitors, unanticipated changes in general market conditions such as those caused by the COVID-19 pandemic and the armed conflict between Ukraine and Russia, and weakening of economic conditions or consumer confidence in future economic conditions. We cannot guarantee that we will be able to match supply with demand in all cases in the future, whether as a result of the COVID-19 pandemic, our inability to produce sufficient levels of desirable product or our failure to forecast demand accurately. If we fail to accurately forecast customer demand, we may experience excess inventory levels or a shortage of products. In fiscal 2020, we recorded a charge of $6,095 associated with inventory write-downs of excess and aged product inventory. There can be no assurance that we will be able to successfully manage our inventory at a level appropriate for future customer demand.

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

As of January 29, 2022, we operated 86 stores, including 49 company-operated Vince full-price stores, 10 company-operated Rebecca Taylor full-price stores, 18 company-operated Vince outlet stores and 8 company-operated Rebecca Taylor outlet stores throughout the United States and one company-operated Vince full price store in the United Kingdom. During fiscal 2020, our retail stores were temporarily closed due to the COVID-19 pandemic and related restrictions and we engaged in discussions with landlords to address the impact of the pandemic. There is no assurance that such closures and the need to engage in additional discussions with landlords will not recur in the future. In addition, following the reopening of our stores, we experienced reduced customer foot-traffic at our stores as compared to before the COVID-19 pandemic, which negatively affected our business and financial results. Although we plan to continue evaluating our store base consistent with the current operating environment, there can be no assurance that our strategies will effectively address the various prolonged impacts of the COVID-19 pandemic, resulting in a material adverse effect on our business and financial results.

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

We do not own any of our stores or our offices, including our New York, Los Angeles or Paris offices and showroom spaces, but instead lease all of such space under operating leases. Although a majority of our leases are subject to shorter terms as a result of the implementation of our strategy to pursue shorter lease terms, we still have some leases with initial terms of 10 years, and generally can be extended only for one additional 5-year term. Substantially all of our leases require a fixed annual rent, and most require the payment of additional rent if store sales exceed a negotiated amount. Most of our leases are “net” leases, which require us to pay the cost of insurance, taxes, maintenance, and utilities, and we generally cannot cancel these leases solely at our option. Additionally, certain of our leases allow the lessor to terminate the lease if we do not achieve a specified gross sales threshold. We cannot assure you that we will be able to achieve these required thresholds and in the event we are not able to do so, we may be forced to find an alternative store location and may not be successful in doing so. Any loss of our store locations due to underperformance may harm our results of operations, stock price and reputation.

Payments under these leases account for a significant portion of our selling, general and administrative expenses. For example, as of January 29, 2022, we were a party to 93 operating leases associated with our retail stores and our office and showroom spaces requiring future minimum lease payments of $28,410 in the aggregate through fiscal 2022 and $113,378 thereafter. Any new retail stores leased by us under operating leases will further increase our operating lease expenses, and some of those stores may require significant capital expenditures. We depend on cash flows from operations to pay our lease expenses and to fulfill our other cash needs. If our business does not generate sufficient cash flow from operating activities, and sufficient funds are not otherwise available to us from borrowings under our credit facilities or from other sources, we may not be able to service our operating lease expenses, grow our business, respond to competitive challenges or fund our other liquidity and capital needs, which would harm our business. In addition, we may remain obligated under the applicable lease for, among other things, payment of the base rent for the remaining lease term, even after the space is exited or otherwise closed (such as our temporary store closures resulting from the COVID-19 pandemic). Such costs and obligations related to the early or temporary closure of our stores or termination of our leases could have a material adverse effect on our business, results of operations, and financial condition.

If an existing or future store is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease including, among others, paying the base rent for the balance of the lease term if we cannot negotiate a mutually acceptable termination payment. In addition, as our leases expire, we may fail to negotiate renewals, either on commercially acceptable terms or at all, or to find a suitable alternative location, which could cause us to close stores in desirable locations or in the case of office leases, incur costs in relocating our office space. In fiscal 2022, four of our existing store leases will expire.

A substantial portion of our revenue is derived from a small number of large wholesale partners, and the loss of any of these wholesale partners could substantially reduce our total revenue.

We historically had and continue to have a small number of wholesale partners who account for a significant portion of our net sales. Our consolidated net sales to the full-price, off-price and e-commerce operations of our largest wholesale partner comprised 20% of our total revenue for fiscal 2021. We do not have formal written agreements with any of our wholesale partners and purchases generally occur on an order-by-order basis. A decision by any of our major wholesale partners, whether motivated by marketing strategy, competitive conditions, financial difficulties or otherwise, to significantly decrease the amount of merchandise purchased from us or our licensing partners, or to change their manner of doing business with us or our licensing partners, could substantially reduce our revenue and have a material adverse effect on our profitability. Furthermore, due to the concentration of and/or ownership changes in our wholesale partner base, our results of operations could be adversely affected if any of these wholesale partners fails to satisfy its payment obligations to us when due or no longer takes part in the distribution arrangements. These changes could also decrease our opportunities in the market and decrease our negotiating strength with our wholesale partners. Furthermore, our wholesale partners have been significantly impacted by the COVID-19 pandemic, along with other wholesalers, and may become unable to continue business with us as they had pre-pandemic. These factors could have a material adverse effect on our business, financial condition, and operating results.

The acquisition of the Rebecca Taylor and Parker brands, and any other future acquisitions, may not achieve its intended benefits.

We face risks associated with our strategy to grow our business through acquisitions of other brands and geographic licensees, such as our acquisition of the Rebecca Taylor and Parker brands in November 2019. For example, on June 16, 2020, we announced that in light of the COVID-19 pandemic, we temporarily suspended further creation of new product for the Parker brand. In addition, during the first quarter of fiscal 2020 and the second quarter of fiscal 2019, the Acquired Businesses recorded impairment charges of $386 and $19,491, respectively, relating to goodwill, tradename, and customer relationship intangible assets. The additional difficulties that we may face that could cause the results of the Acquisition, including any anticipated operational synergies, to not be in line with our expectations include, among others:

•	failure to implement our business plan for the combined business or to achieve anticipated revenue or profitability targets;
•	the prolonged impact of the COVID-19 pandemic;
•	higher than expected costs, lower than expected cost savings and/or a need to allocate resources to manage unexpected operating difficulties;

•	unanticipated issues resulting from the integration of logistics, information and other systems;
•	unanticipated changes in applicable laws and regulations;
•	retaining key customers, suppliers, and employees across brands;
•	operating risks inherent in the Acquired Businesses and our business;
•	diversion of the attention and resources of management and resource constraints;
•	assumption of liabilities not identified in due diligence or other unanticipated issues, expenses, and liabilities; and
•

regulatory and compliance risks, including the impact on our internal controls and compliance with the requirements under the Sarbanes-Oxley Act of 2002, as amended, particularly upon the acquisition of historically privately held businesses, which have not previously been subject to regulations applicable to us.

Our post-closing recourse with respect to the Acquisition is limited under the related purchase agreement. We obtained and paid for a representation and warranty insurance policy containing customary terms and conditions, which policy is our sole recourse for any losses we may suffer due to breaches of the representations and warranties of CLG and the Acquired Businesses in the purchase agreement other than fraud.

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

In fiscal 2021 a material weakness continued to exist relating to our internal control over financial reporting which was previously identified in fiscal 2016. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of an entity’s financial statements will not be prevented or detected on a timely basis. As further described in Part II, Item 9A in this Annual Report, although to date we have made significant progress on our comprehensive remediation plan related to the previously identified material weakness, the material weakness will not be remediated until all necessary internal controls have been implemented, tested and determined to be operating effectively. In addition, we may need to take additional measures to address such material weakness or modify the planned remediation steps, and we cannot be certain that the measures we have taken, and expect to take, to improve our internal controls will be sufficient to address the issues identified, to ensure that our internal controls are effective or to ensure that the identified material weakness will not result in a material misstatement of our consolidated financial statements. Moreover, although no additional material weakness was identified in fiscal 2021, other material weaknesses or deficiencies may develop or be identified in the future. If we are unable to correct material weaknesses or deficiencies in internal controls in a timely manner, our ability to record, process, summarize and report financial information accurately and within the time periods specified in the rules and forms of the SEC, will be adversely affected. This failure could negatively affect the market price and trading liquidity of our common stock, cause investors to lose confidence in our reported financial information, subject us to civil and criminal investigations and penalties, and otherwise materially and adversely impact our business and financial condition.

For so long as we remain a “non-accelerated filer” under the rules of the SEC, our independent registered public accounting firm is not required to deliver an annual attestation report on the effectiveness of our internal control over financial reporting. We will cease to be a non-accelerated filer if either (i) the aggregate market value of our outstanding common stock held by non-affiliates as of the last business day of our most recently completed second fiscal quarter (our “public float”) is $75,000 or more and our annual revenues for the most recently completed fiscal year are $100,000 or more or (ii) our public float is $700,000 or more, in which case we would become subject to the requirement for an annual attestation report by our independent registered public accounting firm on the effectiveness of our internal control over financial reporting.

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

As a fashion company, we face intense competition from other domestic and foreign apparel, footwear and accessories manufacturers and retailers. Competition has and may continue to result in pricing pressures, reduced profit margins, lost market share or failure to grow our market share, any of which could substantially harm our business and results of operations. Some of our competitors have more established relationships with a broader set of suppliers, greater brand recognition and greater financial, research and development, marketing, distribution and other resources than we do. These capabilities of our competitors may allow one or more of them to better withstand downturns in the economy or apparel and fashion industry. Any increased competition, or our failure to adequately address any of these competitive factors which we have seen from time to time, could result in reduced sales, which could adversely affect our business, financial condition, and operating results.

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

We believe that maintaining and enhancing our brands is critical to maintaining and expanding our customer base. Maintaining and enhancing our brands may require us to make substantial investments in areas such as visual merchandising, marketing and advertising, employee training and store operations. Further, our ability to maintain and enhance our brands depends in part on our ability to adapt to a rapidly changing media environment, including our efforts to be more interactive and inclusive on social media, to have a positive impact on both our brand value and reputation. There is also increased focus on corporate responsibility matters and if we do not, or are perceived not to, act responsibly with respect to our practices and initiatives, our reputation could be damaged. Certain of our competitors in the fashion industry have faced adverse publicity surrounding the quality, attributes and performance of their products or company culture. Any or all of our brands may similarly be adversely affected if our public image or reputation is tarnished by failing to maintain high standards for consistent merchandise quality and corporate integrity. Any negative publicity about these types of concerns, which could be amplified by social media, may reduce demand for our merchandise. Customer sentiment could also be shaped by our partnerships with artists, influencers and other public figures. Maintaining and enhancing our brands will depend largely on our ability to be a leading global contemporary group of apparel and accessories brands and to continue to provide high quality products. Moreover, we anticipate that, as our business expands into new markets and further penetrates existing markets, and as the markets in which we operate become increasingly competitive, maintaining and enhancing our brands may become increasingly difficult and expensive. If we are unable to maintain or enhance our brand images, our results of operations may suffer and our business may be harmed.

If we lose any key personnel, are unable to attract key personnel, or assimilate and retain our key personnel, we may not be able to successfully operate or grow our business.

Our continued success is dependent on our ability to attract, assimilate, retain, and motivate qualified management, designers, administrative talent, and sales associates to support existing operations and future growth. Competition for qualified talent in the apparel and fashion industry is intense, and we compete for these individuals with other companies that in many cases have greater financial and other resources. The loss of the services of any members of senior management or board of directors or the inability to attract and retain qualified executives or members of our board of directors could have a material adverse effect on our business, results of operations and financial condition. In addition, we will need to continue to attract, assimilate, retain, and motivate highly talented employees with a range of other skills and experience. Competition for employees in our industry, especially at the store management levels, is intense and we may from time to time experience difficulty in retaining our associates or attracting the additional talent necessary to support the growth of our business. We will also need to attract, assimilate, and retain other professionals across a range of disciplines, including design, production, sourcing, and international business, as we develop new product categories and continue to expand our international presence.

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

In accordance with Financial Accounting Standards Board ASC Topic 350 Intangibles-Goodwill and Other (“ASC 350”), goodwill and other indefinite-lived intangible assets are tested for impairment at least annually during the fourth fiscal quarter and in an interim period if a triggering event occurs. Determining the fair value of goodwill and indefinite-lived intangible assets is judgmental in nature and requires the use of significant estimates and assumptions, including projected revenues, EBITDA margins, long-term growth rates, working capital, discount rates and future market conditions, among others. We base our estimates on assumptions we believe to be reasonable, but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates. During the first quarter of fiscal 2020, the Company recorded $13,848 of impairment charges relating to goodwill and the tradename intangible assets due to the impact of the COVID-19 pandemic. During the second quarter of fiscal 2019, the Company recorded impairment charges of $13,376 relating to goodwill and the tradename intangible assets of the Acquired Businesses. It is possible that our current estimates of future operating results could change adversely and impact the evaluation of the recoverability of the remaining carrying value of goodwill and intangible assets and that the effect of such changes could be material. There can be no assurances that we will not be required to record further charges in our financial statements, which would negatively impact our results of operations during the period in which any impairment of our goodwill or intangible assets is determined.

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

From time to time, we are subject to system or data security problems, including viruses and bugs as well as security issues created by third-party software and applications, employee errors and malfeasance and other various causes. None of these incidents has resulted in any data or information breaches or any other material impact to our financial results. There is no assurance, however, that we would not be subject to material security problems in the future, including cyber or malware attacks, including as an indirect result of the armed conflict between Ukraine and Russia, and we could incur significant expenses or disruptions of our operations in connection with resulting system failures or data and information breaches. The increased use of smartphones, tablets, and other wireless devices, as well as the continued need for a substantial portion of our corporate employees to work remotely during the COVID-19 pandemic, may also heighten these and other operational risks. The costs to us to eliminate or alleviate security problems, viruses and bugs could be significant, and the efforts to address these problems could result in interruptions, delays or cessation of service that may impede our sales, distribution or other critical functions. Furthermore, any security issues that involve the compromise of personal information of our customers or employees could subject us to litigation and/or penalties and harm our reputation, materially and adversely affecting our business and growth. We also do not control our third-party service providers and cannot guarantee that no electronic or physical computer break-ins and security breaches will occur in the future. Lastly, in the case of a disaster affecting our information technology systems, we may experience delays in recovery of data, inability to perform vital corporate functions, tardiness in required reporting and compliance, failures to adequately support our operations and other breakdowns in normal communication and operating procedures that could materially and adversely affect our financial condition and results of operations.

We are continuing to adopt, optimize and improve our information technology systems, processes, and functions. If these systems, processes, and functions do not operate successfully, our business, financial condition, results of operations and cash flows could be materially harmed.

We continue to optimize and improve our information technology environment. For example, in fiscal 2021, we completed the roll-out of a new POS system for the Vince brand and in fiscal 2020, we completed the optimization of our warehouse systems as the initial step to implementing our omni-channel strategy as well as the migration of Rebecca Taylor and Parker brands to Vince’s enterprise resource planning system as part of the integration efforts. We plan to progress these strategies, including the front-end re-platforming of our e-commerce system to upgrade both the load speeds of our e-commerce websites as well as create a streamlined customer experience across multiple mobile devices. If we fail in our efforts to continue adopting, optimizing and improving these systems, processes and functions as currently planned, we could incur further disruptions to our business and operations, including lost e-commerce sales, a negative mobile experience for our customers, deficiencies or weaknesses in our internal controls, as well as additional costs to replace those systems and functions.

Failure to comply with privacy‑related obligations, including privacy laws and regulations in the U.S. and internationally as well as other legal obligations, could materially adversely affect our business.

A variety of laws and regulations, in the U.S. and internationally, govern the collection, use, retention, sharing, transfer and security of personally identifiable information and data, including the European Union’s General Data Protection Regulation (“GDPR”), which became effective during fiscal 2018, the California Consumer Privacy Act of 2018 (“CCPA”), which became effective on January 1, 2020 and the California Privacy Rights Act of 2020 (“CPRA”), which will become effective January 1, 2023. Since the enactment of the CCPA and CPRA, data security laws have been proposed in more than half of the U.S. states and in the U.S. Congress, reflecting a trend toward more stringent privacy legislation in the U.S. Additionally, the Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws as imposing standards for the online collection, use, dissemination, and security of data. It is possible that these laws, rules and regulations, which evolve frequently and may be inconsistent from one jurisdiction to another, could be interpreted to conflict with our practices. In addition to the costs of compliance with and other burdens imposed by privacy and data security laws and regulations, any failure or perceived failure by us or any third parties with whom we do business to comply with these laws, rules and regulations, or with other obligations to which we may be or become subject, may result in actions against us by governmental entities, private claims and litigation, fines, penalties or other liabilities. Any such action would be expensive to defend, could damage our reputation and could adversely affect our business and operating results.

Risks Related to Our Supply Chain

Problems with our distribution process could materially harm our ability to meet customer expectations, manage inventory, complete sale transactions, and achieve targeted operating efficiencies.

In the U.S., we rely on distribution facilities operated by third-party logistics providers in California. Our ability to meet the needs of our wholesale partners and our own direct-to-consumer business depends on the proper operation of these distribution facilities. Because substantially all of our products are distributed from one state, our operations could be interrupted by labor difficulties, or by floods, fires, earthquakes or other natural disasters and health crises, such as the COVID-19 pandemic, at or near such facility. For example, a majority of our ocean shipments go through the ports in California, which had previously been subject to significant processing delays due to COVID-19 as well as a prior blockage in the Suez Canal, resulting not only in shipment disruptions but also in significantly increased freight costs. We also have warehouses overseas, including in Hong Kong and Belgium, operated by third-party logistics providers, supporting our wholesale orders for customers located primarily in the nearby regions. Disruptions at any of these facilities located outside the U.S. (including disruptions related to COVID-19 and the armed conflict between Ukraine and Russia) could also materially and negatively impact our business.

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

In fiscal 2021, we integrated a majority of the warehouse operations of the Acquired Businesses to those of Vince. If such integration efforts do not continue to progress as planned, our business operations may be significantly disrupted, materially and adversely impacting our business results.

Fluctuations in the price, availability and quality of raw materials could cause delays and increase costs and cause our operating results and financial condition to suffer.

Fluctuations in the price, availability and quality of the fabrics or other raw materials, particularly cotton, silk, leather and synthetics used in our manufactured apparel, could have a material adverse effect on cost of sales or our ability to meet customer demands. The prices of fabrics depend largely on the market prices of the raw materials used to produce them. The price and availability of the raw materials and, in turn, the fabrics used in our apparel may fluctuate significantly, depending on many factors, including crop yields, weather patterns, labor costs and changes in oil prices as well as other economic factors, such as those related to the COVID-19 pandemic and the armed conflict between Ukraine and Russia. We may not be able to create suitable design solutions that utilize raw materials with attractive prices or, alternatively, to pass higher raw materials prices and related transportation costs on to our customers. We are not always successful in our efforts to protect our business from the volatility of the market price of raw materials, and our business can be materially affected by dramatic movements in prices of raw materials. The ultimate effect of this change on our earnings cannot be quantified, as the effect of movements in raw materials prices on industry selling prices are uncertain, but any significant increase in these prices could have a material adverse effect on our business, financial condition and operating results.

The extent of our foreign sourcing may adversely affect our business.

In fiscal 2021 we worked with more than 40 manufacturers across 10 countries, with 85% of our products produced in China throughout fiscal 2021. A manufacturing contractor’s failure to ship products to us in a timely manner or to meet the required quality standards could cause us to miss the delivery date requirements of our customers for those items. The failure to make timely deliveries may cause customers to cancel orders, refuse to accept deliveries or demand reduced prices, any of which could have a material adverse effect on us. As a result of the magnitude of our foreign sourcing, our business is subject to the following risks:

•

political and economic instability in countries or regions, especially Asia and in connection with the armed conflict between Ukraine and Russia, including heightened terrorism, diplomatic and other security concerns, which could subject imported or exported goods to additional or more frequent inspections, leading to delays in deliveries or impoundment of goods;

•

imposition of regulations, quotas and other trade restrictions relating to imports, including the additional tariffs and bans imposed on certain imports from China (such as those imposed by the Uyghur Forced Labor Prevention Act), as well as other quotas imposed by bilateral textile agreements between the U.S. and foreign countries from time to time;

•	currency exchange rates;
•

imposition of increased duties, taxes, tariffs (including, but not limited to, ongoing uncertainty related to the future of U.S. tariffs on products manufactured in China and China’s retaliatory tariffs on certain products sourced from the U.S.) and other charges on imports;

•

increases in the costs of fuel, travel and transportation, both related and unrelated to the COVID-19 pandemic and the armed conflict between Ukraine and Russia, and demand for freight services at a time of reduced ocean freight capacity;

•

disease epidemics and health-related concerns, including the COVID-19 pandemic, which could result in travel restrictions, closed factories, reduced workforces and higher labor costs, scarcity of and increased prices for raw materials and scrutiny or embargoing of goods produced in infected areas (such as the recent COVID-19 related governmental restrictions imposed in China);

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

We generally do not have long-term written agreements with any independent manufacturers. As a result, any single manufacturing contractor could unilaterally terminate its relationship with us at any time. Our top five manufacturers accounted for the production of approximately 59% of our finished products during fiscal 2021. Supply disruptions from these manufacturers (or any of our other manufacturers) could have a material adverse effect on our ability to meet customer demands if we are unable to source suitable replacement materials at acceptable prices or at all. Moreover, alternative manufacturers, if available, may not be able to provide us with products or services of a comparable quality, at an acceptable price or on a timely basis. We may also, from time to time, make a decision to enter into a relationship with a new manufacturer. Identifying a suitable supplier is an involved process that requires us to become satisfied with their quality control, responsiveness and service, financial stability and labor and other responsible and/or ethical business practices. There can be no assurance that there will not be a disruption in the supply of our products from independent manufacturers or that any new manufacturer will be successful in producing our products in a manner we expected, especially in light of the COVID-19 pandemic, which initially significantly impacted and is continuing to impact the regions in which many of these manufacturers are located. During fiscal 2017, certain manufacturers demanded accelerated payment terms or prepayments as a condition to delivering finished goods to us, which required us to take various steps to address those requests to avoid disruptions in product deliveries and to return to normal terms. There can be no assurance that such demands would not recur in the future.

If our independent manufacturers fail to use ethical business practices and comply with applicable laws and regulations, our brand images could be harmed due to negative publicity.

We have established operating guidelines which promote responsible and ethical business practices such as fair wage practices, compliance with child labor laws and other local laws. While we monitor compliance with those guidelines, we do not control our independent manufacturers or their business practices. Accordingly, we cannot guarantee their compliance with our guidelines. From time to time, our audit results have revealed a lack of compliance in certain respects, including with respect to local labor, safety, and environmental laws. Other fashion companies have faced criticism after highly publicized incidents or compliance issues have occurred or been exposed at factories producing their products. To the extent our manufacturers do not bring their operations into compliance with such laws or resolve material issues identified in any of our audit results, we may face similar criticism and negative publicity. In addition, other fashion companies have encountered organized boycotts of their products in such situations. If we, or other companies in our industry, encounter similar problems in the future, it could harm our brand images, stock price and results of operations. In addition, a lack of demonstrated compliance by our suppliers could lead us to seek alternative suppliers, which could increase our costs and result in delayed delivery of our products, product shortages or other disruptions of our operations. Furthermore, expectations of ethical business practices continually evolve, may be substantially more demanding than applicable legal requirements and are driven in part by legal developments and by diverse groups active in publicizing and organizing public responses to perceived ethical shortcomings. Accordingly, we cannot predict how expectations of ethical business practices might develop in the future and cannot be certain that our guidelines would satisfy all parties who are active in monitoring and publicizing perceived shortcomings in labor and other business practices worldwide.

Risks Related to Our Structure and Ownership

We are required to pay to the Pre-IPO Stockholders 85% of certain tax benefits and could be required to make substantial cash payments in which our stockholders will not participate.

We entered into a Tax Receivable Agreement with the Pre-IPO Stockholders (as defined therein) in connection with the IPO and Restructuring Transactions which closed on November 27, 2013. Under the Tax Receivable Agreement, we will be obligated to pay to the Pre-IPO Stockholders an amount equal to 85% of the cash savings in federal, state and local income tax realized by us by virtue of our future use of the federal, state and local net operating losses (“NOLs”) held by us as of November 27, 2013, together with section 197 intangible deductions (collectively, the “Pre-IPO Tax Benefits”). “Section 197 intangible deductions” means amortization deductions with respect to certain amortizable intangible assets which are held by us and our subsidiaries immediately after November 27, 2013. Cash tax savings generally will be computed by comparing our actual federal, state and local income tax liability to the amount of such taxes that we would have been required to pay had such Pre-IPO Tax Benefits not been available to us. Assuming the federal, state and local corporate income tax rates presently in effect, no material change in applicable tax law and no limitation on our ability to use the Pre-IPO Tax Benefits under Section 382 of the U.S. Internal Revenue Code, as amended (the “Code”), the estimated cash benefit of the full use of these Pre-IPO Tax Benefits as of January 29, 2022 would be approximately $38,327, of which 85%, or approximately $32,578 plus accrued interest, is potentially payable to the Pre-IPO Stockholders under the terms of the Tax Receivable Agreement. As of January 29, 2022, $0, plus accrued interest, is currently outstanding. However, the Tax Receivable Agreement could require us to make substantial cash payments in the future. Payments made under the Tax Receivable Agreement will depend upon a number of factors, including the amount and timing of taxable income we generate in the future and any future limitations that may be imposed on our ability to use the Pre-IPO Tax Benefits, and estimating future taxable income is inherently uncertain and requires judgment. If we determine in the future that the estimate should be revised, we would be required to either recognize additional liability related to tax benefits expected to be utilized or derecognize liability relating to tax benefits no longer expected to be utilized, which could result in material modifications to our financial statements.

Although we are not aware of any issue that would cause the U.S. Internal Revenue Service (the “IRS”) to challenge any tax benefits arising under the Tax Receivable Agreement, the affiliates of Sun Capital will not reimburse us for any payments previously made if such benefits subsequently are disallowed, although the amount of any tax savings subsequently disallowed will reduce any future payment otherwise owed to the Pre-IPO Stockholders. For example, if our determinations regarding the applicability (or lack thereof) and amount of any limitations on the NOLs under Section 382 of the Code were to be successfully challenged by the IRS after payments relating to such NOLs had been made to the Pre-IPO Stockholders, we would not be reimbursed by the Pre-IPO Stockholders and our recovery would be limited to the extent of future payments (if any) otherwise remaining under the Tax Receivable Agreement. As a result, in such circumstances we could make payments to the Pre-IPO Stockholders under the Tax Receivable Agreement in excess of our actual cash tax savings.

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

Upon the election of an affiliate of Sun Capital to terminate the Tax Receivable Agreement pursuant to a change in control (as defined in the Tax Receivable Agreement) or upon our election to terminate the Tax Receivable Agreement early, all of our payment and other obligations under the Tax Receivable Agreement will be accelerated and will become due and payable. Additionally, the Tax Receivable Agreement provides that in the event that we breach any of our material obligations under the Tax Receivable Agreement by operation of law as a result of the rejection of the Tax Receivable Agreement in a case commenced under Title 11 of the United States Code (the “Bankruptcy Code”), then all of our payment and other obligations under the Tax Receivable Agreement will be accelerated and will become due and payable. In the case of any such acceleration, we would be required to make an immediate payment equal to 85% of the present value of the tax savings represented by any portion of the Pre-IPO Tax Benefits for which payment under the Tax Receivable Agreement has not already been made.

Although as of January 29, 2022, we estimate that we would not be required to make any payment under the Tax Receivable Agreement, in the future, such payments could be substantial and could exceed our actual cash tax savings from the Pre-IPO Tax Benefits. In these situations, our obligations under the Tax Receivable Agreement could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. There can be no assurance that we will have sufficient cash available or that we will be able to finance our obligations under the Tax Receivable Agreement.

We are a “controlled company,” controlled by investment funds advised by affiliates of Sun Capital, whose interests in our business may be different from yours.

Affiliates of Sun Capital owned approximately 71% of our outstanding common stock as of March 31, 2022. As such, affiliates of Sun Capital will, for the foreseeable future, have significant influence over our reporting and corporate management and affairs, and will be able to control virtually all matters requiring stockholder approval. For so long as affiliates of Sun Capital own 30% or more of our outstanding shares of common stock, Sun Cardinal, LLC, an affiliate of Sun Capital, will have the right to designate a majority of our board of directors.

Affiliates of Sun Capital control actions to be taken by us, our board of directors and our stockholders, including amendments to our amended and restated certificate of incorporation and amended and restated bylaws and approval of significant corporate transactions, including mergers and sales of substantially all of our assets. The directors designated by affiliates of Sun Capital have the authority, subject to the terms of our indebtedness and the rules and regulations of the New York Stock Exchange (the “NYSE”), to issue additional stock, implement stock repurchase programs, declare dividends and make other decisions. Our amended and restated certificate of incorporation provides that the doctrine of “corporate opportunity” does not apply to Sun Capital or its affiliates, or any of our directors who are associates of, or affiliated with, Sun Capital, in a manner that would prohibit them from investing in competing businesses or doing business with our partners or customers. It is possible that the interests of Sun Capital and its affiliates may in some circumstances conflict with our interests and the interests of our other stockholders, including you. For example, Sun Capital may have different tax positions from other stockholders, which could influence their decisions regarding whether and when we should dispose of assets, whether and when we should incur new or refinance existing indebtedness, especially in light of the existence of the Tax Receivable Agreement, and whether and when we should terminate the Tax Receivable Agreement and accelerate our obligations thereunder.

Any disputes that arise between us and St. Louis, LLC, or between us and Kellwood, which is now an unaffiliated entity, with respect to our past relationships, could materially harm our business operations.

Disputes may arise between St. Louis, LLC and us and/or between us and Kellwood with respect to any past transitional services provided under the Shared Services Agreement between Vince, LLC and Kellwood in a number of areas relating to our operations or indemnification obligations. Any such dispute, if not resolved, could materially harm our business operations, particularly as we may not obtain adequate recovery of damages from St. Louis, LLC, which has now been dissolved, and Kellwood, which is now an unaffiliated entity.

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

The following table sets forth the location, use and size of our significant corporate facilities and showrooms as of January 29, 2022, all of which are leased under various agreements expiring at various times through fiscal 2034, subject to renewal options.

Location	Use	Approximate Square Footage
New York, NY	Corporate Office	37,113
Los Angeles, CA	Vince Design Studio	28,541
New York, NY	Rebecca Taylor Showroom	5,900
Paris, France	Vince Showroom	4,209

Additionally, as of January 29, 2022, we had 40,929 square feet of excess corporate facility space, of which approximately 6,000 square feet was subleased to a third party.

As of January 29, 2022, we leased 199,581 gross square feet related to our 86 company-operated retail stores. Although our more recent leases are subject to shorter terms as a result of the implementation of our strategy to pursue shorter lease terms, some of our leases have initial terms of 10 years, and in some instances, can be extended for an additional term. Substantially all of our leases require a fixed annual rent, and most require the payment of additional rent if store sales exceed a negotiated amount. Most of our leases are “net” leases, which require us to pay all of the cost of insurance, taxes, maintenance, and utilities. Although we generally cannot cancel these leases at our option, certain of our leases allow us, and in some cases, the lessor, to terminate the lease if we do not achieve a specified gross sales threshold.

The following store list shows the location, opening date, type, and size of our company-operated retail locations as of January 29, 2022:

Vince Locations	State	Opening Date	Type	Gross Square Feet	Selling Square Feet
Washington St. (New York)	NY	February 3, 2009	Street	1,850	1,150
Prince St. (Nolita - New York)	NY	July 25, 2009	Street	2,002	1,356
Geary Street (San Francisco)	CA	October 15, 2009	Street	1,895	1,408
East Oak Street (Chicago)	IL	October 1, 2010	Street	2,590	1,371
Madison Ave. (New York)	NY	August 3, 2012	Street	3,503	1,928
Westport (Westport)	CT	March 28, 2013	Street	1,801	1,344
Greenwich (Greenwich)	CT	July 19, 2013	Street	2,463	1,724
Mercer St. (Soho - New York)	NY	August 22, 2013	Street	4,500	3,080

Vince Locations	State	Opening Date	Type	Gross Square Feet	Selling Square Feet
Columbus Ave. (Upper West Side - New York)	NY	December 18, 2013	Street	4,465	3,126
Newbury St. (Boston)	MA	May 24, 2014	Street	4,124	3,100
Walnut St. (Philadelphia)	PA	August 4, 2014	Street	3,250	2,000
Abbot Kinney (Los Angeles)	CA	September 26, 2015	Street	1,990	1,815
Melrose (West Hollywood)	CA	October 15, 2017	Street	1,932	1,554
Draycott (London, United Kingdom)		September 18, 2019	Street	1,582	1,087
Fifth Ave. (New York)	NY	September 20, 2019	Street	2,820	1,948
East Hampton (East Hampton)	NY	February 6, 2021	Street	1,830	1,290
Knox Street (Dallas)	TX	September 17, 2021	Street	1,802	1,280
Total Street (17)				44,399	30,561
Malibu County Mart (Malibu)	CA	August 9, 2009	Lifestyle Center	1,298	1,070
Town Center at Boca Raton (Boca Raton)	FL	October 13, 2009	Mall	1,498	1,150
The Westchester (White Plains)	NY	November 6, 2009	Mall	2,486	1,775
Phipps Plaza (Atlanta)	GA	April 16, 2010	Mall	1,643	1,356
Stanford Shopping Center (Palo Alto)	CA	September 17, 2010	Lifestyle Center	2,028	1,391
Bellevue Square (Bellevue)	WA	November 5, 2010	Mall	1,460	1,113
Fashion Island (Newport Beach)	CA	May 20, 2011	Lifestyle Center	1,656	1,242
Chestnut Hill (Chestnut Hill)	MA	July 25, 2014	Lifestyle Center	2,357	1,886
Merrick Park (Coral Gables)	FL	April 30, 2015	Lifestyle Center	2,512	1,871
DC City Center (Washington)	DC	April 30, 2015	Lifestyle Center	3,202	2,562
Scottsdale Quarter (Scottsdale)	AZ	May 15, 2015	Lifestyle Center	2,753	2,200
River Oaks (Houston)	TX	October 1, 2015	Lifestyle Center	2,998	2,398
Forum Shops (Las Vegas)	NV	April 1, 2016	Mall	3,220	2,576
Tyson's Galleria (McLean)	VA	April 29, 2016	Mall	2,668	2,134
The Grove (Los Angeles)	CA	May 23, 2016	Lifestyle Center	2,717	2,174
Somerset Collection (Troy)	MI	May 27, 2016	Mall	2,700	2,160
King of Prussia (King of Prussia)	PA	August 18, 2016	Mall	2,600	2,080
Fashion Valley (San Diego)	CA	August 25, 2016	Lifestyle Center	2,817	2,254
Hawaii (Honolulu)	HI	May 25, 2017	Mall	1,828	1,371
Short Hills (Short Hills)	NJ	March 29, 2018	Mall	1,450	1,290
El Paseo Village (Palm Desert)	CA	April 26, 2018	Lifestyle Center	2,394	1,882
Waterside Shops (Naples)	FL	May 24, 2018	Mall	1,723	1,315
The Domain (Austin)	TX	June 28, 2018	Mall	1,719	1,375
Palisades Village (Pacific Palisades)	CA	October 4, 2018	Lifestyle Center	2,953	2,525
The Gardens Mall (Palm Beach Gardens)	FL	October 19, 2018	Mall	2,360	2,025
Aventura Mall (Aventura)	FL	April 5, 2019	Mall	1,873	1,280
Santana Row (San Jose)	CA	August 8, 2019	Lifestyle Center	2,295	1,517
Mall at Millenia (Orlando)	FL	November 21, 2019	Mall	1,768	1,275
The Shops at Riverside (Hackensack)	NJ	February 27, 2020	Mall	2,816	2,253
Southpark (Charlotte)	NC	May 21, 2021	Mall	1,630	1,040
Roosevelt Field (Garden City)	NY	August 6, 2021	Mall	1,678	1,214
Cherry Creek (Denver)	CO	August 20, 2021	Lifestyle Center	2,032	1,512
Pentagon City (Arlington)	VA	September 3, 2021	Mall	1,937	1,359
Total Mall and Lifestyle Centers (33)				73,069	56,625
Total Full-Price (50)				117,468	87,186
Cabazon Premium (Cabazon)	CA	November 11, 2011	Outlet	3,250	2,000
Riverhead (Riverhead)	NY	November 30, 2012	Outlet	2,100	1,490
Fashion Outlets of Chicago (Rosemont)	IL	August 1, 2013	Outlet	3,485	2,599
Seattle Premium (Tulalip)	WA	August 30, 2013	Outlet	2,214	1,550
Las Vegas (Las Vegas)	NV	October 3, 2013	Outlet	2,028	1,420
San Marcos (San Marcos)	TX	October 10, 2014	Outlet	2,433	1,703
Carlsbad Premium (Carlsbad)	CA	October 24, 2014	Outlet	2,453	1,717
Wrentham Village Premium (Wrentham)	MA	September 29, 2014	Outlet	2,000	1,400
Camarillo Premium (Camarillo)	CA	February 1, 2015	Outlet	3,001	2,101
San Francisco Premium (Livermore)	CA	August 13, 2015	Outlet	2,500	1,767
Chicago Premium (Aurora)	IL	August 27, 2015	Outlet	2,300	1,840
Woodbury Commons (Central Valley)	NY	November 6, 2015	Outlet	2,289	1,831
Sawgrass Mills (Sunrise)	FL	December 4, 2015	Outlet	2,539	1,771
National Harbor (Oxon Hill)	MD	June 27, 2019	Outlet	2,400	1,865
Orlando Vineland Premium (Orlando)	FL	November 24, 2020	Outlet	2,914	2,302

Vince Locations	State	Opening Date	Type	Gross Square Feet	Selling Square Feet
Leesburg (Leesburg)	VA	June 11, 2021	Outlet	2,626	2,042
Clarksburg (Clarksburg)	MD	June 18, 2021	Outlet	1,840	1,385
Houston Premium (Cypress)	TX	July 16, 2021	Outlet	3,034	2,203
Total Outlets (18)				45,406	32,986
Total Vince Stores (68)				162,874	120,172

Rebecca Taylor Locations	State	Opening Date	Type	Gross Square Feet	Selling Square Feet
Fashion Island (Newport Beach)	CA	December 9, 2011	Lifestyle Center	2,196	1,500
The Westchester Mall (White Plains)	NY	June 22, 2012	Mall	1,400	1,110
Madison Ave. (New York)	NY	August 3, 2012	Street	4,338	1,901
Northpark Center (Dallas)	TX	April 20, 2017	Mall	1,800	1,450
Washington St. (New York)	NY	August 13, 2020	Street	1,827	1,027
The Shops at Riverside (Hackensack)	NJ	December 3, 2020	Mall	2,816	2,253
Roosevelt Field (Garden City)	NY	August 8, 2021	Mall	1,310	730
Forum Shops (Las Vegas)	NV	November 12, 2021	Mall	1,230	930
The Gardens on El Paseo (Palm Desert)	CA	November 12, 2021	Lifestyle Center	1,363	922
Beverly Center (Los Angeles)	CA	November 23, 2021	Mall	1,787	1,179
Total Full-Price (10)				20,067	13,002
Desert Hills Premium (Cabazon)	CA	October 9, 2020	Outlet	3,628	3,071
Sawgrass Mills (Sunrise)	FL	October 30, 2020	Outlet	2,770	2,150
Woodbury Common Premium (Central Valley)	NY	November 6, 2020	Outlet	1,390	1,039
Carlsbad Premium (Carlsbad)	CA	May 14, 2021	Outlet	1,225	879
Camarillo Premium (Camarillo)	CA	May 21, 2021	Outlet	1,527	1,079
San Francisco Premium (Livermore)	CA	September 17, 2021	Outlet	1,482	885
Seattle Premium (Tulalip)	WA	October 8, 2021	Outlet	2,224	1,714
Wrentham Village Premium (Wrentham)	MA	November 5, 2021	Outlet	2,394	1,538
Total Outlets (8)				16,640	12,355
Total Rebecca Taylor Stores (18)				36,707	25,357

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

Additionally, we are a party to legal proceedings, compliance matters, environmental claims, as well as wage and hour and other labor claims that arise in the ordinary course of our business. Although the outcome of such items cannot be determined with certainty, we believe that the ultimate outcome of these items, individually and in the aggregate, will not have a material adverse impact on our financial position, results of operations or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock trades on the New York Stock Exchange under the symbol “VNCE”.

Record Holders

As of March 31, 2022, there were 3 holders of record of our common stock.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any shares of common stock during the three months ended January 29, 2022.

Unregistered Sales of Equity Securities

None.

ITEM 6.	[RESERVED]
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our fiscal year ends on the Saturday closest to January 31. Fiscal years 2021 and 2020 ended on January 29, 2022 (“fiscal 2021”) and January 30, 2021 (“fiscal 2020”), respectively. Fiscal 2021 and fiscal 2020 each consisted of 52 weeks. The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report. All amounts disclosed are in thousands except store counts, share and per share data and percentages.

This discussion contains forward-looking statements involving risks, uncertainties and assumptions that could cause our results to differ materially from expectations. For a discussion of the risks facing our business, see “Part I, Item 1A—Risk Factors” included in this Annual Report.

COVID-19

The spread of COVID-19, which was declared a pandemic by the World Health Organization in March 2020, remains highly volatile, particularly in light of ongoing vaccination efforts and emerging strains of the virus. In response, we implemented various measures to effectively manage our business as well as the impacts from the COVID-19 pandemic, including (i) serving our customers through our online e-commerce websites during the periods in which we were forced to shut down retail locations or operate with reduced shopping hours, alongside other retailers, including our wholesale partners, in accordance with state and local regulations related to the COVID-19 pandemic; (ii) engaging with our lenders to provide additional liquidity and increased operational flexibility; (iii) temporarily reducing retained employee salaries and suspending board retainer fees; (iv) engaging with our landlords to address the current operating environment, including amending existing lease terms; and (v) streamlining our expense structure and carefully managing operational initiatives to align with the business environment and sales opportunities.

The unpredictable nature of the COVID-19 pandemic could negatively affect the outcome of the measures intended to address its impact and/or our current expectations of our future business performance. See Part I, Item 1A. Risk Factors — “Risks Related to Our Business and Industry — The COVID-19 pandemic has adversely affected, and may continue to adversely affect, our business, financial condition, cash flow, liquidity and results of operations” for additional discussion regarding risks to our business associated with the COVID-19 pandemic.

Executive Overview

We are a global contemporary group, consisting of three brands: Vince, Rebecca Taylor and Parker.

Vince, established in 2002, is a leading global luxury apparel and accessories brand best known for creating elevated yet understated pieces for every day effortless style. Known for its range of luxury products, Vince offers women’s and men’s ready-to-wear, footwear and accessories through 50 full-price retail stores, 18 outlet stores, its e-commerce site, vince.com, and through its subscription service Vince Unfold, vinceunfold.com, as well as through premium wholesale channels globally.

Rebecca Taylor, founded in 1996 in New York City, is a contemporary womenswear line lauded for its signature prints, romantic detailing and vintage inspired aesthetic, reimagined for a modern era. The Rebecca Taylor collection is available at 10 full-price retail stores, 8 outlet stores, through its e-commerce site, rebeccataylor.com, and through its subscription service Rebecca Taylor RNTD, rebeccataylorrntd.com, as well as through major department and specialty stores worldwide.

Parker, founded in 2008 in New York City, is a contemporary women’s fashion brand that is trend focused. While we continue to believe that the Parker brand complements our portfolio, during the first half of fiscal 2020 the Company decided to pause the creation of new products to focus resources on the operations of the Vince and Rebecca Taylor brands. The Parker collection was previously available through major department stores and specialty stores worldwide as well as through its e-commerce website.

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

As a result of the extensive temporary store closures due to the COVID-19 pandemic, comparable sales are not a meaningful metric for the years ended January 29, 2022 and January 30, 2021 and we have not included a discussion within our Results of Operations.

Fiscal 2021 Compared to Fiscal 2020

The following table presents, for the periods indicated, our operating results as a percentage of net sales as well as earnings (loss) per share data:

	Fiscal Year
	2021		2020		Variances
		% of Net		% of Net
	Amount	Sales	Amount	Sales	Amount	Percent
(in thousands, except per share data and percentages)
Statements of Operations:
Net sales	$322,683	100.0%	$219,870	100.0%	$102,813	46.8%
Cost of products sold	176,113	54.6%	131,273	59.7%	44,840	34.2%
Gross profit	146,570	45.4%	88,597	40.3%	57,973	65.4%
Impairment of goodwill and intangible assets	—	0.0%	13,848	6.3%	(13,848)	(100.0)%
Impairment of long-lived assets	—	0.0%	13,026	5.9%	(13,026)	(100.0)%
Selling, general and administrative expenses	146,087	45.3%	122,803	55.9%	23,284	19.0%
Income (loss) from operations	483	0.1%	(61,080)	(27.8)%	61,563	(100.8)%
Interest expense, net	8,606	2.7%	5,007	2.3%	3,599	71.9%
Other income, net	—	0.0%	(2,304)	(1.1)%	2,304	(100.0)%
Loss before income taxes	(8,123)	(2.5)%	(63,783)	(29.0)%	55,660	(87.3)%
Provision for income taxes	4,581	1.4%	1,866	0.9%	2,715	145.5%
Net loss	$(12,704)	(3.9)%	$(65,649)	(29.9)%	$52,945	(80.6)%
Loss per share:
Basic loss per share	$(1.07)		$(5.58)
Diluted loss per share	$(1.07)		$(5.58)

Net sales for fiscal 2021 were $322,683, increasing $102,813, or 46.8%, versus $219,870 for fiscal 2020.

Gross profit increased $57,973, or 65.4%, to $146,570 in fiscal 2021 from $88,597 in fiscal 2020. As a percentage of sales, gross margin was 45.4%, compared with 40.3% in the prior year. The total gross margin rate increase was primarily driven by the following factors:

•

The favorable impact of year-over-year adjustments to inventory reserves contributed positively by approximately 400 basis points as the prior year reflected higher inventory reserves related to the risk associated with the impact of COVID-19;

•

The favorable impact from lower promotional activity contributed positively by approximately 300 basis points due to higher promotional activity as a result of COVID-19 in the direct-to-consumer channel in the prior year; and

•	The unfavorable impact of higher freight costs as a result of challenges in our supply chain driven by COVID-19 contributed negatively by approximately 350 basis points.

Impairment of goodwill and intangible assets for fiscal 2020 was $13,848 which includes the impairment of $9,462 related to goodwill and $4,386 related to indefinite-lived tradenames. There was no impairment of goodwill and intangible assets taken in fiscal 2021.

Impairment of long-lived assets for fiscal 2020 was $13,026 which includes the impairment of $4,470 related to property and equipment and $8,556 related to ROU assets. There was no impairment of long-lived assets taken in fiscal 2021.

Selling, general and administrative (“SG&A”) expenses for fiscal 2021 were $146,087, increasing $23,284, or 19.0%, versus $122,803 for fiscal 2020. SG&A expenses as a percentage of sales were 45.3% and 55.9% for fiscal 2021 and fiscal 2020, respectively. The change in SG&A expenses compared to the prior year period was primarily due to:

•

$13,336 of increased compensation and benefits, as lower expense in the prior year was primarily due to the actions taken in response to COVID-19, which included furloughing our retail store associates as well as a significant portion of our corporate associates, temporarily reducing retained employee salaries and reducing bonus expense;

•	$4,437 of increased marketing and advertising costs, primarily due to investments in digital marketing;
•

$4,167 of increased rent expense, primarily due to lower expense in the prior year which reflected the impact of rent abatements, rent deferrals, rent reductions and other concessions, resulting from negotiations with landlords in the prior year;

•	$1,584 of increased banking and transaction fees as a result of increased sales; and
•	$1,300 of increased product development costs.

The above increases were partially offset by:

•

$1,780 of decreased bad debt expense as higher expense in the prior year was related to the risk associated with our ability to collect outstanding receivables from our customers as a result of COVID-19.

Interest expense, net increased $3,599, or 71.9%, to $8,606 in fiscal 2021 from $5,007 in fiscal 2020 primarily due to higher interest rates as a result of the composition of debt, as well as a $758 write-off of deferred financing costs and a $743 prepayment penalty, both associated with the termination of the 2018 Term Loan Facility during fiscal 2021.

Other income, net in fiscal 2020 was primarily attributable to a benefit from the re-measurement of the liability related to the Tax Receivable Agreement. See “Critical Accounting Policies – Tax Receivable Agreement” below and Note 13 “Related Party Transactions” to the Consolidated Financial Statements in this Annual Report for further information.

Provision for income taxes for fiscal 2021 was $4,581 as compared to $1,866 for fiscal 2020. Our effective tax rate for fiscal 2021 and fiscal 2020 was (56.4)% and (2.9)%, respectively. The effective tax rate for fiscal 2021 differed from the U.S. statutory rate of 21% primarily due to the increase in deferred tax liabilities attributable to indefinite-lived goodwill and intangible assets and the impact of the valuation allowance established against additional deferred tax assets. See Note 10 “Income Taxes” to the Consolidated Financial Statements in this Annual Report for further information. The effective tax rate for fiscal 2020 differed from the U.S. statutory rate of 21% primarily due to the impact of the valuation allowance established against our deferred tax assets partly offset by state taxes.

Performance by Segment

The Company has identified three reportable segments as further described below:

•	Vince Wholesale segment—consists of the Company’s operations to distribute Vince brand products to major department stores and specialty stores in the United States and select international markets;
•

Vince Direct-to-consumer segment—consists of the Company’s operations to distribute Vince brand products directly to the consumer through its Vince branded full-price specialty retail stores, outlet stores, and e-commerce platform, and its subscription service Vince Unfold; and

•

Rebecca Taylor and Parker segment—consists of the Company’s operations to distribute Rebecca Taylor and Parker brand products to major department stores and specialty stores in the U.S. and select international markets, directly to the consumer through their own branded e-commerce platforms and Rebecca Taylor retail and outlet stores, and through its subscription service Rebecca Taylor RNTD.

Unallocated corporate expenses are related to the Vince brand and are comprised of SG&A expenses attributable to corporate and administrative activities (such as marketing, design, finance, information technology, legal and human resources departments), and other charges that are not directly attributable to the Company’s Vince Wholesale and Vince Direct-to-consumer reportable segments.

Beginning with the fourth quarter of fiscal 2021, the Company changed the allocation methodology for certain corporate operational expenses between the Vince Wholesale and Vince Direct-to-consumer segments. The prior period has been updated to conform to the current allocation methodology. These changes did not impact the Company’s previously reported consolidated financial results.

	Fiscal Year
(in thousands)	2021	2020
Net Sales:
Vince Wholesale	$147,817	$105,737
Vince Direct-to-consumer	135,720	86,326
Rebecca Taylor and Parker	39,146	27,807
Total net sales	$322,683	$219,870

Income (loss) from operations:
Vince Wholesale	$45,839	$34,462
Vince Direct-to-consumer	10,873	(25,137)
Rebecca Taylor and Parker	(9,213)	(16,112)
Subtotal	47,499	(6,787)
Unallocated corporate	(47,016)	(54,293)
Total income (loss) from operations	$483	$(61,080)

Vince Wholesale

	Fiscal Year
(in thousands)	2021	2020	$ Change
Net sales	$147,817	$105,737	$42,080
Income from operations	45,839	34,462	11,377

Net sales from our Vince Wholesale segment increased $42,080, or 39.8%, to $147,817 in fiscal 2021 from $105,737 in fiscal 2020, primarily due to higher shipments as the prior year reflected the delay and cancellation of order receipts as a result of the temporary closure of our wholesale partner’s doors due to COVID-19.

Income from operations from our Vince Wholesale segment increased $11,377, or 33.0%, to $45,839 in fiscal 2021 from $34,462 in fiscal 2020 primarily due to higher net sales as noted above and lower adjustments to inventory and bad debt reserves, partly offset by higher freight costs as a result of challenges in our supply chain driven by COVID-19.

Vince Direct-to-consumer

	Fiscal Year
(in thousands)	2021	2020	$ Change
Net sales	$135,720	$86,326	$49,394
Income (loss) from operations	10,873	(25,137)	36,010

Net sales from our Vince Direct-to-consumer segment increased $49,394, or 57.2%, to $135,720 in fiscal 2021 from $86,326 in fiscal 2020. The increase in sales was primarily due to increased store traffic as the prior year reflected the temporary store closures of our domestic and international retail locations due to COVID-19. Since the end of fiscal 2020, six net stores have opened, bringing our total retail store count to 68 (consisting of 50 full price stores and 18 outlet stores) as of January 29, 2022, compared to 62 (consisting of 47 full price stores and 15 outlet stores) as of January 30, 2021.

Our Vince Direct-to-consumer segment had income from operations of $10,873 in fiscal 2021 compared to a loss from operations of $25,137 in fiscal 2020. The increase was primarily due to higher net sales as noted above, lower promotional activity and lower adjustments to inventory reserves, partly offset by higher freight costs as a result of challenges in our supply chain driven by COVID-19 as well as increased SG&A expenses. Additionally, the loss from operations in the prior year included a non-cash impairment charge of $11,725 related to property and equipment and ROU assets.

Rebecca Taylor and Parker

	Fiscal Year
(in thousands)	2021	2020	$ Change
Net sales	$39,146	$27,807	$11,339
Loss from operations	(9,213)	(16,112)	6,899

Net sales from our Rebecca Taylor and Parker segment increased $11,339, or 40.8%, to $39,146 in fiscal 2021 from $27,807 in fiscal 2020 primarily due to (a) a $7,237 increase in wholesale sales, primarily due to higher Rebecca Taylor shipments (as the prior year reflected temporary closure of our wholesale partner’s doors due to COVID-19), partly offset by our pause in the development of new product for the Parker brand, and (b) a $4,102 increase in the direct-to-consumer channels primarily due to increased store traffic as the prior year reflected the temporary store closures of our retail locations due to COVID-19, partly offset by reduced e-commerce traffic resulting from our strategic decisions to refresh the Rebecca Taylor brand.

Loss from operations from our Rebecca Taylor and Parker segment decreased $6,899, or 42.8%, to $9,213 in fiscal 2021 from $16,112, in fiscal 2020. The decrease was primarily driven by higher net sales as noted above. Additionally, the loss from operations in the prior year included a non-cash impairment charge of $1,687 related to indefinite lived intangible assets, property and equipment and ROU assets.

Liquidity and Capital Resources

Our sources of liquidity are cash and cash equivalents, cash flows from operations, if any, borrowings available under the 2018 Revolving Credit Facility (as amended and restated) and our ability to access capital markets, including our Open Market Sale AgreementSM entered into with Jefferies LLC in September 2021 (see Note 8 “Stockholders’ Equity” to the Consolidated Financial Statements in this Annual Report for further information). Our primary cash needs are funding working capital requirements, meeting our debt service requirements and capital expenditures for new stores and related leasehold improvements. The most significant components of our working capital are cash and cash equivalents, accounts receivable, inventories, accounts payable and other current liabilities. Based on our current expectations, we believe that our sources of liquidity will generate sufficient cash flows to meet our obligations during the next twelve months from the date these financial statements are issued. Our recent financial results have been, and our future financial results may be, subject to substantial fluctuations, and may be impacted by business conditions and macroeconomic factors, including the impact of the COVID-19 pandemic and the armed conflict between Ukraine and Russia. Our ability to continue to meet our obligations is dependent on our ability to generate positive cash flow from a combination of initiatives and any failure to successfully implement these initiatives could require us to implement alternative plans to satisfy our liquidity needs. In the event that we are unable to timely service our debt, meet other contractual payment obligations or fund our other liquidity needs, we may need to refinance all or a portion of our indebtedness before maturity, seek waivers of or amendments to our contractual obligations for payment, reduce or delay scheduled expansions and capital expenditures, sell material assets or operations or seek other financing opportunities.

Operating Activities

	Fiscal Year
(in thousands)	2021	2020
Operating activities
Net loss	$(12,704)	$(65,649)
Add (deduct) items not affecting operating cash flows:
Adjustment to Tax Receivable Agreement Liability	—	(2,320)
Impairment of goodwill and intangible assets	—	13,848
Impairment of long-lived assets	—	13,026
Depreciation and amortization	6,496	6,898
Provision for bad debt	(273)	2,194
Loss on disposal of property and equipment	12	—
Amortization of deferred financing costs	788	674
Deferred income taxes	4,380	1,687
Share-based compensation expense	2,076	1,275
Capitalized PIK Interest	2,339	348
Loss on debt extinguishment	1,501	—
Changes in assets and liabilities:
Receivables, net	2,202	6,594
Inventories	(10,341)	(1,823)
Prepaid expenses and other current assets	2,677	533
Accounts payable and accrued expenses	6,024	(6,563)
Other assets and liabilities	(5,398)	4,207
Net cash used in operating activities	$(221)	$(25,071)

Net cash used in operating activities during fiscal 2021 was $221, which consisted of a net loss of $12,704, impacted by non-cash items of $17,319 and cash used by working capital of $4,836. Net cash used by working capital resulted from a cash outflow in inventory of $10,341 primarily due to the timing of receipts and reduced inventory purchases in the prior year, partly offset by a cash inflow in accounts payable and accrued expenses of $6,024 primarily due to the timing of payments to vendors.

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

Investing Activities

	Fiscal Year
(in thousands)	2021	2020
Investing activities
Payments for capital expenditures	$(5,055)	$(3,497)
Net cash used in investing activities	$(5,055)	$(3,497)

Net cash used in investing activities of $5,055 during fiscal 2021 represents capital expenditures primarily related to retail store buildouts, including leasehold improvements and store fixtures, as well as the investment in our information technology systems.

Net cash used in investing activities of $3,497 during fiscal 2020 represents capital expenditures related to retail store build-outs, including leasehold improvements and store fixtures.

Financing Activities

	Fiscal Year
(in thousands)	2021	2020
Financing activities
Proceeds from borrowings under the Revolving Credit Facilities	$331,489	$250,398
Repayment of borrowings under the Revolving Credit Facilities	(337,264)	(237,722)
Repayment of borrowings under the Term Loan Facilities	(24,750)	—
Proceeds from borrowings under the Term Loan Facilities	35,000	—
Proceeds from borrowings under the Third Lien Credit Facility	—	20,000
Proceeds from common stock issuance, net of certain fees	150	—
Tax withholdings related to restricted stock vesting	(69)	(222)
Proceeds from stock option exercises, restricted stock vesting, and issuance of common stock under employee stock purchase plan	114	48
Financing fees	(2,156)	(715)
Net cash provided by financing activities	$2,514	$31,787

Net cash provided by financing activities was $2,514 during fiscal 2021, primarily consisting of $35,000 of proceeds received from the Term Loan Credit Facility, partly offset by the repayment of $24,750 of borrowings under the 2018 Term Loan Facility, $5,775 net repayment of borrowings under the 2018 Revolving Credit Facility and financing fees of $2,156 (which includes a $743 prepayment penalty associated with the termination of the 2018 Term Loan Facility during fiscal 2021).

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

Through January 29, 2022, on an inception to date basis, the Company had not made any repayments on the Term Loan Credit Facility.

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

On September 7, 2021, Vince, LLC entered into the Term Loan Credit Facility as described above. All outstanding amounts of $25,960, including interest and a prepayment penalty of $743 (which is included within financing fees on the Consolidated Statements of Cash Flows), under the 2018 Term Loan Facility were repaid in full and the 2018 Term Loan Facility was terminated. Additionally, the Company recorded expense of $758 related to the write-off of the remaining deferred financing costs.

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

The Third Revolver Amendment also (a) waived events of default; (b) temporarily increased the applicable margin on all borrowings of revolving loans by 0.75% per annum during the Third Amendment Accommodation Period and increased the LIBOR floor from 0% to 1.0%; (c) eliminated Vince LLC’s and any loan party’s ability to designate subsidiaries as unrestricted and to make certain payments, restricted payments and investments during the Third Amendment Extended Accommodation Period; (d) temporarily suspended the Fixed Charge Coverage Ratio covenant through the Third Amendment Extended Accommodation Period; (e) required Vince, LLC to maintain a Fixed Charge Coverage Ratio of 1.0 to 1.0 in the event the excess availability under the 2018 Revolving Credit Facility was less than (x) $10,000 between September 6, 2020 and January 9, 2021, (y) $12,500 between January 10, 2021 and January 31, 2021 and (z) $15,000 at all other times during the Third Amendment Extended Accommodation Period; (f) imposed a requirement (y) to pay down the 2018 Revolving Credit Facility to the extent cash on hand exceeded $5,000 on the last day of each week and (z) that, after giving effect to any borrowing thereunder, Vince, LLC may have no more than $5,000 of cash on hand; (g) permitted Vince, LLC to incur up to $8,000 of additional secured debt (in addition to any interest accrued or paid in kind), to the extent subordinated to the 2018 Revolving Credit Facility on terms reasonably acceptable to Citizens; (h) established a method for imposing a successor reference rate if LIBOR should become unavailable, (i) extended the delivery periods for (x) annual financial statements for the fiscal year ended February 1, 2020 to June 15, 2020 and (y) quarterly financial statements for the fiscal quarters ended May 2, 2020 and August 1, 2020 to July 31, 2020 and October 29, 2020, respectively, and (j) granted ongoing relief through September 30, 2020 with respect to certain covenants regarding the payment of lease obligations.

As a result of the Third Revolver Amendment, the Company incurred $376 of additional deferred financing costs. In accordance with ASC Topic 470, “Debt”, the Company accounted for this amendment as a debt modification and recorded the additional deferred financing costs as deferred debt issuance costs which will be amortized over the remaining term of the 2018 Revolving Credit Facility.

On December 11, 2020, Vince, LLC entered into the Fifth Amendment (the “Fifth Revolver Amendment”) to the 2018 Revolving Credit Facility. The Fifth Revolver Amendment, among other things, (i) extended the period from November 30, 2020 to July 31, 2021 (such period, “Accommodation Period”), during which the eligibility of certain account debtors was revised by extending by 30 days the time those accounts may remain outstanding past due as well as increasing the concentration limits of certain account debtors; (ii) extended the period through which the applicable margin on all borrowings of revolving loans by 0.75% per annum during such Accommodation Period; (iii) extended the period from October 30, 2021 to January 29, 2022, during which the cap on which certain items eligible to be added back to “Consolidated EBITDA” (as defined in the 2018 Revolving Credit Facility) was increased to 27.5% from 22.5%; (iv) extended the temporary suspension of the Consolidated Fixed Charge Coverage Ratio (“FCCR”) covenant through the delivery of a compliance certificate relating to the fiscal quarter ended January 29, 2022 (such period, the “Extended Accommodation Period”), other than the fiscal quarter ending January 29, 2022; (v) required Vince, LLC to maintain an FCCR of 1.0 to 1.0 in the event the excess availability under the 2018 Revolving Credit Facility was less than (x) $7,500 through the end of the Accommodation Period; and (y) $10,000 from August 1, 2020 through the end of the Extended Accommodation Period; (vi) permitted Vince, LLC to incur the debt under the Third Lien Credit Facility (as described below); (vii) revised the definition of “Cash Dominion Trigger Amount” to mean $15,000 through the end of the Extended Accommodation Period and at all other times thereafter, 12.5% of the loan cap and $5,000, whichever is greater; (viii) deemed the Cash Dominion Event (as defined in the credit agreement for the 2018 Revolving Credit Facility) as triggered during the Accommodation Period; and (ix) required an engagement by the Company of a financial advisor from February 1, 2021 until March 31, 2021 (or until the excess availability was greater than 25% of the loan cap for a period of at least thirty days, whichever is later) to assist in the preparation of certain financial reports, including the review of the weekly cashflow reports and other items. As of April 2021, the requirement to engage a financial advisor had been satisfied.

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

As of January 29, 2022, the Company was in compliance with applicable covenants. As of January 29, 2022, $40,620 was available under the 2018 Revolving Credit Facility, net of the loan cap, and there were $34,624 of borrowings outstanding and $5,345 of letters of credit outstanding under the 2018 Revolving Credit Facility. The weighted average interest rate for borrowings outstanding under the 2018 Revolving Credit Facility as of January 29, 2022 was 1.8%.

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

Interest on loans under the Third Lien Credit Facility is payable in kind at a rate equal to the LIBOR rate (subject to a floor of 1.0%) plus applicable margins subject to a pricing grid based on minimum Consolidated EBITDA (as defined in the Third Lien Credit Agreement). During the continuance of certain specified events of default, interest may accrue on the loans under the Third Lien Credit Facility at a rate of 2.0% in excess of the rate otherwise applicable to such amount. The Third Lien Credit Facility contains representations, covenants and conditions that were substantially similar to those under the 2018 Term Loan Facility, except the Third Lien Credit Facility does not contain any financial covenants.

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

Contractual Obligations

The following table summarizes our contractual obligations as of January 29, 2022:

	Future payments due by period
(in thousands)	2022	2023-2024	2025-2026	Thereafter	Total
Unrecorded contractual obligations
Other contractual obligations (1)	$91,178	$893	$—	$—	$92,071
Recorded contractual obligations
Operating lease obligations	28,410	53,512	27,984	31,882	141,788
Long-term debt obligations	2,625	7,000	25,375	23,087	58,087
Tax Receivable Agreement (2)					—
Total	$122,213	$61,405	$53,359	$54,969	$291,946

(1)	Consists primarily of inventory purchase obligations and service contracts.
(2)	VHC entered into the Tax Receivable Agreement with the Pre-IPO Stockholders (as described in Note 13 “Related Party Transactions” to the Consolidated Financial Statements in this Annual Report).

The summary above does not include the following items:

•

As of January 29, 2022, we have recorded $556 of unrecognized tax benefits, excluding interest and penalties. We are unable to make reliable estimates of cash flows by period due to the inherent uncertainty surrounding the effective settlement of these positions.

•

Interest payable under the Term Loan Facility, which is calculated at a rate equal to the 90-day LIBOR rate, or an alternate applicable reference rate in the event LIBOR is no longer available, subject, in either case, to a 1.0% floor, plus 7.0%. See Note 4 “Long-Term Debt and Financing Arrangements” to the Consolidated Financial Statements in this Annual Report for additional information.

•

Interest payable under the 2018 Revolving Credit Facility (as amended and restated), which is calculated at either the LIBOR rate or the Base Rate, in each case, with applicable margins subject to a pricing grid based on an average daily excess availability calculation. The “Base Rate” means, for any day, a fluctuating rate per annum equal to the highest of (i) the rate of interest in effect for such day as publicly announced from time to time by Citizens as its prime rate; (ii) the Federal Funds Rate for such day, plus 0.5%; and (iii) the LIBOR Rate for a one month interest period as determined on such day, plus 1.00%. See Note 4 “Long-Term Debt and Financing Arrangements” to the Consolidated Financial Statements in this Annual Report for additional information.

•

Interest payable under the Third Lien Credit Facility is payable in kind at a rate equal to the 90-day LIBOR rate, or an alternate applicable reference rate in the event LIBOR is no longer available, plus 9.0% at all times. See Note 4 “Long-Term Debt and Financing Arrangements” to the Consolidated Financial Statements in this Annual Report for additional information.

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

Accounts receivable are recorded net of allowances for expected future chargebacks and estimated margin support from wholesale partners. It is the nature of the apparel and fashion industry that suppliers like us face significant pressure from wholesale partners in the retail industry to provide allowances to compensate for their margin shortfalls. This pressure often takes the form of customers requiring us to provide price concessions on prior shipments as a prerequisite for obtaining future orders. Pressure for these concessions is largely determined by overall retail sales performance and, more specifically, the performance of our products at retail. To the extent our wholesale partners have more of our goods on hand at the end of the season, there will be greater pressure for us to grant markdown concessions on prior shipments. Our accounts receivable balances are reported net of expected allowances for these matters based on the historical level of concessions required and our estimates of the level of markdowns and allowances that will be required in the coming season. We evaluate the allowance balances on a continual basis and adjust them as necessary to reflect changes in anticipated allowance activity.

At January 29, 2022, a hypothetical 1% change in the reserves for allowances would have resulted in a change of $66 in accounts receivable and net sales.

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

At January 29, 2022, a hypothetical 1% change in the inventory obsolescence reserve would have resulted in a change of $41 in inventory, net of cost of products sold.

Fair Value Assessments of Goodwill and Other Indefinite-Lived Intangible Assets

Goodwill and other indefinite-lived intangible assets are tested for impairment at least annually and in an interim period if a triggering event occurs. As discussed in further detail below, we determined that a triggering event occurred during the first quarter of fiscal 2020.

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

In both fiscal 2021 and fiscal 2020, the Company performed its annual impairment test during the fourth quarter.

In fiscal 2021, the Company elected to perform a quantitative impairment test on goodwill allocated to the Company’s Vince Wholesale reporting unit. The results of the quantitative test did not result in any impairment because the fair value of the Company’s Vince Wholesale reporting unit exceeded its carrying value. The fair value of the Company’s Vince Wholesale reporting unit was estimated using a combination of the income approach (the discounted cash flows method) and the market approach (guideline public company method). The more significant assumptions used in projecting the discounted cash flows included: a discount rate of 18.5%, which was determined from relevant market comparisons and adjusted for company specific risks and projected EBITDA margins of low double-digits based upon our current and past performance as well as industry data. The guideline public company method applies a representative market multiple derived from revenue and EBITDA for a group of comparable public companies to the Company’s financial forecasts. Changes in these assumptions could have a significant impact on the valuation model.

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

Goodwill was $31,973 as of both January 29, 2022 and January 30, 2021.

In the fourth quarter of fiscal 2021, the Company elected to perform a quantitative impairment test on its Vince tradename and the Rebecca Taylor tradename indefinite-lived intangible assets. The results of the quantitative test did not result in any impairment because the fair value of the Company’s Vince tradename and Rebecca Taylor tradename intangible assets exceeded their carrying values. The more significant assumptions used in projecting the discounted cash flows included: a discount rate of 18.5% and 19.5% for the Vince and Rebecca Taylor tradenames, respectively, which was determined from relevant market comparisons and adjusted for company specific risks; low single-digit royalty rates and projected revenues based upon our current and past performance as well as industry data. Changes in these assumptions could have a significant impact on the valuation model.

In the fourth quarter of fiscal 2020, the Company also elected to perform a quantitative impairment test on its Vince tradename and the Rebecca Taylor tradename indefinite-lived intangible assets. The results of the quantitative test did not result in any impairment because the fair value of the Company’s Vince tradename and Rebecca Taylor tradename intangible assets exceeded their carrying values by 2% and 9%, respectively. The more significant assumptions used in projecting the discounted cash flows included: a discount rate of 19% and 20% for the Vince and Rebecca Taylor tradenames, respectively, which was determined from relevant market comparisons and adjusted for company specific risks; low single-digit royalty rates and projected revenues based upon our current and past performance as well as industry data. Changes in these assumptions could have a significant impact on the valuation model.

Indefinite-lived tradename intangible assets were $71,800 as of both January 29, 2022 and January 30, 2021, which is included within Intangible assets, net in our Consolidated Balance Sheets.

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

The finite-lived intangible assets are comprised of Vince customer relationships which are being amortized on a straight-line basis over their useful lives of 20 years and the Parker tradename intangible asset which is being amortized on a straight-line basis over its useful life of 10 years.

Tax Receivable Agreement

In connection with the consummation of the IPO, we entered into a Tax Receivable Agreement with the Pre-IPO Stockholders. The Tax Receivable Agreement provides for payments to the Pre-IPO Stockholders in an amount equal to 85% of the aggregate reduction in taxes payable realized by the Company and its subsidiaries from the utilization of the Pre-IPO Tax Benefits. Amounts payable under the Tax Receivable Agreement are contingent upon, among other things, (i) generation of future taxable income over the term of the Tax Receivable Agreement and (ii) changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits, then we would not be required to make the related payment obligations under the Tax Receivable Agreement. Therefore, we would only recognize a liability for the Tax Receivable Agreement obligation if we determine if it is probable that we will generate sufficient future taxable income over the term of the Tax Receivable Agreement to utilize the related tax benefits. Estimating future taxable income is inherently uncertain and requires judgment. In projecting future taxable income, we consider our historical results and incorporate certain assumptions, including revenue growth, operating margins, and projected retail location openings, among others. If we determine in the future that we will not be able to fully utilize all or part of the related tax benefits, we would derecognize the portion of the liability related to benefits not expected to be utilized. Alternatively, if we generate additional future taxable income beyond our current estimate, we would recognize additional liability related to benefits expected to be utilized. See Note 13 “Related Party Transactions” to the Consolidated Financial Statements in this Annual Report for additional information.

During the first quarter of fiscal 2020, the obligation under the Tax Receivable Agreement was adjusted as a result of changes in the levels of projected pre-tax income, primarily as a result of COVID-19. The adjustment resulted in a net decrease of $2,320 to the liability under the Tax Receivable Agreement with the corresponding adjustment accounted for within Other income, net on the Consolidated Statement of Operations and Comprehensive Income (Loss). As of January 29, 2022, the Company’s total obligation under the Tax Receivable Agreement was estimated to be $0 based on projected future pre-tax income.

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

Due to the uncertain nature of the realization of our deferred income tax assets, during the fourth quarter of fiscal 2016, we recorded valuation allowances within Provision for income taxes on the Consolidated Statements of Operations and Comprehensive Income (Loss). During fiscal 2021, the Company recorded additional valuation allowances in the amount of $7,215 and maintained a full valuation allowance on all deferred tax assets that have a definite life as we do not believe it is more likely than not that such deferred tax assets will be recognized. Indefinite-lived net operating losses have been recognized to the extent we believe they can be utilized against indefinite-lived deferred tax liabilities. This valuation allowance is subject to periodic review, and if the allowance is reduced, the tax benefit will be recorded in the future operations as a reduction of our income tax expense.

Recent Accounting Pronouncements

For information on certain recently issued or proposed accounting standards which may impact the Company, please refer to the notes to Consolidated Financial Statements in this Annual Report.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are not required to provide the information in this Item.

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

Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of January 29, 2022.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), that occurred during the fiscal quarter ended January 29, 2022 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of January 29, 2022. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on this assessment, management has concluded that, as of January 29, 2022, our internal control over financial reporting was not effective, as management identified a deficiency in internal control over financial reporting that was determined to rise to the level of a material weakness. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We previously disclosed in our Annual Report on Form 10-K for the period ended January 30, 2021, as well as in our Quarterly Reports on Form 10-Q for each interim period in fiscal 2021, a material weakness in our internal control over financial reporting relating to the following:

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

To fully address the remediation of deficiencies related to segregation of duties, we will need to fully remediate the deficiencies regarding systems access.

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

While we have reported a material weakness that is not yet remediated, we believe we have made continued progress in addressing financial, compliance, and operational risks and improving controls across the Company. Until the material weakness is remediated, we will continue to perform additional analysis, substantive testing, and other post-closing procedures to ensure that our consolidated financial statements are prepared in accordance with U.S. GAAP.

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

On April 28, 2022, Marc J. Leder resigned from the board of directors (the “Board”) of the Company, effective immediately.  Mr. Leder’s resignation did not involve a disagreement with the Company or any matter relating to the Company’s operations, policies or practices.

On April 28, 2022, the Board unanimously elected Kelli Turner as a Class III director, effective immediately. Ms. Turner will fill the vacancy created by Mr. Leder’s resignation and will serve as the Board’s Chairwoman. Ms. Turner is not expected to serve on any Board committees. Following Ms. Turner’s appointment, the Board continues to consist of seven directors with two seats that will remain vacant.

Ms. Turner is Managing Director and Chief Financial Officer of Sun Capital Partners, Inc. (“Sun Capital”), which, through certain of its affiliates (together with Sun Capital, the “Sun Entities”), beneficially owns a majority of the Company’s common stock.

Pursuant to the Company’s amended and restated certificate of incorporation, so long as the Sun Entities beneficially own at least 30% of the then outstanding shares of the Company’s common stock, Sun Cardinal, LLC has the right to designate the majority of the Board, to fix the size of the Board and to designate the chairperson of the Board and the chairperson of each committee of the Board.

Ms. Turner will not receive any compensation from the Company for serving on the Board.

There are no family relationships between Ms. Turner and any director, executive officer or nominees thereof of the Company. There are no related party transactions between the Company and Ms. Turner that would require disclosure under Item 404(a) of Regulation S-K under the Exchange Act.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is incorporated herein by reference from the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2022 annual meeting of stockholders. Our definitive proxy statement will be filed on or before 120 days after the end of fiscal 2021.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item is incorporated herein by reference from the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2022 annual meeting of stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated herein by reference from the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2022 annual meeting of stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated herein by reference from the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2022 annual meeting of stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item is incorporated herein by reference from the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2022 annual meeting of stockholders.

PART IV

ITEM 15.	EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.
(a)	Financial Statements and Financial Statement Schedules. See “Index to the Audited Consolidated Financial Statements” which is located on F-1 of this Annual Report on Form 10-K.
(b)	Exhibits. See the exhibit index which is included herein.

Exhibit Listing:

Exhibit Number	Exhibit Description

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

Exhibit Number	Exhibit Description

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

10.4†

Form of Indemnification Agreement (for directors and officers affiliated with Sun Capital Partners, Inc.) (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 27, 2013).

10.5†

Form of Indemnification Agreement (for directors and officers not affiliated with Sun Capital Partners, Inc.) (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 27, 2013).

10.6†

Vince Holding Corp. Amended and Restated 2013 Omnibus Incentive Plan (incorporated by reference to Annex A to the Company’s Information Statement on Schedule 14C filed with the Securities and Exchange Commission on April 26, 2018).

10.7†

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

10.9†

Vince Holding Corp. Amended and Restated 2013 Employee Stock Purchase Plan (incorporated by reference to Annex A to the Company’s Information Statement on Schedule 14C filed with the Securities and Exchange Commission on September 3, 2015).

10.10

First Amendment to the Tax Receivable Agreement, dated as of September 1, 2015, between Vince Holding Corp., the Stockholders, and the Stockholder Representative (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 10, 2015).

10.11†

Employment Offer Letter, dated as of January 12, 2016, by and between Vince, LLC and David Stefko (incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 14, 2016).

10.12

Agreement, dated as of July 13, 2017, by and between Vince, LLC and Rebecca Taylor, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2017).

10.13†

Employment Offer Letter, dated as of January 10, 2017, by and between Vince, LLC and Marie Fogel (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 12, 2019).

Exhibit Number	Exhibit Description

10.14†

Amendment No. 1 to Employment Offer Letter, dated as of July 11, 2017, by and between Vince, LLC and Marie Fogel (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 12, 2019).

10.15†

Amendment No. 2 to Employment Offer Letter, dated as of June 29, 2018, by and between Vince, LLC and Marie Fogel (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 12, 2019).

10.16†

Amendment No. 3 to Employment Offer Letter, dated March 1, 2021, by and between Vince, LLC and Marie Fogel (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 30, 2021).

10.17

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

10.18

First Amendment to 2018 Revolving Credit Facility Credit Agreement, dated November 1, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 12, 2019).

10.19

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

10.20

Third Amendment to 2018 Revolving Credit Facility Credit Agreement, dated June 8, 2020 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on September 15, 2020).

10.21

Amendment and Consent, dated June 23, 2020, to 2018 Term Loan Facility Credit Agreement and 2018 Revolving Credit Facility Credit Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on September 15, 2020).

10.22

Fifth Amendment to 2018 Revolving Credit Facility Credit Agreement, dated December 11, 2020 (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 30, 2021).

10.23

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

10.24

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

10.25

Limited Waiver and Amendment to 2018 Term Loan Facility Credit Agreement, dated March 30, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on July 31, 2020).

Exhibit Number	Exhibit Description

10.26

Third Amendment to 2018 Term Loan Facility Credit Agreement, dated June 8, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on September 15, 2020).

10.27

Fifth Amendment to 2018 Term Loan Facility Credit Agreement, dated December 11, 2020 (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 30, 2021).

10.28†

Form of Restricted Stock Unit Agreement with respect to RSUs granted to David Stefko on May 25, 2018 (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 12, 2019).

10.29†

Form of Restricted Stock Unit Agreement with respect to RSUs granted pursuant to the Company’s annual long-term incentive program (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 12, 2019).

10.30†

Form of Restricted Stock Unit Agreement with respect to RSUs granted pursuant to the Company’s 2018 Option Exchange (incorporated by reference to Exhibit (d)(9) to the Company’s Tender Offer Statement on Schedule TO filed with the Securities and Exchange Commission on April 26, 2018).

10.31

Equity Purchase Agreement, dated November 4, 2019 and effective November 3, 2019, by and between Vince, LLC and Contemporary Lifestyle Group, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities Exchange Commission on November 5, 2019).

10.32†

Employment Offer Letter, dated May 23, 2019, by and between Vince, LLC and Lee Meiner (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 11, 2020).

10.33†

Amendment No.1 to Employment Offer Letter, dated March 1, 2021, by and between Vince, LLC and Lee Meiner (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 30, 2021).

10.34

Credit Agreement, dated as of December 11, 2020, by and among Vince, LLC as the borrower and the guarantors named therein, SK Financial Services, LLC as administrative agent and collateral agent, and the other lenders from time to time party thereto (incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 30, 2021).

10.35†

Employment Agreement, dated March 8, 2021 by and between Vince, LLC and Jonathan “Jack” Schwefel (incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 30, 2021).

10.36†

Employment Offer Letter, dated April 5, 2021, by and between Vince, LLC and Akiko Okuma (incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 30, 2021).

10.37

Sixth Amendment to 2018 Revolving Credit Facility Credit Agreement, dated April 26, 2021 (incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 30, 2021).

10.38

Sixth Amendment to 2018 Term Loan Facility Credit Agreement, dated April 26, 2021 (incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 30, 2021).

10.39

Credit Agreement, dated as of September 7, 2021, by and among Vince, LLC as the borrower, the guarantors named therein, PLC Agent, LLC, as agent, and the other lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on September 9, 2021)

Exhibit Number	Exhibit Description

10.40

Amended and Restated Credit Agreement, dated as of September 7, 2021, by and among Vince, LLC as the borrower, the guarantors named therein, Citizens Bank, N.A., as agent, and the other lenders from time to time party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on September 9, 2021).

10.41

First Amendment to Credit Agreement, dated as of September 7, 2021, by and among Vince, LLC as the borrower, SK Financial Services, LLC, as agent, and the other lenders from time to time party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on September 9, 2021).

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

Signature	Title	Date

/s/ Jonathan Schwefel	Chief Executive Officer (Principal Executive Officer) (Director)	April 29, 2022
Jonathan Schwefel

/s/ David Stefko	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	April 29, 2022
David Stefko

/s/ Matthew Garff	Director	April 29, 2022
Matthew Garff

/s/ Jerome Griffith	Director	April 29, 2022
Jerome Griffith

/s/ Robin Kramer	Director	April 29, 2022
Robin Kramer

/s/ Michael Mardy	Director	April 29, 2022
Michael Mardy

/s/ Kelli Turner	Director	April 29, 2022
Kelli Turner

/s/ Eugenia Ulasewicz	Director	April 29, 2022
Eugenia Ulasewicz

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Vince Holding Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vince Holding Corp. and its subsidiaries (the “Company”) as of January 29, 2022 and January 30, 2021, and the related consolidated statements of operations and comprehensive income (loss), of stockholders’ equity and of cash flows for the years then ended, including the related notes and financial statement schedule listed in the index appearing on page F-1 for the years ended January 29, 2022 and January 30, 2021 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 29, 2022 and January 30, 2021, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill Impairment Assessment - Vince Wholesale Reporting Unit

As described in Notes 1 and 2 to the consolidated financial statements, the Company’s consolidated goodwill balance was $32.0 million as of January 29, 2022. Goodwill is tested for impairment at least annually and in an interim period if a triggering event occurs. Management compares the fair value of the reporting unit to the carrying amount. If the carrying value of the reporting unit exceeds its estimated fair value, an impairment loss is recorded for the amount by which a reporting unit’s carrying value exceeds the fair value, not to exceed the carrying amount of goodwill. Fair value is estimated by management using a combination of discounted cash flows and market comparisons. Determining the fair value is subjective in nature and involves the use of significant estimates and assumptions by management. The development of discounted cash flows is dependent on a number of factors, including estimates of projected revenues, EBITDA margins, long term growth rates, working capital, discount rates and other variables.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the Vince Wholesale reporting unit is a critical audit matter are (i) the significant judgment by management when determining the fair value of the reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to estimates of projected revenues, EBITDA margins, and the discount rate used in the development of discounted cash flows; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others (i) testing management’s process for determining the fair value of the reporting unit; (ii) evaluating the appropriateness of the discounted cash flow approach; (iii) testing the completeness and accuracy of underlying data used in the discounted cash flow approach; and (iv) evaluating the significant assumptions related to estimates of projected revenues, EBITDA margins, and the discount rate. Evaluating management’s assumptions related to estimates of projected revenues and EBITDA margins involved evaluating whether the assumptions used were reasonable considering (i) the current and past performance of the Vince Wholesale reporting unit; (ii) the consistency with industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s discounted cash flow approach and the discount rate assumption.

/s/PricewaterhouseCoopers LLP

New York, New York

April 29, 2022

We have served as the Company’s auditor since 2012.

VINCE HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	January 29,	January 30,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$1,056	$3,777
Trade receivables, net	29,948	31,878
Inventories, net	78,564	68,226
Prepaid expenses and other current assets	5,804	6,703
Total current assets	115,372	110,584
Property and equipment, net	17,117	17,741
Operating lease right-of-use assets, net	92,677	91,982
Intangible assets, net	75,835	76,491
Goodwill	31,973	31,973
Other assets	4,253	4,173
Total assets	$337,227	$332,944

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$46,722	$40,216
Accrued salaries and employee benefits	6,244	4,231
Other accrued expenses	13,226	15,688
Short-term lease liabilities	22,700	22,085
Current portion of long-term debt	2,625	—
Total current liabilities	91,517	82,220
Long-term debt	88,869	84,485
Long-term lease liabilities	94,367	97,144
Deferred income tax liability	6,067	1,688
Other liabilities	627	1,200

Commitments and contingencies (Note 5)

Stockholders' equity:
Common stock at $0.01 par value (100,000,000 shares authorized, 11,986,127 and 11,809,023 shares issued and outstanding at January 29, 2022 and January 30, 2021, respectively)	120	118
Additional paid-in capital	1,140,516	1,138,247
Accumulated deficit	(1,084,734)	(1,072,030)
Accumulated other comprehensive loss	(122)	(128)
Total stockholders' equity	55,780	66,207
Total liabilities and stockholders' equity	$337,227	$332,944

See accompanying notes to Consolidated Financial Statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share and per share data)

	Fiscal Year
	2021	2020
Net sales	$322,683	$219,870
Cost of products sold	176,113	131,273
Gross profit	146,570	88,597
Impairment of goodwill and intangible assets	—	13,848
Impairment of long-lived assets	—	13,026
Selling, general and administrative expenses	146,087	122,803
Income (loss) from operations	483	(61,080)
Interest expense, net	8,606	5,007
Other income, net	—	(2,304)
Loss before income taxes	(8,123)	(63,783)
Provision for income taxes	4,581	1,866
Net loss	$(12,704)	$(65,649)
Other comprehensive income (loss):
Foreign currency translation adjustments	6	(25)
Comprehensive loss	$(12,698)	$(65,674)
Loss per share:
Basic loss per share	$(1.07)	$(5.58)
Diluted loss per share	$(1.07)	$(5.58)
Weighted average shares outstanding:
Basic	11,902,307	11,769,689
Diluted	11,902,307	11,769,689

See accompanying notes to Consolidated Financial Statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Stock
	Number of Shares Outstanding	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of February 1, 2020	11,680,593	$117	$1,137,147	$(1,006,381)	$(103)	$130,780
Comprehensive loss:
Net loss	—	—	—	(65,649)	—	(65,649)
Foreign currency translation adjustment	—	—	—	—	(25)	(25)
Share-based compensation expense	—	—	1,275	—	—	1,275
Restricted stock unit vestings	161,065	1	(1)	—	—	—
Tax withholdings related to restricted stock vesting	(41,659)	—	(222)	—	—	(222)
Issuance of common stock related to Employee Stock Purchase Plan ("ESPP")	9,024	—	48	—	—	48
Balance as of January 30, 2021	11,809,023	118	1,138,247	(1,072,030)	(128)	66,207
Comprehensive loss:
Net loss	—	—	—	(12,704)	—	(12,704)
Foreign currency translation adjustment	—	—	—	—	6	6
Common stock issuance, net of certain fees	17,134	—	150	—	—	150
Share-based compensation expense	—	—	2,076	—	—	2,076
Restricted stock unit vestings	154,387	2	(1)	—	—	1
Tax withholdings related to restricted stock vesting	(6,428)	—	(69)	—	—	(69)
Issuance of common stock related to ESPP	12,011	—	113	—	—	113
Balance as of January 29, 2022	11,986,127	$120	$1,140,516	$(1,084,734)	$(122)	$55,780

See accompanying notes to Consolidated Financial Statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year
	2021	2020
Operating activities
Net loss	$(12,704)	$(65,649)
Add (deduct) items not affecting operating cash flows:
Adjustment to Tax Receivable Agreement Liability	—	(2,320)
Impairment of goodwill and intangible assets	—	13,848
Impairment of long-lived assets	—	13,026
Depreciation and amortization	6,496	6,898
Provision for bad debt	(273)	2,194
Loss on disposal of property and equipment	12	—
Amortization of deferred financing costs	788	674
Deferred income taxes	4,380	1,687
Share-based compensation expense	2,076	1,275
Capitalized PIK Interest	2,339	348
Loss on debt extinguishment	1,501	—
Changes in assets and liabilities:
Receivables, net	2,202	6,594
Inventories	(10,341)	(1,823)
Prepaid expenses and other current assets	2,677	533
Accounts payable and accrued expenses	6,024	(6,563)
Other assets and liabilities	(5,398)	4,207
Net cash used in operating activities	(221)	(25,071)
Investing activities
Payments for capital expenditures	(5,055)	(3,497)
Net cash used in investing activities	(5,055)	(3,497)
Financing activities
Proceeds from borrowings under the Revolving Credit Facilities	331,489	250,398
Repayment of borrowings under the Revolving Credit Facilities	(337,264)	(237,722)
Repayment of borrowings under the Term Loan Facilities	(24,750)	—
Proceeds from borrowings under the Term Loan Facilities	35,000	—
Proceeds from borrowings under the Third Lien Credit Facility	—	20,000
Proceeds from common stock issuance, net of certain fees	150	—
Tax withholdings related to restricted stock vesting	(69)	(222)
Proceeds from stock option exercises, restricted stock vesting, and issuance of common stock under employee stock purchase plan	114	48
Financing fees	(2,156)	(715)
Net cash provided by financing activities	2,514	31,787
(Decrease) increase in cash, cash equivalents, and restricted cash	(2,762)	3,219
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	—	(7)
Cash, cash equivalents, and restricted cash, beginning of period	3,858	646
Cash and cash equivalents, and restricted cash, end of period	1,096	3,858
Less: restricted cash at end of period	40	81
Cash and cash equivalents per balance sheet at end of period	$1,056	$3,777

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$4,494	$3,136
Cash payments for income taxes, net of refunds	74	(113)
Supplemental Disclosures of Non-Cash Investing and Financing Activities
Capital expenditures in accounts payable and accrued liabilities	232	92
Deferred financing fees in accrued liabilities	150	650

See accompanying notes to Consolidated Financial Statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data and share amounts)

Note 1. Description of Business and Summary of Significant Accounting Policies

(A) Description of Business: The Company is a global contemporary group, consisting of three brands: Vince, Rebecca Taylor, and Parker. Vince, established in 2002, is a leading global luxury apparel and accessories brand best known for creating elevated yet understated pieces for every day effortless style. Rebecca Taylor, founded in 1996 in New York City, is a contemporary womenswear line lauded for its signature prints, romantic detailing and vintage inspired aesthetic, reimagined for a modern era. Parker, founded in 2008 in New York City, is a contemporary women’s fashion brand that is trend focused. While we continue to believe that the Parker brand complements our portfolio, during the first half of fiscal 2020 the Company decided to pause the creation of new products to focus resources on the operations of the Vince and Rebecca Taylor brands.

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

The consolidated financial statements include the Company’s accounts and the accounts of the Company’s wholly-owned subsidiaries as of January 29, 2022. All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the financial statements contain all adjustments (consisting solely of normal recurring adjustments) and disclosures necessary for a fair statement.

(C) Fiscal Year: The Company operates on a fiscal calendar widely used by the retail industry that results in a given fiscal year consisting of a 52 or 53-week period ending on the Saturday closest to January 31.

•	References to “fiscal year 2021” or “fiscal 2021” refer to the fiscal year ended January 29, 2022; and
•	References to “fiscal year 2020” or “fiscal 2020” refer to the fiscal year ended January 30, 2021.

Fiscal years 2021 and 2020 consisted of a 52-week period.

(D) Sources and Uses of Liquidity: The Company’s sources of liquidity are cash and cash equivalents, cash flows from operations, if any, borrowings available under the 2018 Revolving Credit Facility (as amended and restated and as defined below) and the Company’s ability to access capital markets, including the Open Market Sale AgreementSM entered into with Jefferies LLC in September 2021 (see Note 8 “Stockholders’ Equity” for further information). The Company’s primary cash needs are funding working capital requirements, meeting debt service requirements and capital expenditures for new stores and related leasehold improvements.

The Company’s recent financial results have been, and its future financial results may be, subject to substantial fluctuations, and may be impacted by business conditions and macroeconomic factors, including the impact of the COVID-19 pandemic and the armed conflict between Ukraine and Russia. The Company’s ability to continue to meet its obligations is dependent on its ability to generate positive cash flow from a combination of initiatives and any failure to successfully implement these initiatives could require the Company to implement alternative plans to satisfy its liquidity needs. In the event that the Company is unable to timely service its debt, meet other contractual payment obligations or fund other liquidity needs, the Company may need to refinance all or a portion of its indebtedness before maturity, seek waivers of or amendments to contractual obligations for payment, reduce or delay scheduled expansions and capital expenditures, sell material assets or operations or seek other financing opportunities.

(E) COVID-19: The spread of COVID-19, which was declared a pandemic by the World Health Organization in March 2020, remains highly volatile, particularly in light of ongoing vaccination efforts and emerging strains of the virus. In response, we implemented various measures to effectively manage our business as well as the impacts from the COVID-19 pandemic, including (i) serving our customers through our online e-commerce websites during the periods in which we were forced to shut down retail locations or operate with reduced shopping hours, alongside other retailers, including our wholesale partners, in accordance with state and local regulations related to the COVID-19 pandemic; (ii) engaging with our lenders to provide additional liquidity and increased operational flexibility; (iii) temporarily reducing retained employee salaries and suspending board retainer fees; (iv) engaging with our landlords to address the current operating environment, including amending existing lease terms; and (v) streamlining our expense structure and carefully managing operational initiatives to align with the business environment and sales opportunities.

The unpredictable nature of the COVID-19 pandemic could negatively affect the outcome of the measures intended to address its impact and/or our current expectations of our future business performance.

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

The Company considered the COVID-19 related impacts to its estimates including the impairment of property and equipment and operating lease right-of-use assets (“ROU assets”), the impairment of goodwill and intangible assets, accounts receivable and inventory valuation, the liability associated with our tax receivable agreement, and the assessment of our liquidity. These estimates may change as the current situation evolves or new events occur.

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

In fiscal 2021, sales to one wholesale partner accounted for more than ten percent of the Company’s net sales. These sales represented 20% of fiscal 2021 net sales. In fiscal 2020, sales to one wholesale partner accounted for more than ten percent of the Company’s net sales. These sales represented 21% of fiscal 2020 net sales.

Three wholesale partners each represented greater than ten percent of the Company’s gross accounts receivable balance as of January 29, 2022, with a corresponding aggregate total of 63% of such balance. Three wholesale partners each represented greater than ten percent of the Company’s gross accounts receivable balance as of January 30, 2021, with a corresponding aggregate total of 67% of such balance.

(I) Inventories: Inventories are stated at the lower of cost or net realizable value. Cost is determined on the first-in, first-out basis. The cost of inventory includes purchase cost as well as sourcing, transportation, duty, and other processing costs associated with acquiring, importing, and preparing inventory for sale. Inventory costs are included in cost of products sold at the time of their sale. Product development costs are expensed in SG&A expense when incurred. Inventory values are reduced to net realizable value when there are factors indicating that certain inventories will not be sold on terms sufficient to recover their cost. Inventories consisted of finished goods. As of January 29, 2022 and January 30, 2021 finished goods, net of reserves were $78,564 and $68,226, respectively.

The Company has two major suppliers that accounted for approximately 42% of inventory purchases for fiscal 2021. Amounts due to these suppliers were $2,677 and were included in Accounts payable in the Consolidated Balance Sheet as of January 29, 2022. The Company has two major suppliers that accounted for approximately 43% of inventory purchases for fiscal 2020. Amounts due to these suppliers were $2,096 and were included in Accounts payable in the Consolidated Balance Sheet as of January 30, 2021.

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

	January 29,	January 30,
(in thousands)	2022	2021
Leasehold improvements	$43,058	$41,155
Furniture, fixtures and equipment	13,751	14,596
Capitalized software	14,830	12,516
Construction in process	696	1,240
Total property and equipment	72,335	69,507
Less: accumulated depreciation	(55,218)	(51,766)
Property and equipment, net	$17,117	$17,741

Depreciation expense was $5,644 and $5,979 for fiscal 2021 and fiscal 2020, respectively.

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

(L) Goodwill and Other Intangible Assets: Goodwill and other indefinite-lived intangible assets are tested for impairment at least annually and in an interim period if a triggering event occurs. As discussed in further detail below, the Company determined that a triggering event occurred during the first quarter of fiscal 2020.

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

In both fiscal 2021 and fiscal 2020, the Company performed its annual impairment test during the fourth quarter. In fiscal 2021, the Company elected to perform a quantitative impairment test on goodwill allocated to the Company’s Vince Wholesale reporting unit. The results of the quantitative test did not result in any impairment because the fair value of the Company’s Vince Wholesale reporting unit exceeded its carrying value. In fiscal 2020, the Company elected to perform a quantitative impairment test on goodwill allocated to the Company’s Vince Wholesale reporting unit. The results of the quantitative test did not result in any impairment because the fair value of the Company’s Vince Wholesale reporting unit exceeded its carrying value. Goodwill was $31,973 as of both January 29, 2022 and January 30, 2021.

In the fourth quarter of fiscal 2021, the Company elected to perform a quantitative impairment test on its Vince and Rebecca Taylor tradename intangible assets. The results of the quantitative test did not result in any impairment because the fair value of the Company’s Vince tradename and Rebecca Taylor tradename intangible assets exceeded their carrying values. In the fourth quarter of fiscal 2020, the Company also elected to perform a quantitative impairment test on its Vince and Rebecca Taylor tradename intangible assets. The results of the quantitative test did not result in any impairment because the fair value of the Company’s Vince tradename and Rebecca Taylor tradename intangible assets exceeded their carrying values. Indefinite-lived tradename intangible assets were $71,800 as of both January 29, 2022 and January 30, 2021, which is included within Intangible assets, net in the Consolidated Balance Sheets.

The finite-lived intangible assets are comprised of Vince customer relationships which are being amortized on a straight-line basis over their useful lives of 20 years and the Parker tradename intangible asset which is being amortized on a straight-line basis over its useful life of 10 years.

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

(N) Leases: The Company determines if a contract contains a lease at inception. The Company leases various office spaces, showrooms and retail stores. Although the Company’s more recent leases are subject to shorter terms as a result of the implementation of the strategy to pursue shorter lease terms, some of the Company’s leases have initial terms of 10 years, and in many instances can be extended for an additional term. The Company will not include renewal options in the underlying lease term unless the Company is reasonably certain to exercise the renewal option. Substantially all of the Company’s leases require a fixed annual rent, and most require the payment of additional rent if store sales exceed a negotiated amount. These percentage rent expenses are considered as variable lease costs and are recognized in the consolidated financial statements when incurred. In addition, the Company’s real estate leases may also require additional payments for real estate taxes and other occupancy-related costs which it considers as non-lease components.

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

(O) Revenue Recognition: The Company recognizes revenue when performance obligations identified under the terms of contracts with its customers are satisfied, which generally occurs upon the transfer of control in accordance with the contractual terms and conditions of the sale. Sales are recognized when the control of the goods are transferred to the customer for the Company’s wholesale business, upon receipt by the customer for the Company’s e-commerce business, and at the time of sale to the consumer for the Company’s retail business. See Note 12 “Segment and Geographical Financial Information” for disaggregated revenue amounts by segment. The net sales for fiscal 2021 included a correction of an error of $758 of revenue associated with a new customer arrangement that started in fiscal 2020 and was not accounted for properly, resulting in an understatement of revenue in fiscal 2020.

Revenue associated with gift cards is recognized upon redemption and unredeemed balances are considered a contract liability and recorded within other accrued expenses, which are subject to escheatment within the jurisdictions in which it operates. As of January 29, 2022 and January 30, 2021, the contract liability was $1,739 and $1,618, respectively. In fiscal 2021, the Company recognized $244 of revenue that was previously included in the contract liability as of January 30, 2021.

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

(Q) Marketing and Advertising: The Company provides cooperative advertising allowances to certain of its customers. These allowances are accounted for as reductions in sales as discussed in “Revenue Recognition” above. Production expense related to company-directed advertising is deferred until the first time at which the advertisement runs. All other expenses related to company-directed advertising are expensed as incurred. Marketing and advertising expense recorded in SG&A expenses was $16,287 and $11,851 in fiscal 2021 and fiscal 2020, respectively. At January 29, 2022 and January 30, 2021, deferred production expenses associated with company-directed advertising were $443 and $447, respectively.

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

(T) Earnings (Loss) Per Share: Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Except when the effect would be anti-dilutive, diluted earnings per share is calculated based on the weighted average number of shares of common stock outstanding plus the dilutive effect of share-based awards calculated under the treasury stock method.

(U) Recent Accounting Pronouncements: Except as noted below, the Company has considered all recent accounting pronouncements and has concluded that there are no recent accounting pronouncements that may have a material impact on its Consolidated Financial Statements, based on current information.

Recently Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019- 12: “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” The guidance simplifies the approach for intraperiod tax allocations, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. The guidance also clarifies and simplifies other areas of Accounting Standards Codification (“ASC”) 740. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company adopted the guidance on January 31, 2021, the first day of fiscal 2021, which did not have a material effect on the Company’s consolidated financial statements.

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

Note 2. Goodwill and Intangible Assets

Net goodwill balances and changes therein by segment were as follows:

(in thousands)	Vince Wholesale	Vince Direct-to-consumer	Rebecca Taylor and Parker	Total Net Goodwill
Balance as of January 30, 2021	$31,973	$—	$—	$31,973
Balance as of January 29, 2022	$31,973	$—	$—	$31,973

The total carrying amount of goodwill was net of accumulated impairments of $101,845 as of both January 29, 2022 and January 30, 2021.

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

There were no impairments recorded as a result of the Company’s annual goodwill impairment test performed during fiscal 2021 and fiscal 2020.

The following tables present a summary of identifiable intangible assets:

(in thousands)	Gross Amount	Accumulated Amortization	Accumulated Impairments	Net Book Value
Balance as of January 29, 2022
Amortizable intangible assets:
Customer relationships	$31,355	$(21,635)	$(6,115)	$3,605
Tradenames	13,100	(143)	(12,527)	430
Indefinite-lived intangible assets:
Tradenames	110,986	—	(39,186)	71,800
Total intangible assets	$155,441	$(21,778)	$(57,828)	$75,835

(in thousands)	Gross Amount	Accumulated Amortization	Accumulated Impairments	Net Book Value
Balance as of January 30, 2021
Amortizable intangible assets:
Customer relationships	$31,355	$(21,036)	$(6,115)	$4,204
Tradenames	13,100	(86)	(12,527)	487
Indefinite-lived intangible assets:
Tradenames	110,986	—	(39,186)	71,800
Total intangible assets	$155,441	$(21,122)	$(57,828)	$76,491

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

No impairments of the Company’s indefinite lived tradenames were recorded as a result of the Company’s annual asset impairment tests performed during fiscal 2021 and fiscal 2020.

Amortization of identifiable intangible assets was $656 and $656 for fiscal 2021 and fiscal 2020, respectively, which is included in SG&A expenses on the Consolidated Statements of Operations and Comprehensive Income (Loss). Amortization expense for each of the fiscal years 2022 to 2026 is expected to be as follows:

Future
(in thousands)	Amortization
2022	$655
2023	655
2024	655
2025	655
2026	655
Total next 5 fiscal years	$3,275

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

The Company did not have any non-financial assets or non-financial liabilities recognized at fair value on a recurring basis at January 29, 2022 or January 30, 2021. At January 29, 2022 and January 30, 2021, the Company believes that the carrying values of cash and cash equivalents, receivables, and accounts payable approximate fair value, due to the short-term maturity of these instruments. The Company’s debt obligations with a carrying value of $92,711 as of January 29, 2022 are at variable interest rates. Borrowings under the Company’s 2018 Revolving Credit Facility (as amended and restated and as defined below) are recorded at carrying value, which approximates fair value due to the frequent nature of such borrowings and repayments. The Company considers this as a Level 2 input. The fair value of the Company’s Term Loan Credit Facility (as defined below) and the Third Lien Credit Facility (as defined below) was approximately $35,000 and $23,000, respectively, as of January 29, 2022, based upon estimated market value calculations that factor principal, time to maturity, interest rate, and current cost of debt. The Company considers this a Level 3 input.

The Company’s non-financial assets, which primarily consist of goodwill, intangible assets, ROU assets, and property and equipment, are not required to be measured at fair value on a recurring basis and are reported at their carrying values. However, on a periodic basis whenever events or changes in circumstances indicate that their carrying value may not be fully recoverable (and at least annually for goodwill and indefinite-lived intangible assets), non-financial assets are assessed for impairment, and if applicable, written down to (and recorded at) fair value.

Determining the fair value of goodwill and other intangible assets is judgmental in nature and requires the use of significant estimates and assumptions, including projected revenues, EBITDA margins growth rates and operating margins, long-term growth rates, working capital, royalty rates in the category of intellectual property, discount rates and future market conditions, among others, as applicable. The inputs used in determining the fair value of the ROU assets were the current comparable market rents for similar properties and a store discount rate. The fair value of the property and equipment was based on its estimated liquidation value. The measurement of fair value of these assets are considered Level 3 valuations as certain of these inputs are unobservable and are estimated to be those that would be used by market participants in valuing these or similar assets.

The following table presents the non-financial assets the Company measured at fair value on a non-recurring basis in fiscal 2020, based on such fair value hierarchy. There were no losses on these non-financial assets taken in fiscal 2021.

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

(2) Recorded within Impairment of goodwill and intangible assets on the Consolidated Statements of Operations and Comprehensive Income (Loss). See Note 1 “Description of Business and Summary of Significant Accounting Policies – (L) Goodwill and Other Intangible Assets” for additional information.

Note 4. Long-Term Debt and Financing Arrangements

Debt obligations consisted of the following:

	January 29,	January 30,
(in thousands)	2022	2021
Long-term debt:
Term Loan Facilities	$35,000	$24,750
Revolving Credit Facilities	34,624	40,399
Third Lien Credit Facility	23,087	20,748
Total debt principal	92,711	85,897
Less: current portion of long-term debt	2,625	—
Less: deferred financing costs	1,217	1,412
Total long-term debt	$88,869	$84,485

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

Through January 29, 2022, on an inception to date basis, the Company had not made any repayments on the Term Loan Credit Facility.

Scheduled maturities of the Term Loan Credit Facility are as follows:

Term Loan Credit
(in thousands)	Facility Maturity
Fiscal 2022	$2,625
Fiscal 2023	3,500
Fiscal 2024	3,500
Fiscal 2025	3,500
Fiscal 2026	21,875
Total	$35,000

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

On September 7, 2021, Vince, LLC entered into the Term Loan Credit Facility as described above. All outstanding amounts of $25,960, including interest and a prepayment penalty of $743 (which is included within financing fees on the Consolidated Statements of Cash Flows), under the 2018 Term Loan Facility were repaid in full and the 2018 Term Loan Facility was terminated. Additionally, the Company recorded expense of $758 related to the write-off of the remaining deferred financing costs.

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

The Third Revolver Amendment also (a) waived events of default; (b) temporarily increased the applicable margin on all borrowings of revolving loans by 0.75% per annum during the Third Amendment Accommodation Period and increased the LIBOR floor from 0% to 1.0%; (c) eliminated Vince LLC’s and any loan party’s ability to designate subsidiaries as unrestricted and to make certain payments, restricted payments and investments during the Third Amendment Extended Accommodation Period; (d) temporarily suspended the Fixed Charge Coverage Ratio covenant through the Third Amendment Extended Accommodation Period; (e) required Vince, LLC to maintain a Fixed Charge Coverage Ratio of 1.0 to 1.0 in the event the excess availability under the 2018 Revolving Credit Facility was less than (x) $10,000 between September 6, 2020 and January 9, 2021, (y) $12,500 between January 10, 2021 and January 31, 2021 and (z) $15,000 at all other times during the Third Amendment Extended Accommodation Period; (f) imposed a requirement (y) to pay down the 2018 Revolving Credit Facility to the extent cash on hand exceeded $5,000 on the last day of each week and (z) that, after giving effect to any borrowing thereunder, Vince, LLC may have no more than $5,000 of cash on hand; (g) permitted Vince, LLC to incur up to $8,000 of additional secured debt (in addition to any interest accrued or paid in kind), to the extent subordinated to the 2018 Revolving Credit Facility on terms reasonably acceptable to Citizens; (h) established a method for imposing a successor reference rate if LIBOR should become unavailable, (i) extended the delivery periods for (x) annual financial statements for the fiscal year ended February 1, 2020 to June 15, 2020 and (y) quarterly financial statements for the fiscal quarters ended May 2, 2020 and August 1, 2020 to July 31, 2020 and October 29, 2020, respectively, and (j) granted ongoing relief through September 30, 2020 with respect to certain covenants regarding the payment of lease obligations.

As a result of the Third Revolver Amendment, the Company incurred $376 of additional deferred financing costs. In accordance with ASC Topic 470, “Debt”, the Company accounted for this amendment as a debt modification and recorded the additional deferred financing costs as deferred debt issuance costs which will be amortized over the remaining term of the 2018 Revolving Credit Facility.

On December 11, 2020, Vince, LLC entered into the Fifth Amendment (the “Fifth Revolver Amendment”) to the 2018 Revolving Credit Facility. The Fifth Revolver Amendment, among other things, (i) extended the period from November 30, 2020 to July 31, 2021 (such period, “Accommodation Period”), during which the eligibility of certain account debtors was revised by extending by 30 days the time those accounts may remain outstanding past due as well as increasing the concentration limits of certain account debtors; (ii) extended the period through which the applicable margin on all borrowings of revolving loans by 0.75% per annum during such Accommodation Period; (iii) extended the period from October 30, 2021 to January 29, 2022, during which the cap on which certain items eligible to be added back to “Consolidated EBITDA” (as defined in the 2018 Revolving Credit Facility) was increased to 27.5% from 22.5%; (iv) extended the temporary suspension of the Consolidated Fixed Charge Coverage Ratio (“FCCR”) covenant through the delivery of a compliance certificate relating to the fiscal quarter ended January 29, 2022 (such period, the “Extended Accommodation Period”), other than the fiscal quarter ending January 29, 2022; (v) required Vince, LLC to maintain an FCCR of 1.0 to 1.0 in the event the excess availability under the 2018 Revolving Credit Facility was less than (x) $7,500 through the end of the Accommodation Period; and (y) $10,000 from August 1, 2020 through the end of the Extended Accommodation Period; (vi) permitted Vince, LLC to incur the debt under the Third Lien Credit Facility (as described below); (vii) revised the definition of “Cash Dominion Trigger Amount” to mean $15,000 through the end of the Extended Accommodation Period and at all other times thereafter, 12.5% of the loan cap and $5,000, whichever is greater; (viii) deemed the Cash Dominion Event (as defined in the credit agreement for the 2018 Revolving Credit Facility) as triggered during the Accommodation Period; and (ix) required an engagement by the Company of a financial advisor from February 1, 2021 until March 31, 2021 (or until the excess availability was greater than 25% of the loan cap for a period of at least thirty days, whichever is later) to assist in the preparation of certain financial reports, including the review of the weekly cashflow reports and other items. As of April 2021, the requirement to engage a financial advisor had been satisfied.

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

As of January 29, 2022, the Company was in compliance with applicable covenants. As of January 29, 2022, $40,620 was available under the 2018 Revolving Credit Facility, net of the loan cap, and there were $34,624 of borrowings outstanding and $5,345 of letters of credit outstanding under the 2018 Revolving Credit Facility. The weighted average interest rate for borrowings outstanding under the 2018 Revolving Credit Facility as of January 29, 2022, was 1.8%.

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

Interest on loans under the Third Lien Credit Facility is payable in kind at a rate equal to the LIBOR rate (subject to a floor of 1.0%) plus applicable margins subject to a pricing grid based on minimum Consolidated EBITDA (as defined in the Third Lien Credit Agreement). During the continuance of certain specified events of default, interest may accrue on the loans under the Third Lien Credit Facility at a rate of 2.0% in excess of the rate otherwise applicable to such amount. The Third Lien Credit Facility contains representations, covenants and conditions that were substantially similar to those under the 2018 Term Loan Facility, except the Third Lien Credit Facility does not contain any financial covenants.

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

Note 5. Commitments and Contingencies

Contractual Cash Obligations

At January 29, 2022, the Company had contractual cash obligations of $92,071, which consisted primarily of inventory purchase obligations and service contracts. In addition, see Note 11 “Leases” for a summary of the Company’s future minimum rental payments under non-cancelable leases.

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

Additionally, the Company is a party to legal proceedings, compliance matters, environmental claims, as well as wage and hour and other labor claims that arise in the ordinary course of business. Although the outcome of such items cannot be determined with certainty, management believes that the ultimate outcome of these items, individually and in the aggregate, will not have a material adverse impact on the Company’s financial position, results of operations or cash flows.

Note 6. Share-Based Compensation

Employee Stock Plans

Vince 2013 Incentive Plan

In connection with the IPO, the Company adopted the Vince 2013 Incentive Plan, which provides for grants of stock options, stock appreciation rights, restricted stock, and other stock-based awards. In May 2018, the Company filed a Registration Statement on Form S-8 to register an additional 660,000 shares of common stock available for issuance under the Vince 2013 Incentive Plan. Additionally, in September 2020, the Company filed a Registration Statement on Form S-8 to register an additional 1,000,000 shares of common stock available for issuance under the Vince 2013 Incentive Plan. The aggregate number of shares of common stock which may be issued or used for reference purposes under the Vince 2013 Incentive Plan or with respect to which awards may be granted may not exceed 1,000,000 shares. The shares available for issuance under the Vince 2013 Incentive Plan may be, in whole or in part, either authorized and unissued shares of the Company’s common stock or shares of common stock held in or acquired for the Company’s treasury. In general, if awards under the Vince 2013 Incentive Plan are cancelled for any reason, or expire or terminate unexercised, the shares covered by such award may again be available for the grant of awards under the Vince 2013 Incentive Plan. As of January 29, 2022, there were 1,037,987 shares under the Vince 2013 Incentive Plan available for future grants. Options granted pursuant to the Vince 2013 Incentive Plan typically vest in equal installments over four years, subject to the employees’ continued employment and expire on the earlier of the tenth anniversary of the grant date or upon termination as outlined in the Vince 2013 Incentive Plan. Restricted stock units (“RSUs”) granted vest in equal installments over a three-year period or vest in equal installments over four years, subject to the employees’ continued employment, except for RSUs issued under the exchange offer described below.

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

Employee Stock Purchase Plan

The Company maintains an employee stock purchase plan (“ESPP”) for its employees. Under the ESPP, all eligible employees may contribute up to 10% of their base compensation, up to a maximum contribution of $10 per year. The purchase price of the stock is 90% of the fair market value, with purchases executed on a quarterly basis. The plan is defined as compensatory, and accordingly, a charge for compensation expense is recorded to SG&A expense for the difference between the fair market value and the discounted purchase price of the Company’s common stock. During fiscal 2021 and fiscal 2020, 12,011 and 9,024 shares of common stock, respectively, were issued under the ESPP. As of January 29, 2022, there were 70,100 shares available for future issuance under the ESPP.

Stock Options

A summary of stock option activity for fiscal 2021 is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 30, 2021	58	$38.77	4.7	$—
Granted	—	$—
Exercised	—	$—
Forfeited or expired	—	$—
Outstanding at January 29, 2022	58	$38.77	3.7	$—

Vested and exercisable at January 29, 2022	58	$38.77	3.7	$—

Restricted Stock Units

A summary of restricted stock unit activity for fiscal 2021 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested restricted stock units at January 30, 2021	369,621	$9.59
Granted	461,031	$10.86
Vested	(153,517)	$9.44
Forfeited	(48,252)	$10.58
Non-vested restricted stock units at January 29, 2022	628,883	$10.48

The total fair value of restricted stock units vested during fiscal 2021 and fiscal 2020 was $1,448 and $1,672, respectively.

At January 29, 2022, there was $4,767 of unrecognized compensation costs related to restricted stock units that will be recognized over a remaining weighted average period of 1.8 years.

Share-Based Compensation Expense

During fiscal 2021, the Company recognized share-based compensation expense of $2,076, including expense of $221 related to non-employees, and related tax benefit of $0. During fiscal 2020, the Company recognized share-based compensation expense of $1,275, including expense of $252 related to non-employees, and related tax benefit of $0.

Note 7. Defined Contribution Plan

The Company maintains a defined contribution plan for employees who meet certain eligibility requirements. Features of these plans allow participants to contribute to a plan a percentage of their annual compensation, subject to IRS limitations. Certain plans also provide for discretionary matching contributions by the Company. As of March 8, 2021, all assets from the Rebecca Taylor, Inc. 401(k) Plan were merged into the Vince Holding Corp. 401(k) Plan. The annual expense incurred by the Company for the defined contribution plan was $472 and $366 in fiscal 2021 and fiscal 2020, respectively.

Note 8. Stockholders’ Equity

Common Stock

The Company currently has authorized for issuance 100,000,000 shares of its voting common stock, par value of $0.01 per share.

As of January 29, 2022 and January 30, 2021, the Company had 11,986,127 and 11,809,023 shares issued and outstanding, respectively.

At-the-Market Offering

On September 9, 2021, the Company filed a shelf registration statement on Form S-3, which was declared effective on September 21, 2021 (the “Registration Statement”). Under the Registration Statement, the Company may offer and sell up to 3,000,000 shares of common stock from time to time in one or more offerings at prices and terms to be determined at the time of the sale. In connection with the filing of the Registration Statement, the Company entered into an Open Market Sale AgreementSM with Jefferies LLC (“At-the-Market Offering”), under which the Company is able to offer and sell, from time to time, up to 1,000,000 shares of common stock, par value $0.01 per share, which shares are included in the securities registered pursuant to the Registration Statement. During the year ended January 29, 2022, the Company issued and sold 17,134 shares of common stock under the At-the-Market Offering for aggregate net proceeds of $150, at an average price of $8.75 per share. At January 29, 2022, 982,866 shares of common stock were available to be issued under the At-the-Market Offering.

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

The following is a reconciliation of weighted average basic shares to weighted average diluted shares outstanding:

	Fiscal Year
	2021	2020
Weighted-average shares—basic	11,902,307	11,769,689
Effect of dilutive equity securities	—	—
Weighted-average shares—diluted	11,902,307	11,769,689

Because the Company incurred a net loss for the fiscal years ended January 29, 2022 and January 30, 2021, weighted-average basic shares and weighted-average diluted shares outstanding are equal for these periods.

Note 10. Income Taxes

The provision for income taxes consisted of the following:

	Fiscal Year
(in thousands)	2021	2020
Current:
Domestic:
Federal	$—	$—
State	159	152
Foreign	42	27
Total current	201	179
Deferred:
Domestic:
Federal	1,603	1,365
State	2,777	322
Foreign	—	—
Total deferred	4,380	1,687
Total provision for income taxes	$4,581	$1,866

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

The provision for income taxes was $4,581 for the year ended January 29, 2022 and primarily represents the non-cash deferred tax expense created by the current period amortization of indefinite-lived goodwill and intangible assets for tax but not for book purposes. A portion of these deferred tax liabilities cannot be used as a source to support the realization of certain deferred tax assets related to the Company’s net operating losses which results in tax expense to record these deferred tax liabilities. Additionally, the provision for income taxes for the year ended January 29, 2022 included a correction of an error of $882 related to the state tax impact of the non-cash deferred tax expense created by the amortization of indefinite-lived goodwill and intangible assets as previously recorded in the fourth quarter of fiscal 2020 and $575 related to additional non-cash deferred tax expense that should have been recorded in fiscal 2020 for the correction of the prior period tax amortization recorded in the current period on the aforementioned indefinite-lived goodwill and intangible assets.

A reconciliation of the federal statutory income tax rate to the effective tax rate is as follows:

	Fiscal Year
	2021	2020
Statutory federal rate	21.0%	21.0%
State taxes, net of federal benefit	(8.2)%	3.6%
Valuation allowance	(68.1)%	(29.1)%
Return to provision adjustment	0.3%	1.1%
Non-deductible Officers Compensation	(0.9)%	0.0%
Rate Differential on Foreign Income	(0.6)%	(0.1)%
Other	0.1%	0.6%
Total	(56.4)%	(2.9)%

Deferred income tax assets and liabilities consisted of the following:

	January 29,	January 30,
(in thousands)	2022	2021
Deferred tax assets:
Depreciation and amortization	$6,362	$7,700
Employee related costs	1,690	1,114
Allowance for asset valuations	2,439	2,604
Accrued expenses	394	358
Lease liability	29,876	29,900
Net operating losses	119,625	108,994
Tax credits	92	92
Interest expense	1,281	—
Other	452	290
Total deferred tax assets	162,211	151,052
Less: valuation allowances	(126,640)	(119,425)
Net deferred tax assets	35,571	31,627
Deferred tax liabilities:
Indefinite lived intangibles	(18,067)	(8,213)
ROU assets	(23,571)	(23,102)
Other	—	(2,000)
Total deferred tax liabilities	(41,638)	(33,315)
Net deferred tax (liability) asset	$(6,067)	$(1,688)
Included in:
Deferred income tax asset	$—	$—
Deferred income tax liability	(6,067)	(1,688)
Net deferred tax liability	$(6,067)	$(1,688)

As of January 29, 2022, the Company had a gross federal net operating loss of $452,443 (federal tax effected amount of $95,013) for federal income tax purposes that may be used to reduce future federal taxable income. The net operating losses for federal income tax purposes of $275,685 will expire between 2030 and 2038 for losses incurred in tax years beginning before January 1, 2018. Net operating losses of $176,758 incurred in tax years beginning after January 1, 2018 will have an indefinite carryforward period.

As of January 29, 2022, the Company had gross state net operating loss carryforward of $544,109 (tax effected net of federal benefit of $24,857) that may be used to reduce future state taxable income. The net operating loss carryforwards for state income tax purposes expire between 2028 and 2041.

As of January 29, 2022, the Company had total deferred tax assets including net operating loss carryforwards, reduced for uncertain tax positions, of $120,572, of which $94,964 and $25,370 were attributable to federal and domestic state and local jurisdictions, respectively.

The valuation allowance for deferred tax assets was $126,640 at January 29, 2022, increasing $7,215 from the valuation allowance for deferred tax assets of $119,425 at January 30, 2021. During fiscal 2021, the Company maintained a full valuation allowance on all deferred tax assets that have a definite life as the Company does not believe it is more likely than not that such deferred tax assets will be recognized. Indefinite-lived net operating losses have been recognized to the extent the Company believes they can be utilized against indefinite-lived deferred tax liabilities. Adjustments to the valuation allowance are made when there is a change in management’s assessment of the amount of deferred tax assets that are realizable.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, excluding interest and penalties, is as follows:

	Fiscal Year
(in thousands)	2021	2020
Beginning balance	$2,304	$2,304
Increases for tax positions in current year	—	—
Increases for tax positions in prior years	—	—
Decreases for tax positions in prior years	(1,748)	—
Ending balance	$556	$2,304

As of January 29, 2022 and January 30, 2021, the Company had unrecognized tax benefits in the amount of $556 and $2,304, respectively, which would not impact the Company’s effective tax rate if recognized. The statute of limitations does not begin until the net operating losses are utilized. Therefore, the unrecognized tax benefit balance will remain the same until three years after the net operating losses are used to offset taxable income. In fiscal 2021, the Company released $1,748 of the prior reserve for uncertain tax positions that were not needed. As the Company maintains a full valuation allowance, this adjustment did not impact the provision for income taxes.

The Company includes accrued interest and penalties on underpayments of income taxes in its income tax provision. As of January 29, 2022 and January 30, 2021, the Company did not have any interest and penalties accrued on its Consolidated Balance Sheets and no related provision or benefit was recognized in each of the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended January 29, 2022 and January 30, 2021. Interest is computed on the difference between the tax position recognized net of any unrecognized tax benefits and the amount previously taken or expected to be taken in the Company’s tax returns.

With limited exceptions, fiscal years February 2, 2019 through January 29, 2022 remain subject to examination. For years prior to 2019, adjustments can be made by the taxing authorities only to the extent of the net operating losses carried forward.

Note 11. Leases

The Company determines if a contract contains a lease at inception. The Company has operating leases for real estate (primarily retail stores, storage, and office spaces) some of which have initial terms of 10 years, and in many instances can be extended for an additional term, while the Company’s more recent leases are subject to shorter terms as a result of the implementation of the strategy to pursue shorter lease terms. The Company will not include renewal options in the underlying lease term unless the Company is reasonably certain to exercise the renewal option. Substantially all of our leases require a fixed annual rent, and most require the payment of additional rent if store sales exceed a negotiated amount. These percentage rent expenses are considered as variable lease costs and recognized in the consolidated financial statements when incurred. In addition, the Company’s real estate leases may also require additional payments for real estate taxes and other occupancy-related costs which it considers as non-lease components.

ROU assets and operating lease liabilities are recognized based upon the present value of the future lease payments over the lease term. As the Company’s leases do not provide an implicit borrowing rate, the Company uses an estimated incremental borrowing rate based upon a combination of market-based factors, such as market quoted forward yield curves and company specific factors, such as the Company’s credit rating, lease size and duration to calculate the present value. The Company does not have any finance leases. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The weighted-average remaining lease term and weighted-average discount rate for our operating leases are 6.0 years and 6.2% as of January 29, 2022.

As a result of COVID-19, the Company did not initially make certain rent payments in fiscal 2020. The Company has recognized any rent payments not made within accounts payable in the accompanying consolidated balance sheet and has continued to recognize rent expense in the Consolidated Statement of Operations and Comprehensive Income (Loss). As a result of discussions with landlords and amendments to existing lease terms, the Company has since made rent payments for its leases. The Company considered the FASB’s guidance regarding lease modifications as a result of the effects of COVID-19 and elected to apply the temporary practical expedient to account for lease changes as variable rent unless an amendment results in a substantial change in the Company's lease obligations, which in those circumstances the Company accounted for such lease change as a lease modification. The impact of rent concessions recorded as either reduction in variable rent or lease modifications was $4,200 for the year ended January 30, 2021 to the Consolidated Statement of Operations and Comprehensive Income (Loss). In addition to the benefits received from the rent concessions as a result of negotiations with landlords, the Company also recorded $1,119 for the year ended January 30, 2021, related to concessions for other occupancy costs such as common area maintenance, real estate taxes, and lease advertising charges.

Total lease cost is included in cost of sales and SG&A in the accompanying Consolidated Statement of Operations and Comprehensive Income (Loss) and is recorded net of immaterial sublease income. Some leases have a non-cancelable lease term of less than one year and therefore, the Company has elected to exclude these short-term leases from our ROU asset and lease liabilities.

Short term lease costs were immaterial for fiscal year ended January 29, 2022. The Company’s lease cost is comprised of the following:

	Fiscal Year
(in thousands)	2021	2020
Operating lease cost	$24,316	$23,537
Variable operating lease cost	389	(2,928)
Total lease cost	$24,705	$20,609

The operating lease cost above included a correction of an error of $501 benefit recorded within SG&A expenses in fiscal year 2021 related to a lease amendment for a retail store location signed in April 2020. The amendment lowered the base rent for fiscal 2021 through fiscal 2023 which was not accounted for upon the signing of the agreement leading to an overstatement of the ROU asset related expenses and lease liability in the first quarter of fiscal 2020.

Supplemental cash flow and non-cash information related to leases is as follows:

	Fiscal Year
(in thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$30,091	$22,154
Right-of-use assets obtained in exchange for operating lease liabilities	21,965	22,449

During fiscal 2020, the Company recorded right-of-use assets impairment of approximately $8,556. There was no such impairment for fiscal 2021.

As of January 29, 2022, the future maturity of lease liabilities are as follows:

January 29,
(in thousands)	2022
Fiscal 2022	$28,410
Fiscal 2023	28,311
Fiscal 2024	25,201
Fiscal 2025	16,907
Fiscal 2026	11,077
Thereafter	31,882
Total lease payments	141,788
Less: Imputed interest	(24,721)
Total operating lease liabilities	$117,067

The operating lease payments do not include any renewal options as such leases are not reasonably certain of being renewed as of January 29, 2022 and does not include $11,388 legally binding minimum lease payments for leases signed but not yet commenced.

Note 12. Segment and Geographical Financial Information

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
•

Vince Direct-to-consumer segment—consists of the Company’s operations to distribute Vince brand products directly to the consumer through its Vince branded full-price specialty retail stores, outlet stores, e-commerce platform, and its subscription service Vince Unfold; and

•

Rebecca Taylor and Parker segment—consists of the Company’s operations to distribute Rebecca Taylor and Parker brand products to high-end department and specialty stores in the U.S. and select international markets, directly to the consumer through their own branded e-commerce platforms and Rebecca Taylor retail and outlet stores, and through its subscription service Rebecca Taylor RNTD.

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

Beginning with the fourth quarter of fiscal 2021, the Company changed the allocation methodology for certain corporate operational expenses and assets between Vince Wholesale and Vince Direct-to-consumer segments. The prior period has been updated to conform to the current allocation methodology. These changes did not impact the Company’s previously reported consolidated financial results.

Summary information for the Company’s reportable segments is presented below.

(in thousands)	Vince Wholesale	Vince Direct-to-consumer	Rebecca Taylor and Parker	Unallocated Corporate	Total
Fiscal Year 2021
Net Sales (1)	$147,817	$135,720	$39,146	$—	$322,683
Income (loss) before income taxes	45,839	10,873	(9,209)	(55,626)	(8,123)
Depreciation & Amortization	806	2,630	990	2,070	6,496
Capital Expenditures	60	3,434	1,553	8	5,055
Total Assets	64,502	108,019	38,825	125,881	337,227

Fiscal Year 2020
Net Sales (2)	$105,737	$86,326	$27,807	$—	$219,870
Income (loss) before income taxes (3) (4) (5)	34,462	(25,137)	(16,128)	(56,980)	(63,783)
Depreciation & Amortization	958	2,993	785	2,162	6,898
Capital Expenditures	177	2,451	532	337	3,497
Total Assets	65,438	106,363	39,514	121,629	332,944

(1) Net sales for the Rebecca Taylor and Parker reportable segment for fiscal 2021 consisted of $24,465 through wholesale distribution channels and $14,681 through direct-to-consumer distribution channels.

(2) Net sales for the Rebecca Taylor and Parker reportable segment for fiscal 2020 consisted of $17,228 through wholesale distribution channels and $10,579 through direct-to-consumer distribution channels.

(3) Vince Direct-to-consumer reportable segment for fiscal 2020 includes a non-cash impairment charge of $11,725 related to property and equipment and ROU assets. See Note 1 “Description of Business and Summary of Significant Accounting Policies – (K) Impairment of Long-lived Assets” for additional information.

(4) Rebecca Taylor and Parker reportable segment for fiscal 2020 includes non-cash impairment charges of $1,687, of which $386 is related to the Rebecca Taylor tradename and $1,301 is related to property and equipment and ROU assets. See Note 1 “Description of Business and Summary of Significant Accounting Policies – (K) Impairment of Long-lived Assets and (L) Goodwill and Other Intangible Assets” for additional information.

(5) Unallocated Corporate for fiscal 2020 includes the $2,320 pre-tax benefit from re-measurement of the liability related to the Tax Receivable Agreement and non-cash impairment charges of $13,462, of which $9,462 is related to goodwill and $4,000 is related to the Vince tradename. See Note 1 “Description of Business and Summary of Significant Accounting Policies – (L) Goodwill and Other Intangible Assets” and Note 13 “Related Party Transactions” for additional information.

The Company is domiciled in the U.S. and as of January 29, 2022, had no significant international subsidiaries and therefore substantially all of the Company’s sales originate in the U.S. As a result, net sales by destination are not provided. Additionally, substantially all long-lived assets, including property and equipment, are located in the U.S.

Note 13. Related Party Transactions

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

As of January 29, 2022, the Company’s total obligation under the Tax Receivable Agreement was estimated to be $0 based on projected future pre-tax income. The obligation was originally recorded in connection with the IPO as an adjustment to additional paid-in capital on the Company’s Consolidated Balance Sheet.

During the first quarter of fiscal 2020, the obligation under the Tax Receivable Agreement was adjusted as a result of changes in the levels of projected pre-tax income, primarily as a result of COVID-19. The adjustment resulted in a net decrease of $2,320 to the liability under the Tax Receivable Agreement with the corresponding adjustment accounted for within Other (income) expense, net on the Consolidated Statement of Operations and Comprehensive Income (Loss).

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

During fiscal 2021 and fiscal 2020, the Company incurred expenses of $16 and $17, respectively, under the Sun Capital Consulting Agreement.

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

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Beginning of Period	Expense Charges, net of Reversals	Deductions and Write-offs, net of Recoveries	End of Period
Sales Allowances
Fiscal 2021	$(8,449)	$(35,443)	$37,335	$(6,557)
Fiscal 2020 (a)	(13,734)	(35,641)	40,926	(8,449)
Allowance for Doubtful Accounts
Fiscal 2021	(661)	273	9	(379)
Fiscal 2020	(384)	(2,194)	1,917	(661)
Valuation Allowances on Deferred Income Taxes
Fiscal 2021	(119,425)	(7,215)	—	(126,640)
Fiscal 2020	(100,846)	(18,579)	—	(119,425)

(a)

During fiscal 2021, the Company identified the amount disclosed as “Deductions and Write Offs, net of Recoveries” was overstated by $849, with a corresponding understatement of “End of Period”. The Company concluded this misstatement is not material to the prior period, however, the amounts disclosed in the above schedule have been revised to reflect the correct activity. This misstatement did not impact the Consolidated Balance Sheets, the Consolidated Statements of Operations and Comprehensive Income (Loss) or the Consolidated Statements of Cash Flow for the periods presented.