Form 10-Q
period 2022-04-30
VINCE HOLDING CORP.
filed 2022-06-09
CIK 1579157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2022

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

As of May 31, 2022, the registrant had 12,173,314 shares of common stock, $0.01 par value per share, outstanding.

VINCE HOLDING CORP. AND SUBSIDIARIES

INTRODUCTORY NOTE

On November 27, 2013, Vince Holding Corp. (“VHC” or the “Company”), previously known as Apparel Holding Corp., closed an initial public offering (“IPO”) of its common stock and completed a series of restructuring transactions (the “Restructuring Transactions”) through which Kellwood Holding, LLC acquired the non-Vince businesses, which included Kellwood Company, LLC (“Kellwood Company”), from the Company. The Company continues to own and operate the Vince business, which includes Vince, LLC.

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

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, and any statements incorporated by reference herein, contain forward-looking statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements are indicated by words or phrases such as “may,” “will,” “should,” “believe,” “expect,” “seek,” “anticipate,” “intend,” “estimate,” “plan,” “target,” “project,” “forecast,” “envision” and other similar phrases. Although we believe the assumptions and expectations reflected in these forward-looking statements are reasonable, these assumptions and expectations may not prove to be correct and we may not achieve the results or benefits anticipated. These forward-looking statements are not guarantees of actual results, and our actual results may differ materially from those suggested in the forward-looking statements. These forward-looking statements involve a number of risks and uncertainties, some of which are beyond our control, including, without limitation: our ability to realize the benefits of our strategic initiatives, including our ability to successfully implement and execute our omni-channel and customer strategies; our ability to expand our product offerings into new product categories, including the ability to find suitable licensing partners; the impact of the novel coronavirus (COVID-19) pandemic on our business, results of operations and liquidity; general economic conditions; the execution and management of our international expansion, including our ability to promote our brand and merchandise outside the U.S. and find suitable partners in certain geographies; our current and future licensing arrangements; our ability to continue having the liquidity necessary to service our debt, meet contractual payment obligations, and fund our operations; further impairment of our goodwill and indefinite-lived intangible assets; the execution and management of our retail store growth plans; our ability to make lease payments when due; our ability to maintain our larger wholesale partners; the loss of certain of our wholesale partners; the expected effects of the acquisition of the Acquired Businesses on the Company; our ability to remediate the identified material weakness in our internal control over financial reporting; our ability to comply with domestic and international laws, regulations and orders; our ability to anticipate and/or react to changes in customer demand and attract new customers, including in connection with making inventory commitments; our ability to remain competitive in the areas of merchandise quality, price, breadth of selection and customer service; our ability to keep a strong brand image; our ability to attract and retain key personnel; our ability to protect our trademarks in the U.S. and internationally; seasonal and quarterly variations in our revenue and income; our ability to mitigate system security risk issues, such as cyber or malware attacks, as well as other major system failures; our ability to optimize our systems, processes and functions; our ability to comply with privacy-related obligations; our ability to ensure the proper operation of the distribution facilities by third-party logistics providers; fluctuations in the price, availability and quality of raw materials; commodity, raw material and other cost increases; the extent of our foreign sourcing; our reliance on independent manufacturers; other tax matters; and other factors as set forth from time to time in our Securities and Exchange Commission filings, including those described in this report on Form 10-Q and our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 29, 2022 (the “2021 Annual Report on Form 10-K”) under the heading “Part I, Item 1A—Risk Factors.” We intend these forward-looking statements to speak only as of the date of this Quarterly Report on Form 10-Q and do not undertake to update or revise them as more information becomes available, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data, unaudited)

	April 30,	January 29,
	2022	2022
Assets
Current assets:
Cash and cash equivalents	$1,260	$1,056
Trade receivables, net	25,135	29,948
Inventories, net	83,347	78,564
Prepaid expenses and other current assets	4,644	5,804
Total current assets	114,386	115,372
Property and equipment, net	16,236	17,117
Operating lease right-of-use assets, net	87,572	92,677
Intangible assets, net	75,671	75,835
Goodwill	31,973	31,973
Other assets	3,480	4,253
Total assets	$329,318	$337,227

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$42,584	$46,722
Accrued salaries and employee benefits	9,437	6,244
Other accrued expenses	11,938	13,226
Short-term lease liabilities	22,925	22,700
Current portion of long-term debt	3,500	2,625
Total current liabilities	90,384	91,517
Long-term debt	93,830	88,869
Long-term lease liabilities	89,018	94,367
Deferred income tax liability	6,066	6,067
Other liabilities	626	627

Commitments and contingencies (Note 9)

Stockholders' equity:
Common stock at $0.01 par value (100,000,000 shares authorized, 12,127,533 and 11,986,127 shares issued and outstanding at April 30, 2022 and January 29, 2022, respectively)	121	120
Additional paid-in capital	1,141,304	1,140,516
Accumulated deficit	(1,091,903)	(1,084,734)
Accumulated other comprehensive loss	(128)	(122)
Total stockholders' equity	49,394	55,780
Total liabilities and stockholders' equity	$329,318	$337,227

See notes to unaudited condensed consolidated financial statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except share and per share data, unaudited)

	Three Months Ended
	April 30,	May 1,
	2022	2021
Net sales	$78,376	$57,533
Cost of products sold	42,741	32,050
Gross profit	35,635	25,483
Selling, general and administrative expenses	40,920	32,584
Loss from operations	(5,285)	(7,101)
Interest expense, net	1,884	1,878
Loss before income taxes	(7,169)	(8,979)
Provision for income taxes	—	2,643
Net loss	$(7,169)	$(11,622)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(6)	7
Comprehensive loss	$(7,175)	$(11,615)

Loss per share:
Basic loss per share	$(0.60)	$(0.98)
Diluted loss per share	$(0.60)	$(0.98)
Weighted average shares outstanding:
Basic	12,030,826	11,812,710
Diluted	12,030,826	11,812,710

See notes to unaudited condensed consolidated financial statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts, unaudited)

	Common Stock
	Number of Shares Outstanding	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of January 29, 2022	11,986,127	$120	$1,140,516	$(1,084,734)	$(122)	$55,780
Comprehensive loss:
Net loss	—	—	—	(7,169)	—	(7,169)
Foreign currency translation adjustment	—	—	—	—	(6)	(6)
Common stock issuance, net of certain fees	36,874	—	305	—	—	305
Share-based compensation expense	—	—	609	—	—	609
Restricted stock unit vestings	118,831	1	(1)	—	—	—
Tax withholdings related to restricted stock vesting	(16,962)	—	(148)	—	—	(148)
Issuance of common stock related to Employee Stock Purchase Plan ("ESPP")	2,663	—	23	—	—	23
Balance as of April 30, 2022	12,127,533	$121	$1,141,304	$(1,091,903)	$(128)	$49,394

	Common Stock
	Number of Shares Outstanding	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of January 30, 2021	11,809,023	$118	$1,138,247	$(1,072,030)	$(128)	$66,207
Comprehensive loss:
Net loss	—	—	—	(11,622)	—	(11,622)
Foreign currency translation adjustment	—	—	—	—	7	7
Share-based compensation expense	—	—	331	—	—	331
Restricted stock unit vestings	2,382	—	—	—	—	—
Tax withholdings related to restricted stock vesting	(985)	—	(8)	—	—	(8)
Issuance of common stock related to ESPP	4,832	—	49	—	—	49
Balance as of May 1, 2021	11,815,252	$118	$1,138,619	$(1,083,652)	$(121)	$54,964

See notes to unaudited condensed consolidated financial statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands, unaudited)

	Three Months Ended
	April 30, 2022	May 1, 2021
Operating activities
Net loss	$(7,169)	$(11,622)
Add (deduct) items not affecting operating cash flows:
Depreciation and amortization	1,558	1,638
Provision for bad debt	39	(19)
Amortization of deferred financing costs	214	170
Deferred income taxes	—	2,609
Share-based compensation expense	609	331
Capitalized PIK Interest	699	636
Changes in assets and liabilities:
Receivables, net	4,773	5,075
Inventories	(4,803)	(3,509)
Prepaid expenses and other current assets	69	748
Accounts payable and accrued expenses	(2,164)	1,684
Other assets and liabilities	1,767	(535)
Net cash used in operating activities	(4,408)	(2,794)
Investing activities
Payments for capital expenditures	(622)	(476)
Net cash used in investing activities	(622)	(476)
Financing activities
Proceeds from borrowings under the Revolving Credit Facilities	91,573	63,236
Repayment of borrowings under the Revolving Credit Facilities	(86,507)	(62,462)
Proceeds from common stock issuance, net of certain fees	305	—
Tax withholdings related to restricted stock vesting	(148)	(8)
Proceeds from stock option exercises, restricted stock vesting, and issuance of common stock under employee stock purchase plan	23	49
Net cash provided by financing activities	5,246	815
Increase (decrease) in cash, cash equivalents, and restricted cash	216	(2,455)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(15)	9
Cash, cash equivalents, and restricted cash, beginning of period	1,096	3,858
Cash, cash equivalents, and restricted cash, end of period	1,297	1,412
Less: restricted cash at end of period	37	42
Cash and cash equivalents per balance sheet at end of period	$1,260	$1,370

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$877	$1,078
Cash payments for income taxes, net of refunds	9	8
Supplemental Disclosures of Non-Cash Investing and Financing Activities
Capital expenditures in accounts payable and accrued liabilities	181	80
Deferred financing fees in accrued liabilities	—	30

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

(B) Basis of Presentation: The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. Therefore, these financial statements should be read in conjunction with VHC’s audited financial statements for the fiscal year ended January 29, 2022, as set forth in the 2021 Annual Report on Form 10-K.

The condensed consolidated financial statements include the Company’s accounts and the accounts of the Company’s wholly-owned subsidiaries as of April 30, 2022. All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) and disclosures necessary for a fair statement. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or the fiscal year as a whole.

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

(D) COVID-19: The spread of the novel coronavirus (“COVID-19”), which was declared a pandemic by the World Health Organization in March 2020, remains highly volatile, particularly in light of ongoing vaccination efforts and emerging strains of the virus. In response, we implemented various measures to effectively manage our business as well as the impacts from the COVID-19 pandemic, including (i) serving our customers through our online e-commerce websites during the periods in which we were forced to shut down retail locations or operate with reduced shopping hours, alongside other retailers, including our wholesale partners, in accordance with state and local regulations related to the COVID-19 pandemic; (ii) engaging with our lenders to provide additional liquidity and increased operational flexibility; (iii) temporarily reducing retained employee salaries and suspending board retainer fees; (iv) engaging with our landlords to address the operating environment throughout the COVID-19 pandemic, including amending existing lease terms; and (v) streamlining our expense structure and carefully managing operational initiatives to align with the business environment and sales opportunities.

The unpredictable nature of the COVID-19 pandemic could negatively affect the outcome of the measures intended to address its impact and/or our current expectations of our future business performance.

(E) Sources and Uses of Liquidity: The Company’s sources of liquidity are cash and cash equivalents, cash flows from operations, if any, borrowings available under the 2018 Revolving Credit Facility (as amended and restated and as defined below) and the Company’s ability to access capital markets, including the Open Market Sale AgreementSM entered into with Jefferies LLC in September 2021 (see Note 7 “Stockholders’ Equity” for further information). The Company’s primary cash needs are funding working capital requirements, meeting debt service requirements, and capital expenditures for new stores and related leasehold improvements. Based on our current expectations, we believe that our sources of liquidity will generate sufficient cash flows to meet our obligations during the next twelve months from the date these financial statements are issued.

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

(F) Revenue Recognition: The Company recognizes revenue when performance obligations identified under the terms of contracts with its customers are satisfied, which generally occurs upon the transfer of control in accordance with the contractual terms and conditions of the sale. Sales are recognized when the control of the goods are transferred to the customer for the Company’s wholesale business, upon receipt by the customer for the Company’s e-commerce business, and at the time of sale to the consumer for the Company’s retail business. See Note 12 “Segment Financial Information” for disaggregated revenue amounts by segment.

Revenue associated with gift cards is recognized upon redemption and unredeemed balances are considered a contract liability and recorded within other accrued expenses, which are subject to escheatment within the jurisdictions in which it operates. As of April 30, 2022 and January 29, 2022, the contract liability was $1,744 and $1,739, respectively. For the three months ended April 30, 2022, the Company recognized $133 of revenue that was previously included in the contract liability as of January 29, 2022.

(G) Recent Accounting Pronouncements: Except as noted below, the Company has considered all recent accounting pronouncements and has concluded that there are no recent accounting pronouncements that may have a material impact on its Consolidated Financial Statements, based on current information.

Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13: “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. The ASU requires an impairment model (known as the current expected credit loss (“CECL”) model) that is based on expected losses rather than incurred losses. Under the new guidance, each reporting entity should estimate an allowance for expected credit losses, which is intended to result in more timely recognition of losses. The new standard applies to trade receivables arising from revenue transactions. Under Accounting Standards Codification 606, revenue is recognized when, among other criteria, it is probable that an entity will collect the consideration it is entitled to when goods or services are transferred to a customer. When trade receivables are recorded, they become subject to the CECL model and estimates of expected credit losses on trade receivables over their contractual life will be required to be recorded at inception based on historical information, current conditions, and reasonable and supportable forecasts. This guidance is effective for smaller reporting companies for annual periods beginning after December 15, 2022, including the interim periods in the year. Early adoption is permitted. Management is currently evaluating the impact of this ASU on the consolidated financial statements.

Note 2. Goodwill and Intangible Assets

Net goodwill balances and changes therein by segment were as follows:

(in thousands)	Vince Wholesale	Vince Direct-to-consumer	Rebecca Taylor and Parker	Total Net Goodwill
Balance as of January 29, 2022	$31,973	$—	$—	$31,973
Balance as of April 30, 2022	$31,973	$—	$—	$31,973

The total carrying amount of goodwill is net of accumulated impairments of $101,845.

The following tables present a summary of identifiable intangible assets:

(in thousands)	Gross Amount	Accumulated Amortization	Accumulated Impairments	Net Book Value
Balance as of April 30, 2022
Amortizable intangible assets:
Customer relationships	$31,355	$(21,785)	$(6,115)	$3,455
Tradenames	13,100	(157)	(12,527)	416
Indefinite-lived intangible assets:
Tradenames	110,986	—	(39,186)	71,800
Total intangible assets	$155,441	$(21,942)	$(57,828)	$75,671

(in thousands)	Gross Amount	Accumulated Amortization	Accumulated Impairments	Net Book Value
Balance as of January 29, 2022
Amortizable intangible assets:
Customer relationships	$31,355	$(21,635)	$(6,115)	$3,605
Tradenames	13,100	(143)	(12,527)	430
Indefinite-lived intangible assets:
Tradenames	110,986	—	(39,186)	71,800
Total intangible assets	$155,441	$(21,778)	$(57,828)	$75,835

Amortization of identifiable intangible assets was $164 for the three months ended April 30, 2022, and $164 for the three months ended May 1, 2021. The estimated amortization expense for identifiable intangible assets is $655 for each fiscal year for the next five fiscal years.

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

The Company did not have any non-financial assets or non-financial liabilities recognized at fair value on a recurring basis at April 30, 2022 or January 29, 2022. At April 30, 2022 and January 29, 2022, the Company believes that the carrying values of cash and cash equivalents, receivables, and accounts payable approximate fair value, due to the short-term maturity of these instruments. The Company’s debt obligations with a carrying value of $98,475 as of April 30, 2022 are at variable interest rates. Borrowings under the Company’s 2018 Revolving Credit Facility (as amended and restated and as defined below) are recorded at carrying value, which approximates fair value due to the frequent nature of such borrowings and repayments. The Company considers this as a Level 2 input. The fair value of the Company’s Term Loan Credit Facility (as defined below) and the Third Lien Credit Facility (as defined below) was approximately $34,000 and $24,000, respectively, as of April 30, 2022 based upon estimated market value calculations that factor principal, time to maturity, interest rate, and current cost of debt. The Company considers this a Level 3 input.

The Company’s non-financial assets, which primarily consist of goodwill, intangible assets, operating lease right-of-use (“ROU”) assets, and property and equipment, are not required to be measured at fair value on a recurring basis and are reported at their carrying values. However, on a periodic basis whenever events or changes in circumstances indicate that their carrying value may not be fully recoverable (and at least annually for goodwill and indefinite-lived intangible assets), non-financial assets are assessed for impairment and, if applicable, written down to (and recorded at) fair value.

Note 4. Long-Term Debt and Financing Arrangements

Long-term debt consisted of the following:

	April 30,	January 29,
(in thousands)	2022	2022
Long-term debt:
Term Loan Facilities	$35,000	$35,000
Revolving Credit Facilities	39,689	34,624
Third Lien Credit Facility	23,786	23,087
Total debt principal	98,475	92,711
Less: current portion of long-term debt	3,500	2,625
Less: deferred financing costs	1,145	1,217
Total long-term debt	$93,830	$88,869

Term Loan Credit Facility

On September 7, 2021, Vince, LLC entered into a new term loan credit facility as described below. The proceeds were used to repay in full all outstanding amounts under the $27,500 senior secured term loan facility (the “2018 Term Loan Facility”) pursuant to a credit agreement originally entered into on August 21, 2018 and a portion of the borrowings outstanding under the 2018 Revolving Credit Facility. The 2018 Term Loan Facility was terminated.

Vince, LLC entered into a new $35,000 senior secured term loan credit facility (the “Term Loan Credit Facility”) pursuant to a Credit Agreement (the “Term Loan Credit Agreement”) by and among Vince, LLC, as the borrower, the guarantors named therein, PLC Agent, LLC, as administrative agent and collateral agent, and the other lenders from time to time party thereto. Vince Holding Corp. and Vince Intermediate Holding, LLC (“Vince Intermediate”) are guarantors under the Term Loan Credit Facility.  The Term Loan Credit Facility matures on the earlier of September 7, 2026 and 91 days after the maturity date of the 2018 Revolving Credit Facility (as defined below).

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

The Term Loan Credit Facility contains a requirement that Vince, LLC will maintain an availability under its 2018 Revolving Credit Facility of the greater of 10% of the commitments thereunder or $9,500. The Term Loan Credit Facility did not permit dividends prior to April 30, 2022, or an earlier date designated by Vince, LLC (the period until such date, the “Accommodation Period”) and now permits them to the extent that no default or event of default is continuing or would result from a contemplated dividend, so long as after giving pro forma effect to the contemplated dividend subtracting any accounts payable amounts that are or are projected to be past due for the following six months, excess availability for such six month period will be at least the greater of 25.0% of the aggregate lending commitments and $15,000.  In addition, the Term Loan Credit Facility contains customary representations and warranties, other covenants, and events of default, including but not limited to, limitations on the incurrence of additional indebtedness, liens, burdensome agreements, guarantees, investments, loans, asset sales, mergers, acquisitions, prepayment of other debt, the repurchase of capital stock, transactions with affiliates, and the ability to change the nature of its business or its fiscal year, and distributions and dividends. Furthermore, the Term Loan Credit Facility is subject to a Borrowing Base (as defined in the Term Loan Credit Agreement) which can, under certain conditions result in the imposition of a reserve under the 2018 Revolving Credit Facility. As of April 30, 2022, the Company was in compliance with applicable covenants.

All obligations under the Term Loan Credit Facility are guaranteed by Vince Intermediate and the Company and any future material domestic restricted subsidiaries of Vince, LLC and secured by a lien on substantially all of the assets of the Company, Vince, LLC and Vince Intermediate and any future material domestic restricted subsidiaries.

Through April 30, 2022, on an inception to date basis, the Company had not made any repayments on the Term Loan Credit Facility.

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

Interest is payable on the loans under the 2018 Revolving Credit Facility at either the LIBOR Rate or the Base Rate, in each case, with applicable margins subject to a pricing grid based on an average daily excess availability calculation. The “Base Rate” means, for any day, a fluctuating rate per annum equal to the highest of (i) the rate of interest in effect for such day as publicly announced from time to time by Citizens as its prime rate; (ii) the Federal Funds Rate for such day, plus 0.5%; and (iii) the LIBOR Rate for a one month interest period as determined on such day, plus 1.00%. During the continuance of certain specified events of default, at the election of Citizens, interest will accrue at a rate of 2.0% in excess of the applicable non-default rate.

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

On September 7, 2021, concurrently with the Term Loan Credit Facility, Vince, LLC entered into an Amended and Restated Credit Agreement (the “A&R Revolving Credit Facility Agreement”) which, among other things, contained amendments to reflect the terms of the Term Loan Credit Facility and extends the maturity of the 2018 Revolving Credit Facility to the earlier of June 8, 2026 and 91 days prior to the maturity of the Term Loan Credit Facility.

In addition, the A&R Revolving Credit Facility Agreement, among others: (i) lowered all applicable margins by 0.75%; (ii) revised the end of  the Accommodation Period (as defined therein) to April 30, 2022 or an earlier date as elected by Vince, LLC; (iii) amended the borrowing base calculation to exclude Eligible Cash On Hand (as defined therein); (iv) revised the threshold under the definition of the Cash Dominion Trigger Event to be the excess availability of the greater of (a) 12.5% of the Loan Cap and (b) $11,000; (v) deleted the financial covenant and replaced it with a requirement to maintain a minimum excess availability not to be less than the greater of (a) $9,500 and (b) 10% of the commitments at any time; and (vi) revised certain representations and warranties as well as operational covenants.

As of April 30, 2022, the Company was in compliance with applicable covenants. As of April 30, 2022, $41,523 was available under the 2018 Revolving Credit Facility, net of the Loan Cap, and there were $39,689 of borrowings outstanding and $5,530 of letters of credit outstanding under the 2018 Revolving Credit Facility. The weighted average interest rate for borrowings outstanding under the 2018 Revolving Credit Facility as of April 30, 2022 was 2.1%.

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

SK Financial is an affiliate of Sun Capital Partners, Inc. (“Sun Capital”), whose affiliates own, as of April 30, 2022, approximately 70% of the Company’s common stock.  The Third Lien Credit Facility was reviewed and approved by the Special Committee of the Company’s Board of Directors, consisting solely of directors not affiliated with Sun Capital, which committee was represented by independent legal advisors.

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

On September 7, 2021, concurrently with the Term Loan Credit Facility as well as the A&R Revolving Credit Facility Agreement, Vince, LLC entered into an amendment (the “Third Lien First Amendment”) to the Third Lien Credit Facility which amended its terms to extend its maturity to March 6, 2027, revised the interest rate to remove the tiered applicable margins so that the rate is now equal to the 90-day LIBOR rate, or an alternate applicable reference rate in the event LIBOR is no longer available, plus 9.0% at all times, and to reflect the applicable terms of the Term Loan Credit Facility as well as the A&R Revolving Credit Facility Agreement.

Note 5. Inventory

Inventories consisted of finished goods. As of April 30, 2022 and January 29, 2022, finished goods, net of reserves were $83,347 and $78,564, respectively.

Note 6. Share-Based Compensation

Employee Stock Plans

Vince 2013 Incentive Plan

In connection with the IPO, the Company adopted the Vince 2013 Incentive Plan, which provides for grants of stock options, stock appreciation rights, restricted stock and other stock-based awards. In May 2018, the Company filed a Registration Statement on Form S-8 to register an additional 660,000 shares of common stock available for issuance under the Vince 2013 Incentive Plan. Additionally, in September 2020, the Company filed a Registration Statement on Form S-8 to register an additional 1,000,000 shares of common stock available for issuance under the Vince 2013 Incentive Plan. The aggregate number of shares of common stock which may be issued or used for reference purposes under the Vince 2013 Incentive Plan or with respect to which awards may be granted may not exceed 1,000,000 shares. The shares available for issuance under the Vince 2013 Incentive Plan may be, in whole or in part, either authorized and unissued shares of the Company’s common stock or shares of common stock held in or acquired for the Company’s treasury. In general, if awards under the Vince 2013 Incentive Plan are cancelled for any reason, or expire or terminate unexercised, the shares covered by such award may again be available for the grant of awards under the Vince 2013 Incentive Plan. As of April 30, 2022, there were 1,075,293 shares under the Vince 2013 Incentive Plan available for future grants. Options granted pursuant to the Vince 2013 Incentive Plan typically vest in equal installments over four years, subject to the employees’ continued employment and expire on the earlier of the tenth anniversary of the grant date or upon termination as outlined in the Vince 2013 Incentive Plan. Restricted stock units (“RSUs”) granted typically vest in equal installments over a three-year period or vest in equal installments over four years, subject to the employees’ continued employment.

Employee Stock Purchase Plan

The Company maintains an employee stock purchase plan (“ESPP”) for its employees. Under the ESPP, all eligible employees may contribute up to 10% of their base compensation, up to a maximum contribution of $10 per year. The purchase price of the stock is 90% of the fair market value, with purchases executed on a quarterly basis. The plan is defined as compensatory, and accordingly, a charge for compensation expense is recorded to selling, general and administrative (“SG&A”) expense for the difference between the fair market value and the discounted purchase price of the Company’s common stock. During the three months ended April 30, 2022, 2,663 shares of common stock were issued under the ESPP. During the three months ended May 1, 2021, 4,832 shares of common stock were issued under the ESPP. As of April 30, 2022, there were 67,437 shares available for future issuance under the ESPP.

Stock Options

A summary of stock option activity for the three months ended April 30, 2022 is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 29, 2022	58	$38.77	3.7	$—
Granted	—	$—
Exercised	—	$—
Forfeited or expired	—	$—
Outstanding at April 30, 2022	58	$38.77	3.4	$—

Vested and exercisable at April 30, 2022	58	$38.77	3.4	$—

Restricted Stock Units

A summary of restricted stock unit activity for the three months ended April 30, 2022 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested restricted stock units at January 29, 2022	628,883	$10.48
Granted	3,250	$9.11
Vested	(118,831)	$9.61
Forfeited	(23,594)	$11.12
Non-vested restricted stock units at April 30, 2022	489,708	$10.65

Share-Based Compensation Expense

The Company recognized share-based compensation expense of $609 and $331, including expense of $126 and $63 related to non-employees, during the three months ended April 30, 2022 and May 1, 2021, respectively.

Note 7. Stockholders’ Equity

At-the-Market Offering

On September 9, 2021, the Company filed a shelf registration statement on Form S-3, which was declared effective on September 21, 2021 (the “Registration Statement”). Under the Registration Statement, the Company may offer and sell up to 3,000,000 shares of common stock from time to time in one or more offerings at prices and terms to be determined at the time of the sale. In connection with the filing of the Registration Statement, the Company entered into an Open Market Sale AgreementSM with Jefferies LLC (“At-the-Market Offering”), under which the Company is able to offer and sell, from time to time, up to 1,000,000 shares of common stock, par value $0.01 per share, which shares are included in the securities registered pursuant to the Registration Statement. During the three months ended April 30, 2022, the Company issued and sold 36,874 shares of common stock under the At-the-Market Offering for aggregate net proceeds of $305, at an average price of $8.27 per share. At April 30, 2022, 945,992 shares of common stock were available to be offered and sold under the At-the-Market Offering.

Note 8. Earnings (Loss) Per Share

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

The following is a reconciliation of weighted average basic shares to weighted average diluted shares outstanding:

	Three Months Ended
	April 30,	May 1,
	2022	2021
Weighted-average shares—basic	12,030,826	11,812,710
Effect of dilutive equity securities	—	—
Weighted-average shares—diluted	12,030,826	11,812,710

Because the Company incurred a net loss for the three months ended April 30, 2022 and May 1, 2021, weighted-average basic shares and weighted-average diluted shares outstanding are equal for the periods.

Note 9. Commitments and Contingencies

Litigation

The Company is a party to legal proceedings, compliance matters, environmental, as well as wage and hour and other labor claims that arise in the ordinary course of business. Although the outcome of such items cannot be determined with certainty, management believes that the ultimate outcome of these items, individually and in the aggregate, will not have a material adverse impact on the Company’s financial position, results of operations or cash flows.

Note 10. Income Taxes

The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year. In interim periods where the entity is experiencing losses, an entity must make assumptions concerning its future taxable income and determine whether the realization of future tax benefits is more likely than not. For the three months ended April 30, 2022, the Company has year-to-date ordinary losses for the interim period and is anticipating annual ordinary income for the fiscal year. The Company has determined that it is more likely than not that the tax benefit of the year-to-date loss will not be realized in the current or future years and accordingly, the Company’s effective tax was 0% for the three months ended April 30, 2022. The provision for income taxes of $2,643 for the three months ended May 1, 2021 primarily represents the non-cash deferred tax expense created by the current period amortization of indefinite-lived goodwill and intangible assets for tax but not for book purposes. A portion of these deferred tax liabilities cannot be used as a source to support the realization of certain deferred tax assets related to the Company’s net operating losses which results in tax expense to record these deferred tax liabilities. Additionally, the provision for income taxes for the three months ended May 1, 2021 included a correction of an error of $882 related to the state tax impact of the non-cash deferred tax expense created by the amortization of indefinite-lived goodwill and intangible assets as previously recorded in the fourth quarter of fiscal 2020. The effective tax rate was (29.4%) for the three months ended May 1, 2021 and differs from the U.S. statutory rate primarily due to the increase in deferred tax liabilities attributable to indefinite-lived goodwill and intangible assets as described above, as well as state and foreign taxes partially offset by the impact of the valuation allowance established against additional deferred tax assets.

Each reporting period, the Company evaluates the realizability of its deferred tax assets and has maintained a full valuation allowance against its deferred tax assets. These valuation allowances will be maintained until there is sufficient positive evidence to conclude that it is more likely than not that these deferred tax assets will be realized.

Note 11. Leases

The Company determines if a contract contains a lease at inception. The Company has operating leases for real estate (primarily retail stores, storage and office spaces) some of which have initial terms of 10 years, and in many instances can be extended for an additional term, while the Company’s more recent leases are subject to shorter terms as a result of the implementation of the strategy to pursue shorter lease terms. The Company will not include renewal options in the underlying lease term unless the Company is reasonably certain to exercise the renewal option. Substantially all of the Company’s leases require a fixed annual rent, and most require the payment of additional rent if store sales exceed a negotiated amount. These percentage rent expenses are considered as variable lease costs and are recognized in the consolidated financial statements when incurred. In addition, the Company’s real estate leases may also require additional payments for real estate taxes and other occupancy-related costs which it considers as non-lease components.

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

Total lease cost is included in cost of sales and SG&A expense in the accompanying condensed consolidated statements of operations and comprehensive income (loss) and is recorded net of immaterial sublease income. Some leases have a non-cancelable lease term of less than one year and therefore, the Company has elected to exclude these short-term leases from our ROU asset and lease liabilities. Short term lease costs were immaterial for the three months ended April 30, 2022 and May 1, 2021. The Company’s lease cost is comprised of the following:

	Three Months Ended
	April 30,	May 1,
(in thousands)	2022	2021
Operating lease cost	$6,320	$6,274
Variable operating lease cost	234	142
Total lease cost	$6,554	$6,416

As of April 30, 2022, the future maturity of lease liabilities are as follows:

April 30,
(in thousands)	2022
Fiscal 2022	$21,227
Fiscal 2023	28,017
Fiscal 2024	24,915
Fiscal 2025	16,632
Fiscal 2026	11,162
Thereafter	33,284
Total lease payments	135,237
Less: Imputed interest	(23,294)
Total operating lease liabilities	$111,943

The operating lease payments do not include any renewal options as such leases are not reasonably certain of being renewed as of April 30, 2022, and do not include $11,497 of legally binding minimum lease payments for leases signed but not yet commenced.

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
•

Vince Direct-to-consumer segment—consists of the Company’s operations to distribute Vince brand products directly to the consumer through its Vince branded full-price specialty retail stores, outlet stores, e-commerce platform and its subscription service Vince Unfold; and

•

Rebecca Taylor and Parker segment—consists of the Company’s operations to distribute Rebecca Taylor and Parker brand products to high-end department and specialty stores in the U.S. and select international markets, directly to the consumer through their own branded e-commerce platforms and Rebecca Taylor retail and outlet stores, and through its subscription service Rebecca Taylor RNTD.

The accounting policies of the Company’s reportable segments are consistent with those described in Note 1 to the audited consolidated financial statements of VHC for the fiscal year ended January 29, 2022 included in the 2021 Annual Report on Form 10-K. Unallocated corporate expenses are related to the Vince brand and are comprised of selling, general, and administrative expenses attributable to corporate and administrative activities (such as marketing, design, finance, information technology, legal and human resource departments), and other charges that are not directly attributable to the Company’s Vince Wholesale and Vince Direct-to-consumer reportable segments. Unallocated corporate assets are related to the Vince brand and are comprised of the carrying values of the Company’s goodwill and tradename, deferred tax assets, and other assets that will be utilized to generate revenue for the Company’s Vince Wholesale and Vince Direct-to-consumer reportable segments.

Beginning with the fourth quarter of fiscal 2021, the Company changed the allocation methodology for certain corporate operational expenses and assets between Vince Wholesale and Vince Direct-to-consumer segments. The prior period has been updated to conform to the current allocation methodology. These changes did not impact the Company’s previously reported consolidated financial results.

Summary information for the Company’s reportable segments is presented below.

(in thousands)	Vince Wholesale	Vince Direct-to-consumer	Rebecca Taylor and Parker	Unallocated Corporate	Total
Three Months Ended April 30, 2022
Net Sales (1)	$33,464	$34,782	$10,130	$—	$78,376
Income (loss) before income taxes	10,163	(802)	(1,484)	(15,046)	(7,169)

Three Months Ended May 1, 2021
Net Sales (2)	$26,799	$23,932	$6,802	$—	$57,533
Income (loss) before income taxes	8,835	(1,665)	(3,263)	(12,886)	(8,979)

(in thousands)	Vince Wholesale	Vince Direct-to-consumer	Rebecca Taylor and Parker	Unallocated Corporate	Total
April 30, 2022
Total Assets	$67,437	$103,231	$33,321	$125,329	$329,318

January 29, 2022
Total Assets	$64,502	$108,019	$38,825	$125,881	$337,227

(1) Net sales for the Rebecca Taylor and Parker reportable segment for the three months ended April 30, 2022 consisted of $4,874 through wholesale distribution channels and $5,256 through direct-to-consumer distribution channels.

(2) Net sales for the Rebecca Taylor and Parker reportable segment for the three months ended May 1, 2021 consisted of $4,535 through wholesale distribution channels and $2,267 through direct-to-consumer distribution channels.

Note 13. Related Party Transactions

Third Lien Credit Agreement

On December 11, 2020, Vince, LLC entered into the $20,000 Third Lien Credit Facility pursuant to the Third Lien Credit Agreement, by and among Vince, LLC, as the borrower, SK Financial, as agent and lender, and other lenders from time-to-time party thereto. SK Financial is an affiliate of Sun Capital, whose affiliates own, as of April 30, 2022, approximately 70% of the Company’s common stock.  The Third Lien Credit Facility was reviewed and approved by the Special Committee of the Company’s Board of Directors, consisting solely of directors not affiliated with Sun Capital, which committee was represented by independent legal advisors.

See Note 4 “Long-Term Debt and Financing Arrangements” for additional information.

Tax Receivable Agreement

VHC entered into a Tax Receivable Agreement with the Pre-IPO Stockholders on November 27, 2013. The Company and its former subsidiaries generated certain tax benefits (including net operating losses and tax credits) prior to the Restructuring Transactions consummated in connection with the Company’s IPO and will generate certain section 197 intangible deductions (the “Pre-IPO Tax Benefits”), which would reduce the actual liability for taxes that the Company might otherwise be required to pay. The Tax Receivable Agreement provides for payments to the Pre-IPO Stockholders in an amount equal to 85% of the aggregate reduction in taxes payable realized by the Company and its subsidiaries from the utilization of the Pre-IPO Tax Benefits (the “Net Tax Benefit”).

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

As of April 30, 2022, the Company’s total obligation under the Tax Receivable Agreement was estimated to be $0 based on projected future pre-tax income.

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

During the three months ended April 30, 2022 and May 1, 2021, the Company incurred expenses of $8 and $2, respectively, under the Sun Capital Consulting Agreement.

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

This discussion contains forward-looking statements involving risks, uncertainties and assumptions that could cause our results to differ materially from expectations. For a discussion of the risks facing our business see “Item 1A—Risk Factors” of this Quarterly Report as well as in our 2021 Annual Report on Form 10-K.

COVID-19

The spread of COVID-19, which was declared a pandemic by the World Health Organization in March 2020, remains highly volatile, particularly in light of ongoing vaccination efforts and emerging strains of the virus. In response, we implemented various measures to effectively manage our business as well as the impacts from the COVID-19 pandemic, including (i) serving our customers through our online e-commerce websites during the periods in which we were forced to shut down retail locations or operate with reduced shopping hours, alongside other retailers, including our wholesale partners, in accordance with state and local regulations related to the COVID-19 pandemic; (ii) engaging with our lenders to provide additional liquidity and increased operational flexibility; (iii) temporarily reducing retained employee salaries and suspending board retainer fees; (iv) engaging with our landlords to address the operating environment throughout the COVID-19 pandemic, including amending existing lease terms; and (v) streamlining our expense structure and carefully managing operational initiatives to align with the business environment and sales opportunities.

The unpredictable nature of the COVID-19 pandemic could negatively affect the outcome of the measures intended to address its impact and/or our current expectations of our future business performance. See Part I, Item 1A. Risk Factors in the 2021 Annual Report on Form 10-K — “Risks Related to Our Business and Industry — The COVID-19 pandemic has adversely affected, and may continue to adversely affect, our business, financial condition, cash flow, liquidity and results of operations” for additional discussion regarding risks to our business associated with the COVID-19 pandemic.

Executive Overview

We are a global contemporary group, consisting of three brands: Vince, Rebecca Taylor and Parker.

Vince, established in 2002, is a leading global luxury apparel and accessories brand best known for creating elevated yet understated pieces for every day effortless style. Known for its range of luxury products, Vince offers women’s and men’s ready-to-wear, footwear and accessories through 50 full-price retail stores, 18 outlet stores, its e-commerce site, vince.com and through its subscription service Vince Unfold, vinceunfold.com, as well as through premium wholesale channels globally.

Rebecca Taylor, founded in 1996 in New York City, is a contemporary womenswear line lauded for its signature prints, romantic detailing and vintage inspired aesthetic, reimagined for a modern era. The Rebecca Taylor collection is available at 10 full-price retail stores, 8 outlet stores, through its e-commerce site at rebeccataylor.com and through its subscription service Rebecca Taylor RNTD at rebeccataylorrntd.com, as well as through major department and specialty stores worldwide.

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

The following table presents, for the periods indicated, our operating results as a percentage of net sales, as well as earnings (loss) per share data:

	Three Months Ended
	April 30, 2022		May 1, 2021
		% of Net		% of Net
	Amount	Sales	Amount	Sales
(in thousands, except per share data and percentages)
Statements of Operations:
Net sales	$78,376	100.0%	$57,533	100.0%
Cost of products sold	42,741	54.5%	32,050	55.7%
Gross profit	35,635	45.5%	25,483	44.3%
Selling, general and administrative expenses	40,920	52.2%	32,584	56.6%
Loss from operations	(5,285)	(6.7)%	(7,101)	(12.3)%
Interest expense, net	1,884	2.4%	1,878	3.3%
Loss before income taxes	(7,169)	(9.1)%	(8,979)	(15.6)%
Provision for income taxes	—	0.0%	2,643	4.6%
Net loss	$(7,169)	(9.1)%	$(11,622)	(20.2)%
Loss per share:
Basic loss per share	$(0.60)		$(0.98)
Diluted loss per share	$(0.60)		$(0.98)

Three Months Ended April 30, 2022 Compared to Three Months Ended May 1, 2021

Net sales for the three months ended April 30, 2022 were $78,376, increasing $20,843, or 36.2%, versus $57,533 for the three months ended May 1, 2021.

Gross profit increased 39.8% to $35,635 for the three months ended April 30, 2022 from $25,483 in the prior year first quarter. As a percentage of sales, gross margin was 45.5%, compared with 44.3% in the prior year first quarter. The total gross margin rate increase was primarily driven by the following factors:

•	The favorable impact of leveraging our distribution and other overhead costs contributed positively by approximately 170 basis points;
•	The favorable impact from a non-recurring insurance recovery contributed positively by approximately 130 basis points;
•	The favorable impact from channel and product mix contributed positively by approximately 60 basis points; which were partly offset by
•	The unfavorable impact from higher product and freight costs which contributed negatively by approximately 260 basis points.

Selling, general and administrative (“SG&A”) expenses for the three months ended April 30, 2022 were $40,920, increasing $8,336, or 25.6%, versus $32,584 for the three months ended May 1, 2021. SG&A expenses as a percentage of sales were 52.2% and 56.6% for the three months ended April 30, 2022 and May 1, 2021, respectively. The change in SG&A expenses compared to the prior fiscal year period was primarily due to:

•	$4,130 of increased compensation and benefits, partially due to lower expense in the prior year as a result of the impact of COVID-19;
•	$1,369 of increased marketing and advertising costs, primarily due to investments in digital marketing; and
•

$1,289 of increased consulting and other third-party costs due to investments in our customer facing technologies to further expand our omni-channel capabilities, as well as increased investments in our e-commerce platforms.

Interest expense, net increased $6, or 0.3%, to $1,884 in the three months ended April 30, 2022 from $1,878 in the three months ended May 1, 2021.

Provision for income taxes for the three months ended April 30, 2022 was $0 as the Company is anticipating annual ordinary income for the fiscal year and the Company has determined that it is more likely than not that the tax benefit of the year-to-date loss will not be realized in the current or future years. The provision for income taxes of $2,643 for the three months ended May 1, 2021 primarily represents the non-cash deferred tax expense created by the current period amortization of indefinite-lived goodwill and intangible assets for tax but not for book purposes. See Note 10 “Income Taxes” to the condensed consolidated financial statements in this Quarterly Report for further information.

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

	Three Months Ended
	April 30,	May 1,
(in thousands)	2022	2021
Net Sales:
Vince Wholesale	$33,464	$26,799
Vince Direct-to-consumer	34,782	23,932
Rebecca Taylor and Parker	10,130	6,802
Total net sales	$78,376	$57,533

Income (loss) from operations:
Vince Wholesale	$10,163	$8,835
Vince Direct-to-consumer	(802)	(1,665)
Rebecca Taylor and Parker	(1,484)	(3,263)
Subtotal	7,877	3,907
Unallocated corporate	(13,162)	(11,008)
Total loss from operations	$(5,285)	$(7,101)

Vince Wholesale

	Three Months Ended
(in thousands)	April 30, 2022	May 1, 2021	$ Change
Net sales	$33,464	$26,799	$6,665
Income from operations	10,163	8,835	1,328

Net sales from our Vince Wholesale segment increased $6,665, or 24.9%, to $33,464 in the three months ended April 30, 2022 from $26,799 in the three months ended May 1, 2021, primarily due to higher full-price shipments as the prior year was impacted by COVID-19.

Income from operations from our Vince Wholesale segment increased $1,328, or 15.0%, to $10,163 in the three months ended April 30, 2022 from $8,835 in the three months ended May 1, 2021, primarily due to higher sales as noted above.

Vince Direct-to-consumer

	Three Months Ended
(in thousands)	April 30, 2022	May 1, 2021	$ Change
Net sales	$34,782	$23,932	$10,850
Loss from operations	(802)	(1,665)	863

Net sales from our Vince Direct-to-consumer segment increased $10,850, or 45.3%, to $34,782 in the three months ended April 30, 2022 from $23,932 in the three months ended May 1, 2021. Comparable sales increased $9,349, or 41.2%, including e-commerce, primarily due to an increase in traffic as the prior year reflected the impact from COVID-19. Non-comparable sales contributed $1,501 of sales growth which includes new stores which have not completed 13 full fiscal months of operations and Vince Unfold. Since May 1, 2021, five net stores have opened, bringing our total retail store count to 68 (consisting of 50 full price stores and 18 outlet stores) as of April 30, 2022, compared to 63 (consisting of 48 full price stores and 15 outlet stores) as of May 1, 2021.

Our Vince Direct-to-consumer segment had a loss from operations of $802 in the three months ended April 30, 2022 compared to a loss from operations of $1,665 in the three months ended May 1, 2021. The change was primarily driven by higher net sales as noted above partly offset by an increase in staffing and other SG&A expenses.

Rebecca Taylor and Parker

	Three Months Ended
(in thousands)	April 30, 2022	May 1, 2021	$ Change
Net sales	$10,130	$6,802	$3,328
Loss from operations	(1,484)	(3,263)	1,779

Net sales from our Rebecca Taylor and Parker segment increased $3,328, or 48.9%, to $10,130 in the three months ended April 30, 2022 from $6,802 in the three months ended May 1, 2021, primarily due to (a) a $339 increase in wholesale sales and (b) a $2,989 increase in the direct-to-consumer channels primarily due to increased traffic, as the prior year reflected the impact of COVID-19, as well as new stores.

Loss from operations from our Rebecca Taylor and Parker segment decreased $1,779, or 54.5%, to $1,484 in the three months ended April 30, 2022 from $3,263 in the three months ended May 1, 2021. The decrease was primarily driven by higher net sales and an improvement in gross profit, which includes the non-recurring insurance recovery, as noted above, partly offset by higher staffing and other SG&A expenses.

Liquidity and Capital Resources

Our sources of liquidity are cash and cash equivalents, cash flows from operations, if any, borrowings available under the 2018 Revolving Credit Facility (as amended and restated and as defined below) and our ability to access capital markets, including our Open Market Sale AgreementSM entered into with Jefferies LLC in September 2021 (see Note 7 “Stockholders’ Equity” to the condensed consolidated financial statements in this Quarterly Report for further information). Our primary cash needs are funding working capital requirements, meeting our debt service requirements and capital expenditures for new stores and related leasehold improvements. The most significant components of our working capital are cash and cash equivalents, accounts receivable, inventories, accounts payable and other current liabilities. Based on our current expectations, we believe that our sources of liquidity will generate sufficient cash flows to meet our obligations during the next twelve months from the date these financial statements are issued. Our recent financial results have been, and our future financial results may be, subject to substantial fluctuations, and may be impacted by business conditions and macroeconomic factors, including the impact of the COVID-19 pandemic and the armed conflict between Ukraine and Russia. Our ability to continue to meet our obligations is dependent on our ability to generate positive cash flow from a combination of initiatives and any failure to successfully implement these initiatives could require us to implement alternative plans to satisfy our liquidity needs. In the event that we are unable to timely service our debt, meet other contractual payment obligations or fund our other liquidity needs, we may need to refinance all or a portion of our indebtedness before maturity, seek waivers of or amendments to our contractual obligations for payment, reduce or delay scheduled expansions and capital expenditures, sell material assets or operations or seek other financing opportunities.

Operating Activities

	Three Months Ended
(in thousands)	April 30, 2022	May 1, 2021
Operating activities
Net loss	$(7,169)	$(11,622)
Add (deduct) items not affecting operating cash flows:
Depreciation and amortization	1,558	1,638
Provision for bad debt	39	(19)
Amortization of deferred financing costs	214	170
Deferred income taxes	—	2,609
Share-based compensation expense	609	331
Capitalized PIK Interest	699	636
Changes in assets and liabilities:
Receivables, net	4,773	5,075
Inventories	(4,803)	(3,509)
Prepaid expenses and other current assets	69	748
Accounts payable and accrued expenses	(2,164)	1,684
Other assets and liabilities	1,767	(535)
Net cash used in operating activities	$(4,408)	$(2,794)

Net cash used in operating activities during the three months ended April 30, 2022 was $4,408, which consisted of a net loss of $7,169, impacted by non-cash items of $3,119 and cash used in working capital of $358. Net cash used in working capital primarily resulted from a cash outflow in inventory of $4,803 primarily due to growth in the business and the timing of receipts and a cash outflow in accounts payable and accrued expenses of $2,164 primarily due to the timing of payments to vendors, partly offset by a cash inflow from receivables, net, of $4,773 primarily driven by the timing of collections.

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

Investing Activities

	Three Months Ended
(in thousands)	April 30, 2022	May 1, 2021
Investing activities
Payments for capital expenditures	$(622)	$(476)
Net cash used in investing activities	$(622)	$(476)

Net cash used in investing activities of $622 during the three months ended April 30, 2022 represents capital expenditures primarily related to retail store buildouts, including leasehold improvements and store fixtures, as well as the investment in our information technology systems.

Net cash used in investing activities of $476 during the three months ended May 1, 2021 represents capital expenditures primarily related to the investment in our information technology systems and retail store buildouts, including leasehold improvements and store fixtures.

Financing Activities

	Three Months Ended
(in thousands)	April 30, 2022	May 1, 2021
Financing activities
Proceeds from borrowings under the Revolving Credit Facilities	$91,573	$63,236
Repayment of borrowings under the Revolving Credit Facilities	(86,507)	(62,462)
Proceeds from common stock issuance, net of certain fees	305	—
Tax withholdings related to restricted stock vesting	(148)	(8)
Proceeds from stock option exercises, restricted stock vesting, and issuance of common stock under employee stock purchase plan	23	49
Net cash provided by financing activities	$5,246	$815

Net cash provided by financing activities was $5,246 during the three months ended April 30, 2022, primarily consisting of $5,066 of net proceeds from borrowings under the 2018 Revolving Credit Facility.

Net cash provided by financing activities was $815 during the three months ended May 1, 2021, primarily consisting of $774 of net proceeds from borrowings under the 2018 Revolving Credit Facility.

Term Loan Credit Facility

On September 7, 2021, Vince, LLC entered into a new term loan credit facility as described below. The proceeds were used to repay in full all outstanding amounts under the $27,500 senior secured term loan facility (the “2018 Term Loan Facility”) pursuant to a credit agreement originally entered into on August 21, 2018 and a portion of the borrowings outstanding under the 2018 Revolving Credit Facility. The 2018 Term Loan Facility was terminated.

Vince, LLC entered into a new $35,000 senior secured term loan credit facility (the “Term Loan Credit Facility”) pursuant to a Credit Agreement (the “Term Loan Credit Agreement”) by and among Vince, LLC, as the borrower, the guarantors named therein, PLC Agent, LLC, as administrative agent and collateral agent, and the other lenders from time to time party thereto. Vince Holding Corp. and Vince Intermediate Holding, LLC (“Vince Intermediate”) are guarantors under the Term Loan Credit Facility. The Term Loan Credit Facility matures on the earlier of September 7, 2026 and 91 days after the maturity date of the 2018 Revolving Credit Facility (as defined below).

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

The Term Loan Credit Facility contains a requirement that Vince, LLC will maintain an availability under its 2018 Revolving Credit Facility of the greater of 10% of the commitments thereunder or $9,500. The Term Loan Credit Facility did not permit dividends prior to April 30, 2022, or an earlier date designated by Vince, LLC (the period until such date, the “Accommodation Period”) and now permits them to the extent that no default or event of default is continuing or would result from a contemplated dividend, so long as after giving pro forma effect to the contemplated dividend subtracting any accounts payable amounts that are or are projected to be past due for the following six months, excess availability for such six month period will be at least the greater of 25.0% of the aggregate lending commitments and $15,000.  In addition, the Term Loan Credit Facility contains customary representations and warranties, other covenants, and events of default, including but not limited to, limitations on the incurrence of additional indebtedness, liens, burdensome agreements, guarantees, investments, loans, asset sales, mergers, acquisitions, prepayment of other debt, the repurchase of capital stock, transactions with affiliates, and the ability to change the nature of its business or its fiscal year, and distributions and dividends. Furthermore, the Term Loan Credit Facility is subject to a Borrowing Base (as defined in the Term Loan Credit Agreement) which can, under certain conditions result in the imposition of a reserve under the 2018 Revolving Credit Facility. As of April 30, 2022, the Company was in compliance with applicable covenants.

All obligations under the Term Loan Credit Facility are guaranteed by Vince Intermediate and the Company and any future material domestic restricted subsidiaries of Vince, LLC and secured by a lien on substantially all of the assets of the Company, Vince, LLC and Vince Intermediate and any future material domestic restricted subsidiaries.

Through April 30, 2022, on an inception to date basis, the Company had not made any repayments on the Term Loan Credit Facility.

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

Interest is payable on the loans under the 2018 Revolving Credit Facility at either the LIBOR Rate or the Base Rate, in each case, with applicable margins subject to a pricing grid based on an average daily excess availability calculation. The “Base Rate” means, for any day, a fluctuating rate per annum equal to the highest of (i) the rate of interest in effect for such day as publicly announced from time to time by Citizens as its prime rate; (ii) the Federal Funds Rate for such day, plus 0.5%; and (iii) the LIBOR Rate for a one month interest period as determined on such day, plus 1.00%. During the continuance of certain specified events of default, at the election of Citizens, interest will accrue at a rate of 2.0% in excess of the applicable non-default rate.

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

On September 7, 2021, concurrently with the Term Loan Credit Facility, Vince, LLC entered into an Amended and Restated Credit Agreement (the “A&R Revolving Credit Facility Agreement”) which, among other things, contained amendments to reflect the terms of the Term Loan Credit Facility and extends the maturity of the 2018 Revolving Credit Facility to the earlier of June 8, 2026 and 91 days prior to the maturity of the Term Loan Credit Facility.

In addition, the A&R Revolving Credit Facility Agreement, among others: (i) lowered all applicable margins by 0.75%; (ii) revised the end of the Accommodation Period (as defined therein) to April 30, 2022 or an earlier date as elected by Vince, LLC; (iii) amended the borrowing base calculation to exclude Eligible Cash On Hand (as defined therein); (iv) revised the threshold under the definition of the Cash Dominion Trigger Event to be the excess availability of the greater of (a) 12.5% of the Loan Cap and (b) $11,000; (v) deleted the financial covenant and replaced it with a requirement to maintain a minimum excess availability not to be less than the greater of (a) $9,500 and (b) 10% of the commitments at any time; and (vi) revised certain representations and warranties as well as operational covenants.

As of April 30, 2022, the Company was in compliance with applicable covenants. As of April 30, 2022, $41,523 was available under the 2018 Revolving Credit Facility, net of the Loan Cap, and there were $39,689 of borrowings outstanding and $5,530 of letters of credit outstanding under the 2018 Revolving Credit Facility. The weighted average interest rate for borrowings outstanding under the 2018 Revolving Credit Facility as of April 30, 2022 was 2.1%.

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

SK Financial is an affiliate of Sun Capital, whose affiliates own, as of April 30, 2022, approximately 70% of the Company’s common stock.  The Third Lien Credit Facility was reviewed and approved by the Special Committee of the Company’s Board of Directors, consisting solely of directors not affiliated with Sun Capital, which committee was represented by independent legal advisors.

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

On September 7, 2021, concurrently with the Term Loan Credit Facility as well as the A&R Revolving Credit Facility Agreement, Vince, LLC entered into an amendment (the “Third Lien First Amendment”) to the Third Lien Credit Facility which amended its terms to extend its maturity to March 6, 2027, revised the interest rate to remove the tiered applicable margins so that the rate is now equal to the 90-day LIBOR rate, or an alternate applicable reference rate in the event LIBOR is no longer available, plus 9.0% at all times, and to reflect the applicable terms of the Term Loan Credit Facility as well as the A&R Revolving Credit Facility Agreement.

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

Critical Accounting Policies and Estimates

Our discussion of financial condition and results of operations relies on our condensed consolidated financial statements, as set forth in Part I, Item 1 of this Quarterly Report, which are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. While we believe that these accounting policies are based on reasonable measurement criteria, actual future events can and often do result in outcomes materially different from these estimates.

A summary of our critical accounting policies is included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2021 Annual Report on Form 10-K. As of April 30, 2022, there have been no material changes to the critical accounting policies contained therein.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of April 30, 2022.

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

Material Weaknesses in Internal Control over Financial Reporting

As described in Management’s Annual Report On Internal Control Over Financial Reporting in Item 9A of our Annual Report on Form 10-K for the year ended January 29, 2022, we did not maintain adequate user access controls to ensure appropriate segregation of duties and to adequately restrict access to financial applications and data.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended April 30, 2022 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

The risk factors disclosed in the Company’s 2021 Annual Report on Form 10-K, in addition to the other information set forth in this Quarterly Report on Form 10-Q, could materially affect the Company’s business, financial condition or results. The Company’s risk factors have not changed materially from those disclosed in its 2021 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation

101.PRE	Inline XBRL Taxonomy Extension Presentation

101.LAB	Inline XBRL Taxonomy Extension Labels

101.DEF	Inline XBRL Taxonomy Extension Definition

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date		Vince Holding Corp.

June 9, 2022	By:	/s/ David Stefko David Stefko Executive Vice President, Chief Financial Officer (as duly authorized officer, principal executive officer and principal financial officer)