Form 10-Q
period 2022-07-30
VINCE HOLDING CORP.
filed 2022-09-12
CIK 1579157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2022

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

As of August 31, 2022, the registrant had 12,299,196 shares of common stock, $0.01 par value per share, outstanding.

VINCE HOLDING CORP. AND SUBSIDIARIES

TABLE OF CONTENTS

			Page Number
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements:		5

	a)	Unaudited Condensed Consolidated Balance Sheets at July 30, 2022 and January 29, 2022	5

	b)	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended July 30, 2022 and July 31, 2021	6

	c)	Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the six months ended July 30, 2022 and July 31, 2021	7

	d)	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended July 30, 2022 and July 31, 2021	9

	e)	Notes to Unaudited Condensed Consolidated Financial Statements	10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations		23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk		34

Item 4.	Controls and Procedures		34

PART II. OTHER INFORMATION			35

Item 1.	Legal Proceedings		35

Item 1A.	Risk Factors		35

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds		35

Item 3.	Defaults Upon Senior Securities		35

Item 4.	Mine Safety Disclosures		36

Item 5.	Other Information		36

Item 6.	Exhibits		36

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

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, and any statements incorporated by reference herein, contain forward-looking statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements are indicated by words or phrases such as “may,” “will,” “should,” “believe,” “expect,” “seek,” “anticipate,” “intend,” “estimate,” “plan,” “target,” “project,” “forecast,” “envision” and other similar phrases. Although we believe the assumptions and expectations reflected in these forward-looking statements are reasonable, these assumptions and expectations may not prove to be correct and we may not achieve the results or benefits anticipated. These forward-looking statements are not guarantees of actual results, and our actual results may differ materially from those suggested in the forward-looking statements. These forward-looking statements involve a number of risks and uncertainties, some of which are beyond our control, including, without limitation: our ability to realize the benefits of our strategic initiatives, including our ability to successfully implement and execute our omni-channel and customer strategies; our ability to expand our product offerings into new product categories, including the ability to find suitable licensing partners; the impact of the novel coronavirus (COVID-19) pandemic on our business, results of operations and liquidity; general economic conditions; the execution and management of our international expansion, including our ability to promote our brand and merchandise outside the U.S. and find suitable partners in certain geographies; our current and future licensing arrangements; our ability to continue having the liquidity necessary to service our debt, meet contractual payment obligations, and fund our operations; further impairment of our goodwill and indefinite-lived intangible assets; the execution and management of our retail store growth plans; our ability to make lease payments when due; our ability to maintain our larger wholesale partners; the loss of certain of our wholesale partners; our ability to successfully wind down the Rebecca Taylor business; our ability to remediate the identified material weakness in our internal control over financial reporting; our ability to comply with domestic and international laws, regulations and orders; our ability to anticipate and/or react to changes in customer demand and attract new customers, including in connection with making inventory commitments; our ability to remain competitive in the areas of merchandise quality, price, breadth of selection and customer service; our ability to keep a strong brand image; our ability to attract and retain key personnel; our ability to protect our trademarks in the U.S. and internationally; seasonal and quarterly variations in our revenue and income; our ability to mitigate system security risk issues, such as cyber or malware attacks, as well as other major system failures; our ability to optimize our systems, processes and functions; our ability to comply with privacy-related obligations; our ability to ensure the proper operation of the distribution facilities by third-party logistics providers; fluctuations in the price, availability and quality of raw materials; commodity, raw material and other cost increases; the extent of our foreign sourcing; our reliance on independent manufacturers; other tax matters; and other factors as set forth from time to time in our Securities and Exchange Commission filings, including those described in this report on Form 10-Q and our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 29, 2022 (the “2021 Annual Report on Form 10-K”) under the heading “Part I, Item 1A—Risk Factors.” We intend these forward-looking statements to speak only as of the date of this Quarterly Report on Form 10-Q and do not undertake to update or revise them as more information becomes available, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data, unaudited)

	July 30,	January 29,
	2022	2022
Assets
Current assets:
Cash and cash equivalents	$1,073	$1,056
Trade receivables, net	27,469	29,948
Inventories, net	129,472	78,564
Prepaid expenses and other current assets	4,179	5,804
Total current assets	162,193	115,372
Property and equipment, net	15,590	17,117
Operating lease right-of-use assets, net	82,437	92,677
Intangible assets, net	73,807	75,835
Goodwill	31,973	31,973
Other assets	3,218	4,253
Total assets	$369,218	$337,227

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$80,309	$46,722
Accrued salaries and employee benefits	6,259	6,244
Other accrued expenses	12,148	13,226
Short-term lease liabilities	22,860	22,700
Current portion of long-term debt	2,625	2,625
Total current liabilities	124,201	91,517
Long-term debt	111,992	88,869
Long-term lease liabilities	83,109	94,367
Deferred income tax liability	13,856	6,067
Other liabilities	613	627

Commitments and contingencies (Note 9)

Stockholders' equity:
Common stock at $0.01 par value (100,000,000 shares authorized, 12,294,028 and 11,986,127 shares issued and outstanding at July 30, 2022 and January 29, 2022, respectively)	123	120
Additional paid-in capital	1,142,342	1,140,516
Accumulated deficit	(1,106,892)	(1,084,734)
Accumulated other comprehensive loss	(126)	(122)
Total stockholders' equity	35,447	55,780
Total liabilities and stockholders' equity	$369,218	$337,227

See notes to unaudited condensed consolidated financial statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except share and per share data, unaudited)

	Three Months Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
	2022	2021	2022	2021
Net sales	$89,194	$78,673	$167,570	$136,206
Cost of products sold	52,822	43,295	95,563	75,345
Gross profit	36,372	35,378	72,007	60,861
Impairment of intangible assets	1,700	—	1,700	—
Impairment of long-lived assets	866	—	866	—
Selling, general and administrative expenses	39,010	32,743	79,930	65,327
(Loss) income from operations	(5,204)	2,635	(10,489)	(4,466)
Interest expense, net	1,882	1,927	3,766	3,805
(Loss) income before income taxes	(7,086)	708	(14,255)	(8,271)
Provision for income taxes	7,903	1,298	7,903	3,941
Net loss	$(14,989)	$(590)	$(22,158)	$(12,212)
Other comprehensive (loss) income:
Foreign currency translation adjustments	2	2	(4)	9
Comprehensive loss	$(14,987)	$(588)	$(22,162)	$(12,203)

Loss per share:
Basic loss per share	$(1.23)	$(0.05)	$(1.83)	$(1.03)
Diluted loss per share	$(1.23)	$(0.05)	$(1.83)	$(1.03)
Weighted average shares outstanding:
Basic	12,220,693	11,898,360	12,125,759	11,855,535
Diluted	12,220,693	11,898,360	12,125,759	11,855,535

See notes to unaudited condensed consolidated financial statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts, unaudited)

	Common Stock
	Number of Shares Outstanding	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of January 29, 2022	11,986,127	$120	$1,140,516	$(1,084,734)	$(122)	$55,780
Comprehensive loss:
Net loss	—	—	—	(7,169)	—	(7,169)
Foreign currency translation adjustment	—	—	—	—	(6)	(6)
Common stock issuance, net of certain fees	36,874	—	305	—	—	305
Share-based compensation expense	—	—	609	—	—	609
Restricted stock unit vestings	118,831	1	(1)	—	—	—
Tax withholdings related to restricted stock vesting	(16,962)	—	(148)	—	—	(148)
Issuance of common stock related to Employee Stock Purchase Plan ("ESPP")	2,663	—	23	—	—	23
Balance as of April 30, 2022	12,127,533	$121	$1,141,304	$(1,091,903)	$(128)	$49,394
Comprehensive loss:
Net loss	—	—	—	(14,989)	—	(14,989)
Foreign currency translation adjustment	—	—	—	—	2	2
Common stock issuance, net of certain fees	68,106	1	519	—	—	520
Share-based compensation expense	—	—	551	—	—	551
Restricted stock unit vestings	102,137	1	(1)	—	—	—
Tax withholdings related to restricted stock vesting	(6,164)	—	(49)	—	—	(49)
Issuance of common stock related to ESPP	2,416	—	18	—	—	18
Balance as of July 30, 2022	12,294,028	$123	$1,142,342	$(1,106,892)	$(126)	$35,447

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

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands, unaudited)

	Six Months Ended
	July 30, 2022	July 31, 2021
Operating activities
Net loss	$(22,158)	$(12,212)
Add (deduct) items not affecting operating cash flows:
Impairment of intangible assets	1,700	—
Impairment of long-lived assets	866	—
Depreciation and amortization	3,086	3,119
Provision for bad debt	81	(100)
Loss on disposal of property and equipment	50	—
Amortization of deferred financing costs	429	401
Deferred income taxes	7,790	3,872
Share-based compensation expense	1,160	889
Capitalized PIK Interest	1,300	1,257
Changes in assets and liabilities:
Receivables, net	2,396	821
Inventories	(50,933)	(6,101)
Prepaid expenses and other current assets	535	1,459
Accounts payable and accrued expenses	32,763	7,893
Other assets and liabilities	979	(1,588)
Net cash used in operating activities	(19,956)	(290)
Investing activities
Payments for capital expenditures	(2,360)	(1,919)
Net cash used in investing activities	(2,360)	(1,919)
Financing activities
Proceeds from borrowings under the Revolving Credit Facilities	196,816	137,739
Repayment of borrowings under the Revolving Credit Facilities	(174,241)	(137,554)
Repayment of borrowings under the Term Loan Facilities	(875)	—
Proceeds from common stock issuance, net of certain fees	825	—
Tax withholdings related to restricted stock vesting	(197)	(62)
Proceeds from stock option exercises, restricted stock vesting, and issuance of common stock under employee stock purchase plan	41	72
Financing fees	(20)	(288)
Net cash provided by (used in) financing activities	22,349	(93)
Increase (decrease) in cash, cash equivalents, and restricted cash	33	(2,302)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(19)	10
Cash, cash equivalents, and restricted cash, beginning of period	1,096	3,858
Cash, cash equivalents, and restricted cash, end of period	1,110	1,566
Less: restricted cash at end of period	37	42
Cash and cash equivalents per balance sheet at end of period	$1,073	$1,524

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$1,627	$2,549
Cash payments for income taxes, net of refunds	65	75
Supplemental Disclosures of Non-Cash Investing and Financing Activities
Capital expenditures in accounts payable and accrued liabilities	25	817

See notes to unaudited condensed consolidated financial statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

Note 1. Description of Business and Basis of Presentation

(A) Description of Business: The Company is a global contemporary group, consisting of three brands: Vince, Rebecca Taylor, and Parker. Vince, established in 2002, is a leading global luxury apparel and accessories brand best known for creating elevated yet understated pieces for every day effortless style. Rebecca Taylor, founded in 1996 in New York City, is a contemporary womenswear line lauded for its signature prints, romantic detailing and vintage inspired aesthetic, reimagined for a modern era. Parker, founded in 2008 in New York City, is a contemporary women’s fashion brand that is trend focused. During the first half of fiscal 2020 the Company decided to pause the creation of new products for the Parker brand to focus resources on the operations of the Vince and Rebecca Taylor brands. On September 12, 2022, the Company announced its decision to wind down the Rebecca Taylor business. See Note 14 “Subsequent Event” for further details.

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

The condensed consolidated financial statements include the Company’s accounts and the accounts of the Company’s wholly-owned subsidiaries as of July 30, 2022. All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) and disclosures necessary for a fair statement. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or the fiscal year as a whole.

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

Revenue associated with gift cards is recognized upon redemption and unredeemed balances are considered a contract liability and recorded within other accrued expenses, which are subject to escheatment within the jurisdictions in which it operates. As of July 30, 2022 and January 29, 2022, the contract liability was $1,766 and $1,739, respectively. For the three and six months ended July 30, 2022, the Company recognized $54 and $187, respectively, of revenue that was previously included in the contract liability as of January 29, 2022.

(G) Recent Accounting Pronouncements: Except as noted below, the Company has considered all recent accounting pronouncements and has concluded that there are no recent accounting pronouncements that may have a material impact on its Consolidated Financial Statements, based on current information.

Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13: “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. The ASU requires an impairment model (known as the current expected credit loss (“CECL”) model) that is based on expected losses rather than incurred losses. Under the new guidance, each reporting entity should estimate an allowance for expected credit losses, which is intended to result in more timely recognition of losses. The new standard applies to trade receivables arising from revenue transactions. Under Accounting Standards Codification 606, revenue is recognized when, among other criteria, it is probable that an entity will collect the consideration it is entitled to when goods or services are transferred to a customer. When trade receivables are recorded, they become subject to the CECL model and estimates of expected credit losses on trade receivables over their contractual life will be required to be recorded at inception based on historical information, current conditions, and reasonable and supportable forecasts. This guidance is effective for smaller reporting companies for annual periods beginning after December 15, 2022, including the interim periods in the year. Early adoption is permitted. Management is currently evaluating the impact of this ASU but does not expect it to have a material impact on its consolidated financial statements.

Note 2. Goodwill and Intangible Assets

Net goodwill balances and changes therein by segment were as follows:

(in thousands)	Vince Wholesale	Vince Direct-to-consumer	Rebecca Taylor and Parker	Total Net Goodwill
Balance as of January 29, 2022	$31,973	$—	$—	$31,973
Balance as of July 30, 2022	$31,973	$—	$—	$31,973

The total carrying amount of goodwill is net of accumulated impairments of $101,845.

The following tables present a summary of identifiable intangible assets:

(in thousands)	Gross Amount	Accumulated Amortization	Accumulated Impairments	Net Book Value
Balance as of July 30, 2022
Amortizable intangible assets:
Customer relationships	$31,355	$(21,934)	$(6,115)	$3,306
Tradenames	13,100	(172)	(12,527)	401
Indefinite-lived intangible assets:
Tradenames	110,986	—	(40,886)	70,100
Total intangible assets	$155,441	$(22,106)	$(59,528)	$73,807

(in thousands)	Gross Amount	Accumulated Amortization	Accumulated Impairments	Net Book Value
Balance as of January 29, 2022
Amortizable intangible assets:
Customer relationships	$31,355	$(21,635)	$(6,115)	$3,605
Tradenames	13,100	(143)	(12,527)	430
Indefinite-lived intangible assets:
Tradenames	110,986	—	(39,186)	71,800
Total intangible assets	$155,441	$(21,778)	$(57,828)	$75,835

During the second quarter of fiscal 2022, the Company determined that a triggering event had occurred in the Rebecca Taylor and Parker segment as a result of changes to the Company’s long-term projections. The Company performed an interim quantitative impairment assessment of the Rebecca Taylor tradename utilizing the relief from royalty valuation approach. The relief from royalty valuation approach is dependent on a number of factors, including estimates of projected revenues, royalty rates in the category of intellectual property, discount rates and other variables. The Company estimated the fair value of the Rebecca Taylor tradename indefinite-lived intangible asset and determined that the fair value of the Rebecca Taylor tradename was below its carrying amount. Accordingly, the Company recorded an impairment charge for the Rebecca Taylor tradename indefinite-lived intangible asset of $1,700, which was recorded within Impairment of intangible assets on the condensed consolidated statement of operations and comprehensive loss for the three and six months ended July 30, 2022. There was no such impairment charge for the three and six months ended July 31, 2021.

Amortization of identifiable intangible assets was $164 and $328 for the three and six months ended July 30, 2022, respectively, and $164 and $328 for the three and six months ended July 31, 2021, respectively. The estimated amortization expense for identifiable intangible assets is $655 for each fiscal year for the next five fiscal years.

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

The Company did not have any non-financial assets or non-financial liabilities recognized at fair value on a recurring basis at July 30, 2022 or January 29, 2022. At July 30, 2022 and January 29, 2022, the Company believes that the carrying values of cash and cash equivalents, receivables, and accounts payable approximate fair value, due to the short-term maturity of these instruments. The Company’s debt obligations with a carrying value of $115,711 as of July 30, 2022 are at variable interest rates. Borrowings under the Company’s 2018 Revolving Credit Facility (as amended and restated and as defined below) are recorded at carrying value, which approximates fair value due to the frequent nature of such borrowings and repayments. The Company considers this as a Level 2 input. The fair value of the Company’s Term Loan Credit Facility (as defined below) and the Third Lien Credit Facility (as defined below) was approximately $32,000 and $23,000, respectively, as of July 30, 2022 based upon estimated market value calculations that factor principal, time to maturity, interest rate, and current cost of debt. The Company considers this a Level 3 input.

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

Determining the fair value of goodwill and other intangible assets is judgmental in nature and requires the use of significant estimates and assumptions, including projected revenues, EBITDA margins growth rates and operating margins, long-term growth rates, working capital, royalty rates in the category of intellectual property, discount rates and future market conditions, among others, as applicable. The inputs used in determining the fair value of the ROU assets are the current comparable market rents for similar properties and a store discount rate. The fair value of the property and equipment is based on its estimated liquidation value. The measurement of fair value of these assets are considered Level 3 valuations as certain of these inputs are unobservable and are estimated to be those that would be used by market participants in valuing these or similar assets.

The following table presents the non-financial assets the Company measured at fair value on a non-recurring basis for the six months ended July 30, 2022, based on such fair value hierarchy. There were no losses on these non-financial assets taken in the six months ended July 31, 2021.

	Net Carrying Value of Impaired Assets as of	Fair Value Measured and Recorded at Reporting Date Using:			Total Losses - Six Months Ended
(in thousands)	July 30, 2022	Level 1	Level 2	Level 3	July 30, 2022
Property and equipment	$242	$—	$—	$242	$866	(1)
Tradenames - Indefinite-lived	3,000	—	—	3,000	1,700	(2)

(1) Recorded within Impairment of long-lived assets on the Condensed Consolidated Statements of Operations and Comprehensive Loss.

(2) Recorded within Impairment of intangible assets on the Condensed Consolidated Statements of Operations and Comprehensive Loss. See Note 2 “Goodwill and Intangible Assets” for additional information.

Note 4. Long-Term Debt and Financing Arrangements

Long-term debt consisted of the following:

	July 30,	January 29,
(in thousands)	2022	2022
Long-term debt:
Term Loan Facilities	$34,125	$35,000
Revolving Credit Facilities	57,199	34,624
Third Lien Credit Facility	24,387	23,087
Total debt principal	115,711	92,711
Less: current portion of long-term debt	2,625	2,625
Less: deferred financing costs	1,094	1,217
Total long-term debt	$111,992	$88,869

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

The Term Loan Credit Facility contains a requirement that Vince, LLC will maintain an availability under its 2018 Revolving Credit Facility of the greater of 10% of the commitments thereunder or $9,500. The Term Loan Credit Facility did not permit dividends prior to April 30, 2022, or an earlier date designated by Vince, LLC (the period until such date, the “Accommodation Period”) and now permits them to the extent that no default or event of default is continuing or would result from a contemplated dividend, so long as after giving pro forma effect to the contemplated dividend subtracting any accounts payable amounts that are or are projected to be past due for the following six months, excess availability for such six month period will be at least the greater of 25.0% of the aggregate lending commitments and $15,000.  In addition, the Term Loan Credit Facility contains customary representations and warranties, other covenants, and events of default, including but not limited to, limitations on the incurrence of additional indebtedness, liens, burdensome agreements, guarantees, investments, loans, asset sales, mergers, acquisitions, prepayment of other debt, the repurchase of capital stock, transactions with affiliates, and the ability to change the nature of its business or its fiscal year, and distributions and dividends. Furthermore, the Term Loan Credit Facility is subject to a Borrowing Base (as defined in the Term Loan Credit Agreement) which can, under certain conditions result in the imposition of a reserve under the 2018 Revolving Credit Facility. As of July 30, 2022, the Company was in compliance with applicable covenants.

All obligations under the Term Loan Credit Facility are guaranteed by Vince Intermediate and the Company and any future material domestic restricted subsidiaries of Vince, LLC and secured by a lien on substantially all of the assets of the Company, Vince, LLC and Vince Intermediate and any future material domestic restricted subsidiaries.

Through July 30, 2022, on an inception to date basis, the Company has made repayments of $875 on the Term Loan Credit Facility.

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

As of July 30, 2022, the Company was in compliance with applicable covenants. As of July 30, 2022, $37,087 was available under the 2018 Revolving Credit Facility, net of the Loan Cap, and there were $57,199 of borrowings outstanding and $5,714 of letters of credit outstanding under the 2018 Revolving Credit Facility. The weighted average interest rate for borrowings outstanding under the 2018 Revolving Credit Facility as of July 30, 2022 was 4.1%.

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

SK Financial is an affiliate of Sun Capital Partners, Inc. (“Sun Capital”), whose affiliates own, as of July 30, 2022, approximately 69% of the Company’s common stock. The Third Lien Credit Facility was reviewed and approved by the Special Committee of the Company’s Board of Directors, consisting solely of directors not affiliated with Sun Capital, which committee was represented by independent legal advisors.

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

Note 5. Inventory

Inventories consisted of finished goods. As of July 30, 2022 and January 29, 2022, finished goods, net of reserves were $129,472 and $78,564, respectively.

Note 6. Share-Based Compensation

Employee Stock Plans

Vince 2013 Incentive Plan

In connection with the IPO, the Company adopted the Vince 2013 Incentive Plan, which provides for grants of stock options, stock appreciation rights, restricted stock and other stock-based awards. In May 2018, the Company filed a Registration Statement on Form S-8 to register an additional 660,000 shares of common stock available for issuance under the Vince 2013 Incentive Plan. Additionally, in September 2020, the Company filed a Registration Statement on Form S-8 to register an additional 1,000,000 shares of common stock available for issuance under the Vince 2013 Incentive Plan. The aggregate number of shares of common stock which may be issued or used for reference purposes under the Vince 2013 Incentive Plan or with respect to which awards may be granted may not exceed 1,000,000 shares. The shares available for issuance under the Vince 2013 Incentive Plan may be, in whole or in part, either authorized and unissued shares of the Company’s common stock or shares of common stock held in or acquired for the Company’s treasury. In general, if awards under the Vince 2013 Incentive Plan are cancelled for any reason, or expire or terminate unexercised, the shares covered by such award may again be available for the grant of awards under the Vince 2013 Incentive Plan. As of July 30, 2022, there were 822,251 shares under the Vince 2013 Incentive Plan available for future grants. Options granted pursuant to the Vince 2013 Incentive Plan typically vest in equal installments over four years, subject to the employees’ continued employment and expire on the earlier of the tenth anniversary of the grant date or upon termination as outlined in the Vince 2013 Incentive Plan. Restricted stock units (“RSUs”) granted typically vest in equal installments over a three-year period or vest in equal installments over four years, subject to the employees’ continued employment.

Employee Stock Purchase Plan

The Company maintains an employee stock purchase plan (“ESPP”) for its employees. Under the ESPP, all eligible employees may contribute up to 10% of their base compensation, up to a maximum contribution of $10 per year. The purchase price of the stock is 90% of the fair market value, with purchases executed on a quarterly basis. The plan is defined as compensatory, and accordingly, a charge for compensation expense is recorded to selling, general and administrative (“SG&A”) expense for the difference between the fair market value and the discounted purchase price of the Company’s common stock. During the six months ended July 30, 2022, 5,079 shares of common stock were issued under the ESPP. During the six months ended July 31, 2021, 7,270 shares of common stock were issued under the ESPP. As of July 30, 2022, there were 65,021 shares available for future issuance under the ESPP.

Stock Options

A summary of stock option activity for the six months ended July 30, 2022 is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 29, 2022	58	$38.77	3.7	$—
Granted	—	$—
Exercised	—	$—
Forfeited or expired	—	$—
Outstanding at July 30, 2022	58	$38.77	3.2	$—

Vested and exercisable at July 30, 2022	58	$38.77	3.2	$—

Restricted Stock Units

A summary of restricted stock unit activity for the six months ended July 30, 2022 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested restricted stock units at January 29, 2022	628,883	$10.48
Granted	266,581	$7.82
Vested	(219,144)	$10.41
Forfeited	(27,719)	$11.02
Non-vested restricted stock units at July 30, 2022	648,601	$9.39

Share-Based Compensation Expense

The Company recognized share-based compensation expense of $551 and $558, including expense of $63 and $46 related to non-employees, during the three months ended July 30, 2022 and July 31, 2021, respectively. The Company recognized share-based compensation expense of $1,160 and $889, including expense of $189 and $109, respectively, related to non-employees, during the six months ended July 30, 2022 and July 31, 2021, respectively.

Note 7. Stockholders’ Equity

At-the-Market Offering

On September 9, 2021, the Company filed a shelf registration statement on Form S-3, which was declared effective on September 21, 2021 (the “Registration Statement”). Under the Registration Statement, the Company may offer and sell up to 3,000,000 shares of common stock from time to time in one or more offerings at prices and terms to be determined at the time of the sale. In connection with the filing of the Registration Statement, the Company entered into an Open Market Sale AgreementSM with Jefferies LLC (“At-the-Market Offering”), under which the Company is able to offer and sell, from time to time, up to 1,000,000 shares of common stock, par value $0.01 per share, which shares are included in the securities registered pursuant to the Registration Statement. During the three months ended July 30, 2022, the Company issued and sold 68,106 shares of common stock under the At-the-Market Offering for aggregate net proceeds of $520, at an average price of $7.64 per share. During the six months ended July 30, 2022, the Company issued and sold 104,980 shares of common stock under the At-the-Market Offering for aggregate net proceeds of $825, at an average price of $7.86 per share. At July 30, 2022, 877,886 shares of common stock were available to be offered and sold under the At-the-Market Offering.

Note 8. Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Except when the effect would be anti-dilutive, diluted earnings (loss) per share is calculated based on the weighted average number of shares of common stock outstanding plus the dilutive effect of share-based awards calculated under the treasury stock method. In periods when the Company incurs a net loss, share-based awards are excluded from the calculation of earnings per share as their inclusion would have an anti-dilutive effect.

The following is a reconciliation of weighted average basic shares to weighted average diluted shares outstanding:

	Three Months Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
	2022	2021	2022	2021
Weighted-average shares—basic	12,220,693	11,898,360	12,125,759	11,855,535
Effect of dilutive equity securities	—	—	—	—
Weighted-average shares—diluted	12,220,693	11,898,360	12,125,759	11,855,535

Because the Company incurred a net loss for the three and six months ended July 30, 2022 and July 31, 2021, weighted-average basic shares and weighted-average diluted shares outstanding are equal for the periods.

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

Note 10. Income Taxes

The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year. In interim periods where the entity is experiencing losses, an entity must make assumptions concerning its future taxable income and determine whether the realization of future tax benefits is more likely than not. As of July 30, 2022, the Company is no longer anticipating annual ordinary income for the fiscal year and therefore the tax provision of $7,903 for the three months ended July 30, 2022 reflects the impact of applying the Company’s estimated effective tax rate for the fiscal year to the six-month pre-tax loss. The Company’s estimated effective tax rate is driven by the non-cash deferred tax expense created by the current period amortization of indefinite-lived goodwill and intangible assets for tax but not for book purposes. A portion of these deferred tax liabilities cannot be used as a source to support the realization of certain deferred tax assets related to the Company’s net operating losses which results in tax expense to record these deferred tax liabilities. The provision for income taxes was $7,903 and the effective income tax rate was (55.4%) for the six months ended July 30, 2022. The Company’s effective tax rate for the six months ended July 30, 2022 differs from the U.S. statutory rate of 21% primarily due to the increase in deferred tax liabilities attributable to indefinite-lived goodwill and intangible assets as described above, as well as state and foreign taxes partially offset by the impact of valuation allowance established against additional deferred tax assets.

The provision for income taxes of $1,298 and $3,941 for the three and six months ended July 31, 2021, respectively, primarily reflects the impact of changes in the Company’s estimated effective tax rate for the fiscal year driven by the non-cash deferred tax expense created by the current period amortization of indefinite-lived goodwill and intangible assets for tax but not for book purposes. Additionally, the provision for income taxes for the six months ended July 31, 2021 included a correction of an error of $882 related to the state tax impact of the non-cash deferred tax expense created by the amortization of indefinite-lived goodwill and intangible assets as previously recorded in the fourth quarter of fiscal 2020. The effective tax rate was 183.3% and 47.6% for the three and six months ended July 31, 2021, respectively, and differs from the U.S. statutory rate of 21% primarily due to the increase in deferred tax liabilities attributable to indefinite-lived goodwill and intangible assets as described above and the impact of the valuation allowance established against additional deferred tax assets.

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

Total lease cost is included in cost of sales and SG&A expense in the accompanying condensed consolidated statements of operations and comprehensive income (loss) and is recorded net of immaterial sublease income. Some leases have a non-cancelable lease term of less than one year and therefore, the Company has elected to exclude these short-term leases from our ROU asset and lease liabilities. Short term lease costs were immaterial for the six months ended July 30, 2022 and July 31, 2021. The Company’s lease cost is comprised of the following:

	Three Months Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
(in thousands)	2022	2021	2022	2021
Operating lease cost	$6,093	$5,919	$12,413	$12,193
Variable operating lease cost	224	(1,011)	458	(869)
Total lease cost	$6,317	$4,908	$12,871	$11,324

The operating lease cost above for the three and six months ended July 31, 2021 included a benefit of $501 for the correction of an error recorded within SG&A expenses related to a lease amendment for a retail store location signed in April 2020. The amendment lowered the base rent for fiscal 2021 through fiscal 2023 which was not accounted for upon the signing of the agreement leading to an overstatement of the ROU asset related expenses and lease liability in the first quarter of fiscal 2020.

As of July 30, 2022, the future maturity of lease liabilities are as follows:

July 30,
(in thousands)	2022
Fiscal 2022	$14,269
Fiscal 2023	27,703
Fiscal 2024	24,745
Fiscal 2025	16,464
Fiscal 2026	10,992
Thereafter	33,278
Total lease payments	127,451
Less: Imputed interest	(21,482)
Total operating lease liabilities	$105,969

The operating lease payments do not include any renewal options as such leases are not reasonably certain of being renewed as of July 30, 2022, and do not include $11,497 of legally binding minimum lease payments for leases signed but not yet commenced.

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

On September 12, 2022, the Company announced its decision to wind down the Rebecca Taylor business. See Note 14 “Subsequent Event” for further details.

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

Summary information for the Company’s reportable segments is presented below.

(in thousands)	Vince Wholesale	Vince Direct-to-consumer	Rebecca Taylor and Parker	Unallocated Corporate	Total
Three Months Ended July 30, 2022
Net Sales (1)	$46,692	$34,200	$8,302	$—	$89,194
Income (loss) before income taxes (3)	12,797	(617)	(5,485)	(13,781)	(7,086)

Three Months Ended July 31, 2021
Net Sales (2)	$35,170	$31,982	$11,521	$—	$78,673
Income (loss) before income taxes	11,135	4,432	(1,571)	(13,288)	708

Six Months Ended July 30, 2022
Net Sales (1)	$80,156	$68,982	$18,432	$—	$167,570
Income (loss) before income taxes (3)	22,960	(1,419)	(6,969)	(28,827)	(14,255)

Six Months Ended July 31, 2021
Net Sales (2)	$61,969	$55,914	$18,323	$—	$136,206
Income (loss) before income taxes	19,970	2,767	(4,834)	(26,174)	(8,271)

(in thousands)	Vince Wholesale	Vince Direct-to-consumer	Rebecca Taylor and Parker	Unallocated Corporate	Total
July 30, 2022
Total Assets	$101,380	$109,830	$34,964	$123,044	$369,218

January 29, 2022
Total Assets	$64,502	$108,019	$38,825	$125,881	$337,227

(1) Net sales for the Rebecca Taylor and Parker reportable segment for the three and six months ended July 30, 2022 consisted of $3,906 and $8,780 through wholesale distribution channels and $4,396 and $9,652 through direct-to-consumer distribution channels.

(2) Net sales for the Rebecca Taylor and Parker reportable segment for the three and six months ended July 31, 2021 consisted of $7,609 and $12,144 through wholesale distribution channels and $3,911 and $6,178 through direct-to-consumer distribution channels.

(3) Rebecca Taylor and Parker reportable segment includes a non-cash impairment charge of $2,566, of which $1,700 is related to the Rebecca Taylor tradename and $866 is related to property and equipment for the three and six months ended July 30, 2022.

Note 13. Related Party Transactions

Third Lien Credit Agreement

On December 11, 2020, Vince, LLC entered into the $20,000 Third Lien Credit Facility pursuant to the Third Lien Credit Agreement, by and among Vince, LLC, as the borrower, SK Financial, as agent and lender, and other lenders from time-to-time party thereto. SK Financial is an affiliate of Sun Capital, whose affiliates own, as of July 30, 2022, approximately 69% of the Company’s common stock.  The Third Lien Credit Facility was reviewed and approved by the Special Committee of the Company’s Board of Directors, consisting solely of directors not affiliated with Sun Capital, which committee was represented by independent legal advisors.

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

As of July 30, 2022, the Company’s total obligation under the Tax Receivable Agreement was estimated to be $0 based on projected future pre-tax income.

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

During the three months ended July 30, 2022 and July 31, 2021, the Company incurred expenses of $2 and $6, respectively, under the Sun Capital Consulting Agreement. During the six months ended July 30, 2022 and July 31, 2021, the Company incurred expenses of $10 and $8, respectively, under the Sun Capital Consulting Agreement.

Note 14. Subsequent Event

Wind down of Rebecca Taylor business

On September 12, 2022, the Company announced its decision to wind down the Rebecca Taylor business. As of July 30, 2022, the Company had assets totaling approximately $34,500 associated with the Rebecca Taylor business. The Company is in discussions with its lenders to finalize the wind down plan and is assessing the estimated impact of this decision, which may include recording non-cash charges in fiscal 2022 associated with the carrying value of certain tradenames, property and equipment, ROU assets and inventory, as well as cash charges associated with separation costs and contractual liabilities primarily related to its 18 retail stores, and office leases associated with Rebecca Taylor. During the three and six months ended July 30, 2022, the Company had previously recorded impairment charges of $1,700 associated with the Rebecca Taylor indefinite-lived tradename and $866 associated with property and equipment of certain Rebecca Taylor retail stores. The execution of the wind down is expected to take several months to complete and is subject to various risks and uncertainties that could impact the Company's ability to successfully complete the wind down or the costs associated with the wind down.

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

Vince, established in 2002, is a leading global luxury apparel and accessories brand best known for creating elevated yet understated pieces for every day effortless style. Known for its range of luxury products, Vince offers women’s and men’s ready-to-wear, footwear and accessories through 50 full-price retail stores, 17 outlet stores, its e-commerce site, vince.com and through its subscription service Vince Unfold, vinceunfold.com, as well as through premium wholesale channels globally.

Rebecca Taylor, founded in 1996 in New York City, is a contemporary womenswear line lauded for its signature prints, romantic detailing and vintage inspired aesthetic, reimagined for a modern era. The Rebecca Taylor collection is available at 10 full-price retail stores, 8 outlet stores, through its e-commerce site at rebeccataylor.com and through its subscription service Rebecca Taylor RNTD at rebeccataylorrntd.com, as well as through major department and specialty stores worldwide. On September 12, 2022, the Company announced its decision to wind down the Rebecca Taylor business. See Note 14 “Subsequent Event” to the condensed consolidated financial statements for further details.

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

The following table presents, for the periods indicated, our operating results as a percentage of net sales, as well as earnings (loss) per share data:

	Three Months Ended				Six Months Ended
	July 30, 2022		July 31, 2021		July 30, 2022		July 31, 2021
		% of Net		% of Net		% of Net		% of Net
	Amount	Sales	Amount	Sales	Amount	Sales	Amount	Sales
(in thousands, except per share data and percentages)
Statements of Operations:
Net sales	$89,194	100.0%	$78,673	100.0%	$167,570	100.0%	$136,206	100.0%
Cost of products sold	52,822	59.2%	43,295	55.0%	95,563	57.0%	75,345	55.3%
Gross profit	36,372	40.8%	35,378	45.0%	72,007	43.0%	60,861	44.7%
Impairment of intangible assets	1,700	1.9%	—	0.0%	1,700	1.0%	—	0.0%
Impairment of long-lived assets	866	1.0%	—	0.0%	866	0.5%	—	0.0%
Selling, general and administrative expenses	39,010	43.7%	32,743	41.6%	79,930	47.7%	65,327	48.0%
(Loss) income from operations	(5,204)	(5.8)%	2,635	3.3%	(10,489)	(6.3)%	(4,466)	(3.3)%
Interest expense, net	1,882	2.1%	1,927	2.4%	3,766	2.2%	3,805	2.8%
(Loss) income before income taxes	(7,086)	(7.9)%	708	0.9%	(14,255)	(8.5)%	(8,271)	(6.1)%
Provision for income taxes	7,903	8.9%	1,298	1.6%	7,903	4.7%	3,941	2.9%
Net loss	$(14,989)	(16.8)%	$(590)	(0.7)%	$(22,158)	(13.2)%	$(12,212)	(9.0)%
Loss per share:
Basic loss per share	$(1.23)		$(0.05)		$(1.83)		$(1.03)
Diluted loss per share	$(1.23)		$(0.05)		$(1.83)		$(1.03)

Three Months Ended July 30, 2022 Compared to Three Months Ended July 31, 2021

Net sales for the three months ended July 30, 2022 were $89,194, increasing $10,521, or 13.4%, versus $78,673 for the three months ended July 31, 2021.

Gross profit increased 2.8% to $36,372 for the three months ended July 30, 2022 from $35,378 in the prior year second quarter. As a percentage of sales, gross margin was 40.8%, compared with 45.0% in the prior year second quarter. The total gross margin rate decrease was primarily driven by the following factors:

•	The unfavorable impact of year-over-year adjustments to inventory reserves contributed negatively by approximately 270 basis points;
•	The unfavorable impact from higher product and freight costs which contributed negatively by approximately 210 basis points;
•	The unfavorable impact from an increase in promotional activity in the Direct-to-consumer segment which contributed negatively by approximately 100 basis points; which were partly offset by
•	The favorable impact of leveraging our distribution and other overhead costs which contributed positively by approximately 160 basis points.

Impairment of intangible assets for the three months ended July 30, 2022 was $1,700 related to the impairment of the Rebecca Taylor tradename. See Note 2 “Goodwill and Intangible Assets” to the condensed consolidated financial statements in this Quarterly Report for further information.

Impairment of long-lived assets for the three months ended July 30, 2022 was $866 related to the impairment of property and equipment for certain Rebecca Taylor retail locations.

Selling, general and administrative (“SG&A”) expenses for the three months ended July 30, 2022 were $39,010, increasing $6,267, or 19.1%, versus $32,743 for the three months ended July 31, 2021. SG&A expenses as a percentage of sales were 43.7% and

41.6% for the three months ended July 30, 2022 and July 31, 2021, respectively. The change in SG&A expenses compared to the prior fiscal year period was primarily due to:

•	$2,662 of increased compensation and benefits partly due to lower expense in the prior year associated with our retail store associates as a result of the impact of COVID-19;
•

$1,458 of increased rent expense primarily due to lower rent expense in the prior year driven by rent abatements, rent deferrals, rent reductions and other concessions, resulting from the finalization of COVID-19 related negotiations with landlords during the second quarter of fiscal 2021; and

•

$902 of increased consulting and other third-party costs due to investments in our customer facing technologies to further expand our omni-channel capabilities, as well as increased investments in our e-commerce platforms.

Interest expense, net decreased $45, or 2.3%, to $1,882 in the three months ended July 30, 2022 from $1,927 in the three months ended July 31, 2021.

Provision for income taxes for the three months ended July 30, 2022 was $7,903 which reflects the impact of applying the Company’s estimated effective tax rate for the fiscal year to the six-month pre-tax loss. The Company’s estimated effective tax rate is driven by the non-cash deferred tax expense created by the current period amortization of indefinite-lived goodwill and intangible assets for tax but not for book purposes. The provision for income taxes was $1,298 for the three months ended July 31, 2021 which primarily reflects the impact of changes in the Company’s estimated effective tax rate for the fiscal year driven by the non-cash deferred tax expense created by the current period amortization of indefinite-lived goodwill and intangible assets for tax but not for book purposes. See Note 10 “Income Taxes” to the condensed consolidated financial statements in this Quarterly Report for further information.

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

On September 12, 2022, the Company announced its decision to wind down the Rebecca Taylor business. See Note 14 “Subsequent Event” to the condensed consolidated financial statements for further details.

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

	Three Months Ended
	July 30,	July 31,
(in thousands)	2022	2021
Net Sales:
Vince Wholesale	$46,692	$35,170
Vince Direct-to-consumer	34,200	31,982
Rebecca Taylor and Parker	8,302	11,521
Total net sales	$89,194	$78,673

Income (loss) from operations:
Vince Wholesale	$12,797	$11,135
Vince Direct-to-consumer	(617)	4,432
Rebecca Taylor and Parker	(5,485)	(1,571)
Subtotal	6,695	13,996
Unallocated corporate	(11,899)	(11,361)
Total (loss) income from operations	$(5,204)	$2,635

Vince Wholesale

	Three Months Ended
(in thousands)	July 30, 2022	July 31, 2021	$ Change
Net sales	$46,692	$35,170	$11,522
Income from operations	12,797	11,135	1,662

Net sales from our Vince Wholesale segment increased $11,522, or 32.8%, to $46,692 in the three months ended July 30, 2022 from $35,170 in the three months ended July 31, 2021, primarily due to higher full-price shipments as the prior year was impacted by COVID-19, as well as an increase in off-price shipments.

Income from operations from our Vince Wholesale segment increased $1,662, or 14.9%, to $12,797 in the three months ended July 30, 2022 from $11,135 in the three months ended July 31, 2021, primarily due to higher sales as noted above.

Vince Direct-to-consumer

	Three Months Ended
(in thousands)	July 30, 2022	July 31, 2021	$ Change
Net sales	$34,200	$31,982	$2,218
(Loss) income from operations	(617)	4,432	(5,049)

Net sales from our Vince Direct-to-consumer segment increased $2,218, or 6.9%, to $34,200 in the three months ended July 30, 2022 from $31,982 in the three months ended July 31, 2021. Comparable sales increased $967, or 3.2%, including e-commerce, primarily due to an increase in store traffic as the prior year reflected the impact from COVID-19. Non-comparable sales contributed $1,251 of sales growth which includes new stores which have not completed 13 full fiscal months of operations and Vince Unfold. Since July 31, 2021, our total retail store count remains unchanged at 67 (consisting of 50 full price stores and 17 outlet stores) as of July 30, 2022, compared to 67 (consisting of 49 full price stores and 18 outlet stores) as of July 31, 2021.

Our Vince Direct-to-consumer segment had a loss from operations of $617 in the three months ended July 30, 2022 compared to income from operations of $4,432 in the three months ended July 31, 2021. The change was primarily driven by an increase in SG&A expenses driven by staffing and occupancy costs as the prior year was impacted by COVID-19, as well as, investments in our customer facing technologies to further expand our omni-channel capabilities and increased investments in our e-commerce platforms.

Rebecca Taylor and Parker

	Three Months Ended
(in thousands)	July 30, 2022	July 31, 2021	$ Change
Net sales	$8,302	$11,521	$(3,219)
Loss from operations	(5,485)	(1,571)	(3,914)

Net sales from our Rebecca Taylor and Parker segment decreased $3,219, or 27.9%, to $8,302 in the three months ended July 30, 2022 from $11,521 in the three months ended July 31, 2021, primarily due to (a) a $3,704 decrease in wholesale sales primarily due to lower shipments partly offset by (b) a $485 increase in the direct-to-consumer channels primarily due to new stores, as well as increased store traffic, as the prior year reflected the impact of COVID-19.

Loss from operations from our Rebecca Taylor and Parker segment increased $3,914, or 249.1%, to $5,485 in the three months ended July 30, 2022 from $1,571 in the three months ended July 31, 2021. The increase was primarily driven by $2,566 of impairment charges related to the impairment of the Rebecca Taylor tradename and property and equipment, as well as lower net sales as noted above.

Six Months Ended July 30, 2022 Compared to Six Months Ended July 31, 2021

Net sales for the six months ended July 30, 2022 were $167,570, increasing $31,364, or 23.0%, versus $136,206 for the six months ended July 31, 2021.

Gross profit increased 18.3% to $72,007 for the six months ended July 30, 2022 from $60,861 in the six months ended July 31, 2021. As a percentage of sales, gross margin was 43.0%, compared with 44.7% in the six months ended July 31, 2021. The total gross margin rate decrease was primarily driven by the following factors:

•	The unfavorable impact from higher product and freight costs which contributed negatively by approximately 180 basis points;
•	The unfavorable impact of year-over-year adjustments to inventory reserves contributed negatively by approximately 130 basis points;
•	The unfavorable impact from an increase in promotional activity in the Direct-to-consumer segment which contributed negatively by approximately 110 basis points; which were partly offset by
•	The favorable impact of leveraging our distribution and other overhead costs contributed positively by approximately 160 basis points; and
•	The favorable impact from a non-recurring insurance recovery contributed positively by approximately 60 basis points.

Impairment of intangible assets for the six months ended July 30, 2022 was $1,700 related to the impairment of the Rebecca Taylor tradename. See Note 2 “Goodwill and Intangible Assets” to the condensed consolidated financial statements in this Quarterly Report for further information.

Impairment of long-lived assets for the six months ended July 30, 2022 was $866 related to the impairment of property and equipment for certain Rebecca Taylor retail locations.

SG&A expenses for the six months ended July 30, 2022 were $79,930, increasing $14,603, or 22.4%, versus $65,327 for the six months ended July 31, 2021. SG&A expenses as a percentage of sales were 47.7% and 48.0% for the six months ended July 30, 2022 and July 31, 2021, respectively. The change in SG&A expenses compared to the prior fiscal year period was primarily due to:

•	$6,792 of increased compensation and benefits, partly due to lower expense in the prior year associated with our retail store associates as a result of the impact of COVID-19;
•

$2,191 of increased consulting and other third-party costs due to investments in our customer facing technologies to further expand our omni-channel capabilities, as well as increased investments in our e-commerce platforms;

•

$1,500 of increased rent expense primarily due to lower rent expense in the prior year driven by rent abatements, rent deferrals, rent reductions and other concessions, resulting from the finalization of COVID-19 related negotiations with landlords during the second quarter of fiscal 2021; and

•	$1,449 of increased marketing and advertising costs, primarily due to investments in digital marketing.

Interest expense, net decreased $39, or 1.0%, to $3,766 in the six months ended July 30, 2022 from $3,805 in the six months ended July 31, 2021.

Provision for income taxes for the six months ended July 30, 2022 was $7,903 and the effective income tax rate was (55.4%) for the six months ended July 30, 2022. The Company’s effective tax rate for the six months ended July 30, 2022 differs from the U.S. statutory rate of 21% primarily due to the increase in deferred tax liabilities attributable to indefinite-lived goodwill and intangible assets as described above, as well as state and foreign taxes partially offset by the impact of valuation allowance established against additional deferred tax assets. The provision for income taxes was $3,941 for the six months ended July 31, 2021. The effective tax rate for the six months ended July 31, 2021 was (47.6)% and differed from the U.S. statutory rate of 21% primarily due to the increase in deferred tax liabilities attributable to indefinite-lived goodwill and intangible assets and the impact of the valuation allowance established against additional deferred tax assets. See Note 10 “Income Taxes” to the condensed consolidated financial statements in this Quarterly Report for further information.

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

	Six Months Ended
	July 30,	July 31,
(in thousands)	2022	2021
Net Sales:
Vince Wholesale	$80,156	$61,969
Vince Direct-to-consumer	68,982	55,914
Rebecca Taylor and Parker	18,432	18,323
Total net sales	$167,570	$136,206

Income (loss) from operations:
Vince Wholesale	$22,960	$19,970
Vince Direct-to-consumer	(1,419)	2,767
Rebecca Taylor and Parker	(6,969)	(4,834)
Subtotal	14,572	17,903
Unallocated corporate	(25,061)	(22,369)
Total loss from operations	$(10,489)	$(4,466)

Vince Wholesale

	Six Months Ended
(in thousands)	July 30, 2022	July 31, 2021	$ Change
Net sales	$80,156	$61,969	$18,187
Income from operations	22,960	19,970	2,990

Net sales from our Vince Wholesale segment increased $18,187, or 29.3%, to $80,156 in the six months ended July 30, 2022 from $61,969 in the six months ended July 31, 2021, primarily due to higher full-price shipments as the prior year was impacted by COVID-19, as well as an increase in off-price shipments.

Income from operations from our Vince Wholesale segment increased $2,990, or 15.0%, to $22,960 in the six months ended July 30, 2022 from $19,970 in the six months ended July 31, 2021, primarily due to higher sales as noted above, partly offset by a decline in gross margin.

Vince Direct-to-consumer

	Six Months Ended
(in thousands)	July 30, 2022	July 31, 2021	$ Change
Net sales	$68,982	$55,914	$13,068
(Loss) income from operations	(1,419)	2,767	(4,186)

Net sales from our Vince Direct-to-consumer segment increased $13,068, or 23.4%, to $68,982 in the six months ended July 30, 2022 from $55,914 in the six months ended July 31, 2021. Comparable sales increased $10,316, or 19.5%, including e-commerce, primarily due to an increase in store traffic as the prior year reflected the impact from COVID-19. Non-comparable sales contributed $2,752 of sales growth which includes new stores which have not completed 13 full fiscal months of operations and Vince Unfold. Since July 31, 2021, our total retail store count remains unchanged at 67 (consisting of 50 full price stores and 17 outlet stores) as of July 30, 2022, compared to 67 (consisting of 49 full price stores and 18 outlet stores) as of July 31, 2021.

Our Vince Direct-to-consumer segment had a loss from operations of $1,419 in the six months ended July 30, 2022 compared to income from operations of $2,767 in the six months ended July 31, 2021. The change was primarily driven by an increase in SG&A expenses driven by staffing and occupancy costs as the prior year was impacted by COVID-19, as well as investments in our customer facing technologies to further expand our omni-channel capabilities and increased investments in our e-commerce platforms, partly offset by higher net sales as noted above.

Rebecca Taylor and Parker

	Six Months Ended
(in thousands)	July 30, 2022	July 31, 2021	$ Change
Net sales	$18,432	$18,323	$109
Loss from operations	(6,969)	(4,834)	(2,135)

Net sales from our Rebecca Taylor and Parker segment increased $109, or 0.6%, to $18,432 in the six months ended July 30, 2022 from $18,323 in the six months ended July 31, 2021 primarily due to (a) a $3,474 increase in the direct-to-consumer channels primarily due to increased store traffic, as the prior year reflected the impact of COVID-19, as well as new stores which was partly offset by (b) a $3,365 decrease in wholesale sales primarily driven by lower full-price shipments.

Loss from operations from our Rebecca Taylor and Parker segment increased $2,135, or 44.2%, to $6,969 in the six months ended July 30, 2022 from $4,834 in the six months ended July 31, 2021. The increase was primarily driven by $2,566 of impairment charges related to the impairment of the Rebecca Taylor tradename and property and equipment, as well as higher staffing and other SG&A expenses, partly offset by an improvement in gross profit, which includes the non-recurring insurance recovery, as noted above.

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

Operating Activities

	Six Months Ended
(in thousands)	July 30, 2022	July 31, 2021
Operating activities
Net loss	$(22,158)	$(12,212)
Add (deduct) items not affecting operating cash flows:
Impairment of intangible assets	1,700	—
Impairment of long-lived assets	866	—
Depreciation and amortization	3,086	3,119
Provision for bad debt	81	(100)
Loss on disposal of property and equipment	50	—
Amortization of deferred financing costs	429	401
Deferred income taxes	7,790	3,872
Share-based compensation expense	1,160	889
Capitalized PIK Interest	1,300	1,257
Changes in assets and liabilities:
Receivables, net	2,396	821
Inventories	(50,933)	(6,101)
Prepaid expenses and other current assets	535	1,459
Accounts payable and accrued expenses	32,763	7,893
Other assets and liabilities	979	(1,588)
Net cash used in operating activities	$(19,956)	$(290)

Net cash used in operating activities during the six months ended July 30, 2022 was $19,956, which consisted of a net loss of $22,158, impacted by non-cash items of $16,462 and cash used in working capital of $14,260. Net cash used in working capital primarily resulted from a cash outflow in inventory of $50,933 primarily due to a higher level of current season inventory and replenishment product, as well as higher product costs, partly offset by a cash inflow in accounts payable and accrued expenses of $32,763 primarily due to the timing of payments to vendors.

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

Investing Activities

	Six Months Ended
(in thousands)	July 30, 2022	July 31, 2021
Investing activities
Payments for capital expenditures	$(2,360)	$(1,919)
Net cash used in investing activities	$(2,360)	$(1,919)

Net cash used in investing activities of $2,360 during the six months ended July 30, 2022 represents capital expenditures primarily related to the investment in our e-commerce platforms, as well as retail store buildouts, including leasehold improvements and store fixtures.

Net cash used in investing activities of $1,919 during the six months ended July 31, 2021 represents capital expenditures primarily related to retail store buildouts, including leasehold improvements and store fixtures, as well as the investment in our information technology systems.

Financing Activities

	Six Months Ended
(in thousands)	July 30, 2022	July 31, 2021
Financing activities
Proceeds from borrowings under the Revolving Credit Facilities	$196,816	$137,739
Repayment of borrowings under the Revolving Credit Facilities	(174,241)	(137,554)
Repayment of borrowings under the Term Loan Facilities	(875)	—
Proceeds from common stock issuance, net of certain fees	825	—
Tax withholdings related to restricted stock vesting	(197)	(62)
Proceeds from stock option exercises, restricted stock vesting, and issuance of common stock under employee stock purchase plan	41	72
Financing fees	(20)	(288)
Net cash provided by (used in) financing activities	$22,349	$(93)

Net cash provided by financing activities was $22,349 during the six months ended July 30, 2022, primarily consisting of $22,575 of net proceeds from borrowings under the 2018 Revolving Credit Facility.

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

The Term Loan Credit Facility contains a requirement that Vince, LLC will maintain an availability under its 2018 Revolving Credit Facility of the greater of 10% of the commitments thereunder or $9,500. The Term Loan Credit Facility did not permit dividends prior to April 30, 2022, or an earlier date designated by Vince, LLC (the period until such date, the “Accommodation Period”) and now permits them to the extent that no default or event of default is continuing or would result from a contemplated dividend, so long as after giving pro forma effect to the contemplated dividend subtracting any accounts payable amounts that are or are projected to be past due for the following six months, excess availability for such six month period will be at least the greater of 25.0% of the aggregate lending commitments and $15,000.  In addition, the Term Loan Credit Facility contains customary representations and warranties, other covenants, and events of default, including but not limited to, limitations on the incurrence of additional indebtedness, liens, burdensome agreements, guarantees, investments, loans, asset sales, mergers, acquisitions, prepayment of other debt, the repurchase of capital stock, transactions with affiliates, and the ability to change the nature of its business or its fiscal year, and distributions and dividends. Furthermore, the Term Loan Credit Facility is subject to a Borrowing Base (as defined in the Term Loan Credit Agreement) which can, under certain conditions result in the imposition of a reserve under the 2018 Revolving Credit Facility. As of July 30, 2022, the Company was in compliance with applicable covenants.

All obligations under the Term Loan Credit Facility are guaranteed by Vince Intermediate and the Company and any future material domestic restricted subsidiaries of Vince, LLC and secured by a lien on substantially all of the assets of the Company, Vince, LLC and Vince Intermediate and any future material domestic restricted subsidiaries.

Through July 30, 2022, on an inception to date basis, the Company has made repayments of $875 on the Term Loan Credit Facility.

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

As of July 30, 2022, the Company was in compliance with applicable covenants. As of July 30, 2022, $37,087 was available under the 2018 Revolving Credit Facility, net of the Loan Cap, and there were $57,199 of borrowings outstanding and $5,714 of letters of credit outstanding under the 2018 Revolving Credit Facility. The weighted average interest rate for borrowings outstanding under the 2018 Revolving Credit Facility as of July 30, 2022 was 4.1%.

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

SK Financial is an affiliate of Sun Capital Partners, Inc. (“Sun Capital”), whose affiliates own, as of July 30, 2022, approximately 69% of the Company’s common stock. The Third Lien Credit Facility was reviewed and approved by the Special Committee of the Company’s Board of Directors, consisting solely of directors not affiliated with Sun Capital, which committee was represented by independent legal advisors.

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

A summary of our critical accounting policies is included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2021 Annual Report on Form 10-K. As of July 30, 2022, there have been no material changes to the critical accounting policies contained therein.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of July 30, 2022.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended July 30, 2022 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

The risk factors disclosed in the Company’s 2021 Annual Report on Form 10-K, in addition to the other information set forth in this Quarterly Report on Form 10-Q, could materially affect the Company’s business, financial condition or results. The Company’s risk factors have not changed materially from those disclosed in its 2021 Annual Report on Form 10-K other than those listed below.

We may be unable to successfully implement the wind down of the Rebecca Taylor business.

On September 12, 2022, the Company announced its decision to wind down the Rebecca Taylor business. We are currently in discussions with our lenders to finalize the wind down plan. The execution of the wind down is subject to various risks and uncertainties surrounding the actions of customers, vendors and other counterparties, including our ability to reach an agreement with our lenders on the wind down plan, to negotiate and execute asset liquidation strategies on appropriate terms, and to assess and manage financial and legal risks associated with the wind down. As a result, we may not be able to successfully implement the wind down of the Rebecca Taylor business or the cost of the wind down may exceed our expectations. Furthermore, if we are unable to successfully implement the wind down of the Rebecca Taylor business or the cost exceeds our expectations, the Vince business may be adversely impacted.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Wind down of Rebecca Taylor business

On September 12, 2022, the Company announced its decision to wind down the Rebecca Taylor business. As of July 30, 2022, the Company had assets totaling approximately $34,500 associated with the Rebecca Taylor business. The Company is in discussions with its lenders to finalize the wind down plan and is assessing the estimated impact of this decision, which may include recording non-cash charges in fiscal 2022 associated with the carrying value of certain tradenames, property and equipment, ROU assets and inventory, as well as cash charges associated with separation costs and contractual liabilities primarily related to its 18 retail stores, and office leases associated with Rebecca Taylor. During the three and six months ended July 30, 2022, the Company had previously recorded impairment charges of $1,700 associated with the Rebecca Taylor indefinite-lived tradename and $866 associated with property and equipment of certain Rebecca Taylor retail stores. The execution of the wind down is expected to take several months to complete and is subject to various risks and uncertainties that could impact the Company's ability to successfully complete the wind down or the costs associated with the wind down. See Part II, Item 1A. Risk Factors – “We may be unable to successfully implement the wind down of the Rebecca Taylor business” for additional discussion regarding the risks associated with the wind down of Rebecca Talyor.

Board of Directors

On September 9, 2022, Kelli Turner resigned from the board of directors (the “Board”) of the Company, effective immediately. Her resignation was in connection with her departure from Sun Capital Partners, Inc. Ms. Turner’s resignation did not involve a disagreement with the Company or any matter relating to the Company’s operations, policies or practices.

The vacancy created on the Board by Ms. Turner’s resignation will not be filled at this time. Following Ms. Turner’s resignation, the Board consists of six directors with three seats that will remain vacant.

On September 9, 2022, the Board unanimously appointed current director Michael Mardy as the Chairperson of the Board to succeed Ms. Turner in that position. Mr. Mardy currently serves as the chairperson of the Board’s audit committee.

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

Date		Vince Holding Corp.

September 12, 2022	By:	/s/ David Stefko David Stefko Executive Vice President, Chief Financial Officer (as duly authorized officer, principal executive officer and principal financial officer)