Form 10-Q
period 2022-10-29
VINCE HOLDING CORP.
filed 2022-12-13
CIK 1579157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 2022

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

As of November 30, 2022, the registrant had 12,332,011 shares of common stock, $0.01 par value per share, outstanding.

VINCE HOLDING CORP. AND SUBSIDIARIES

TABLE OF CONTENTS

			Page Number
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements:		4

	a)	Unaudited Condensed Consolidated Balance Sheets at October 29, 2022 and January 29, 2022	4

	b)	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended October 29, 2022 and October 30, 2021	5

	c)	Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the nine months ended October 29, 2022 and October 30, 2021	6

	d)	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended October 29, 2022 and October 30, 2021	8

	e)	Notes to Unaudited Condensed Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations		23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk		35

Item 4.	Controls and Procedures		35

PART II. OTHER INFORMATION			36

Item 1.	Legal Proceedings		36

Item 1A.	Risk Factors		37

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds		37

Item 3.	Defaults Upon Senior Securities		37

Item 4.	Mine Safety Disclosures		37

Item 5.	Other Information		37

Item 6.	Exhibits		38

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data, unaudited)

	October 29,	January 29,
	2022	2022
Assets
Current assets:
Cash and cash equivalents	$1,157	$1,056
Trade receivables, net	30,083	29,948
Inventories, net	116,441	78,564
Prepaid expenses and other current assets	3,994	5,804
Total current assets	151,675	115,372
Property and equipment, net	13,286	17,117
Operating lease right-of-use assets, net	75,703	92,677
Intangible assets, net	70,256	75,835
Goodwill	31,973	31,973
Assets held for sale	2,890	—
Other assets	3,498	4,253
Total assets	$349,281	$337,227

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$68,175	$46,722
Accrued salaries and employee benefits	5,444	6,244
Other accrued expenses	15,009	13,226
Short-term lease liabilities	21,988	22,700
Current portion of long-term debt	3,500	2,625
Total current liabilities	114,116	91,517
Long-term debt	119,517	88,869
Long-term lease liabilities	77,215	94,367
Deferred income tax liability	7,104	6,067
Other liabilities	613	627

Commitments and contingencies (Note 10)

Stockholders' equity:
Common stock at $0.01 par value (100,000,000 shares authorized, 12,331,328 and 11,986,127 shares issued and outstanding at October 29, 2022 and January 29, 2022, respectively)	123	120
Additional paid-in capital	1,142,823	1,140,516
Accumulated deficit	(1,112,128)	(1,084,734)
Accumulated other comprehensive loss	(102)	(122)
Total stockholders' equity	30,716	55,780
Total liabilities and stockholders' equity	$349,281	$337,227

See notes to unaudited condensed consolidated financial statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except share and per share data, unaudited)

	Three Months Ended		Nine Months Ended
	October 29,	October 30,	October 29,	October 30,
	2022	2021	2022	2021
Net sales	$98,564	$87,450	$266,134	$223,656
Cost of products sold	68,761	45,317	164,324	120,662
Gross profit	29,803	42,133	101,810	102,994
Impairment of intangible assets	—	—	1,700	—
Impairment of long-lived assets	—	—	866	—
Selling, general and administrative expenses	39,198	38,999	119,128	104,326
(Loss) income from operations	(9,395)	3,134	(19,884)	(1,332)
Interest expense, net	2,456	3,037	6,222	6,842
(Loss) income before income taxes	(11,851)	97	(26,106)	(8,174)
(Benefit) provision for income taxes	(6,615)	(2,118)	1,288	1,823
Net (loss) income	$(5,236)	$2,215	$(27,394)	$(9,997)
Other comprehensive (loss) income:
Foreign currency translation adjustments	24	(5)	20	4
Comprehensive (loss) income	$(5,212)	$2,210	$(27,374)	$(9,993)

(Loss) Earnings per share:
Basic (loss) earnings per share	$(0.43)	$0.19	$(2.25)	$(0.84)
Diluted (loss) earnings per share	$(0.43)	$0.18	$(2.25)	$(0.84)
Weighted average shares outstanding:
Basic	12,307,952	11,935,371	12,186,490	11,882,147
Diluted	12,307,952	12,019,429	12,186,490	11,882,147

See notes to unaudited condensed consolidated financial statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts, unaudited)

	Common Stock
	Number of Shares Outstanding	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of January 29, 2022	11,986,127	$120	$1,140,516	$(1,084,734)	$(122)	$55,780
Comprehensive loss:
Net loss	—	—	—	(7,169)	—	(7,169)
Foreign currency translation adjustment	—	—	—	—	(6)	(6)
Common stock issuance, net of certain fees	36,874	—	305	—	—	305
Share-based compensation expense	—	—	609	—	—	609
Restricted stock unit vestings	118,831	1	(1)	—	—	—
Tax withholdings related to restricted stock vesting	(16,962)	—	(148)	—	—	(148)
Issuance of common stock related to Employee Stock Purchase Plan ("ESPP")	2,663	—	23	—	—	23
Balance as of April 30, 2022	12,127,533	$121	$1,141,304	$(1,091,903)	$(128)	$49,394
Comprehensive loss:
Net loss	—	—	—	(14,989)	—	(14,989)
Foreign currency translation adjustment	—	—	—	—	2	2
Common stock issuance, net of certain fees	68,106	1	519	—	—	520
Share-based compensation expense	—	—	551	—	—	551
Restricted stock unit vestings	102,137	1	(1)	—	—	—
Tax withholdings related to restricted stock vesting	(6,164)	—	(49)	—	—	(49)
Issuance of common stock related to ESPP	2,416	—	18	—	—	18
Balance as of July 30, 2022	12,294,028	$123	$1,142,342	$(1,106,892)	$(126)	$35,447
Comprehensive loss:
Net loss	—	—	—	(5,236)	—	(5,236)
Foreign currency translation adjustment	—	—	—	—	24	24
Share-based compensation expense	—	—	477	—	—	477
Restricted stock unit vestings	36,807	—	—	—	—	—
Tax withholdings related to restricted stock vesting	(1,694)	—	(13)	—	—	(13)
Issuance of common stock related to ESPP	2,187	—	17	—	—	17
Balance as of October 29, 2022	12,331,328	$123	$1,142,823	$(1,112,128)	$(102)	$30,716

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

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands, unaudited)

	Nine Months Ended
	October 29, 2022	October 30, 2021
Operating activities
Net loss	$(27,394)	$(9,997)
Add (deduct) items not affecting operating cash flows:
Impairment of intangible assets	1,700	—
Impairment of long-lived assets	866	—
Depreciation and amortization	5,828	4,644
Provision for bad debt	149	(48)
Loss on disposal of property and equipment	72	—
Amortization of deferred financing costs	734	562
Deferred income taxes	1,039	1,656
Share-based compensation expense	1,637	1,485
Capitalized PIK Interest	1,917	1,721
Loss on debt extinguishment	—	1,501
Changes in assets and liabilities:
Receivables, net	(301)	(355)
Inventories	(37,913)	(13,810)
Prepaid expenses and other current assets	718	2,056
Accounts payable and accrued expenses	20,954	9,663
Other assets and liabilities	1,108	(3,326)
Net cash used in operating activities	(28,886)	(4,248)
Investing activities
Payments for capital expenditures	(2,100)	(4,124)
Net cash used in investing activities	(2,100)	(4,124)
Financing activities
Proceeds from borrowings under the Revolving Credit Facilities	304,952	234,445
Repayment of borrowings under the Revolving Credit Facilities	(272,375)	(236,397)
Repayment of borrowings under the Term Loan Facilities	(1,750)	(24,750)
Proceeds from borrowings under the Term Loan Facilities	—	35,000
Proceeds from common stock issuance, net of certain fees	825	—
Tax withholdings related to restricted stock vesting	(210)	(66)
Proceeds from stock option exercises, restricted stock vesting, and issuance of common stock under employee stock purchase plan	58	73
Financing fees	(406)	(2,151)
Net cash provided by financing activities	31,094	6,154
Increase (decrease) in cash, cash equivalents, and restricted cash	108	(2,218)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(12)	6
Cash, cash equivalents, and restricted cash, beginning of period	1,096	3,858
Cash, cash equivalents, and restricted cash, end of period	1,192	1,646
Less: restricted cash at end of period	35	41
Cash and cash equivalents per balance sheet at end of period	$1,157	$1,605

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$2,479	$3,359
Cash payments for income taxes, net of refunds	68	67
Supplemental Disclosures of Non-Cash Investing and Financing Activities
Capital expenditures in accounts payable and accrued liabilities	76	384
Deferred financing fees in accrued liabilities	1,675	150

See notes to unaudited condensed consolidated financial statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

Note 1. Description of Business and Basis of Presentation

(A) Description of Business: The Company is a global contemporary retailer, consisting of three brands: Vince, Rebecca Taylor, and Parker. Vince, established in 2002, is a leading global luxury apparel and accessories brand best known for creating elevated yet understated pieces for every day effortless style. Rebecca Taylor, founded in 1996 in New York City, is a contemporary womenswear line lauded for its signature prints, romantic detailing and vintage inspired aesthetic, reimagined for a modern era. Parker, founded in 2008 in New York City, is a contemporary women’s fashion brand that is trend focused. During the first half of fiscal 2020 the Company decided to pause the creation of new products for the Parker brand to focus resources on the operations of the Vince and Rebecca Taylor brands. On September 12, 2022, the Company announced its decision to wind down the Rebecca Taylor business. See Note 2 “Wind Down of Rebecca Taylor Business” for further details.

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

The condensed consolidated financial statements include the Company’s accounts and the accounts of the Company’s wholly-owned subsidiaries as of October 29, 2022. All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) and disclosures necessary for a fair statement. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or the fiscal year as a whole.

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

(E) Sources and Uses of Liquidity: The Company's sources of liquidity are cash and cash equivalents, cash flows from operations, if any, borrowings available under the 2018 Revolving Credit Facility (as amended and restated and as defined below) and its ability to access the capital markets, including the Open Market Sale AgreementSM entered into with Jefferies LLC in September 2021 (see Note 8 “Stockholders’ Equity” for further information). The Company's primary cash needs are funding working capital requirements, meeting its debt service requirements and capital expenditures for new stores and related leasehold improvements. The most significant components of the Company's working capital are cash and cash equivalents, accounts receivable, inventories, accounts payable and other current liabilities.

Our recent financial results have been, and our future financial results may be, subject to substantial fluctuations, and may be impacted by business conditions and macroeconomic factors as discussed below. While these potential fluctuations of our results introduce inherent uncertainty in our projections of liquidity, based on our current expectations, during the next twelve months from the date these financial statements are issued, we expect to maintain Excess Availability (as defined in the Revolving Credit Facility Agreement) minimally above the required threshold to meet our monthly Excess Availability covenant under our credit facilities and believe that our other sources of liquidity will generate sufficient cash flows to meet our operating obligations during this twelve month period. The foregoing expectation is dependent on a number of factors, including, among others, our ability to generate sufficient cash flow from operations, our ongoing ability to manage our operating obligations, the results of the currently ongoing inventory valuation and potential borrowing restrictions imposed by our lenders based on their credit judgment, which could materially and negatively impact our borrowing capacity, the wind down of the Rebecca Taylor business, as well as macroeconomic factors such as the rising costs and inflationary impacts on our customers, residual effect of the COVID-19 pandemic and the armed conflict between Ukraine and Russia. Any material negative impact from these factors or others could require us to implement alternative plans to satisfy our liquidity needs which may be unsuccessful. In the event that we are unable to timely service our debt, meet other contractual payment obligations or fund our other liquidity needs, we may need to refinance all or a portion of our indebtedness before maturity, seek waivers of or amendments to our contractual obligations for payment, reduce or delay scheduled expansions and capital expenditures, liquidate inventory through additional discounting, sell material assets or operations or seek other financing opportunities.

(F) Revenue Recognition: The Company recognizes revenue when performance obligations identified under the terms of contracts with its customers are satisfied, which generally occurs upon the transfer of control in accordance with the contractual terms and conditions of the sale. Sales are recognized when the control of the goods are transferred to the customer for the Company’s wholesale business, upon receipt by the customer for the Company’s e-commerce business, and at the time of sale to the consumer for the Company’s retail business. See Note 13 “Segment Financial Information” for disaggregated revenue amounts by segment.

Revenue associated with gift cards is recognized upon redemption and unredeemed balances are considered a contract liability and recorded within other accrued expenses, which are subject to escheatment within the jurisdictions in which it operates. As of October 29, 2022 and January 29, 2022, the contract liability was $1,773 and $1,739, respectively. For the three and nine months ended October 29, 2022, the Company recognized $52 and $239, respectively, of revenue that was previously included in the contract liability as of January 29, 2022.

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

Note 2. Wind down of Rebecca Taylor business

On September 12, 2022, the Company announced its decision to wind down the Rebecca Taylor business. On September 30, 2022, the Company entered into amendments to the Term Loan Credit Facility, the 2018 Revolving Credit Facility and the Third Lien Credit Facility (see Note 5 "Long-Term Debt and Financing Arrangements"), which in part, permits the sale of the intellectual property of the Rebecca Taylor, Inc. and the Rebecca Taylor, Inc. liquidation.

As of October 29, 2022, the Company had assets totaling approximately $19,800 associated with the Rebecca Taylor business, of which $2,630, which represents the Rebecca Taylor tradename, has been classified as Assets held for sale on the Condensed

Consolidated Balance Sheets. Additionally, as of October 29, 2022, Assets held for sale on the Condensed Consolidated Balance Sheets includes $260 related to the Parker tradename.

The following table presents a summary of Rebecca Taylor wind down related charges, reported within the Rebecca Taylor and Parker segment, incurred for the three and nine months ended October 29, 2022:

(in thousands)	Three and Nine Months Ended October 29, 2022
Cost of products sold:
Inventory write-down	$6,696
Selling, general and administrative expenses:
Operating lease right-of-use asset accelerated amortization	2,152
Accelerated depreciation and amortization	1,062
Employee termination costs, net (1)	556
Other advisory and liquidation costs	650
Total selling, general and administrative expenses	4,420
Total wind-down charges	$11,116

(1) Employee termination costs, net are primarily related to severance and were recorded within Other accrued expenses on the Condensed Consolidated Balance Sheets. Substantially all severance costs will be paid by the end of fiscal 2022.

The Company may record additional non-cash charges in fiscal 2022 associated with the carrying value of certain tradenames, property and equipment, ROU assets and inventory, as well as cash charges associated with separation costs and contractual liabilities primarily related to its 18 retail stores, and office leases associated with Rebecca Taylor. The execution of the wind down is expected to be substantially completed by the end of fiscal 2022 and is subject to various risks and uncertainties that could impact the Company's ability to successfully complete the wind down or the costs associated with the wind down.

Note 3. Goodwill and Intangible Assets

Net goodwill balances and changes therein by segment were as follows:

(in thousands)	Vince Wholesale	Vince Direct-to-consumer	Rebecca Taylor and Parker	Total Net Goodwill
Balance as of January 29, 2022	$31,973	$—	$—	$31,973
Balance as of October 29, 2022	$31,973	$—	$—	$31,973

The total carrying amount of goodwill is net of accumulated impairments of $101,845.

The following tables present a summary of identifiable intangible assets:

(in thousands)	Gross Amount	Accumulated Amortization	Accumulated Impairments	Reclassification to Assets Held for Sale	Net Book Value
Balance as of October 29, 2022
Amortizable intangible assets:
Customer relationships	$31,355	$(22,084)	$(6,115)	$—	$3,156
Tradenames (1)	22,236	(683)	(18,663)	(2,890)	—
Indefinite-lived intangible assets:
Tradenames	101,850	—	(34,750)	—	67,100
Total intangible assets	$155,441	$(22,767)	$(59,528)	$(2,890)	$70,256

(1) On September 12, 2022, the Company announced its decision to wind down the Rebecca Taylor business. Therefore, the Company determined that the indefinite life classification was no longer appropriate for the Rebecca Taylor tradename and began amortizing the Rebecca Taylor tradename in the third quarter of fiscal 2022. Amortization of the Rebecca Taylor tradename ceased upon classification as held for sale in the third quarter of fiscal 2022. Additionally, during the third quarter of fiscal 2022, the Parker tradename was classified as held for sale and amortization ceased. See Note 2 "Wind Down of Rebecca Taylor Business" for further information.

(in thousands)	Gross Amount	Accumulated Amortization	Accumulated Impairments	Net Book Value
Balance as of January 29, 2022
Amortizable intangible assets:
Customer relationships	$31,355	$(21,635)	$(6,115)	$3,605
Tradenames	13,100	(143)	(12,527)	430
Indefinite-lived intangible assets:
Tradenames	110,986	—	(39,186)	71,800
Total intangible assets	$155,441	$(21,778)	$(57,828)	$75,835

During the second quarter of fiscal 2022, the Company determined that a triggering event had occurred in the Rebecca Taylor and Parker segment as a result of changes to the Company’s long-term projections. The Company performed an interim quantitative impairment assessment of the Rebecca Taylor tradename utilizing the relief from royalty valuation approach. The relief from royalty valuation approach is dependent on a number of factors, including estimates of projected revenues, royalty rates in the category of intellectual property, discount rates and other variables. The Company estimated the fair value of the Rebecca Taylor tradename intangible asset and determined that the fair value of the Rebecca Taylor tradename was below its carrying amount. Accordingly, the Company recorded an impairment charge for the Rebecca Taylor tradename intangible asset of $1,700, which was recorded within Impairment of intangible assets on the condensed consolidated statement of operations and comprehensive income (loss) for the nine months ended October 29, 2022. There was no such impairment charge for the three months ended October 29, 2022 and the three and nine months ended October 30, 2021.

Amortization of identifiable intangible assets was $661 and $989 for the three and nine months ended October 29, 2022, respectively, and $164 and $492 for the three and nine months ended October 30, 2021, respectively. The estimated amortization expense for identifiable intangible assets for the remainder of fiscal 2022 and the next five fiscal years is expected to be as follows:

Future
(in thousands)	Amortization
2022	$150
2023	598
2024	598
2025	598
2026	598
2027	598
$3,140

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

The Company did not have any non-financial assets or non-financial liabilities recognized at fair value on a recurring basis at October 29, 2022 or January 29, 2022. At October 29, 2022 and January 29, 2022, the Company believes that the carrying values of cash and cash equivalents, receivables, and accounts payable approximate fair value, due to the short-term maturity of these instruments. The Company’s debt obligations with a carrying value of $125,454 as of October 29, 2022 are at variable interest rates. Borrowings under the Company’s 2018 Revolving Credit Facility (as amended and restated and as defined below) are recorded at carrying value, which approximates fair value due to the frequent nature of such borrowings and repayments. The Company considers this as a Level 2 input. The fair value of the Company’s Term Loan Credit Facility (as defined below) and the Third Lien Credit Facility (as defined below) was approximately $32,000 and $23,000, respectively, as of October 29, 2022 based upon estimated market value calculations that factor principal, time to maturity, interest rate, and current cost of debt. The Company considers this a Level 3 input.

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

The following table presents the non-financial assets the Company measured at fair value on a non-recurring basis for the nine months ended October 29, 2022, based on such fair value hierarchy. There were no losses on these non-financial assets taken in the nine months ended October 30, 2021.

	Net Carrying Value of Impaired Assets as of	Fair Value Measured and Recorded at Reporting Date Using:			Total Losses - Nine Months Ended
(in thousands)	October 29, 2022	Level 1	Level 2	Level 3	October 29, 2022
Property and equipment	$158	$—	$—	$158	$866	(1)
Tradename	2,630	—	—	2,630	1,700	(2)

(1) Recorded within Impairment of long-lived assets on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

(2) Recorded within Impairment of intangible assets on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). See Note 3 “Goodwill and Intangible Assets” for additional information. As of October 29, 2022, the carrying value of this tradename was classified within Assets Held for Sale on the Condensed Consolidated Balance Sheets.

Note 5. Long-Term Debt and Financing Arrangements

Long-term debt consisted of the following:

	October 29,	January 29,
(in thousands)	2022	2022
Long-term debt:
Term Loan Facilities	$33,250	$35,000
Revolving Credit Facilities	67,201	34,624
Third Lien Credit Facility	25,003	23,087
Total debt principal	125,454	92,711
Less: current portion of long-term debt	3,500	2,625
Less: deferred financing costs	2,437	1,217
Total long-term debt	$119,517	$88,869

Term Loan Credit Facility

On September 7, 2021, Vince, LLC entered into a new term loan credit facility as described below. The proceeds were used to repay in full all outstanding amounts under the $27,500 senior secured term loan facility (the “2018 Term Loan Facility”) pursuant to a credit agreement originally entered into on August 21, 2018 and a portion of the borrowings outstanding under the 2018 Revolving Credit Facility, totaling $25,960, which included interest and a prepayment penalty of $743 (which was included within financing fees on the Condensed Consolidated Statements of Cash Flows). The 2018 Term Loan Facility was terminated and, as a result, the Company recorded expense of $758 related to the write-off of the remaining deferred financing costs.

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

The Term Loan Credit Facility contains a requirement that Vince, LLC will maintain an availability under its 2018 Revolving Credit Facility of the greater of 10% of the commitments thereunder or $9,500. The Term Loan Credit Facility did not permit dividends prior to April 30, 2022, or an earlier date designated by Vince, LLC (the period until such date, the “Accommodation Period”) and now permits them to the extent that no default or event of default is continuing or would result from a contemplated dividend, so long as after giving pro forma effect to the contemplated dividend subtracting any accounts payable amounts that are or are projected to be past due for the following six months, excess availability for such six month period will be at least the greater of 25.0% of the aggregate lending commitments and $15,000. In addition, the Term Loan Credit Facility contains customary representations and warranties, other covenants, and events of default, including but not limited to, limitations on the incurrence of additional indebtedness, liens, burdensome agreements, guarantees, investments, loans, asset sales, mergers, acquisitions, prepayment of other debt, the repurchase of capital stock, transactions with affiliates, and the ability to change the nature of its business or its fiscal year, and distributions and dividends. Furthermore, the Term Loan Credit Facility is subject to a Borrowing Base (as defined in the Term Loan Credit Agreement) which can, under certain conditions result in the imposition of a reserve under the 2018 Revolving Credit Facility. As of October 29, 2022, the Company was in compliance with applicable covenants.

All obligations under the Term Loan Credit Facility are guaranteed by Vince Intermediate and the Company and any future material domestic restricted subsidiaries of Vince, LLC and secured by a lien on substantially all of the assets of the Company, Vince, LLC and Vince Intermediate and any future material domestic restricted subsidiaries.

On September 30, 2022, Vince, LLC entered into the First Amendment to the Term Loan Credit Agreement (the “TL First Amendment”). The TL First Amendment, among other things, (i) requires more frequent borrowing base reporting and establishes variance reporting in connection with the Rebecca Taylor, Inc. liquidation; (ii) removes the assets (other than intellectual property) of the Rebecca Taylor, Inc. and Parker Holding, LLC companies from the term loan borrowing base; (iii) permits the sale of the intellectual property of the Rebecca Taylor, Inc. and Parker Holding, LLC companies and the Rebecca Taylor, Inc. liquidation; (iv) amends the ABL (as defined in the Term Loan Credit Agreement) excess availability covenant to provide the Company with up to $5,000 of additional potential liquidity through December 28, 2022; and (v) requires prepayment of the Obligations in an amount equal to 100% of the Net Cash Proceeds received from the sale of the intellectual property of the Rebecca Taylor, Inc. and Parker Holding, LLC companies to be applied against the Obligations as outlined in the TL First Amendment. In connection with the TL First Amendment, Vince, LLC agreed to pay the term lenders fees equal to (i) $600 and (ii) if the underlying term loan is not paid in full by January 31, 2023, an additional $850, which is payable upon Payment in Full of the Term Loan Credit Facility.

As a result of the TL First Amendment, the Company incurred a total of $1,525 of financing costs. In accordance with ASC Topic 470, “Debt”, the Company accounted for this amendment as a debt modification and has recorded $75 of the financing costs paid to third parties within selling, general and administrative expenses on the condensed consolidated statements of operations and comprehensive income (loss) for the nine months ended October 29, 2022. The remaining $1,450 of financing costs are recorded as deferred debt issuance costs (which is presented within Long-term debt on the Condensed Consolidated Balance Sheets) which will be amortized over the remaining term of the Term Loan Credit Facility.

Through October 29, 2022, on an inception to date basis, the Company has made repayments of $1,750 on the Term Loan Credit Facility.

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

On September 7, 2021, concurrently with the Term Loan Credit Facility, Vince, LLC entered into an Amended and Restated Credit Agreement (the “A&R Revolving Credit Facility Agreement”) which, among other things, contained amendments to reflect the terms of the Term Loan Credit Facility and extended the maturity of the 2018 Revolving Credit Facility to the earlier of June 8, 2026 and 91 days prior to the maturity of the Term Loan Credit Facility.

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

Concurrently with the TL First Amendment, on September 30, 2022, Vince, LLC entered into the First Amendment to the A&R Revolving Credit Facility Agreement (the “ABL First Amendment”). The ABL First Amendment, among other things, (i) requires more frequent borrowing base reporting and establishes variance reporting in connection with the Rebecca Taylor, Inc. liquidation; (ii) amends the definition of “Availability Reserves” to account for the difference between the aggregate amount of the ABL borrowing base attributable to the assets of the Rebecca Taylor, Inc. and Parker Holding, LLC companies and the amounts received (or anticipated to be received) as net proceeds of asset sales in connection with the Rebecca Taylor, Inc. liquidation; (iii) permits the sale of the intellectual property of the Rebecca Taylor, Inc. and Parker Holding, LLC companies and the Rebecca Taylor, Inc. liquidation; (iv) amends the excess availability covenant to provide the Company with up to $5,000 of additional potential liquidity through December 28, 2022; and (v) removes the assets of the Rebecca Taylor, Inc. and Parker Holding, LLC companies from the borrowing base from and after November 30, 2022. In connection with the ABL First Amendment, Vince, LLC agreed to pay the ABL lenders fees equal to (i) $375 and (ii) if the ABL is not paid in full by December 15, 2022, an additional $125.

As a result of the ABL First Amendment, the Company incurred a total of $611 of financing costs. In accordance with ASC Topic 470, “Debt”, the Company accounted for this amendment as a debt modification and therefore, these financing costs were recorded as deferred debt issuance costs (which is presented within Other assets on the Condensed Consolidated Balance Sheets) and will be amortized over the remaining term of the 2018 Revolving Credit Facility.

As of October 29, 2022, the Company was in compliance with applicable covenants. As of October 29, 2022, $26,809 was available under the 2018 Revolving Credit Facility, net of the Loan Cap, and there were $67,201 of borrowings outstanding and $5,990 of letters of credit outstanding under the 2018 Revolving Credit Facility. The weighted average interest rate for borrowings outstanding under the 2018 Revolving Credit Facility as of October 29, 2022 was 4.8%.

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

SK Financial is an affiliate of Sun Capital Partners, Inc. (“Sun Capital”), whose affiliates own, as of October 29, 2022, approximately 69% of the Company’s common stock. The Third Lien Credit Facility was reviewed and approved by the Special Committee of the Company’s Board of Directors, consisting solely of directors not affiliated with Sun Capital, which committee was represented by independent legal advisors.

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

Concurrently with the TL First Amendment and the ABL First Amendment, on September 30, 2022, Vince, LLC entered into the Second Amendment to the Third Lien Credit Agreement (the “Third Lien Second Amendment”). The Third Lien Second Amendment, among other things, (i) establishes variance reporting in connection with the Rebecca Taylor, Inc. liquidation; and (ii) permits the sale of the intellectual property of the Rebecca Taylor, Inc. and Parker Holding, LLC companies and the Rebecca Taylor, Inc. liquidation.

Note 6. Inventory

Inventories consisted of finished goods. As of October 29, 2022 and January 29, 2022, finished goods, net of reserves were $116,441 and $78,564, respectively.

Note 7. Share-Based Compensation

Employee Stock Plans

Vince 2013 Incentive Plan

In connection with the IPO, the Company adopted the Vince 2013 Incentive Plan, which provides for grants of stock options, stock appreciation rights, restricted stock and other stock-based awards. In May 2018, the Company filed a Registration Statement on Form S-8 to register an additional 660,000 shares of common stock available for issuance under the Vince 2013 Incentive Plan. Additionally, in September 2020, the Company filed a Registration Statement on Form S-8 to register an additional 1,000,000 shares of common stock available for issuance under the Vince 2013 Incentive Plan. The aggregate number of shares of common stock which may be issued or used for reference purposes under the Vince 2013 Incentive Plan or with respect to which awards may be granted may not exceed 1,000,000 shares. The shares available for issuance under the Vince 2013 Incentive Plan may be, in whole or in part, either authorized and unissued shares of the Company’s common stock or shares of common stock held in or acquired for the Company’s treasury. In general, if awards under the Vince 2013 Incentive Plan are cancelled for any reason, or expire or terminate unexercised, the shares covered by such award may again be available for the grant of awards under the Vince 2013 Incentive Plan. As of October 29, 2022, there were 871,288 shares under the Vince 2013 Incentive Plan available for future grants. Options granted pursuant to the Vince 2013 Incentive Plan typically vest in equal installments over four years, subject to the employees’ continued employment and expire on the earlier of the tenth anniversary of the grant date or upon termination as outlined in the Vince 2013 Incentive Plan. Restricted stock units (“RSUs”) granted typically vest in equal installments over a three-year period or vest in equal installments over four years, subject to the employees’ continued employment.

Employee Stock Purchase Plan

The Company maintains an employee stock purchase plan (“ESPP”) for its employees. Under the ESPP, all eligible employees may contribute up to 10% of their base compensation, up to a maximum contribution of $10 per year. The purchase price of the stock is 90% of the fair market value, with purchases executed on a quarterly basis. The plan is defined as compensatory, and accordingly, a charge for compensation expense is recorded to selling, general and administrative (“SG&A”) expense for the difference between the fair market value and the discounted purchase price of the Company’s common stock. During the nine months ended October 29, 2022, 7,266 shares of common stock were issued under the ESPP. During the nine months ended October 30, 2021, 7,270 shares of common stock were issued under the ESPP. As of October 29, 2022, there were 62,834 shares available for future issuance under the ESPP.

Stock Options

A summary of stock option activity for the nine months ended October 29, 2022 is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 29, 2022	58	$38.77	3.7	$—
Granted	—	$—
Exercised	—	$—
Forfeited or expired	—	$—
Outstanding at October 29, 2022	58	$38.77	2.9	$—

Vested and exercisable at October 29, 2022	58	$38.77	2.9	$—

Restricted Stock Units

A summary of restricted stock unit activity for the nine months ended October 29, 2022 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested restricted stock units at January 29, 2022	628,883	$10.48
Granted	277,402	$7.80
Vested	(255,951)	$9.84
Forfeited	(85,883)	$10.48
Non-vested restricted stock units at October 29, 2022	564,451	$9.46

Share-Based Compensation Expense

The Company recognized share-based compensation expense of $477 and $596, including expense of $59 and $72 related to non-employees, during the three months ended October 29, 2022 and October 30, 2021, respectively. The Company recognized share-based compensation expense of $1,637 and $1,485, including expense of $248 and $181, respectively, related to non-employees, during the nine months ended October 29, 2022 and October 30, 2021, respectively.

Note 8. Stockholders’ Equity

At-the-Market Offering

On September 9, 2021, the Company filed a shelf registration statement on Form S-3, which was declared effective on September 21, 2021 (the “Registration Statement”). Under the Registration Statement, the Company may offer and sell up to 3,000,000 shares of common stock from time to time in one or more offerings at prices and terms to be determined at the time of the sale. In connection with the filing of the Registration Statement, the Company entered into an Open Market Sale AgreementSM with Jefferies LLC (“At-the-Market Offering”), under which the Company is able to offer and sell, from time to time, up to 1,000,000 shares of common stock, par value $0.01 per share, which shares are included in the securities registered pursuant to the Registration Statement. During the three months ended October 29, 2022, the Company did not make any offerings or sales of shares of common stock under the At-the-Market Offering. During the nine months ended October 29, 2022, the Company issued and sold 104,980 shares of common stock under the At-the-Market Offering for aggregate net proceeds of $825, at an average price of $7.86 per share. At October 29, 2022, 877,886 shares of common stock were available to be offered and sold under the At-the-Market Offering.

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

The following is a reconciliation of weighted average basic shares to weighted average diluted shares outstanding:

	Three Months Ended		Nine Months Ended
	October 29,	October 30,	October 29,	October 30,
	2022	2021	2022	2021
Weighted-average shares—basic	12,307,952	11,935,371	12,186,490	11,882,147
Effect of dilutive equity securities	—	84,058	—	—
Weighted-average shares—diluted	12,307,952	12,019,429	12,186,490	11,882,147

For the three months ended October 30, 2021, 484,050 weighted average shares of share-based compensation were excluded from the computation of weighted average shares for diluted earnings per share, as their effect would have been anti-dilutive.

Because the Company incurred a net loss for the three and nine months ended October 29, 2022 and the nine months ended October 30, 2021, weighted-average basic shares and weighted-average diluted shares outstanding are equal for the periods.

Note 10. Commitments and Contingencies

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

Note 11. Income Taxes

The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year. In interim periods where the entity is experiencing losses, an entity must make assumptions concerning its future taxable income and determine whether the realization of future tax benefits is more likely than not. The benefit for income taxes of $6,615 for the three months ended October 29, 2022 reflects the impact of a decrease in the Company’s estimated effective tax rate for the full fiscal year. The Company’s estimated effective tax rate is driven by the non-cash deferred tax expense created by the current period amortization of indefinite-lived goodwill and intangible assets for tax but not for book purposes. A portion of these deferred tax liabilities cannot be used as a source to support the realization of certain deferred tax assets related to the Company’s net operating losses which results in tax expense to record these deferred tax liabilities. The provision for income taxes was $1,288 and the effective income tax rate was (4.9%) for the nine months ended October 29, 2022. The Company’s effective tax rate for the nine months ended October 29, 2022 differs from the U.S. statutory rate of 21% primarily due to the increase in deferred tax liabilities attributable to indefinite-lived goodwill and intangible assets as described above, as well as state and foreign taxes partially offset by the impact of the valuation allowance established against additional deferred tax assets.

The benefit for income taxes was $2,118 for the three months ended October 30, 2021 and primarily reflected the impact of a decrease in the Company’s estimated effective tax rate for the full fiscal year. The provision for income taxes was $1,823 for the nine months ended October 30, 2021 and primarily represented the non-cash deferred tax expense created by the current period amortization of indefinite-lived goodwill and intangible assets for tax but not for book purposes. Additionally, the provision for income taxes for the nine months ended October 30, 2021 included a correction of an error of $882 related to the state tax impact of the non-cash deferred tax expense created by the amortization of indefinite-lived goodwill and intangible assets as previously recorded in the fourth quarter of fiscal 2020. The effective tax rate was (22.3%) for the nine months ended October 30, 2021 and differs from the U.S. statutory rate primarily due to the increase in deferred tax liabilities attributable to indefinite-lived goodwill and intangible assets as described above and the impact of the valuation allowance established against additional deferred tax assets.

Each reporting period, the Company evaluates the realizability of its deferred tax assets and has maintained a full valuation allowance against its deferred tax assets. These valuation allowances will be maintained until there is sufficient positive evidence to conclude that it is more likely than not that these deferred tax assets will be realized.

Note 12. Leases

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

Total lease cost is included in cost of sales and SG&A expense in the accompanying condensed consolidated statements of operations and comprehensive income (loss) and is recorded net of immaterial sublease income. Some leases have a non-cancelable lease term of less than one year and therefore, the Company has elected to exclude these short-term leases from our ROU asset and lease liabilities. Short term lease costs were immaterial for the nine months ended October 29, 2022 and October 30, 2021. The Company’s lease cost is comprised of the following:

	Three Months Ended		Nine Months Ended
	October 29,	October 30,	October 29,	October 30,
(in thousands)	2022	2021	2022	2021
Operating lease cost	$6,446	$6,077	$18,859	$18,270
Variable operating lease cost	45	810	503	(59)
Total lease cost	$6,491	$6,887	$19,362	$18,211

The operating lease cost for the three and nine months ended October 29, 2022 includes $2,152 of accelerated amortization associated with the wind-down of the Rebecca Taylor business. See Note 2 "Wind Down of Rebecca Taylor Business" for additional information. The operating lease cost above for the nine months ended October 30, 2021 included a benefit of $501 for the correction of an error recorded within SG&A expenses related to a lease amendment for a retail store location signed in April 2020. The amendment lowered the base rent for fiscal 2021 through fiscal 2023 which was not accounted for upon the signing of the agreement leading to an overstatement of the ROU asset related expenses and lease liability in the first quarter of fiscal 2020.

As of October 29, 2022, the future maturity of lease liabilities are as follows:

October 29,
(in thousands)	2022
Fiscal 2022	$7,212
Fiscal 2023	26,758
Fiscal 2024	24,102
Fiscal 2025	15,598
Fiscal 2026	10,951
Thereafter	34,904
Total lease payments	119,525
Less: Imputed interest	(20,322)
Total operating lease liabilities	$99,203

The operating lease payments do not include any renewal options as such leases are not reasonably certain of being renewed as of October 29, 2022, and do not include $11,497 of legally binding minimum lease payments for leases signed but not yet commenced.

Note 13. Segment Financial Information

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

On September 12, 2022, the Company announced its decision to wind down the Rebecca Taylor business. See Note 2 “Wind Down of Rebecca Taylor Business” for further details.

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

Summary information for the Company’s reportable segments is presented below.

(in thousands)	Vince Wholesale	Vince Direct-to-consumer	Rebecca Taylor and Parker	Unallocated Corporate	Total
Three Months Ended October 29, 2022
Net Sales (1)	$55,023	$34,651	$8,890	$—	$98,564
Income (loss) before income taxes (2)	14,352	696	(13,155)	(13,744)	(11,851)

Three Months Ended October 30, 2021
Net Sales (3)	$42,636	$35,722	$9,092	$—	$87,450
Income (loss) before income taxes	14,394	3,715	(3,121)	(14,891)	97

Nine Months Ended October 29, 2022
Net Sales (1)	$135,179	$103,633	$27,322	$—	$266,134
Income (loss) before income taxes (2)	37,312	(723)	(20,124)	(42,571)	(26,106)

Nine Months Ended October 30, 2021
Net Sales (3)	$104,605	$91,636	$27,415	$—	$223,656
Income (loss) before income taxes	34,364	6,482	(7,955)	(41,065)	(8,174)

(in thousands)	Vince Wholesale	Vince Direct-to-consumer	Rebecca Taylor and Parker	Unallocated Corporate	Total
October 29, 2022
Total Assets	$101,239	$104,679	$20,092	$123,271	$349,281

January 29, 2022
Total Assets	$64,502	$108,019	$38,825	$125,881	$337,227

(1) Net sales for the Rebecca Taylor and Parker reportable segment for the three and nine months ended October 29, 2022 consisted of $4,205 and $12,985 through wholesale distribution channels and $4,685 and $14,337 through direct-to-consumer distribution channels.

(2) Rebecca Taylor and Parker reportable segment includes a non-cash impairment charge of $2,566, of which $1,700 is related to the Rebecca Taylor tradename and $866 is related to property and equipment for the nine months ended October 29, 2022. The three and nine months ended October 29, 2022 also includes charges associated with the wind-down of the Rebecca Taylor business. See Note 2 "Wind Down of Rebecca Taylor Business" for additional information.

(3) Net sales for the Rebecca Taylor and Parker reportable segment for the three and nine months ended October 30, 2021 consisted of $5,171 and $17,316 through wholesale distribution channels and $3,921 and $10,099 through direct-to-consumer distribution channels.

Note 14. Related Party Transactions

Third Lien Credit Agreement

On December 11, 2020, Vince, LLC entered into the $20,000 Third Lien Credit Facility pursuant to the Third Lien Credit Agreement, by and among Vince, LLC, as the borrower, SK Financial, as agent and lender, and other lenders from time-to-time party thereto. SK Financial is an affiliate of Sun Capital, whose affiliates own, as of October 29, 2022, approximately 69% of the Company’s common stock. The Third Lien Credit Facility was reviewed and approved by the Special Committee of the Company’s Board of Directors, consisting solely of directors not affiliated with Sun Capital, which committee was represented by independent legal advisors.

See Note 5 “Long-Term Debt and Financing Arrangements” for additional information.

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

As of October 29, 2022, the Company’s total obligation under the Tax Receivable Agreement was estimated to be $0 based on projected future pre-tax income.

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

During the three months ended October 29, 2022 and October 30, 2021, the Company incurred expenses of $1 and $1, respectively, under the Sun Capital Consulting Agreement. During the nine months ended October 29, 2022 and October 30, 2021, the Company incurred expenses of $11 and $9, respectively, under the Sun Capital Consulting Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes our consolidated operating results, financial condition and liquidity. The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (this "Quarterly Report"). All amounts disclosed are in thousands except store counts, share and per share data and percentages. See Note 1 “Description of Business and Basis of Presentation” within the notes to the condensed consolidated financial statements in this Quarterly Report for further information.

This discussion contains forward-looking statements involving risks, uncertainties and assumptions that could cause our results to differ materially from expectations. For a discussion of the risks facing our business see "Item 1A—Risk Factors" of this Quarterly Report as well as in our 2021 Annual Report on Form 10-K.

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

The unpredictable nature of the COVID-19 pandemic could negatively affect the outcome of the measures intended to address its impact and/or our current expectations of our future business performance. See Part I, Item 1A. Risk Factors in the 2021 Annual Report on Form 10-K — "Risks Related to Our Business and Industry — The COVID-19 pandemic has adversely affected, and may continue to adversely affect, our business, financial condition, cash flow, liquidity and results of operations" for additional discussion regarding risks to our business associated with the COVID-19 pandemic.

Executive Overview

We are a global contemporary retailer, consisting of three brands: Vince, Rebecca Taylor and Parker.

Vince, established in 2002, is a leading global luxury apparel and accessories brand best known for creating elevated yet understated pieces for every day effortless style. Known for its range of luxury products, Vince offers women's and men's ready-to-wear, footwear and accessories through 50 full-price retail stores, 17 outlet stores, its e-commerce site, vince.com and through its subscription service Vince Unfold, vinceunfold.com, as well as through premium wholesale channels globally.

Rebecca Taylor, founded in 1996 in New York City, is a contemporary womenswear line lauded for its signature prints, romantic detailing and vintage inspired aesthetic, reimagined for a modern era. The Rebecca Taylor collection is available at 10 full-price retail stores, 8 outlet stores, through its e-commerce site at rebeccataylor.com and through its subscription service Rebecca Taylor RNTD at rebeccataylorrntd.com, as well as through major department and specialty stores worldwide. On September 12, 2022, the Company announced its decision to wind down the Rebecca Taylor business. See Note 2 "Wind Down of the Rebecca Taylor Business" to the condensed consolidated financial statements for further details.

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

The following table presents, for the periods indicated, our operating results as a percentage of net sales, as well as earnings (loss) per share data:

	Three Months Ended				Nine Months Ended
	October 29, 2022		October 30, 2021		October 29, 2022		October 30, 2021
		% of Net		% of Net		% of Net		% of Net
	Amount	Sales	Amount	Sales	Amount	Sales	Amount	Sales
(in thousands, except per share data and percentages)
Statements of Operations:
Net sales	$98,564	100.0%	$87,450	100.0%	$266,134	100.0%	$223,656	100.0%
Cost of products sold	68,761	69.8%	45,317	51.8%	164,324	61.7%	120,662	53.9%
Gross profit	29,803	30.2%	42,133	48.2%	101,810	38.3%	102,994	46.1%
Impairment of intangible assets	—	0.0%	—	0.0%	1,700	0.6%	—	0.0%
Impairment of long-lived assets	—	0.0%	—	0.0%	866	0.3%	—	0.0%
Selling, general and administrative expenses	39,198	39.8%	38,999	44.6%	119,128	44.8%	104,326	46.6%
(Loss) income from operations	(9,395)	(9.5)%	3,134	3.6%	(19,884)	(7.5)%	(1,332)	(0.6)%
Interest expense, net	2,456	2.5%	3,037	3.5%	6,222	2.3%	6,842	3.1%
(Loss) income before income taxes	(11,851)	(12.0)%	97	0.1%	(26,106)	(9.8)%	(8,174)	(3.7)%
(Benefit) provision for income taxes	(6,615)	(6.7)%	(2,118)	(2.4)%	1,288	0.5%	1,823	0.8%
Net (loss) income	$(5,236)	(5.3)%	$2,215	2.5%	$(27,394)	(10.3)%	$(9,997)	(4.5)%
(Loss) Earnings per share:
Basic (loss) earnings per share	$(0.43)		$0.19		$(2.25)		$(0.84)
Diluted (loss) earnings per share	$(0.43)		$0.18		$(2.25)		$(0.84)

Three Months Ended October 29, 2022 Compared to Three Months Ended October 30, 2021

Net sales for the three months ended October 29, 2022 were $98,564, increasing $11,114, or 12.7%, versus $87,450 for the three months ended October 30, 2021.

Gross profit decreased 29.3% to $29,803 for the three months ended October 29, 2022 from $42,133 in the prior year third quarter. As a percentage of sales, gross margin was 30.2%, compared with 48.2% in the prior year third quarter. The total gross margin rate decrease was primarily driven by the following factors:

•
The unfavorable impact from inventory write-downs and other liquidation efforts as a result of the wind down of the Rebecca Taylor business contributed negatively by approximately 800 basis points;
•
The unfavorable impact of year-over-year adjustments to inventory reserves contributed negatively by approximately 710 basis points;
•
The unfavorable impact from an increase in promotional activity in the Direct-to-consumer segment which contributed negatively by approximately 420 basis points; which were partly offset by
•
The favorable impact of leveraging our distribution and other overhead costs which contributed positively by approximately 260 basis points.

Selling, general and administrative ("SG&A") expenses for the three months ended October 29, 2022 were $39,198, increasing $199, or 0.5%, versus $38,999 for the three months ended October 30, 2021. SG&A expenses as a percentage of sales were 39.8% and 44.6% for the three months ended October 29, 2022 and October 30, 2021, respectively. The change in SG&A expenses compared to the prior fiscal year period was primarily due to:

•
$4,420 of costs associated with the wind down of the Rebecca Taylor business (see Note 2 "Wind Down of Rebecca Taylor Business" to the condensed consolidated financial statements for a detailed listing); which were partly offset by
•
$2,612 of decreased rent expense primarily due to lease modifications effective in the third quarter of fiscal 2022, as well as higher rent expense in the prior year driven by the repayment of rent deferrals associated with COVID-19;
•
$810 of decreased consulting and other third-party costs;
•
$757 of decreased marketing and advertising; and

•
$652 of decreased compensation and benefits primarily due to a decrease in incentive compensation.

Interest expense, net decreased $581, or 19.1%, to $2,456 in the three months ended October 29, 2022 from $3,037 in the three months ended October 30, 2021 primarily due to the $758 write-off of deferred financing costs and the $743 prepayment penalty incurred in the prior year associated with the termination of the 2018 Term Loan Facility during the three months ended October 30, 2021, which were partly offset by higher interest rates.

Benefit for income taxes for the three months ended October 29, 2022 was $6,615 which primarily reflects the impact of a decrease in the Company’s estimated effective tax rate for the full fiscal year. The Company’s estimated effective tax rate is driven by the non-cash deferred tax expense created by the current period amortization of indefinite-lived goodwill and intangible assets for tax but not for book purposes. The benefit for income taxes was $2,118 for the three months ended October 30, 2021 which primarily reflects the impact of a decrease in the Company’s estimated effective tax rate for the full fiscal year. See Note 11 "Income Taxes" to the condensed consolidated financial statements in this Quarterly Report for further information.

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

On September 12, 2022, the Company announced its decision to wind down the Rebecca Taylor business. See Note 2 "Wind Down of Rebecca Taylor Business" to the condensed consolidated financial statements for further details.

Unallocated corporate expenses are related to the Vince brand and are comprised of SG&A expenses attributable to corporate and administrative activities (such as marketing, design, finance, information technology, legal and human resources departments), and other charges that are not directly attributable to the Company’s Vince Wholesale and Vince Direct-to-consumer reportable segments.

Beginning with the fourth quarter of fiscal 2021, the Company changed the allocation methodology for certain corporate operational expenses between the Vince Wholesale and Vince Direct-to-consumer segments. The prior period has been updated to conform to the current allocation methodology. These changes did not impact the Company's previously reported consolidated financial results.

	Three Months Ended
	October 29,	October 30,
(in thousands)	2022	2021
Net Sales:
Vince Wholesale	$55,023	$42,636
Vince Direct-to-consumer	34,651	35,722
Rebecca Taylor and Parker	8,890	9,092
Total net sales	$98,564	$87,450

Income (loss) from operations:
Vince Wholesale	$14,352	$14,394
Vince Direct-to-consumer	696	3,715
Rebecca Taylor and Parker	(13,155)	(3,121)
Subtotal	1,893	14,988
Unallocated corporate	(11,288)	(11,854)
Total (loss) income from operations	$(9,395)	$3,134

Vince Wholesale

	Three Months Ended
(in thousands)	October 29, 2022	October 30, 2021	$ Change
Net sales	$55,023	$42,636	$12,387
Income from operations	14,352	14,394	(42)

Net sales from our Vince Wholesale segment increased $12,387, or 29.1%, to $55,023 in the three months ended October 29, 2022 from $42,636 in the three months ended October 30, 2021, primarily due to higher full-price shipments, as well as an increase in off-price shipments.

Income from operations from our Vince Wholesale segment decreased $42, or 0.3%, to $14,352 in the three months ended October 29, 2022 from $14,394 in the three months ended October 30, 2021, primarily due to a decline in gross margin.

Vince Direct-to-consumer

	Three Months Ended
(in thousands)	October 29, 2022	October 30, 2021	$ Change
Net sales	$34,651	$35,722	$(1,071)
Income from operations	696	3,715	(3,019)

Net sales from our Vince Direct-to-consumer segment decreased $1,071, or 3.0%, to $34,651 in the three months ended October 29, 2022 from $35,722 in the three months ended October 30, 2021. Comparable sales decreased $951, or 2.8%, including e-commerce, primarily due to a decrease in e-commerce traffic. Non-comparable sales declined $120 which includes new stores which have not completed 13 full fiscal months of operations and Vince Unfold. Since October 30, 2021, two net stores have closed bringing our total retail store count to 67 (consisting of 50 full price stores and 17 outlet stores) as of October 29, 2022, compared to 69 (consisting of 51 full price stores and 18 outlet stores) as of October 30, 2021.

Our Vince Direct-to-consumer segment had income from operations of $696 in the three months ended October 29, 2022 compared to income from operations of $3,715 in the three months ended October 30, 2021. The change was primarily driven by a decline in gross margin, which was partly offset by a decrease in SG&A expenses driven by decreased rent expense.

Rebecca Taylor and Parker

	Three Months Ended
(in thousands)	October 29, 2022	October 30, 2021	$ Change
Net sales	$8,890	$9,092	$(202)
Loss from operations	(13,155)	(3,121)	(10,034)

Net sales from our Rebecca Taylor and Parker segment decreased $202, or 2.2%, to $8,890 in the three months ended October 29, 2022 from $9,092 in the three months ended October 30, 2021, primarily due to (a) a $966 decrease in wholesale sales primarily driven by the final sell through of Parker inventory in the prior year, partly offset by (b) a $764 increase in the direct-to-consumer channels primarily due to new stores, as well as increased store traffic.

Loss from operations from our Rebecca Taylor and Parker segment increased $10,034, or 321.5%, to $13,155 in the three months ended October 29, 2022 from $3,121 in the three months ended October 30, 2021. The increase was primarily driven by costs associated with the wind down of the Rebecca Taylor business (see Note 2 "Wind Down of Rebecca Taylor Business" to the condensed consolidated financial statements for a detailed listing).

Nine Months Ended October 29, 2022 Compared to Nine Months Ended October 30, 2021

Net sales for the nine months ended October 29, 2022 were $266,134, increasing $42,478, or 19.0%, versus $223,656 for the nine months ended October 30, 2021.

Gross profit decreased 1.1% to $101,810 for the nine months ended October 29, 2022 from $102,994 in the nine months ended October 30, 2021. As a percentage of sales, gross margin was 38.3%, compared with 46.1% in the nine months ended October 30, 2021. The total gross margin rate decrease was primarily driven by the following factors:

•
The unfavorable impact from inventory write-downs and other liquidation efforts as a result of the wind down of the Rebecca Taylor business contributed negatively by approximately 300 basis points;
•
The unfavorable impact of year-over-year adjustments to inventory reserves contributed negatively by approximately 340 basis points;

•
The unfavorable impact from an increase in promotional activity in the Direct-to-consumer segment which contributed negatively by approximately 180 basis points;
•
The unfavorable impact from higher product and freight costs which contributed negatively by approximately 150 basis points; which were partly offset by
•
The favorable impact of leveraging our distribution and other overhead costs contributed positively by approximately 190 basis points.

Impairment of intangible assets for the nine months ended October 29, 2022 was $1,700 related to the impairment of the Rebecca Taylor tradename. See Note 3 “Goodwill and Intangible Assets” to the condensed consolidated financial statements in this Quarterly Report for further information.

Impairment of long-lived assets for the nine months ended October 29, 2022 was $866 related to the impairment of property and equipment for certain Rebecca Taylor retail locations.

SG&A expenses for the nine months ended October 29, 2022 were $119,128, increasing $14,802, or 14.2%, versus $104,326 for the nine months ended October 30, 2021. SG&A expenses as a percentage of sales were 44.8% and 46.6% for the nine months ended October 29, 2022 and October 30, 2021, respectively. The change in SG&A expenses compared to the prior fiscal year period was primarily due to:

•
$4,420 of costs associated with the wind down of the Rebecca Taylor business (see Note 2 "Wind Down of Rebecca Taylor Business" to the condensed consolidated financial statements for a detailed listing);
•
$6,140 of increased compensation and benefits, partly due to lower expense in the prior year associated with our retail store associates as a result of the impact of COVID-19;
•
$1,380 of increased consulting and other third-party costs due to investments in our customer facing technologies to further expand our omni-channel capabilities, as well as increased investments in our e-commerce platforms;
•
$692 of increased marketing and advertising costs, primarily due to investments in digital marketing; partly offset by
•
$1,113 of decreased rent expense primarily due to lease modifications effective in the third quarter of fiscal 2022, as well as higher rent expense in the prior year driven by the repayment of rent deferrals associated with COVID-19.

Interest expense, net decreased $620, or 9.1%, to $6,222 in the nine months ended October 29, 2022 from $6,842 in the nine months ended October 30, 2021 primarily due to the $758 write-off of deferred financing costs and the $743 prepayment penalty incurred in the prior year associated with the termination of the 2018 Term Loan Facility during the three months ended October 30, 2021, which were partly offset by higher interest rates.

Provision for income taxes for the nine months ended October 29, 2022 was $1,288 and the effective income tax rate was (4.9)% for the nine months ended October 29, 2022. The Company’s effective tax rate for the nine months ended October 29, 2022 differs from the U.S. statutory rate of 21% primarily due to the increase in deferred tax liabilities attributable to indefinite-lived goodwill and intangible assets, as well as state and foreign taxes partially offset by the impact of valuation allowance established against additional deferred tax assets. The provision for income taxes was $1,823 for the nine months ended October 30, 2021. The effective tax rate for the nine months ended October 30, 2021 was (22.3)% and differed from the U.S. statutory rate of 21% primarily due to the increase in deferred tax liabilities attributable to indefinite-lived goodwill and intangible assets and the impact of the valuation allowance established against additional deferred tax assets. See Note 11 "Income Taxes" to the condensed consolidated financial statements in this Quarterly Report for further information.

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

	Nine Months Ended
	October 29,	October 30,
(in thousands)	2022	2021
Net Sales:
Vince Wholesale	$135,179	$104,605
Vince Direct-to-consumer	103,633	91,636
Rebecca Taylor and Parker	27,322	27,415
Total net sales	$266,134	$223,656

Income (loss) from operations:
Vince Wholesale	$37,312	$34,364
Vince Direct-to-consumer	(723)	6,482
Rebecca Taylor and Parker	(20,124)	(7,955)
Subtotal	16,465	32,891
Unallocated corporate	(36,349)	(34,223)
Total loss from operations	$(19,884)	$(1,332)

Vince Wholesale

	Nine Months Ended
(in thousands)	October 29, 2022	October 30, 2021	$ Change
Net sales	$135,179	$104,605	$30,574
Income from operations	37,312	34,364	2,948

Net sales from our Vince Wholesale segment increased $30,574, or 29.2%, to $135,179 in the nine months ended October 29, 2022 from $104,605 in the nine months ended October 30, 2021, primarily due to higher full-price shipments as the prior year was impacted by COVID-19, as well as an increase in off-price shipments.

Income from operations from our Vince Wholesale segment increased $2,948, or 8.6%, to $37,312 in the nine months ended October 29, 2022 from $34,364 in the nine months ended October 30, 2021, primarily due to higher sales as noted above, partly offset by a decline in gross margin.

Vince Direct-to-consumer

	Nine Months Ended
(in thousands)	October 29, 2022	October 30, 2021	$ Change
Net sales	$103,633	$91,636	$11,997
(Loss) income from operations	(723)	6,482	(7,205)

Net sales from our Vince Direct-to-consumer segment increased $11,997, or 13.1%, to $103,633 in the nine months ended October 29, 2022 from $91,636 in the nine months ended October 30, 2021. Comparable sales increased $9,331, or 10.8%, including e-commerce, primarily due to an increase in store traffic as the prior year reflected the impact from COVID-19. Non-comparable sales contributed $2,666 of sales growth which includes new stores which have not completed 13 full fiscal months of operations and Vince Unfold. Since October 30, 2021, two net stores have closed bringing our total retail store count to 67 (consisting of 50 full price stores and 17 outlet stores) as of October 29, 2022, compared to 69 (consisting of 51 full price stores and 18 outlet stores) as of October 30, 2021.

Our Vince Direct-to-consumer segment had a loss from operations of $723 in the nine months ended October 29, 2022 compared to income from operations of $6,482 in the nine months ended October 30, 2021. The change was primarily driven by an increase in SG&A expenses driven by staffing and occupancy costs as the prior year was impacted by COVID-19, as well as investments in our customer facing technologies to further expand our omni-channel capabilities and increased investments in our e-commerce platforms, and a decline in gross margin, partly offset by higher net sales as noted above.

Rebecca Taylor and Parker

	Nine Months Ended
(in thousands)	October 29, 2022	October 30, 2021	$ Change
Net sales	$27,322	$27,415	$(93)
Loss from operations	(20,124)	(7,955)	(12,169)

Net sales from our Rebecca Taylor and Parker segment decreased $93, or 0.3%, to $27,322 in the nine months ended October 29, 2022 from $27,415 in the nine months ended October 30, 2021 primarily due to (a) a $4,331 decrease in wholesale sales primarily driven by lower full-price shipments, which was partly offset by (b) a $4,238 increase in the direct-to-consumer channels primarily due to increased store traffic, as the prior year reflected the impact of COVID-19, as well as new stores.

Loss from operations from our Rebecca Taylor and Parker segment increased $12,169, or 153.0%, to $20,124 in the nine months ended October 29, 2022 from $7,955 in the nine months ended October 30, 2021. The increase was primarily driven by costs associated with the wind down of the Rebecca Taylor business (see Note 2 "Wind Down of Rebecca Taylor Business" to the condensed consolidated financial statements for a detailed listing), as well as $2,566 of impairment charges related to the impairment of the Rebecca Taylor tradename and property and equipment.

Liquidity and Capital Resources

Our sources of liquidity are cash and cash equivalents, cash flows from operations, if any, borrowings available under the 2018 Revolving Credit Facility (as amended and restated and as defined below) and our ability to access the capital markets, including our Open Market Sale AgreementSM entered into with Jefferies LLC in September 2021 (see Note 8 “Stockholders’ Equity” to the condensed consolidated financial statements in this Quarterly Report for further information). Our primary cash needs are funding working capital requirements, meeting our debt service requirements and capital expenditures for new stores and related leasehold improvements. The most significant components of our working capital are cash and cash equivalents, accounts receivable, inventories, accounts payable and other current liabilities.

Our recent financial results have been, and our future financial results may be, subject to substantial fluctuations, and may be impacted by business conditions and macroeconomic factors as discussed below. While these potential fluctuations of our results introduce inherent uncertainty in our projections of liquidity, based on our current expectations, during the next twelve months from the date these financial statements are issued, we expect to maintain Excess Availability (as defined in the Revolving Credit Facility Agreement) minimally above the required threshold to meet our monthly Excess Availability covenant under our credit facilities and believe that our other sources of liquidity will generate sufficient cash flows to meet our operating obligations during this twelve month period. The foregoing expectation is dependent on a number of factors, including, among others, our ability to generate sufficient cash flow from operations, our ongoing ability to manage our operating obligations, the results of the currently ongoing inventory valuation and potential borrowing restrictions imposed by our lenders based on their credit judgment, which could materially and negatively impact our borrowing capacity, the wind down of the Rebecca Taylor business, as well as macroeconomic factors such as the rising costs and inflationary impacts on our customers, residual effect of the COVID-19 pandemic and the armed conflict between Ukraine and Russia. Any material negative impact from these factors or others could require us to implement alternative plans to satisfy our liquidity needs which may be unsuccessful. In the event that we are unable to timely service our debt, meet other contractual payment obligations or fund our other liquidity needs, we may need to refinance all or a portion of our indebtedness before maturity, seek waivers of or amendments to our contractual obligations for payment, reduce or delay scheduled expansions and capital expenditures, liquidate inventory through additional discounting, sell material assets or operations or seek other financing opportunities.

Operating Activities

	Nine Months Ended
(in thousands)	October 29, 2022	October 30, 2021
Operating activities
Net loss	$(27,394)	$(9,997)
Add (deduct) items not affecting operating cash flows:
Impairment of intangible assets	1,700	—
Impairment of long-lived assets	866	—
Depreciation and amortization	5,828	4,644
Provision for bad debt	149	(48)
Loss on disposal of property and equipment	72	—
Amortization of deferred financing costs	734	562
Deferred income taxes	1,039	1,656
Share-based compensation expense	1,637	1,485
Capitalized PIK Interest	1,917	1,721
Loss on debt extinguishment	—	1,501
Changes in assets and liabilities:
Receivables, net	(301)	(355)
Inventories	(37,913)	(13,810)
Prepaid expenses and other current assets	718	2,056
Accounts payable and accrued expenses	20,954	9,663
Other assets and liabilities	1,108	(3,326)
Net cash used in operating activities	$(28,886)	$(4,248)

Net cash used in operating activities during the nine months ended October 29, 2022 was $28,886, which consisted of a net loss of $27,394, impacted by non-cash items of $13,942 and cash used in working capital of $15,434. Net cash used in working capital primarily resulted from a cash outflow in inventory of $37,913 primarily due to a higher level of current season inventory and replenishment product, as well as higher product costs, partly offset by a cash inflow in accounts payable and accrued expenses of $20,954 primarily due to the timing of payments to vendors.

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

Investing Activities

	Nine Months Ended
(in thousands)	October 29, 2022	October 30, 2021
Investing activities
Payments for capital expenditures	$(2,100)	$(4,124)
Net cash used in investing activities	$(2,100)	$(4,124)

Net cash used in investing activities of $2,100 during the nine months ended October 29, 2022 represents capital expenditures primarily related to the investment in our e-commerce platforms, as well as retail store buildouts, including leasehold improvements and store fixtures.

Net cash used in investing activities of $4,124 during the nine months ended October 30, 2021 represents capital expenditures primarily related to retail store buildouts, including leasehold improvements and store fixtures, as well as the investment in our information technology systems.

Financing Activities

	Nine Months Ended
(in thousands)	October 29, 2022	October 30, 2021
Financing activities
Proceeds from borrowings under the Revolving Credit Facilities	$304,952	$234,445
Repayment of borrowings under the Revolving Credit Facilities	(272,375)	(236,397)
Repayment of borrowings under the Term Loan Facilities	(1,750)	(24,750)
Proceeds from borrowings under the Term Loan Facilities	—	35,000
Proceeds from common stock issuance, net of certain fees	825	—
Tax withholdings related to restricted stock vesting	(210)	(66)
Proceeds from stock option exercises, restricted stock vesting, and issuance of common stock under employee stock purchase plan	58	73
Financing fees	(406)	(2,151)
Net cash provided by financing activities	$31,094	$6,154

Net cash provided by financing activities was $31,094 during the nine months ended October 29, 2022, primarily consisting of $32,577 of net proceeds from borrowings under the 2018 Revolving Credit Facility.

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

Term Loan Credit Facility

On September 7, 2021, Vince, LLC entered into a new term loan credit facility as described below. The proceeds were used to repay in full all outstanding amounts under the $27,500 senior secured term loan facility (the “2018 Term Loan Facility”) pursuant to a credit agreement originally entered into on August 21, 2018 and a portion of the borrowings outstanding under the 2018 Revolving Credit Facility, totaling $25,960, which included interest and a prepayment penalty of $743 (which was included within financing fees on the Condensed Consolidated Statements of Cash Flows). The 2018 Term Loan Facility was terminated and, as a result, the Company recorded expense of $758 related to the write-off of the remaining deferred financing costs.

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

The Term Loan Credit Facility contains a requirement that Vince, LLC will maintain an availability under its 2018 Revolving Credit Facility of the greater of 10% of the commitments thereunder or $9,500. The Term Loan Credit Facility did not permit dividends prior to April 30, 2022, or an earlier date designated by Vince, LLC (the period until such date, the “Accommodation Period”) and now permits them to the extent that no default or event of default is continuing or would result from a contemplated dividend, so long as after giving pro forma effect to the contemplated dividend subtracting any accounts payable amounts that are or are projected to be past due for the following six months, excess availability for such six month period will be at least the greater of 25.0% of the aggregate lending commitments and $15,000. In addition, the Term Loan Credit Facility contains customary representations and warranties, other covenants, and events of default, including but not limited to, limitations on the incurrence of additional indebtedness, liens, burdensome agreements, guarantees, investments, loans, asset sales, mergers, acquisitions, prepayment of other debt, the repurchase of capital stock, transactions with affiliates, and the ability to change the nature of its business or its fiscal year, and distributions and dividends. Furthermore, the Term Loan Credit Facility is subject to a Borrowing Base (as defined in the

Term Loan Credit Agreement) which can, under certain conditions result in the imposition of a reserve under the 2018 Revolving Credit Facility. As of October 29, 2022, the Company was in compliance with applicable covenants.

All obligations under the Term Loan Credit Facility are guaranteed by Vince Intermediate and the Company and any future material domestic restricted subsidiaries of Vince, LLC and secured by a lien on substantially all of the assets of the Company, Vince, LLC and Vince Intermediate and any future material domestic restricted subsidiaries.

On September 30, 2022, Vince, LLC entered into the First Amendment to the Term Loan Credit Agreement (the “TL First Amendment”). The TL First Amendment, among other things, (i) requires more frequent borrowing base reporting and establishes variance reporting in connection with the Rebecca Taylor, Inc. liquidation; (ii) removes the assets (other than intellectual property) of the Rebecca Taylor, Inc. and Parker Holding, LLC companies from the term loan borrowing base; (iii) permits the sale of the intellectual property of the Rebecca Taylor, Inc. and Parker Holding, LLC companies and the Rebecca Taylor, Inc. liquidation; (iv) amends the ABL (as defined in the Term Loan Credit Agreement) excess availability covenant to provide the Company with up to $5,000 of additional potential liquidity through December 28, 2022; and (v) requires prepayment of the Obligations in an amount equal to 100% of the Net Cash Proceeds received from the sale of the intellectual property of the Rebecca Taylor, Inc. and Parker Holding, LLC companies to be applied against the Obligations as outlined in the TL First Amendment. In connection with the TL First Amendment, Vince, LLC agreed to pay the term lenders fees equal to (i) $600 and (ii) if the underlying term loan is not paid in full by January 31, 2023, an additional $850, which is payable upon Payment in Full of the Term Loan Credit Facility.

As a result of the TL First Amendment, the Company incurred a total of $1,525 of financing costs. In accordance with ASC Topic 470, “Debt”, the Company accounted for this amendment as a debt modification and has recorded $75 of the financing costs paid to third parties within selling, general and administrative expenses on the condensed consolidated statements of operations and comprehensive income (loss) for the nine months ended October 29, 2022. The remaining $1,450 of financing costs are recorded as deferred debt issuance costs (which is presented within Long-term debt on the Condensed Consolidated Balance Sheets) which will be amortized over the remaining term of the Term Loan Credit Facility.

Through October 29, 2022, on an inception to date basis, the Company has made repayments of $1,750 on the Term Loan Credit Facility.

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

On September 7, 2021, concurrently with the Term Loan Credit Facility, Vince, LLC entered into an Amended and Restated Credit Agreement (the “A&R Revolving Credit Facility Agreement”) which, among other things, contained amendments to reflect the terms of the Term Loan Credit Facility and extended the maturity of the 2018 Revolving Credit Facility to the earlier of June 8, 2026 and 91 days prior to the maturity of the Term Loan Credit Facility.

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

Concurrently with the TL First Amendment, on September 30, 2022, Vince, LLC entered into the First Amendment to the A&R Revolving Credit Facility Agreement (the “ABL First Amendment”). The ABL First Amendment, among other things, (i) requires more frequent borrowing base reporting and establishes variance reporting in connection with the Rebecca Taylor, Inc. liquidation; (ii) amends the definition of “Availability Reserves” to account for the difference between the aggregate amount of the ABL borrowing base attributable to the assets of the Rebecca Taylor, Inc. and Parker Holding, LLC companies and the amounts received (or anticipated to be received) as net proceeds of asset sales in connection with the Rebecca Taylor, Inc. liquidation; (iii) permits the sale of the intellectual property of the Rebecca Taylor, Inc. and Parker Holding, LLC companies and the Rebecca Taylor, Inc. liquidation; (iv) amends the excess availability covenant to provide the Company with up to $5,000 of additional potential liquidity through December 28, 2022; and (v) removes the assets of the Rebecca Taylor, Inc. and Parker Holding, LLC companies from the borrowing base from and after November 30, 2022. In connection with the ABL First Amendment, Vince, LLC agreed to pay the ABL lenders fees equal to (i) $375 and (ii) if the ABL is not paid in full by December 15, 2022, an additional $125.

As a result of the ABL First Amendment, the Company incurred a total of $611 of financing costs. In accordance with ASC Topic 470, “Debt”, the Company accounted for this amendment as a debt modification and therefore, these financing costs were recorded as deferred debt issuance costs (which is presented within Other assets on the Condensed Consolidated Balance Sheets) which will be amortized over the remaining term of the 2018 Revolving Credit Facility.

As of October 29, 2022, the Company was in compliance with applicable covenants. As of October 29, 2022, $26,809 was available under the 2018 Revolving Credit Facility, net of the Loan Cap, and there were $67,201 of borrowings outstanding and $5,990 of letters of credit outstanding under the 2018 Revolving Credit Facility. The weighted average interest rate for borrowings outstanding under the 2018 Revolving Credit Facility as of October 29, 2022 was 4.8%.

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

SK Financial is an affiliate of Sun Capital Partners, Inc. (“Sun Capital”), whose affiliates own, as of October 29, 2022, approximately 69% of the Company’s common stock. The Third Lien Credit Facility was reviewed and approved by the Special Committee of the Company’s Board of Directors, consisting solely of directors not affiliated with Sun Capital, which committee was represented by independent legal advisors.

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

Concurrently with the TL First Amendment and the ABL First Amendment, on September 30, 2022, Vince, LLC entered into the Second Amendment to the Third Lien Credit Agreement (the “Third Lien Second Amendment”). The Third Lien Second Amendment, among other things, (i) establishes variance reporting in connection with the Rebecca Taylor, Inc. liquidation; and (ii) permits the sale of the intellectual property of the Rebecca Taylor, Inc. and Parker Holding, LLC companies and the Rebecca Taylor, Inc. liquidation.

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

A summary of our critical accounting policies is included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2021 Annual Report on Form 10-K. As of October 29, 2022, there have been no material changes to the critical accounting policies contained therein.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of October 29, 2022.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended October 29, 2022 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our ability to timely service our indebtedness, meet contractual payment obligations and to fund our operations will depend on our ability to generate sufficient cash, either through cash flows from operations, borrowing availability under the Revolving Credit Facility or other financing. While we expect to maintain Excess Availability (as defined in the Revolving Credit Facility Agreement) minimally above the required threshold to meet our monthly Excess Availability covenant and believe that our other sources of liquidity will generate sufficient cash flows to meet our obligations for the next twelve months, the foregoing expectation is dependent on a number of factors, including, among others, our ability to generate sufficient cash flow from operations, our ongoing ability to manage our operating obligations, the results of the currently ongoing inventory valuation and potential borrowing restrictions imposed by our lenders based on their credit judgment, which could materially and negatively impact our borrowing capacity, the wind down of the Rebecca Taylor business, as well as macroeconomic factors such as the rising costs and inflationary impacts on our customers, residual effect of the COVID-19 pandemic and the armed conflict between Ukraine and Russia. In the event that we are unable to timely service our debt, meet other contractual payment obligations or fund our other liquidity needs, we may need to refinance all or a portion of our indebtedness before maturity, seek waivers of or amendments to our contractual obligations for payment, reduce or delay scheduled expansions and capital expenditures, liquidate inventory through additional discounting, sell material assets or operations or seek other financing opportunities. There can be no assurance that these options would be readily available to us and our inability to address our liquidity needs could materially and adversely affect our operations and jeopardize our business, financial condition and results of operations, including defaults under the Term Loan Facility or the Revolving Credit Facility which could result in all amounts outstanding under those credit facilities becoming immediately due and payable.

We may be unable to successfully implement the wind down of the Rebecca Taylor business.

On September 12, 2022, the Company announced its decision to wind down the Rebecca Taylor business. The execution of the wind down is subject to various risks and uncertainties surrounding the actions of customers, vendors and other counterparties, including our ability to negotiate and execute asset liquidation strategies on appropriate terms and to assess and manage financial and legal risks associated with the wind down. As a result, we may not be able to successfully implement the wind down of the Rebecca Taylor business or the cost of the wind down may exceed our expectations. Furthermore, if we are unable to successfully implement the wind down of the Rebecca Taylor business or the cost exceeds our expectations, the Vince business may be adversely impacted.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

10.1

First Amendment to Credit Agreement, dated as of September 30, 2022, by and among Vince, LLC as the borrower, the guarantors named therein, PLC Agent, LLC, as agent, and the other lenders from time to time party thereto

10.2

First Amendment to Amended and Restated Credit Agreement, dated as of September 30, 2022, by and among Vince, LLC as the borrower, the guarantors named therein, Citizens Bank, N.A., as agent, and the other lenders from time to time party thereto

10.3

Second Amendment to Credit Agreement, dated as of September 30, 2022, by and among Vince, LLC as the borrower, SK Financial Services, LLC, as agent, and the other lenders from time to time party thereto

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

Date		Vince Holding Corp.

December 13, 2022	By:	/s/ David Stefko
David Stefko
Executive Vice President, Chief Financial Officer
(as duly authorized officer, principal executive officer and principal financial officer)