Form 10-K
period 2023-01-28
VINCE HOLDING CORP.
filed 2023-04-28
CIK 1579157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 28, 2023

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

(Registrant's telephone number, including area code)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant's Common Stock held by non-affiliates as of July 30, 2022, the last day of the registrant's most recently completed second quarter, was approximately $24.8 million based on a closing price per share of $6.95 as reported on the New York Stock Exchange on July 29, 2022. As of March 31, 2023, there were 12,336,466 shares of the registrant's Common Stock outstanding.

Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the registrant's 2023 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

INTRODUCTORY NOTE

On November 27, 2013, Vince Holding Corp. ("VHC" or the "Company"), previously known as Apparel Holding Corp., closed an initial public offering ("IPO") of its common stock and completed a series of restructuring transactions (the "Restructuring Transactions") through which Kellwood Holding, LLC acquired the non-Vince businesses, which included Kellwood Company, LLC ("Kellwood Company"), from the Company. The Company continues to own and operate the Vince business, which includes Vince, LLC.

Prior to the IPO and the Restructuring Transactions, VHC was a diversified apparel company operating a broad portfolio of fashion brands, which included the Vince business. As a result of the IPO and Restructuring Transactions, the non-Vince businesses were separated from the Vince business, and the stockholders immediately prior to the consummation of the Restructuring Transactions (the "Pre-IPO Stockholders") (through their ownership of Kellwood Holding, LLC) retained the full ownership and control of the non-Vince businesses.

On April 21, 2023, Vince, LLC, the Company's wholly owned indirect subsidiary, entered into an Intellectual Property Asset Purchase Agreement (the "Asset Purchase Agreement"), by and among Vince, LLC, ABG-Viking, LLC ("ABG Vince"), a newly formed indirect subsidiary of Authentic Brands Group, LLC, the Company and ABG Intermediate Holdings 2 LLC, whereby Vince, LLC will sell its intellectual property assets related to the business operated under the VINCE brand to ABG Vince at closing (the "Asset Sale"). The Company expects to close the Asset Sale in May 2023.

For purposes of this Annual Report on Form 10-K (this "Annual Report"), the "Company," "we," and "our," refer to Vince Holding Corp. and our wholly owned subsidiaries, including Vince Intermediate Holding, LLC ("Vince Intermediate") and Vince, LLC. References to "Vince," "Rebecca Taylor" or "Parker" refer only to the referenced brands. References to "Kellwood" refer, as applicable, to Kellwood Holding, LLC and its consolidated subsidiaries (including Kellwood Company, LLC) or the operations of the non-Vince businesses after giving effect to the Restructuring Transactions and prior to the Kellwood Sale.

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report, and any statements incorporated by reference herein, contain forward-looking statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements are indicated by words or phrases such as "may," "will," "should," "believe," "expect," "seek," "anticipate," "intend," "estimate," "plan," "target," "project," "forecast," "envision" and other similar phrases. Although we believe the assumptions and expectations reflected in these forward-looking statements are reasonable, these assumptions and expectations may not prove to be correct and we may not achieve the results or benefits anticipated. These forward-looking statements are not guarantees of actual results, and our actual results may differ materially from those suggested in the forward-looking statements. These forward-looking statements involve a number of risks and uncertainties, some of which are beyond our control, including, without limitation: our ability to close our recently signed intellectual property asset sale to Authentic Brands Group, LLC, our ability to continue having the liquidity necessary to service our debt, meet contractual payment obligations, and fund our operations; our ability to successfully complete the wind down the Rebecca Taylor business; the impact of the novel coronavirus (COVID-19) pandemic on our business, results of operations and liquidity; general economic conditions; our ability to anticipate and/or react to changes in customer demand and attract new customers, including in connection with making inventory commitments; our ability to make lease payments when due; our ability to maintain our larger wholesale partners; the loss of certain of our wholesale partners; our ability to remediate the identified material weakness in our internal control over financial reporting; our ability to comply with domestic and international laws, regulations and orders; our ability to remain competitive in the areas of merchandise quality, price, breadth of selection and customer service; our ability to attract and retain key personnel; seasonal and quarterly variations in our revenue and income; further impairment of our goodwill and indefinite-lived intangible assets; our ability to realize the benefits of our strategic initiatives, including our ability to successfully implement and execute our omni-channel and customer strategies; our ability to expand our product offerings into new product categories; the execution and management of our international expansion, including our ability to promote our brand and merchandise outside the U.S. and find suitable partners in certain geographies; the execution and management of our retail store growth plans; our ability to keep a strong brand image; our ability to protect our trademarks in the U.S. and internationally; our current and future licensing arrangements; our ability to mitigate system security risk issues, such as cyber or malware attacks, as well as other major system failures; our ability to optimize our systems, processes and functions; our ability to comply with privacy-related obligations; our ability to ensure the proper operation of the distribution facilities by third-party logistics providers; fluctuations in the price, availability and quality of raw materials; commodity, raw material and other cost increases; the extent of our foreign sourcing; our reliance on independent manufacturers; other tax matters; and other factors as set forth from time to time in our Securities and Exchange Commission filings, including those described in this Annual Report under the heading "Part I, Item 1A—Risk Factors." We intend these forward-looking statements to speak only as of the date of this Annual Report and do not undertake to update or revise them as more information becomes available, except as required by law.

PART I

ITEM 1. BUSINESS.

Overview

We are a global contemporary retailer, and during fiscal 2022 and fiscal 2021 we consisted of three brands: Vince, Rebecca Taylor, and Parker. We serve our customers through wholesale and direct-to-consumer channels that reinforce our brand images.

We have a select number of wholesale partners who account for a significant portion of our net sales. In fiscal 2022 and fiscal 2021, sales to one wholesale partner, Nordstrom Inc., accounted for more than ten percent of the Company's net sales. These sales represented 16% of fiscal 2022 and 20% of fiscal 2021 net sales, respectively.

We design our products in the U.S. and source the vast majority of our products from contract manufacturers outside the U.S., primarily in Asia.

The Company operates on a fiscal calendar widely used by the retail industry that results in a given fiscal year consisting of a 52 or 53-week period ending on the Saturday closest to January 31.

•
References to "fiscal year 2022" or "fiscal 2022" refer to the fiscal year ended January 28, 2023; and
•
References to "fiscal year 2021" or "fiscal 2021" refer to the fiscal year ended January 29, 2022.

Each of fiscal years 2022 and 2021 consisted of a 52-week period.

Our principal executive office is located at 500 5th Avenue, 20th Floor, New York, New York 10110, and our telephone number is (212) 944-2600. Our corporate website address is www.vince.com.

Recent Development

On April 21, 2023, Vince, LLC, the Company's wholly owned indirect subsidiary, entered into an Intellectual Property Asset Purchase Agreement (the "Asset Purchase Agreement"), by and among Vince, LLC, ABG-Viking, LLC ("ABG Vince"), a newly formed indirect subsidiary of Authentic Brands Group, LLC, the Company and ABG Intermediate Holdings 2 LLC, whereby Vince, LLC will sell its intellectual property assets related to the business operated under the VINCE brand to ABG Vince at closing (the "Asset Sale"). See Note 15 "Subsequent Events" to the Consolidated Financial Statements in this Annual Report for additional information.

The following description of the Company's business is presented on the basis that the closing of the Asset Sale has not yet occurred. The Asset Sale is subject to the satisfaction or waiver of a number of conditions on or prior to the closing. See Part I, Item 1A. Risk Factors — "Risks Related to Our Business and Industry — Our recently signed intellectual property asset sale to Authentic Brands Group, LLC may not close as anticipated" for additional discussion regarding risks to our business associated with the Asset Sale.

COVID-19

The spread of the coronavirus ("COVID-19"), which was declared a pandemic by the World Health Organization in March 2020, remains highly volatile and continues to evolve. In response, we implemented various measures to effectively manage our business as well as the impacts from the COVID-19 pandemic, including (i) serving our customers through our online e-commerce websites during the periods in which we were forced to shut down retail locations or operate with reduced shopping hours, alongside other retailers, including our wholesale partners, in accordance with state and local regulations related to the COVID-19 pandemic; (ii) engaging with our lenders to provide additional liquidity and increased operational flexibility; (iii) temporarily reducing retained employee salaries and suspending board retainer fees; (iv) engaging with our landlords to address the operating environment throughout the COVID-19 pandemic, including amending existing lease terms; and (v) streamlining our expense structure and carefully managing operational initiatives to align with the business environment and sales opportunities.

The unpredictable nature of the COVID-19 pandemic could negatively affect the outcome of the measures intended to address its impact and/or our current expectations of our future business performance. See Part I, Item 1A. Risk Factors — "Risks Related to Our Business and Industry — The COVID-19 pandemic has adversely affected, and may continue to adversely affect, our business, financial condition, cash flow, liquidity and results of operations" for additional discussion regarding risks to our business associated with the COVID-19 pandemic.

Our Brands

Vince

Vince, established in 2002, is a leading global luxury apparel and accessories brand best known for creating elevated yet understated pieces for every day effortless style. Known for its range of luxury products, Vince offers women's and men's ready-to-wear, footwear and accessories through 50 full-price retail stores, 17 outlet stores, its e-commerce site, vince.com, and through its subscription service Vince Unfold, vinceunfold.com, as well as through premium wholesale channels globally.

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

Our wholesale business also includes our licensing business related to our licensing arrangements for our women's and men's footwear line, as well as soft accessories and cold weather goods. The licensed products are sold in our own stores, on our e-commerce website, vince.com, and by our licensee to select wholesale partners. We earn a royalty based on net sales to the wholesale partners.

Our direct-to-consumer business includes our company-operated retail and outlet stores and our e-commerce business. During fiscal 2022, we closed one net retail store. The direct-to-consumer business also includes our e-commerce website, vince.com, and our subscription service, Vince Unfold, vinceunfold.com.

The following table details the number of Vince retail stores we operated for the past two fiscal years:

	Fiscal Year
	2022	2021
Beginning of fiscal year	68	62
Net (closed) opened	(1)	6
End of fiscal year	67	68

Rebecca Taylor

Rebecca Taylor, founded in 1996 in New York City, is a contemporary womenswear line lauded for its signature prints, romantic detailing and vintage inspired aesthetic, reimagined for a modern era. On September 12, 2022, the Company announced its decision to wind down the Rebecca Taylor business. On December 22, 2022, the Company's indirectly wholly owned subsidiary, Rebecca Taylor, Inc., completed the sale of its intellectual property and certain related ancillary assets to RT IPCO, LLC, an affiliate of Ramani Group. See Note 2 "Wind Down of the Rebecca Taylor Business" to the Consolidated Financial Statements in this Annual Report for additional information.

The Rebecca Taylor collection was previously available through retail stores and outlet stores, through its branded e-commerce site and through its subscription service Rebecca Taylor RNTD, as well as through major department and specialty stores in the U.S. and in select international markets. All Rebecca Taylor retail and outlet stores operated by the Company were closed as of January 28, 2023 and the e-commerce site operated by the Company ceased in December 2022.

The following table details the number of Rebecca Taylor retail stores we operated for the past two fiscal years:

	Fiscal Year
	2022	2021
Beginning of fiscal year	18	9
Net (closed) opened	(18)	9
End of fiscal year	—	18

Parker

Parker, founded in 2008 in New York City, is a contemporary women's fashion brand that is trend focused. During the first half of fiscal 2020 the Company decided to pause the creation of new products to focus resources on the operations of the Vince and Rebecca Taylor brands. On February 17, 2023, the Company's indirectly wholly owned subsidiary, Parker Lifestyle, LLC, completed the sale of its intellectual property and certain related ancillary assets to Parker IP Co. LLC, an affiliate of BCI Brands. See Note 15 "Subsequent Events" to the Consolidated Financial Statements in this Annual Report for additional information.

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

	Fiscal Year
(in thousands, except percentages)	2022	% of Total Net Sales	2021	% of Total Net Sales
Vince Wholesale	$169,375	47.4%	$147,817	45.8%
Vince Direct-to-consumer	149,770	41.9%	135,720	42.1%
Rebecca Taylor and Parker	38,297	10.7%	39,146	12.1%
Total net sales	$357,442	100.0%	$322,683	100.0%

Our Vince Wholesale segment is comprised of sales to major department stores and specialty stores in the U.S. and in select international markets. Our Vince Wholesale segment also includes our licensing business related to our licensing arrangements for our women's and men's footwear line, as well as soft accessories and cold weather goods.

Our Vince Direct-to-consumer segment includes our Vince company-operated retail and outlet stores, our Vince e-commerce business and our subscription service, Vince Unfold.

Our Rebecca Taylor and Parker segment consisted of our operations to distribute Rebecca Taylor and Parker brand products to major department and specialty stores in the U.S. and select international markets and directly to the consumer through their own branded e-commerce platforms, our Rebecca Taylor retail and outlet stores and through our subscription service, Rebecca Taylor RNTD.

Unallocated corporate expenses are related to the Vince brand and are comprised of selling, general and administrative expenses attributable to corporate and administrative activities (such as marketing, design, finance, information technology, legal and human resource departments), and other charges that are not directly attributable to the Company's Vince Wholesale and Vince Direct-to-consumer reportable segments.

Products

We believe that our differentiated design aesthetic and strong attention to detail and fit allow us to maintain premium pricing, and that the combination of quality and value positions us as an everyday luxury brand that encourages repeat purchases among our customers. We also believe that we can expand our product assortments and distribute these expanded product assortments through our branded retail locations and our branded e-commerce platforms, as well as through our premier wholesale partners in the U.S. and select international markets.

The Vince women's collection includes seasonal collections of luxurious cashmere sweaters, silk blouses, a leather and suede collection that encompasses all classifications, and jackets, dresses, skirts, pants, t-shirts, footwear, outerwear, and accessories. The Vince men's collection includes cashmere sweaters, woven shirts, core and fashion pants, blazers, outerwear, footwear and accessories.

The Rebecca Taylor collection, prior to the wind down as discussed above, previously included seasonal collections of occasion-forward dresses, suiting, silk blouses, leather and tweed jackets, outerwear, jumpsuits, cotton dresses and blouses, denim, sweaters, pants, skirts and knit and woven tops.

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

Design and Merchandising

Our creative team is focused on developing and implementing the design direction for the Vince brand. Our design efforts are supported by well-established product development and production teams. We believe continued collaboration between design and merchandising will ensure we respond to consumer preferences and market trends with new innovative product offerings while maintaining our core fashion foundation.

Marketing, Advertising and Public Relations

We use marketing, advertising and public relations as critical tools to deliver a consistent and compelling brand message to consumers. The message and marketing strategies of our Vince brand are cultivated by dedicated creative, design, marketing, visual merchandising, and public relations teams. These teams work closely together to develop and execute campaigns that appeal to both our core and aspirational customers.

To execute our marketing strategies, we engage in a wide range of campaign tactics that include traditional media (such as direct mail, print advertising, cooperative advertising with wholesale partners and outdoor advertising), digital media (such as email, search, social, and display) and experiential campaigns (such as events) to drive traffic, brand awareness, conversion and ultimately sales across all channels. Our marketing strategies also include utilizing a customer data platform from which we are able to achieve improved segmentation and personalization for an enhanced customer experience. In addition, we use social platforms such as Instagram and Facebook as we further invest in leveraging micro and macro influencer networks to increase brand awareness, engage customers and create excitement about loyalty towards our Vince brand. The visits to vince.com also provide an opportunity to grow our customer base and communicate directly with our customers both on line and in stores.

See Part I, Item 1A. Risk Factors — "Risks Related to Our Business and Industry — We may be unable to effectively execute our customer strategy."

Our public relations team conducts a wide variety of press activities to reinforce our brand image and create excitement around the Vince brand. Our apparel has appeared in the pages of major fashion magazines such as Vogue, Harper's Bazaar, Elle, InStyle, GQ, Esquire and WSJ. Well-known trend setters in entertainment and fashion are also regularly seen wearing our brand.

Sourcing and Manufacturing

We do not own or operate any manufacturing facilities. We contract for the purchase of finished goods with manufacturers who are responsible for the entire manufacturing process, including the purchase of piece goods and trim. Although we do not have long-term written contracts with manufacturers, we have long-standing relationships with a diverse base of vendors which we believe to be mutually satisfactory. We work with more than 40 manufacturers across 13 countries, with 82% of our products produced in China in fiscal 2022. For cost and control purposes, we contract with select third-party vendors in the U.S. to produce a small portion of our merchandise.

All of our garments are produced according to our specifications, and we require that all of our manufacturers adhere to strict regulatory compliance and standards of conduct. Our vendors' factories are monitored by our production team to ensure quality control, and they are monitored by independent third-party inspectors we employ for compliance with local manufacturing standards and regulations on an annual basis. We also monitor our vendors' manufacturing facilities regularly, providing technical assistance and performing in-line and final audits to ensure the highest possible quality.

Distribution Facilities

As of January 28, 2023, we operated out of three distribution centers, one located in the U.S., one in Hong Kong and one in Belgium.

Our warehouse in the U.S., located in California, is operated by a third-party logistics provider and includes dedicated space to fulfilling orders to support our wholesale partners, retail locations and e-commerce business and utilizes a warehouse management system that is fully customer and vendor compliant.

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

Information Systems

During fiscal 2021, we completed the rollout of a new point of sale ("POS") system for the Vince brand to expand our omni-channel capabilities to promote direct-to-consumer growth and enhance the customer engagement and shopping experience. During fiscal 2022, we completed the implementation of a customer data platform and the front-end re-platforming of our Vince e-commerce website. Our continued strategy includes investing in customer facing technologies to further expand our omni-channel capabilities and to further consolidate systems over time to create operational efficiencies and to achieve a common platform across the Company.

See Part I, Item 1A. Risk Factors — "Risks Related to Our Information Technology and Security — We are continuing to adopt, optimize and improve our information technology systems, processes and functions. If these systems, processes, and functions do not operate successfully, our business, financial condition, results of operations and cash flows could be materially harmed" and Part II, Item 9A. "Controls and Procedures."

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

Human Capital

As of January 28, 2023, we had 599 employees, of which 353 were employed in our company-operated retail stores. Except for 11 employees in France, who are covered by collective bargaining agreements pursuant to French law, none of our employees are currently covered by a collective bargaining agreement and we believe our employee relations are good.

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

Trademarks and Licensing

We own the Vince trademark for the production, marketing, and distribution of our products in the U.S. and internationally. We have registered the trademark domestically and have registrations on file or pending in a number of foreign jurisdictions. We intend to continue to strategically register, both domestically and internationally, trademarks that we use today and those we develop in the future. We license the domain name for our website, vince.com, pursuant to a license agreement. Under this license agreement, we have an exclusive, irrevocable license to use the vince.com domain name without restriction at a nominal annual cost. While we may terminate such license agreement at our discretion, the agreement does not provide for termination by the licensor. We also own unregistered copyright rights in our design marks.

On December 22, 2022, the Company's indirectly wholly owned subsidiary, Rebecca Taylor, Inc., completed the sale of its intellectual property and certain related ancillary assets to RT IPCO, LLC, an affiliate of Ramani Group. See Note 2 "Wind Down of the Rebecca Taylor Business" to the Consolidated Financial Statements in this Annual Report for additional information.

On February 17, 2023, the Company's indirectly wholly owned subsidiary, Parker Lifestyle, LLC, completed the sale of its intellectual property and certain related ancillary assets to Parker IP Co. LLC, an affiliate of BCI Brands. See Note 15 "Subsequent Events" to the Consolidated Financial Statements in this Annual Report for additional information.

On April 21, 2023, Vince, LLC, the Company's wholly owned indirect subsidiary, entered into the Asset Purchase Agreement, by and among Vince, LLC, ABG Vince, a newly formed indirect subsidiary of Authentic Brands Group, LLC, the Company and ABG

Intermediate Holdings 2 LLC, whereby Vince, LLC will sell its intellectual property assets related to the business operated under the VINCE brand to ABG Vince at closing. See Note 15 "Subsequent Events" to the Consolidated Financial Statements in this Annual Report for additional information.

Available Information

We make available free of charge on our website, vince.com, copies of our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and all amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as soon as reasonably practicable after filing such material electronically with, or otherwise furnishing it to, the SEC. The SEC maintains a website at sec.gov that contains reports, proxy and information statements and other information regarding the Company and other companies that electronically file materials with the SEC. The reference to our website address does not constitute incorporation by reference of the information contained on the website, and the information contained on the website is not part of this Annual Report.

ITEM 1A. RISK FACTORS.

The following risk factors should be carefully considered when evaluating our business in addition to the forward-looking statements included elsewhere in this Annual Report. See "Disclosures Regarding Forward-Looking Statements." Any of the following factors could materially adversely affect our business, results of operations and financial condition. Additional risks and uncertainties not currently known to us or that we currently view as immaterial may also materially adversely affect our business, results of operations and financial condition. All amounts disclosed are in thousands except shares, per share amounts, percentages, stores, and number of leases.

On April 21, 2023, Vince, LLC, the Company's wholly owned indirect subsidiary, entered into an Intellectual Property Asset Purchase Agreement (the "Asset Purchase Agreement"), by and among Vince, LLC, ABG-Viking, LLC ("ABG Vince"), a newly formed indirect subsidiary of Authentic Brands Group, LLC, the Company and ABG Intermediate Holdings 2 LLC, whereby Vince, LLC will sell its intellectual property assets related to the business operated under the VINCE brand to ABG Vince at closing (the "Asset Sale"). See Note 15 "Subsequent Events" to the Consolidated Financial Statements in this Annual Report for additional information.

The following description of the Company's risk factors is presented on the basis that the closing of the Asset Sale has not yet occurred. The Asset Sale is subject to the satisfaction or waiver of a number of conditions on or prior to the closing. The Company anticipates to update its risk factors disclosure as appropriate once the closing of the Asset Sale has occurred.

Risks Related to Our Business and Industry

Our recently signed intellectual property asset sale to Authentic Brands Group, LLC may not close as anticipated.

On April 21, 2023, Vince, LLC, the Company's wholly owned indirect subsidiary, entered into an Intellectual Property Asset Purchase Agreement (the "Asset Purchase Agreement"), by and among Vince, LLC, ABG-Viking, LLC ("ABG Vince"), a newly formed indirect subsidiary of Authentic Brands Group, LLC, the Company and ABG Intermediate Holdings 2 LLC, whereby Vince, LLC will sell its intellectual property assets related to the business operated under the VINCE brand to ABG Vince. The Asset Sale is subject to the satisfaction or waiver of a number of conditions on or prior to the closing. See Note 15 "Subsequent Events" to the Consolidated Financial Statements in this Annual Report for additional information on the Asset Sale. No assurance can be provided that the conditions to closing will be satisfied or that the closing of the Asset Sale will occur as anticipated or at all.

If the Asset Sale is consummated, the Company will no longer own the intellectual property assets related to the business operated under the VINCE brand, and will enter into a license arrangement with ABG Vince as described elsewhere in this Annual Report. This will require the Company to modify its existing business model and will significantly alter the risk profile relating to the Company's operations.

Our ability to continue to have the liquidity necessary to service our debt, meet contractual payment obligations and fund our operations depends on many factors, including our ability to generate sufficient cash flow from operations, maintain adequate availability under our 2018 Revolving Credit Facility or obtain other financing.

Our ability to timely service our indebtedness, meet contractual payment obligations and to fund our operations will depend on our ability to generate sufficient cash, either through cash flows from operations, borrowing availability under the 2018 Revolving Credit Facility (as defined below) or other financing. While we expect to maintain Excess Availability (as defined in the 2018 Revolving Credit Facility Agreement) minimally above the required threshold to meet our monthly Excess Availability covenant and believe that our other sources of liquidity will generate sufficient cash flows to meet our obligations for the next twelve months, the foregoing expectation is dependent on a number of factors, including, among others, our ability to generate sufficient cash flow from operations, our ongoing ability to manage our operating obligations, the results of any future inventory valuations and the potential borrowing restrictions imposed by our lenders based on their credit judgment, which could materially and negatively impact our borrowing capacity, the wind down of the Rebecca Taylor business, as well as macroeconomic factors such as the rising costs and inflationary impacts on our customers, residual effect of the COVID-19 pandemic and the armed conflict between Ukraine and Russia. In the event that we are unable to timely service our debt, meet other contractual payment obligations or fund our other liquidity needs, we may need to refinance all or a portion of our indebtedness before maturity, seek waivers of or amendments to our contractual obligations for payment, reduce or delay scheduled expansions and capital expenditures, liquidate inventory through additional discounting, sell material assets or operations or seek other financing opportunities. There can be no assurance that these options would be readily available to us and our inability to address our liquidity needs could materially and adversely affect our operations and jeopardize our business, financial condition and results of operations, including defaults under the Term Loan Facility (as defined below) or the 2018 Revolving Credit Facility which could result in all amounts outstanding under those credit facilities becoming immediately due and payable.

Our operations are restricted by our credit facilities.

In August 2018, we entered into an $80,000 senior secured revolving credit facility (the "2018 Revolving Credit Facility") and a $27,500 senior secured term loan facility (the "2018 Term Loan Facility"). In November 2019, in connection with the Acquisition, we increased the aggregate commitments under the 2018 Revolving Credit Facility to $100,000 by exercising the accordion feature thereunder. The Acquired Businesses became guarantors under the 2018 Revolving Credit Facility and the 2018 Term Loan Facility and jointly and severally liable for the obligations thereunder. In addition, in December 2020, we entered into a $20,000 subordinated credit facility (the "Third Lien Credit Facility"). In September 2021, we entered into a new $35,000 senior secured term loan facility (the "Term Loan Facility"), the proceeds of which were used to repay in full all outstanding amounts under, and terminate, the 2018 Term Loan Facility. The Acquired Businesses are guarantors under the Term Loan Facility.

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

We may be unable to successfully complete the wind down of the Rebecca Taylor business.

On September 12, 2022, the Company announced its decision to wind down the Rebecca Taylor business. The execution of the wind down is subject to various remaining risks and uncertainties surrounding the actions of customers, vendors and other counterparties, including legal risks associated with the wind down. As a result, we may not be able to successfully complete the wind down of the Rebecca Taylor business or the overall cost of the wind down may exceed our expectations. Furthermore, if we are unable to successfully complete the wind down of the Rebecca Taylor business or the cost exceeds our expectations, the Vince business may be adversely impacted.

The COVID-19 pandemic has adversely affected, and may continue to adversely affect, our business, financial condition, cash flow, liquidity, and results of operations.

To date, we have taken various measures in response to the spread of the novel coronavirus ("COVID-19"), which was declared a pandemic by the World Health Organization in March 2020. However, the COVID-19 pandemic remains highly volatile and continues to evolve. The negative impact of COVID-19 on our operations has included the following, among others:

•
our ability to successfully execute our long-term growth strategy during these uncertain times;
•
supply chain disruptions resulting from closed factories, reduced workforces and higher labor costs, scarcity of and increased prices for raw materials, scrutiny or embargoing of goods produced in infected areas, disruptions in the global transportation network, such as temporary port closures, and higher freight costs;
•
declines in the level of consumer purchases of discretionary items and luxury retail products, including our products, caused by lower disposable income levels, increased unemployment, inflation, or other factors beyond our control;

•
the build-up of excess inventory as a result of store closures and/or lower consumer demand, including those resulting from potential changes in consumer traffic and shopping preferences;
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

There can be no assurance that measures we have taken to respond to the COVID-19 pandemic will prove successful or that we will be able to take effective measures against future outbreaks. These and other impacts of COVID-19 may continue to adversely affect the Company's business, financial condition, cash flow, liquidity and results of operations.

General economic conditions in the U.S. and other parts of the world, including a weakening of the economy and restricted credit markets, can affect consumer confidence and consumer spending patterns.

The success of our operations depends on consumer spending. Consumer spending is impacted by a number of factors, including actual and perceived economic conditions affecting disposable consumer income, customer traffic within shopping and selling environments, business conditions, interest rates and availability of credit and tax rates in the general economy and in the international, regional and local markets in which our products are sold, including those resulting from inflation and other macroeconomic pressures in the United States and the global economy (including rising interest rates, fears of recession and continued market volatility and instability in the banking sector), health epidemics or pandemics (including the COVID-19 pandemic), and catastrophic events, such as war (including the armed conflict between Ukraine and Russia and the related governmental and non-governmental global responses to such conflict), terrorist attacks, civil unrest, and other acts of violence. A worsening of the economy may negatively affect consumer and wholesale purchases of our products and could have a material adverse effect on our business, results of operations and financial conditions.

If we are unable to accurately forecast customer demand for our products, our results of operations could be materially impacted.

We stock our stores, and provide inventory to our wholesale partners, based on our or their estimates of future demand for particular products. Our inventory management and planning team determines the number of pieces of each product that we will order from our manufacturers based upon past sales of similar products, sales trend information and anticipated demand at our suggested retail prices. Our ability to accurately forecast demand for our products could be affected by many factors, including an increase or decrease in demand for our products or for products of our competitors, product introductions by competitors, unanticipated changes in general market conditions such as those caused by the COVID-19 pandemic and the armed conflict between Ukraine and Russia, and weakening of economic conditions or consumer confidence in future economic conditions. We cannot guarantee that we will be able to match supply with demand in all cases in the future, whether as a result of the COVID-19 pandemic, our inability to produce sufficient levels of desirable product or our failure to forecast demand accurately. If we fail to accurately forecast customer demand, we may experience excess inventory levels or a shortage of products. Inventory levels in excess of customer demand may result in inventory write-downs or write-offs and the sale of excess inventory at discounted prices, which would negatively impact our gross margin, as was the case in fiscal 2022. Conversely, if we underestimate customer demand for our products, our manufacturers may not be able to deliver products to meet our requirements, and this could harm our business. There can be no assurance that we will be able to successfully manage our inventory at a level appropriate for future customer demand.

We are subject to risks associated with leasing retail and office space, are historically subject to long-term non-cancelable leases and are required to make substantial lease payments under our operating leases, and any failure to make these lease payments when due would likely harm our business, profitability and results of operations.

We do not own any of our stores or our offices, including our New York, Los Angeles or Paris offices and showroom spaces, but instead lease all of such space under operating leases. Although a majority of our leases are subject to shorter terms as a result of the implementation of our strategy to pursue shorter lease terms, we still have some leases with initial terms of 10 years, and generally can be extended only for one additional 5-year term. Substantially all of our leases require a fixed annual rent, and most require the payment of additional rent if store sales exceed a negotiated amount. Most of our leases are "net" leases, which require us to pay the cost of insurance, taxes, maintenance, and utilities, and we generally cannot cancel these leases solely at our option. Additionally, certain of our leases allow the lessor to terminate the lease if we do not achieve a specified gross sales threshold. We cannot assure you that we will be able to achieve these required thresholds and in the event we are not able to do so, we may be forced to find an alternative store location and may not be successful in doing so. Any loss of our store locations due to underperformance may harm our results of operations, stock price and reputation.

Payments under these leases account for a significant portion of our selling, general and administrative expenses. For example, as of January 28, 2023, we were a party to 77 operating leases associated with our retail stores and our office and showroom spaces requiring future minimum lease payments of $26,072 in the aggregate through fiscal 2023 and $86,851 thereafter. Any new retail stores leased by us under operating leases will further increase our operating lease expenses, and some of those stores may require significant capital expenditures. We depend on cash flows from operations to pay our lease expenses and to fulfill our other cash needs. If our business does not generate sufficient cash flow from operating activities, and sufficient funds are not otherwise available to us from borrowings under our credit facilities or from other sources, we may not be able to service our operating lease expenses, grow our business, respond to competitive challenges or fund our other liquidity and capital needs, which would harm our business. In addition, we may remain obligated under the applicable lease for, among other things, payment of the base rent for the remaining lease term, even after the space is exited or otherwise closed (such as our temporary store closures resulting from the COVID-19 pandemic). Such costs and obligations related to the early or temporary closure of our stores or termination of our leases could have a material adverse effect on our business, results of operations, and financial condition.

If an existing or future store is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease including, among others, paying the base rent for the balance of the lease term if we cannot negotiate a mutually acceptable termination payment. In addition, as our leases expire, we may fail to negotiate renewals, either on commercially acceptable terms or at all, or to find a suitable alternative location, which could cause us to close stores in desirable locations or in the case of office leases, incur costs in relocating our office space. In fiscal 2023, sixteen (16) of our existing store leases will expire.

A substantial portion of our revenue is derived from a small number of large wholesale partners, and the loss of any of these wholesale partners could substantially reduce our total revenue.

We historically had and continue to have a small number of wholesale partners who account for a significant portion of our net sales. Our consolidated net sales to the full-price, off-price and e-commerce operations of our largest wholesale partner comprised 16% of our total revenue for fiscal 2022. We do not have formal written agreements with any of our wholesale partners and purchases generally occur on an order-by-order basis. A decision by any of our major wholesale partners, whether motivated by marketing strategy, competitive conditions, financial difficulties or otherwise, to significantly decrease the amount of merchandise purchased from us or our licensing partners, or to change their manner of doing business with us or our licensing partners, could substantially reduce our revenue and have a material adverse effect on our profitability. Furthermore, due to the concentration of and/or ownership changes in our wholesale partner base, our results of operations could be adversely affected if any of these wholesale partners fails to satisfy its payment obligations to us when due or no longer takes part in the distribution arrangements. These changes could also decrease our opportunities in the market and decrease our negotiating strength with our wholesale partners. Furthermore, our wholesale partners have been significantly impacted by the COVID-19 pandemic, along with other wholesalers, and may become unable to continue business with us as they had pre-pandemic. These factors could have a material adverse effect on our business, financial condition, and operating results.

We have identified a material weakness in our internal control over financial reporting that could, if not remediated, result in material misstatements in our financial statements.

In fiscal 2022 a material weakness continued to exist relating to our internal control over financial reporting which was previously identified in fiscal 2016. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of an entity's financial statements will not be prevented or detected on a timely basis. As further described in Part II, Item 9A in this Annual Report, the material weakness will not be remediated until all necessary internal controls have been implemented, tested and determined to be operating effectively. In addition, we may need to take additional measures to address such material weakness or modify the planned remediation steps, and we cannot be certain that the measures we have taken, and expect to take, to improve our internal controls will be sufficient to address the issues identified, to ensure that our internal controls are effective or to ensure that the identified material weakness will not result in a material misstatement of our consolidated financial statements. Moreover, although no additional material weakness was identified in fiscal 2022, other material weaknesses or deficiencies may develop or be identified in the future. If we are unable to correct material weaknesses or deficiencies in internal controls in a timely manner, our ability to record, process, summarize and report financial information accurately and within the time periods specified in the rules and forms of the SEC, will be adversely affected. This failure could negatively affect the market price and trading liquidity of our common stock, cause investors to lose confidence in our reported financial information, subject us to civil and criminal investigations and penalties, and otherwise materially and adversely impact our business and financial condition.

For so long as we remain a "non-accelerated filer" under the rules of the SEC, our independent registered public accounting firm is not required to deliver an annual attestation report on the effectiveness of our internal control over financial reporting. We will cease to be a non-accelerated filer if either (i) the aggregate market value of our outstanding common stock held by non-affiliates as of the last business day of our most recently completed second fiscal quarter (our "public float") is $75,000 or more and our annual revenues for the most recently completed fiscal year are $100,000 or more or (ii) our public float is $700,000 or more, in which case we would become subject to the requirement for an annual attestation report by our independent registered public accounting firm on the effectiveness of our internal control over financial reporting.

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

Competition, along with such other factors as consolidation within the retail industry and changes in consumer spending patterns, could also result in significant pricing pressure and cause the sales environment to be more promotional, as it has been in recent years, impacting our financial results. For instance, we operated through a highly promotional sales environment during fiscal 2022 which had a negative impact on our operating results. If promotional pressure remains intense, either through actions of our competitors or through customer expectations, this may cause a further reduction in our sales and gross margins and could have a material adverse effect on our business, financial condition and operating results.

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

In accordance with Financial Accounting Standards Board ASC Topic 350 Intangibles-Goodwill and Other ("ASC 350"), goodwill and other indefinite-lived intangible assets are tested for impairment at least annually during the fourth fiscal quarter and in an interim period if a triggering event occurs. Determining the fair value of goodwill and indefinite-lived intangible assets is judgmental in nature and requires the use of significant estimates and assumptions, including projected revenues, EBITDA margins, long-term growth rates, working capital, discount rates and future market conditions, among others. We base our estimates on assumptions we believe to be reasonable, but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates. During the second quarter of fiscal 2022, the Company recorded $1,700 of impairment charges relating to the Rebecca Taylor tradename. During the first quarter of fiscal 2020, the Company recorded $13,848 of impairment charges relating to goodwill and the tradename intangible assets due to the impact of the COVID-19 pandemic. It is possible that our current estimates of future operating results could change adversely and impact the evaluation of the recoverability of the remaining carrying value of goodwill and intangible assets and that the effect of such changes could be material. There can be no assurances that we will not be required to record further charges in our financial statements, which would negatively impact our results of operations during the period in which any impairment of our goodwill or intangible assets is determined.

We may not be able to realize the benefits of our strategic initiatives.

Our business growth depends on the successful execution of our strategic initiatives for our brands. The success of our strategic initiatives depends on a number of factors, including our ability to position our retail and e-commerce businesses for further strategic growth, particularly through omni-channel initiatives, the effectiveness of our wholesale expansion efforts, our ability to properly identify appropriate future growth opportunities, and other macroeconomic impacts on our business, including the impact of the COVID-19 pandemic and armed conflict between Ukraine and Russia. Moreover, as we continue to navigate through the COVID-19 pandemic, some or all of the strategic initiatives currently contemplated may become infeasible or impractical in the post-pandemic operating environment. There can be no assurance that the strategic initiatives would produce intended positive results and if we are unable to realize the benefits of the strategic initiatives, our financial conditions, results of operations and cash flows could be materially and adversely affected.

We may be unable to successfully implement and optimize our omni-channel strategy.

One of our strategic priorities is to expand our omni-channel capabilities to promote direct-to-consumer growth and enhance customer engagement and shopping experience. Our omni-channel efforts include the integration and implementation of new technology, software, and processes that will further digital integration and customer personalization across our store and digital shopping channels, all of which has involved and will continue to involve significant investments, operational changes and employee resources. These efforts involve risks such as implementation delays, unexpected costs, technology interruptions, supply and distribution difficulties, and other issues that can affect the successful implementation and operation of our omni-channel initiatives. In fiscal 2021, we completed the rollout of a new POS system for the Vince brand. In fiscal 2022, we completed the implementation of a customer data platform and the front-end re-platforming of our Vince e-commerce website. Our continued strategy includes investing in customer facing technologies to further expand our omni-channel capabilities and to further consolidate systems over time to create operational efficiencies and to achieve a common platform across the Company. As we continue to adopt and implement these initiatives, including by investing in customer facing technologies to further expand our omni-channel capabilities and to further consolidate systems over time to create operational efficiencies, it is unclear whether we will be able to realize the expected return on our investment in these initiatives. If our omni-channel initiatives are not successful, our financial condition, results of operations and ability for future growth could be materially and adversely affected.

We may be unable to effectively execute our customer strategy.

Another of our strategic priorities is to utilize a customer data platform and marketing strategy from which we will be able to drive customer initiatives underpinned by data and technology, creating improved segmentation and personalization for an enhanced customer experience both domestically and internationally. This will require significant investment in technology and infrastructure, as well as an increased reliance on leveraging micro and macro influencer networks to increase brand awareness and loyalty through social media and the digital dissemination of advertising campaigns. We must keep up to date with other competitive technology trends, including the use of innovative technology, creative and attractive user interfaces, and other e-commerce marketing tools such as paid search and mobile applications, among others, which may increase our costs as well as our exposure to legal and reputational liability for online content, but may not succeed in increasing sales or attracting new customers. Any failure on our part to effectively execute on our strategy to enhance our customers' experience and realize the expected return on our investment in these initiatives could negatively affect sales as well as the reputation of our brands, which could adversely impact our growth and profitability.

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

We face risks with respect to our strategy to expand internationally, including our efforts to further expand our business in Canada, select European countries, Asia, including China, and the Middle East through company-operated locations, wholesale arrangements as well as with international partners. Our current operations are based largely in the U.S., with international wholesale sales representing approximately 8% of net sales for fiscal 2022. Therefore, we have a limited number of customers and experience in operating outside of the U.S. We also do not have extensive experience with regulatory environments and market practices outside of the U.S. and cannot guarantee that we will be able to penetrate or successfully operate in any market outside of the U.S. Many of these markets also have different operational characteristics, including employment and labor regulations, transportation, logistics, real estate (including lease terms) and local reporting or legal requirements, particularly in light of the COVID-19 pandemic, and the impact on the international markets remains unclear.

In fiscal 2021, we commenced a strategy to expand our international retail and e-commerce presence in China and a select list of neighboring countries in Asia via a joint venture arrangement. We are in the initial stages of establishing this relationship and there can be no guarantee that it will be successful. Further, we may face counterparty and/or operational risks as this joint venture arrangement makes us susceptible to the actions of our third-party partner. Our joint venture partner may have views that differ or conflict with ours, such as the timing of new store openings and the pricing of our products, or our partner may become bankrupt, which may as a practical matter subject us to our partner's liabilities in connection with the joint venture. Although we have sought and generally will seek to maintain sufficient control of any investment to permit our objectives to be achieved, we might not be able to take certain actions without the approval of our partners. Reliance on joint venture relationships and our partners exposes us to increased risk that our joint ventures will not be successful and will result in competitive harm to our brand image that could cause our expansion efforts, profitability and results of operations to suffer.

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

As part of our strategy to increase focus on our direct-to-consumer business, we continue to seek retail opportunities in targeted streets or malls with desirable size and adjacencies, typically near luxury retailers that we believe are consistent with our key customers' demographics and shopping preferences, and seek to negotiate more favorable leases including shorter terms. The success of this strategy depends on a number of factors, including the identification of suitable markets and sites, negotiation of acceptable lease terms while securing those favorable locations, including desired term, rent and tenant improvement allowances, and if entering a new market, the timely achievement of brand awareness and proper evaluation of the market particularly for locations with shorter term, affinity and purchase intent in that market, as well as our business condition in funding the opening and operations of stores. Furthermore, we may not be able to maintain the successful operation of our retail stores if the areas around our existing retail locations undergo changes that result in reductions in customer foot traffic or otherwise render the locations unsuitable, such as economic downturns in the area, changes in demographics and customer preferences, and the closing or decline in popularity of adjacent stores.

As of January 28, 2023, we operated 67 stores, including 49 company-operated Vince full-price stores and 17 company-operated Vince outlet stores throughout the United States and one company-operated Vince full price store in the United Kingdom. During fiscal 2020, our retail stores were temporarily closed due to the COVID-19 pandemic and related restrictions and we engaged in discussions with landlords to address the impact of the pandemic. There is no assurance that such closures and the need to engage in additional discussions with landlords will not recur in the future. In addition, following the reopening of our stores, we experienced reduced customer foot-traffic at our stores as compared to before the COVID-19 pandemic, which negatively affected our business and financial results. Although we plan to continue evaluating our store base consistent with the current operating environment, there can be no assurance that our strategies will effectively address the various prolonged impacts of the COVID-19 pandemic, resulting in a material adverse effect on our business and financial results.

During fiscal 2022 and 2020, we recorded non-cash asset impairment charges of $1,880 and $13,026, respectively, within Impairment of long-lived assets on the Consolidated Statements of Operations and Comprehensive Income (Loss) related to the impairment of property and equipment and operating lease right-of-use assets of certain retail stores with carrying values that were determined not to be recoverable and exceeded their fair value. We may in the future record further impairments of these assets.

Our business depends on a strong brand image, and if we are not able to maintain or enhance our brand, particularly in new markets where we have limited brand recognition, we may be unable to sell sufficient quantities of our merchandise, which would harm our business and cause our results of operations to suffer.

We believe that maintaining and enhancing our brand is critical to maintaining and expanding our customer base. Maintaining and enhancing our brand may require us to make substantial investments in areas such as visual merchandising, marketing and advertising, employee training and store operations. Further, our ability to maintain and enhance our brand depends in part on our ability to adapt to a rapidly changing media environment, including our efforts to be more interactive and inclusive on social media, to have a positive impact on both our brand value and reputation. There is also increased focus on corporate responsibility matters and if we do not, or are perceived not to, act responsibly with respect to our practices and initiatives, our reputation could be damaged. Certain of our competitors in the fashion industry have faced adverse publicity surrounding the quality, attributes and performance of their products or company culture. Our brand may similarly be adversely affected if our public image or reputation is tarnished by failing to maintain high standards for consistent merchandise quality and corporate integrity. Any negative publicity about these types of concerns, which could be amplified by social media, may reduce demand for our merchandise. Customer sentiment could also be shaped by our partnerships with artists, influencers and other public figures. Maintaining and enhancing our brand will depend largely on our ability to be a leading global contemporary apparel and accessories brand and to continue to provide high quality products. Moreover, we anticipate that, as our business expands into new markets and further penetrates existing markets, and as the markets in which we operate become increasingly competitive, maintaining and enhancing our brand may become increasingly difficult and expensive. If we are unable to maintain or enhance our brand image, our results of operations may suffer and our business may be harmed.

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

We currently have product licensing agreements for Vince women's footwear and men's footwear and women's and men's soft accessories and cold weather goods. Our partners may fail to fulfill their obligations under these agreements and the risks applicable to the businesses of our partners may be different than the risks applicable to our business, including risks associated with each such partner's ability to obtain capital, exercise operational and financial control over its business, manage its labor relations, maintain relationships with suppliers and customers and manage credit and bankruptcy risks, which may be exacerbated by the impact of COVID-19 and the armed conflict between Ukraine and Russia. Any failure of our licensing arrangements may result in loss of revenue and competitive harm to our operations in regions or product categories where we have entered into such licensing arrangements. In addition, we license our Vince website domain name from a third-party, renewing on an annual basis. Although the licensor has no termination rights under the domain license agreement, any failure by the licensor to perform its obligations thereunder could materially and adversely impact our operations of our website and our e-commerce business.

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

We continue to optimize and improve our information technology environment. For example, in fiscal 2022, we completed the implementation of a customer data platform and the front-end re-platforming of our Vince e-commerce website and in fiscal 2021, we completed the roll-out of a new POS system for the Vince brand. We plan to progress these strategies, including investing in customer facing technologies to further expand our omni-channel capabilities and to further consolidate systems over time to create operational efficiencies and to achieve a common platform across the Company. If we fail in our efforts to continue adopting, optimizing and improving these systems, processes and functions as currently planned, we could incur further disruptions to our business and operations, including lost e-commerce sales, a negative mobile experience for our customers, deficiencies or weaknesses in our internal controls, as well as additional costs to replace those systems and functions.

Failure to comply with privacy‑related obligations, including privacy laws and regulations in the U.S. and internationally as well as other legal obligations, could materially adversely affect our business.

A variety of laws and regulations, in the U.S. and internationally, govern the collection, use, retention, sharing, transfer and security of personally identifiable information and data, including the European Union's General Data Protection Regulation ("GDPR"), which became effective during fiscal 2018, the California Consumer Privacy Act of 2018 ("CCPA"), which became effective on January 1, 2020 and the California Privacy Rights Act of 2020 ("CPRA"), which became effective January 1, 2023. Since the enactment of the CCPA and CPRA, data security laws have been proposed in more than half of the U.S. states and in the U.S. Congress, reflecting a trend toward more stringent privacy legislation in the U.S. Additionally, the Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws as imposing standards for the online collection, use, dissemination, and security of data. It is possible that these laws, rules and regulations, which evolve frequently and may be inconsistent from one jurisdiction to another, could be interpreted to conflict with our practices. In addition to the costs of compliance with and other burdens imposed by privacy and data security laws and regulations, any failure or perceived failure by us or any third parties with whom we do business to comply with these laws, rules and regulations, or with other obligations to which we may be or become subject, may result in actions against us by governmental entities, private claims and litigation, fines, penalties or other liabilities. Any such action would be expensive to defend, could damage our reputation and could adversely affect our business and operating results.

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

In fiscal 2022 we worked with more than 40 manufacturers across 13 countries, with 82% of our products produced in China throughout fiscal 2022. A manufacturing contractor's failure to ship products to us in a timely manner or to meet the required quality standards could cause us to miss the delivery date requirements of our customers for those items. The failure to make timely deliveries may cause customers to cancel orders, refuse to accept deliveries or demand reduced prices, any of which could have a material adverse effect on us. As a result of the magnitude of our foreign sourcing, our business is subject to the following risks:

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
•
currency exchange rates;
•
imposition of increased duties, taxes, tariffs and other charges on imports;
•
increases in the costs of fuel, travel and transportation, both related and unrelated to the COVID-19 pandemic and the armed conflict between Ukraine and Russia, and demand for freight services at a time of reduced ocean freight capacity;

•
disease epidemics and health-related concerns, including the COVID-19 pandemic, which could result in travel restrictions, closed factories, reduced workforces and higher labor costs, scarcity of and increased prices for raw materials and scrutiny or embargoing of goods produced in infected areas;
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

We generally do not have long-term written agreements with any independent manufacturers. As a result, any single manufacturing contractor could unilaterally terminate its relationship with us at any time. Our top five manufacturers accounted for the production of approximately 55% of our finished products during fiscal 2022. Supply disruptions from these manufacturers (or any of our other manufacturers) could have a material adverse effect on our ability to meet customer demands if we are unable to source suitable replacement materials at acceptable prices or at all. Moreover, alternative manufacturers, if available, may not be able to provide us with products or services of a comparable quality, at an acceptable price or on a timely basis. We may also, from time to time, make a decision to enter into a relationship with a new manufacturer. Identifying a suitable supplier is an involved process that requires us to become satisfied with their quality control, responsiveness and service, financial stability and labor and other responsible and/or ethical business practices. There can be no assurance that there will not be a disruption in the supply of our products from independent manufacturers or that any new manufacturer will be successful in producing our products in a manner we expected. During fiscal 2017, certain manufacturers demanded accelerated payment terms or prepayments as a condition to delivering finished goods to us, which required us to take various steps to address those requests to avoid disruptions in product deliveries and to return to normal terms. There can be no assurance that such demands would not recur in the future.

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

Risks Related to Our Structure and Ownership

We are a "controlled company," controlled by investment funds advised by affiliates of Sun Capital, whose interests in our business may be different from yours.

Affiliates of Sun Capital owned approximately 69% of our outstanding common stock as of March 31, 2023. As such, affiliates of Sun Capital will, for the foreseeable future, have significant influence over our reporting and corporate management and affairs, and will be able to control virtually all matters requiring stockholder approval. For so long as affiliates of Sun Capital own 30% or more of our outstanding shares of common stock, Sun Cardinal, LLC, an affiliate of Sun Capital, will have the right to designate a majority of our board of directors.

Affiliates of Sun Capital control actions to be taken by us, our board of directors and our stockholders, including amendments to our amended and restated certificate of incorporation and amended and restated bylaws and approval of significant corporate transactions, including mergers and sales of substantially all of our assets. The directors designated by affiliates of Sun Capital have the authority, subject to the terms of our indebtedness and the rules and regulations of the New York Stock Exchange (the "NYSE"), to issue additional stock, implement stock repurchase programs, declare dividends and make other decisions. Our amended and restated certificate of incorporation provides that the doctrine of "corporate opportunity" does not apply to Sun Capital or its affiliates, or any of our directors who are associates of, or affiliated with, Sun Capital, in a manner that would prohibit them from investing in competing businesses or doing business with our partners or customers. It is possible that the interests of Sun Capital and its affiliates may in some circumstances conflict with our interests and the interests of our other stockholders, including you. For example, Sun Capital may have different tax positions from other stockholders, which could influence their decisions regarding whether and when we should dispose of assets and whether and when we should incur new or refinance existing indebtedness.

We are a "smaller reporting company" and intend to avail ourselves of reduced disclosure requirements applicable to smaller reporting companies, which could make our common stock less attractive to investors.

We are a "smaller reporting company," as defined in the Exchange Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "smaller reporting companies," including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We intend to take advantage of these reporting exemptions until we are no longer a "smaller reporting company." We will remain a "smaller reporting company" until the aggregate market value of our outstanding common stock held by non-affiliates as of the last business day of our most recently completed second fiscal quarter is $250,000 or more and annual revenue as of our most recently completed fiscal year is $100,000 or more, or the aggregate market value of our outstanding common stock held by non-affiliates as of the last business day of our most recently completed second fiscal quarter is $700,000 or more, regardless of annual revenue.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

The following table sets forth the location, use and size of our significant corporate facilities and showrooms as of January 28, 2023, all of which are leased under various agreements expiring at various times through fiscal 2034, subject to renewal options.

Location	Use	Approximate Square Footage
New York, NY	Corporate Office	37,113
Los Angeles, CA	Vince Design Studio	28,541
Paris, France	Vince Showroom	4,209

As of January 28, 2023, we leased 160,449 gross square feet related to our 67 company-operated Vince retail stores. Although our more recent leases are subject to shorter terms as a result of the implementation of our strategy to pursue shorter lease terms, some of our leases have initial terms of 10 years, and in some instances, can be extended for an additional term. Substantially all of our leases require a fixed annual rent, and most require the payment of additional rent if store sales exceed a negotiated amount. Most of our leases are "net" leases, which require us to pay all of the cost of insurance, taxes, maintenance, and utilities. Although we generally cannot cancel these leases at our option, certain of our leases allow us, and in some cases, the lessor, to terminate the lease if we do not achieve a specified gross sales threshold.

The following store list shows the location, opening date, type, and size of our company-operated retail locations as of January 28, 2023:

Vince Locations	State	Opening Date	Type	Gross Square Feet	Selling Square Feet
Washington St. (New York)	NY	February 3, 2009	Street	1,850	1,150
Prince St. (Nolita - New York)	NY	July 25, 2009	Street	2,002	1,356
Geary Street (San Francisco)	CA	October 15, 2009	Street	1,895	1,408
East Oak Street (Chicago)	IL	October 1, 2010	Street	2,590	1,371
Madison Ave. (New York)	NY	August 3, 2012	Street	3,503	1,928
Westport (Westport)	CT	March 28, 2013	Street	1,801	1,344
Greenwich (Greenwich)	CT	July 19, 2013	Street	2,463	1,724
Mercer St. (Soho - New York)	NY	August 22, 2013	Street	4,500	3,080
Columbus Ave. (Upper West Side - New York)	NY	December 18, 2013	Street	4,465	3,126
Newbury St. (Boston)	MA	May 24, 2014	Street	4,124	3,100
Walnut St. (Philadelphia)	PA	August 4, 2014	Street	3,250	2,000
Abbot Kinney (Los Angeles)	CA	September 26, 2015	Street	1,990	1,815
Melrose (West Hollywood)	CA	October 15, 2017	Street	1,932	1,554
Draycott (London, United Kingdom)		September 18, 2019	Street	1,582	1,087
Fifth Ave. (New York)	NY	September 20, 2019	Street	2,820	1,948
East Hampton (East Hampton)	NY	February 6, 2021	Street	1,830	1,290
Knox Street (Dallas)	TX	September 17, 2021	Street	1,802	1,280
Total Street (17)				44,399	30,561
Malibu County Mart (Malibu)	CA	August 9, 2009	Lifestyle Center	1,298	1,070
Town Center at Boca Raton (Boca Raton)	FL	October 13, 2009	Mall	1,498	1,150
The Westchester (White Plains)	NY	November 6, 2009	Mall	2,486	1,775
Phipps Plaza (Atlanta)	GA	April 16, 2010	Mall	1,643	1,356
Stanford Shopping Center (Palo Alto)	CA	September 17, 2010	Lifestyle Center	2,028	1,391
Bellevue Square (Bellevue)	WA	November 5, 2010	Mall	1,460	1,113
Fashion Island (Newport Beach)	CA	May 20, 2011	Lifestyle Center	1,656	1,242
Chestnut Hill (Chestnut Hill)	MA	July 25, 2014	Lifestyle Center	2,357	1,886
Merrick Park (Coral Gables)	FL	April 30, 2015	Lifestyle Center	2,022	1,482
DC City Center (Washington)	DC	April 30, 2015	Lifestyle Center	3,202	2,562
Scottsdale Quarter (Scottsdale)	AZ	May 15, 2015	Lifestyle Center	2,753	2,200
River Oaks (Houston)	TX	October 1, 2015	Lifestyle Center	2,998	2,398
Forum Shops (Las Vegas)	NV	April 1, 2016	Mall	3,220	2,576
Tyson's Galleria (McLean)	VA	April 29, 2016	Mall	2,668	2,134
The Grove (Los Angeles)	CA	May 23, 2016	Lifestyle Center	2,717	2,174
Somerset Collection (Troy)	MI	May 27, 2016	Mall	2,000	1,533
King of Prussia (King of Prussia)	PA	August 18, 2016	Mall	3,107	2,202
Fashion Valley (San Diego)	CA	August 25, 2016	Lifestyle Center	2,817	2,254
Hawaii (Honolulu)	HI	May 25, 2017	Mall	1,828	1,371
Short Hills (Short Hills)	NJ	March 29, 2018	Mall	1,450	1,290
El Paseo Village (Palm Desert)	CA	April 26, 2018	Lifestyle Center	2,615	2,002
Waterside Shops (Naples)	FL	May 24, 2018	Mall	1,723	1,315
The Domain (Austin)	TX	June 28, 2018	Mall	1,719	1,375
Palisades Village (Pacific Palisades)	CA	October 4, 2018	Lifestyle Center	2,953	2,525

Vince Locations	State	Opening Date	Type	Gross Square Feet	Selling Square Feet
The Gardens Mall (Palm Beach Gardens)	FL	October 19, 2018	Mall	2,360	2,025
Aventura Mall (Aventura)	FL	April 5, 2019	Mall	1,873	1,280
Santana Row (San Jose)	CA	August 8, 2019	Lifestyle Center	2,295	1,517
The Shops at Riverside (Hackensack)	NJ	February 27, 2020	Mall	2,816	2,253
Southpark (Charlotte)	NC	May 21, 2021	Mall	1,630	1,040
Roosevelt Field (Garden City)	NY	August 6, 2021	Mall	1,678	1,214
Cherry Creek (Denver)	CO	August 20, 2021	Lifestyle Center	2,032	1,512
Pentagon City (Arlington)	VA	September 3, 2021	Mall	1,937	1,359
Boston Seaport (Boston)	MA	May 13, 2022	Lifestyle Center	1,820	1,386
Total Mall and Lifestyle Centers (33)				72,659	55,962
Total Full-Price (50)				117,058	86,523
Cabazon Premium (Cabazon)	CA	November 11, 2011	Outlet	3,250	2,000
Riverhead (Riverhead)	NY	November 30, 2012	Outlet	2,500	2,000
Fashion Outlets of Chicago (Rosemont)	IL	August 1, 2013	Outlet	3,485	2,599
Seattle Premium (Tulalip)	WA	August 30, 2013	Outlet	2,214	1,550
Las Vegas (Las Vegas)	NV	October 3, 2013	Outlet	2,028	1,420
San Marcos (San Marcos)	TX	October 10, 2014	Outlet	2,433	1,703
Carlsbad Premium (Carlsbad)	CA	October 24, 2014	Outlet	2,453	1,717
Wrentham Village Premium (Wrentham)	MA	September 29, 2014	Outlet	2,000	1,400
Camarillo Premium (Camarillo)	CA	February 1, 2015	Outlet	3,001	2,101
San Francisco Premium (Livermore)	CA	August 13, 2015	Outlet	2,485	1,753
Chicago Premium (Aurora)	IL	August 27, 2015	Outlet	2,300	1,840
Woodbury Commons (Central Valley)	NY	November 6, 2015	Outlet	2,289	1,831
Sawgrass Mills (Sunrise)	FL	December 4, 2015	Outlet	2,539	1,771
Orlando Vineland Premium (Orlando)	FL	November 24, 2020	Outlet	2,914	2,302
Leesburg (Leesburg)	VA	June 11, 2021	Outlet	2,626	2,042
Clarksburg (Clarksburg)	MD	June 18, 2021	Outlet	1,840	1,385
Houston Premium (Cypress)	TX	July 16, 2021	Outlet	3,034	2,203
Total Outlets (17)				43,391	31,617
Total Vince Stores (67)				160,449	118,140

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock trades on the New York Stock Exchange under the symbol "VNCE".

Record Holders

As of March 31, 2023, there were 3 holders of record of our common stock.

Dividends

We have never paid cash dividends on our common stock. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business, and we do not anticipate paying any cash dividends in the foreseeable future. In addition, because we are a holding company, our ability to pay dividends depends on our receipt of cash distributions from our subsidiaries. The terms of our indebtedness substantially restrict the ability to pay dividends. See "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Financing Activities" of this Annual Report for a description of the related restrictions.

Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, restrictions contained in current and future financing instruments and other factors that our board of directors deems relevant.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any shares of common stock during the three months ended January 28, 2023.

Unregistered Sales of Equity Securities

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our fiscal year ends on the Saturday closest to January 31. Fiscal years 2022 and 2021 ended on January 28, 2023 ("fiscal 2022") and January 29, 2022 ("fiscal 2021"), respectively. Fiscal 2022 and fiscal 2021 each consisted of 52 weeks. The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report. All amounts disclosed are in thousands except store counts, share and per share data and percentages.

This discussion contains forward-looking statements involving risks, uncertainties and assumptions that could cause our results to differ materially from expectations. For a discussion of the risks facing our business, see "Part I, Item 1A—Risk Factors" included in this Annual Report.

COVID-19

The spread of COVID-19, which was declared a pandemic by the World Health Organization in March 2020, remains highly volatile and continues to evolve. In response, we implemented various measures to effectively manage our business as well as the impacts from the COVID-19 pandemic, including (i) serving our customers through our online e-commerce websites during the periods in which we were forced to shut down retail locations or operate with reduced shopping hours, alongside other retailers, including our wholesale partners, in accordance with state and local regulations related to the COVID-19 pandemic; (ii) engaging with our lenders to provide additional liquidity and increased operational flexibility; (iii) temporarily reducing retained employee salaries and suspending board retainer fees; (iv) engaging with our landlords to address the operating environment throughout the COVID-19 pandemic, including amending existing lease terms; and (v) streamlining our expense structure and carefully managing operational initiatives to align with the business environment and sales opportunities.

The unpredictable nature of the COVID-19 pandemic could negatively affect the outcome of the measures intended to address its impact and/or our current expectations of our future business performance. See Part I, Item 1A. Risk Factors — "Risks Related to Our Business and Industry — The COVID-19 pandemic has adversely affected, and may continue to adversely affect, our business, financial condition, cash flow, liquidity and results of operations" for additional discussion regarding risks to our business associated with the COVID-19 pandemic.

Executive Overview

We are a global contemporary retailer, and during fiscal 2022 and fiscal 2021 we consisted of three brands: Vince, Rebecca Taylor and Parker.

Vince, established in 2002, is a leading global luxury apparel and accessories brand best known for creating elevated yet understated pieces for every day effortless style. Known for its range of luxury products, Vince offers women's and men's ready-to-wear, footwear and accessories through 50 full-price retail stores, 17 outlet stores, its e-commerce site, vince.com, and through its subscription service Vince Unfold, vinceunfold.com, as well as through premium wholesale channels globally.

Rebecca Taylor, founded in 1996 in New York City, is a contemporary womenswear line lauded for its signature prints, romantic detailing and vintage inspired aesthetic, reimagined for a modern era. On September 12, 2022, the Company announced its decision to wind down the Rebecca Taylor business. On December 22, 2022, the Company's indirectly wholly owned subsidiary, Rebecca Taylor, Inc., completed the sale of its intellectual property and certain related ancillary assets to RT IPCO, LLC, an affiliate of Ramani Group. See Note 2 "Wind Down of the Rebecca Taylor Business" to the Consolidated Financial Statements in this Annual Report for additional information. The Rebecca Taylor collection was previously available through retail stores and outlet stores, through its branded e-commerce site and through its subscription service Rebecca Taylor RNTD, as well as through major department and specialty stores in the U.S. and in select international markets. All Rebecca Taylor retail and outlet stores operated by the Company were closed as of January 28, 2023 and the e-commerce site operated by the Company ceased in December 2022.

Parker, founded in 2008 in New York City, is a contemporary women's fashion brand that is trend focused. During the first half of fiscal 2020 the Company decided to pause the creation of new products to focus resources on the operations of the Vince and Rebecca Taylor brands. On February 17, 2023, the Company's indirectly wholly owned subsidiary, Parker Lifestyle, LLC, completed the sale of its intellectual property and certain related ancillary assets to Parker IP Co. LLC, an affiliate of BCI Brands. See Note 15 "Subsequent Events" to the Consolidated Financial Statements in this Annual Report for additional information. The Parker collection was previously available through major department stores and specialty stores worldwide as well as through its e-commerce website.

On April 21, 2023, the Company entered into a strategic partnership ("Authentic Transaction") with Authentic Brands Group, LLC ("Authentic"), a global brand development, marketing and entertainment platform, whereby the Company will contribute its intellectual property to a newly formed Authentic subsidiary ("ABG Vince") for a total consideration of $76,500 in cash and a 25% membership interest in ABG Vince. Through the agreement, Authentic will own the majority stake of 75% membership interest in ABG Vince. The Cash Consideration generated by the Asset Sale (as defined below) is expected to be used to prepay in full Vince, LLC's existing Term Loan Credit Facility (as defined below) and to repay a portion of the outstanding borrowings under Vince, LLC's 2018 Revolving Credit Facility (as defined below). The Company expects to close the Asset Sale in May 2023. Concurrent with the Authentic Transaction, Vince, LLC entered into the certain Consent and Second Amendment to Amended and Restated Credit Agreement (the "Second Amendment to ABL Credit Agreement") to adjust the initial commitment level commensurate with the expected net proceeds after transaction related fees and the expected debt pay down, and to revise the maturity date to June 30, 2024, among other things, which will be effective upon the closing of the Asset Sale. See Note 15 "Subsequent Events" to the Consolidated Financial Statements in this Annual Report for additional information.

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

Fiscal 2022 Compared to Fiscal 2021

The following table presents, for the periods indicated, our operating results as a percentage of net sales as well as earnings (loss) per share data:

	Fiscal Year
	2022		2021		Variances
		% of Net		% of Net
(in thousands, except per share data and percentages)	Amount	Sales	Amount	Sales	Amount	Percent
Statements of Operations:
Net sales	$357,442	100.0%	$322,683	100.0%	$34,759	10.8%
Cost of products sold	219,472	61.4%	176,113	54.6%	43,359	24.6%
Gross profit	137,970	38.6%	146,570	45.4%	(8,600)	(5.9)%
Impairment of intangible assets	1,700	0.5%	—	0.0%	1,700	*
Impairment of long-lived assets	1,880	0.5%	—	0.0%	1,880	*
Gain on sale of intangible assets	(1,620)	(0.5)%	—	0.0%	(1,620)	*
Selling, general and administrative expenses	161,432	45.2%	146,087	45.3%	15,345	10.5%
(Loss) income from operations	(25,422)	(7.1)%	483	0.1%	(25,905)	*
Interest expense, net	9,887	2.8%	8,606	2.7%	1,281	14.9%
Loss before income taxes	(35,309)	(9.9)%	(8,123)	(2.5)%	(27,186)	334.7%
Provision for income taxes	3,037	0.8%	4,581	1.4%	(1,544)	(33.7)%
Net loss	$(38,346)	(10.7)%	$(12,704)	(3.9)%	$(25,642)	201.8%
Loss per share:
Basic loss per share	$(3.14)		$(1.07)
Diluted loss per share	$(3.14)		$(1.07)

(*) Not meaningful

Net sales for fiscal 2022 were $357,442, increasing $34,759, or 10.8%, versus $322,683 for fiscal 2021.

Gross profit decreased $8,600, or 5.9%, to $137,970 in fiscal 2022 from $146,570 in fiscal 2021. As a percentage of sales, gross margin was 38.6%, compared with 45.4% in the prior year. The total gross margin rate decrease was primarily driven by the following factors:

•
The unfavorable impact from an increase in promotional activity in the Direct-to-consumer segment which contributed negatively by approximately 440 basis points;
•
The unfavorable impact of year-over-year adjustments to inventory reserves contributed negatively by approximately 320 basis points;
•
The unfavorable impact from inventory write-downs and other liquidation efforts as a result of the wind down of the Rebecca Taylor business contributed negatively by approximately 270 basis points; which were partly offset by
•
The favorable impact from lower freight costs which contributed positively by approximately 200 basis points; and
•
The favorable impact of leveraging our distribution and other overhead costs contributed positively by approximately 140 basis points.

Impairment of intangible assets for fiscal 2022 was $1,700 related to the impairment of the Rebecca Taylor tradename. See Note 3 "Goodwill and Intangible Assets" to the Consolidated Financial Statements in this Annual Report for further information. There was no impairment of intangible assets taken in fiscal 2021.

Impairment of long-lived assets for fiscal 2022 was $1,880 related to the impairment of property and equipment for certain Vince and Rebecca Taylor retail locations. There was no impairment of long-lived assets taken in fiscal 2021.

Gain on sale of intangible assets for fiscal 2022 was $1,620 related to the sale of the Rebecca Taylor intellectual property and certain related ancillary assets in fiscal 2022. See Note 2 "Wind Down of the Rebecca Taylor Business" to the Consolidated Financial Statements in this Annual Report for additional information.

Selling, general and administrative ("SG&A") expenses for fiscal 2022 were $161,432, increasing $15,345, or 10.5%, versus $146,087 for fiscal 2021. SG&A expenses as a percentage of sales were 45.2% and 45.3% for fiscal 2022 and fiscal 2021, respectively. The change in SG&A expenses compared to the prior year period was primarily due to:

•
$7,727 of net costs associated with the wind down of the Rebecca Taylor business (see Note 2 "Wind Down of Rebecca Taylor Business" to the Consolidated Financial Statements in this Annual Report for a detailed listing);
•
$7,342 of increased compensation and benefits, partly due to lower expense in the prior year associated with our retail store associates as a result of the impact of COVID-19;
•
$1,336 of increased banking and transaction fees as a result of increased sales; partly offset by
•
$2,513 of decreased rent expense primarily due to lease modifications effective in the third quarter of fiscal 2022, as well as higher rent expense in the prior year driven by the repayment of rent deferrals associated with COVID-19; and
•
$948 of decreased marketing and advertising costs, primarily due to a decline in marketing for the Rebecca Taylor brand.

Interest expense, net increased $1,281, or 14.9%, to $9,887 in fiscal 2022 from $8,606 in fiscal 2021 primarily due to higher interest rates, which was partly offset by a $758 write-off of deferred financing costs and a $743 prepayment penalty, both associated with the termination of the 2018 Term Loan Facility during fiscal 2021.

Provision for income taxes for fiscal 2022 was $3,037 as compared to $4,581 for fiscal 2021. Our effective tax rate for fiscal 2022 and fiscal 2021 was (8.6)% and (56.4)%, respectively. The effective tax rate for fiscal 2022 differed from the U.S. statutory rate of 21% primarily due to the increase in deferred tax liabilities attributable to indefinite-lived goodwill and intangible assets, as well as state and foreign taxes partially offset by the impact of valuation allowance established against additional deferred tax assets. The effective tax rate for fiscal 2021 differed from the U.S. statutory rate of 21% primarily due to the increase in deferred tax liabilities attributable to indefinite-lived goodwill and intangible assets and the impact of the valuation allowance established against additional deferred tax assets. See Note 11 "Income Taxes" to the Consolidated Financial Statements in this Annual Report for further information.

Performance by Segment

The Company has identified three reportable segments as further described below:

•
Vince Wholesale segment—consists of the Company's operations to distribute Vince brand products to major department stores and specialty stores in the United States and select international markets;
•
Vince Direct-to-consumer segment—consists of the Company's operations to distribute Vince brand products directly to the consumer through its Vince branded full-price specialty retail stores, outlet stores, and e-commerce platform, and its subscription service Vince Unfold; and
•
Rebecca Taylor and Parker segment—consisted of the Company's operations to distribute Rebecca Taylor and Parker brand products to major department stores and specialty stores in the U.S. and select international markets, directly to the consumer through their own branded e-commerce platforms and Rebecca Taylor retail and outlet stores, and through its subscription service Rebecca Taylor RNTD.

On September 12, 2022, the Company announced its decision to wind down the Rebecca Taylor business. On December 22, 2022, the Company's indirectly wholly owned subsidiary, Rebecca Taylor, Inc., completed the sale of its intellectual property and certain related ancillary assets to RT IPCO, LLC, an affiliate of Ramani Group. See Note 2 "Wind Down of Rebecca Taylor Business" to the Consolidated Financial Statements in this Annual Report for further information. Substantially all Rebecca Taylor inventory was liquidated as of January 28, 2023. Additionally, all Rebecca Taylor retail and outlet stores operated by the Company were closed as of January 28, 2023 and the e-commerce site operated by the Company ceased in December 2022.

On February 17, 2023, the Company's indirectly wholly owned subsidiary, Parker Lifestyle, LLC, completed the sale of its intellectual property and certain related ancillary assets to Parker IP Co. LLC, an affiliate of BCI Brands. See Note 15 "Subsequent Events" to the Consolidated Financial Statements in this Annual Report for additional information.

Unallocated corporate expenses are related to the Vince brand and are comprised of SG&A expenses attributable to corporate and administrative activities (such as marketing, design, finance, information technology, legal and human resource departments), and other charges that are not directly attributable to the Company's Vince Wholesale and Vince Direct-to-consumer reportable segments.

	Fiscal Year
(in thousands)	2022	2021
Net Sales:
Vince Wholesale	$169,375	$147,817
Vince Direct-to-consumer	149,770	135,720
Rebecca Taylor and Parker	38,297	39,146
Total net sales	$357,442	$322,683

Income (loss) from operations:
Vince Wholesale	$43,592	$45,839
Vince Direct-to-consumer	2,397	10,873
Rebecca Taylor and Parker	(21,255)	(9,213)
Subtotal	24,734	47,499
Unallocated corporate	(50,156)	(47,016)
Total (loss) income from operations	$(25,422)	$483

Vince Wholesale

	Fiscal Year
(in thousands)	2022	2021	$ Change
Net sales	$169,375	$147,817	$21,558
Income from operations	43,592	45,839	(2,247)

Net sales from our Vince Wholesale segment increased $21,558, or 14.6%, to $169,375 in fiscal 2022 from $147,817 in fiscal 2021, primarily due to higher full-price shipments as the prior year was impacted by COVID-19, as well as an increase in off-price shipments.

Income from operations from our Vince Wholesale segment decreased $2,247, or 4.9%, to $43,592 in fiscal 2022 from $45,839 in fiscal 2021 primarily due to a decline in gross margin and increased SG&A expenses, partly offset by higher sales as noted above.

Vince Direct-to-consumer

	Fiscal Year
(in thousands)	2022	2021	$ Change
Net sales	$149,770	$135,720	$14,050
Income from operations	2,397	10,873	(8,476)

Net sales from our Vince Direct-to-consumer segment increased $14,050, or 10.4%, to $149,770 in fiscal 2022 from $135,720 in fiscal 2021. Comparable sales increased $12,258, or 9.5%, including e-commerce, primarily due to an increase in store traffic as the prior year reflected the impact from COVID-19. Non-comparable sales contributed $1,792 of sales growth, which includes new stores that have not completed 13 full fiscal months of operations and Vince Unfold. Since the end of fiscal 2021, one net store has closed, bringing our total retail store count to 67 (consisting of 50 full price stores and 17 outlet stores) as of January 28, 2023, compared to 68 (consisting of 50 full price stores and 18 outlet stores) as of January 29, 2022.

Our Vince Direct-to-consumer segment had income from operations of $2,397 in fiscal 2022 compared to income from operations of $10,873 in fiscal 2021. The change was primarily driven by an increase in SG&A expenses driven by staffing costs as the prior year was impacted by COVID-19, as well as investments in our customer facing technologies to further expand our omni-channel capabilities and increased investments in our e-commerce platforms. Additionally, fiscal 2022 includes $1,014 of impairment charges related to the impairment of property and equipment associated with certain Vince retail locations.

Rebecca Taylor and Parker

	Fiscal Year
(in thousands)	2022	2021	$ Change
Net sales	$38,297	$39,146	$(849)
Loss from operations	(21,255)	(9,213)	(12,042)

Net sales from our Rebecca Taylor and Parker segment decreased $849, or 2.2%, to $38,297 in fiscal 2022 from $39,146 in fiscal 2021 primarily due to (a) a $5,957 decrease in wholesale sales primarily driven by lower full-price shipments, which was partly offset by (b) a $5,108 increase in the direct-to-consumer channels primarily due to increased store traffic, as well as new stores.

Loss from operations from our Rebecca Taylor and Parker segment increased $12,042, or 130.7%, to $21,255 in fiscal 2022 from $9,213, in fiscal 2021. The increase was primarily driven by costs associated with the wind down of the Rebecca Taylor business (see Note 2 "Wind Down of Rebecca Taylor Business" to the Consolidated Financial Statements in this Annual Report for a detailed listing), as well as $2,566 of impairment charges related to the impairment of the Rebecca Taylor tradename and property and equipment.

Liquidity and Capital Resources

Our sources of liquidity are cash and cash equivalents, cash flows from operations, if any, borrowings available under the 2018 Revolving Credit Facility (as amended and restated and as defined below) and our ability to access the capital markets, including our Open Market Sale AgreementSM entered into with Jefferies LLC in September 2021 (see Note 9 "Stockholders' Equity" to the Consolidated Financial Statements in this Annual Report for further information). Our primary cash needs are funding working capital requirements, meeting our debt service requirements and capital expenditures for new stores and related leasehold improvements. The most significant components of our working capital are cash and cash equivalents, accounts receivable, inventories, accounts payable and other current liabilities.

Our recent financial results have been, and our future financial results may be, subject to substantial fluctuations, and may be impacted by business conditions and macroeconomic factors as discussed below. While these potential fluctuations of our results introduce inherent uncertainty in our projections of liquidity, based on our current expectations, during the next twelve months from the date these financial statements are issued, we expect to maintain Excess Availability (as defined in the Revolving Credit Facility Agreement) minimally above the required threshold to meet our monthly Excess Availability covenant under our credit facilities and believe that our other sources of liquidity will generate sufficient cash flows to meet our operating obligations during this twelve month period. The foregoing expectation is dependent on a number of factors, including, among others, our ability to generate sufficient cash flow from operations, our ongoing ability to manage our operating obligations, the results of any future inventory valuations and potential borrowing restrictions imposed by our lenders based on their credit judgment, which could materially and negatively impact our borrowing capacity, the wind down of the Rebecca Taylor business, as well as macroeconomic factors such as the rising costs and inflationary impacts on our customers, residual effect of the COVID-19 pandemic and the armed conflict between Ukraine and Russia. Any material negative impact from these factors or others could require us to implement alternative plans to satisfy our liquidity needs which may be unsuccessful. In the event that we are unable to timely service our debt, meet other contractual payment obligations or fund our other liquidity needs, we may need to refinance all or a portion of our indebtedness before maturity, seek waivers of or amendments to our contractual obligations for payment, reduce or delay scheduled expansions and capital expenditures, liquidate inventory through additional discounting, sell material assets or operations or seek other financing opportunities.

Upon closing of the Authentic Transaction, and the consummation of the amendments in the Second Amendment to ABL Credit Agreement, as discussed above within "Executive Overview", the Company expects to strengthen its overall liquidity position and increase its working capital by prepaying in full the outstanding borrowings under Vince, LLC's Term Loan Credit Facility and to repay a portion of the outstanding borrowings under Vince, LLC's 2018 Revolving Credit Facility.

Operating Activities

	Fiscal Year
(in thousands)	2022	2021
Operating activities
Net loss	$(38,346)	$(12,704)
Add (deduct) items not affecting operating cash flows:
Impairment of intangible assets	1,700	—
Impairment of long-lived assets	1,880	—
Depreciation and amortization	8,334	6,496
Provision for bad debt	424	(273)
Gain on sale of intangible assets	(1,620)	—
Loss on disposal of property and equipment	121	12
Amortization of deferred financing costs	1,267	788
Deferred income taxes	2,866	4,380
Share-based compensation expense	2,095	2,076
Capitalized PIK Interest	2,869	2,339
Loss on debt extinguishment	—	1,501
Changes in assets and liabilities:
Receivables, net	8,787	2,202
Inventories	(11,462)	(10,341)
Prepaid expenses and other current assets	1,198	2,677
Accounts payable and accrued expenses	2,704	6,024
Other assets and liabilities	(2,078)	(5,398)
Net cash used in operating activities	$(19,261)	$(221)
Net cash used in operating activities during fiscal 2022 was $19,261, which consisted of a net loss of $38,346, impacted by non-cash items of $19,936 and cash used by working capital of $851. Net cash used by working capital resulted from a cash outflow in inventory of $11,462 primarily due to the increase of carry-over pre-fall and fall assortments as well as a higher investment in replenishment products, and higher product costs, partly offset by a cash inflow in receivables, net of $8,787 primarily due to the timing of collections.

Net cash used in operating activities during fiscal 2021 was $221 which consisted of a net loss of $12,704, impacted by non-cash items of $17,319 and cash used by working capital of $4,836. Net cash used by working capital resulted from a cash outflow in inventory of $10,341 primarily due to the timing of receipts and reduced inventory purchases in the prior year, partly offset by a cash inflow in accounts payable and accrued expenses of $6,024 primarily due to the timing of payments to vendors.

Investing Activities

	Fiscal Year
(in thousands)	2022	2021
Investing activities
Payments for capital expenditures	$(2,782)	$(5,055)
Proceeds from sale of intangible assets	4,250	—
Net cash provided by (used in) investing activities	$1,468	$(5,055)

Net cash provided by investing activities of $1,468 during fiscal 2022 represents the proceeds received from the sale of intangible assets (see Note 2 "Wind Down of Rebecca Taylor Business" to the Consolidated Financial Statements in this Annual Report for further information), partly offset by capital expenditures primarily related to the investment in our e-commerce platforms, as well as retail store buildouts, including leasehold improvements and store fixtures.

Net cash used in investing activities of $5,055 during fiscal 2021 represents capital expenditures primarily related to retail store buildouts, including leasehold improvements and store fixtures, as well as the investment in our information technology systems.

Financing Activities

	Fiscal Year
(in thousands)	2022	2021
Financing activities
Proceeds from borrowings under the Revolving Credit Facilities	$402,652	$331,489
Repayment of borrowings under the Revolving Credit Facilities	(378,778)	(337,264)
Repayment of borrowings under the Term Loan Facilities	(5,622)	(24,750)
Proceeds from borrowings under the Term Loan Facilities	—	35,000
Proceeds from common stock issuance, net of certain fees	825	150
Tax withholdings related to restricted stock vesting	(213)	(69)
Proceeds from stock option exercises, restricted stock vesting, and issuance of common stock under employee stock purchase plan	75	114
Financing fees	(1,128)	(2,156)
Net cash provided by financing activities	$17,811	$2,514

Net cash provided by financing activities was $17,811 during fiscal 2022, primarily consisting of $23,874 of net proceeds from borrowings under the 2018 Revolving Credit Facility, partly offset by the repayment of $5,622 of borrowings under the Term Loan Credit Facility.

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

Term Loan Credit Facility

On September 7, 2021, Vince, LLC entered into a new term loan credit facility as described below. The proceeds were used to repay in full all outstanding amounts under the $27,500 senior secured term loan facility (the "2018 Term Loan Facility") pursuant to a credit agreement originally entered into on August 21, 2018 and a portion of the borrowings outstanding under the 2018 Revolving Credit Facility, totaling $25,960, which included interest and a prepayment penalty of $743 (which was included within financing fees on the Consolidated Statements of Cash Flows). The 2018 Term Loan Facility was terminated and, as a result, the Company recorded expense of $758 related to the write-off of the remaining deferred financing costs.

Vince, LLC entered into a new $35,000 senior secured term loan credit facility (the "Term Loan Credit Facility") pursuant to a Credit Agreement (the "Term Loan Credit Agreement") by and among Vince, LLC, as the borrower, the guarantors named therein, PLC Agent, LLC, as administrative agent and collateral agent, and the other lenders from time to time party thereto. Vince Holding Corp. and Vince Intermediate Holding, LLC ("Vince Intermediate") are guarantors under the Term Loan Credit Facility. The Term Loan Credit Facility matures on the earlier of September 7, 2026 and 91 days after the maturity date of the 2018 Revolving Credit Facility (as defined below).

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

The Term Loan Credit Facility contains a requirement that Vince, LLC will maintain an availability under its 2018 Revolving Credit Facility of the greater of 10% of the commitments thereunder or $9,500. The Term Loan Credit Facility did not permit dividends prior to April 30, 2022, or an earlier date designated by Vince, LLC (the period until such date, the "Accommodation Period") and now permits them to the extent that no default or event of default is continuing or would result from a contemplated dividend, so long as after giving pro forma effect to the contemplated dividend subtracting any accounts payable amounts that are or are projected to be past due for the following six months, excess availability for such six month period will be at least the greater of 25.0% of the aggregate lending commitments and $15,000. In addition, the Term Loan Credit Facility contains customary representations and warranties, other covenants, and events of default, including but not limited to, limitations on the incurrence of additional indebtedness, liens, burdensome agreements, guarantees, investments, loans, asset sales, mergers, acquisitions, prepayment of other debt, the repurchase of capital stock, transactions with affiliates, and the ability to change the nature of its business or its fiscal year, and distributions and dividends. Furthermore, the Term Loan Credit Facility is subject to a Borrowing Base (as defined in the

Term Loan Credit Agreement) which can, under certain conditions result in the imposition of a reserve under the 2018 Revolving Credit Facility. As of January 28, 2023, the Company was in compliance with applicable covenants.

All obligations under the Term Loan Credit Facility are guaranteed by Vince Intermediate and the Company and any future material domestic restricted subsidiaries of Vince, LLC and secured by a lien on substantially all of the assets of the Company, Vince, LLC and Vince Intermediate and any future material domestic restricted subsidiaries.

On September 30, 2022, Vince, LLC entered into the First Amendment to the Term Loan Credit Agreement (the "TL First Amendment"). The TL First Amendment, among other things, (i) requires more frequent borrowing base reporting and establishes variance reporting in connection with the Rebecca Taylor, Inc. liquidation; (ii) removes the assets (other than intellectual property) of the Rebecca Taylor, Inc. and Parker Holding, LLC companies from the term loan borrowing base; (iii) permits the sale of the intellectual property of the Rebecca Taylor, Inc. and Parker Holding, LLC companies and the Rebecca Taylor, Inc. liquidation; (iv) amends the ABL (as defined in the Term Loan Credit Agreement) excess availability covenant to provide the Company with up to $5,000 of additional potential liquidity through December 28, 2022; and (v) requires prepayment of the Obligations in an amount equal to 100% of the Net Cash Proceeds received from the sale of the intellectual property of the Rebecca Taylor, Inc. and Parker Holding, LLC companies to be applied against the Obligations as outlined in the TL First Amendment. On December 22, 2022, the Company's indirectly wholly owned subsidiary, Rebecca Taylor, Inc., completed the sale of its intellectual property and certain related ancillary assets and net cash proceeds of $2,997 were used to repay a portion of the Term Loan Credit Facility. See Note 2 "Wind Down of Rebecca Taylor Business" to the Consolidated Financial Statements in this Annual Report for further information.

In connection with the TL First Amendment, Vince, LLC agreed to pay the term lenders fees equal to (i) $600 and (ii) if the underlying term loan is not paid in full by January 31, 2023, an additional $850, which is payable upon Payment in Full of the Term Loan Credit Facility.

As a result of the TL First Amendment, the Company incurred a total of $1,525 of financing costs. In accordance with ASC Topic 470, "Debt", the Company accounted for this amendment as a debt modification and has recorded $75 of the financing costs paid to third parties within selling, general and administrative expenses on the Consolidated Statements of Operations and Comprehensive Income (Loss) in fiscal 2022. The remaining $1,450 of financing costs are recorded as deferred debt issuance costs (which is presented within Long-term debt on the Consolidated Balance Sheets) which will be amortized over the remaining term of the Term Loan Credit Facility.

Through January 28, 2023, on an inception to date basis, the Company has made any repayments of $5,622 on the Term Loan Credit Facility.

2018 Revolving Credit Facility

On August 21, 2018, Vince, LLC entered into an $80,000 senior secured revolving credit facility (the "2018 Revolving Credit Facility") pursuant to a credit agreement by and among Vince, LLC, as the borrower, VHC and Vince Intermediate, as guarantors, Citizens Bank, N.A. ("Citizens"), as administrative agent and collateral agent, and the other lenders from time to time party thereto. The 2018 Revolving Credit Facility provides for a revolving line of credit of up to $80,000, subject to a Loan Cap, which is the lesser of (i) the Borrowing Base as defined in the credit agreement for the 2018 Revolving Credit Facility and (ii) the aggregate commitments, as well as a letter of credit sublimit of $25,000. It also provides for an increase in aggregate commitments of up to $20,000.

Interest is payable on the loans under the 2018 Revolving Credit Facility at either the LIBOR or the Base Rate, in each case, with applicable margins subject to a pricing grid based on an average daily excess availability calculation. The "Base Rate" means, for any day, a fluctuating rate per annum equal to the highest of (i) the rate of interest in effect for such day as publicly announced from time to time by Citizens as its prime rate; (ii) the Federal Funds Rate for such day, plus 0.5%; and (iii) the LIBOR Rate for a one month interest period as determined on such day, plus 1.00%. During the continuance of certain specified events of default, at the election of Citizens, interest will accrue at a rate of 2.0% in excess of the applicable non-default rate.

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

The 2018 Revolving Credit Facility contains representations and warranties, other covenants and events of default that are customary for this type of financing, including covenants with respect to limitations on the incurrence of additional indebtedness, liens, burdensome agreements, guarantees, investments, loans, asset sales, mergers, acquisitions, prepayment of other debt, the repurchase of capital stock, transactions with affiliates, and the ability to change the nature of the Company's business or its fiscal year. The 2018 Revolving Credit Facility generally permits dividends in the absence of any event of default (including any event of default arising from a contemplated dividend), so long as (i) after giving pro forma effect to the contemplated dividend and for the following six months Excess Availability will be at least the greater of 20.0% of the Loan Cap and $10,000 and (ii) after giving pro forma effect to the contemplated dividend, the Consolidated Fixed Charge Coverage Ratio for the 12 months preceding such dividend will be greater than or equal to 1.0 to 1.0 (provided that the Consolidated Fixed Charge Coverage Ratio may be less than 1.0 to 1.0 if, after giving pro forma effect to the contemplated dividend, Excess Availability for the six fiscal months following the dividend is at least the greater of 25.0% of the Loan Cap and $12,500).

On November 1, 2019, Vince, LLC entered into the First Amendment (the "First Revolver Amendment") to the 2018 Revolving Credit Facility, which provided the borrower the ability to elect the Daily LIBOR Rate in lieu of the Base Rate to be applied to the borrowings upon applicable notice. The "Daily LIBOR Rate" means a rate equal to the Adjusted LIBOR Rate in effect on such day for deposits for a one day period, provided that, upon notice and not more than once every 90 days, such rate may be substituted for a one week or one month period for the Adjusted LIBOR Rate for a one day period.

On November 4, 2019, Vince, LLC entered into the Second Amendment (the "Second Revolver Amendment") to the credit agreement of the 2018 Revolving Credit Facility. The Second Revolver Amendment increased the aggregate commitments under the 2018 Revolving Credit Facility by $20,000 to $100,000. Pursuant to the terms of the Second Revolver Amendment, the Acquired Businesses became guarantors under the 2018 Revolving Credit Facility and jointly and severally liable for the obligations thereunder.

On June 8, 2020, Vince, LLC entered into the Third Amendment (the "Third Revolver Amendment") to the 2018 Revolving Credit Facility. The Third Revolver Amendment, among others, increased availability under the facility's borrowing base by (i) temporarily increasing the aggregate commitments under the 2018 Revolving Credit Facility to $110,000 through November 30, 2020 (such period, the "Third Amendment Accommodation Period") (ii) temporarily revising the eligibility of certain account debtors during the Third Amendment Accommodation Period by extending by 30 days the period during which those accounts may remain outstanding past due as well as increasing the concentration limits of certain account debtors and (iii) for any fiscal four quarter period ending prior to or on October 30, 2021, increasing the cap on certain items eligible to be added back to Consolidated EBITDA to 27.5% from 22.5%.

The Third Revolver Amendment also (a) waived events of default; (b) temporarily increased the applicable margin on all borrowings of revolving loans by 0.75% per annum during the Third Amendment Accommodation Period and increased the LIBOR floor from 0% to 1.0%; (c) eliminated Vince LLC's and any loan party's ability to designate subsidiaries as unrestricted and to make certain payments, restricted payments and investments during the Third Amendment Extended Accommodation Period; (d) temporarily suspended the Fixed Charge Coverage Ratio covenant through the Third Amendment Extended Accommodation Period; (e) required Vince, LLC to maintain a Fixed Charge Coverage Ratio of 1.0 to 1.0 in the event the excess availability under the 2018 Revolving Credit Facility was less than (x) $10,000 between September 6, 2020 and January 9, 2021, (y) $12,500 between January 10, 2021 and January 31, 2021 and (z) $15,000 at all other times during the Third Amendment Extended Accommodation Period; (f) imposed a requirement (y) to pay down the 2018 Revolving Credit Facility to the extent cash on hand exceeded $5,000 on the last day of each week and (z) that, after giving effect to any borrowing thereunder, Vince, LLC may have no more than $5,000 of cash on hand; (g) permitted Vince, LLC to incur up to $8,000 of additional secured debt (in addition to any interest accrued or paid in kind), to the extent subordinated to the 2018 Revolving Credit Facility on terms reasonably acceptable to Citizens; (h) established a method for imposing a successor reference rate if LIBOR should become unavailable, (i) extended the delivery periods for (x) annual financial statements for the fiscal year ended February 1, 2020 to June 15, 2020 and (y) quarterly financial statements for the fiscal quarters ended May 2, 2020 and August 1, 2020 to July 31, 2020 and October 29, 2020, respectively, and (j) granted ongoing relief through September 30, 2020 with respect to certain covenants regarding the payment of lease obligations.

On December 11, 2020, Vince, LLC entered into the Fifth Amendment (the "Fifth Revolver Amendment") to the 2018 Revolving Credit Facility. The Fifth Revolver Amendment, among other things, (i) extended the period from November 30, 2020 to July 31, 2021 (such period, "Accommodation Period"), during which the eligibility of certain account debtors was revised by extending by 30 days the time those accounts may remain outstanding past due as well as increasing the concentration limits of certain account debtors; (ii) extended the period through which the applicable margin on all borrowings of revolving loans by 0.75% per annum during such Accommodation Period; (iii) extended the period from October 30, 2021 to January 29, 2022, during which the cap on which certain items eligible to be added back to "Consolidated EBITDA" (as defined in the 2018 Revolving Credit Facility) was increased to 27.5% from 22.5%; (iv) extended the temporary suspension of the Consolidated Fixed Charge Coverage Ratio ("FCCR") covenant through the delivery of a compliance certificate relating to the fiscal quarter ended January 29, 2022 (such period, the "Extended Accommodation Period"), other than the fiscal quarter ending January 29, 2022; (v) required Vince, LLC to maintain an FCCR of 1.0 to 1.0 in the event the excess availability under the 2018 Revolving Credit Facility was less than (x) $7,500 through the end of the Accommodation Period; and (y) $10,000 from August 1, 2020 through the end of the Extended Accommodation Period; (vi) permitted Vince, LLC to incur the debt under the Third Lien Credit Facility (as described below); (vii) revised the definition of "Cash Dominion Trigger Amount" to mean $15,000 through the end of the Extended Accommodation Period and at all other times thereafter, 12.5% of the loan cap and $5,000, whichever is greater; (viii) deemed the Cash Dominion Event (as defined in the credit agreement for the 2018 Revolving Credit Facility) as triggered during the Accommodation Period; and (ix) required an engagement by the Company of a financial advisor from February 1, 2021 until March 31, 2021 (or until the excess availability was greater than 25% of the loan cap for a period of at least thirty days, whichever is later) to assist in the preparation of certain financial reports, including the review of the weekly cashflow reports and other items. As of April 2021, the requirement to engage a financial advisor had been satisfied.

On September 7, 2021, concurrently with the Term Loan Credit Facility, Vince, LLC entered into an Amended and Restated Credit Agreement (the "A&R Revolving Credit Facility Agreement") which, among other things, contained amendments to reflect the terms of the Term Loan Credit Facility and extended the maturity of the 2018 Revolving Credit Facility to the earlier of June 8, 2026 and 91 days prior to the maturity of the Term Loan Credit Facility.

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

Concurrently with the TL First Amendment, on September 30, 2022, Vince, LLC entered into the First Amendment to the A&R Revolving Credit Facility Agreement (the "ABL First Amendment"). The ABL First Amendment, among other things, (i) requires more frequent borrowing base reporting and establishes variance reporting in connection with the Rebecca Taylor, Inc. liquidation; (ii) amends the definition of "Availability Reserves" to account for the difference between the aggregate amount of the ABL borrowing base attributable to the assets of the Rebecca Taylor, Inc. and Parker Holding, LLC companies and the amounts received (or anticipated to be received) as net proceeds of asset sales in connection with the Rebecca Taylor, Inc. liquidation; (iii) permits the sale of the intellectual property of the Rebecca Taylor, Inc. and Parker Holding, LLC companies and the Rebecca Taylor, Inc. liquidation; (iv) amends the excess availability covenant to provide the Company with up to $5,000 of additional potential liquidity through December 28, 2022; and (v) removes the assets of the Rebecca Taylor, Inc. and Parker Holding, LLC companies from the borrowing base from and after November 30, 2022. In connection with the ABL First Amendment, Vince, LLC agreed to pay the ABL lenders fees equal to (i) $375 and (ii) if the ABL is not paid in full by December 15, 2022, an additional $125 payable on January 31, 2023.

As a result of the ABL First Amendment, the Company incurred a total of $708 of financing costs. In accordance with ASC Topic 470, "Debt", the Company accounted for this amendment as a debt modification and therefore, these financing costs were recorded as deferred debt issuance costs (which is presented within Other assets on the Consolidated Balance Sheets) which will be amortized over the remaining term of the 2018 Revolving Credit Facility.

On April 21, 2023, Vince, LLC entered into the certain Consent and Second Amendment to Amended and Restated Credit Agreement (the "Second Amendment to ABL Credit Agreement"). See Note 15 "Subsequent Events" to the Consolidated Financial Statements in this Annual Report for further information.

As of January 28, 2023, the Company was in compliance with applicable covenants. As of January 28, 2023, $24,001 was available under the 2018 Revolving Credit Facility, net of the loan cap, and there were $58,498 of borrowings outstanding and $5,099 of letters of credit outstanding under the 2018 Revolving Credit Facility. The weighted average interest rate for borrowings outstanding under the 2018 Revolving Credit Facility as of January 28, 2023 was 6.1%.

As of January 29, 2022, $40,620 was available under the 2018 Revolving Credit Facility, net of the loan cap, and there were $34,624 of borrowings outstanding and $5,345 of letters of credit outstanding under the 2018 Revolving Credit Facility. The weighted average interest rate for borrowings outstanding under the 2018 Revolving Credit Facility as of January 29, 2022 was 1.8%.

Third Lien Credit Facility

On December 11, 2020, Vince, LLC entered into a $20,000 subordinated term loan credit facility (the "Third Lien Credit Facility") pursuant to a credit agreement (the "Third Lien Credit Agreement"), dated December 11, 2020, by and among Vince, LLC, as the borrower, VHC and Vince Intermediate, as guarantors, and SK Financial Services, LLC ("SK Financial"), as administrative agent and collateral agent, and other lenders from time to time party thereto.

SK Financial is an affiliate of Sun Capital, whose affiliates own, as of January 28, 2023, approximately 69% of the Company's common stock. The Third Lien Credit Facility was reviewed and approved by the Special Committee of the Company's Board of Directors, consisting solely of directors not affiliated with Sun Capital, which committee was represented by independent legal advisors.

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

All obligations under the Third Lien Credit Facility are guaranteed by the Company, Vince Intermediate and the Company's existing material domestic restricted subsidiaries as well as any future material domestic restricted subsidiaries and are secured on a junior basis relative to the 2018 Revolving Credit Facility and the 2018 Term Loan Facility by a lien on substantially all of the assets of the Company, Vince Intermediate, Vince, LLC and the Company's existing material domestic restricted subsidiaries as well as any future material domestic restricted subsidiaries.

The proceeds were received on December 11, 2020 and were used to repay a portion of the borrowings outstanding under the 2018 Revolving Credit Facility.

On September 7, 2021, concurrently with the Term Loan Credit Facility as well as the A&R Revolving Credit Facility Agreement, Vince, LLC entered into an amendment (the "Third Lien First Amendment") to the Third Lien Credit Facility which amended its terms to extend its maturity to March 6, 2027, revised the interest rate to remove the tiered applicable margins so that the rate is now equal to the 90-day LIBOR rate, or an alternate applicable reference rate in the event LIBOR is no longer available, plus 9.0% at all times, and to reflect the applicable terms of the Term Loan Credit Facility as well as the A&R Revolving Credit Facility Agreement.

Concurrently with the TL First Amendment and the ABL First Amendment, on September 30, 2022, Vince, LLC entered into the Second Amendment to the Third Lien Credit Agreement (the "Third Lien Second Amendment"). The Third Lien Second Amendment, among other things, (i) establishes variance reporting in connection with the Rebecca Taylor, Inc. liquidation; and (ii) permits the sale of the intellectual property of the Rebecca Taylor, Inc. and Parker Holding, LLC companies and the Rebecca Taylor, Inc. liquidation.

On April 21, 2023, Vince, LLC entered into that certain Consent and Third Amendment to Credit Agreement (the "Third Amendment to Third Lien Credit Agreement"). See Note 15 "Subsequent Events" to the Consolidated Financial Statements in this Annual Report for further information.

Contractual Obligations

The following table summarizes our contractual obligations as of January 28, 2023:

	Future payments due by fiscal year
(in thousands)	2023	2024-2025	2026-2027	Thereafter	Total
Unrecorded contractual obligations
Other contractual obligations (1)	$39,451	$3,966	$1,342	$—	$44,759
Recorded contractual obligations
Operating lease obligations	26,072	39,568	20,415	26,868	112,923
Long-term debt obligations	3,500	7,000	44,834	—	55,334
Tax Receivable Agreement (2)					—
Total	$69,023	$50,534	$66,591	$26,868	$213,016

(1) Consists primarily of inventory purchase obligations and service contracts.

(2) VHC entered into the Tax Receivable Agreement with the Pre-IPO Stockholders (as described in Note 14 "Related Party Transactions" to the Consolidated Financial Statements in this Annual Report).

The summary above does not include the following items:

•
As of January 28, 2023, we have recorded $556 of unrecognized tax benefits, excluding interest and penalties. We are unable to make reliable estimates of cash flows by period due to the inherent uncertainty surrounding the effective settlement of these positions.
•
Interest payable under the Term Loan Facility, which is calculated at a rate equal to the 90-day LIBOR rate, or an alternate applicable reference rate in the event LIBOR is no longer available, subject, in either case, to a 1.0% floor, plus 7.0%. See Note 5 "Long-Term Debt and Financing Arrangements" to the Consolidated Financial Statements in this Annual Report for additional information.
•
Interest payable under the 2018 Revolving Credit Facility (as amended and restated), which is calculated at either the LIBOR rate or the Base Rate, in each case, with applicable margins subject to a pricing grid based on an average daily excess availability calculation. The "Base Rate" means, for any day, a fluctuating rate per annum equal to the highest of (i)

the rate of interest in effect for such day as publicly announced from time to time by Citizens as its prime rate; (ii) the Federal Funds Rate for such day, plus 0.5%; and (iii) the LIBOR Rate for a one month interest period as determined on such day, plus 1.00%. See Note 5 "Long-Term Debt and Financing Arrangements" to the Consolidated Financial Statements in this Annual Report for additional information.
•
Interest payable under the Third Lien Credit Facility is payable in kind at a rate equal to the 90-day LIBOR rate, or an alternate applicable reference rate in the event LIBOR is no longer available, plus 9.0% at all times. See Note 5 "Long-Term Debt and Financing Arrangements" to the Consolidated Financial Statements in this Annual Report for additional information.

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

Critical Accounting Estimates

Management's discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of these financial statements requires estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses. Management bases estimates on historical experience and other assumptions it believes to be reasonable under the circumstances and evaluates these estimates on an on-going basis. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in Note 1 "Description of Business and Summary of Significant Accounting Policies” to the Consolidated Financial Statements in this Annual Report, we believe the following discussion addresses our most critical accounting estimates, which involve significant subjectivity and judgment, and changes to such estimates or assumptions could have a material impact on our financial condition or operating results. Therefore, we consider an understanding of the variability and judgment required in making these estimates and assumptions to be critical in fully understanding and evaluating our reported financial results. With respect to critical accounting estimates, even a relatively minor variance between actual and expected experience can potentially have a materially favorable or unfavorable impact on subsequent consolidated results of operations. For more information on our accounting estimates and policies, please refer to the Notes to Consolidated Financial Statements in this Annual Report.

Revenue Recognition and Reserves for Allowances

The Company recognizes revenue when performance obligations identified under the terms of contracts with its customers are satisfied, which generally occurs upon the transfer of control in accordance with the contractual terms and conditions of the sale. Sales are recognized when the control of the goods are transferred to the customer for the Company's wholesale businesses, upon receipt by the customer for the Company's e-commerce businesses, and at the time of sale to the consumer for the Company's retail businesses. Sales are measured as the amount of consideration the Company expects to receive in exchange for transferring goods, which includes estimates for variable consideration. Variable consideration mainly includes discounts, chargebacks, markdown allowances, cooperative advertising programs, and sales returns. Estimated amounts of discounts, chargebacks, markdown allowances, cooperative advertising programs, and sales returns are accounted for as reductions of sales when the associated sale occurs. These estimated amounts are adjusted periodically based on changes in facts and circumstances when the changes become known. On the Company's consolidated balance sheet, reserves for sales returns are included within other accrued liabilities, and the value of inventory associated with reserves for sales returns are included in prepaid expenses and other current assets. The Company continues to estimate the amount of sales returns based on known trends and historical return rates.

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

At January 28, 2023, a hypothetical 1% change in the reserves for allowances would have resulted in a change of $81 in accounts receivable and net sales.

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

In our wholesale businesses, some of our products are purchased for and sold to specific customers' orders. For the remainder of our business, products are purchased in anticipation of selling them to a specific customer based on historical trends. The loss of a major customer, whether due to the customer's financial difficulty or other reasons, could have a significant negative impact on the value of the inventory expected to be sold to that customer. This negative impact can also extend to purchase obligations for goods that have not yet been received. These obligations involve product to be received into inventory over the next one to six months.

At January 28, 2023, a hypothetical 1% change in the inventory obsolescence reserve would have resulted in a change of $65 in inventory, net of cost of products sold.

Fair Value Assessments of Goodwill and Other Indefinite-Lived Intangible Assets

Goodwill and other indefinite-lived intangible assets are tested for impairment at least annually and in an interim period if a triggering event occurs. As discussed in further detail below, we determined that a triggering event occurred in the Rebecca Taylor and Parker segment during the second quarter of fiscal 2022.

An entity may elect to perform a qualitative impairment assessment for goodwill and indefinite-lived intangible assets. If adverse qualitative trends are identified during the qualitative assessment that indicate that it is more likely than not that the fair value of a reporting unit or indefinite-lived intangible asset is less than its carrying amount, a quantitative impairment test is required. "Step one" of the quantitative impairment test for goodwill requires an entity to determine the fair value of each reporting unit and compare such fair value to the respective carrying amount. If the estimated fair value of the reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is not impaired, and we are not required to perform further testing. If the carrying amount of the reporting unit exceeds its estimated fair value, an impairment loss is recorded for the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The goodwill impairment test is dependent on a number of factors, including estimates of projected revenues, EBITDA margins, long-term growth rates, working capital and discount rates. We base our estimates on assumptions we believe to be reasonable, but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates.

We estimate the fair value of our tradename intangible assets using a discounted cash flow valuation analysis, which is based on the "relief from royalty" methodology. This methodology assumes that in lieu of ownership, a third party would be willing to pay a royalty in order to exploit the related benefits of these types of assets. The relief from royalty approach is dependent on a number of factors, including estimates of projected revenues, royalty rates in the category of intellectual property and discount rates. We base our fair value estimates on assumptions we believe to be reasonable, but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates. We recognize an impairment loss when the estimated fair value of the tradename intangible asset is less than the carrying value.

An entity may pass on performing the qualitative assessment for a reporting unit or indefinite-lived intangible asset and directly perform the quantitative assessment. This determination can be made on an asset by asset basis, and an entity may resume performing a qualitative assessment in subsequent periods.

During the second quarter of fiscal 2022, the Company determined that a triggering event had occurred in the Rebecca Taylor and Parker segment as a result of changes to the Company's long-term projections. The Company performed an interim quantitative impairment assessment of the Rebecca Taylor tradename utilizing the relief from royalty valuation approach. The relief from royalty valuation approach is dependent on a number of factors, including estimates of projected revenues, royalty rates in the category of intellectual property, discount rates and other variables. The Company estimated the fair value of the Rebecca Taylor tradename intangible asset and determined that the fair value of the Rebecca Taylor tradename was below its carrying amount. Accordingly, the Company recorded an impairment charge for the Rebecca Taylor tradename intangible asset of $1,700, which was recorded within Impairment of intangible assets on the Consolidated Statement of Operations and Comprehensive Income (Loss) in fiscal 2022.

In both fiscal 2022 and fiscal 2021, the Company performed its annual impairment test during the fourth quarter.

In fiscal 2022, the Company elected to perform a quantitative impairment test on goodwill allocated to the Company's Vince Wholesale reporting unit. The results of the quantitative test did not result in any impairment because the fair value of the Company's Vince Wholesale reporting unit exceeded its carrying value. The fair value of the Company's Vince Wholesale reporting unit was estimated using a combination of the income approach (the discounted cash flows method) and the market approach (guideline public company method). The more significant assumptions used in projecting the discounted cash flows included: a discount rate of 20.0%, which was determined from relevant market comparisons and adjusted for company specific risks and projected EBITDA margins of low double-digits based upon our current and past performance as well as industry data. The guideline public company method applies a representative market multiple derived from revenue and EBITDA for a group of comparable public companies to the Company's financial forecasts. Changes in these assumptions could have a significant impact on the valuation model.

In fiscal 2021, the Company elected to perform a quantitative impairment test on goodwill allocated to the Company's Vince Wholesale reporting unit. The results of the quantitative test did not result in any impairment because the fair value of the Company's Vince Wholesale reporting unit exceeded its carrying value. The fair value of the Company's Vince Wholesale reporting unit was estimated using a combination of the income approach (the discounted cash flows method) and the market approach (guideline public company method). The more significant assumptions used in projecting the discounted cash flows included: a discount rate of 18.5%, which was determined from relevant market comparisons and adjusted for company specific risks and projected EBITDA margins of low double-digits based upon our current and past performance as well as industry data. The guideline public company method applies a representative market multiple derived from revenue and EBITDA for a group of comparable public companies to the Company's financial forecasts. Changes in these assumptions could have a significant impact on the valuation model.

Goodwill was $31,973 as of both January 28, 2023 and January 29, 2022.

In the fourth quarter of fiscal 2022, the Company elected to perform a quantitative impairment test on its Vince tradename indefinite-lived intangible asset. The results of the quantitative test did not result in any impairment because the fair value of the Company's Vince tradename intangible asset exceeded its carrying value. The more significant assumptions used in projecting the discounted cash flows included: a discount rate of 20.0% for the Vince tradename, which was determined from relevant market comparisons and adjusted for company specific risks; low single-digit royalty rates and projected revenues based upon our current and past performance as well as industry data. Changes in these assumptions could have a significant impact on the valuation model.

On September 12, 2022, the Company announced its decision to wind down the Rebecca Taylor business. Therefore, the Company determined that the indefinite life classification was no longer appropriate for the Rebecca Taylor tradename and began amortizing the Rebecca Taylor tradename in the third quarter of fiscal 2022. See Note 2 "Wind Down of the Rebecca Taylor Business" to the Consolidated Financial Statements in this Annual Report for additional information.

In the fourth quarter of fiscal 2021, the Company elected to perform a quantitative impairment test on its Vince tradename and the Rebecca Taylor tradename indefinite-lived intangible assets. The results of the quantitative test did not result in any impairment because the fair value of the Company's Vince tradename and Rebecca Taylor tradename intangible assets exceeded their carrying values. The more significant assumptions used in projecting the discounted cash flows included: a discount rate of 18.5% and 19.5% for the Vince and Rebecca Taylor tradenames, respectively, which was determined from relevant market comparisons and adjusted for company specific risks; low single-digit royalty rates and projected revenues based upon our current and past performance as well as industry data. Changes in these assumptions could have a significant impact on the valuation model.

Indefinite-lived tradename intangible assets were $67,100 as of January 28, 2023 and $71,800 as of January 29, 2022, which is included within Intangible assets, net in our Consolidated Balance Sheets.

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

During the second quarter of fiscal 2022, the Company determined the need to assess recoverability for certain Rebecca Taylor retail locations. For the Rebecca Taylor retail store asset groups that did not pass the recoverability assessment, the Company recorded non-cash asset impairment charges of $866 related to property and equipment. The fair value of the property and equipment was based on its estimated liquidation value.

During the fourth quarter of fiscal 2022, the Company determined the need to assess recoverability for certain Vince retail locations. For the Vince retail store asset groups that did not pass the recoverability assessment, the Company recorded non-cash asset impairment charges of $1,014 related to property and equipment. The fair value of the property and equipment was based on its estimated liquidation value.

The finite-lived intangible assets as of January 28, 2023 is comprised of the Vince customer relationships which are being amortized on a straight-line basis over their useful lives of 20 years.

On September 12, 2022, the Company announced its decision to wind down the Rebecca Taylor business. Therefore, the Company determined that the indefinite life classification was no longer appropriate for the Rebecca Taylor tradename and began amortizing the Rebecca Taylor tradename in the third quarter of fiscal 2022. Amortization of the Rebecca Taylor tradename ceased upon classification as held for sale in the third quarter of fiscal 2022. On December 22, 2022, the Company completed the sale of the Rebecca Taylor tradename and certain related ancillary assets to RT IPCO, LLC, an affiliate of Ramani Group. See Note 2 "Wind Down of Rebecca Taylor Business" in this Annual Report for further information. Additionally, during the third quarter of fiscal 2022, the Parker tradename was classified as held for sale and amortization ceased. Prior to its classification as held for sale, the Parker tradename intangible asset was being amortized on a straight-line basis over 10 years. On February 17, 2023, the Company completed the sale of the Parker tradename and certain related ancillary assets to Parker IP Co. LLC, an affiliate of BCI Brands. See Note 15 "Subsequent Events" to the Consolidated Financial Statements in this Annual Report for further information.

Tax Receivable Agreement

In connection with the consummation of the IPO, we entered into a Tax Receivable Agreement with the Pre-IPO Stockholders. The Tax Receivable Agreement provides for payments to the Pre-IPO Stockholders in an amount equal to 85% of the aggregate reduction in taxes payable realized by the Company and its subsidiaries from the utilization of the Pre-IPO Tax Benefits. Amounts payable under the Tax Receivable Agreement are contingent upon, among other things, (i) generation of future taxable income over the term of the Tax Receivable Agreement and (ii) changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits, then we would not be required to make the related payment obligations under the Tax Receivable Agreement. Therefore, we would only recognize a liability for the Tax Receivable Agreement obligation if we determine if it is probable that we will generate sufficient future taxable income over the term of the Tax Receivable Agreement to utilize the related tax benefits. Estimating future taxable income is inherently uncertain and requires judgment. In projecting future taxable income, we consider our historical results and incorporate certain assumptions, including revenue growth, operating margins, and projected retail location openings, among others. If we determine in the future that we will not be able to fully utilize all or part of the related tax benefits, we would derecognize the portion of the liability related to benefits not expected to be utilized. Alternatively, if we generate additional future taxable income beyond our current estimate, we would recognize additional liability related to benefits expected to be utilized. See Note 14 "Related Party Transactions" to the Consolidated Financial Statements in this Annual Report for additional information.

As of January 28, 2023, the Company's total obligation under the Tax Receivable Agreement was estimated to be $0 based on projected future pre-tax income.

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

Due to the uncertain nature of the realization of our deferred income tax assets, during the fourth quarter of fiscal 2016, we recorded valuation allowances within Provision for income taxes on the Consolidated Statements of Operations and Comprehensive Income (Loss). During fiscal 2022, the Company recorded additional valuation allowances in the amount of $11,850 and maintained a full valuation allowance on all deferred tax assets that have a definite life as we do not believe it is more likely than not that such deferred tax assets will be recognized. Indefinite-lived net operating losses have been recognized to the extent we believe they can be utilized against indefinite-lived deferred tax liabilities. This valuation allowance is subject to periodic review, and if the allowance is reduced, the tax benefit will be recorded in the future operations as a reduction of our income tax expense.

Recent Accounting Pronouncements

For information on certain recently issued or proposed accounting standards which may impact the Company, please refer to the notes to Consolidated Financial Statements in this Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a "smaller reporting company" as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we are not required to provide the information in this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See "Index to the Audited Consolidated Financial Statements," which is located on page F-1 appearing at the end of this Annual Report.

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

Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of January 28, 2023.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting as described below.

As a result of the material weakness identified, we performed additional analysis, substantive testing and other post-closing procedures intended to ensure that our consolidated financial statements were prepared in accordance with U.S. GAAP. Accordingly, management believes that the consolidated financial statements and related notes thereto included in this Annual Report on Form 10-K fairly present, in all material respects, the Company's financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), that occurred during the fiscal quarter ended January 28, 2023 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Annual Report on Internal Control Over Financial Reporting

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

Management assessed the effectiveness of our internal control over financial reporting as of January 28, 2023. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013). Based on this assessment, management has concluded that, as of January 28, 2023, our internal control over financial reporting was not effective, as management identified a deficiency in internal control over financial reporting that was determined to rise to the level of a material weakness. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

We previously disclosed in our Annual Report on Form 10-K for the period ended January 29, 2022, as well as in our Quarterly Reports on Form 10-Q for each interim period in fiscal 2022, a material weakness in our internal control over financial reporting relating to the following:

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

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the company to provide only management's report in this Annual Report.

Remediation Efforts to Address the Material Weakness

To date, we made continued progress on our comprehensive remediation plan related to this material weakness by implementing the following controls and procedures:

•
The Company modified its system access rights to limit the use of generic ID's, particularly in instances where those ID's possessed privileged access rights; and
•
The Company effectively designed and implemented a full recertification of AX user access rights.

To fully address the remediation of deficiencies related to segregation of duties, we will need to fully remediate the deficiencies regarding systems access.

Management continues to follow a comprehensive remediation plan to fully address this material weakness. The remediation plan includes implementing and effectively operating controls related to the routine reviews of user system access and user re-certifications, inclusive of those related to users with privileged access, as well as, to ensure user's access rights to systems are removed timely upon termination.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is incorporated herein by reference from the Company's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2023 annual meeting of stockholders. Our definitive proxy statement will be filed on or before 120 days after the end of fiscal 2022.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is incorporated herein by reference from the Company's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2023 annual meeting of stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated herein by reference from the Company's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2023 annual meeting of stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated herein by reference from the Company's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2023 annual meeting of stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item is incorporated herein by reference from the Company's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2023 annual meeting of stockholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)
Financial Statements and Financial Statement Schedules. See "Index to the Audited Consolidated Financial Statements" which is located on F-1 of this Annual Report on Form 10-K.
(b)
Exhibits. See the exhibit index which is included herein.

Exhibit Listing:

Exhibit Number	Exhibit Description

3.1

Amended & Restated Certificate of Incorporation of Vince Holding Corp. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 27, 2013).

3.2

Amended & Restated Bylaws of Vince Holding Corp. (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 27, 2013).

3.3

Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.01 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 8, 2017).

4.1	Form of Stock certificate (incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 25, 2018).
4.2

Registration Agreement, dated as of February 20, 2008, among Apparel Holding Corp., Sun Cardinal, LLC, SCSF Cardinal, LLC and the Other Investors party thereto (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-1 (File No. 333-191336) filed with the Securities and Exchange Commission on September 24, 2013).

4.3

Description of Vince Holding Corp.'s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 11, 2020).

10.1

Intellectual Property Purchase Agreement, dated as of April 21, 2023, by and among ABG-Viking, LLC as Buyer, Vince, LLC as Seller, solely for purposes of Sections 6.10, 6.13, 6.14, 9.13 and 9.15 thereof, the Company as Seller Guarantor and solely for purposes of Sections 5.5 and 9.16 thereof, ABG Intermediate Holdings 2 LLC as Buyer Guarantor (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2023).

10.2

Tax Receivable Agreement, dated as of November 27, 2013, between Vince Intermediate Holding, LLC, the Stockholders, and Sun Cardinal, LLC as Stockholder Representative (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 27, 2013).

10.3

Consulting Agreement, dated as of November 27, 2013, between Vince Holding Corp. and Sun Capital Partners Management V, LLC (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 27, 2013).

10.4†

Form of Indemnification Agreement (for directors and officers affiliated with Sun Capital Partners, Inc.) (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 27, 2013).

10.5†

Form of Indemnification Agreement (for directors and officers not affiliated with Sun Capital Partners, Inc.) (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 27, 2013).

10.6†

Vince Holding Corp. Amended and Restated 2013 Omnibus Incentive Plan (incorporated by reference to Annex A to the Company's Information Statement on Schedule 14C filed with the Securities and Exchange Commission on April 26, 2018).

10.7†

Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.15 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 27, 2013).

10.8†

Form of Director Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.16 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 27, 2013).

10.9†

Vince Holding Corp. Amended and Restated 2013 Employee Stock Purchase Plan (incorporated by reference to Annex A to the Company's Information Statement on Schedule 14C filed with the Securities and Exchange Commission on September 3, 2015).

10.10

First Amendment to the Tax Receivable Agreement, dated as of September 1, 2015, between Vince Holding Corp., the Stockholders, and the Stockholder Representative (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 10, 2015).

Exhibit Number	Exhibit Description

10.11†

Employment Offer Letter, dated as of January 12, 2016, by and between Vince, LLC and David Stefko (incorporated by reference to Exhibit 10.44 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 14, 2016).

10.12

Agreement, dated as of July 13, 2017, by and between Vince, LLC and Rebecca Taylor, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2017).

10.13†

Employment Offer Letter, dated as of January 10, 2017, by and between Vince, LLC and Marie Fogel (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 12, 2019).

10.14†

Amendment No. 1 to Employment Offer Letter, dated as of July 11, 2017, by and between Vince, LLC and Marie Fogel (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 12, 2019).

10.15†

Amendment No. 2 to Employment Offer Letter, dated as of June 29, 2018, by and between Vince, LLC and Marie Fogel (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 12, 2019).

10.16†

Amendment No. 3 to Employment Offer Letter, dated March 1, 2021, by and between Vince, LLC and Marie Fogel (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 30, 2021).

10.17

Credit Agreement ("2018 Revolving Credit Facility Credit Agreement"), dated as of August 21, 2018, by and among Vince, LLC as the borrower, the guarantors named therein, Citizens Bank, N.A., as administrative agent and collateral agent, and the other lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 22, 2018).

10.18

First Amendment to 2018 Revolving Credit Facility Credit Agreement, dated November 1, 2019 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 12, 2019).

10.19

Joinder, Confirmation, Ratification, Commitment Increase and Second Amendment to Credit Agreement and Ancillary Documents, dated as of November 4, 2019, by and among Vince, LLC, as borrower, the guarantors named therein, Rebecca Taylor, Inc., Parker Holding, LLC, Parker Lifestyle, LLC, Rebecca Taylor Retail Store, LLC, Citizens Bank, N.A., as the administrative agent under 2018 Revolving Credit Facility Credit Agreement, and other lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities Exchange Commission on November 5, 2019).

10.20

Third Amendment to 2018 Revolving Credit Facility Credit Agreement, dated June 8, 2020 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on September 15, 2020).

10.21

Amendment and Consent, dated June 23, 2020, to 2018 Term Loan Facility Credit Agreement and 2018 Revolving Credit Facility Credit Agreement (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on September 15, 2020).

10.22

Fifth Amendment to 2018 Revolving Credit Facility Credit Agreement, dated December 11, 2020 (incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 30, 2021).

10.23

Credit Agreement ("2018 Term Loan Facility Credit Agreement"), dated as of August 21, 2018, by and among Vince, LLC as the borrower, the guarantors named therein, Crystal Financial, LLC, as administrative agent and collateral agent, and the other lenders from time to time party thereto (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2018).

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

Exhibit Number	Exhibit Description

(incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 11, 2020).
10.25

Limited Waiver and Amendment to 2018 Term Loan Facility Credit Agreement, dated March 30, 2020 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on July 31, 2020).

10.26

Third Amendment to 2018 Term Loan Facility Credit Agreement, dated June 8, 2020 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on September 15, 2020).

10.27

Fifth Amendment to 2018 Term Loan Facility Credit Agreement, dated December 11, 2020 (incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 30, 2021).

10.28†

Form of Restricted Stock Unit Agreement with respect to RSUs granted to David Stefko on May 25, 2018 (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 12, 2019).

10.29†

Form of Restricted Stock Unit Agreement with respect to RSUs granted pursuant to the Company's annual long-term incentive program (incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 12, 2019).

10.30†

Form of Restricted Stock Unit Agreement with respect to RSUs granted pursuant to the Company's 2018 Option Exchange (incorporated by reference to Exhibit (d)(9) to the Company's Tender Offer Statement on Schedule TO filed with the Securities and Exchange Commission on April 26, 2018).

10.31

Equity Purchase Agreement, dated November 4, 2019 and effective November 3, 2019, by and between Vince, LLC and Contemporary Lifestyle Group, LLC (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Securities Exchange Commission on November 5, 2019).

10.32†

Employment Offer Letter, dated May 23, 2019, by and between Vince, LLC and Lee Meiner (incorporated by reference to Exhibit 10.38 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 11, 2020).

10.33†

Amendment No.1 to Employment Offer Letter, dated March 1, 2021, by and between Vince, LLC and Lee Meiner (incorporated by reference to Exhibit 10.43 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 30, 2021).

10.34†	Updated Terms to Employment, dated July 15, 2022, by and between Vince, LLC and Lee Meiner.
10.35

Credit Agreement, dated as of December 11, 2020, by and among Vince, LLC as the borrower and the guarantors named therein, SK Financial Services, LLC as administrative agent and collateral agent, and the other lenders from time to time party thereto (incorporated by reference to Exhibit 10.44 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 30, 2021).

10.36†

Employment Agreement, dated March 8, 2021 by and between Vince, LLC and Jonathan "Jack" Schwefel (incorporated by reference to Exhibit 10.45 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 30, 2021).

10.37†

Employment Offer Letter, dated April 5, 2021, by and between Vince, LLC and Akiko Okuma (incorporated by reference to Exhibit 10.46 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 30, 2021).

10.38

Sixth Amendment to 2018 Revolving Credit Facility Credit Agreement, dated April 26, 2021 (incorporated by reference to Exhibit 10.47 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 30, 2021).

10.39

Sixth Amendment to 2018 Term Loan Facility Credit Agreement, dated April 26, 2021 (incorporated by reference to Exhibit 10.48 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 30, 2021).

10.40

Credit Agreement, dated as of September 7, 2021, by and among Vince, LLC as the borrower, the guarantors named therein, PLC Agent, LLC, as agent, and the other lenders from time to time party thereto (incorporated by reference to

Exhibit Number	Exhibit Description

Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on September 9, 2021)
10.41

Amended and Restated Credit Agreement, dated as of September 7, 2021, by and among Vince, LLC as the borrower, the guarantors named therein, Citizens Bank, N.A., as agent, and the other lenders from time to time party thereto (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on September 9, 2021).

10.42

First Amendment to Credit Agreement, dated as of September 7, 2021, by and among Vince, LLC as the borrower, SK Financial Services, LLC, as agent, and the other lenders from time to time party thereto (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on September 9, 2021).

10.43

First Amendment to Credit Agreement, dated as of September 30, 2022, by and among Vince, LLC as the borrower, the guarantors named therein, PLC Agent, LLC, as agent, and the other lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 13, 2022).

10.44

First Amendment to Amended and Restated Credit Agreement, dated as of September 30, 2022, by and among Vince, LLC as the borrower, the guarantors named therein, Citizens Bank, N.A., as agent, and the other lenders from time to time party thereto (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 13, 2022).

10.45

Second Amendment to Credit Agreement, dated as of September 30, 2022, by and among Vince, LLC as the borrower, SK Financial Services, LLC, as agent, and the other lenders from time to time party thereto (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 13, 2022).

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

Date: April 28, 2023	VINCE HOLDING CORP.

	By:	/s/ Jonathan Schwefel
	Name:	Jonathan Schwefel
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates listed.

Signature	Title	Date

/s/ Jonathan Schwefel	Chief Executive Officer (Principal Executive Officer) (Director)	April 28, 2023
Jonathan Schwefel

/s/ Amy Trooskin	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	April 28, 2023
Amy Trooskin

/s/ Matthew Garff	Director	April 28, 2023
Matthew Garff

/s/ Jerome Griffith	Director	April 28, 2023
Jerome Griffith

/s/ Robin Kramer	Director	April 28, 2023
Robin Kramer

/s/ Michael Mardy	Director	April 28, 2023
Michael Mardy

/s/ Eugenia Ulasewicz	Director	April 28, 2023
Eugenia Ulasewicz

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Vince Holding Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vince Holding Corp. and its subsidiaries (the "Company") as of January 28, 2023 and January 29, 2022, and the related consolidated statements of operations and comprehensive income (loss), of stockholders’ equity and of cash flows for the years then ended, including the related notes and financial statement schedule listed in the index appearing on page F-1 for the years ended January 28, 2023 and January 29, 2022 (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 28, 2023 and January 29, 2022, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Goodwill Impairment Assessment - Vince Wholesale Reporting Unit

As described in Notes 1 and 3 to the consolidated financial statements, the Company's consolidated goodwill balance was $32.0 million as of January 28, 2023. Goodwill is tested for impairment at least annually and in an interim period if a triggering event occurs. Management compares the fair value of the reporting unit to the carrying amount. If the carrying amount of the reporting unit exceeds its estimated fair value, an impairment loss is recorded for the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. Fair value is estimated by management using a combination of the income approach (the discounted cash flows method) and the market approach (guideline public company method). Determining the fair value is subjective in nature and involves the use of significant estimates and assumptions by management. The development of discounted cash flows is dependent on a number of factors, including estimates of projected revenues, EBITDA margins, long term growth rates, working capital, and discount rates.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the Vince Wholesale reporting unit is a critical audit matter are (i) the significant judgment by management when determining the fair value of the reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management's significant assumptions related to estimates of projected revenues, EBITDA margins, and the discount rate used in the development of discounted cash flows; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others (i) testing management's process for determining the fair value of the reporting unit; (ii) evaluating the appropriateness of the discounted cash flow approach; (iii) testing the completeness and accuracy of underlying data used in the discounted cash flow approach; and (iv) evaluating the significant assumptions related to estimates of projected revenues, EBITDA margins, and the discount rate. Evaluating management's assumptions related to estimates of projected revenues and EBITDA margins involved evaluating whether the assumptions used were reasonable considering (i) the current and past performance of the Vince Wholesale reporting unit; (ii) the consistency with industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company's discounted cash flow approach and the discount rate assumption.

/s/PricewaterhouseCoopers LLP

New York, New York

April 28, 2023

We have served as the Company's auditor since 2012.

VINCE HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	January 28,	January 29,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$1,079	$1,056
Trade receivables, net	20,733	29,948
Inventories, net	90,008	78,564
Prepaid expenses and other current assets	3,515	5,804
Total current assets	115,335	115,372
Property and equipment, net	10,479	17,117
Operating lease right-of-use assets, net	72,616	92,677
Intangible assets, net	70,106	75,835
Goodwill	31,973	31,973
Assets held for sale	260	—
Other assets	2,576	4,253
Total assets	$303,345	$337,227

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$49,396	$46,722
Accrued salaries and employee benefits	4,301	6,244
Other accrued expenses	15,020	13,226
Short-term lease liabilities	20,892	22,700
Current portion of long-term debt	3,500	2,625
Total current liabilities	93,109	91,517
Long-term debt	108,078	88,869
Long-term lease liabilities	72,098	94,367
Deferred income tax liability	8,934	6,067
Other liabilities	869	627

Commitments and contingencies (Note 6)

Stockholders' equity:
Common stock at $0.01 par value (100,000,000 shares authorized, 12,335,405 and 11,986,127 shares issued and outstanding at January 28, 2023 and January 29, 2022, respectively)	123	120
Additional paid-in capital	1,143,295	1,140,516
Accumulated deficit	(1,123,080)	(1,084,734)
Accumulated other comprehensive loss	(81)	(122)
Total stockholders' equity	20,257	55,780
Total liabilities and stockholders' equity	$303,345	$337,227

See accompanying notes to Consolidated Financial Statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share and per share data)

	Fiscal Year
	2022	2021
Net sales	$357,442	$322,683
Cost of products sold	219,472	176,113
Gross profit	137,970	146,570
Impairment of intangible assets	1,700	—
Impairment of long-lived assets	1,880	—
Gain on sale of intangible assets	(1,620)	—
Selling, general and administrative expenses	161,432	146,087
(Loss) income from operations	(25,422)	483
Interest expense, net	9,887	8,606
Loss before income taxes	(35,309)	(8,123)
Provision for income taxes	3,037	4,581
Net loss	$(38,346)	$(12,704)
Other comprehensive income (loss):
Foreign currency translation adjustments	41	6
Comprehensive loss	$(38,305)	$(12,698)
Loss per share:
Basic loss per share	$(3.14)	$(1.07)
Diluted loss per share	$(3.14)	$(1.07)
Weighted average shares outstanding:
Basic	12,223,004	11,902,307
Diluted	12,223,004	11,902,307

See accompanying notes to Consolidated Financial Statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share amounts)

	Common Stock
	Number of Shares Outstanding	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of January 30, 2021	11,809,023	$118	$1,138,247	$(1,072,030)	$(128)	$66,207
Comprehensive loss:
Net loss	—	—	—	(12,704)	—	(12,704)
Foreign currency translation adjustment	—	—	—	—	6	6
Common stock issuance, net of certain fees	17,134	—	150	—	—	150
Share-based compensation expense	—	—	2,076	—	—	2,076
Restricted stock unit vestings	154,387	2	(1)	—	—	1
Tax withholdings related to restricted stock vesting	(6,428)	—	(69)	—	—	(69)
Issuance of common stock related to Employee Stock Purchase Plan ("ESPP")	12,011	—	113	—	—	113
Balance as of January 29, 2022	11,986,127	120	1,140,516	(1,084,734)	(122)	55,780
Comprehensive loss:
Net loss	—	—	—	(38,346)	—	(38,346)
Foreign currency translation adjustment	—	—	—	—	41	41
Common stock issuance, net of certain fees	104,980	1	824	—	—	825
Share-based compensation expense	—	—	2,095	—	—	2,095
Restricted stock unit vestings	259,972	2	(2)	—	—	—
Tax withholdings related to restricted stock vesting	(25,199)	—	(213)	—	—	(213)
Issuance of common stock related to ESPP	9,525	—	75	—	—	75
Balance as of January 28, 2023	12,335,405	$123	$1,143,295	$(1,123,080)	$(81)	$20,257

See accompanying notes to Consolidated Financial Statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year
	2022	2021
Operating activities
Net loss	$(38,346)	$(12,704)
Add (deduct) items not affecting operating cash flows:
Impairment of intangible assets	1,700	—
Impairment of long-lived assets	1,880	—
Depreciation and amortization	8,334	6,496
Provision for bad debt	424	(273)
Gain on sale of intangible assets	(1,620)	—
Loss on disposal of property and equipment	121	12
Amortization of deferred financing costs	1,267	788
Deferred income taxes	2,866	4,380
Share-based compensation expense	2,095	2,076
Capitalized PIK Interest	2,869	2,339
Loss on debt extinguishment	—	1,501
Changes in assets and liabilities:
Receivables, net	8,787	2,202
Inventories	(11,462)	(10,341)
Prepaid expenses and other current assets	1,198	2,677
Accounts payable and accrued expenses	2,704	6,024
Other assets and liabilities	(2,078)	(5,398)
Net cash used in operating activities	(19,261)	(221)
Investing activities
Payments for capital expenditures	(2,782)	(5,055)
Proceeds from sale of intangible assets	4,250	—
Net cash provided by (used in) investing activities	1,468	(5,055)
Financing activities
Proceeds from borrowings under the Revolving Credit Facilities	402,652	331,489
Repayment of borrowings under the Revolving Credit Facilities	(378,778)	(337,264)
Repayment of borrowings under the Term Loan Facilities	(5,622)	(24,750)
Proceeds from borrowings under the Term Loan Facilities	—	35,000
Proceeds from common stock issuance, net of certain fees	825	150
Tax withholdings related to restricted stock vesting	(213)	(69)
Proceeds from stock option exercises, restricted stock vesting, and issuance of common stock under employee stock purchase plan	75	114
Financing fees	(1,128)	(2,156)
Net cash provided by financing activities	17,811	2,514
Increase (decrease) in cash, cash equivalents, and restricted cash	18	(2,762)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	2	—
Cash, cash equivalents, and restricted cash, beginning of period	1,096	3,858
Cash, cash equivalents, and restricted cash, end of period	1,116	1,096
Less: restricted cash at end of period	37	40
Cash and cash equivalents per balance sheet at end of period	$1,079	$1,056

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$3,352	$4,494
Cash payments for income taxes, net of refunds	165	74
Supplemental Disclosures of Non-Cash Investing and Financing Activities
Capital expenditures in accounts payable and accrued liabilities	19	232
Deferred financing fees in accrued liabilities	1,050	150

See accompanying notes to Consolidated Financial Statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data and share amounts)

Note 1. Description of Business and Summary of Significant Accounting Policies

(A) Description of Business: The Company is a global contemporary group, and during fiscal 2022 and fiscal 2021 it consisted of three brands: Vince, Rebecca Taylor, and Parker. Vince, established in 2002, is a leading global luxury apparel and accessories brand best known for creating elevated yet understated pieces for every day effortless style. Rebecca Taylor, founded in 1996 in New York City, is a contemporary womenswear line lauded for its signature prints, romantic detailing and vintage inspired aesthetic, reimagined for a modern era. Parker, founded in 2008 in New York City, is a contemporary women's fashion brand that is trend focused. During the first half of fiscal 2020 the Company decided to pause the creation of new products for the Parker brand to focus resources on the operations of the Vince and Rebecca Taylor brands.

On September 12, 2022, the Company announced its decision to wind down the Rebecca Taylor business. On December 22, 2022, the Company's indirectly wholly owned subsidiary, Rebecca Taylor, Inc., completed the sale of its intellectual property and certain related ancillary assets to RT IPCO, LLC, an affiliate of Ramani Group. See Note 2 "Wind Down of Rebecca Taylor Business" for further details. On February 17, 2023, the Company's indirectly wholly owned subsidiary, Parker Lifestyle, LLC, completed the sale of its intellectual property and certain related ancillary assets to Parker IP Co. LLC, an affiliate of BCI Brands. See Note 15 "Subsequent Events" for additional information.

On April 21, 2023 the Company entered into a strategic partnership ("Authentic Transaction") with Authentic Brands Group, LLC ("Authentic"), a global brand development, marketing and entertainment platform, whereby the Company will contribute its intellectual property to a newly formed Authentic subsidiary ("ABG Vince") for a total consideration of $76,500 in cash and a 25% membership interest in ABG Vince. Through the agreement, Authentic will own the majority stake of 75% membership interest in ABG Vince. The Cash Consideration generated by the Asset Sale (as defined below) is expected to be used to prepay in full Vince, LLC's existing Term Loan Credit Facility (as defined below) and to repay a portion of the outstanding borrowings under Vince, LLC's 2018 Revolving Credit Facility (as defined below). The Company expects to close the Asset Sale in May 2023. Concurrent with the Authentic Transaction, Vince, LLC entered into the certain Consent and Second Amendment to Amended and Restated Credit Agreement (the "Second Amendment to ABL Credit Agreement") to adjust the initial commitment level commensurate with the expected net proceeds after transaction related fees and the expected debt pay down, and to revise the maturity date to June 30, 2024, among other things, which will be effective upon the closing of the Asset Sale. See Note 15 "Subsequent Events" for additional information.

The Company reaches its customers through a variety of channels, specifically through major wholesale department stores and specialty stores in the United States ("U.S.") and select international markets, as well as through the Company's branded retail locations and the Company's websites. The Company designs products in the U.S. and sources the vast majority of products from contract manufacturers outside the U.S., primarily in Asia. Products are manufactured to meet the Company's product specifications and labor standards.

(B) Basis of Presentation: The accompanying consolidated financial statements have been prepared in conformity with U.S. Generally Accepted Accounting Principles ("GAAP") and the rules and regulations of the U.S. Securities and Exchange Commission ("SEC").

The consolidated financial statements include the Company's accounts and the accounts of the Company's wholly-owned subsidiaries as of January 28, 2023. All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the financial statements contain all adjustments (consisting solely of normal recurring adjustments) and disclosures necessary for a fair presentation.

(C) Fiscal Year: The Company operates on a fiscal calendar widely used by the retail industry that results in a given fiscal year consisting of a 52 or 53-week period ending on the Saturday closest to January 31.

•
References to "fiscal year 2022" or "fiscal 2022" refer to the fiscal year ended January 28, 2023; and
•
References to "fiscal year 2021" or "fiscal 2021" refer to the fiscal year ended January 29, 2022.

Fiscal years 2022 and 2021 consisted of a 52-week period.

(D) Sources and Uses of Liquidity: The Company's sources of liquidity are cash and cash equivalents, cash flows from operations, if any, borrowings available under the 2018 Revolving Credit Facility (as amended and restated and as defined below) and the Company's ability to access the capital markets, including the Open Market Sale AgreementSM entered into with Jefferies LLC in September 2021 (see Note 9 "Stockholders' Equity" for further information). The Company's primary cash needs are funding working capital requirements, meeting debt service requirements and capital expenditures for new stores and related leasehold improvements. The most significant components of the Company's working capital are cash and cash equivalents, accounts receivable, inventories, accounts payable and other current liabilities.

Our recent financial results have been, and our future financial results may be, subject to substantial fluctuations, and may be impacted by business conditions and macroeconomic factors as discussed below. While these potential fluctuations of our results introduce inherent uncertainty in our projections of liquidity, based on our current expectations, during the next twelve months from the date these financial statements are issued, we expect to maintain Excess Availability (as defined in the Revolving Credit Facility Agreement) minimally above the required threshold to meet our monthly Excess Availability covenant under our credit facilities and believe that our other sources of liquidity will generate sufficient cash flows to meet our operating obligations during this twelve month period. The foregoing expectation is dependent on a number of factors, including, among others, our ability to generate sufficient cash flow from operations, our ongoing ability to manage our operating obligations, the results of any future inventory valuations and potential borrowing restrictions imposed by our lenders based on their credit judgment, which could materially and negatively impact our borrowing capacity, the wind down of the Rebecca Taylor business, as well as macroeconomic factors such as the rising costs and inflationary impacts on our customers, residual effect of the COVID-19 pandemic and the armed conflict between Ukraine and Russia. Any material negative impact from these factors or others could require us to implement alternative plans to satisfy our liquidity needs which may be unsuccessful. In the event that we are unable to timely service our debt, meet other contractual payment obligations or fund our other liquidity needs, we may need to refinance all or a portion of our indebtedness before maturity, seek waivers of or amendments to our contractual obligations for payment, reduce or delay scheduled expansions and capital expenditures, liquidate inventory through additional discounting, sell material assets or operations or seek other financing opportunities.

Upon closing of the Authentic Transaction, and the consummation of the amendments in the Second Amendment to ABL Credit Agreement, as discussed above, the Company expects to strengthen its overall liquidity position and increase its working capital by prepaying in full the outstanding borrowings under Vince, LLC's Term Loan Credit Facility and to repay a portion of the outstanding borrowings under Vince, LLC's 2018 Revolving Credit Facility.

(E) COVID-19: The spread of the coronavirus ("COVID-19"), which was declared a pandemic by the World Health Organization in March 2020, remains highly volatile and continues to evolve. In response, we implemented various measures to effectively manage our business as well as the impacts from the COVID-19 pandemic, including (i) serving our customers through our online e-commerce websites during the periods in which we were forced to shut down retail locations or operate with reduced shopping hours, alongside other retailers, including our wholesale partners, in accordance with state and local regulations related to the COVID-19 pandemic; (ii) engaging with our lenders to provide additional liquidity and increased operational flexibility; (iii) temporarily reducing retained employee salaries and suspending board retainer fees; (iv) engaging with our landlords to address the operating environment throughout the COVID-19 pandemic, including amending existing lease terms; and (v) streamlining our expense structure and carefully managing operational initiatives to align with the business environment and sales opportunities.

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

(H) Accounts Receivable and Concentration of Credit Risk: The Company maintains an allowance for accounts receivable estimated to be uncollectible. The provision for bad debts is included in Selling, general and administrative ("SG&A") expense. Substantially all of the Company's trade receivables are derived from sales to retailers and are recorded at the invoiced amount and do not bear interest. The Company performs ongoing credit evaluations of its wholesale partners' financial condition and requires collateral as deemed necessary. The past due status of a receivable is based on its contractual terms. Account balances are charged off against the allowance when it is probable the receivable will not be collected.

Accounts receivable are recorded net of allowances including expected future chargebacks from wholesale partners and estimated margin support. It is the nature of the apparel and fashion industry that suppliers similar to the Company face significant pressure from customers in the retail industry to provide allowances to compensate for wholesale partner margin shortfalls. This pressure often takes the form of customers requiring the Company to provide price concessions on prior shipments as a prerequisite for obtaining future orders. Pressure for these concessions is largely determined by overall retail sales performance and, more specifically, the performance of the Company's products at retail. To the extent the Company's wholesale partners have more of the Company's goods on hand at the end of the season, there will be greater pressure for the Company to grant markdown concessions on prior shipments. Accounts receivable balances are reported net of expected allowances for these matters based on the historical level of concessions required and estimates of the level of markdowns and allowances that will be required in the coming season. The Company evaluates the allowance balances on a continual basis and adjusts them as necessary to reflect changes in anticipated allowance activity. The Company also provides an allowance for sales returns based on known trends and historical return rates.

In fiscal 2022, sales to one wholesale partner accounted for more than ten percent of the Company's net sales. These sales represented 16% of fiscal 2022 net sales. In fiscal 2021, sales to one wholesale partner accounted for more than ten percent of the Company's net sales. These sales represented 20% of fiscal 2021 net sales.

One wholesale partner represented greater than ten percent of the Company's gross accounts receivable balance as of January 28, 2023, with a corresponding aggregate total of 39% of such balance. Three wholesale partners each represented greater than ten percent of the Company's gross accounts receivable balance as of January 29, 2022, with a corresponding aggregate total of 63% of such balance.

(I) Inventories: Inventories are stated at the lower of cost or net realizable value. Cost is determined on the first-in, first-out basis. The cost of inventory includes purchase cost as well as sourcing, transportation, duty, and other processing costs associated with acquiring, importing, and preparing inventory for sale. Inventory costs are included in cost of products sold at the time of their sale. Product development costs are expensed in SG&A expense when incurred. Inventory values are reduced to net realizable value when there are factors indicating that certain inventories will not be sold on terms sufficient to recover their cost. Inventories consisted of finished goods. As of January 28, 2023 and January 29, 2022 finished goods, net of reserves were $90,008 and $78,564, respectively.

The Company has two major suppliers that accounted for approximately 38% of inventory purchases for fiscal 2022. Amounts due to these suppliers were $7,097 and were included in Accounts payable in the Consolidated Balance Sheet as of January 28, 2023. The Company has two major suppliers that accounted for approximately 42% of inventory purchases for fiscal 2021. Amounts due to these suppliers were $2,677 and were included in Accounts payable in the Consolidated Balance Sheet as of January 29, 2022.

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

	January 28,	January 29,
(in thousands)	2023	2022
Leasehold improvements	$36,063	$43,058
Furniture, fixtures and equipment	10,897	13,751
Capitalized software	14,570	14,830
Construction in process	144	696
Total property and equipment	61,674	72,335
Less: accumulated depreciation	(51,195)	(55,218)
Property and equipment, net	$10,479	$17,117

Depreciation expense was $7,104 and $5,644 for fiscal 2022 and fiscal 2021, respectively.

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

During fiscal 2022, the Company recorded non-cash asset impairment charges of $1,880, within Impairment of long-lived assets on the Consolidated Statements of Operations and Comprehensive Income (Loss), related to the impairment of property and equipment for certain Vince and Rebecca Taylor retail locations as the carrying values were determined not to be recoverable. The carrying amounts of these assets were adjusted to their estimated fair values.

(L) Goodwill and Other Intangible Assets: Goodwill and other indefinite-lived intangible assets are tested for impairment at least annually and in an interim period if a triggering event occurs. As discussed in further detail below, the Company determined that a triggering event occurred in the Rebecca Taylor and Parker segment during the second quarter of fiscal 2022.

Goodwill is not allocated to the Company's operating segments in the measure of segment assets regularly reported to and used by management, however goodwill is allocated to operating segments (goodwill reporting units) for the purpose of the annual impairment test for goodwill.

Goodwill represents the excess of the cost of acquired businesses over the fair market value of the identifiable net assets. As of January 28, 2023, the indefinite-lived intangible asset is the Vince tradename. On September 12, 2022, the Company announced its decision to wind down the Rebecca Taylor business. Therefore, the Company determined that the indefinite life classification was no longer appropriate for the Rebecca Taylor tradename and began amortizing the Rebecca Taylor tradename in the third quarter of fiscal 2022. Amortization of the Rebecca Taylor tradename ceased upon classification as held for sale in the third quarter of fiscal 2022. On December 22, 2022, the Company completed the sale of the Rebecca Taylor tradename and certain related ancillary assets to RT IPCO, LLC, an affiliate of Ramani Group. See Note 2 "Wind Down of Rebecca Taylor Business" for further information. Additionally, during the third quarter of fiscal 2022, the Parker tradename was classified as held for sale and amortization ceased. As of January 28, 2023, Assets held for sale on the Consolidated Balance Sheets represents $260 related to the Parker tradename. Prior to its classification as held for sale, the Parker tradename intangible asset was being amortized on a straight-line basis over 10 years. On February 17, 2023, the Company completed the sale of the Parker tradename and certain related ancillary assets to Parker IP Co. LLC, an affiliate of BCI Brands. See Note 15 "Subsequent Events" for further information.

An entity may elect to perform a qualitative impairment assessment for goodwill and indefinite-lived intangible assets. If adverse qualitative trends are identified during the qualitative assessment that indicate that it is more likely than not that the fair value of a reporting unit or indefinite-lived intangible asset is less than its carrying amount, a quantitative impairment test is required. "Step one" of the quantitative impairment test for goodwill requires an entity to determine the fair value of each reporting unit and compare such fair value to the respective carrying amount. If the estimated fair value of the reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is not impaired, and the Company is not required to perform further testing. If the carrying amount of the reporting unit exceeds its estimated fair value, an impairment loss is recorded for the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The goodwill impairment test is dependent on a number of factors, including estimates of projected revenues, EBITDA margins, long-term growth rates, working capital and discount rates. The Company bases its estimates on assumptions it believes to be reasonable, but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates.

The Company estimates the fair value of the tradename intangible assets using a discounted cash flow valuation analysis, which is based on the "relief from royalty" methodology. This methodology assumes that in lieu of ownership, a third party would be willing to pay a royalty in order to exploit the related benefits of these types of assets. The relief from royalty approach is dependent on a number of factors, including estimates of projected revenues, royalty rates in the category of intellectual property and discount rates. The Company bases its fair value estimates on assumptions it believes to be reasonable, but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates. The Company recognizes an impairment loss when the estimated fair value of the tradename intangible asset is less than the carrying value.

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

During the second quarter of fiscal 2022, the Company determined that a triggering event had occurred in the Rebecca Taylor and Parker segment as a result of changes to the Company's long-term projections. The Company performed an interim quantitative impairment assessment of the Rebecca Taylor tradename utilizing the relief from royalty valuation approach. The Company estimated the fair value of the Rebecca Taylor tradename intangible asset and determined that the fair value of the Rebecca Taylor tradename was below its carrying amount. Accordingly, the Company recorded an impairment charge for the Rebecca Taylor tradename intangible asset of $1,700, which was recorded within Impairment of intangible assets on the Consolidated Statement of Operations and Comprehensive Income (Loss) in fiscal 2022.

In both fiscal 2022 and fiscal 2021, the Company performed its annual impairment test during the fourth quarter. The fair value of the Company's Vince Wholesale reporting unit was estimated using a combination of the income approach (the discounted cash flows method) and the market approach (guideline public company method). In fiscal 2022, the Company elected to perform a quantitative impairment test on goodwill allocated to the Company's Vince Wholesale reporting unit. The results of the quantitative test did not result in any impairment because the fair value of the Company's Vince Wholesale reporting unit exceeded its carrying value. In fiscal 2021, the Company elected to perform a quantitative impairment test on goodwill allocated to the Company's Vince Wholesale reporting unit. The results of the quantitative test did not result in any impairment because the fair value of the Company's Vince Wholesale reporting unit exceeded its carrying value. Goodwill was $31,973 as of both January 28, 2023 and January 29, 2022.

In the fourth quarter of fiscal 2022, the Company elected to perform a quantitative impairment test on its Vince tradename indefinite-lived intangible asset. The results of the quantitative test did not result in any impairment because the fair value of the Company's Vince tradename intangible asset exceeded its carrying value.

In the fourth quarter of fiscal 2021, the Company elected to perform a quantitative impairment test on its Vince and Rebecca Taylor tradename intangible assets. The results of the quantitative test did not result in any impairment because the fair value of the Company's Vince tradename and Rebecca Taylor tradename intangible assets exceeded their carrying values.

Indefinite-lived tradename intangible assets were $67,100 and $71,800 as of January 28, 2023 and January 29, 2022, respectively, which is included within Intangible assets, net in the Consolidated Balance Sheets.

The finite-lived intangible assets as of January 28, 2023 is comprised of Vince customer relationships which are being amortized on a straight-line basis over their useful lives of 20 years.

See Note 3 "Goodwill and Intangible Assets" for more information on the details surrounding goodwill and intangible assets.

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

(N) Leases: The Company determines if a contract contains a lease at inception. The Company leases various office spaces, showrooms and retail stores. Although the Company's more recent leases are subject to shorter terms as a result of the implementation of the strategy to pursue shorter lease terms, some of the Company's leases have initial terms of 10 years, and in many instances can be extended for an additional term. The Company will not include renewal options in the underlying lease term unless the Company is reasonably certain to exercise the renewal option. Substantially all of the Company's leases require a fixed annual rent, and most require the payment of additional rent if store sales exceed a negotiated amount. These percentage rent expenses are considered as variable lease costs and are recognized in the consolidated financial statements when incurred. In addition, the Company's real estate leases may also require additional payments for real estate taxes and other occupancy-related costs which it considers as non-lease components.

Operating lease right-of-use ("ROU") assets and operating lease liabilities are recognized based upon the present value of the future lease payments over the lease term. As the Company's leases do not provide an implicit borrowing rate, the Company uses an estimated incremental borrowing rate based upon a combination of market-based factors, such as market quoted forward yield curves and company specific factors, such as the Company's credit rating, lease size and duration to calculate the present value.

(O) Revenue Recognition: The Company recognizes revenue when performance obligations identified under the terms of contracts with its customers are satisfied, which generally occurs upon the transfer of control in accordance with the contractual terms and conditions of the sale. Sales are recognized when the control of the goods are transferred to the customer for the Company's wholesale business, upon receipt by the customer for the Company's e-commerce business, and at the time of sale to the consumer for the Company's retail business. See Note 13 "Segment and Geographical Financial Information" for disaggregated revenue amounts by segment. The net sales for fiscal 2021 included a correction of an error of $758 of revenue associated with a new customer arrangement that started in fiscal 2020 and was not accounted for properly, resulting in an understatement of revenue in fiscal 2020.

Revenue associated with gift cards is recognized upon redemption and unredeemed balances are considered a contract liability and recorded within other accrued expenses, which are subject to escheatment within the jurisdictions in which it operates. As of January 28, 2023 and January 29, 2022, the contract liability was $1,617 and $1,739, respectively. In fiscal 2022, the Company recognized $302 of revenue that was previously included in the contract liability as of January 29, 2022.

Amounts billed to customers for shipping and handling costs are not material. Such shipping and handling costs are accounted for as a fulfillment cost and are included in cost of products sold. Sales taxes that are collected by the Company from a customer are excluded from revenue.

Sales are measured as the amount of consideration the Company expects to receive in exchange for transferring goods, which includes estimates for variable consideration. Variable consideration mainly includes discounts, chargebacks, markdown allowances, cooperative advertising programs, and sales returns. Estimated amounts of discounts, chargebacks, markdown allowances, cooperative advertising programs, and sales returns are accounted for as reductions of sales when the associated sale occurs. These estimated amounts are adjusted periodically based on changes in facts and circumstances when the changes become known. On the Company's consolidated balance sheet, reserves for sales returns are included within other accrued liabilities, and the value of inventory associated with reserves for sales returns are included in prepaid expenses and other current assets. The Company continues to estimate the amount of sales returns based on known trends and historical return rates.

(P) Cost of Products Sold: The Company's cost of products sold and gross margins may not necessarily be comparable to that of other entities as a result of different practices in categorizing costs. The primary components of the Company's cost of products sold are as follows:

•
the cost of purchased merchandise, including raw materials;
•
the cost of inbound transportation, including freight;
•
the cost of the Company's production and sourcing departments;
•
other processing costs associated with acquiring and preparing the inventory for sale; and
•
shrink and valuation reserves.

(Q) Marketing and Advertising: The Company provides cooperative advertising allowances to certain of its customers. These allowances are accounted for as reductions in sales as discussed in "Revenue Recognition" above. Production expense related to company-directed advertising is deferred until the first time at which the advertisement runs. All other expenses related to company-directed advertising are expensed as incurred. Marketing and advertising expense recorded in SG&A expenses was $15,339 and $16,287 in fiscal 2022 and fiscal 2021, respectively. At January 28, 2023 and January 29, 2022, deferred production expenses associated with company-directed advertising were $340 and $443, respectively.

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

Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13: "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments". The ASU requires an impairment model (known as the current expected credit loss ("CECL") model) that is based on expected losses rather than incurred losses. Under the new guidance, each reporting entity should estimate an allowance for expected credit losses, which is intended to result in more timely recognition of losses. The new standard applies to trade receivables arising from revenue transactions. Under Accounting Standards Codification 606, revenue is recognized when, among other criteria, it is probable that an entity will collect the consideration it is entitled to when goods or services are transferred to a customer. When trade receivables are recorded, they become subject to the CECL model and estimates of expected credit losses on trade receivables over their contractual life will be required to be recorded at inception based on historical information, current conditions, and reasonable and supportable forecasts. This guidance is effective for smaller reporting companies for annual periods beginning after December 15, 2022, including the interim periods in the year. Early adoption is permitted. Management does not expect the impact of this ASU to have a material impact on its consolidated financial statements.
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

On December 22, 2022, the Company's indirectly wholly owned subsidiary, Rebecca Taylor, Inc., completed the sale of its intellectual property and certain related ancillary assets to RT IPCO, LLC, an affiliate of Ramani Group for $4,250. The Company recognized a gain of $1,620 on the sale, which was recorded within Gain on sale of intangible assets in the Consolidated Statements of Operations and Comprehensive Income (Loss). Net cash proceeds from the sale were used to repay $2,997 of borrowings under the Term Loan Credit Facility and $427 of borrowings under the 2018 Revolving Credit Facility.

The following table presents a summary of Rebecca Taylor wind down related charges, reported within the Rebecca Taylor and Parker segment, incurred for fiscal 2022:

Fiscal Year
(in thousands)	2022
Net Sales:
Release of sales allowances	$(227)
Cost of products sold:
Inventory write-down	7,295
Selling, general and administrative expenses:
Operating lease right-of-use asset accelerated amortization	4,090
Benefit from release of operating lease liabilities	(1,987)
Accelerated depreciation and amortization	1,927
Employee termination costs, net (1)	556
Other advisory and liquidation costs	3,141
Total selling, general and administrative expenses	7,727
Total wind-down charges, net	$14,795

(1) Employee termination costs, net are primarily related to severance and were recorded within Other accrued expenses on the Consolidated Balance Sheets. Substantially all severance costs have been paid by the end of fiscal 2022.

Note 3. Goodwill and Intangible Assets

Net goodwill balances and changes therein by segment were as follows:

(in thousands)	Vince Wholesale	Vince Direct-to-consumer	Rebecca Taylor and Parker	Total Net Goodwill
Balance as of January 29, 2022	$31,973	$—	$—	$31,973
Balance as of January 28, 2023	$31,973	$—	$—	$31,973

The total carrying amount of goodwill was net of accumulated impairments of $101,845 as of both January 28, 2023 and January 29, 2022. There were no impairments recorded as a result of the Company's annual goodwill impairment test performed during fiscal 2022 and fiscal 2021.

The following tables present a summary of identifiable intangible assets:

(in thousands)	Gross Amount	Accumulated Amortization	Accumulated Impairments	Reclassification to Assets Held for Sale	Net Book Value
Balance as of January 28, 2023
Amortizable intangible assets:
Customer relationships	$31,355	$(22,234)	$(6,115)	$—	$3,006
Tradenames (1)	13,100	(313)	(12,527)	(260)	—
Indefinite-lived intangible assets:
Tradenames	101,850	—	(34,750)	—	67,100
Total intangible assets (2)	$146,305	$(22,547)	$(53,392)	$(260)	$70,106

(1) During the third quarter of fiscal 2022, the Parker tradename was classified as held for sale and amortization ceased.

(2) This table excludes the Rebecca Taylor tradename. On September 12, 2022, the Company announced its decision to wind down the Rebecca Taylor business. Therefore, the Company determined that the indefinite life classification was no longer appropriate for the Rebecca Taylor tradename and began amortizing the Rebecca Taylor tradename in the third quarter of fiscal 2022. Amortization of the Rebecca Taylor tradename ceased upon classification as held for sale in the third quarter of fiscal 2022. On December 22, 2022, the Company completed the sale of the Rebecca Taylor tradename and certain related ancillary assets to RT IPCO, LLC, an affiliate of Ramani Group. See Note 2 "Wind Down of Rebecca Taylor Business" for further information.

(in thousands)	Gross Amount	Accumulated Amortization	Accumulated Impairments	Net Book Value
Balance as of January 29, 2022
Amortizable intangible assets:
Customer relationships	$31,355	$(21,635)	$(6,115)	$3,605
Tradenames	13,100	(143)	(12,527)	430
Indefinite-lived intangible assets:
Tradenames	110,986	—	(39,186)	71,800
Total intangible assets	$155,441	$(21,778)	$(57,828)	$75,835

During the second quarter of fiscal 2022, the Company determined that a triggering event had occurred in the Rebecca Taylor and Parker segment as a result of changes to the Company's long-term projections. The Company performed an interim quantitative impairment assessment of the Rebecca Taylor tradename utilizing the relief from royalty valuation approach. The relief from royalty valuation approach is dependent on a number of factors, including estimates of projected revenues, royalty rates in the category of intellectual property, discount rates and other variables. The Company estimated the fair value of the Rebecca Taylor tradename intangible asset and determined that the fair value of the Rebecca Taylor tradename was below its carrying amount. Accordingly, the Company recorded an impairment charge for the Rebecca Taylor tradename intangible asset of $1,700, which was recorded within Impairment of intangible assets on the Consolidated Statements of Operations and Comprehensive Income (Loss) for fiscal 2022.

No impairments of the Company's indefinite lived tradenames were recorded as a result of the Company's annual asset impairment tests performed during fiscal 2022 and fiscal 2021.

Amortization of identifiable intangible assets was $1,139 and $656 for fiscal 2022 and fiscal 2021, respectively, which is included in SG&A expenses on the Consolidated Statements of Operations and Comprehensive Income (Loss). Amortization expense for each of the fiscal years 2023 to 2027 is expected to be as follows:

Future
(in thousands)	Amortization
2023	$598
2024	598
2025	598
2026	598
2027	598
Total next 5 years	$2,990

Note 4. Fair Value Measurements

We define the fair value of a financial instrument as the amount that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We are responsible for the determination of the value of the investments carried at fair value and the supporting methodologies and assumptions. The Company's financial assets and liabilities are to be measured using inputs from three levels of the fair value hierarchy as follows:

Level 1—	quoted market prices in active markets for identical assets or liabilities

Level 2—

observable market-based inputs (quoted prices for similar assets and liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active) or inputs that are corroborated by observable market data

Level 3—	significant unobservable inputs that reflect the Company's assumptions and are not substantially supported by market data

The Company did not have any non-financial assets or non-financial liabilities recognized at fair value on a recurring basis at January 28, 2023 or January 29, 2022. At January 28, 2023 and January 29, 2022, the Company believes that the carrying values of cash and cash equivalents, receivables, and accounts payable approximate fair value, due to the short-term maturity of these instruments. The Company's debt obligations with a carrying value of $113,832 and $92,711 as of January 28, 2023 and January 29, 2022, respectively, are at variable interest rates. Borrowings under the Company's 2018 Revolving Credit Facility (as amended and restated and as defined below) are recorded at carrying value, which approximates fair value due to the frequent nature of such borrowings and repayments. The Company considers this as a Level 2 input. The fair value of the Company's Term Loan Credit Facility (as defined below) and the Third Lien Credit Facility (as defined below) was approximately $29,000 and $27,000, respectively, as of January 28, 2023, and $35,000 and $23,000, respectively, as of January 29, 2022, based upon estimated market value calculations that factor principal, time to maturity, interest rate, and current cost of debt. The Company considers this a Level 3 input.

The Company's non-financial assets, which primarily consist of goodwill, intangible assets, ROU assets, and property and equipment, are not required to be measured at fair value on a recurring basis and are reported at their carrying values. However, on a periodic basis whenever events or changes in circumstances indicate that their carrying value may not be fully recoverable (and at least annually for goodwill and indefinite-lived intangible assets), non-financial assets are assessed for impairment, and if applicable, written down to (and recorded at) fair value.

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

The following table presents the non-financial assets the Company measured at fair value on a non-recurring basis in fiscal 2022, based on such fair value hierarchy. There were no losses on these non-financial assets taken in fiscal 2021.

	Net Carrying Value of Impaired Assets as of	Fair Value Measured and Recorded at Reporting Date Using:			Total Losses - Year Ended
(in thousands)	January 28, 2023	Level 1	Level 2	Level 3	January 28, 2023
Property and equipment	$—	$—	$—	$—	$1,880	(1)
Rebecca Taylor Tradename	—	—	—	—	1,700	(2)

(1) Recorded within Impairment of long-lived assets on the Consolidated Statements of Operations and Comprehensive Income (Loss). See Note 1 "Description of Business and Summary of Significant Accounting Policies – (K) Impairment of Long-lived Assets" for additional information.

(2) Recorded within Impairment of intangible assets on the Consolidated Statements of Operations and Comprehensive Income (Loss). On December 22, 2022, the Company's indirectly wholly owned subsidiary, Rebecca Taylor, Inc., completed the sale of its intellectual property and certain related ancillary assets to RT IPCO, LLC, an affiliate of Ramani Group. See Note 1 "Description of Business and Summary of Significant Accounting Policies – (L) Goodwill and Other Intangible Assets" and Note 2 "Wind Down of Rebecca Taylor Business" for additional information.

Note 5. Long-Term Debt and Financing Arrangements

Debt obligations consisted of the following:

	January 28,	January 29,
(in thousands)	2023	2022
Long-term debt:
Term Loan Facilities	$29,378	$35,000
Revolving Credit Facilities	58,498	34,624
Third Lien Credit Facility	25,956	23,087
Total debt principal	113,832	92,711
Less: current portion of long-term debt	3,500	2,625
Less: deferred financing costs	2,254	1,217
Total long-term debt	$108,078	$88,869

Term Loan Credit Facility

On September 7, 2021, Vince, LLC entered into a new term loan credit facility as described below. The proceeds were used to repay in full all outstanding amounts under the $27,500 senior secured term loan facility (the "2018 Term Loan Facility") pursuant to a credit agreement originally entered into on August 21, 2018 and a portion of the borrowings outstanding under the 2018 Revolving Credit Facility, totaling $25,960, which included interest and a prepayment penalty of $743 (which was included within financing fees on the Consolidated Statements of Cash Flows). The 2018 Term Loan Facility was terminated and, as a result, the Company recorded expense of $758 related to the write-off of the remaining deferred financing costs.

Vince, LLC entered into a new $35,000 senior secured term loan credit facility (the "Term Loan Credit Facility") pursuant to a Credit Agreement (the "Term Loan Credit Agreement") by and among Vince, LLC, as the borrower, the guarantors named therein, PLC Agent, LLC, as administrative agent and collateral agent, and the other lenders from time to time party thereto. Vince Holding Corp. and Vince Intermediate Holding, LLC ("Vince Intermediate") are guarantors under the Term Loan Credit Facility. The Term Loan Credit Facility matures on the earlier of September 7, 2026 and 91 days after the maturity date of the 2018 Revolving Credit Facility (as defined below).

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

The Term Loan Credit Facility contains a requirement that Vince, LLC will maintain an availability under its 2018 Revolving Credit Facility of the greater of 10% of the commitments thereunder or $9,500. The Term Loan Credit Facility did not permit dividends prior to April 30, 2022, or an earlier date designated by Vince, LLC (the period until such date, the "Accommodation Period") and now permits them to the extent that no default or event of default is continuing or would result from a contemplated dividend, so long as after giving pro forma effect to the contemplated dividend subtracting any accounts payable amounts that are or are projected to be past due for the following six months, excess availability for such six month period will be at least the greater of 25.0% of the aggregate lending commitments and $15,000. In addition, the Term Loan Credit Facility contains customary representations and warranties, other covenants, and events of default, including but not limited to, limitations on the incurrence of additional indebtedness, liens, burdensome agreements, guarantees, investments, loans, asset sales, mergers, acquisitions, prepayment of other debt, the repurchase of capital stock, transactions with affiliates, and the ability to change the nature of its business or its fiscal year, and distributions and dividends. Furthermore, the Term Loan Credit Facility is subject to a Borrowing Base (as defined in the Term Loan Credit Agreement) which can, under certain conditions result in the imposition of a reserve under the 2018 Revolving Credit Facility. As of January 28, 2023, the Company was in compliance with applicable covenants.

All obligations under the Term Loan Credit Facility are guaranteed by Vince Intermediate and the Company and any future material domestic restricted subsidiaries of Vince, LLC and secured by a lien on substantially all of the assets of the Company, Vince, LLC and Vince Intermediate and any future material domestic restricted subsidiaries.

On September 30, 2022, Vince, LLC entered into the First Amendment to the Term Loan Credit Agreement (the "TL First Amendment"). The TL First Amendment, among other things, (i) requires more frequent borrowing base reporting and establishes variance reporting in connection with the Rebecca Taylor, Inc. liquidation; (ii) removes the assets (other than intellectual property) of the Rebecca Taylor, Inc. and Parker Holding, LLC companies from the term loan borrowing base; (iii) permits the sale of the intellectual property of the Rebecca Taylor, Inc. and Parker Holding, LLC companies and the Rebecca Taylor, Inc. liquidation; (iv) amends the ABL (as defined in the Term Loan Credit Agreement) excess availability covenant to provide the Company with up to $5,000 of additional potential liquidity through December 28, 2022; and (v) requires prepayment of the Obligations in an amount equal to 100% of the Net Cash Proceeds received from the sale of the intellectual property of the Rebecca Taylor, Inc. and Parker Holding, LLC companies to be applied against the Obligations as outlined in the TL First Amendment. On December 22, 2022, the Company's indirectly wholly owned subsidiary, Rebecca Taylor, Inc., completed the sale of its intellectual property and certain related ancillary assets and net cash proceeds of $2,997 were used to repay a portion of the Term Loan Credit Facility. See Note 2 "Wind Down of Rebecca Taylor Business" to the Consolidated Financial Statements in this Annual Report for further information.

In connection with the TL First Amendment, Vince, LLC agreed to pay the term lenders fees equal to (i) $600 and (ii) if the underlying term loan is not paid in full by January 31, 2023, an additional $850, which is payable upon Payment in Full of the Term Loan Credit Facility.

As a result of the TL First Amendment, the Company incurred a total of $1,525 of financing costs. In accordance with ASC Topic 470, "Debt", the Company accounted for this amendment as a debt modification and has recorded $75 of the financing costs paid to third parties within selling, general and administrative expenses on the Consolidated Statements of Operations and Comprehensive Income (Loss) for fiscal 2022. The remaining $1,450 of financing costs are recorded as deferred debt issuance costs (which is presented within Long-term debt on the Consolidated Balance Sheets) which will be amortized over the remaining term of the Term Loan Credit Facility.

Through January 28, 2023, on an inception to date basis, the Company had made repayments of $5,622 on the Term Loan Credit Facility.

Scheduled maturities of the Term Loan Credit Facility are as follows:

Term Loan Credit
(in thousands)	Facility Maturity
Fiscal 2023	$3,500
Fiscal 2024	3,500
Fiscal 2025	3,500
Fiscal 2026	18,878
Total	$29,378

2018 Revolving Credit Facility

On August 21, 2018, Vince, LLC entered into an $80,000 senior secured revolving credit facility (the "2018 Revolving Credit Facility") pursuant to a credit agreement by and among Vince, LLC, as the borrower, VHC and Vince Intermediate, as guarantors, Citizens Bank, N.A. ("Citizens"), as administrative agent and collateral agent, and the other lenders from time to time party thereto. The 2018 Revolving Credit Facility provides for a revolving line of credit of up to $80,000, subject to a Loan Cap, which is the lesser of (i) the Borrowing Base as defined in the credit agreement for the 2018 Revolving Credit Facility and (ii) the aggregate commitments, as well as a letter of credit sublimit of $25,000. It also provides for an increase in aggregate commitments of up to $20,000.

Interest is payable on the loans under the 2018 Revolving Credit Facility at either the LIBOR or the Base Rate, in each case, with applicable margins subject to a pricing grid based on an average daily excess availability calculation. The "Base Rate" means, for any day, a fluctuating rate per annum equal to the highest of (i) the rate of interest in effect for such day as publicly announced from time to time by Citizens as its prime rate; (ii) the Federal Funds Rate for such day, plus 0.5%; and (iii) the LIBOR Rate for a one month interest period as determined on such day, plus 1.00%. During the continuance of certain specified events of default, at the election of Citizens, interest will accrue at a rate of 2.0% in excess of the applicable non-default rate.

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

The 2018 Revolving Credit Facility contains representations and warranties, other covenants and events of default that are customary for this type of financing, including covenants with respect to limitations on the incurrence of additional indebtedness, liens, burdensome agreements, guarantees, investments, loans, asset sales, mergers, acquisitions, prepayment of other debt, the repurchase of capital stock, transactions with affiliates, and the ability to change the nature of the Company's business or its fiscal year. The 2018 Revolving Credit Facility generally permits dividends in the absence of any event of default (including any event of default arising from a contemplated dividend), so long as (i) after giving pro forma effect to the contemplated dividend and for the following six months Excess Availability will be at least the greater of 20.0% of the Loan Cap and $10,000 and (ii) after giving pro forma effect to the contemplated dividend, the Consolidated Fixed Charge Coverage Ratio for the 12 months preceding such dividend will be greater than or equal to 1.0 to 1.0 (provided that the Consolidated Fixed Charge Coverage Ratio may be less than 1.0 to 1.0 if, after giving pro forma effect to the contemplated dividend, Excess Availability for the six fiscal months following the dividend is at least the greater of 25.0% of the Loan Cap and $12,500).

On November 1, 2019, Vince, LLC entered into the First Amendment (the "First Revolver Amendment") to the 2018 Revolving Credit Facility, which provided the borrower the ability to elect the Daily LIBOR Rate in lieu of the Base Rate to be applied to the borrowings upon applicable notice. The "Daily LIBOR Rate" means a rate equal to the Adjusted LIBOR Rate in effect on such day for deposits for a one day period, provided that, upon notice and not more than once every 90 days, such rate may be substituted for a one week or one month period for the Adjusted LIBOR Rate for a one day period.

On November 4, 2019, Vince, LLC entered into the Second Amendment (the "Second Revolver Amendment") to the credit agreement of the 2018 Revolving Credit Facility. The Second Revolver Amendment increased the aggregate commitments under the 2018 Revolving Credit Facility by $20,000 to $100,000. Pursuant to the terms of the Second Revolver Amendment, the Acquired Businesses became guarantors under the 2018 Revolving Credit Facility and jointly and severally liable for the obligations thereunder.

On June 8, 2020, Vince, LLC entered into the Third Amendment (the "Third Revolver Amendment") to the 2018 Revolving Credit Facility. The Third Revolver Amendment, among others, increased availability under the facility's borrowing base by (i) temporarily increasing the aggregate commitments under the 2018 Revolving Credit Facility to $110,000 through November 30, 2020 (such period, the "Third Amendment Accommodation Period") (ii) temporarily revising the eligibility of certain account debtors during the Third Amendment Accommodation Period by extending by 30 days the period during which those accounts may remain outstanding past due as well as increasing the concentration limits of certain account debtors and (iii) for any fiscal four quarter period ending prior to or on October 30, 2021, increasing the cap on certain items eligible to be added back to Consolidated EBITDA to 27.5% from 22.5%.

The Third Revolver Amendment also (a) waived events of default; (b) temporarily increased the applicable margin on all borrowings of revolving loans by 0.75% per annum during the Third Amendment Accommodation Period and increased the LIBOR floor from 0% to 1.0%; (c) eliminated Vince LLC's and any loan party's ability to designate subsidiaries as unrestricted and to make certain payments, restricted payments and investments during the Third Amendment Extended Accommodation Period; (d) temporarily suspended the Fixed Charge Coverage Ratio covenant through the Third Amendment Extended Accommodation Period; (e) required Vince, LLC to maintain a Fixed Charge Coverage Ratio of 1.0 to 1.0 in the event the excess availability under the 2018 Revolving Credit Facility was less than (x) $10,000 between September 6, 2020 and January 9, 2021, (y) $12,500 between January 10, 2021 and January 31, 2021 and (z) $15,000 at all other times during the Third Amendment Extended Accommodation Period; (f) imposed a requirement (y) to pay down the 2018 Revolving Credit Facility to the extent cash on hand exceeded $5,000 on the last day of each week and (z) that, after giving effect to any borrowing thereunder, Vince, LLC may have no more than $5,000 of cash on hand; (g) permitted Vince, LLC to incur up to $8,000 of additional secured debt (in addition to any interest accrued or paid in kind), to the extent subordinated to the 2018 Revolving Credit Facility on terms reasonably acceptable to Citizens; (h) established a method for imposing a successor reference rate if LIBOR should become unavailable, (i) extended the delivery periods for (x) annual financial statements for the fiscal year ended February 1, 2020 to June 15, 2020 and (y) quarterly financial statements for the fiscal quarters ended May 2, 2020 and August 1, 2020 to July 31, 2020 and October 29, 2020, respectively, and (j) granted ongoing relief through September 30, 2020 with respect to certain covenants regarding the payment of lease obligations.

On December 11, 2020, Vince, LLC entered into the Fifth Amendment (the "Fifth Revolver Amendment") to the 2018 Revolving Credit Facility. The Fifth Revolver Amendment, among other things, (i) extended the period from November 30, 2020 to July 31, 2021 (such period, "Accommodation Period"), during which the eligibility of certain account debtors was revised by extending by 30 days the time those accounts may remain outstanding past due as well as increasing the concentration limits of certain account debtors; (ii) extended the period through which the applicable margin on all borrowings of revolving loans by 0.75% per annum during such Accommodation Period; (iii) extended the period from October 30, 2021 to January 29, 2022, during which the cap on which certain items eligible to be added back to "Consolidated EBITDA" (as defined in the 2018 Revolving Credit Facility) was increased to 27.5% from 22.5%; (iv) extended the temporary suspension of the Consolidated Fixed Charge Coverage Ratio ("FCCR") covenant through the delivery of a compliance certificate relating to the fiscal quarter ended January 29, 2022 (such period, the "Extended Accommodation Period"), other than the fiscal quarter ending January 29, 2022; (v) required Vince, LLC to maintain an FCCR of 1.0 to 1.0 in the event the excess availability under the 2018 Revolving Credit Facility was less than (x) $7,500 through the end of the Accommodation Period; and (y) $10,000 from August 1, 2020 through the end of the Extended Accommodation Period; (vi) permitted Vince, LLC to incur the debt under the Third Lien Credit Facility (as described below); (vii) revised the definition of "Cash Dominion Trigger Amount" to mean $15,000 through the end of the Extended Accommodation Period and at all other times thereafter, 12.5% of the loan cap and $5,000, whichever is greater; (viii) deemed the Cash Dominion Event (as defined in the credit agreement for the 2018 Revolving Credit Facility) as triggered during the Accommodation Period; and (ix) required an engagement by the Company of a financial advisor from February 1, 2021 until March 31, 2021 (or until the excess availability was greater than 25% of the loan cap for a period of at least thirty days, whichever is later) to assist in the preparation of certain financial reports, including the review of the weekly cashflow reports and other items. As of April 2021, the requirement to engage a financial advisor had been satisfied.

On September 7, 2021, concurrently with the Term Loan Credit Facility, Vince, LLC entered into an Amended and Restated Credit Agreement (the "A&R Revolving Credit Facility Agreement") which, among other things, contained amendments to reflect the terms of the Term Loan Credit Facility and extended the maturity of the 2018 Revolving Credit Facility to the earlier of June 8, 2026 and 91 days prior to the maturity of the Term Loan Credit Facility.

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

Concurrently with the TL First Amendment, on September 30, 2022, Vince, LLC entered into the First Amendment to the A&R Revolving Credit Facility Agreement (the "ABL First Amendment"). The ABL First Amendment, among other things, (i) requires more frequent borrowing base reporting and establishes variance reporting in connection with the Rebecca Taylor, Inc. liquidation; (ii) amends the definition of "Availability Reserves" to account for the difference between the aggregate amount of the ABL borrowing base attributable to the assets of the Rebecca Taylor, Inc. and Parker Holding, LLC companies and the amounts received (or anticipated to be received) as net proceeds of asset sales in connection with the Rebecca Taylor, Inc. liquidation; (iii) permits the sale of the intellectual property of the Rebecca Taylor, Inc. and Parker Holding, LLC companies and the Rebecca Taylor, Inc. liquidation; (iv) amends the excess availability covenant to provide the Company with up to $5,000 of additional potential liquidity through December 28, 2022; and (v) removes the assets of the Rebecca Taylor, Inc. and Parker Holding, LLC companies from the borrowing base from and after November 30, 2022. In connection with the ABL First Amendment, Vince, LLC agreed to pay the ABL lenders fees equal to (i) $375 and (ii) if the ABL is not paid in full by December 15, 2022, an additional $125 payable on January 31, 2023.

As a result of the ABL First Amendment, the Company incurred a total of $708 of financing costs. In accordance with ASC Topic 470, "Debt", the Company accounted for this amendment as a debt modification and therefore, these financing costs were recorded as deferred debt issuance costs (which is presented within Other assets on the Consolidated Balance Sheets) and will be amortized over the remaining term of the 2018 Revolving Credit Facility.

On April 21, 2023, Vince, LLC entered into the certain Consent and Second Amendment to Amended and Restated Credit Agreement (the "Second Amendment to ABL Credit Agreement"). See Note 15 "Subsequent Events" for further information.

As of January 28, 2023, the Company was in compliance with applicable covenants. As of January 28, 2023, $24,001 was available under the 2018 Revolving Credit Facility, net of the loan cap, and there were $58,498 of borrowings outstanding and $5,099 of letters of credit outstanding under the 2018 Revolving Credit Facility. The weighted average interest rate for borrowings outstanding under the 2018 Revolving Credit Facility as of January 28, 2023, was 6.1%.

As of January 29, 2022, $40,620 was available under the 2018 Revolving Credit Facility, net of the loan cap, and there were $34,624 of borrowings outstanding and $5,345 of letters of credit outstanding under the 2018 Revolving Credit Facility. The weighted average interest rate for borrowings outstanding under the 2018 Revolving Credit Facility as of January 29, 2022, was 1.8%.

Third Lien Credit Facility

On December 11, 2020, Vince, LLC entered into a $20,000 subordinated term loan credit facility (the "Third Lien Credit Facility") pursuant to a credit agreement (the "Third Lien Credit Agreement"), dated December 11, 2020, by and among Vince, LLC, as the borrower, VHC and Vince Intermediate, as guarantors, and SK Financial Services, LLC ("SK Financial"), as administrative agent and collateral agent, and other lenders from time to time party thereto.

SK Financial is an affiliate of Sun Capital Partners, Inc. ("Sun Capital"), whose affiliates own, as of January 28, 2023, approximately 69% of the Company's common stock. The Third Lien Credit Facility was reviewed and approved by the Special Committee of the Company's Board of Directors, consisting solely of directors not affiliated with Sun Capital, which committee was represented by independent legal advisors.

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

All obligations under the Third Lien Credit Facility are guaranteed by the Company, Vince Intermediate and the Company's existing material domestic restricted subsidiaries as well as any future material domestic restricted subsidiaries and are secured on a junior basis relative to the 2018 Revolving Credit Facility and the 2018 Term Loan Facility by a lien on substantially all of the assets of the Company, Vince Intermediate, Vince, LLC and the Company's existing material domestic restricted subsidiaries as well as any future material domestic restricted subsidiaries.

The proceeds were received on December 11, 2020 and were used to repay a portion of the borrowings outstanding under the 2018 Revolving Credit Facility.

On September 7, 2021, concurrently with the Term Loan Credit Facility as well as the A&R Revolving Credit Facility Agreement, Vince, LLC entered into an amendment (the "Third Lien First Amendment") to the Third Lien Credit Facility which amended its terms to extend its maturity to March 6, 2027, revised the interest rate to remove the tiered applicable margins so that the rate is now equal to the 90-day LIBOR rate, or an alternate applicable reference rate in the event LIBOR is no longer available, plus 9.0% at all times, and to reflect the applicable terms of the Term Loan Credit Facility as well as the A&R Revolving Credit Facility Agreement.

Concurrently with the TL First Amendment and the ABL First Amendment, on September 30, 2022, Vince, LLC entered into the Second Amendment to the Third Lien Credit Agreement (the "Third Lien Second Amendment"). The Third Lien Second Amendment, among other things, (i) establishes variance reporting in connection with the Rebecca Taylor, Inc. liquidation; and (ii) permits the sale of the intellectual property of the Rebecca Taylor, Inc. and Parker Holding, LLC companies and the Rebecca Taylor, Inc. liquidation.

On April 21, 2023, Vince, LLC entered into that certain Consent and Third Amendment to Credit Agreement (the "Third Amendment to Third Lien Credit Agreement"). See Note 15 "Subsequent Events" for further information.

Note 6. Commitments and Contingencies

Contractual Cash Obligations

At January 28, 2023, the Company had contractual cash obligations of $44,759, which consisted primarily of inventory purchase obligations and service contracts. In addition, see Note 12 "Leases" for a summary of the Company's future minimum rental payments under non-cancelable leases.

Litigation

On September 7, 2018, a complaint was filed in the United States District Court for the Eastern District of New York by certain stockholders (collectively, the "Plaintiff"), naming the Company as well as David Stefko, the Company's Chief Financial Officer at such time, one of the Company's directors, certain of the Company's former officers and directors, and Sun Capital and certain of its affiliates, as defendants. The complaint generally alleges that the Company and the named parties made false and/or misleading statements and/or failed to disclose matters relating to the transition of the Company's ERP systems from Kellwood Company. The complaint brings causes of action for violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the "Exchange

Act") and Rule 10b-5 promulgated under the Exchange Act against the Company and the named parties and for violations of Section 20(a) of the Exchange Act against the individual parties, Sun Capital and its affiliates. The complaint sought unspecified monetary damages and unspecified costs and fees. On January 28, 2019, in response to our motion to dismiss the original complaint, the Plaintiff filed an amended complaint, naming the same defendants as parties and asserting the same causes of action as those stated in the original complaint. On October 4, 2019, an individual stockholder filed a complaint marked as a related suit to the amended complaint, containing substantially identical allegations and claims against the same defendant parties. On September 9, 2020, the two complaints were dismissed in their entirety and the Plaintiff's request for leave to replead was denied. On October 6, 2020, the Plaintiff filed notices of appeal. On July 6, 2021, the appeals were voluntarily dismissed.

Additionally, the Company is a party to legal proceedings, compliance matters, environmental, as well as wage and hour and other labor claims that arise in the ordinary course of business. Although the outcome of such items cannot be determined with certainty, management believes that the ultimate outcome of these items, individually and in the aggregate, will not have a material adverse impact on the Company's financial position, results of operations or cash flows.

Note 7. Share-Based Compensation

Employee Stock Plans

Vince 2013 Incentive Plan

In connection with the IPO, the Company adopted the Vince 2013 Incentive Plan, which provides for grants of stock options, stock appreciation rights, restricted stock, and other stock-based awards. In May 2018, the Company filed a Registration Statement on Form S-8 to register an additional 660,000 shares of common stock available for issuance under the Vince 2013 Incentive Plan. Additionally, in September 2020, the Company filed a Registration Statement on Form S-8 to register an additional 1,000,000 shares of common stock available for issuance under the Vince 2013 Incentive Plan. The aggregate number of shares of common stock which may be issued or used for reference purposes under the Vince 2013 Incentive Plan or with respect to which awards may be granted may not exceed 1,000,000 shares. The shares available for issuance under the Vince 2013 Incentive Plan may be, in whole or in part, either authorized and unissued shares of the Company's common stock or shares of common stock held in or acquired for the Company's treasury. In general, if awards under the Vince 2013 Incentive Plan are canceled for any reason, or expire or terminate unexercised, the shares covered by such award may again be available for the grant of awards under the Vince 2013 Incentive Plan. As of January 28, 2023, there were 883,628 shares under the Vince 2013 Incentive Plan available for future grants. Options granted pursuant to the Vince 2013 Incentive Plan typically vest in equal installments over four years, subject to the employees' continued employment and expire on the earlier of the tenth anniversary of the grant date or upon termination as outlined in the Vince 2013 Incentive Plan. Restricted stock units ("RSUs") granted vest in equal installments over a three-year period or vest in equal installments over four years, subject to the employees' continued employment, except for RSUs issued under the exchange offer described below.

On April 26, 2018, the Company commenced a tender offer to exchange certain options to purchase shares of its common stock, whether vested or unvested, from eligible employees and executive officers for replacement restricted stock units ("Replacement RSUs") granted under the Vince 2013 Incentive Plan (the "Option Exchange"). Employees and executive officers of the Company on the date of offer commencement and those who remained an employee or executive officer of the Company through the expiration date of the offer and held at least one option as of the commencement of the offer that was granted under the Vince 2013 Incentive Plan were eligible to participate. The exchange ratio of this offer was a 1-to-1.7857 basis (one stock option exchanged for every 1.7857 Replacement RSUs). This tender offer expired on 11:59 p.m. Eastern Time on May 24, 2018 (the "Offer Expiration Date"). The Replacement RSUs were granted on the business day immediately following the Offer Expiration Date. As a result of the Option Exchange, 149,819 stock options were canceled and 267,538 Replacement RSUs were granted with a grant date fair value of $9.15 per unit. All Replacement RSUs vest pursuant to the following schedule: 10% on April 19, 2019; 20% on April 17, 2020; 25% on April 16, 2021; and 45% on April 15, 2022, subject to the holder's remaining continuously employed with the Company through each such applicable vesting date. Replacement RSUs have the new vesting schedule regardless of whether the surrendered eligible options were partially vested at the time it was exchanged. The purpose of this exchange was to foster retention, motivate our key contributors, and better align the interests of our employees and stockholders to maximize stockholder value.

Employee Stock Purchase Plan

The Company maintains an employee stock purchase plan ("ESPP") for its employees. Under the ESPP, all eligible employees may contribute up to 10% of their base compensation, up to a maximum contribution of $10 per year. The purchase price of the stock is 90% of the fair market value, with purchases executed on a quarterly basis. The plan is defined as compensatory, and accordingly, a charge for compensation expense is recorded to SG&A expense for the difference between the fair market value and the discounted purchase price of the Company's common stock. During fiscal 2022 and fiscal 2021, 9,525 and 12,011 shares of common stock, respectively, were issued under the ESPP. As of January 28, 2023, there were 60,575 shares available for future issuance under the ESPP.

Stock Options

A summary of stock option activity for fiscal 2022 is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 29, 2022	58	$38.77	3.7	$—
Granted	—	$—
Exercised	—	$—
Forfeited or expired	—	$—
Outstanding at January 28, 2023	58	$38.77	2.7	$—

Vested and exercisable at January 28, 2023	58	$38.77	2.7	$—

Restricted Stock Units

A summary of restricted stock unit activity for fiscal 2022 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested restricted stock units at January 29, 2022	628,883	$10.48
Granted	277,402	$7.80
Vested	(258,148)	$9.85
Forfeited	(97,844)	$10.41
Non-vested restricted stock units at January 28, 2023	550,293	$9.44

The total fair value of restricted stock units vested during fiscal 2022 and fiscal 2021 was $2,543 and $1,448, respectively.

At January 28, 2023, there was $3,833 of unrecognized compensation costs related to restricted stock units that will be recognized over a remaining weighted average period of 1.7 years.

Share-Based Compensation Expense

During fiscal 2022, the Company recognized share-based compensation expense of $2,095, including expense of $301 related to non-employees, and related tax benefit of $0. During fiscal 2021, the Company recognized share-based compensation expense of $2,076, including expense of $221 related to non-employees, and related tax benefit of $0.

Note 8. Defined Contribution Plan

The Company maintains a defined contribution plan for employees who meet certain eligibility requirements. As of March 8, 2021, all assets from the Rebecca Taylor, Inc. 401(k) Plan were merged into the Vince Holding Corp. 401(k) Plan. Features of these plans allow participants to contribute to a plan a percentage of their annual compensation, subject to IRS limitations. Certain plans also provide for discretionary matching contributions by the Company. The annual expense incurred by the Company for the defined contribution plan was $571 and $472 in fiscal 2022 and fiscal 2021, respectively.

Note 9. Stockholders' Equity

Common Stock

The Company currently has authorized for issuance 100,000,000 shares of its voting common stock, par value of $0.01 per share.

As of January 28, 2023 and January 29, 2022, the Company had 12,335,405 and 11,986,127 shares issued and outstanding, respectively.

At-the-Market Offering

On September 9, 2021, the Company filed a shelf registration statement on Form S-3, which was declared effective on September 21, 2021 (the "Registration Statement"). Under the Registration Statement, the Company may offer and sell up to 3,000,000 shares of common stock from time to time in one or more offerings at prices and terms to be determined at the time of the sale. In connection with the filing of the Registration Statement, the Company entered into an Open Market Sale AgreementSM with Jefferies LLC ("At-the-Market Offering"), under which the Company is able to offer and sell, from time to time, up to 1,000,000 shares of common stock, par value $0.01 per share, which shares are included in the securities registered pursuant to the Registration Statement. During the year ended January 28, 2023, the Company issued and sold 104,980 shares of common stock under the At-the-Market Offering for aggregate net proceeds of $825, at an average price of $7.86 per share. During the year ended January 29, 2022, the Company issued and sold 17,134 shares of common stock under the At-the-Market Offering for aggregate net proceeds of $150, at an average price of $8.75 per share. At January 28, 2023, 877,886 shares of common stock were available to be offered and sold under the At-the-Market Offering.

Dividends

The Company has not paid dividends, and the Company's current ability to pay such dividends is restricted by the terms of its debt agreements. The Company's future dividend policy will be determined on a yearly basis and will depend on earnings, financial condition, capital requirements, and certain other factors. The Company does not expect to declare dividends with respect to its common stock in the foreseeable future.

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

The following is a reconciliation of weighted average basic shares to weighted average diluted shares outstanding:

	Fiscal Year
	2022	2021
Weighted-average shares—basic	12,223,004	11,902,307
Effect of dilutive equity securities	—	—
Weighted-average shares—diluted	12,223,004	11,902,307

Because the Company incurred a net loss for the fiscal years ended January 28, 2023 and January 29, 2022, weighted-average basic shares and weighted-average diluted shares outstanding are equal for these periods.

Note 11. Income Taxes

The provision for income taxes consisted of the following:

	Fiscal Year
(in thousands)	2022	2021
Current:
Domestic:
Federal	$—	$—
State	132	159
Foreign	39	42
Total current	171	201
Deferred:
Domestic:
Federal	1,141	1,603
State	1,725	2,777
Foreign	—	—
Total deferred	2,866	4,380
Total provision for income taxes	$3,037	$4,581

The sources of income (loss) before provision for income taxes are from the United States, the Company's subsidiaries in the United Kingdom and the Company's French branch. The Company files U.S. federal income tax returns and income tax returns in various state and local jurisdictions.

Current income taxes are the amounts payable under the respective tax laws and regulations on each year's earnings. Deferred income tax assets and liabilities represent the tax effects of revenues, costs and expenses, which are recognized for tax purposes in different periods from those used for financial statement purposes.

The provision for income taxes was $3,037 for the year ended January 28, 2023 and primarily represents the non-cash deferred tax expense created by the current period amortization of indefinite-lived goodwill and intangible assets for tax but not for book purposes. A portion of these deferred tax liabilities cannot be used as a source to support the realization of certain deferred tax assets related to the Company's net operating losses which results in tax expense to record these deferred tax liabilities.

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

A reconciliation of the federal statutory income tax rate to the effective tax rate is as follows:

	Fiscal Year
	2022	2021
Statutory federal rate	21.0%	21.0%
State taxes, net of federal benefit	5.2%	(8.2)%
Valuation allowance	(33.6)%	(68.1)%
Return to provision adjustment	0.2%	0.3%
Non-deductible Officers Compensation	(0.4)%	(0.9)%
Rate Differential on Foreign Income	(0.1)%	(0.6)%
Other	(0.9)%	0.1%
Total	(8.6)%	(56.4)%

Deferred income tax assets and liabilities consisted of the following:

	January 28,	January 29,
(in thousands)	2023	2022
Deferred tax assets:
Depreciation and amortization	$4,166	$6,362
Employee related costs	1,049	1,690
Allowance for asset valuations	1,861	2,439
Accrued expenses	472	394
Lease liability	24,326	29,876
Net operating losses	138,702	119,625
Tax credits	92	92
Interest expense	3,348	1,281
Other	305	452
Total deferred tax assets	174,321	162,211
Less: valuation allowances	(138,490)	(126,640)
Net deferred tax assets	35,831	35,571
Deferred tax liabilities:
Indefinite lived intangibles	(25,742)	(18,067)
ROU assets	(19,023)	(23,571)
Total deferred tax liabilities	(44,765)	(41,638)
Net deferred tax (liability) asset	$(8,934)	$(6,067)
Included in:
Deferred income tax asset	$—	$—
Deferred income tax liability	(8,934)	(6,067)
Net deferred tax liability	$(8,934)	$(6,067)

As of January 28, 2023, the Company had a gross federal net operating loss of $523,522 (federal tax effected amount of $109,940) for federal income tax purposes that may be used to reduce future federal taxable income. The net operating losses for federal income tax purposes of $275,684 will expire between 2030 and 2038 for losses incurred in tax years beginning before January 1, 2018. Net operating losses of $247,838 incurred in tax years beginning after January 1, 2018 will have an indefinite carryforward period.

As of January 28, 2023, the Company had gross state net operating loss carryforward of $547,585 (tax effected net of federal benefit of $29,085) that may be used to reduce future state taxable income. The net operating loss carryforwards for state income tax purposes expire between 2028 and 2042.

As of January 28, 2023, the Company had total deferred tax assets including net operating loss carryforwards, reduced for uncertain tax positions, of $129,556, of which $102,042 and $27,328 were attributable to federal and domestic state and local jurisdictions, respectively.

The valuation allowance for deferred tax assets was $138,490 at January 28, 2023, increasing $11,850 from the valuation allowance for deferred tax assets of $126,640 at January 29, 2022. During fiscal 2022, the Company maintained a full valuation allowance on all deferred tax assets that have a definite life as the Company does not believe it is more likely than not that such deferred tax assets will be recognized. Indefinite-lived net operating losses have been recognized to the extent the Company believes they can be utilized against indefinite-lived deferred tax liabilities. Adjustments to the valuation allowance are made when there is a change in management's assessment of the amount of deferred tax assets that are realizable.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, excluding interest and penalties, is as follows:

	Fiscal Year
(in thousands)	2022	2021
Beginning balance	$556	$2,304
Increases for tax positions in current year	—	—
Increases for tax positions in prior years	—	—
Decreases for tax positions in prior years	—	(1,748)
Ending balance	$556	$556

As of January 28, 2023 and January 29, 2022, the Company had unrecognized tax benefits in the amount of $556 and $556, respectively, which would not impact the Company's effective tax rate if recognized. The statute of limitations does not begin until the net operating losses are utilized. Therefore, the unrecognized tax benefit balance will remain the same until three years after the net operating losses are used to offset taxable income. In fiscal 2021, the Company released $1,748 of the prior reserve for uncertain tax positions that were not needed. As the Company maintains a full valuation allowance, this adjustment did not impact the provision for income taxes.

The Company includes accrued interest and penalties on underpayments of income taxes in its income tax provision. As of January 28, 2023 and January 29, 2022, the Company did not have any interest and penalties accrued on its Consolidated Balance Sheets and no related provision or benefit was recognized in each of the Company's Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended January 28, 2023 and January 29, 2022. Interest is computed on the difference between the tax position recognized net of any unrecognized tax benefits and the amount previously taken or expected to be taken in the Company's tax returns.

With limited exceptions, fiscal years February 1, 2020 through January 28, 2023 remain subject to examination. For years prior to 2020, adjustments can be made by the taxing authorities only to the extent of the net operating losses carried forward.

Note 12. Leases

The Company determines if a contract contains a lease at inception. The Company has operating leases for real estate (primarily retail stores, storage, and office spaces) some of which have initial terms of 10 years, and in many instances can be extended for an additional term, while the Company's more recent leases are subject to shorter terms as a result of the implementation of the strategy to pursue shorter lease terms. The Company will not include renewal options in the underlying lease term unless the Company is reasonably certain to exercise the renewal option. Substantially all of the Company's leases require a fixed annual rent, and most require the payment of additional rent if store sales exceed a negotiated amount. These percentage rent expenses are considered as variable lease costs and are recognized in the consolidated financial statements when incurred. In addition, the Company's real estate leases may also require additional payments for real estate taxes and other occupancy-related costs which it considers as non-lease components.

ROU assets and operating lease liabilities are recognized based upon the present value of the future lease payments over the lease term. As the Company's leases do not provide an implicit borrowing rate, the Company uses an estimated incremental borrowing rate based upon a combination of market-based factors, such as market quoted forward yield curves and company specific factors, such as the Company's credit rating, lease size and duration to calculate the present value. The Company does not have any finance leases. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants. The weighted-average remaining lease term and weighted-average discount rate for our operating leases are 6.0 years and 6.4% as of January 28, 2023 and 6.0 years and 6.2% as of January 29, 2022.

Total lease cost is included in SG&A expense in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss) and is recorded net of immaterial sublease income. Some leases have a non-cancelable lease term of less than one year and therefore, the Company has elected to exclude these short-term leases from the ROU asset and lease liabilities. Short term lease costs were immaterial for fiscal year ended January 28, 2023. The Company's lease cost is comprised of the following:

	Fiscal Year
(in thousands)	2022	2021
Operating lease cost	$23,853	$24,316
Variable operating lease cost	547	389
Total lease cost	$24,400	$24,705

The operating lease cost for fiscal 2022 includes $4,090 of accelerated amortization and a $1,987 benefit from the release of operating lease liabilities associated with the wind down of the Rebecca Taylor business. See Note 2 "Wind Down of Rebecca Taylor Business" for additional information. Additionally, the operating lease cost for fiscal 2022 included a benefit of $532 for the correction of an error recorded within SG&A expenses related to various lease amendments signed during fiscal 2021 for certain Vince retail stores that were relocated during fiscal 2022, leading to an overstatement of the ROU assets and an overstatement of the lease obligations in fiscal 2021.

The operating lease cost for fiscal 2021 included a benefit of $501 for the correction of an error recorded within SG&A expenses related to a lease amendment for a retail store location signed in April 2020. The amendment lowered the base rent for fiscal 2021 through fiscal 2023 which was not accounted for upon the signing of the agreement leading to an overstatement of the ROU asset related expenses and lease liability in the first quarter of fiscal 2020.

Supplemental cash flow and non-cash information related to leases is as follows:

	Fiscal Year
(in thousands)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$28,203	$30,091
Right-of-use assets obtained in exchange for operating lease liabilities	5,957	21,965

As of January 28, 2023, the future maturity of lease liabilities are as follows:

January 28,
(in thousands)	2023
Fiscal 2023	$26,072
Fiscal 2024	23,375
Fiscal 2025	16,193
Fiscal 2026	11,566
Fiscal 2027	8,849
Thereafter	26,868
Total lease payments	112,923
Less: Imputed interest	(19,933)
Total operating lease liabilities	$92,990

The operating lease payments do not include any renewal options as such leases are not reasonably certain of being renewed as of January 28, 2023 and do not include $11,497 legally binding minimum lease payments for leases signed but not yet commenced.

Note 13. Segment and Geographical Financial Information

The Company has identified three reportable segments, as further described below. Management considered both similar and dissimilar economic characteristics, internal reporting and management structures, as well as products, customers, and supply chain logistics to identify the following reportable segments:

•
Vince Wholesale segment—consists of the Company's operations to distribute Vince brand products to major department stores and specialty stores in the United States and select international markets;
•
Vince Direct-to-consumer segment—consists of the Company's operations to distribute Vince brand products directly to the consumer through its Vince branded full-price specialty retail stores, outlet stores, e-commerce platform, and its subscription service Vince Unfold; and
•
Rebecca Taylor and Parker segment—consisted of the Company's operations to distribute Rebecca Taylor and Parker brand products to high-end department and specialty stores in the U.S. and select international markets, directly to the consumer through their own branded e-commerce platforms and Rebecca Taylor retail and outlet stores, and through its subscription service Rebecca Taylor RNTD.

On September 12, 2022, the Company announced its decision to wind down the Rebecca Taylor business. On December 22, 2022, the Company's indirectly wholly owned subsidiary, Rebecca Taylor, Inc., completed the sale of its intellectual property and certain related ancillary assets to RT IPCO, LLC, an affiliate of Ramani Group. See Note 2 "Wind Down of Rebecca Taylor Business" for further details. Substantially all Rebecca Taylor inventory was liquidated as of January 28, 2023. Additionally, all Rebecca Taylor retail and outlet stores operated by the Company were closed as of January 28, 2023 and the e-commerce site operated by the Company ceased in December 2022.

On February 17, 2023, the Company's indirectly wholly owned subsidiary, Parker Lifestyle, LLC, completed the sale of its intellectual property and certain related ancillary assets to Parker IP Co. LLC, an affiliate of BCI Brands. See Note 15 "Subsequent Events" for additional information.

The accounting policies of the Company's reportable segments are consistent with those described in Note 1 "Description of Business and Summary of Significant Accounting Policies." Unallocated corporate expenses are related to the Vince brand and are comprised of SG&A expenses attributable to corporate and administrative activities (such as marketing, design, finance, information technology, legal and human resource departments), and other charges that are not directly attributable to the Company's Vince Wholesale and Vince Direct-to-consumer reportable segments. Unallocated corporate assets are related to the Vince brand and are comprised of the carrying values of the Company's goodwill and tradename, and other assets that will be utilized to generate revenue for the Company's Vince Wholesale and Vince Direct-to-consumer reportable segments.

Summary information for the Company's reportable segments is presented below.

(in thousands)	Vince Wholesale	Vince Direct-to-consumer	Rebecca Taylor and Parker	Unallocated Corporate	Total
Fiscal Year 2022
Net Sales (1)	$169,375	$149,770	$38,297	$—	$357,442
Income (loss) before income taxes (2) (3)	43,592	2,397	(21,255)	(60,043)	(35,309)
Depreciation & Amortization	689	2,976	2,763	1,906	8,334
Capital Expenditures	100	2,007	177	498	2,782
Total Assets	83,134	95,499	981	123,731	303,345

Fiscal Year 2021
Net Sales (4)	$147,817	$135,720	$39,146	$—	$322,683
Income (loss) before income taxes	45,839	10,873	(9,209)	(55,626)	(8,123)
Depreciation & Amortization	806	2,630	990	2,070	6,496
Capital Expenditures	60	3,434	1,553	8	5,055
Total Assets	64,502	108,019	38,825	125,881	337,227

(1) Net sales for the Rebecca Taylor and Parker reportable segment for fiscal 2022 consisted of $18,508 through wholesale distribution channels and $19,789 through direct-to-consumer distribution channels.

(2) Vince Direct-to-consumer reportable segments includes a non-cash impairment charge of $1,014 related to property and equipment for fiscal 2022. See Note 1 "Description of Business and Summary of Significant Accounting Policies – (K) Impairment of Long-lived Assets" for additional information.

(3) Rebecca Taylor and Parker reportable segment includes a non-cash impairment charge of $2,566, of which $1,700 is related to the Rebecca Taylor tradename and $866 is related to property and equipment for fiscal 2022. See Note 1 "Description of Business and Summary of Significant Accounting Policies – (K) Impairment of Long-lived Assets and (L) Goodwill and Other Intangible Assets" for additional information. Fiscal 2022 also includes a $1,620 gain associated with the sale of the Rebecca Taylor tradename as well as charges associated with the wind down of the Rebecca Taylor business. See Note 2 "Wind Down of Rebecca Taylor Business" for additional information.

(4) Net sales for the Rebecca Taylor and Parker reportable segment for fiscal 2021 consisted of $24,465 through wholesale distribution channels and $14,681 through direct-to-consumer distribution channels.

The Company is domiciled in the U.S. and as of January 28, 2023, had no significant international subsidiaries and therefore substantially all of the Company's sales originate in the U.S. As a result, net sales by destination are not provided. Additionally, substantially all long-lived assets, including property and equipment, are located in the U.S.

Note 14. Related Party Transactions

Third Lien Credit Agreement

On December 11, 2020, Vince, LLC entered into the $20,000 Third Lien Credit Facility pursuant to the Third Lien Credit Agreement, by and among Vince, LLC, as the borrower, SK Financial, as agent and lender, and other lenders from time-to-time party thereto. SK Financial is an affiliate of Sun Capital, whose affiliates own, as of January 28, 2023, approximately 69% of the Company's common stock. The Third Lien Credit Facility was reviewed and approved by the Special Committee of the Company's Board of Directors, consisting solely of directors not affiliated with Sun Capital, which committee was represented by independent legal advisors.

See Note 5 "Long-Term Debt and Financing Arrangements" for additional information.

Tax Receivable Agreement

VHC entered into a Tax Receivable Agreement with the Pre-IPO Stockholders on November 27, 2013. The Company and its former subsidiaries generated certain tax benefits (including NOLs and tax credits) prior to the Restructuring Transactions consummated in connection with the Company's IPO and will generate certain section 197 intangible deductions (the "Pre-IPO Tax Benefits"), which would reduce the actual liability for taxes that the Company might otherwise be required to pay. The Tax Receivable Agreement provides for payments to the Pre-IPO Stockholders in an amount equal to 85% of the aggregate reduction in taxes payable realized by the Company and its subsidiaries from the utilization of the Pre-IPO Tax Benefits (the "Net Tax Benefit").

For purposes of the Tax Receivable Agreement, the Net Tax Benefit equals (i) with respect to a taxable year, the excess, if any, of (A) the Company's liability for taxes using the same methods, elections, conventions and similar practices used on the relevant company return assuming there were no Pre-IPO Tax Benefits over (B) the Company's actual liability for taxes for such taxable year

(the "Realized Tax Benefit"), plus (ii) for each prior taxable year, the excess, if any, of the Realized Tax Benefit reflected on an amended schedule applicable to such prior taxable year over the Realized Tax Benefit reflected on the original tax benefit schedule for such prior taxable year, minus (iii) for each prior taxable year, the excess, if any, of the Realized Tax Benefit reflected on the original tax benefit schedule for such prior taxable year over the Realized Tax Benefit reflected on the amended schedule for such prior taxable year; provided, however, that to the extent any of the adjustments described in clauses (ii) and (iii) were reflected in the calculation of the tax benefit payment for any subsequent taxable year, such adjustments shall not be taken into account in determining the Net Tax Benefit for any subsequent taxable year. To the extent that the Company is unable to make the payment under the Tax Receivable Agreement when due under the terms of the Tax Receivable Agreement for any reason, such payment would be deferred and would accrue interest at a default rate of LIBOR plus 500 basis points until paid, instead of the agreed rate of LIBOR plus 200 basis points per annum in accordance with the terms of the Tax Receivable Agreement.

While the Tax Receivable Agreement is designed with the objective of causing the Company's annual cash costs attributable to federal, state and local income taxes (without regard to the Company's continuing 15% interest in the Pre-IPO Tax Benefits) to be the same as that which the Company would have paid had the Company not had the Pre-IPO Tax Benefits available to offset its federal, state and local taxable income, there are circumstances in which this may not be the case. In particular, the Tax Receivable Agreement provides that any payments by the Company thereunder shall not be refundable. In that regard, the payment obligations under the Tax Receivable Agreement differ from a payment of a federal income tax liability in that a tax refund would not be available to the Company under the Tax Receivable Agreement even if the Company were to incur a net operating loss for federal income tax purposes in a future tax year. Similarly, the Pre-IPO Stockholders will not reimburse the Company for any payments previously made if any tax benefits relating to such payments are subsequently disallowed, although the amount of any such tax benefits subsequently disallowed will reduce future payments (if any) otherwise owed to such Pre-IPO Stockholders. In addition, depending on the amount and timing of the Company's future earnings (if any) and on other factors including the effect of any limitations imposed on the Company's ability to use the Pre-IPO Tax Benefits, it is possible that all payments required under the Tax Receivable Agreement could become due within a relatively short period of time following consummation of the Company's IPO.

If the Company had not entered into the Tax Receivable Agreement, the Company would be entitled to realize the full economic benefit of the Pre-IPO Tax Benefits to the extent allowed by federal, state, and local law. The Tax Receivable Agreement is designed with the objective of causing the Company's annual cash costs attributable to federal, state and local income taxes (without regard to the Company's continuing 15% interest in the Pre-IPO Tax Benefits) to be the same as the Company would have paid had the Company not had the Pre-IPO Tax Benefits available to offset its federal, state and local taxable income. As a result, stockholders who purchased shares in the IPO are not entitled to the economic benefit of the Pre-IPO Tax Benefits that would have been available if the Tax Receivable Agreement were not in effect, except to the extent of the Company's continuing 15% interest in the Pre-IPO Benefits.

Additionally, the payments the Company makes to the Pre-IPO Stockholders under the Tax Receivable Agreement are not expected to give rise to any incidental tax benefits to the Company, such as deductions or an adjustment to the basis of the Company's assets.

An affiliate of Sun Capital may elect to terminate the Tax Receivable Agreement upon the occurrence of a Change of Control (as defined below). In connection with any such termination, the Company is obligated to pay the present value (calculated at a rate per annum equal to LIBOR plus 200 basis points as of such date) of all remaining Net Tax Benefit payments that would be required to be paid to the Pre-IPO Stockholders from such termination date, applying the valuation assumptions set forth in the Tax Receivable Agreement (the "Early Termination Period"). "Change of control," as defined in the Tax Receivable Agreement shall mean an event or series of events by which (i) VHC shall cease directly or indirectly to own 100% of the capital stock of Vince, LLC; (ii) any "person" or "group" (as such terms are used in Section 13(d) and 14(d) of the Exchange Act), other than one or more permitted investors, shall be the "beneficial owner" (as defined in Rules 13d-3 and 13d-5 under the Exchange Act) of capital stock having more, directly or indirectly, than 35% of the total voting power of all outstanding capital stock of Vince Holding Corp. in the election of directors, unless at such time the permitted investors are direct or indirect "beneficial owners" (as so defined) of capital stock of Vince Holding Corp. having a greater percentage of the total voting power of all outstanding capital stock of VHC in the election of directors than that owned by each other "person" or "group" described above; (iii) for any reason whatsoever, a majority of the board of directors of VHC shall not be continuing directors; or (iv) a "Change of Control" (or comparable term) shall occur under (x) any term loan or revolving credit facility of VHC or its subsidiaries or (y) any unsecured, senior, senior subordinated or subordinated indebtedness of VHC or its subsidiaries, if, in each case, the outstanding principal amount thereof is in excess of $15,000. The Company may also terminate the Tax Receivable Agreement by paying the Early Termination Payment (as defined therein) to the Pre-IPO Stockholders. Additionally, the Tax Receivable Agreement provides that in the event that the Company breaches any material obligations under the Tax Receivable Agreement by operation of law as a result of the rejection of the Tax Receivable Agreement in a case commenced under the Bankruptcy Code, then the Early Termination Payment plus other outstanding amounts under the Tax Receivable Agreement shall become due and payable.

The Tax Receivable Agreement will terminate upon the earlier of (i) the date all such tax benefits have been utilized or expired, (ii) the last day of the tax year including the tenth anniversary of the IPO Restructuring Transactions and (iii) the mutual agreement of the parties thereto, unless earlier terminated in accordance with the terms thereof.

As of January 28, 2023, the Company's total obligation under the Tax Receivable Agreement was estimated to be $0 based on projected future pre-tax income. The obligation was originally recorded in connection with the IPO as an adjustment to additional paid-in capital on the Company's Consolidated Balance Sheet.

Sun Capital Consulting Agreement

On November 27, 2013, the Company entered into an agreement with Sun Capital Management to (i) reimburse Sun Capital Management Corp. ("Sun Capital Management") or any of its affiliates providing consulting services under the agreement for out-of-pocket expenses incurred in providing consulting services to the Company and (ii) provide Sun Capital Management with customary indemnification for any such services.

The agreement is scheduled to terminate on November 27, 2023, the tenth anniversary of the Company's IPO. Under the consulting agreement, the Company has no obligation to pay Sun Capital Management or any of its affiliates any consulting fees other than those which are approved by a majority of the Company's directors that are not affiliated with Sun Capital. To the extent such fees are approved in the future, the Company will be obligated to pay such fees in addition to reimbursing Sun Capital Management or any of its affiliates that provide the Company services under the consulting agreement for all reasonable out-of-pocket fees and expenses incurred by such party in connection with the provision of consulting services under the consulting agreement and any related matters. Reimbursement of such expenses shall not be conditioned upon the approval of a majority of the Company's directors that are not affiliated with Sun Capital Management and shall be payable in addition to any fees that such directors may approve.

Neither Sun Capital Management nor any of its affiliates are liable to the Company or the Company's affiliates, security holders or creditors for (1) any liabilities arising out of, related to, caused by, based upon or in connection with the performance of services under the consulting agreement, unless such liability is proven to have resulted directly and primarily from the willful misconduct or gross negligence of such person or (2) pursuing any outside activities or opportunities that may conflict with the Company's best interests, which outside activities the Company consents to and approves under the consulting agreement, and which opportunities neither Sun Capital Management nor any of its affiliates will have any duty to inform the Company of. In no event will the aggregate of any liabilities of Sun Capital Management or any of its affiliates exceed the aggregate of any fees paid under the consulting agreement.

In addition, the Company is required to indemnify Sun Capital Management, its affiliates and any successor by operation of law against any and all liabilities, whether or not arising out of or related to such party's performance of services under the consulting agreement, except to the extent proven to result directly and primarily from such person's willful misconduct or gross negligence. The Company is also required to defend such parties in any lawsuits which may be brought against such parties and advance expenses in connection therewith. In the case of affiliates of Sun Capital Management that have rights to indemnification and advancement from affiliates of Sun Capital, the Company agrees to be the indemnitor of first resort, to be liable for the full amounts of payments of indemnification required by any organizational document of such entity or any agreement to which such entity is a party, and that the Company will not make any claims against any affiliates of Sun Capital Partners for contribution, subrogation, exoneration or reimbursement for which they are liable under any organizational documents or agreement. Sun Capital Management may, in its sole discretion, elect to terminate the consulting agreement at any time. The Company may elect to terminate the consulting agreement if SCSF Cardinal, Sun Cardinal, or any of their respective affiliates' aggregate ownership of the Company's equity securities falls below 30%.

During fiscal 2022 and fiscal 2021, the Company incurred expenses of $12 and $16, respectively, under the Sun Capital Consulting Agreement.

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

Amended and Restated Certificate of Incorporation

The Company's amended and restated certificate of incorporation provides that for so long as affiliates of Sun Capital own 30% or more of the Company's outstanding shares of common stock, Sun Cardinal, a Sun Capital affiliate, has the right to designate a majority of the Company's board of directors. For so long as Sun Cardinal has the right to designate a majority of the Company's board of directors, the directors designated by Sun Cardinal may constitute a majority of each committee of the Company's board of directors (other than the Audit Committee), and the chairman of each of the committees (other than the Audit Committee) may be a director serving on the committee who is selected by affiliates of Sun Capital, provided that, at such time as the Company is not a "controlled company" under the NYSE corporate governance standards, the Company's committee membership will comply with all applicable requirements of those standards and a majority of the Company's board of directors will be "independent directors," as defined under the rules of the NYSE, subject to any applicable phase in requirements.

Note 15. Subsequent Events

Sale of Parker Intellectual Property

On February 17, 2023, the Company's indirectly wholly owned subsidiary, Parker Lifestyle, LLC, completed the sale of its intellectual property and certain related ancillary assets to Parker IP Co. LLC, an affiliate of BCI Brands for $1,025. The Company recognized a gain of $765 on the sale. Net cash proceeds from the sale were used to repay $838 of borrowings under the Term Loan Credit Facility.

Intellectual Property Asset Purchase Agreement

On April 21, 2023, Vince, LLC, a Delaware limited liability company ("Seller") and wholly owned indirect subsidiary of Vince Holding Corp., a Delaware corporation (the "Company") entered into an Intellectual Property Asset Purchase Agreement (the "Asset Purchase Agreement"), by and among Seller, ABG-Viking, LLC, a newly formed Delaware limited liability company ("ABG Vince" or "Buyer") and an indirect subsidiary of Authentic Brands Group, LLC, a Delaware corporation ("Authentic"), the Company and ABG Intermediate Holdings 2 LLC, a Delaware limited liability company ("ABG Intermediate"). The Asset Purchase Agreement provides that Vince, LLC shall sell, transfer, assign and deliver to ABG Vince on the Closing Date (as such term is defined in the Asset Purchase Agreement) all of Vince, LLC's right, title and interest in and to its intellectual property assets related to the business operated under the VINCE brand (the "Vince Business") of Vince, LLC in exchange for Buyer paying to Seller aggregate consideration consisting of (i) Buyer making a cash payment to Seller equal to $76,500 (the "Cash Consideration") and (ii) Buyer issuing units of Buyer to Seller representing a 25% ownership stake in Buyer (the "Seller Units" or the "Equity Consideration") (the "Asset Sale"). The Cash Consideration generated by the Asset Sale is expected to be used to prepay in full Vince, LLC's existing Term Loan Credit Facility and to repay a portion of the outstanding borrowings under Vince, LLC's 2018 Revolving Credit Facility. The Company expects to close the Asset Sale in May 2023. The Company would be subject to a prepayment penalty fee and other fees and expenses relating to the Asset Sale and the Second Amendment to the ABL Credit Agreement discussed below.

The consummation of the Asset Sale is subject to the satisfaction or waiver of a number of conditions on or prior to the Closing, including: the approval of the Asset Sale by the Company's stockholders; the Company's performance and satisfaction of obligations under the Asset Purchase Agreement, including delivery of required documents; that the representations or warranties made in connection with the Asset Purchase Agreement remain true and correct to the extent specified therein; that no material adverse effect has occurred; and that there is no order preventing the transactions contemplated by the Asset Purchase Agreement.

Second Amendment to ABL Credit Agreement

On April 21, 2023, Vince, LLC entered into the Second Amendment to ABL Credit Agreement, which amends that certain Amended and Restated Credit Agreement, dated as of September 7, 2021 (as amended by that certain First Amendment to Amended and Restated Credit Agreement, dated as of September 30, 2023, the Second Amendment to ABL Credit Agreement and as further amended, restated, amended and restated, supplemented, modified or otherwise in effect from time to time, the "ABL Credit Agreement") by and among Vince, LLC as the borrower, the guarantors signatory thereto, Citizens Bank, N.A. (in its individual capacity, "Citizens"), as administrative agent and collateral agent, Citizens, as an L/C Issuer, and the other lenders party thereto.

The Second Amendment to ABL Credit Agreement amends the ABL Credit Agreement to, among other things, (a) permit the sale of the intellectual property of the Vince Business contemplated in the Asset Sale, (b) replace LIBOR as an interest rate benchmark in favor of Daily Simple SOFR, subject to a credit spread adjustment of 0.10% per annum, and (c) increase the applicable margin in respect of loans under the ABL Credit Agreement to 2.75% for SOFR loans and 1.75% for base rate loans, (d) reduce the lenders' commitments to extend credit to (i) $70,000 as of the Asset Sale closing date, (ii) $65,000 as of June 30, 2023, (iii) $60,000 as of July 31, 2023, (iv) $55,000 as of September 30, 2023 and (v) $25,000 as of December 31, 2023, (e) amend the ABL Credit Agreement's maturity date to June 30, 2024, (f) reduce the capacity to incur indebtedness and liens, make investments, restricted payments and dispositions and repay certain indebtedness, (g) modify certain terms impacting the calculation of ABL Credit Agreement's borrowing base, (h) modify certain reporting requirements, (i) set the minimum excess availability covenant at $15,000, (j) remove cash dominion event qualifications related to certain obligations of Vince, LLC and certain of its subsidiaries under the ABL Credit Agreement and (k) modify certain representations and warranties, covenants and events of default in respect of documentation related to the Asset Sale.

The effectiveness of the amendments set forth above is subject to the satisfaction or waiver of certain conditions, including, without limitation, the contemporaneous consummation of the Asset Sale, prepayment of the Term Loan Credit Facility in full and other transactions contemplated by the Asset Purchase Agreement.

Third Amendment to Third Lien Credit Agreement

On April 21, 2023, Vince, LLC entered into the Third Amendment to Third Lien Credit Agreement, which amends that certain Credit Agreement, dated as of December 11, 2020 (as amended by that certain First Amendment to Credit Agreement, dated as of September 7, 2021, that certain Second Amendment to Credit Agreement, dated as of September 30, 2022, the Third Amendment to Third Lien Credit Agreement and as further amended, restated, amended and restated, supplemented, modified or otherwise in effect from time to time, the "Third Lien Credit Agreement") by and among Vince, LLC, as the borrower, the guarantors signatory thereto, SK Financial Services, LLC, as administrative agent and collateral agent, and the lenders party thereto.

The Third Amendment to Third Lien Credit Agreement amends the Third Lien Credit Agreement to, among other things, (a) permit the sale of the intellectual property of the Vince Business contemplated in the Asset Sale, (b) replace LIBOR as an interest rate benchmark in favor of Daily Simple SOFR, subject to a credit spread adjustment of 0.10% per annum, (c) amend the Third Lien Credit Agreement's maturity date to the earlier of (i) March 30, 2025 and (ii) 180 days after the maturity date under the ABL Credit Agreement, (d) reduce the capacity to incur indebtedness and liens, make investments, restricted payments and dispositions and repay certain indebtedness and (e) modify certain representations and warranties, covenants and events of default in respect of documentation related to the Asset Sale.

The effectiveness of the amendments set forth above is subject to the satisfaction or waiver of certain conditions, including, without limitation, the consummation of the Asset Sale, prepayment of the Term Loan Credit Facility in full and other transactions contemplated by the Asset Purchase Agreement.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Beginning of Period	Expense Charges, net of Reversals	Deductions and Write-offs, net of Recoveries	End of Period
Sales Allowances
Fiscal 2022	$(6,557)	$(57,276)	$55,727	$(8,106)
Fiscal 2021	(8,449)	(35,443)	37,335	(6,557)
Allowance for Doubtful Accounts
Fiscal 2022	(379)	(424)	44	(759)
Fiscal 2021	(661)	273	9	(379)
Valuation Allowances on Deferred Income Taxes
Fiscal 2022	(126,640)	(11,850)	—	(138,490)
Fiscal 2021	(119,425)	(7,215)	—	(126,640)