Form 10-Q
period 2023-04-29
VINCE HOLDING CORP.
filed 2023-06-13
CIK 1579157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 29, 2023

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

As of May 31, 2023, the registrant had 12,377,785 shares of common stock, $0.01 par value per share, outstanding.

VINCE HOLDING CORP. AND SUBSIDIARIES

INTRODUCTORY NOTE

On November 27, 2013, Vince Holding Corp. ("VHC" or the "Company"), previously known as Apparel Holding Corp., closed an initial public offering ("IPO") of its common stock and completed a series of restructuring transactions (the "Restructuring Transactions") through which Kellwood Holding, LLC acquired the non-Vince businesses, which included Kellwood Company, LLC, from the Company. The Company continues to own and operate the Vince business, which includes Vince, LLC.

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

On April 21, 2023, Vince, LLC, the Company's wholly owned indirect subsidiary, entered into an Intellectual Property Asset Purchase Agreement (the "Asset Purchase Agreement"), by and among Vince, LLC, ABG-Viking, LLC ("ABG Vince"), a newly formed indirect subsidiary of Authentic Brands Group, LLC, the Company and ABG Intermediate Holdings 2 LLC, whereby Vince, LLC will sell its intellectual property assets related to the business operated under the VINCE brand to ABG Vince at closing (the "Asset Sale"). The Company closed the Asset Sale on May 25, 2023.

For purposes of this Quarterly Report, the "Company," "we," and "our," refer to Vince Holding Corp. and our wholly owned subsidiaries, including Vince Intermediate Holding, LLC ("Vince Intermediate") and Vince, LLC. References to "Vince," "Rebecca Taylor" or "Parker" refer only to the referenced brands.

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, and any statements incorporated by reference herein, contain forward-looking statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements are indicated by words or phrases such as "may," "will," "should," "believe," "expect," "seek," "anticipate," "intend," "estimate," "plan," "target," "project," "forecast," "envision" and other similar phrases. Although we believe the assumptions and expectations reflected in these forward-looking statements are reasonable, these assumptions and expectations may not prove to be correct and we may not achieve the results or benefits anticipated. These forward-looking statements are not guarantees of actual results, and our actual results may differ materially from those suggested in the forward-looking statements. These forward-looking statements involve a number of risks and uncertainties, some of which are beyond our control, including, without limitation: our ability to maintain the license agreement with ABG Vince; ABG Vince's expansion of the Vince brand into other categories and territories; ABG Vince's approval rights and other actions; our ability to maintain adequate cash flow from operations or availability under our revolving credit facility to meet our liquidity needs; our ability to realize the benefits of our strategic initiatives; our ability to improve our profitability; the execution and management of our direct-to-consumer business growth plans; our ability to make lease payments when due; our ability to maintain our larger wholesale partners; our ability to remediate the identified material weakness in our internal control over financial reporting; our ability to comply with domestic and international laws, regulations and orders; our ability to anticipate and/or react to changes in customer demand and attract new customers, including in connection with making inventory commitments; our ability to remain competitive in the areas of merchandise quality, price, breadth of selection and customer service; our ability to attract and retain key personnel; seasonal and quarterly variations in our revenue and income; general economic conditions; further impairment of our goodwill; our ability to mitigate system security risk issues, such as cyber or malware attacks, as well as other major system failures; our ability to optimize our systems, processes and functions; our ability to comply with privacy-related obligations; our ability to ensure the proper operation of the distribution facilities by third-party logistics providers; fluctuations in the price, availability and quality of raw materials; commodity, raw material and other cost increases; the extent of our foreign sourcing; our reliance on independent manufacturers; other tax matters; and other factors as set forth from time to time in our Securities and Exchange Commission filings, including those described in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 28, 2023 (the "2022 Annual Report on Form 10-K") under the heading "Part I, Item 1A—Risk Factors." We intend these forward-looking statements to speak only as of the date of this Quarterly Report on Form 10-Q and do not undertake to update or revise them as more information becomes available, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data, unaudited)

	April 29,	January 28,
	2023	2023
Assets
Current assets:
Cash and cash equivalents	$422	$1,079
Trade receivables, net of allowance for doubtful accounts of $640 and $759 at April 29, 2023 and January 28, 2023, respectively	17,372	20,733
Inventories, net	80,036	90,008
Prepaid expenses and other current assets	4,201	3,515
Total current assets	102,031	115,335
Property and equipment, net	9,409	10,479
Operating lease right-of-use assets, net	68,741	72,616
Intangible assets, net	—	70,106
Goodwill	31,973	31,973
Assets held for sale	69,957	260
Other assets	1,983	2,576
Total assets	$284,094	$303,345

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$45,976	$49,396
Accrued salaries and employee benefits	4,247	4,301
Other accrued expenses	16,731	15,020
Short-term lease liabilities	19,354	20,892
Current portion of long-term debt	3,500	3,500
Total current liabilities	89,808	93,109
Long-term debt	102,442	108,078
Long-term lease liabilities	67,044	72,098
Deferred income tax liability	3,649	8,934
Other liabilities	850	869

Commitments and contingencies (Note 9)

Stockholders' equity:
Common stock at $0.01 par value (100,000,000 shares authorized, 12,371,125 and 12,335,405 shares issued and outstanding at April 29, 2023 and January 28, 2023, respectively)	124	123
Additional paid-in capital	1,143,721	1,143,295
Accumulated deficit	(1,123,461)	(1,123,080)
Accumulated other comprehensive loss	(83)	(81)
Total stockholders' equity	20,301	20,257
Total liabilities and stockholders' equity	$284,094	$303,345

See notes to unaudited condensed consolidated financial statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except share and per share data, unaudited)

	Three Months Ended
	April 29,	April 30,
	2023	2022
Net sales	$64,056	$78,376
Cost of products sold	34,464	42,741
Gross profit	29,592	35,635
Gain on sale of intangible assets	(765)	—
Selling, general and administrative expenses	32,733	40,920
Loss from operations	(2,376)	(5,285)
Interest expense, net	3,290	1,884
Loss before income taxes	(5,666)	(7,169)
(Benefit) provision for income taxes	(5,285)	—
Net loss	$(381)	$(7,169)
Other comprehensive loss:
Foreign currency translation adjustments	(2)	(6)
Comprehensive loss	$(383)	$(7,175)

Loss per share:
Basic loss per share	$(0.03)	$(0.60)
Diluted loss per share	$(0.03)	$(0.60)
Weighted average shares outstanding:
Basic	12,342,355	12,030,826
Diluted	12,342,355	12,030,826

See notes to unaudited condensed consolidated financial statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity

(in thousands, except share amounts, unaudited)

	Common Stock
	Number of Shares Outstanding	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of January 28, 2023	12,335,405	$123	$1,143,295	$(1,123,080)	$(81)	$20,257
Comprehensive loss:
Net loss	—	—	—	(381)	—	(381)
Foreign currency translation adjustment	—	—	—	—	(2)	(2)
Share-based compensation expense	—	—	420	—	—	420
Restricted stock unit vestings	34,983	1	—	—	—	1
Tax withholdings related to restricted stock vesting	(1,148)	—	(8)	—	—	(8)
Issuance of common stock related to Employee Stock Purchase Plan ("ESPP")	1,885	—	14	—	—	14
Balance as of April 29, 2023	12,371,125	$124	$1,143,721	$(1,123,461)	$(83)	$20,301

	Common Stock
	Number of Shares Outstanding	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of January 29, 2022	11,986,127	$120	$1,140,516	$(1,084,734)	$(122)	$55,780
Comprehensive loss:
Net loss	—	—	—	(7,169)	—	(7,169)
Foreign currency translation adjustment	—	—	—	—	(6)	(6)
Common stock issuance, net of certain fees	36,874	—	305	—	—	305
Share-based compensation expense	—	—	609	—	—	609
Restricted stock unit vestings	118,831	1	(1)	—	—	—
Tax withholdings related to restricted stock vesting	(16,962)	—	(148)	—	—	(148)
Issuance of common stock related to ESPP	2,663	—	23	—	—	23
Balance as of April 30, 2022	12,127,533	$121	$1,141,304	$(1,091,903)	$(128)	$49,394

See notes to unaudited condensed consolidated financial statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands, unaudited)

	Three Months Ended
	April 29, 2023	April 30, 2022
Operating activities
Net loss	$(381)	$(7,169)
Add (deduct) items not affecting operating cash flows:
Depreciation and amortization	1,366	1,558
Provision for bad debt	126	39
Gain on sale of intangible assets	(765)	—
Amortization of deferred financing costs	519	214
Deferred income taxes	(5,285)	—
Share-based compensation expense	420	609
Capitalized PIK Interest	913	699
Changes in assets and liabilities:
Receivables, net	3,235	4,773
Inventories	9,974	(4,803)
Prepaid expenses and other current assets	(683)	69
Accounts payable and accrued expenses	(1,723)	(2,164)
Other assets and liabilities	(2,438)	1,767
Net cash provided by (used in) operating activities	5,278	(4,408)
Investing activities
Payments for capital expenditures	(115)	(622)
Proceeds from sale of intangible assets	1,025	—
Net cash provided by (used in) investing activities	910	(622)
Financing activities
Proceeds from borrowings under the Revolving Credit Facilities	63,827	91,573
Repayment of borrowings under the Revolving Credit Facilities	(68,841)	(86,507)
Repayment of borrowings under the Term Loan Facilities	(1,713)	—
Proceeds from common stock issuance, net of certain fees	—	305
Tax withholdings related to restricted stock vesting	(8)	(148)
Proceeds from stock option exercises, restricted stock vesting, and issuance of common stock under employee stock purchase plan	15	23
Financing fees	(125)	—
Net cash (used in) provided by financing activities	(6,845)	5,246
(Decrease) increase in cash, cash equivalents, and restricted cash	(657)	216
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	—	(15)
Cash, cash equivalents, and restricted cash, beginning of period	1,116	1,096
Cash, cash equivalents, and restricted cash, end of period	459	1,297
Less: restricted cash at end of period	37	37
Cash and cash equivalents per balance sheet at end of period	$422	$1,260

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$877	$877
Cash payments for income taxes, net of refunds	6	9
Supplemental Disclosures of Non-Cash Investing and Financing Activities
Capital expenditures in accounts payable and accrued liabilities	104	181
Deferred financing fees in accrued liabilities	925	—

See notes to unaudited condensed consolidated financial statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

Note 1. Description of Business and Basis of Presentation

(A) Description of Business: The Company is a global retail company that operates the Vince brand women's and men's ready to wear business. Vince, established in 2002, is a leading global luxury apparel and accessories brand best known for creating elevated yet understated pieces for every day effortless style. Previously, the Company also owned and operated the Rebecca Taylor and Parker brands until the sale of the respective intellectual property was completed, as discussed below.

On April 21, 2023 the Company entered into a strategic partnership ("Authentic Transaction") with Authentic Brands Group, LLC ("Authentic"), a global brand development, marketing and entertainment platform, whereby the Company will contribute its intellectual property to a newly formed Authentic subsidiary ("ABG Vince") for total consideration of $76,500 in cash and a 25% membership interest in ABG Vince. Through the agreement, Authentic will own the majority stake of 75% membership interest in ABG Vince. The Company closed the Asset Sale on May 25, 2023. The Cash Consideration generated by the Asset Sale was used to prepay in full Vince, LLC's existing Term Loan Credit Facility (as defined below) and to repay a portion of the outstanding borrowings under Vince, LLC's 2018 Revolving Credit Facility (as defined below). On May 25, 2023, in connection with the Authentic Transaction, Vince, LLC, entered into a License Agreement (the "License Agreement") with ABG-Vince LLC, which provides Vince, LLC with an exclusive, long-term license to use the Licensed Property in the Territory to the Approved Accounts (each as defined in the License Agreement). See Note 14 "Subsequent Events" for additional information.

Concurrent with the Authentic Transaction, Vince, LLC entered into the certain Consent and Second Amendment to Amended and Restated Credit Agreement (the "Second Amendment to ABL Credit Agreement") to adjust the initial commitment level commensurate with the expected net proceeds after transaction related fees and the expected debt pay down, and to revise the maturity date to June 30, 2024, among other things, which was effective upon the closing of the Asset Sale. See Note 4 "Long-Term Debt and Financing Arrangements" for additional information.

Rebecca Taylor, founded in 1996 in New York City, was a contemporary womenswear line lauded for its signature prints, romantic detailing and vintage inspired aesthetic, reimagined for a modern era. On September 12, 2022, the Company announced its decision to wind down the Rebecca Taylor business. On December 22, 2022, the Company's indirectly wholly owned subsidiary, Rebecca Taylor, Inc., completed the sale of its intellectual property and certain related ancillary assets to RT IPCO, LLC, an affiliate of Ramani Group.

Parker, founded in 2008 in New York City, was a contemporary women's fashion brand that was trend focused. During the first half of fiscal 2020 the Company decided to pause the creation of new products for the Parker brand to focus resources on the operations of the Vince and Rebecca Taylor brands. On February 17, 2023, the Company's indirectly wholly owned subsidiary, Parker Lifestyle, LLC, completed the sale of its intellectual property and certain related ancillary assets to Parker IP Co. LLC, an affiliate of BCI Brands, for $1,025. The Company recognized a gain of $765 on the sale. Net cash proceeds from the sale were used to repay $838 of borrowings under the Term Loan Credit Facility.

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

(B) Basis of Presentation: The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP") and the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. Therefore, these financial statements should be read in conjunction with VHC's audited financial statements for the fiscal year ended January 28, 2023, as set forth in the 2022 Annual Report on Form 10-K.

The condensed consolidated financial statements include the Company's accounts and the accounts of the Company's wholly-owned subsidiaries as of April 29, 2023. All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) and disclosures necessary for a fair statement. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or the fiscal year as a whole.

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

(D) Sources and Uses of Liquidity: The Company's sources of liquidity are cash and cash equivalents, cash flows from operations, if any, borrowings available under the 2018 Revolving Credit Facility (as amended and restated and as defined below) and the Company's ability to access the capital markets, including the Open Market Sale AgreementSM entered into with Jefferies LLC in September 2021 (see Note 7 "Stockholders' Equity" for further information). The Company's primary cash needs are funding working capital requirements, including royalty payments under the License Agreement, meeting debt service requirements and capital expenditures for new stores and related leasehold improvements. The most significant components of the Company's working capital are cash and cash equivalents, accounts receivable, inventories, accounts payable and other current liabilities.

Our recent financial results have been, and our future financial results may be, subject to substantial fluctuations, and may be impacted by business conditions and macroeconomic factors as discussed below. While these potential fluctuations of our results introduce inherent uncertainty in our projections of liquidity, based on our current expectations, during the next twelve months from the date these financial statements are issued, we expect to meet our monthly Excess Availability covenant (as defined in the A&R Revolving Credit Facility Agreement, as amended, and as defined below) and believe that our other sources of liquidity will generate sufficient cash flows to meet our obligations during this twelve month period. The foregoing expectation is dependent on a number of factors, including, among others, our ability to generate sufficient cash flow from operations, our ongoing ability to manage our operating obligations, the results of any future inventory valuations and the potential borrowing restrictions imposed by our lenders based on their credit judgment, which could materially and negatively impact our borrowing capacity, the wind down of the Rebecca Taylor business, as well as macroeconomic factors. Any material negative impact from these factors or others could require us to implement alternative plans to satisfy our liquidity needs which may be unsuccessful. In the event that we are unable to timely service our debt, meet other contractual payment obligations or fund our other liquidity needs, we may need to refinance all or a portion of our indebtedness before maturity, seek waivers of or amendments to our contractual obligations for payment, reduce or delay scheduled expansions and capital expenditures, liquidate inventory through additional discounting, sell assets or operations or seek other financing opportunities.

The Second Amendment to ABL Credit Agreement has amended the maturity date of the 2018 Revolving Credit Facility to June 30, 2024. There can be no assurance that we will be able to refinance the 2018 Revolving Credit Facility on reasonable terms, if at all. See Note 4 "Long-Term Debt and Financing Arrangements" and Part II, Item 1A "Risk Factors" for further information.

(E) Revenue Recognition: The Company recognizes revenue when performance obligations identified under the terms of contracts with its customers are satisfied, which generally occurs upon the transfer of control in accordance with the contractual terms and conditions of the sale. Sales are recognized when the control of the goods are transferred to the customer for the Company's wholesale business, upon receipt by the customer for the Company's e-commerce business, and at the time of sale to the consumer for the Company's retail business. See Note 12 "Segment Financial Information" for disaggregated revenue amounts by segment.

Revenue associated with gift cards is recognized upon redemption and unredeemed balances are considered a contract liability and recorded within other accrued expenses, which are subject to escheatment within the jurisdictions in which the Company operates. As of April 29, 2023 and January 28, 2023, the contract liability was $1,537 and $1,617, respectively. For the three months ended April 29, 2023, the Company recognized $111 of revenue that was previously included in the contract liability as of January 28, 2023.

(F) Recent Accounting Pronouncements: Except as noted below, the Company has considered all recent accounting pronouncements and has concluded that there are no recent accounting pronouncements that may have a material impact on its Consolidated Financial Statements, based on current information.

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13: "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments". The ASU requires an impairment model (known as the current expected credit loss ("CECL") model) that is based on expected losses rather than incurred losses. Under the new guidance, each reporting entity should estimate an allowance for expected credit losses, which is intended to result in more timely recognition of losses. The new standard applies to trade receivables arising from revenue transactions. Under Accounting Standards Codification 606, revenue is recognized when, among other criteria, it is probable that an entity will collect the consideration it is entitled to when goods or services are transferred to a customer. When trade receivables are recorded, they become subject to the CECL model and estimates of expected credit losses on trade receivables over their contractual life will be required to be recorded at inception based on historical information, current conditions, and reasonable and supportable forecasts. The Company adopted the guidance on January 29, 2023, the first day of fiscal 2023, which did not have a material effect on the Company's consolidated financial statements.

Note 2. Goodwill and Intangible Assets

Net goodwill balances and changes therein by segment were as follows:

(in thousands)	Vince Wholesale	Vince Direct-to-consumer	Rebecca Taylor and Parker	Total Net Goodwill
Balance as of January 28, 2023	$31,973	$—	$—	$31,973
Balance as of April 29, 2023	$31,973	$—	$—	$31,973

The total carrying amount of goodwill is net of accumulated impairments of $101,845.

The following tables present a summary of identifiable intangible assets:

(in thousands)	Gross Amount	Accumulated Amortization	Accumulated Impairments	Reclassification to Assets Held for Sale	Net Book Value
Balance as of April 29, 2023
Amortizable intangible assets:
Customer relationships (1)	$11,970	$(9,113)	$—	$(2,857)	$—
Indefinite-lived intangible assets:
Tradenames (1)	101,850	—	(34,750)	(67,100)	—
Total intangible assets (2)	$113,820	$(9,113)	$(34,750)	$(69,957)	$—

________

(1) On April 21, 2023, the Company entered into the Authentic Transaction with Authentic and as a result, the Vince tradename and Vince customer relationships were classified as held for sale. Amortization of the Vince customer relationships has ceased. The Vince tradename and Vince customer relationships held for sale assets are presented within the unallocated corporate non-reportable segment.

(2) This table excludes the Parker tradename and customer relationships. On February 17, 2023, the Company's indirectly wholly owned subsidiary, Parker Lifestyle, LLC, completed the sale of its intellectual property and certain related ancillary assets to Parker IP Co. LLC, an affiliate of BCI Brands. See Note 1 "Description of Business and Basis of Presentation - (A) Description of Business" for further information.

(in thousands)	Gross Amount	Accumulated Amortization	Accumulated Impairments	Reclassification to Assets Held for Sale	Net Book Value
Balance as of January 28, 2023
Amortizable intangible assets:
Customer relationships	$31,355	$(22,234)	$(6,115)	$—	$3,006
Tradenames (3)	13,100	(313)	(12,527)	(260)	—
Indefinite-lived intangible assets:
Tradenames	101,850	—	(34,750)	—	67,100
Total intangible assets	$146,305	$(22,547)	$(53,392)	$(260)	$70,106

________

(3) During the third quarter of fiscal 2022, the Parker tradename was classified as held for sale and amortization ceased.

Amortization of identifiable intangible assets was $149 for the three months ended April 29, 2023, and $164 for the three months ended April 30, 2022.

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

The Company did not have any non-financial assets or non-financial liabilities recognized at fair value on a recurring basis at April 29, 2023 or January 28, 2023. At April 29, 2023 and January 28, 2023, the Company believes that the carrying values of cash and cash equivalents, receivables, and accounts payable approximate fair value, due to the short-term maturity of these instruments. The Company's debt obligations with a carrying value of $108,018 and $113,832 as of April 29, 2023 and January 28, 2023, respectively, are at variable interest rates. Borrowings under the Company's 2018 Revolving Credit Facility (as amended and restated and as defined below) are recorded at carrying value, which approximates fair value due to the frequent nature of such borrowings and repayments. The Company considers this as a Level 2 input. The fair value of the Company's Term Loan Credit Facility (as defined below) and the Third Lien Credit Facility (as defined below) was approximately $27,000 and $27,000, respectively, as of April 29, 2023, and $29,000 and $27,000, respectively, as of January 28, 2023, based upon estimated market value calculations that factor principal, time to maturity, interest rate, and current cost of debt. The Company considers this a Level 3 input.

The Company's non-financial assets, which primarily consist of goodwill, intangible assets, operating lease right-of-use ("ROU") assets, and property and equipment, are not required to be measured at fair value on a recurring basis and are reported at their carrying values. However, on a periodic basis whenever events or changes in circumstances indicate that their carrying value may not be fully recoverable (and at least annually for goodwill and indefinite-lived intangible assets), non-financial assets are assessed for impairment and, if applicable, written down to (and recorded at) fair value.

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

Note 4. Long-Term Debt and Financing Arrangements

Debt obligations consisted of the following:

	April 29,	January 28,
(in thousands)	2023	2023
Long-term debt:
Term Loan Facilities	$27,665	$29,378
Revolving Credit Facilities	53,484	58,498
Third Lien Credit Facility	26,869	25,956
Total debt principal	108,018	113,832
Less: current portion of long-term debt	3,500	3,500
Less: deferred financing costs	2,076	2,254
Total long-term debt	$102,442	$108,078

Term Loan Credit Facility

On September 7, 2021, Vince, LLC entered into a new $35,000 senior secured term loan credit facility (the "Term Loan Credit Facility") pursuant to a Credit Agreement (the "Term Loan Credit Agreement") by and among Vince, LLC, as the borrower, the guarantors named therein, PLC Agent, LLC, as administrative agent and collateral agent, and the other lenders from time to time party thereto. Vince Holding Corp. and Vince Intermediate Holding, LLC ("Vince Intermediate") are guarantors under the Term Loan Credit Facility. The Term Loan Credit Facility matures on the earlier of September 7, 2026 and 91 days after the maturity date of the 2018 Revolving Credit Facility (as defined below).

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

The Term Loan Credit Facility contains a requirement that Vince, LLC will maintain an availability under its 2018 Revolving Credit Facility of the greater of 10% of the commitments thereunder or $9,500. The Term Loan Credit Facility did not permit dividends prior to April 30, 2022, or an earlier date designated by Vince, LLC (the period until such date, the "Accommodation Period") and now permits them to the extent that no default or event of default is continuing or would result from a contemplated dividend, so long as after giving pro forma effect to the contemplated dividend subtracting any accounts payable amounts that are or are projected to be past due for the following six months, excess availability for such six month period will be at least the greater of 25.0% of the aggregate lending commitments and $15,000. In addition, the Term Loan Credit Facility contains customary representations and warranties, other covenants, and events of default, including but not limited to, limitations on the incurrence of additional indebtedness, liens, burdensome agreements, guarantees, investments, loans, asset sales, mergers, acquisitions, prepayment of other debt, the repurchase of capital stock, transactions with affiliates, and the ability to change the nature of its business or its fiscal year, and distributions and dividends. Furthermore, the Term Loan Credit Facility is subject to a Borrowing Base (as defined in the Term Loan Credit Agreement) which can, under certain conditions result in the imposition of a reserve under the 2018 Revolving Credit Facility. As of April 29, 2023, the Company was in compliance with applicable covenants.

All obligations under the Term Loan Credit Facility are guaranteed by Vince Intermediate and the Company and any future material domestic restricted subsidiaries of Vince, LLC and secured by a lien on substantially all of the assets of the Company, Vince, LLC and Vince Intermediate and any future material domestic restricted subsidiaries.

On September 30, 2022, Vince, LLC entered into the First Amendment to the Term Loan Credit Agreement (the "TL First Amendment"). The TL First Amendment, among other things, (i) requires more frequent borrowing base reporting and establishes variance reporting in connection with the Rebecca Taylor, Inc. liquidation; (ii) removes the assets (other than intellectual property) of the Rebecca Taylor, Inc. and Parker Holding, LLC companies from the term loan borrowing base; (iii) permits the sale of the intellectual property of the Rebecca Taylor, Inc. and Parker Holding, LLC companies and the Rebecca Taylor, Inc. liquidation; (iv) amends the ABL (as defined in the Term Loan Credit Agreement) excess availability covenant to provide the Company with up to $5,000 of additional potential liquidity through December 28, 2022; and (v) requires prepayment of the Obligations in an amount equal to 100% of the Net Cash Proceeds received from the sale of the intellectual property of the Rebecca Taylor, Inc. and Parker Holding, LLC companies to be applied against the Obligations as outlined in the TL First Amendment. On December 22, 2022, the Company's indirectly wholly owned subsidiary, Rebecca Taylor, Inc., completed the sale of its intellectual property and certain related ancillary assets and net cash proceeds of $2,997 were used to repay a portion of the Term Loan Credit Facility. On February 17, 2023, the Company's indirectly wholly owned subsidiary, Parker Lifestyle, LLC, completed the sale of its intellectual property and certain related ancillary assets and net cash proceeds of $838 were used to repay a portion of the Term Loan Credit Facility.

In connection with the TL First Amendment, Vince, LLC agreed to pay the term lenders fees equal to (i) $600 and (ii) if the underlying term loan is not paid in full by January 31, 2023, an additional $850, which is payable upon Payment in Full of the Term Loan Credit Facility.

As a result of the TL First Amendment, the Company incurred a total of $1,525 of financing costs. In accordance with ASC Topic 470, "Debt", the Company accounted for this amendment as a debt modification and recorded $75 of the financing costs paid to third parties within selling, general and administrative expenses on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for fiscal 2022. The remaining $1,450 of financing costs were recorded as deferred debt issuance costs (which is presented within Long-term debt on the Condensed Consolidated Balance Sheets) which will be amortized over the remaining term of the Term Loan Credit Facility.

Through April 29, 2023, on an inception to date basis, the Company has made repayments of $7,335 on the Term Loan Credit Facility.

On May 25, 2023, utilizing proceeds from the Asset Sale, the Company repaid all outstanding amounts under the Term Loan Credit Facility and the Term Loan Credit Facility was terminated. See Note 14 "Subsequent Events" for further details.

2018 Revolving Credit Facility

On August 21, 2018, Vince, LLC entered into an $80,000 senior secured revolving credit facility (the "2018 Revolving Credit Facility" as amended and restated as described below) pursuant to a credit agreement by and among Vince, LLC, as the borrower, VHC and Vince Intermediate, as guarantors, Citizens Bank, N.A. ("Citizens"), as administrative agent and collateral agent, and the other lenders from time to time party thereto. The 2018 Revolving Credit Facility provides for a revolving line of credit of up to $80,000, subject to a Loan Cap, which is the lesser of (i) the Borrowing Base as defined in the credit agreement for the 2018 Revolving Credit Facility and (ii) the aggregate commitments, as well as a letter of credit sublimit of $25,000. It also provides for an increase in aggregate commitments of up to $20,000.

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

The Third Revolver Amendment also (a) waived events of default; (b) temporarily increased the applicable margin on all borrowings of revolving loans by 0.75% per annum during the Third Amendment Accommodation Period and increased the LIBOR floor from 0% to 1.0%; (c) eliminated Vince, LLC's and any loan party's ability to designate subsidiaries as unrestricted and to make certain payments, restricted payments and investments during the Third Amendment Extended Accommodation Period; (d) temporarily suspended the Fixed Charge Coverage Ratio covenant through the Third Amendment Extended Accommodation Period; (e) required Vince, LLC to maintain a Fixed Charge Coverage Ratio of 1.0 to 1.0 in the event the excess availability under the 2018 Revolving Credit Facility was less than (x) $10,000 between September 6, 2020 and January 9, 2021, (y) $12,500 between January 10, 2021 and January 31, 2021 and (z) $15,000 at all other times during the Third Amendment Extended Accommodation Period; (f) imposed a requirement (y) to pay down the 2018 Revolving Credit Facility to the extent cash on hand exceeded $5,000 on the last day of each week and (z) that, after giving effect to any borrowing thereunder, Vince, LLC may have no more than $5,000 of cash on hand; (g) permitted Vince, LLC to incur up to $8,000 of additional secured debt (in addition to any interest accrued or paid in kind), to the extent subordinated to the 2018 Revolving Credit Facility on terms reasonably acceptable to Citizens; (h) established a method for imposing a successor reference rate if LIBOR should become unavailable, (i) extended the delivery periods for (x) annual financial statements for the fiscal year ended February 1, 2020 to June 15, 2020 and (y) quarterly financial statements for the fiscal quarters ended May 2, 2020 and August 1, 2020 to July 31, 2020 and October 29, 2020, respectively, and (j) granted ongoing relief through September 30, 2020 with respect to certain covenants regarding the payment of lease obligations.

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

Concurrently with the TL First Amendment, on September 30, 2022, Vince, LLC entered into the First Amendment to the A&R Revolving Credit Facility Agreement (the "ABL First Amendment"). The ABL First Amendment, among other things, (i) requires more frequent borrowing base reporting and establishes variance reporting in connection with the Rebecca Taylor, Inc. liquidation; (ii) amends the definition of "Availability Reserves" to account for the difference between the aggregate amount of the ABL borrowing base attributable to the assets of the Rebecca Taylor, Inc. and Parker Holding, LLC companies and the amounts received (or anticipated to be received) as net proceeds of asset sales in connection with the Rebecca Taylor, Inc. liquidation; (iii) permits the sale of the intellectual property of the Rebecca Taylor, Inc. and Parker Holding, LLC companies and the Rebecca Taylor, Inc. liquidation; (iv) amends the excess availability covenant to provide the Company with up to $5,000 of additional potential liquidity through December 28, 2022; and (v) removes the assets of the Rebecca Taylor, Inc. and Parker Holding, LLC companies from the borrowing base from and after November 30, 2022. In connection with the ABL First Amendment, Vince, LLC agreed to pay the ABL lenders fees equal to (i) $375 and (ii) if the ABL was not paid in full by December 15, 2022, an additional $125, which was paid on January 31, 2023.

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

On April 21, 2023, Vince, LLC entered into the certain Consent and Second Amendment to Amended and Restated Credit Agreement (the "Second Amendment to ABL Credit Agreement"), which amends that certain Amended and Restated Credit Agreement, dated as of September 7, 2021 (as amended by that certain First Amendment to Amended and Restated Credit Agreement, dated as of September 30, 2022, the Second Amendment to ABL Credit Agreement and as further amended, restated, amended and restated, supplemented, modified or otherwise in effect from time to time, the "ABL Credit Agreement") by and among Vince, LLC as the borrower, the guarantors signatory thereto, Citizens, as administrative agent and collateral agent, Citizens, as an L/C Issuer, and the other lenders party thereto.

The Second Amendment to ABL Credit Agreement amends the ABL Credit Agreement to, among other things, (a) permit the sale of the intellectual property related to the business operated under the Vince brand contemplated in the Asset Sale, (b) replace LIBOR as an interest rate benchmark in favor of Daily Simple SOFR, subject to a credit spread adjustment of 0.10% per annum, and (c) increase the applicable margin in respect of loans under the ABL Credit Agreement to 2.75% for SOFR loans and 1.75% for base rate loans, (d) reduce the lenders' commitments to extend credit to (i) $70,000 as of the Asset Sale closing date, (ii) $65,000 as of June 30, 2023, (iii) $60,000 as of July 31, 2023, (iv) $55,000 as of September 30, 2023 and (v) $25,000 as of December 31, 2023, (e) amend the ABL Credit Agreement's maturity date to June 30, 2024, (f) reduce the capacity to incur indebtedness and liens, make investments, restricted payments and dispositions and repay certain indebtedness, (g) modify certain terms impacting the calculation of ABL Credit Agreement's borrowing base, (h) modify certain reporting requirements, (i) set the minimum excess availability covenant at $15,000, (j) remove cash dominion event qualifications related to certain obligations of Vince, LLC and certain of its subsidiaries under the ABL Credit Agreement and (k) modify certain representations and warranties, covenants and events of default in respect of documentation related to the Asset Sale.

The amendments set forth above became effective upon the contemporaneous consummation of the Asset Sale, the prepayment of the Term Loan Credit Facility in full and other transactions contemplated by the Asset Purchase Agreement. See Note 14 "Subsequent Events" for further information.

As of April 29, 2023, the Company was in compliance with applicable covenants. As of April 29, 2023, $20,399 was available under the 2018 Revolving Credit Facility, net of the Loan Cap, and there were $53,484 of borrowings outstanding and $5,104 of letters of credit outstanding under the 2018 Revolving Credit Facility. The weighted average interest rate for borrowings outstanding under the 2018 Revolving Credit Facility as of April 29, 2023 was 6.6%.

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

SK Financial is an affiliate of Sun Capital Partners, Inc. ("Sun Capital"), whose affiliates own, as of April 29, 2023, approximately 69% of the Company's common stock. The Third Lien Credit Facility was reviewed and approved by the Special Committee of the Company's Board of Directors, consisting solely of directors not affiliated with Sun Capital, which committee was represented by independent legal advisors.

Interest on loans under the Third Lien Credit Facility is payable in kind at a rate equal to the LIBOR rate (subject to a floor of 1.0%) plus applicable margins subject to a pricing grid based on minimum Consolidated EBITDA (as defined in the Third Lien Credit Agreement). During the continuance of certain specified events of default, interest may accrue on the loans under the Third Lien Credit Facility at a rate of 2.0% in excess of the rate otherwise applicable to such amount. The Third Lien Credit Facility contains representations, covenants and conditions that are substantially similar to those under the Company's 2018 Term Loan Facility, except the Third Lien Credit Facility does not contain any financial covenants.

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

On April 21, 2023, Vince, LLC entered into that certain Consent and Third Amendment to Credit Agreement (the "Third Amendment to Third Lien Credit Agreement"), which amends that certain Credit Agreement, dated as of December 11, 2020 (as amended by that certain First Amendment to Credit Agreement, dated as of September 7, 2021, that certain Second Amendment to Credit Agreement, dated as of September 30, 2022, the Third Amendment to Third Lien Credit Agreement and as further amended, restated, amended and restated, supplemented, modified or otherwise in effect from time to time, the "Third Lien Credit Agreement") by and among Vince, LLC, as the borrower, the guarantors signatory thereto, SK Financial Services, LLC, as administrative agent and collateral agent, and the lenders party thereto.

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

The amendments set forth above became effective upon the consummation of the Asset Sale, the prepayment of the Term Loan Credit Facility in full and other transactions contemplated by the Asset Purchase Agreement. See Note 14 "Subsequent Events" for further information.

Note 5. Inventory

Inventories consisted of finished goods. As of April 29, 2023 and January 28, 2023, finished goods, net of reserves were $80,036 and $90,008, respectively.

Note 6. Share-Based Compensation

Employee Stock Plans

Vince 2013 Incentive Plan

In connection with the IPO, the Company adopted the Vince 2013 Incentive Plan, which provides for grants of stock options, stock appreciation rights, restricted stock and other stock-based awards. In May 2018, the Company filed a Registration Statement on Form S-8 to register an additional 660,000 shares of common stock available for issuance under the Vince 2013 Incentive Plan. Additionally, in September 2020, the Company filed a Registration Statement on Form S-8 to register an additional 1,000,000 shares of common stock available for issuance under the Vince 2013 Incentive Plan. The aggregate number of shares of common stock which may be issued or used for reference purposes under the Vince 2013 Incentive Plan or with respect to which awards may be granted may not exceed 1,000,000 shares. The shares available for issuance under the Vince 2013 Incentive Plan may be, in whole or in part, either authorized and unissued shares of the Company's common stock or shares of common stock held in or acquired for the Company's treasury. In general, if awards under the Vince 2013 Incentive Plan are canceled for any reason, or expire or terminate unexercised, the shares covered by such award may again be available for the grant of awards under the Vince 2013 Incentive Plan. As of April 29, 2023, there were 887,988 shares under the Vince 2013 Incentive Plan available for future grants. Options granted pursuant to the Vince 2013 Incentive Plan typically vest in equal installments over four years, subject to the employees' continued employment and expire on the earlier of the tenth anniversary of the grant date or upon termination as outlined in the Vince 2013 Incentive Plan. Restricted stock units ("RSUs") granted typically vest in equal installments over a three-year period or vest in equal installments over four years, subject to the employees' continued employment.

Employee Stock Purchase Plan

The Company maintains an employee stock purchase plan ("ESPP") for its employees. Under the ESPP, all eligible employees may contribute up to 10% of their base compensation, up to a maximum contribution of $10 per year. The purchase price of the stock is 90% of the fair market value, with purchases executed on a quarterly basis. The plan is defined as compensatory, and accordingly, a charge for compensation expense is recorded to selling, general and administrative ("SG&A") expense for the difference between the fair market value and the discounted purchase price of the Company's common stock. During the three months ended April 29, 2023, 1,885 shares of common stock were issued under the ESPP. During the three months ended April 30, 2022, 2,663 shares of common stock were issued under the ESPP. As of April 29, 2023, there were 58,690 shares available for future issuance under the ESPP.

Stock Options

A summary of stock option activity for the three months ended April 29, 2023 is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 28, 2023	58	$38.77	2.7	$—
Granted	—	$—
Exercised	—	$—
Forfeited or expired	—	$—
Outstanding at April 29, 2023	58	$38.77	2.4	$—

Vested and exercisable at April 29, 2023	58	$38.77	2.4	$—

Restricted Stock Units

A summary of restricted stock unit activity for the three months ended April 29, 2023 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested restricted stock units at January 28, 2023	550,293	$9.44
Granted	13,553	$7.40
Vested	(34,983)	$11.92
Forfeited	(16,765)	$9.49
Non-vested restricted stock units at April 29, 2023	512,098	$9.21

Share-Based Compensation Expense

The Company recognized share-based compensation expense of $420 and $609, including expense of $54 and $126 related to non-employees, during the three months ended April 29, 2023 and April 30, 2022, respectively.

Note 7. Stockholders' Equity

At-the-Market Offering

On September 9, 2021, the Company filed a shelf registration statement on Form S-3, which was declared effective on September 21, 2021 (the "Registration Statement"). Under the Registration Statement, the Company may offer and sell up to 3,000,000 shares of common stock from time to time in one or more offerings at prices and terms to be determined at the time of the sale. In connection with the filing of the Registration Statement, the Company entered into an Open Market Sale AgreementSM with Jefferies LLC ("At-the-Market Offering"), under which the Company is able to offer and sell, from time to time, up to 1,000,000 shares of common stock, par value $0.01 per share, which shares are included in the securities registered pursuant to the Registration Statement. During the three months ended April 29, 2023, the Company did not make any offerings or sales of shares of common stock under the At-the-Market Offering. During the three months ended April 30, 2022, the Company issued and sold 36,874 shares of common stock under the At-the-Market Offering for aggregate net proceeds of $305, at an average price of $8.27 per share. At April 29, 2023, 877,886 shares of common stock were available to be offered and sold under the At-the-Market Offering.

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

The following is a reconciliation of weighted average basic shares to weighted average diluted shares outstanding:

	Three Months Ended
	April 29,	April 30,
	2023	2022
Weighted-average shares—basic	12,342,355	12,030,826
Effect of dilutive equity securities	—	—
Weighted-average shares—diluted	12,342,355	12,030,826

Because the Company incurred a net loss for the three months ended April 29, 2023 and April 30, 2022, weighted-average basic shares and weighted-average diluted shares outstanding are equal for these periods.

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

Note 10. Income Taxes

The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year. In interim periods where the entity is experiencing losses, an entity must make assumptions concerning its future taxable income and determine whether the realization of future tax benefits is more likely than not. The benefit for income taxes of $5,285 for the three months ended April 29, 2023 is due to a $6,127 discrete tax impact from the change in classification of the Company's Vince tradename indefinite-lived intangibles to Assets Held for Sale offset by $842 of tax expense from applying the Company's estimated effective tax rate for the fiscal year to the three-months pre-tax loss excluding discrete items. The change in classification of the Company's Vince tradename indefinite-lived intangibles resulted in a reversal of the non-cash deferred tax liability previously created by the amortization of indefinite-lived tradename intangible asset recognized for tax but not for book purposes as this non-cash deferred tax liability can now be used as a source to support the realization of certain deferred tax assets related to the Company's net operating losses. The Company's estimated effective tax rate for the fiscal year is primarily driven by the non-cash deferred tax expense created by the current period amortization of indefinite-lived goodwill for tax but not for book purposes. A portion of these deferred tax liabilities cannot be used as a source to support the realization of certain deferred tax assets related to the Company's net operating losses which results in additional tax expense for the amortization difference for goodwill.

For the three months ended April 30, 2022, the Company had year-to-date ordinary losses for the interim period and was anticipating annual ordinary income for the fiscal year. The Company had determined that it was more likely than not that the tax benefit of the year-to-date loss would not be realized in the prior year or future years and accordingly, the Company’s effective tax was 0% for the three months ended April 30, 2022.

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

Total lease cost is included in SG&A expense in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and is recorded net of immaterial sublease income. Some leases have a non-cancelable lease term of less than one year and therefore, the Company has elected to exclude these short-term leases from its ROU asset and lease liabilities. Short term lease costs were immaterial for the three months ended April 29, 2023 and April 30, 2022. The Company's lease cost is comprised of the following:

	Three Months Ended
	April 29,	April 30,
(in thousands)	2023	2022
Operating lease cost	$3,797	$6,320
Variable operating lease cost	28	234
Total lease cost	$3,825	$6,554

The operating lease cost for the three months ended April 29, 2023, included a benefit of $779 for the correction of an error recorded within SG&A expenses related to a lease modification that occurred during fiscal 2022 for a Vince retail store, leading to an overstatement of the ROU assets and an overstatement of the lease obligations in fiscal 2022.

As of April 29, 2023, the future maturity of lease liabilities are as follows:

April 29,
(in thousands)	2023
Fiscal 2023	$18,912
Fiscal 2024	21,990
Fiscal 2025	15,349
Fiscal 2026	11,698
Fiscal 2027	8,985
Thereafter	28,534
Total lease payments	105,468
Less: Imputed interest	(19,070)
Total operating lease liabilities	$86,398

The operating lease payments do not include any renewal options as such leases are not reasonably certain of being renewed as of April 29, 2023, and do not include $12,427 of legally binding minimum lease payments for leases signed but not yet commenced.

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

The accounting policies of the Company's reportable segments are consistent with those described in Note 1 to the audited consolidated financial statements of VHC for the fiscal year ended January 28, 2023 included in the 2022 Annual Report on Form 10-K. Unallocated corporate expenses are related to the Vince brand and are comprised of SG&A expenses attributable to corporate and administrative activities (such as marketing, design, finance, information technology, legal and human resource departments), and other charges that are not directly attributable to the Company's Vince Wholesale and Vince Direct-to-consumer reportable segments. Unallocated corporate assets are related to the Vince brand and are comprised of the carrying values of the Company's goodwill and other assets that will be utilized to generate revenue for the Company's Vince Wholesale and Vince Direct-to-consumer reportable segments. In addition, as of April 29, 2023, unallocated corporate assets includes assets held for sale, which is comprised of the Vince brand tradename and Vince customer relationships. Prior to its classification as assets held for sale, the Vince customer relationships were included within the Vince Wholesale segment.

Summary information for the Company's reportable segments is presented below.

(in thousands)	Vince Wholesale	Vince Direct-to-consumer	Rebecca Taylor and Parker	Unallocated Corporate	Total
Three Months Ended April 29, 2023
Net Sales (1)	$32,467	$31,508	$81	$—	$64,056
Income (loss) before income taxes (2) (3)	8,571	1,101	1,192	(16,530)	(5,666)

Three Months Ended April 30, 2022
Net Sales (4)	$33,464	$34,782	$10,130	$—	$78,376
Income (loss) before income taxes	10,163	(802)	(1,484)	(15,046)	(7,169)

(in thousands)	Vince Wholesale	Vince Direct-to-consumer	Rebecca Taylor and Parker	Unallocated Corporate	Total
April 29, 2023
Total Assets	$66,116	$94,083	$23	$123,872	$284,094

January 28, 2023
Total Assets	$83,134	$95,499	$981	$123,731	$303,345

________

(1) Net sales for the Rebecca Taylor and Parker reportable segment for the three months ended April 29, 2023 consisted of $81 through wholesale distribution channels of residual revenue contracted prior to the sale of the Rebecca Taylor tradename.

(2) Rebecca Taylor and Parker reportable segment includes a $765 gain associated with the sale of the Parker tradename, a net benefit of $624 from the wind down of the Rebecca Taylor business, primarily related to the release of operating lease liabilities as a result of lease terminations, and $150 of transaction related expenses associated with the sale of the Parker tradename. See Note 1 "Description of Business and Basis of Presentation - (A) Description of Business" for further information.

(3) Unallocated Corporate includes $2,741 of transaction related expenses associated with the Asset Sale.

(4) Net sales for the Rebecca Taylor and Parker reportable segment for the three months ended April 30, 2022 consisted of $4,874 through wholesale distribution channels and $5,256 through direct-to-consumer distribution channels.

Note 13. Related Party Transactions

Third Lien Credit Agreement

On December 11, 2020, Vince, LLC entered into the $20,000 Third Lien Credit Facility pursuant to the Third Lien Credit Agreement, by and among Vince, LLC, as the borrower, SK Financial, as agent and lender, and other lenders from time-to-time party thereto. SK Financial is an affiliate of Sun Capital, whose affiliates own, as of April 29, 2023, approximately 69% of the Company's common stock. The Third Lien Credit Facility was reviewed and approved by the Special Committee of the Company's Board of Directors, consisting solely of directors not affiliated with Sun Capital, which committee was represented by independent legal advisors.

See Note 4 "Long-Term Debt and Financing Arrangements" for additional information.

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

As of April 29, 2023, the Company's total obligation under the Tax Receivable Agreement was estimated to be $0 based on projected future pre-tax income.

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

During the three months ended April 29, 2023 and April 30, 2022, the Company incurred expenses of $3 and $8, respectively, under the Sun Capital Consulting Agreement.

Note 14. Subsequent Events

Asset Sale

On April 21, 2023 the Company entered into the Asset Purchase Agreement (defined below), pursuant to which Vince, LLC (or "Seller") agreed to sell and transfer to ABG-Vince LLC (f/k/a ABG-Viking, LLC) ("Buyer"), an indirect subsidiary of Authentic, all intellectual property assets related to the business operated under the VINCE brand of Seller to Buyer in exchange for Buyer paying to Seller aggregate consideration consisting of (i) Buyer making a cash payment equal to $76,500 and (ii) Buyer issuing units of Buyer to Seller representing a 25% ownership stake in Buyer (the "Seller Units") (the "Asset Sale"). The Asset Sale was consummated in accordance with the terms of the Asset Purchase Agreement on May 25, 2023 (the "Closing Date"). Pursuant to the terms of the Asset Purchase Agreement, Buyer paid gross proceeds of $76,500 in cash and issued to Seller the Seller Units.

In connection with the Asset Sale, the Company anticipates incurring total transaction related expenses of approximately $6,000, of which $2,741 was incurred during the three months ended April 29, 2023. The Company utilized the net proceeds received to prepay in full the Term Loan Credit Facility (as discussed in further detail below) and to repay a portion of the outstanding borrowings under the 2018 Revolving Credit Facility.

Operating Agreement

On May 25, 2023, in connection with the closing (the "Closing") of the Asset Sale pursuant to the Intellectual Property Asset Purchase Agreement (the "Asset Purchase Agreement"), dated as of April 21, 2023, by and among Seller, Buyer, the Company and ABG Intermediate Holdings 2 LLC, Seller and Buyer entered into an Amended and Restated Limited Liability Company Agreement of ABG-Vince, LLC (the "Operating Agreement"), which evidences the ownership by Seller of the Seller Units and, among other things, provides for the management of the business and the affairs of the Buyer, the allocation of profits and losses, the distribution of cash of the Buyer among its members and the rights, obligations and interests of the members to each other and to the Buyer.

License Agreement

On May 25, 2023, in connection with the Closing, Seller and Buyer entered into a License Agreement (the "License Agreement"), which provides Vince, LLC with a license to use the Licensed Property in the Territory to the Approved Accounts (each as defined in the License Agreement).

The initial term of the License Agreement begins on May 25, 2023, the date on which the Closing actually occurred, and ends at the end of the Company's 2032 fiscal year, unless sooner terminated pursuant to the terms of the License Agreement. Vince, LLC has the option to renew the License Agreement on the terms set forth in the License Agreement for eight consecutive periods of ten years each, unless the License Agreement is sooner terminated pursuant to its terms or Vince, LLC is in material breach of the License Agreement and such breach has not been cured within the specified cure period. Vince, LLC may elect not to renew the term for a renewal term.

Vince, LLC will pay Buyer a royalty on net sales of Licensed Products and committed to an annual guaranteed minimum royalty of $11,000 and annual minimum net sales as specified in the License Agreement, in each case, during the initial term of the License Agreement, except that the guaranteed minimum royalty and minimum net sales for the first contract year during the initial term will be prorated to the period beginning on the Closing Date and ending at the end of the Company's 2023 fiscal year. The annual guaranteed minimum royalty and annual minimum net sales for each subsequent renewal term will be the greater of (i) a percentage as set forth in the License Agreement of the guaranteed minimum net royalty or the minimum net sales (as applicable) of the immediately preceding contract year, and (ii) the average of actual Royalties (as defined in the License Agreement, with respect to the guaranteed minimum royalty) or actual Net Sales (as defined in the License Agreement, with respect to the annual minimum net sales) during certain years as set forth in the License Agreement of the preceding initial term or renewal term (as applicable). Vince, LLC will pay royalties comprised of a low single digit percentage of net sales arising from retail and e-commerce sales of Licensed Products and a mid single digit percentage of net sales arising from wholesale sales of such Licensed Products.

Prepayment of Term Loan Credit Facility

On May 25, 2023, utilizing proceeds from the Asset Sale, the Company repaid all outstanding amounts of $28,724, including accrued interest and a prepayment penalty of $553, under the Term Loan Credit Facility. The Term Loan Credit Facility was terminated. In addition, the Company repaid $850 of fees due in accordance with the TL First Amendment (see Note 4 "Long-Term Debt and Financing Arrangements" for further information).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes our consolidated operating results, financial condition and liquidity. The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (this "Quarterly Report"). All amounts disclosed are in thousands except store counts, share and per share data and percentages. See Note 1 "Description of Business and Basis of Presentation" within the notes to the Condensed Consolidated Financial Statements in this Quarterly Report for further information.

This discussion contains forward-looking statements involving risks, uncertainties and assumptions that could cause our results to differ materially from expectations. For a discussion of the risks facing our business see "Item 1A—Risk Factors" of this Quarterly Report as well as in our 2022 Annual Report on Form 10-K.

Executive Overview

We are a global retail company that operates the Vince brand women's and men's ready to wear business. Previously, we also owned and operated the Rebecca Taylor and Parker brands until the sale of the respective intellectual property was completed, as discussed below.

Vince, established in 2002, is a leading global luxury apparel and accessories brand best known for creating elevated yet understated pieces for every day effortless style. Vince operates 50 full-price retail stores, 17 outlet stores, its e-commerce site, vince.com and through its subscription service Vince Unfold, vinceunfold.com, as well as through premium wholesale channels globally.

On April 21, 2023 the Company entered into a strategic partnership ("Authentic Transaction") with Authentic Brands Group, LLC ("Authentic"), a global brand development, marketing and entertainment platform, whereby the Company will contribute its intellectual property to a newly formed Authentic subsidiary ("ABG Vince") for total consideration of $76,500 in cash and a 25% membership interest in ABG Vince. Through the agreement, Authentic will own the majority stake of 75% membership interest in ABG Vince. The Company closed the Asset Sale on May 25, 2023. The Cash Consideration generated by the Asset Sale was used to prepay in full Vince, LLC's existing Term Loan Credit Facility (as defined below) and to repay a portion of the outstanding borrowings under Vince, LLC's 2018 Revolving Credit Facility (as defined below). On May 25, 2023, in connection with the Authentic Transaction, Vince, LLC, entered into a License Agreement (the "License Agreement") with ABG-Vince LLC, which provides Vince, LLC with an exclusive, long-term license to use the Licensed Property in the Territory to the Approved Accounts (each as defined in the License Agreement). See Note 14 "Subsequent Events" to the Condensed Consolidated Financial Statements in this Quarterly Report for additional information.

Concurrent with the Authentic Transaction, Vince, LLC entered into the certain Consent and Second Amendment to Amended and Restated Credit Agreement (the "Second Amendment to ABL Credit Agreement") to adjust the initial commitment level commensurate with the expected net proceeds after transaction related fees and the expected debt pay down, and to revise the maturity date to June 30, 2024, among other things, which was effective upon the closing of the Asset Sale. See Note 4 "Long-Term Debt and Financing Arrangements" to the Condensed Consolidated Financial Statements in this Quarterly Report for additional information.

Rebecca Taylor, founded in 1996 in New York City, was a contemporary womenswear line lauded for its signature prints, romantic detailing and vintage inspired aesthetic, reimagined for a modern era. On September 12, 2022, the Company announced its decision to wind down the Rebecca Taylor business. On December 22, 2022, the Company's indirectly wholly owned subsidiary, Rebecca Taylor, Inc., completed the sale of its intellectual property and certain related ancillary assets to RT IPCO, LLC, an affiliate of Ramani Group. The Rebecca Taylor collection was previously available through retail stores and outlet stores, through its branded e-commerce site and through its subscription service Rebecca Taylor RNTD, as well as through major department and specialty stores in the U.S. and in select international markets. All Rebecca Taylor retail and outlet stores operated by the Company were closed as of January 28, 2023 and the e-commerce site operated by the Company ceased in December 2022.

Parker, founded in 2008 in New York City, was a contemporary women's fashion brand that was trend focused. During the first half of fiscal 2020 the Company decided to pause the creation of new products to focus resources on the operations of the Vince and Rebecca Taylor brands. On February 17, 2023, the Company's indirectly wholly owned subsidiary, Parker Lifestyle, LLC, completed the sale of its intellectual property and certain related ancillary assets to Parker IP Co. LLC, an affiliate of BCI Brands. See Note 1 "Description of Business and Basis of Presentation - (A) Description of Business" to the Condensed Consolidated Financial Statements in this Quarterly Report for further information. The Parker collection was previously available through major department stores and specialty stores worldwide as well as through its e-commerce website.

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

The following table presents, for the periods indicated, our operating results as a percentage of net sales, as well as earnings (loss) per share data:

	Three Months Ended
	April 29, 2023		April 30, 2022
		% of Net		% of Net
	Amount	Sales	Amount	Sales
(in thousands, except per share data and percentages)
Statements of Operations:
Net sales	$64,056	100.0%	$78,376	100.0%
Cost of products sold	34,464	53.8%	42,741	54.5%
Gross profit	29,592	46.2%	35,635	45.5%
Gain on sale of intangible assets	(765)	(1.2)%	—	0.0%
Selling, general and administrative expenses	32,733	51.1%	40,920	52.2%
Loss from operations	(2,376)	(3.7)%	(5,285)	(6.7)%
Interest expense, net	3,290	5.1%	1,884	2.4%
Loss before income taxes	(5,666)	(8.8)%	(7,169)	(9.1)%
(Benefit) provision for income taxes	(5,285)	(8.2)%	—	0.0%
Net loss	$(381)	(0.6)%	$(7,169)	(9.1)%
Loss per share:
Basic loss per share	$(0.03)		$(0.60)
Diluted loss per share	$(0.03)		$(0.60)

Three Months Ended April 29, 2023 Compared to Three Months Ended April 30, 2022

Net sales for the three months ended April 29, 2023 were $64,056, decreasing $14,320, or 18.3%, versus $78,376 for the three months ended April 30, 2022.

Gross profit decreased 17.0% to $29,592 for the three months ended April 29, 2023 from $35,635 in the prior year first quarter. As a percentage of sales, gross margin was 46.2%, compared with 45.5% in the prior year first quarter. The total gross margin rate increase was primarily driven by the following factors:

•
The favorable impact from lower freight costs which contributed positively by approximately 620 basis points; and
•
The favorable impact from the wind down of the Rebecca Taylor business, which historically operated at a lower overall gross margin, contributed positively by approximately 80 basis points; partly offset by
•
The unfavorable impact from higher discounts in the wholesale off-price channel contributed negatively by approximately 560 basis points; and
•
The unfavorable impact from an increase in promotional activity in the Direct-to-consumer segment which contributed negatively by approximately 110 basis points.

Gain on sale of intangible assets for the three months ended April 29, 2023 was $765 related to the sale of the Parker intellectual property and certain related ancillary assets. See Note 1 "Description of Business and Basis of Presentation - (A) Description of Business" to the Condensed Consolidated Financial Statements in this Quarterly Report for further information.

Selling, general and administrative ("SG&A") expenses for the three months ended April 29, 2023 were $32,733, decreasing $8,187, or 20.0%, versus $40,920 for the three months ended April 30, 2022. SG&A expenses as a percentage of sales were 51.1%

and 52.2% for the three months ended April 29, 2023 and April 30, 2022, respectively. The change in SG&A expenses compared to the prior fiscal year period was primarily due to:

•
$5,939 net decrease in total SG&A expenses resulting from the wind down of the Rebecca Taylor brand;
•
$1,300 of decreased compensation and benefits, partly due to lower incentive-based compensation;
•
$1,275 of decreased rent expense primarily due to lease modifications;
•
$970 of decreased marketing and advertising costs; and
•
$782 of decreased consulting and other third-party costs primarily due to investments in the prior year related to our customer facing technologies to further expand our omni-channel capabilities and our e-commerce platforms; partly offset by
•
$2,741 of transaction related expenses associated with the Asset Sale.

Interest expense, net increased $1,406, or 74.6%, to $3,290 in the three months ended April 29, 2023 from $1,884 in the three months ended April 30, 2022, primarily due to higher interest rates.

(Benefit) provision for income taxes for the three months ended April 29, 2023 was $5,285 which is due to a $6,127 discrete tax impact from the change in classification of the Company's Vince tradename indefinite-lived intangibles to Assets Held for Sale offset by $842 of tax expense from applying the Company's estimated effective tax rate for the fiscal year to the three-months pre-tax loss excluding discrete items. The change in classification of the Company's Vince tradename indefinite-lived intangibles resulted in a reversal of the non-cash deferred tax liability previously created by the amortization of indefinite-lived tradename intangible asset recognized for tax but not for book purposes as this non-cash deferred tax liability can now be used as a source to support the realization of certain deferred tax assets related to the Company's net operating losses. The Company's estimated effective tax rate for the fiscal year is primarily driven by the non-cash deferred tax expense created by the current period amortization of indefinite-lived goodwill for tax but not for book purposes. A portion of these deferred tax liabilities cannot be used as a source to support the realization of certain deferred tax assets related to the Company's net operating losses which results in additional tax expense for the amortization difference for goodwill. The provision for income taxes was $0 for the three months ended April 30, 2022 as the Company was anticipating annual ordinary income for the fiscal year and the Company had determined that it was more likely than not that the tax benefit of the year-to-date loss would not be realized in the prior year or future years. See Note 10 "Income Taxes" to the Condensed Consolidated Financial Statements in this Quarterly Report for further information.

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

On February 17, 2023, the Company's indirectly wholly owned subsidiary, Parker Lifestyle, LLC, completed the sale of its intellectual property and certain related ancillary assets to Parker IP Co. LLC, an affiliate of BCI Brands. See Note 1 "Description of Business and Basis of Presentation - (A) Description of Business" to the Condensed Consolidated Financial Statements in this Quarterly Report for additional information.

Unallocated corporate expenses are related to the Vince brand and are comprised of SG&A expenses attributable to corporate and administrative activities (such as marketing, design, finance, information technology, legal and human resource departments), and other charges that are not directly attributable to the Company's Vince Wholesale and Vince Direct-to-consumer reportable segments. In addition, unallocated corporate includes the transaction related expenses associated with the Asset Sale.

	Three Months Ended
	April 29,	April 30,
(in thousands)	2023	2022
Net Sales:
Vince Wholesale	$32,467	$33,464
Vince Direct-to-consumer	31,508	34,782
Rebecca Taylor and Parker	81	10,130
Total net sales	$64,056	$78,376

Income (loss) from operations:
Vince Wholesale	$8,571	$10,163
Vince Direct-to-consumer	1,101	(802)
Rebecca Taylor and Parker	1,192	(1,484)
Subtotal	10,864	7,877
Unallocated corporate	(13,240)	(13,162)
Total loss from operations	$(2,376)	$(5,285)

Vince Wholesale

	Three Months Ended
(in thousands)	April 29, 2023	April 30, 2022	$ Change
Net sales	$32,467	$33,464	$(997)
Income from operations	8,571	10,163	(1,592)

Net sales from our Vince Wholesale segment decreased $997, or 3.0%, to $32,467 in the three months ended April 29, 2023 from $33,464 in the three months ended April 30, 2022, primarily due to lower full-price shipments partly offset by an increase in off-price shipments.

Income from operations from our Vince Wholesale segment decreased $1,592, or 15.7%, to $8,571 in the three months ended April 29, 2023 from $10,163 in the three months ended April 30, 2022, primarily due to a decline in gross margin and lower net sales as noted above.

Vince Direct-to-consumer

	Three Months Ended
(in thousands)	April 29, 2023	April 30, 2022	$ Change
Net sales	$31,508	$34,782	$(3,274)
Income (loss) from operations	1,101	(802)	1,903

Net sales from our Vince Direct-to-consumer segment decreased $3,274, or 9.4%, to $31,508 in the three months ended April 29, 2023 from $34,782 in the three months ended April 30, 2022. Comparable sales decreased $2,750, or 8.2%, including e-commerce, primarily due to a decrease in e-commerce traffic. Non-comparable sales declined $524 which includes new stores which have not completed 13 full fiscal months of operations and Vince Unfold. Since April 30, 2022, one net store has closed bringing our total retail store count to 67 (consisting of 50 full price stores and 17 outlet stores) as of April 29, 2023, compared to 68 (consisting of 50 full price stores and 18 outlet stores) as of April 30, 2022.

Our Vince Direct-to-consumer segment had income from operations of $1,101 in the three months ended April 29, 2023 compared to a loss from operations of $802 in the three months ended April 30, 2022. The change was primarily driven by a decrease in SG&A expenses driven by decreased rent expense, as well as higher investments in our customer facing technologies to further expand our omni-channel capabilities and in our e-commerce platforms in the prior year.

Rebecca Taylor and Parker

	Three Months Ended
(in thousands)	April 29, 2023	April 30, 2022	$ Change
Net sales	$81	$10,130	$(10,049)
Income (loss) from operations	1,192	(1,484)	2,676

Net sales from our Rebecca Taylor and Parker segment decreased $10,049, or 99.2%, to $81 in the three months ended April 29, 2023 from $10,130 in the three months ended April 30, 2022, as a result of the wind down of the Rebecca Taylor and Parker businesses.

Our Rebecca Taylor and Parker segment had income from operations of $1,192 in the three months ended April 29, 2023 compared to a loss from operations of $1,484 in the three months ended April 30, 2022. The change was primarily driven by the wind down of the Rebecca Taylor business. In addition, income from operations for the three months ended April 29, 2023 includes a $765 gain associated with the sale of the Parker tradename, a net benefit of $624 from the wind down of the Rebecca Taylor business, primarily related to the release of operating lease liabilities as a result of lease terminations, and $150 of transaction related expenses associated with the sale of the Parker tradename.

Liquidity and Capital Resources

Our sources of liquidity are cash and cash equivalents, cash flows from operations, if any, borrowings available under the 2018 Revolving Credit Facility (as amended and restated and as defined below) and our ability to access the capital markets, including our Open Market Sale AgreementSM entered into with Jefferies LLC in September 2021 (see Note 7 "Stockholders' Equity" to the Condensed Consolidated Financial Statements in this Quarterly Report for further information). Our primary cash needs are funding working capital requirements, including royalty payments under the License Agreement, meeting our debt service requirements, and capital expenditures for new stores and related leasehold improvements. The most significant components of our working capital are cash and cash equivalents, accounts receivable, inventories, accounts payable and other current liabilities.

Our recent financial results have been, and our future financial results may be, subject to substantial fluctuations, and may be impacted by business conditions and macroeconomic factors as discussed below. While these potential fluctuations of our results introduce inherent uncertainty in our projections of liquidity, based on our current expectations, during the next twelve months from the date these financial statements are issued, we expect to meet our monthly Excess Availability covenant (as defined in the A&R Revolving Credit Facility Agreement, as amended, and as defined below) and believe that our other sources of liquidity will generate sufficient cash flows to meet our obligations during this twelve month period. The foregoing expectation is dependent on a number of factors, including, among others, our ability to generate sufficient cash flow from operations, our ongoing ability to manage our operating obligations, the results of any future inventory valuations and the potential borrowing restrictions imposed by our lenders based on their credit judgment, which could materially and negatively impact our borrowing capacity, the wind down of the Rebecca Taylor business, as well as macroeconomic factors. Any material negative impact from these factors or others could require us to implement alternative plans to satisfy our liquidity needs which may be unsuccessful. In the event that we are unable to timely service our debt, meet other contractual payment obligations or fund our other liquidity needs, we may need to refinance all or a portion of our indebtedness before maturity, seek waivers of or amendments to our contractual obligations for payment, reduce or delay scheduled expansions and capital expenditures, liquidate inventory through additional discounting, sell assets or operations or seek other financing opportunities.

Upon closing of the Authentic Transaction, and the consummation of the amendments in the Second Amendment to ABL Credit Agreement, as discussed above within "Executive Overview" and below within "Financing Activities", the Company believes it has strengthened its overall balance sheet and increased its working capital by prepaying in full the outstanding borrowings under Vince, LLC's Term Loan Credit Facility and repaying a portion of the outstanding borrowings under Vince, LLC's 2018 Revolving Credit Facility. The Second Amendment to ABL Credit Agreement has amended the maturity date of the 2018 Revolving Credit Facility to June 30, 2024. There can be no assurance that we will be able to refinance the 2018 Revolving Credit Facility on reasonable terms, if at all. See Note 4 "Long-Term Debt and Financing Arrangements" and Note 14 "Subsequent Events" to the Condensed Consolidated Financial Statements, as well as Part II, Item 1A "Risk Factors" in this Quarterly Report for further information.

Operating Activities

	Three Months Ended
(in thousands)	April 29, 2023	April 30, 2022
Operating activities
Net loss	$(381)	$(7,169)
Add (deduct) items not affecting operating cash flows:
Depreciation and amortization	1,366	1,558
Provision for bad debt	126	39
Gain on sale of intangible assets	(765)	—
Amortization of deferred financing costs	519	214
Deferred income taxes	(5,285)	—
Share-based compensation expense	420	609
Capitalized PIK Interest	913	699
Changes in assets and liabilities:
Receivables, net	3,235	4,773
Inventories	9,974	(4,803)
Prepaid expenses and other current assets	(683)	69
Accounts payable and accrued expenses	(1,723)	(2,164)
Other assets and liabilities	(2,438)	1,767
Net cash provided by (used in) operating activities	$5,278	$(4,408)

Net cash provided by operating activities during the three months ended April 29, 2023 was $5,278, which consisted of a net loss of $381, impacted by non-cash items of $(2,706) and cash provided by working capital of $8,365. Net cash provided by working capital primarily resulted from a cash inflow in inventory of $9,974 primarily due to conservative inventory management and the sell-through of excess inventory, a cash inflow in receivables, net of $3,235 primarily due to the timing of collections, partly offset by a cash outflow in accounts payable and accrued expenses of $1,723 primarily due to the timing of payments to vendors.

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

Investing Activities

	Three Months Ended
(in thousands)	April 29, 2023	April 30, 2022
Investing activities
Payments for capital expenditures	$(115)	$(622)
Proceeds from sale of intangible assets	1,025	—
Net cash provided by (used in) investing activities	$910	$(622)

Net cash provided by investing activities of $910 during the three months ended April 29, 2023 primarily represents the proceeds received from the sale of the Parker intangible assets (see Note 1 "Description of Business and Basis of Presentation - (A) Description of Business" to the Condensed Consolidated Financial Statements in this Quarterly Report for additional information).

Net cash used in investing activities of $622 during the three months ended April 30, 2022 represents capital expenditures primarily related to retail store buildouts, including leasehold improvements and store fixtures, as well as the investment in our information technology systems.

Financing Activities

	Three Months Ended
(in thousands)	April 29, 2023	April 30, 2022
Financing activities
Proceeds from borrowings under the Revolving Credit Facilities	$63,827	$91,573
Repayment of borrowings under the Revolving Credit Facilities	(68,841)	(86,507)
Repayment of borrowings under the Term Loan Facilities	(1,713)	—
Proceeds from common stock issuance, net of certain fees	—	305
Tax withholdings related to restricted stock vesting	(8)	(148)
Proceeds from stock option exercises, restricted stock vesting, and issuance of common stock under employee stock purchase plan	15	23
Financing fees	(125)	—
Net cash (used in) provided by financing activities	$(6,845)	$5,246

Net cash used in financing activities was $6,845 during the three months ended April 29, 2023, primarily consisting of $5,014 of net repayments of borrowings under the 2018 Revolving Credit Facility and the repayment of $1,713 of borrowings under the Term Loan Credit Facility.

Net cash provided by financing activities was $5,246 during the three months ended April 30, 2022, primarily consisting of $5,066 of net proceeds from borrowings under the 2018 Revolving Credit Facility.

Term Loan Credit Facility

On September 7, 2021, Vince, LLC entered into a new $35,000 senior secured term loan credit facility (the "Term Loan Credit Facility") pursuant to a Credit Agreement (the "Term Loan Credit Agreement") by and among Vince, LLC, as the borrower, the guarantors named therein, PLC Agent, LLC, as administrative agent and collateral agent, and the other lenders from time to time party thereto. Vince Holding Corp. and Vince Intermediate Holding, LLC ("Vince Intermediate") are guarantors under the Term Loan Credit Facility. The Term Loan Credit Facility matures on the earlier of September 7, 2026 and 91 days after the maturity date of the 2018 Revolving Credit Facility (as defined below).

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

The Term Loan Credit Facility contains a requirement that Vince, LLC will maintain an availability under its 2018 Revolving Credit Facility of the greater of 10% of the commitments thereunder or $9,500. The Term Loan Credit Facility did not permit dividends prior to April 30, 2022, or an earlier date designated by Vince, LLC (the period until such date, the "Accommodation Period") and now permits them to the extent that no default or event of default is continuing or would result from a contemplated dividend, so long as after giving pro forma effect to the contemplated dividend subtracting any accounts payable amounts that are or are projected to be past due for the following six months, excess availability for such six month period will be at least the greater of 25.0% of the aggregate lending commitments and $15,000. In addition, the Term Loan Credit Facility contains customary representations and warranties, other covenants, and events of default, including but not limited to, limitations on the incurrence of additional indebtedness, liens, burdensome agreements, guarantees, investments, loans, asset sales, mergers, acquisitions, prepayment of other debt, the repurchase of capital stock, transactions with affiliates, and the ability to change the nature of its business or its fiscal year, and distributions and dividends. Furthermore, the Term Loan Credit Facility is subject to a Borrowing Base (as defined in the Term Loan Credit Agreement) which can, under certain conditions result in the imposition of a reserve under the 2018 Revolving Credit Facility. As of April 29, 2023, the Company was in compliance with applicable covenants.

All obligations under the Term Loan Credit Facility are guaranteed by Vince Intermediate and the Company and any future material domestic restricted subsidiaries of Vince, LLC and secured by a lien on substantially all of the assets of the Company, Vince, LLC and Vince Intermediate and any future material domestic restricted subsidiaries.

On September 30, 2022, Vince, LLC entered into the First Amendment to the Term Loan Credit Agreement (the "TL First Amendment"). The TL First Amendment, among other things, (i) requires more frequent borrowing base reporting and establishes variance reporting in connection with the Rebecca Taylor, Inc. liquidation; (ii) removes the assets (other than intellectual property) of the Rebecca Taylor, Inc. and Parker Holding, LLC companies from the term loan borrowing base; (iii) permits the sale of the intellectual property of the Rebecca Taylor, Inc. and Parker Holding, LLC companies and the Rebecca Taylor, Inc. liquidation; (iv)

amends the ABL (as defined in the Term Loan Credit Agreement) excess availability covenant to provide the Company with up to $5,000 of additional potential liquidity through December 28, 2022; and (v) requires prepayment of the Obligations in an amount equal to 100% of the Net Cash Proceeds received from the sale of the intellectual property of the Rebecca Taylor, Inc. and Parker Holding, LLC companies to be applied against the Obligations as outlined in the TL First Amendment. On December 22, 2022, the Company's indirectly wholly owned subsidiary, Rebecca Taylor, Inc., completed the sale of its intellectual property and certain related ancillary assets and net cash proceeds of $2,997 were used to repay a portion of the Term Loan Credit Facility. On February 17, 2023, the Company's indirectly wholly owned subsidiary, Parker Lifestyle, LLC, completed the sale of its intellectual property and certain related ancillary assets and net cash proceeds of $838 were used to repay a portion of the Term Loan Credit Facility.

In connection with the TL First Amendment, Vince, LLC agreed to pay the term lenders fees equal to (i) $600 and (ii) if the underlying term loan is not paid in full by January 31, 2023, an additional $850, which is payable upon Payment in Full of the Term Loan Credit Facility.

As a result of the TL First Amendment, the Company incurred a total of $1,525 of financing costs. In accordance with ASC Topic 470, "Debt", the Company accounted for this amendment as a debt modification and has recorded $75 of the financing costs paid to third parties within selling, general and administrative expenses on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for fiscal 2022. The remaining $1,450 of financing costs were recorded as deferred debt issuance costs (which is presented within Long-term debt on the Condensed Consolidated Balance Sheets) which will be amortized over the remaining term of the Term Loan Credit Facility.

Through April 29, 2023, on an inception to date basis, the Company has made repayments of $7,335 on the Term Loan Credit Facility.

On May 25, 2023, utilizing proceeds from the Asset Sale, the Company repaid all outstanding amounts under the Term Loan Credit Facility and the Term Loan Credit Facility was terminated. See Note 14 "Subsequent Events" to the Condensed Consolidated Financial Statements in this Quarterly Report for further details.

2018 Revolving Credit Facility

On August 21, 2018, Vince, LLC entered into an $80,000 senior secured revolving credit facility (the "2018 Revolving Credit Facility" as amended and restated as described below) pursuant to a credit agreement by and among Vince, LLC, as the borrower, VHC and Vince Intermediate, as guarantors, Citizens Bank, N.A. ("Citizens"), as administrative agent and collateral agent, and the other lenders from time to time party thereto. The 2018 Revolving Credit Facility provides for a revolving line of credit of up to $80,000, subject to a Loan Cap, which is the lesser of (i) the Borrowing Base as defined in the credit agreement for the 2018 Revolving Credit Facility and (ii) the aggregate commitments, as well as a letter of credit sublimit of $25,000. It also provides for an increase in aggregate commitments of up to $20,000.

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

The Third Revolver Amendment also (a) waived events of default; (b) temporarily increased the applicable margin on all borrowings of revolving loans by 0.75% per annum during the Third Amendment Accommodation Period and increased the LIBOR floor from 0% to 1.0%; (c) eliminated Vince, LLC's and any loan party's ability to designate subsidiaries as unrestricted and to make certain payments, restricted payments and investments during the Third Amendment Extended Accommodation Period; (d) temporarily suspended the Fixed Charge Coverage Ratio covenant through the Third Amendment Extended Accommodation Period; (e) required Vince, LLC to maintain a Fixed Charge Coverage Ratio of 1.0 to 1.0 in the event the excess availability under the 2018 Revolving Credit Facility was less than (x) $10,000 between September 6, 2020 and January 9, 2021, (y) $12,500 between January 10, 2021 and January 31, 2021 and (z) $15,000 at all other times during the Third Amendment Extended Accommodation Period; (f) imposed a requirement (y) to pay down the 2018 Revolving Credit Facility to the extent cash on hand exceeded $5,000 on the last day of each week and (z) that, after giving effect to any borrowing thereunder, Vince, LLC may have no more than $5,000 of cash on hand; (g) permitted Vince, LLC to incur up to $8,000 of additional secured debt (in addition to any interest accrued or paid in kind), to the extent subordinated to the 2018 Revolving Credit Facility on terms reasonably acceptable to Citizens; (h) established a method for imposing a successor reference rate if LIBOR should become unavailable, (i) extended the delivery periods for (x) annual financial statements for the fiscal year ended February 1, 2020 to June 15, 2020 and (y) quarterly financial statements for the fiscal quarters ended May 2, 2020 and August 1, 2020 to July 31, 2020 and October 29, 2020, respectively, and (j) granted ongoing relief through September 30, 2020 with respect to certain covenants regarding the payment of lease obligations.

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

Concurrently with the TL First Amendment, on September 30, 2022, Vince, LLC entered into the First Amendment to the A&R Revolving Credit Facility Agreement (the "ABL First Amendment"). The ABL First Amendment, among other things, (i) requires more frequent borrowing base reporting and establishes variance reporting in connection with the Rebecca Taylor, Inc. liquidation; (ii) amends the definition of "Availability Reserves" to account for the difference between the aggregate amount of the ABL borrowing base attributable to the assets of the Rebecca Taylor, Inc. and Parker Holding, LLC companies and the amounts received (or anticipated to be received) as net proceeds of asset sales in connection with the Rebecca Taylor, Inc. liquidation; (iii) permits the sale of the intellectual property of the Rebecca Taylor, Inc. and Parker Holding, LLC companies and the Rebecca Taylor, Inc. liquidation; (iv) amends the excess availability covenant to provide the Company with up to $5,000 of additional potential liquidity through December 28, 2022; and (v) removes the assets of the Rebecca Taylor, Inc. and Parker Holding, LLC companies from the borrowing base from and after November 30, 2022. In connection with the ABL First Amendment, Vince, LLC agreed to pay the ABL lenders fees equal to (i) $375 and (ii) if the ABL was not paid in full by December 15, 2022, an additional $125, which was paid on January 31, 2023.

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

On April 21, 2023, Vince, LLC entered into the certain Consent and Second Amendment to Amended and Restated Credit Agreement (the "Second Amendment to ABL Credit Agreement"), which amends that certain Amended and Restated Credit Agreement, dated as of September 7, 2021 (as amended by that certain First Amendment to Amended and Restated Credit Agreement, dated as of September 30, 2022, the Second Amendment to ABL Credit Agreement and as further amended, restated, amended and restated, supplemented, modified or otherwise in effect from time to time, the "ABL Credit Agreement") by and among Vince, LLC as the borrower, the guarantors signatory thereto, Citizens, as administrative agent and collateral agent, Citizens, as an L/C Issuer, and the other lenders party thereto.

The Second Amendment to ABL Credit Agreement amends the ABL Credit Agreement to, among other things, (a) permit the sale of the intellectual property related to the business operated under the Vince brand contemplated in the Asset Sale, (b) replace LIBOR as an interest rate benchmark in favor of Daily Simple SOFR, subject to a credit spread adjustment of 0.10% per annum, and (c) increase the applicable margin in respect of loans under the ABL Credit Agreement to 2.75% for SOFR loans and 1.75% for base rate loans, (d) reduce the lenders' commitments to extend credit to (i) $70,000 as of the Asset Sale closing date, (ii) $65,000 as of June 30, 2023, (iii) $60,000 as of July 31, 2023, (iv) $55,000 as of September 30, 2023 and (v) $25,000 as of December 31, 2023, (e) amend the ABL Credit Agreement's maturity date to June 30, 2024, (f) reduce the capacity to incur indebtedness and liens, make investments, restricted payments and dispositions and repay certain indebtedness, (g) modify certain terms impacting the calculation of ABL Credit Agreement's borrowing base, (h) modify certain reporting requirements, (i) set the minimum excess availability covenant at $15,000, (j) remove cash dominion event qualifications related to certain obligations of Vince, LLC and certain of its subsidiaries under the ABL Credit Agreement and (k) modify certain representations and warranties, covenants and events of default in respect of documentation related to the Asset Sale.

The amendments set forth above became effective upon the contemporaneous consummation of the Asset Sale, the prepayment of the Term Loan Credit Facility in full and other transactions contemplated by the Asset Purchase Agreement. See Note 14 "Subsequent Events" to the Condensed Consolidated Financial Statements in this Quarterly Report for further information.

As of April 29, 2023, the Company was in compliance with applicable covenants. As of April 29, 2023, $20,399 was available under the 2018 Revolving Credit Facility, net of the Loan Cap, and there were $53,484 of borrowings outstanding and $5,104 of letters of credit outstanding under the 2018 Revolving Credit Facility. The weighted average interest rate for borrowings outstanding under the 2018 Revolving Credit Facility as of April 29, 2023 was 6.6%.

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

SK Financial is an affiliate of Sun Capital Partners, Inc. ("Sun Capital"), whose affiliates own, as of April 29, 2023, approximately 69% of the Company's common stock. The Third Lien Credit Facility was reviewed and approved by the Special

Committee of the Company's Board of Directors, consisting solely of directors not affiliated with Sun Capital, which committee was represented by independent legal advisors.

Interest on loans under the Third Lien Credit Facility is payable in kind at a rate equal to the LIBOR rate (subject to a floor of 1.0%) plus applicable margins subject to a pricing grid based on minimum Consolidated EBITDA (as defined in the Third Lien Credit Agreement). During the continuance of certain specified events of default, interest may accrue on the loans under the Third Lien Credit Facility at a rate of 2.0% in excess of the rate otherwise applicable to such amount. The Third Lien Credit Facility contains representations, covenants and conditions that are substantially similar to those under the Company's 2018 Term Loan Facility, except the Third Lien Credit Facility does not contain any financial covenants.

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

On April 21, 2023, Vince, LLC entered into that certain Consent and Third Amendment to Credit Agreement (the "Third Amendment to Third Lien Credit Agreement"), which amends that certain Credit Agreement, dated as of December 11, 2020 (as amended by that certain First Amendment to Credit Agreement, dated as of September 7, 2021, that certain Second Amendment to Credit Agreement, dated as of September 30, 2022, the Third Amendment to Third Lien Credit Agreement and as further amended, restated, amended and restated, supplemented, modified or otherwise in effect from time to time, the "Third Lien Credit Agreement") by and among Vince, LLC, as the borrower, the guarantors signatory thereto, SK Financial Services, LLC, as administrative agent and collateral agent, and the lenders party thereto.

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

The amendments set forth above became effective upon the consummation of the Asset Sale, the prepayment of the Term Loan Credit Facility in full and other transactions contemplated by the Asset Purchase Agreement. See Note 14 "Subsequent Events" to the Condensed Consolidated Financial Statements in this Quarterly Report for further information.

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

Critical Accounting Estimates

Management's discussion and analysis of financial condition and results of operations relies on our condensed consolidated financial statements, as set forth in Part I, Item 1 of this Quarterly Report, which are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. While we believe that these accounting policies are based on reasonable measurement criteria, actual future events can and often do result in outcomes materially different from these estimates.

A summary of our critical accounting estimates is included in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of our 2022 Annual Report on Form 10-K. As of April 29, 2023, there have been no material changes to the critical accounting estimates contained therein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a "smaller reporting company," as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we are not required to provide the information in this Item.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of April 29, 2023.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting as described below.

As a result of the material weakness identified, we performed additional analysis, substantive testing and other post-closing procedures intended to ensure that our condensed consolidated financial statements were prepared in accordance with U.S. GAAP. Accordingly, management believes that the condensed consolidated financial statements and related notes thereto included in this Quarterly Report on Form 10-Q fairly state, in all material respects, the Company's financial condition, results of operations and cash flows for the periods presented.

Material Weakness in Internal Control over Financial Reporting

As described in Management's Annual Report On Internal Control Over Financial Reporting in Part II, Item 9A of our Annual Report on Form 10-K for the year ended January 28, 2023, we did not maintain adequate user access controls to ensure appropriate segregation of duties and to adequately restrict access to financial applications and data.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended April 29, 2023 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

The risk factors disclosed in the Company's 2022 Annual Report on Form 10-K, in addition to the other information set forth in this Quarterly Report on Form 10-Q, could materially affect the Company's business, financial condition or results.

The section in the Company's 2022 Annual Report on Form 10-K titled "Risks Related to our Business and Industry" is replaced in its entirety by the following:

Risks Related to Our Business and Industry

The failure to maintain our license agreement relating to the Vince brand would cause us to lose all our revenues.

On May 25, 2023, Vince, LLC, the Company's wholly owned indirect subsidiary, sold all its intellectual property assets related to the business operated under the VINCE brand to ABG Vince, an indirect subsidiary of Authentic Brands Group, LLC ("Authentic”), pursuant to the Asset Purchase Agreement, entered into by and among Vince, LLC, ABG Vince, the Company and ABG Intermediate Holdings 2 LLC. Simultaneously with the Asset Sale, Vince, LLC entered into a license agreement (the "License Agreement") with ABG Vince which provides us with a license to use the Licensed Property (as defined in the License Agreement) in the Territory, which is defined as the United States, Canada, Andorra, Austria, Germany, Switzerland, Belgium, Netherlands, Luxembourg, France, Monaco, Liechtenstein, Italy, San Marino, Vatican City, Iceland, Norway, Denmark, Sweden, Finland, Spain, Portugal, Greece, Republic of Cyprus (excluding Northern Cyprus), United Kingdom, Ireland, Australia, New Zealand, Mainland China, Hong Kong, Macau, Taiwan, Singapore, Japan and Korea (the "Core Territory"), together with all other territories (the "Option Territory"), which Option Territory may be changed unilaterally by ABG Vince at any time after the effective date of the License Agreement. Additionally, we may use the Licensed Property to design, manufacture, promote, market, distribute, and sell ready-to-wear sportswear products and outerwear products (the "Core Products") and home décor and baby layettes (the "Option Products," together with the Core Products, the "Licensed Products"), which Option Products may be changed unilaterally by ABG Vince at any time after the effective date of the License Agreement. The License Agreement has an initial term of ten years with eight options to renew for a ten-year period each.

Our revenues are generated solely from sales of products pursuant to the license granted under the License Agreement. We are required under the License Agreement, among other things, to achieve specified minimum net sales, make specified royalty payments, spend specified advertising and promotion expenditures, and maintain a minimum number of retail stores. If we do not satisfy any of the material requirements of the License Agreement, ABG Vince has the right to terminate the license or not renew the License Agreement. The failure to maintain or renew the License Agreement will cause us to lose all our revenues and have a material adverse effect on our results of operations.

Our business is impacted by ABG Vince's expansion of the Vince brand into other categories and territories.

Under the License Agreement, ABG Vince may produce and sell Vince products other than the Licensed Products and operate the Vince brand in Option Territories into which it may decide to enter in the future. ABG Vince may do so by granting additional licenses to other third parties. We are unable to control the business strategies of ABG Vince relating to the expansion of the Vince brand outside of the license granted to us under the License Agreement, including how those strategies impact our own business strategies, the quality of products produced by other Vince brand licensees as well as how the overall Vince brand image may evolve. If there is a change in the parameters of the Vince brand's design, pricing, distribution, target market or competitive set as a result of the brand's expansion into other categories and territories, we may be unable to maintain our historical product design and marketing direction or appeal to the brand's customer base as originally intended and our results of operations could be materially and adversely affected.

Our business is subject to ABG Vince's approval rights and other actions.

Under the License Agreement, ABG Vince has broad approval rights at its sole good faith discretion, including over, among other things, design direction of Licensed Products and marketing strategies, as well as any addition of new customer accounts and new retail locations. In addition, ABG Vince may remove any customer account that was pre-approved at the time of the closing of the Asset Sale if using its good faith, commercially reasonable judgment, it believes that such account is no longer consistent with the brand positioning for the Licensed Property. If ABG Vince chooses to exercise any of these approval rights, we may be unable to operate our business as intended. Furthermore, as part of the Asset Sale, our license agreements, including our e-commerce website domain name license, were sold to ABG Vince. ABG Vince will be required to maintain such license agreements going forward, and its failure to do so could materially and adversely affect our business and operations. Lastly, Vince, LLC's governance rights as a minority equity holder of ABG Vince are limited and therefore, ABG Vince could choose to take corporate actions that would materially and negatively impact the results of operations of ABG Vince, which could in turn adversely affect the amount of cash available for distribution to Vince, LLC.

Our ability to continue to have the liquidity necessary to service our debt, meet contractual payment obligations, including royalty payments under the License Agreement, and fund our operations depends on many factors, including our ability to generate sufficient cash flow from operations, maintain adequate availability under our 2018 Revolving Credit Facility or obtain other financing.

Our ability to timely service our indebtedness, meet contractual payment obligations, including royalty payments under the License Agreement, and to fund our operations will depend on our ability to generate sufficient cash, either through cash flows from operations, borrowing availability under the 2018 Revolving Credit Facility or other financing. The Second Amendment (the "ABL Second Amendment") to the Amended and Restated Credit Agreement entered into on September 7, 2021 (the "A&R Revolving Credit Facility Agreement"), which became effective concurrently with the Asset Sale, among other things, reduced the lenders' commitments to extend credit to (i) $70,000 as of the Asset Sale closing date, (ii) $65,000 as of June 30, 2023, (iii) $60,000 as of July 31, 2023, (iv) $55,000 as of September 30, 2023 and (v) $25,000 as of December 31, 2023. While we expect to meet our monthly Excess Availability (as defined in the A&R Revolving Credit Facility Agreement) covenant and believe that our other sources of liquidity will generate sufficient cash flows to meet our obligations for the next twelve months, the foregoing expectation is dependent on a number of factors, including, among others, our ability to generate sufficient cash flow from operations, our ongoing ability to manage our operating obligations, the results of any future inventory valuations and the potential borrowing restrictions imposed by our lenders based on their credit judgment, which could materially and negatively impact our borrowing capacity, the wind down of the Rebecca Taylor business, as well as macroeconomic factors. In the event that we are unable to timely service our debt, meet other contractual payment obligations or fund our other liquidity needs, we may need to refinance all or a portion of our indebtedness before maturity, seek waivers of or amendments to our contractual obligations for payment, reduce or delay scheduled expansions and capital expenditures, liquidate inventory through additional discounting, sell material assets or operations or seek other financing opportunities. There can be no assurance that these options would be readily available to us and our inability to address our liquidity needs could materially and adversely affect our operations and jeopardize our business, financial condition and results of operations, including a default under the 2018 Revolving Credit Facility which could result in all amounts outstanding under such facility becoming immediately due and payable. In addition, the Second Amendment to ABL Credit Agreement amended the maturity date of the 2018 Revolving Credit Facility to June 30, 2024. There can be no assurance that we will be able to refinance the 2018 Revolving

Credit Facility on reasonable terms, if at all, and such terms may be negatively affected by the terms of the License Agreement as well as any arrangement between ABG Vince and a new lender, including an imposition of any potential discretionary reserve relating to the royalty payments required under the License Agreement as well as impact on any applicable net orderly liquidated value of the collateral.

Our operations are restricted by our credit facilities.

Our credit facility contains significant restrictive covenants. Concurrently with the Asset Sale, the ABL Second Amendment became effective, which includes covenants that may impair our financing and operational flexibility and make it difficult for us to react to market conditions and satisfy our ongoing capital needs and unanticipated cash requirements. Specifically, such covenants significantly restrict our ability and, if applicable, the ability of our subsidiaries to, among other things: incur additional debt; make certain investments and acquisitions; enter into certain types of transactions with affiliates; use assets as security in other transactions; pay dividends; sell certain assets or merge with or into other companies; guarantee the debt of others; enter into new lines of businesses; make capital expenditures; prepay, redeem, or exchange our debt; and form any joint ventures or subsidiary investments.

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

Our business growth depends on the successful execution of our strategic initiatives for our brands. The success of our strategic initiatives depends on a number of factors, including our ability to drive margin expansion through disciplined cost management and reduced promotional activity, position our retail and e-commerce businesses for further strategic growth, particularly through enhancement of our customer data platform to drive greater loyalty and conversion and capture broader customer base, expand our presence in Asia, Canada and select European countries, grow men's business, our ability to properly identify appropriate future growth opportunities, and other macroeconomic impacts on our business. There can be no assurance that the strategic initiatives would produce intended positive results, particularly as we adapt to the new operational landscape as a result of the Asset Sale and the entry into the License Agreement. If we are unable to realize the benefits of the strategic initiatives, our financial conditions, results of operations and cash flows could be materially and adversely affected.

We may be unable to improve our profitability.

We expect a negative impact on our operating and net income resulting from the royalty payments under the License Agreement as well as the loss of our footwear and soft accessories licenses as a result of the Asset Sale. We plan to offset such negative impact by driving margin expansion through disciplined cost management and reduced promotional activity. There is no assurance that we will be successful in implementing this strategy as such success depends on a number of factors, such as our ability to properly identify and execute cost management initiatives and macroeconomic factors that could impact our promotional cadence. If we are unable to implement the strategy to drive margin expansion, we may not be able to offset the negative impact on our financial results and our profitability may not improve as intended.

We may be unable to effectively execute our customer strategy.

One of our strategic priorities is to utilize a customer data platform and marketing strategy from which we will be able to drive customer initiatives underpinned by data and technology, creating improved segmentation and personalization for an enhanced customer experience both domestically and internationally. This will require significant investment in technology and infrastructure, as well as an increased reliance on leveraging micro and macro influencer networks to increase brand awareness and loyalty through social media and the digital dissemination of advertising campaigns. We must keep up to date with other competitive technology trends, including the use of innovative technology, creative and attractive user interfaces, and other e-commerce marketing tools such as paid search and mobile applications, among others, which may increase our costs as well as our exposure to legal and reputational liability for online content, but may not succeed in increasing sales or attracting new customers. Any failure on our part to effectively execute on our strategy to enhance our customers' experience and realize the expected return on our investment in these initiatives could negatively affect sales as well as the reputation of our brands, which could adversely impact our growth and profitability.

Our limited operating experience and brand recognition in international markets may delay our expansion strategy and cause our business and growth to suffer.

We face risks with respect to our strategy to expand internationally, including our efforts to further expand our business in Canada, select European countries, Asia, including China, and the Middle East through company-operated locations, wholesale arrangements as well as with international partners. Our current operations are based largely in the U.S., with international wholesale sales representing approximately 8% of net sales for fiscal 2022. Therefore, we have a limited number of customers and experience in operating outside of the U.S. We also do not have extensive experience with regulatory environments and market practices outside of the U.S. and cannot guarantee that we will be able to penetrate or successfully operate in any market outside of the U.S. Many of these markets also have different operational characteristics, including employment and labor regulations, transportation, logistics, real estate (including lease terms) and local reporting or legal requirements, and the impact on the international markets remains unclear. In addition, pursuant to the License Agreement, our exclusive license to operate the Vince brand may be limited by the terms of the License Agreement. Some of the regions in which we currently operate are designated as Option Territories, including the Middle East and Latin America. If Authentic chooses to operate in these Option Territories, we become unable to directly operate in those areas.

In fiscal 2021, we commenced a strategy to expand our international retail and e-commerce presence in China and a select list of neighboring countries in Asia via a joint venture arrangement. We are in the initial stages of establishing this relationship and there can be no guarantee that it will materialize. Further, we may face counterparty and/or operational risks as this joint venture arrangement makes us susceptible to the actions of our third-party partner. Our joint venture partner may have views that differ or conflict with ours, such as the timing of new store openings and the pricing of our products, or our partner may become bankrupt, which may as a practical matter subject us to our partner's liabilities in connection with the joint venture. Although we have sought and generally will seek to maintain sufficient control of any investment to permit our objectives to be achieved, we might not be able to take certain actions without the approval of our partners. Reliance on joint venture relationships and our partners exposes us to increased risk that our joint ventures will not be successful and will result in competitive harm to our brand image that could cause our expansion efforts, profitability and results of operations to suffer.

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

As part of our strategy to increase focus on our direct-to-consumer business, we continue to seek retail opportunities in targeted streets or malls with desirable size and adjacencies, typically near luxury retailers that we believe are consistent with our key customers' demographics and shopping preferences, and seek to negotiate more favorable leases including shorter terms. The success of this strategy depends on a number of factors, including the identification of suitable markets and sites, negotiation of acceptable lease terms while securing those favorable locations, including desired term, rent and tenant improvement allowances, and if entering a new market, the timely achievement of brand awareness and proper evaluation of the market particularly for locations with shorter term, affinity and purchase intent in that market, as well as our business condition in funding the opening and operations of stores. In addition, under the License Agreement, we are required to obtain prior approval from ABG Vince with respect to new retail locations which may be provided at its sole good faith discretion. We may be unable to execute this strategy as intended if ABG Vince chooses to withhold such approval. Furthermore, we may not be able to maintain the successful operation of our retail stores if the areas around our existing retail locations undergo changes that result in reductions in customer foot traffic or otherwise render the locations unsuitable, such as economic downturns in the area, changes in demographics and customer preferences, and the closing or decline in popularity of adjacent stores.

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

We historically had and continue to have a small number of wholesale partners who account for a significant portion of our net sales. Our consolidated net sales to the full-price, off-price and e-commerce operations of our largest wholesale partner comprised 16% of our total revenue for fiscal 2022. We do not have formal written agreements with any of our wholesale partners and purchases generally occur on an order-by-order basis. A decision by any of our major wholesale partners, whether motivated by marketing strategy, competitive conditions, financial difficulties or otherwise, to significantly decrease the amount of merchandise purchased from us or our licensing partners, or to change their manner of doing business with us or our licensing partners, could substantially reduce our revenue and have a material adverse effect on our profitability. In addition, due to the concentration of and/or ownership changes in our wholesale partner base, our results of operations could be adversely affected if any of these wholesale partners fails to satisfy its payment obligations to us when due or no longer takes part in the distribution arrangements. These changes could also decrease our opportunities in the market and decrease our negotiating strength with our wholesale partners. Furthermore, under the License Agreement, ABG Vince may remove any customer account that was pre-approved at the time of the closing of the Asset Sale if it believes using its good faith, commercially reasonable judgment, that such account is no longer consistent with the brand positioning for the Licensed Property or reject at its sole good faith discretion any new customer account we submit for its approval. If we lose any of our existing wholesale partners as a result of ABG Vince's decision to remove them, or if we are unable to expand our wholesale partnership or any addition of new wholesale partners is rejected by ABG Vince, our results of operations could be significantly and negatively impacted. These factors could have a material adverse effect on our business, financial condition, and operating results.

If we are unable to accurately forecast customer demand for our products, our results of operations could be materially impacted.

We stock our stores, and provide inventory to our wholesale partners, based on our or their estimates of future demand for particular products. Our inventory management and planning team determines the number of pieces of each product that we will order from our manufacturers based upon past sales of similar products, sales trend information and anticipated demand at our suggested retail prices. Our ability to accurately forecast demand for our products could be affected by many factors, including an increase or decrease in demand for our products or for products of our competitors, product introductions by competitors, unanticipated changes in general market conditions, and weakening of economic conditions or consumer confidence in future economic conditions. We cannot guarantee that we will be able to match supply with demand in all cases in the future, to produce sufficient levels of desirable product or to forecast demand accurately. If we fail to accurately forecast customer demand, we may experience excess inventory levels or a shortage of products. Inventory levels in excess of customer demand may result in inventory write-downs or write-offs and the sale of excess inventory at discounted prices, which would negatively impact our gross margin, as was the case in fiscal 2022. Conversely, if we underestimate customer demand for our products, our manufacturers may not be able to deliver products to meet our requirements, and this could harm our business. There can be no assurance that we will be able to successfully manage our inventory at a level appropriate for future customer demand.

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

For so long as we remain a "non-accelerated filer" under the rules of the Securities and Exchange Commission, our independent registered public accounting firm is not required to deliver an annual attestation report on the effectiveness of our internal control over financial reporting. We will cease to be a non-accelerated filer if either (i) the aggregate market value of our outstanding common stock held by non-affiliates as of the last business day of our most recently completed second fiscal quarter (our "public float") is $75,000 or more and our annual revenues for the most recently completed fiscal year are $100,000 or more or (ii) our public float is $700,000 or more, in which case we would become subject to the requirement for an annual attestation report by our independent registered public accounting firm on the effectiveness of our internal control over financial reporting.

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

Our goodwill could become further impaired, which may require us to take significant non-cash charges against earnings.

In accordance with Financial Accounting Standards Board ASC Topic 350 Intangibles-Goodwill and Other ("ASC 350"), goodwill is tested for impairment at least annually and in an interim period if a triggering event occurs. Determining the fair value of goodwill is judgmental in nature and requires the use of significant estimates and assumptions, including estimates of projected revenues, EBITDA margins, long-term growth rates, working capital and discount rates, among others. We base our estimates on assumptions we believe to be reasonable, but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates. It is possible that our current estimates of future operating results could change adversely and impact the evaluation of the recoverability of the remaining carrying value of goodwill, the impact of which could be material. There can be no assurances that we will not be required to record further charges in our financial statements, which would negatively impact our results of operations during the period in which any impairment of our goodwill is determined.

Our competitive position could suffer if the intellectual property rights relating to the Vince brand are not protected.

As a result of the Asset Sale, the intellectual property rights relating to the Vince brand will be protected and enforced by Authentic and we have no control over their actions to do so. If Authentic does not protect the intellectual property rights of the Vince brand, we may become unable to operate our business as intended, which could harm our business and cause our results of operations, liquidity, and financial condition to suffer.

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

10.2

Consent and Second Amendment to Amended and Restated Credit Agreement and First Amendment to Security Agreement, dated as of April 21, 2023, by and among Vince, LLC as the borrower, the guarantors named therein, Citizens Bank, N.A., as agent, and the other lenders from time to time party thereto

10.3

Consent and Third Amendment to Credit Agreement, dated as of April 21, 2023, by and among Vince, LLC as the borrower, SK Financial Services, LLC, as agent, and the other lenders from time to time party thereto

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

Date		Vince Holding Corp.

June 13, 2023	By:	/s/ Amy Trooskin
Amy Trooskin
Chief Financial Officer
(as duly authorized officer, and principal financial officer)