Form 10-Q
period 2023-07-29
VINCE HOLDING CORP.
filed 2023-09-15
CIK 1579157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 29, 2023

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

As of August 31, 2023, the registrant had 12,492,125 shares of common stock, $0.01 par value per share, outstanding.

VINCE HOLDING CORP. AND SUBSIDIARIES

TABLE OF CONTENTS

			Page Number
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements:		4

	a)	Unaudited Condensed Consolidated Balance Sheets at July 29, 2023 and January 28, 2023	4

	b)	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended July 29, 2023 and July 30, 2022	5

	c)	Unaudited Condensed Consolidated Statements of Stockholders' Equity for the six months ended July 29, 2023 and July 30, 2022	6

	d)	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended July 29, 2023 and July 30, 2022	8

	e)	Notes to Unaudited Condensed Consolidated Financial Statements	9

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations		24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk		35

Item 4.	Controls and Procedures		35

PART II. OTHER INFORMATION			36

Item 1.	Legal Proceedings		36

Item 1A.	Risk Factors		36

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds		42

Item 3.	Defaults Upon Senior Securities		42

Item 4.	Mine Safety Disclosures		42

Item 5.	Other Information		42

Item 6.	Exhibits		43

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

On April 21, 2023, Vince, LLC, the Company's wholly owned indirect subsidiary, entered into an Intellectual Property Asset Purchase Agreement (the "Asset Purchase Agreement"), by and among Vince, LLC, ABG-Vince, LLC (f/k/a ABG-Viking, LLC) ("ABG Vince"), a newly formed indirect subsidiary of Authentic Brands Group, LLC, the Company and ABG Intermediate Holdings 2 LLC, whereby Vince, LLC will sell its intellectual property assets related to the business operated under the VINCE brand to ABG Vince at closing (the "Asset Sale"). The Company closed the Asset Sale on May 25, 2023.

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data, unaudited)

	July 29,	January 28,
	2023	2023
Assets
Current assets:
Cash and cash equivalents	$869	$1,079
Trade receivables, net of allowance for doubtful accounts of $321 and $759 at July 29, 2023 and January 28, 2023, respectively	20,859	20,733
Inventories, net	85,079	90,008
Prepaid expenses and other current assets	11,148	3,515
Total current assets	117,955	115,335
Property and equipment, net	8,345	10,479
Operating lease right-of-use assets, net	75,286	72,616
Intangible assets, net	—	70,106
Goodwill	31,973	31,973
Assets held for sale	—	260
Equity method investment	26,232	—
Other assets	2,595	2,576
Total assets	$262,386	$303,345

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$39,170	$49,396
Accrued salaries and employee benefits	2,764	4,301
Other accrued expenses	9,022	15,020
Short-term lease liabilities	18,250	20,892
Current portion of long-term debt	—	3,500
Total current liabilities	69,206	93,109
Long-term debt	67,204	108,078
Long-term lease liabilities	72,901	72,098
Deferred income tax liability	2,976	8,934
Other liabilities	—	869

Commitments and contingencies (Note 10)

Stockholders' equity:
Common stock at $0.01 par value (100,000,000 shares authorized, 12,486,664 and 12,335,405 shares issued and outstanding at July 29, 2023 and January 28, 2023, respectively)	125	123
Additional paid-in capital	1,143,999	1,143,295
Accumulated deficit	(1,093,949)	(1,123,080)
Accumulated other comprehensive loss	(76)	(81)
Total stockholders' equity	50,099	20,257
Total liabilities and stockholders' equity	$262,386	$303,345

See notes to unaudited condensed consolidated financial statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except share and per share data, unaudited)

	Three Months Ended		Six Months Ended
	July 29,	July 30,	July 29,	July 30,
	2023	2022	2023	2022
Net sales	$69,447	$89,194	$133,503	$167,570
Cost of products sold	37,099	52,822	71,563	95,563
Gross profit	32,348	36,372	61,940	72,007
Impairment of intangible assets	—	1,700	—	1,700
Impairment of long-lived assets	—	866	—	866
Gain on sale of intangible assets	(32,043)	—	(32,808)	—
Selling, general and administrative expenses	31,541	39,010	64,274	79,930
Income (loss) from operations	32,850	(5,204)	30,474	(10,489)
Interest expense, net	4,137	1,882	7,427	3,766
Income (loss) before income taxes and equity in net income of equity method investment	28,713	(7,086)	23,047	(14,255)
(Benefit) provision for income taxes	(592)	7,903	(5,877)	7,903
Income (loss) before equity in net income of equity method investment	29,305	(14,989)	28,924	(22,158)
Equity in net income of equity method investment	207	—	207	—
Net income (loss)	$29,512	$(14,989)	$29,131	$(22,158)
Other comprehensive income (loss):
Foreign currency translation adjustments	7	2	5	(4)
Comprehensive income (loss)	$29,519	$(14,987)	$29,136	$(22,162)

Earnings (loss) per share:
Basic earnings (loss) per share	$2.37	$(1.23)	$2.35	$(1.83)
Diluted earnings (loss) per share	$2.36	$(1.23)	$2.34	$(1.83)
Weighted average shares outstanding:
Basic	12,428,339	12,220,693	12,385,347	12,125,759
Diluted	12,479,667	12,220,693	12,470,085	12,125,759

See notes to unaudited condensed consolidated financial statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity

(in thousands, except share amounts, unaudited)

	Common Stock
	Number of Shares Outstanding	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of January 28, 2023	12,335,405	$123	$1,143,295	$(1,123,080)	$(81)	$20,257
Comprehensive loss:
Net loss	—	—	—	(381)	—	(381)
Foreign currency translation adjustment	—	—	—	—	(2)	(2)
Share-based compensation expense	—	—	420	—	—	420
Restricted stock unit vestings	34,983	1	—	—	—	1
Tax withholdings related to restricted stock vesting	(1,148)	—	(8)	—	—	(8)
Issuance of common stock related to Employee Stock Purchase Plan ("ESPP")	1,885	—	14	—	—	14
Balance as of April 29, 2023	12,371,125	$124	$1,143,721	$(1,123,461)	$(83)	$20,301
Comprehensive income:
Net income	—	—	—	29,512	—	29,512
Foreign currency translation adjustment	—	—	—	—	7	7
Share-based compensation expense	—	—	393	—	—	393
Restricted stock unit vestings	134,995	1	(1)	—	—	—
Tax withholdings related to restricted stock vesting	(23,695)	—	(126)	—	—	(126)
Issuance of common stock related to ESPP	4,239	—	12	—	—	12
Balance as of July 29, 2023	12,486,664	$125	$1,143,999	$(1,093,949)	$(76)	$50,099

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

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands, unaudited)

	Six Months Ended
	July 29, 2023	July 30, 2022
Operating activities
Net income (loss)	$29,131	$(22,158)
Add (deduct) items not affecting operating cash flows:
Impairment of intangible assets	—	1,700
Impairment of long-lived assets	—	866
Depreciation and amortization	2,538	3,086
Provision for bad debt	63	81
Gain on sale of intangible assets	(32,808)	—
Loss on disposal of property and equipment	140	50
Amortization of deferred financing costs	593	429
Deferred income taxes	(5,958)	7,790
Share-based compensation expense	813	1,160
Capitalized PIK Interest	1,873	1,300
Loss on debt extinguishment	3,136	—
Equity in net income of equity method investment	(207)	—
Changes in assets and liabilities:
Receivables, net	(189)	2,396
Inventories	4,939	(50,933)
Prepaid expenses and other current assets	(2,263)	535
Accounts payable and accrued expenses	(17,947)	32,763
Other assets and liabilities	(4,014)	979
Net cash used in operating activities	(20,160)	(19,956)
Investing activities
Payments for capital expenditures	(377)	(2,360)
Transaction costs related to equity method investment	(525)	—
Proceeds from sale of intangible assets	77,525	—
Net cash provided by (used in) investing activities	76,623	(2,360)
Financing activities
Proceeds from borrowings under the Revolving Credit Facilities	173,665	196,816
Repayment of borrowings under the Revolving Credit Facilities	(192,486)	(174,241)
Repayment of borrowings under the Term Loan Facilities	(29,378)	(875)
Proceeds from common stock issuance, net of certain fees	—	825
Tax withholdings related to restricted stock vesting	(134)	(197)
Proceeds from stock option exercises, restricted stock vesting, and issuance of common stock under employee stock purchase plan	27	41
Financing fees	(3,002)	(20)
Net cash (used in) provided by financing activities	(51,308)	22,349
Increase in cash, cash equivalents, and restricted cash	5,155	33
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	3	(19)
Cash, cash equivalents, and restricted cash, beginning of period	1,116	1,096
Cash, cash equivalents, and restricted cash, end of period	6,274	1,110
Less: restricted cash at end of period	5,405	37
Cash and cash equivalents per balance sheet at end of period	$869	$1,073

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$5,088	$1,627
Cash payments for income taxes, net of refunds	39	65
Supplemental Disclosures of Non-Cash Investing and Financing Activities
Non-cash equity method investment	25,500	—
Capital expenditures in accounts payable and accrued liabilities	91	25
Deferred financing fees in accrued liabilities	311	—

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

On April 21, 2023 the Company entered into a strategic partnership ("Authentic Transaction") with Authentic Brands Group, LLC ("Authentic"), a global brand development, marketing and entertainment platform, whereby the Company contributed its intellectual property to a newly formed Authentic subsidiary ("ABG Vince") for cash consideration and a membership interest in ABG Vince. The Company closed the Asset Sale (as defined below) on May 25, 2023. On May 25, 2023, in connection with the Authentic Transaction, Vince, LLC entered into a License Agreement (the "License Agreement") with ABG-Vince LLC, which provides Vince, LLC with an exclusive, long-term license to use the Licensed Property in the Territory to the Approved Accounts (each as defined in the License Agreement). See "(F) Recent Transactions" below for additional information.

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

Parker, founded in 2008 in New York City, was a contemporary women's fashion brand that was trend focused. During the first half of fiscal 2020 the Company decided to pause the creation of new products for the Parker brand to focus resources on the operations of the Vince and Rebecca Taylor brands. On February 17, 2023, the Company's indirectly wholly owned subsidiary, Parker Lifestyle, LLC, completed the sale of its intellectual property and certain related ancillary assets to Parker IP Co. LLC, an affiliate of BCI Brands. See "(F) Recent Transactions" below for additional information.

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

The condensed consolidated financial statements include the Company's accounts and the accounts of the Company's wholly-owned subsidiaries as of July 29, 2023. All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) and disclosures necessary for a fair statement. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or the fiscal year as a whole.

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

(D) Sources and Uses of Liquidity: The Company's sources of liquidity are cash and cash equivalents, cash flows from operations, if any, borrowings available under the 2023 Revolving Credit Facility (as defined in Note 5 "Long-Term Debt and Financing Arrangements") and the Company's ability to access the capital markets, including the Sales Agreement entered into with Virtu Americas LLC in June 2023 (see Note 8 "Stockholders' Equity" for further information). The Company's primary cash needs are funding working capital requirements, including royalty payments under the License Agreement, meeting debt service requirements and capital expenditures for new stores and related leasehold improvements. The most significant components of the Company's working capital are cash and cash equivalents, accounts receivable, inventories, accounts payable and other current liabilities. Based on our current expectations, we believe that our sources of liquidity will generate sufficient cash flows to meet our obligations during the next twelve months from the date these financial statements are issued.

(E) Revenue Recognition: The Company recognizes revenue when performance obligations identified under the terms of contracts with its customers are satisfied, which generally occurs upon the transfer of control in accordance with the contractual terms and conditions of the sale. Sales are recognized when the control of the goods are transferred to the customer for the Company's wholesale business, upon receipt by the customer for the Company's e-commerce business, and at the time of sale to the consumer for the Company's retail business. See Note 13 "Segment Financial Information" for disaggregated revenue amounts by segment.

Revenue associated with gift cards is recognized upon redemption and unredeemed balances are considered a contract liability and recorded within other accrued expenses, which are subject to escheatment within the jurisdictions in which the Company operates. As of July 29, 2023 and January 28, 2023, the contract liability was $1,538 and $1,617, respectively. For the three and six months ended July 29, 2023, the Company recognized $64 and $175, respectively, of revenue that was previously included in the contract liability as of January 28, 2023.

(F) Recent Transactions: The following transactions have occurred during fiscal 2023. In addition, see Note 2 "Wind Down of Rebecca Taylor Business" for further information.

Sale of Parker Intellectual Property

On February 17, 2023, the Company's indirectly wholly owned subsidiary, Parker Lifestyle, LLC, completed the sale of its intellectual property and certain related ancillary assets to Parker IP Co. LLC, an affiliate of BCI Brands, for $1,025. The Company recognized a gain of $765 on the sale, which was recorded within Gain on sale of intangible assets in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) during the six months ended July 29, 2023. Net cash proceeds from the sale were used to repay $838 of borrowings under the Term Loan Credit Facility (as defined in Note 5 "Long-Term Debt and Financing Arrangements").

Sale of Vince Intellectual Property

On April 21, 2023 the Company entered into the Asset Purchase Agreement (defined below), pursuant to which Vince, LLC agreed to sell and transfer to ABG-Vince LLC (f/k/a ABG-Viking, LLC) ("ABG Vince"), an indirect subsidiary of Authentic, all intellectual property assets related to the business operated under the VINCE brand in exchange for total consideration of $76,500 in cash and a 25% membership interest in ABG Vince (the "Asset Sale"). The Asset Sale was consummated in accordance with the terms of the Asset Purchase Agreement on May 25, 2023 (the "Closing Date"). Through the agreement, Authentic will own the majority stake of 75% membership interest in ABG Vince.

Upon the closing of the Asset Sale, the Company derecognized the intellectual property assets at their carrying amount of $69,957. In exchange for the Company's sale of its intellectual property assets, which included the Vince tradename and Vince customer relationships, to ABG Vince, Authentic paid $76,500 in cash and a 25% interest in ABG Vince valued at $25,500. As a result, the Company recognized a gain of $32,043, which was recorded within Gain on sale of intangible assets in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) during the three and six months ended July 29, 2023. Additionally, during the three and six months ended July 29, 2023, the Company incurred total transaction related costs of approximately $2,566 and $5,307, respectively. Of these transaction related costs, approximately $525 were incurred to acquire the investment in ABG Vince. As such, these costs were included in the initial measurement of the investment and recorded as part of the equity method investment on the Condensed Consolidated Balance Sheets. The remaining transaction related costs of $2,041 are included in selling, general and administrative ("SG&A") expense in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The Company utilized the net proceeds received to prepay in full the Term Loan Credit Facility and to repay a portion of the outstanding borrowings under the 2018 Revolving Credit Facility (as defined in Note 5 "Long-Term Debt and Financing Arrangements"). See Note 5 "Long-Term Debt and Financing Arrangements" for further information.

Operating Agreement

On May 25, 2023, in connection with the closing (the "Closing") of the Asset Sale pursuant to the Intellectual Property Asset Purchase Agreement (the "Asset Purchase Agreement"), dated as of April 21, 2023, by and among Vince, LLC, ABG Vince, the Company and ABG Intermediate Holdings 2 LLC, Vince, LLC and ABG Vince entered into an Amended and Restated Limited Liability Company Agreement of ABG-Vince, LLC (the "Operating Agreement"), which, among other things, provides for the management of the business and the affairs of ABG Vince, the allocation of profits and losses, the distribution of cash of ABG Vince among its members and the rights, obligations and interests of the members to each other and to Vince, LLC.

The Company accounts for its 25% interest in ABG Vince under the equity method. In applying the equity method, the Company recorded the initial investment at cost and subsequently increases or decreases the carrying amount of the investment by the Company's proportionate share of net income or loss. Distributions received from ABG Vince are recognized as a reduction of the carrying amount of the investment. The Company's proportionate share of ABG Vince's net income or loss is recorded within Equity in net income of equity method investment on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The carrying value for the Company's investment in ABG Vince is recorded within Equity method investment on the Condensed Consolidated Balance Sheets. The Company records its share of net income or loss using a one-month lag. This convention does not materially impact the Company's results.

The Company reviews its investment in ABG Vince for impairment when events or changes in circumstances indicate that an other-than-temporary decline in value may have occurred. If the carrying value of the investment exceeds its fair value and the loss in value is other than temporary, the investment is considered impaired and reduced to fair value, and the impairment is recognized in the period identified. Factors providing evidence of such a loss include changes in ABG Vince's operations or financial condition, significant continuing losses, and significant negative economic conditions, among others.

License Agreement

On May 25, 2023, in connection with the Closing, Vince, LLC and ABG Vince entered into a License Agreement (the "License Agreement"), which provides Vince, LLC with a license to use the Licensed Property in the Territory, which is defined as the United States, Canada, Andorra, Austria, Germany, Switzerland, Belgium, Netherlands, Luxembourg, France, Monaco, Liechtenstein, Italy, San Marino, Vatican City, Iceland, Norway, Denmark, Sweden, Finland, Spain, Portugal, Greece, Republic of Cyprus (excluding Northern Cyprus), United Kingdom, Ireland, Australia, New Zealand, Mainland China, Hong Kong, Macau, Taiwan, Singapore, Japan and Korea (the "Core Territory"), together with all other territories (the "Option Territory"), to the Approved Accounts (each as defined in the License Agreement). Vince, LLC is required to operate and maintain a minimum of 45 Retail Stores and Shop-in-Shops in the Territory. The Option Territory may be changed unilaterally by ABG Vince at any time after the effective date of the License Agreement.

Additionally, the License Agreement provides Vince, LLC with a license to use the Licensed Property to design, manufacture, promote, market, distribute, and sell ready-to-wear Sportswear Products and Outerwear Products (the "Core Products") and Home Décor and Baby Layettes (the "Option Products," together with the Core Products, the "Licensed Products"), which Option Products may be changed unilaterally by ABG Vince at any time after the effective date of the License Agreement.

The initial term of the License Agreement began on May 25, 2023, the date on which the Closing actually occurred, and ends at the end of the Company's 2032 fiscal year, unless sooner terminated pursuant to the terms of the License Agreement. Vince, LLC has the option to renew the License Agreement on the terms set forth in the License Agreement for eight consecutive periods of ten years each, unless the License Agreement is sooner terminated pursuant to its terms or Vince, LLC is in material breach of the License Agreement and such breach has not been cured within the specified cure period. Vince, LLC may elect not to renew the term for a renewal term.

Vince, LLC is required to pay ABG Vince a royalty on net sales of Licensed Products and committed to an annual guaranteed minimum royalty of $11,000 and annual minimum net sales as specified in the License Agreement, in each case, during the initial term of the License Agreement, except that the guaranteed minimum royalty and minimum net sales for the first contract year during the initial term will be prorated to the period beginning on the Closing Date and ending at the end of the Company's 2023 fiscal year. The annual guaranteed minimum royalty and annual minimum net sales for each subsequent renewal term will be the greater of (i) a percentage as set forth in the License Agreement of the guaranteed minimum net royalty or the minimum net sales (as applicable) of the immediately preceding contract year, and (ii) the average of actual Royalties (as defined in the License Agreement, with respect to the guaranteed minimum royalty) or actual Net Sales (as defined in the License Agreement, with respect to the annual minimum net sales) during certain years as set forth in the License Agreement of the preceding initial term or renewal term (as applicable). Vince, LLC is required to pay royalties comprised of a low single digit percentage of net sales arising from retail and e-commerce sales of Licensed Products and a mid single digit percentage of net sales arising from wholesale sales of such Licensed Products.

In the event that the annual guaranteed minimum royalty paid to ABG Vince in any given contract year is greater than the actual royalties earned by ABG Vince in the same contract year, the difference between the royalty actually earned and the annual guaranteed minimum royalty paid is credited for the next two contract years against any amount of royalty earned by ABG Vince in excess of the annual guaranteed minimum royalty paid during each such contract year, if any.

Royalty expense is included within Cost of product sold on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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

Note 2. Wind Down of Rebecca Taylor Business

On September 12, 2022, the Company announced its decision to wind down the Rebecca Taylor business. On September 30, 2022, the Company entered into amendments to the Term Loan Credit Facility, the 2018 Revolving Credit Facility and the Third Lien Credit Facility (as defined in Note 5 "Long-Term Debt and Financing Arrangements"), which in part, permitted the sale of the intellectual property of the Rebecca Taylor, Inc. and the Rebecca Taylor, Inc. liquidation.

On December 22, 2022, the Company's indirectly wholly owned subsidiary, Rebecca Taylor, Inc., completed the sale of its intellectual property and certain related ancillary assets to RT IPCO, LLC, an affiliate of Ramani Group for $4,250. The Company recognized a gain of $1,620 on the sale, which was recorded within Gain on sale of intangible assets in the Consolidated Statements of Operations and Comprehensive Income (Loss) during fiscal 2022. Net cash proceeds from the sale were used to repay $2,997 of borrowings under the Term Loan Credit Facility and $427 of borrowings under the 2018 Revolving Credit Facility during fiscal 2022.

On July 7, 2023, Rebecca Taylor, Inc. and Rebecca Taylor Retail Stores, LLC, each as an assignor, made a General Assignment for the Benefit of the Creditors (the "Assignment") to a respective assignee, an unaffiliated California limited liability company, pursuant to California state law. The Assignment resulted in the residual rights and assets of each of Rebecca Taylor, Inc. and Rebecca Taylor Retail Stores, LLC being assigned and transferred to such assignees. As a result, Rebecca Taylor, Inc. and Rebecca Taylor Retail Stores, LLC no longer hold any assets.

The following table presents a summary of Rebecca Taylor wind down related charges (benefits), reported within the Rebecca Taylor and Parker segment, incurred for fiscal 2023. No wind down related charges were incurred during the three and six months ended July 30, 2022.

	Three Months Ended	Six Months Ended
	July 29,	July 29,
(in thousands)	2023	2023
Selling, general and administrative expenses:
Benefit from release of operating lease liabilities	$(1,371)	$(2,025)
Other advisory and liquidation costs	245	275
Total selling, general and administrative expenses	(1,126)	(1,750)
Total wind-down (benefits) charges, net	$(1,126)	$(1,750)

Note 3. Goodwill and Intangible Assets

Net goodwill balances and changes therein by segment were as follows:

(in thousands)	Vince Wholesale	Vince Direct-to-consumer	Rebecca Taylor and Parker	Total Net Goodwill
Balance as of January 28, 2023	$31,973	$—	$—	$31,973
Balance as of July 29, 2023	$31,973	$—	$—	$31,973

The total carrying amount of goodwill is net of accumulated impairments of $101,845.

On April 21, 2023, the Company entered into the Authentic Transaction with Authentic and as a result, the Vince tradename and Vince customer relationships were classified as held for sale and amortization of the Vince customer relationships ceased. The Company closed the Asset Sale on May 25, 2023. See Note 1 "Description of Business and Basis of Presentation - (F) Recent Transactions" for further information.

On February 17, 2023, the Company's indirectly wholly owned subsidiary, Parker Lifestyle, LLC, completed the sale of its intellectual property and certain related ancillary assets to Parker IP Co. LLC, an affiliate of BCI Brands. See Note 1 "Description of Business and Basis of Presentation - (F) Recent Transactions" for further information.

The following table presents a summary of identifiable intangible assets as of January 28, 2023:

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

During the second quarter of fiscal 2022, the Company determined that a triggering event had occurred in the Rebecca Taylor and Parker segment as a result of changes to the Company’s long-term projections. The Company performed an interim quantitative impairment assessment of the Rebecca Taylor tradename utilizing the relief from royalty valuation approach. The relief from royalty valuation approach is dependent on a number of factors, including estimates of projected revenues, royalty rates in the category of intellectual property, discount rates and other variables. The Company estimated the fair value of the Rebecca Taylor tradename indefinite-lived intangible asset and determined that the fair value of the Rebecca Taylor tradename was below its carrying amount. Accordingly, the Company recorded an impairment charge for the Rebecca Taylor tradename indefinite-lived intangible asset of $1,700, which was recorded within Impairment of intangible assets on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended July 30, 2022. There was no such impairment charge for the three and six months ended July 29, 2023.

On December 22, 2022, the Company completed the sale of the Rebecca Taylor tradename and certain related ancillary assets to RT IPCO, LLC, an affiliate of Ramani Group. See Note 2 "Wind Down of Rebecca Taylor Business" for further information.

Amortization of identifiable intangible assets was $0 and $149 for the three and six months ended July 29, 2023, respectively, and $164 and $328 for the three and six months ended July 30, 2022, respectively.

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

The Company did not have any non-financial assets or non-financial liabilities recognized at fair value on a recurring basis at July 29, 2023 or January 28, 2023. At July 29, 2023 and January 28, 2023, the Company believes that the carrying values of cash and cash equivalents, receivables, and accounts payable approximate fair value, due to the short-term maturity of these instruments. The Company's debt obligations with a carrying value of $67,506 and $113,832 as of July 29, 2023 and January 28, 2023, respectively, are at variable interest rates. Borrowings under the Company's 2023 Revolving Credit Facility are recorded at carrying value, which approximates fair value due to the frequent nature of such borrowings and repayments. The Company considers this as a Level 2 input. The fair value of the Company's Third Lien Credit Facility was approximately $28,000 as of July 29, 2023 and $27,000 as of January 28, 2023, based upon an estimated market value calculation that factors principal, time to maturity, interest rate, and current cost of debt. The Company considers this a Level 3 input.

The Company's non-financial assets, which primarily consist of goodwill, the previous intangible assets, operating lease right-of-use ("ROU") assets, and property and equipment, are not required to be measured at fair value on a recurring basis and are reported at their carrying values. However, on a periodic basis whenever events or changes in circumstances indicate that their carrying value may not be fully recoverable (and at least annually for goodwill and indefinite-lived intangible assets), non-financial assets are assessed for impairment and, if applicable, written down to (and recorded at) fair value.

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

The following table presents the non-financial assets the Company measured at fair value on a non-recurring basis for the six months ended July 30, 2022, based on such fair value hierarchy. There were no losses on these non-financial assets taken in the six months ended July 29, 2023.

	Net Carrying Value of Impaired Assets as of	Fair Value Measured and Recorded at Reporting Date Using:			Total Losses - Six Months Ended
(in thousands)	July 30, 2022	Level 1	Level 2	Level 3	July 30, 2022
Property and equipment	$242	$—	$—	$242	$866	(1)
Tradenames - Indefinite-lived	3,000	—	—	3,000	1,700	(2)

________

(1) Recorded within Impairment of long-lived assets on the Condensed Consolidated Statements of Operations and Comprehensive Loss.

(2) Recorded within Impairment of intangible assets on the Condensed Consolidated Statements of Operations and Comprehensive Loss. On December 22, 2022, the Company's indirectly wholly owned subsidiary, Rebecca Taylor, Inc., completed the sale of its intellectual property and certain related ancillary assets to RT IPCO, LLC, an affiliate of Ramani Group. See Note 2 "Wind Down of Rebecca Taylor Business" and Note 3 “Goodwill and Intangible Assets” for additional information.

Note 5. Long-Term Debt and Financing Arrangements

Debt obligations consisted of the following:

	July 29,	January 28,
(in thousands)	2023	2023
Long-term debt:
Term Loan Facilities	$—	$29,378
Revolving Credit Facilities	39,677	58,498
Third Lien Credit Facility	27,829	25,956
Total debt principal	67,506	113,832
Less: current portion of long-term debt	—	3,500
Less: deferred financing costs	302	2,254
Total long-term debt	$67,204	$108,078

Term Loan Credit Facility

On September 7, 2021, Vince, LLC entered into a $35,000 senior secured term loan credit facility (the "Term Loan Credit Facility") pursuant to a Credit Agreement (the "Term Loan Credit Agreement"), as amended from time to time, by and among Vince, LLC, as the borrower, the guarantors named therein, PLC Agent, LLC, as administrative agent and collateral agent, and the other lenders from time to time party thereto. Vince Holding Corp. and Vince Intermediate Holding, LLC ("Vince Intermediate") were guarantors under the Term Loan Credit Facility. The Term Loan Credit Facility would have matured on the earlier of September 7, 2026, and 91 days after the maturity date of the 2018 Revolving Credit Facility.

On May 25, 2023, utilizing proceeds from the Asset Sale, the Company repaid all outstanding amounts of $28,724, which included accrued interest and a prepayment penalty of $553 (which is included within financing fees on the Condensed Consolidated Statements of Cash Flows), under the Term Loan Credit Facility. The Term Loan Credit Facility was terminated. The Company also repaid $850 of fees due in accordance with an amendment entered into on September 30, 2022. Additionally, the Company recorded expense of $1,755 during the three and six months ended July 29, 2023, related to the write-off of the remaining deferred financing costs. Prior to May 25, 2023, on an inception to date basis, the Company had made repayments of $7,335 on the Term Loan Credit Facility.

2023 Revolving Credit Facility

On June 23, 2023, Vince, LLC, entered into a new $85,000 senior secured revolving credit facility (the "2023 Revolving Credit Facility") pursuant to a Credit Agreement (the "2023 Revolving Credit Agreement") by and among Vince, LLC, the guarantors named therein, Bank of America, N.A. ("BofA"), as Agent, the other lenders from time to time party thereto, and BofA Securities, Inc., as sole lead arranger and sole bookrunner.

All outstanding amounts under the 2018 Revolving Credit Facility (as defined below) were repaid in full and such facility was terminated pursuant to the terms thereof as a result of all parties completing their obligations under such facility.

The 2023 Revolving Credit Facility provides for a revolving line of credit of up to the lesser of (i) the Borrowing Base (as defined in the 2023 Revolving Credit Agreement) and (ii) $85,000, as well as a letter of credit sublimit of $10,000. The 2023 Revolving Credit Agreement also permits Vince, LLC to request an increase in aggregate commitments under the 2023 Revolving Credit Facility of up to $15,000, subject to customary terms and conditions. The 2023 Revolving Credit Facility matures on the earlier of June 23, 2028, and 91 days prior to the earliest maturity date of any Material Indebtedness (as defined in the 2023 Revolving Credit Agreement), including the subordinated indebtedness pursuant to the Third Lien Credit Agreement.

Interest is payable on the loans under the 2023 Revolving Credit Facility, at Vince LLC's request, either at Term SOFR, the Base Rate, or SOFR Daily Floating Rate, in each case, with applicable margins subject to a pricing grid based on an average daily excess availability calculation. The "Base Rate" means, for any day, a fluctuating rate per annum equal to the highest of (i) the Federal Funds Rate for such day, plus 0.5%; (ii) the rate of interest in effect for such day as publicly announced from time to time by BofA as its prime rate; (iii) the SOFR Daily Floating Rate on such day, plus 1.0%; and (iv) 1.0%. During the continuance of certain specified events of default, at the election of BofA in its capacity as Agent, interest will accrue at a rate of 2.0% in excess of the applicable non-default rate.

The applicable margins for SOFR Term and SOFR Daily Floating Rate Loans are: (i) 2.0% when the average daily Excess Availability (as defined in the 2023 Revolving Credit Agreement) is greater than 66.7% of the Loan Cap (as defined in the 2023 Revolving Credit Agreement); (ii) 2.25% when the average daily Excess Availability is greater than or equal to 33.3% but less than or equal to 66.7% of the Loan Cap; and (iii) 2.5% when the average daily Excess Availability is less than 33.3% of the Loan Cap. The applicable margins for Base Rate Loans are: (a) 1.0% when the average daily Excess Availability is greater than 66.7% of the Loan Cap; (b) 1.25% when the average daily Excess Availability is greater than or equal to 33.3% but less than or equal to 66.7% of the Loan Cap; and (c) 1.5% when the average daily Excess Availability is less than 33.3% of the Loan Cap.

The 2023 Revolving Credit Facility contains a financial covenant requiring Excess Availability at all times to be no less than the greater of (i) 10.0% of the Loan Cap in effect at such time and (ii) $7,500.

The 2023 Revolving Credit Facility contains representations and warranties, covenants and events of default that are customary for this type of financing, including limitations on the incurrence of additional indebtedness, liens, burdensome agreements, investments, loans, asset sales, mergers, acquisitions, prepayment of certain other debt, the repurchase of capital stock, transactions with affiliates, and the ability to change the nature of its business or its fiscal year. The 2023 Revolving Credit Facility generally permits dividends in the absence of any default or event of default (including any event of default arising from a contemplated dividend), so long as (i) after giving pro forma effect to the contemplated dividend and on a pro forma basis for the 30-day period immediately preceding such dividend, Excess Availability will be at least the greater of 20.0% of the Loan Cap and $15,000 and (ii) after giving pro forma effect to the contemplated dividend, the Consolidated Fixed Charge Coverage Ratio (as defined in the 2023 Revolving Credit Agreement) for the 12 months preceding such dividend will be greater than or equal to 1.0 to 1.0.

All obligations under the 2023 Revolving Credit Facility are guaranteed by the Company and Vince Intermediate and any future subsidiaries of the Company (other than Excluded Subsidiaries as defined in the 2023 Revolving Credit Agreement) and secured by a lien on substantially all of the assets of the Company, Vince, LLC and Vince Intermediate and any future subsidiary guarantors, other than among others, equity interests in ABG Vince, as well as the rights of Vince, LLC under the License Agreement.

The Company incurred a total of $1,124 of financing costs. In accordance with ASC Topic 470, "Debt", these financing costs were recorded as deferred debt issuance costs (which is presented within Other assets on the Condensed Consolidated Balance Sheets) and will be amortized over the term of the 2023 Revolving Credit Facility.

As of July 29, 2023, the Company was in compliance with applicable covenants. As of July 29, 2023, $34,745 was available under the 2023 Revolving Credit Facility, net of the Loan Cap, and there were $39,677 of borrowings outstanding and $0 of letters of credit outstanding under the 2023 Revolving Credit Facility. The weighted average interest rate for borrowings outstanding under the 2023 Revolving Credit Facility as of July 29, 2023 was 8.2%.

2018 Revolving Credit Facility

On August 21, 2018, Vince, LLC entered into an $80,000 senior secured revolving credit facility (the "2018 Revolving Credit Facility") pursuant to a credit agreement, as amended and restated from time to time, by and among Vince, LLC, as the borrower, VHC and Vince Intermediate, as guarantors, Citizens Bank, N.A. ("Citizens"), as administrative agent and collateral agent, and the other lenders from time to time party thereto. On January 31, 2023, the Company repaid $125 of fees due in accordance with an amendment entered into on September 30, 2022. Upon the contemporaneous consummation of the Asset Sale, the lenders' commitments to extend credit was reduced to $70,000. The 2018 Revolving Credit Facility would have matured on June 30, 2024.

On June 23, 2023, all outstanding amounts under the 2018 Revolving Credit Facility were repaid in full and the 2018 Revolving Credit Facility was terminated pursuant to the terms thereof as a result of all parties completing their obligations under the 2018 Revolving Credit Facility. The Company recorded expense of $828 during the three and six months ended July 29, 2023, related to the write-off of the remaining deferred financing costs. Certain letters of credit remain in place with Citizens which were secured with restricted cash, totaling $5,296 as of July 29, 2023. Restricted cash is included in Prepaid Expenses and other current assets in the Condensed Consolidated Balance Sheets.

Third Lien Credit Facility

On December 11, 2020, Vince, LLC entered into a $20,000 subordinated term loan credit facility (the "Third Lien Credit Facility") pursuant to a credit agreement (the "Third Lien Credit Agreement"), as amended from time to time, dated December 11, 2020, by and among Vince, LLC, as the borrower, VHC and Vince Intermediate, as guarantors, and SK Financial Services, LLC ("SK Financial"), as administrative agent and collateral agent, and other lenders from time to time party thereto. The proceeds were received on December 11, 2020 and were used to repay a portion of the borrowings outstanding under the 2018 Revolving Credit Facility.

SK Financial is an affiliate of Sun Capital Partners, Inc. ("Sun Capital"), whose affiliates own, as of July 29, 2023, approximately 68% of the Company's common stock. The Third Lien Credit Facility was reviewed and approved by the Special Committee of the Company's Board of Directors, consisting solely of directors not affiliated with Sun Capital, which committee was represented by independent legal advisors.

Interest on loans under the Third Lien Credit Facility is payable in kind at a rate revised in connection with the Third Lien Third Amendment (as defined and discussed below) to be equal to the Daily Simple SOFR, subject to a credit spread adjustment of 0.10% per annum, plus 9.0%. During the continuance of certain specified events of default, interest may accrue on the loans under the Third Lien Credit Facility at a rate of 2.0% in excess of the rate otherwise applicable to such amount.

The Company incurred $485 in deferred financing costs associated with the Third Lien Credit Facility of which a $400 closing fee is payable in kind and was added to the principal balance. These deferred financing costs are recorded as deferred debt issuance costs which will be amortized over the remaining term of the Third Lien Credit Facility.

All obligations under the Third Lien Credit Facility are guaranteed by the Company, Vince Intermediate and the Company's existing material domestic restricted subsidiaries as well as any future material domestic restricted subsidiaries and are secured on a junior basis relative to the 2023 Revolving Credit Facility by a lien on substantially all of the assets of the Company, Vince Intermediate, Vince, LLC and the Company's existing material domestic restricted subsidiaries as well as any future material domestic restricted subsidiaries.

On April 21, 2023, Vince, LLC entered into that certain Consent and Third Amendment to Credit Agreement (the "Third Lien Third Amendment"), which, among other things, (a) permitted the sale of the intellectual property of the Vince Business contemplated in the Asset Sale, (b) replaced LIBOR as an interest rate benchmark in favor of Daily Simple SOFR, subject to a credit spread adjustment of 0.10% per annum, (c) amended the Third Lien Credit Agreement's maturity date to the earlier of (i) March 30, 2025 and (ii) 180 days after the maturity date under the ABL Credit Agreement, (d) reduced the capacity to incur indebtedness and liens, make investments, restricted payments and dispositions and repay certain indebtedness and (e) modified certain representations and warranties, covenants and events of default in respect of documentation related to the Asset Sale. The Third Lien Third Amendment became effective upon the consummation of the Asset Sale, the prepayment of the Term Loan Credit Facility in full and other transactions contemplated by the Asset Purchase Agreement.

On June 23, 2023, Vince, LLC entered into the Fourth Amendment (the "Third Lien Fourth Amendment") to the Third Lien Credit Agreement which, among other things, (a) extended the Third Lien Credit Agreement's maturity date to the earlier of (i) September 30, 2028 and (ii) 91 days prior to the earliest maturity date of any Material Indebtedness (as defined therein) other than the 2023 Revolving Credit Facility and (b) modified certain representations and warranties, covenants and events of default in respect of documentation conforming to the terms of the 2023 Revolving Credit Facility.

Note 6. Inventory

Inventories consisted of finished goods. As of July 29, 2023 and January 28, 2023, finished goods, net of reserves were $85,079 and $90,008, respectively.

Note 7. Share-Based Compensation

Employee Stock Plans

Vince 2013 Incentive Plan

In connection with the IPO, the Company adopted the Vince 2013 Incentive Plan, which provides for grants of stock options, stock appreciation rights, restricted stock and other stock-based awards. In May 2018, the Company filed a Registration Statement on Form S-8 to register an additional 660,000 shares of common stock available for issuance under the Vince 2013 Incentive Plan. Additionally, in September 2020, the Company filed a Registration Statement on Form S-8 to register an additional 1,000,000 shares of common stock available for issuance under the Vince 2013 Incentive Plan. The aggregate number of shares of common stock which may be issued or used for reference purposes under the Vince 2013 Incentive Plan or with respect to which awards may be granted may not exceed 1,000,000 shares. The shares available for issuance under the Vince 2013 Incentive Plan may be, in whole or in part, either authorized and unissued shares of the Company's common stock or shares of common stock held in or acquired for the Company's treasury. In general, if awards under the Vince 2013 Incentive Plan are canceled for any reason, or expire or terminate unexercised, the shares covered by such award may again be available for the grant of awards under the Vince 2013 Incentive Plan. As of July 29, 2023, there were 871,385 shares under the Vince 2013 Incentive Plan available for future grants. Options granted pursuant to the Vince 2013 Incentive Plan typically vest in equal installments over four years, subject to the employees' continued employment and expire on the earlier of the tenth anniversary of the grant date or upon termination as outlined in the Vince 2013 Incentive Plan. Restricted stock units ("RSUs") granted typically vest in equal installments over a three-year period or vest in equal installments over four years, subject to the employees' continued employment.

Employee Stock Purchase Plan

The Company maintains an employee stock purchase plan ("ESPP") for its employees. Under the ESPP, all eligible employees may contribute up to 10% of their base compensation, up to a maximum contribution of $10 per year. The purchase price of the stock is 90% of the fair market value, with purchases executed on a quarterly basis. The plan is defined as compensatory, and accordingly, a charge for compensation expense is recorded to SG&A expense for the difference between the fair market value and the discounted purchase price of the Company's common stock. During the six months ended July 29, 2023, 6,124 shares of common stock were issued under the ESPP. During the six months ended July 30, 2022, 5,079 shares of common stock were issued under the ESPP. As of July 29, 2023, there were 54,451 shares available for future issuance under the ESPP.

Stock Options

A summary of stock option activity for the six months ended July 29, 2023 is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 28, 2023	58	$38.77	2.7	$—
Granted	—	$—
Exercised	—	$—
Forfeited or expired	—	$—
Outstanding at July 29, 2023	58	$38.77	2.2	$—

Vested and exercisable at July 29, 2023	58	$38.77	2.2	$—

Restricted Stock Units

A summary of restricted stock unit activity for the six months ended July 29, 2023 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested restricted stock units at January 28, 2023	550,293	$9.44
Granted	73,433	$5.45
Vested	(170,702)	$10.05
Forfeited	(36,347)	$8.90
Non-vested restricted stock units at July 29, 2023	416,677	$8.53

Share-Based Compensation Expense

The Company recognized share-based compensation expense of $393 and $551, including expense of $67 and $63 related to non-employees, during the three months ended July 29, 2023 and July 30, 2022, respectively. The Company recognized share-based compensation expense of $813 and $1,160, including expense of $121 and $189 related to non-employees, during the six months ended July 29, 2023 and July 30, 2022, respectively.

Note 8. Stockholders' Equity

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

On June 30, 2023, the Company entered into a Sales Agreement with Virtu Americas LLC ("Virtu"), as sales agent and/or principal (the "Virtu At-the-Market Offering") under which, the Company may sell from time to time through Virtu shares of the Company's common stock, par value $0.01 per share, having an offering price of up to $7,825. Any shares will be issued pursuant to the Company's Registration Statement. During the three months ended July 29, 2023, the Company did not make any offerings or sales of shares of common stock under the Virtu At-the-Market Offering. At July 29, 2023, $7,825 was available under the Virtu At-the-Market Offering.

The Company previously entered into an Open Market Sale AgreementSM with Jefferies LLC ("Jefferies At-the-Market Offering"), under which the Company was able to offer and sell, from time to time, up to 1,000,000 shares of common stock, par value $0.01 per share, which shares were included in the securities registered pursuant to the Registration Statement. Effective June 29, 2023, the Company terminated the Jefferies At-the-Market Offering. During the three months ended July 30, 2022, the Company issued and sold 68,106 shares of common stock under the Jefferies At-the-Market Offering for aggregate net proceeds of $520, at an average price of $7.64 per share. During the three months ended July 29, 2023, the Company did not make any offerings or sales of shares of common stock under the Jefferies At-the-Market Offering. During the six months ended July 30, 2022, the Company issued and sold 104,980 shares of common stock under the Jefferies At-the-Market Offering for aggregate net proceeds of $825, at an average price of $7.86 per share.

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

The following is a reconciliation of weighted average basic shares to weighted average diluted shares outstanding:

	Three Months Ended		Six Months Ended
	July 29,	July 30,	July 29,	July 30,
	2023	2022	2023	2022
Weighted-average shares—basic	12,428,339	12,220,693	12,385,347	12,125,759
Effect of dilutive equity securities	51,328	—	84,738	—
Weighted-average shares—diluted	12,479,667	12,220,693	12,470,085	12,125,759

For the three and six months ended July 29, 2023, 389,568 and 374,826, respectively, weighted average shares of share-based compensation were excluded from the computation of weighted average shares for diluted earnings per share, as their effect would have been anti-dilutive.

Because the Company incurred a net loss for the three and six months ended July 30, 2022, weighted-average basic shares and weighted-average diluted shares outstanding are equal for these periods.

Note 10. Commitments and Contingencies

Contractual Cash Obligations

On May 25, 2023, in connection with the Closing, Vince, LLC and ABG Vince entered into the License Agreement. The initial term of the License Agreement began on May 25, 2023, the date on which the Closing actually occurred, and ends at the end of the Company's 2032 fiscal year, unless sooner terminated pursuant to the terms of the License Agreement. Vince, LLC is required to pay ABG Vince a royalty on net sales of Licensed Products and committed to an annual guaranteed minimum royalty of $11,000 during the initial term of the License Agreement, except that the guaranteed minimum royalty for the first contract year during the initial term will be prorated to the period beginning on the Closing Date and ending at the end of the Company's 2023 fiscal year. See Note 1 "Description of Business and Basis of Presentation - (F) Recent Transactions" for further information.

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

Note 11. Income Taxes

The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year. In interim periods where the entity is experiencing losses, an entity must make assumptions concerning its future taxable income and determine whether the realization of future tax benefits is more likely than not. The benefit for income taxes of $592 for the three months ended July 29, 2023 resulted from applying the Company’s estimated effective tax rate for the fiscal year to the three months income (loss) before income taxes and equity in net income of equity method investment, excluding discrete items. Discrete items for the second quarter included the $32,043 Vince IP Sale Gain and $2,041 in transaction expenses related to the transaction with Authentic Brands Group. Tax expense associated with these discrete items is not material as the Company has substantial net operating losses, both at the federal and state levels, for which a full valuation allowance is maintained against these deferred tax assets.

The benefit for income taxes of $5,877 for the six months ended July 29, 2023 was due to a $6,127 discrete tax impact from the change in classification of the Company's Vince tradename indefinite-lived intangibles to Assets Held for Sale during the first quarter of fiscal 2023, offset by $250 of tax expense from applying the Company's estimated effective tax rate for the fiscal year to the six-month income (loss) before income taxes and equity in net income of equity method investment, excluding discrete items. The change in classification of the Company's Vince tradename indefinite-lived intangibles resulted in a reversal of the non-cash deferred tax liability previously created by the amortization of indefinite-lived tradename intangible asset recognized for tax but not for book purposes, as this non-cash deferred tax liability can now be used as a source to support the realization of certain deferred tax assets related to the Company's net operating losses.

The Company's estimated effective tax rate for the fiscal year is primarily driven by the non-cash deferred tax expense created by the current period amortization of indefinite-lived goodwill for tax but not for book purposes. A portion of these deferred tax liabilities cannot be used as a source to support the realization of certain deferred tax assets related to the Company's net operating losses, which results in additional tax expense for the amortization difference for goodwill.

As of July 30, 2022, the Company was no longer anticipating annual ordinary income for the fiscal 2022 year and therefore the tax provision of $7,903 for the three and six months ended July 30, 2022 reflected the impact of applying the Company's estimated effective tax rate for the fiscal year to the six-month income (loss) before income taxes and equity in net income of equity method investment. The Company's estimated effective tax rate was driven by the non-cash deferred tax expense created by the current period amortization of indefinite-lived goodwill and intangible assets for tax but not for book purposes. A portion of these deferred tax liabilities cannot be used as a source to support the realization of certain deferred tax assets related to the Company's net operating losses which results in tax expense to record these deferred tax liabilities.

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

Total lease cost is included in SG&A expense in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and is recorded net of immaterial sublease income. Some leases have a non-cancelable lease term of less than one year and therefore, the Company has elected to exclude these short-term leases from its ROU asset and lease liabilities. Short term lease costs were immaterial for the six months ended July 29, 2023 and July 30, 2022. The Company's lease cost is comprised of the following:

	Three Months Ended		Six Months Ended
	July 29,	July 30,	July 29,	July 30,
(in thousands)	2023	2022	2023	2022
Operating lease cost	$4,307	$6,093	$8,104	$12,413
Variable operating lease cost	57	224	85	458
Total lease cost	$4,364	$6,317	$8,189	$12,871

The operating lease cost for the six months ended July 29, 2023, included a benefit of $779 for the correction of an error recorded within SG&A expenses related to a lease modification that occurred during fiscal 2022 for a Vince retail store, leading to an overstatement of the ROU assets and an overstatement of the lease obligations in fiscal 2022.

As of July 29, 2023, the future maturity of lease liabilities are as follows:

July 29,
(in thousands)	2023
Fiscal 2023	$12,041
Fiscal 2024	22,562
Fiscal 2025	17,130
Fiscal 2026	13,497
Fiscal 2027	10,825
Thereafter	38,349
Total lease payments	114,404
Less: Imputed interest	(23,253)
Total operating lease liabilities	$91,151

The operating lease payments do not include any renewal options as such leases are not reasonably certain of being renewed as of July 29, 2023, and do not include $930 of legally binding minimum lease payments for leases signed but not yet commenced.

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

The accounting policies of the Company's reportable segments are consistent with those described in Note 1 to the audited consolidated financial statements of VHC for the fiscal year ended January 28, 2023 included in the 2022 Annual Report on Form 10-K. Unallocated corporate expenses are related to the Vince brand and are comprised of SG&A expenses attributable to corporate and administrative activities (such as marketing, design, finance, information technology, legal and human resource departments), and other charges that are not directly attributable to the Company's Vince Wholesale and Vince Direct-to-consumer reportable segments. Unallocated corporate assets are related to the Vince brand and are comprised of the carrying values of the Company's goodwill, equity method investment and other assets that will be utilized to generate revenue for the Company's Vince Wholesale and Vince Direct-to-consumer reportable segments.

Summary information for the Company's reportable segments is presented below.

(in thousands)	Vince Wholesale	Vince Direct-to-consumer	Rebecca Taylor and Parker	Unallocated Corporate	Total
Three Months Ended July 29, 2023
Net Sales (1)	$36,407	$32,930	$110	$—	$69,447
Income (loss) before income taxes and equity in net income of equity method investment (2) (3)	11,360	1,098	1,257	14,998	28,713

Three Months Ended July 30, 2022
Net Sales (4)	$46,692	$34,200	$8,302	$—	$89,194
Income (loss) before income taxes and equity in net income of equity method investment (5)	12,797	(617)	(5,485)	(13,781)	(7,086)

Six Months Ended July 29, 2023
Net Sales (1)	$68,874	$64,438	$191	$—	$133,503
Income (loss) before income taxes and equity in net income of equity method investment (2) (3)	19,931	2,199	2,449	(1,532)	23,047

Six Months Ended July 30, 2022
Net Sales (4)	$80,156	$68,982	$18,432	$—	$167,570
Income (loss) before income taxes and equity in net income of equity method investment	22,960	(1,419)	(6,969)	(28,827)	(14,255)

(in thousands)	Vince Wholesale	Vince Direct-to-consumer	Rebecca Taylor and Parker	Unallocated Corporate	Total
July 29, 2023
Total Assets	$95,922	$104,001	$—	$62,463	$262,386

January 28, 2023
Total Assets	$83,134	$95,499	$981	$123,731	$303,345

(1) Net sales for the Rebecca Taylor and Parker reportable segment for the three and six months ended July 29, 2023 consisted of $110 and $191, respectively, through wholesale distribution channels of residual revenue contracted prior to the sale of the Rebecca Taylor tradename.

(2) Rebecca Taylor and Parker reportable segment for the three months ended July 29, 2023 includes a net benefit of $1,126 from the wind down of the Rebecca Taylor business. Rebecca Taylor and Parker reportable segment for the six months ended July 29, 2023 includes a $765 gain associated with the sale of the Parker tradename, a net benefit of $1,750 from the wind down of the Rebecca Taylor business, and $150 of transaction related expenses associated with the sale of the Parker tradename. See Note 1 "Description of Business and Basis of Presentation - (F) Recent Transactions" and Note 2 "Wind Down of Rebecca Taylor Business" for further information.

(3) Unallocated Corporate for the three and six months ended July 29, 2023 includes the $32,043 gain associated with the Asset Sale and $2,041 and $4,782, respectively, of transaction related expenses associated with the Asset Sale. See Note 1 "Description of Business and Basis of Presentation - (F) Recent Transactions" for further information.

(4) Net sales for the Rebecca Taylor and Parker reportable segment for the three and six months ended July 30, 2022 consisted of $3,906 and $8,780, respectively, through wholesale distribution channels and $4,396 and $9,652, respectively, through direct-to-consumer distribution channels.

(5) Rebecca Taylor and Parker reportable segment for the three and six months ended July 30, 2022 includes a non-cash impairment charge of $2,566 of which $1,700 is related to the Rebecca Taylor tradename and $866 is related to property and equipment.

Note 14. Related Party Transactions

Operating Agreement

On May 25, 2023, Vince, LLC and ABG Vince entered into the Operating Agreement, which, among other things, provides for the management of the business and the affairs of ABG Vince, the allocation of profits and losses, the distribution of cash of ABG Vince among its members and the rights, obligations and interests of the members to each other and to Vince, LLC. See Note 1 "Description of Business and Basis of Presentation - (F) Recent Transactions" for further information.

During the three and six months ended July 29, 2023, the Company received $0 distributions of cash under the Operating Agreement.

License Agreement

On May 25, 2023, Vince, LLC and ABG Vince entered into the License Agreement, whereby Vince, LLC is required to pay ABG Vince a royalty on net sales of Licensed Products and committed to an annual guaranteed minimum royalty of $11,000. See Note 1 "Description of Business and Basis of Presentation - (F) Recent Transactions" for further information.

During the three and six months ended July 29, 2023, the Company paid $4,195 under the License Agreement. At July 29, 2023, $1,965 was included within Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets.

Third Lien Credit Agreement

On December 11, 2020, Vince, LLC entered into the $20,000 Third Lien Credit Facility pursuant to the Third Lien Credit Agreement, by and among Vince, LLC, as the borrower, SK Financial, as agent and lender, and other lenders from time-to-time party thereto. SK Financial is an affiliate of Sun Capital, whose affiliates own, as of July 29, 2023, approximately 68% of the Company's common stock. The Third Lien Credit Facility was reviewed and approved by the Special Committee of the Company's Board of Directors, consisting solely of directors not affiliated with Sun Capital, which committee was represented by independent legal advisors.

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

As of July 29, 2023, the Company's total obligation under the Tax Receivable Agreement was estimated to be $0 based on the projected usage of the Pre-IPO Tax Benefits.

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

During the three months ended July 29, 2023 and July 30, 2022, the Company incurred expenses of $1 and $2, respectively, under the Sun Capital Consulting Agreement. During the six months ended July 29, 2023 and July 30, 2022, the Company incurred expenses of $4 and $10, respectively, under the Sun Capital Consulting Agreement.

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

Executive Overview

We are a global retail company that operates the Vince brand women's and men's ready to wear business. We serve our customers through a variety of channels that reinforces our brand image. Previously, we also owned and operated the Rebecca Taylor and Parker brands until the sale of the respective intellectual property was completed, as discussed below.

Vince, established in 2002, is a leading global luxury apparel and accessories brand best known for creating elevated yet understated pieces for every day effortless style. Vince operates 49 full-price retail stores, 17 outlet stores, its e-commerce site, vince.com and through its subscription service Vince Unfold, vinceunfold.com, as well as through premium wholesale channels globally.

On April 21, 2023 the Company entered into a strategic partnership ("Authentic Transaction") with Authentic Brands Group, LLC ("Authentic"), a global brand development, marketing and entertainment platform, whereby the Company will contribute its intellectual property to a newly formed Authentic subsidiary ("ABG Vince") for cash consideration and a membership interest in ABG Vince. The Company closed the Asset Sale on May 25, 2023. On May 25, 2023, in connection with the Authentic Transaction, Vince, LLC, entered into a License Agreement (the "License Agreement") with ABG Vince, which provides Vince, LLC with an exclusive, long-term license to use the Licensed Property in the Territory to the Approved Accounts (each as defined in the License Agreement). See Note 1 "Description of Business and Basis of Presentation - (F) Recent Transactions" to the Condensed Consolidated Financial Statements in this Quarterly Report for additional information.

Rebecca Taylor, founded in 1996 in New York City, was a contemporary womenswear line lauded for its signature prints, romantic detailing and vintage inspired aesthetic, reimagined for a modern era. On September 12, 2022, the Company announced its decision to wind down the Rebecca Taylor business. On December 22, 2022, the Company's indirectly wholly owned subsidiary, Rebecca Taylor, Inc., completed the sale of its intellectual property and certain related ancillary assets to RT IPCO, LLC, an affiliate of Ramani Group. See Note 2 "Wind Down of Rebecca Taylor Business" to the Condensed Consolidated Financial Statements in this Quarterly Report for additional information. The Rebecca Taylor collection was previously available through retail stores and outlet stores, through its branded e-commerce site and through its subscription service Rebecca Taylor RNTD, as well as through major department and specialty stores in the U.S. and in select international markets. All Rebecca Taylor retail and outlet stores operated by the Company were closed as of January 28, 2023 and the e-commerce site operated by the Company ceased in December 2022.

Parker, founded in 2008 in New York City, was a contemporary women's fashion brand that was trend focused. During the first half of fiscal 2020 the Company decided to pause the creation of new products to focus resources on the operations of the Vince and Rebecca Taylor brands. On February 17, 2023, the Company's indirectly wholly owned subsidiary, Parker Lifestyle, LLC, completed the sale of its intellectual property and certain related ancillary assets to Parker IP Co. LLC, an affiliate of BCI Brands. See Note 1 "Description of Business and Basis of Presentation - (F) Recent Transactions" to the Condensed Consolidated Financial Statements in this Quarterly Report for further information. The Parker collection was previously available through major department stores and specialty stores worldwide as well as through its e-commerce website.

The Company has identified three reportable segments: Vince Wholesale, Vince Direct-to-consumer and Rebecca Taylor and Parker.

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

The following table presents, for the periods indicated, our operating results as a percentage of net sales, as well as earnings (loss) per share data:

	Three Months Ended				Six Months Ended
	July 29, 2023		July 30, 2022		July 29, 2023		July 30, 2022
		% of Net		% of Net		% of Net		% of Net
	Amount	Sales	Amount	Sales	Amount	Sales	Amount	Sales
(in thousands, except per share data and percentages)
Statements of Operations:
Net sales	$69,447	100.0%	$89,194	100.0%	$133,503	100.0%	$167,570	100.0%
Cost of products sold	37,099	53.4%	52,822	59.2%	71,563	53.6%	95,563	57.0%
Gross profit	32,348	46.6%	36,372	40.8%	61,940	46.4%	72,007	43.0%
Impairment of intangible assets	—	0.0%	1,700	1.9%	—	0.0%	1,700	1.0%
Impairment of long-lived assets	—	0.0%	866	1.0%	—	0.0%	866	0.5%
Gain on sale of intangible assets	(32,043)	(46.1)%	—	0.0%	(32,808)	(24.6)%	—	0.0%
Selling, general and administrative expenses	31,541	45.4%	39,010	43.7%	64,274	48.1%	79,930	47.7%
Income (loss) from operations	32,850	47.3%	(5,204)	(5.8)%	30,474	22.8%	(10,489)	(6.3)%
Interest expense, net	4,137	6.0%	1,882	2.1%	7,427	5.6%	3,766	2.2%
Income (loss) before income taxes and equity in net income of equity method investment	28,713	41.3%	(7,086)	(7.9)%	23,047	17.3%	(14,255)	(8.5)%
(Benefit) provision for income taxes	(592)	(0.9)%	7,903	8.9%	(5,877)	(4.4)%	7,903	4.7%
Income (loss) before equity in net income of equity method investment	29,305	42.2%	(14,989)	(16.8)%	28,924	21.7%	(22,158)	(13.2)%
Equity in net income of equity method investment	207	0.3%	—	0.0%	207	0.2%	—	0.0%
Net income (loss)	$29,512	42.5%	$(14,989)	(16.8)%	$29,131	21.8%	$(22,158)	(13.2)%
Earnings (loss) per share:
Basic earnings (loss) per share	$2.37		$(1.23)		$2.35		$(1.83)
Diluted earnings (loss) per share	$2.36		$(1.23)		$2.34		$(1.83)

Three Months Ended July 29, 2023 Compared to Three Months Ended July 30, 2022

Net sales for the three months ended July 29, 2023 were $69,447, decreasing $19,747, or 22.1%, versus $89,194 for the three months ended July 30, 2022.

Gross profit decreased 11.1% to $32,348 for the three months ended July 29, 2023 from $36,372 in the prior year second quarter. As a percentage of sales, gross margin was 46.6%, compared with 40.8% in the prior year second quarter. The total gross margin rate increase was primarily driven by the following factors:

•
The favorable impact from lower freight costs which contributed positively by approximately 550 basis points;
•
The favorable impact of year-over-year adjustments to inventory reserves contributed positively by approximately 160 basis points; and
•
The favorable impact from the wind down of the Rebecca Taylor business, which historically operated at a lower overall gross margin, contributed positively by approximately 120 basis points; partly offset by
•
The unfavorable impact from royalty expense associated with the License Agreement with ABG Vince contributed negatively by approximately 320 basis points.

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

Gain on sale of intangible assets for the three months ended July 29, 2023 was $32,043 related to the sale of the Vince intellectual property and certain related ancillary assets. See Note 1 "Description of Business and Basis of Presentation - (F) Recent Transactions" to the Condensed Consolidated Financial Statements in this Quarterly Report for further information.

Selling, general and administrative ("SG&A") expenses for the three months ended July 29, 2023 were $31,541, decreasing $7,469, or 19.1%, versus $39,010 for the three months ended July 30, 2022. SG&A expenses as a percentage of sales were 45.4% and 43.7% for the three months ended July 29, 2023 and July 30, 2022, respectively. The change in SG&A expenses compared to the prior fiscal year period was primarily due to:

•
$6,559 net decrease in total SG&A expenses resulting from the wind down of the Rebecca Taylor brand;
•
$914 of decreased consulting and other third-party costs primarily due to investments in the prior year related to our customer facing technologies to further expand our omni-channel capabilities and our e-commerce platforms;
•
$582 of decreased compensation and benefits, partly due to lower incentive-based compensation; and
•
$531 of decreased product developments costs; partly offset by
•
$2,041 of transaction related expenses associated with the Asset Sale.

Interest expense, net increased $2,255, or 119.8%, to $4,137 in the three months ended July 29, 2023 from $1,882 in the three months ended July 30, 2022, primarily due to a $1,755 write-off of deferred financing costs and a $553 prepayment penalty both associated with the termination of the Term Loan Credit Facility, as well as an $828 write-off of deferred financing costs associated with the termination of the 2018 Revolving Credit Facility.

(Benefit) provision for income taxes for the three months ended July 29, 2023 was a benefit of $592, which is due to applying the Company’s estimated effective tax rate for the fiscal year to the three months income (loss) before income taxes and equity in net income of equity method investment, excluding discrete items. Discrete items for the second quarter included the $32,043 Vince IP Sale Gain and $2,041 in transaction expenses related to the transaction with Authentic Brands Group. Tax expense associated with these discrete items is not material as the Company has substantial net operating losses, both at the federal and state levels, for which a full valuation allowance is maintained against these deferred tax assets.

The provision for income taxes was $7,903 for the three months ended July 30, 2022 which reflected the impact of applying the Company's estimated effective tax rate for the fiscal year to the six month income (loss) before income taxes and equity in net income of equity method investment. The Company's estimated effective tax rate is driven by the non-cash deferred tax expense created by the current period amortization of indefinite-lived goodwill and intangible assets for tax but not for book purposes. See Note 11 "Income Taxes" to the Condensed Consolidated Financial Statements in this Quarterly Report for further information.

Equity in net income of equity method investment for the three months ended July 29, 2023 was $207 related to the Company's 25% membership interest in ABG Vince.

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

On February 17, 2023, the Company's indirectly wholly owned subsidiary, Parker Lifestyle, LLC, completed the sale of its intellectual property and certain related ancillary assets to Parker IP Co. LLC, an affiliate of BCI Brands. See Note 1 "Description of Business and Basis of Presentation - (F) Recent Transactions" to the Condensed Consolidated Financial Statements in this Quarterly Report for additional information.

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

	Three Months Ended
	July 29,	July 30,
(in thousands)	2023	2022
Net Sales:
Vince Wholesale	$36,407	$46,692
Vince Direct-to-consumer	32,930	34,200
Rebecca Taylor and Parker	110	8,302
Total net sales	$69,447	$89,194

Income (loss) from operations:
Vince Wholesale	$11,360	$12,797
Vince Direct-to-consumer	1,098	(617)
Rebecca Taylor and Parker	1,257	(5,485)
Subtotal	13,715	6,695
Unallocated corporate (1)	19,135	(11,899)
Total income (loss) from operations	$32,850	$(5,204)

________

(1) Unallocated corporate for the three months ended July 29, 2023 includes the $32,043 gain related to the sale of the Vince intellectual property and certain related ancillary assets.

Vince Wholesale

	Three Months Ended
(in thousands)	July 29, 2023	July 30, 2022	$ Change
Net sales	$36,407	$46,692	$(10,285)
Income from operations	11,360	12,797	(1,437)

Net sales from our Vince Wholesale segment decreased $10,285, or 22.0%, to $36,407 in the three months ended July 29, 2023 from $46,692 in the three months ended July 30, 2022, primarily due to lower full-price shipments resulting from a shift in timing, as well as lower off-price shipments.

Income from operations from our Vince Wholesale segment decreased $1,437, or 11.2%, to $11,360 in the three months ended July 29, 2023 from $12,797 in the three months ended July 30, 2022, primarily due to royalty expense associated with the License Agreement with ABG Vince.

Vince Direct-to-consumer

	Three Months Ended
(in thousands)	July 29, 2023	July 30, 2022	$ Change
Net sales	$32,930	$34,200	$(1,270)
Income (loss) from operations	1,098	(617)	1,715

Net sales from our Vince Direct-to-consumer segment decreased $1,270, or 3.7%, to $32,930 in the three months ended July 29, 2023 from $34,200 in the three months ended July 30, 2022. Comparable sales decreased $720, or 2.2%, including e-commerce, primarily due to a decrease in e-commerce traffic. Non-comparable sales declined $550, which includes new stores which have not completed 13 full fiscal months of operations and Vince Unfold. Since July 30, 2022, one net store has closed bringing our total retail store count to 66 (consisting of 49 full price stores and 17 outlet stores) as of July 29, 2023, compared to 67 (consisting of 50 full price stores and 17 outlet stores) as of July 30, 2022.

Our Vince Direct-to-consumer segment had income from operations of $1,098 in the three months ended July 29, 2023 compared to a loss from operations of $617 in the three months ended July 30, 2022. The change was primarily driven by a decrease in SG&A expenses driven by the prior year investments in our customer facing technologies to further expand our omni-channel capabilities and in our e-commerce platforms and decreased rent expense.

Rebecca Taylor and Parker

	Three Months Ended
(in thousands)	July 29, 2023	July 30, 2022	$ Change
Net sales	$110	$8,302	$(8,192)
Income (loss) from operations	1,257	(5,485)	6,742

Net sales from our Rebecca Taylor and Parker segment decreased $8,192, or 98.7%, to $110 in the three months ended July 29, 2023 from $8,302 in the three months ended July 30, 2022, as a result of the wind down of the Rebecca Taylor and Parker businesses.

Our Rebecca Taylor and Parker segment had income from operations of $1,257 in the three months ended July 29, 2023 compared to a loss from operations of $5,485 in the three months ended July 30, 2022. The change was primarily driven by the wind down of the Rebecca Taylor business. In addition, income from operations for the three months ended July 29, 2023 includes a net benefit of $1,126 from the wind down of the Rebecca Taylor business, primarily related to the release of operating lease liabilities as a result of lease terminations. Loss from operations for the three months ended July 30, 2022 also included $2,566 of impairment charges related to the impairment of the Rebecca Taylor tradename and property and equipment.

Six Months Ended July 29, 2023 Compared to Six Months Ended July 30, 2022

Net sales for the six months ended July 29, 2023 were $133,503, decreasing $34,067, or 20.3%, versus $167,570 for the six months ended July 30, 2022.

Gross profit decreased 14.0% to $61,940 for the six months ended July 29, 2023 from $72,007 in the six months ended July 30, 2022. As a percentage of sales, gross margin was 46.4%, compared with 43.0% in the six months ended July 30, 2022. The total gross margin rate increase was primarily driven by the following factors:

•
The favorable impact from product mix which contributed positively by approximately 380 basis points;
•
The favorable impact from lower freight costs which contributed positively by approximately 360 basis points; and
•
The favorable impact of year-over-year adjustments to inventory reserves contributed positively by approximately 120 basis points; partly offset by
•
The unfavorable impact from higher discounts in the wholesale off-price channel contributed negatively by approximately 220 basis points;
•
The unfavorable impact from an increase in promotional activity in the Direct-to-consumer segment which contributed negatively by approximately 180 basis points; and
•
The unfavorable impact from royalty expense associated with the License Agreement with ABG Vince contributed negatively by approximately 165 basis points.

Impairment of intangible assets for the six months ended July 30, 2022 was $1,700 related to the impairment of the Rebecca Taylor tradename. See Note 3 "Goodwill and Intangible Assets" to the Condensed Consolidated Financial Statements in this Quarterly Report for further information.

Impairment of long-lived assets for the six months ended July 30, 2022 was $866 related to the impairment of property and equipment for certain Rebecca Taylor retail locations.

Gain on sale of intangible assets for the six months ended July 29, 2023 was $32,808, of which $32,043 is related to the sale of the Vince intellectual property and certain related ancillary assets and $765 is related to the sale of the Parker intellectual property and certain ancillary assets. See Note 1 "Description of Business and Basis of Presentation - (F) Recent Transactions" to the Condensed Consolidated Financial Statements in this Quarterly Report for further information.

SG&A expenses for the six months ended July 29, 2023 were $64,274, decreasing $15,656, or 19.6%, versus $79,930 for the six months ended July 30, 2022. SG&A expenses as a percentage of sales were 48.1% and 47.7% for the six months ended July 29, 2023 and July 30, 2022, respectively. The change in SG&A expenses compared to the prior fiscal year period was primarily due to:

•
$12,498 net decrease in total SG&A expenses resulting from the wind down of the Rebecca Taylor brand;
•
$1,882 of decreased compensation and benefits, partly due to lower incentive-based compensation;
•
$1,696 of decreased consulting and other third-party costs primarily due to investments in the prior year related to our customer facing technologies to further expand our omni-channel capabilities and our e-commerce platforms;
•
$1,611 of decreased rent expense primarily due to lease modifications;

•
$890 of decreased product development costs; and
•
$1,021 of decreased marketing and advertising costs; partly offset by
•
$4,782 of transaction related expenses associated with the Asset Sale.

Interest expense, net increased $3,661, or 97.2%, to $7,427 in the six months ended July 29, 2023 from $3,766 in the six months ended July 30, 2022 primarily due to a $1,755 write-off of deferred financing costs and a $553 prepayment penalty both associated with the termination of the Term Loan Credit Facility, as well as an $828 write-off of deferred financing costs associated with the termination of the 2018 Revolving Credit Facility.

Benefit (provision) for income taxes for the six months ended July 29, 2023 was a benefit of $5,877. The benefit was due to a $6,127 discrete tax impact from the change in classification of the Company's Vince tradename indefinite-lived intangibles to Assets Held for Sale during the first quarter of fiscal 2023, offset by $250 of tax expense from applying the Company's estimated effective tax rate for the fiscal year to the six-months income (loss) before income taxes and equity in net income of equity method investment, excluding discrete items.

The change in classification of the Company's Vince tradename indefinite-lived intangibles resulted in a reversal of the non-cash deferred tax liability previously created by the amortization of indefinite-lived tradename intangible asset recognized for tax but not for book purposes, as this non-cash deferred tax liability can now be used as a source to support the realization of certain deferred tax assets related to the Company's net operating losses.

The Company's estimated effective tax rate for the fiscal year is primarily driven by the non-cash deferred tax expense created by the current period amortization of indefinite-lived goodwill for tax but not for book purposes. A portion of these deferred tax liabilities cannot be used as a source to support the realization of certain deferred tax assets related to the Company's net operating losses, which results in additional tax expense for the amortization difference for goodwill.

The provision for income taxes was $7,903 for the six months ended July 30, 2022, which reflected the impact of applying the Company's estimated effective tax rate for the fiscal year to the six month income (loss) before income taxes and equity in net income of equity method investment. The Company's estimated effective tax rate is driven by the non-cash deferred tax expense created by the current period amortization of indefinite-lived goodwill and intangible assets for tax but not for book purposes. See Note 11 "Income Taxes" to the Condensed Consolidated Financial Statements in this Quarterly Report for further information.

Equity in net income of equity method investment for the six months ended July 29, 2023 was $207 related to the Company's 25% membership interest in ABG Vince.

Performance by Segment

	Six Months Ended
	July 29,	July 30,
(in thousands)	2023	2022
Net Sales:
Vince Wholesale	$68,874	$80,156
Vince Direct-to-consumer	64,438	68,982
Rebecca Taylor and Parker	191	18,432
Total net sales	$133,503	$167,570

Income (loss) from operations:
Vince Wholesale	$19,931	$22,960
Vince Direct-to-consumer	2,199	(1,419)
Rebecca Taylor and Parker	2,449	(6,969)
Subtotal	24,579	14,572
Unallocated corporate (1)	5,895	(25,061)
Total income (loss) from operations	$30,474	$(10,489)

________

(1) Unallocated corporate for the six months ended July 29, 2023 includes the $32,043 gain related to the sale of the Vince intellectual property and certain related ancillary assets.

Vince Wholesale

	Six Months Ended
(in thousands)	July 29, 2023	July 30, 2022	$ Change
Net sales	$68,874	$80,156	$(11,282)
Income from operations	19,931	22,960	(3,029)

Net sales from our Vince Wholesale segment decreased $11,282, or 14.1%, to $68,874 in the six months ended July 29, 2023 from $80,156 in the six months ended July 30, 2022, primarily due to lower full-price shipments, partly due to a shift in timing.

Income from operations from our Vince Wholesale segment decreased $3,029, or 13.2%, to $19,931 in the six months ended July 29, 2023 from $22,960 in the six months ended July 30, 2022, primarily due to royalty expense associated with the License Agreement with ABG Vince.

Vince Direct-to-consumer

	Six Months Ended
(in thousands)	July 29, 2023	July 30, 2022	$ Change
Net sales	$64,438	$68,982	$(4,544)
Income (loss) from operations	2,199	(1,419)	3,618

Net sales from our Vince Direct-to-consumer segment decreased $4,544, or 6.6%, to $64,438 in the six months ended July 29, 2023 from $68,982 in the six months ended July 30, 2022. Comparable sales decreased $3,469, or 5.3%, including e-commerce, primarily due to a decrease in e-commerce traffic. Non-comparable sales declined $1,075 which includes new stores which have not completed 13 full fiscal months of operations and Vince Unfold. Since July 30, 2022, one net store has closed bringing our total retail store count to 66 (consisting of 49 full price stores and 17 outlet stores) as of July 29, 2023, compared to 67 (consisting of 50 full price stores and 17 outlet stores) as of July 30, 2022.

Our Vince Direct-to-consumer segment had income from operations of $2,199 in the six months ended July 29, 2023 compared to a loss from operations of $1,419 in the six months ended July 30, 2022. The change was primarily driven by a decrease in SG&A expenses driven by a decline in rent expense, as well as the prior year investments in our customer facing technologies to further expand our omni-channel capabilities and in our e-commerce platforms.

Rebecca Taylor and Parker

	Six Months Ended
(in thousands)	July 29, 2023	July 30, 2022	$ Change
Net sales	$191	$18,432	$(18,241)
Income (loss) from operations	2,449	(6,969)	9,418

Net sales from our Rebecca Taylor and Parker segment decreased $18,241, or 99.0%, to $191 in the six months ended July 29, 2023 from $18,432 in the six months ended July 30, 2022 primarily due to the wind down of the Rebecca Taylor and Parker businesses.

Our Rebecca Taylor and Parker segment had income from operations of $2,449 in the six months ended July 29, 2023 compared to a loss from operations of $6,969 in the six months ended July 30, 2022. The change was primarily driven by the wind down of the Rebecca Taylor business. In addition, income from operations for the six months ended July 29, 2023 includes a net benefit of $1,750 from the wind down of the Rebecca Taylor business, primarily related to the release of operating lease liabilities as a result of lease terminations, a $765 gain associated with the sale of the Parker tradename and $150 of transaction related expenses associated with the sale of the Parker tradename. Loss from operations for the six months ended July 30, 2022 also included $2,566 of impairment charges related to the impairment of the Rebecca Taylor tradename and property and equipment.

Liquidity and Capital Resources

Our sources of liquidity are cash and cash equivalents, cash flows from operations, if any, borrowings available under the 2023 Revolving Credit Facility and our ability to access the capital markets, including our Sales Agreement entered into with Virtu Americas LLC in June 2023 (see Note 8 "Stockholders' Equity" to the Condensed Consolidated Financial Statements in this Quarterly Report for further information). Our primary cash needs are funding working capital requirements, including royalty payments under the License Agreement, meeting our debt service requirements, and capital expenditures for new stores and related leasehold improvements. The most significant components of our working capital are cash and cash equivalents, accounts receivable, inventories, accounts payable and other current liabilities. Based on our current expectations, we believe that our sources of liquidity will generate sufficient cash flows to meet our obligations during the next twelve months from the date these financial statements are issued.

Operating Activities

	Six Months Ended
(in thousands)	July 29, 2023	July 30, 2022
Operating activities
Net income (loss)	$29,131	$(22,158)
Add (deduct) items not affecting operating cash flows:
Impairment of intangible assets	—	1,700
Impairment of long-lived assets	—	866
Depreciation and amortization	2,538	3,086
Provision for bad debt	63	81
Gain on sale of intangible assets	(32,808)	—
Loss on disposal of property and equipment	140	50
Amortization of deferred financing costs	593	429
Deferred income taxes	(5,958)	7,790
Share-based compensation expense	813	1,160
Capitalized PIK Interest	1,873	1,300
Loss on debt extinguishment	3,136	—
Equity in net income of equity method investment	(207)	—
Changes in assets and liabilities:
Receivables, net	(189)	2,396
Inventories	4,939	(50,933)
Prepaid expenses and other current assets	(2,263)	535
Accounts payable and accrued expenses	(17,947)	32,763
Other assets and liabilities	(4,014)	979
Net cash used in operating activities	$(20,160)	$(19,956)

Net cash used in operating activities during the six months ended July 29, 2023 was $20,160, which consisted of net income of $29,131, impacted by non-cash items of $(29,817) and cash used in working capital of $19,474. Net cash used in working capital primarily resulted from a cash outflow in accounts payable and accrued expenses of $17,947 primarily due to the timing of payments to vendors.

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

Investing Activities

	Six Months Ended
(in thousands)	July 29, 2023	July 30, 2022
Investing activities
Payments for capital expenditures	$(377)	$(2,360)
Transaction costs related to equity method investment	(525)	—
Proceeds from sale of intangible assets	77,525	—
Net cash provided by (used in) investing activities	$76,623	$(2,360)

Net cash provided by investing activities of $76,623 during the six months ended July 29, 2023 primarily represents $76,500 of proceeds received from the sale of the Vince intangible assets and $1,025 of proceeds received from the sale of the Parker intangible assets (see Note 1 "Description of Business and Basis of Presentation - (F) Recent Transactions" to the Condensed Consolidated Financial Statements in this Quarterly Report for additional information).

Net cash used in investing activities of $2,360 during the six months ended July 30, 2022 represents capital expenditures primarily related to the investment in our e-commerce platforms, as well as retail store buildouts, including leasehold improvements and store fixtures.

Financing Activities

	Six Months Ended
(in thousands)	July 29, 2023	July 30, 2022
Financing activities
Proceeds from borrowings under the Revolving Credit Facilities	$173,665	$196,816
Repayment of borrowings under the Revolving Credit Facilities	(192,486)	(174,241)
Repayment of borrowings under the Term Loan Facilities	(29,378)	(875)
Proceeds from common stock issuance, net of certain fees	—	825
Tax withholdings related to restricted stock vesting	(134)	(197)
Proceeds from stock option exercises, restricted stock vesting, and issuance of common stock under employee stock purchase plan	27	41
Financing fees	(3,002)	(20)
Net cash (used in) provided by financing activities	$(51,308)	$22,349

Net cash used in financing activities was $51,308 during the six months ended July 29, 2023, primarily consisting of $18,821 of net repayments of borrowings under the Company's revolving credit facilities, the repayment of $29,378 of borrowings under the Term Loan Credit Facility, and financing fees of $3,002 (which includes a $553 prepayment penalty associated with the termination of the Term Loan Credit Facility during the six months ended July 29, 2023).

Net cash provided by financing activities was $22,349 during the six months ended July 30, 2022, primarily consisting of $22,575 of net proceeds from borrowings under the 2018 Revolving Credit Facility.

Term Loan Credit Facility

On September 7, 2021, Vince, LLC entered into a $35,000 senior secured term loan credit facility (the "Term Loan Credit Facility") pursuant to a Credit Agreement (the "Term Loan Credit Agreement"), as amended from time to time, by and among Vince, LLC, as the borrower, the guarantors named therein, PLC Agent, LLC, as administrative agent and collateral agent, and the other lenders from time to time party thereto. Vince Holding Corp. and Vince Intermediate Holding, LLC ("Vince Intermediate") were guarantors under the Term Loan Credit Facility. The Term Loan Credit Facility would have matured on the earlier of September 7, 2026, and 91 days after the maturity date of the 2018 Revolving Credit Facility.

On May 25, 2023, utilizing proceeds from the Asset Sale, the Company repaid all outstanding amounts of $28,724, which included accrued interest and a prepayment penalty of $553 (which is included within financing fees on the Condensed Consolidated Statements of Cash Flows), under the Term Loan Credit Facility. The Term Loan Credit Facility was terminated. The Company also repaid $850 of fees due in accordance with an amendment entered into on September 30, 2022. Additionally, the Company recorded expense of $1,755 during the three and six months ended July 29, 2023, related to the write-off of the remaining deferred financing costs. Prior to May 25, 2023, on an inception to date basis, the Company had made repayments of $7,335 on the Term Loan Credit Facility.

2023 Revolving Credit Facility

On June 23, 2023, Vince, LLC, entered into a new $85,000 senior secured revolving credit facility (the "2023 Revolving Credit Facility") pursuant to a Credit Agreement (the "2023 Revolving Credit Agreement") by and among Vince, LLC, the guarantors named therein, Bank of America, N.A. ("BofA"), as Agent, the other lenders from time to time party thereto, and BofA Securities, Inc., as sole lead arranger and sole bookrunner.

All outstanding amounts under the 2018 Revolving Credit Facility (as defined below) were repaid in full and such facility was terminated pursuant to the terms thereof as a result of all parties completing their obligations under such facility.

The 2023 Revolving Credit Facility provides for a revolving line of credit of up to the lesser of (i) the Borrowing Base (as defined in the 2023 Revolving Credit Agreement) and (ii) $85,000, as well as a letter of credit sublimit of $10,000. The 2023 Revolving Credit Agreement also permits Vince, LLC to request an increase in aggregate commitments under the 2023 Revolving Credit Facility of up to $15,000, subject to customary terms and conditions. The 2023 Revolving Credit Facility matures on the earlier of June 23, 2028, and 91 days prior to the earliest maturity date of any Material Indebtedness (as defined in the 2023 Revolving Credit Agreement), including the subordinated indebtedness pursuant to the Third Lien Credit Agreement.

Interest is payable on the loans under the 2023 Revolving Credit Facility, at Vince LLC's request, either at Term SOFR, the Base Rate, or SOFR Daily Floating Rate, in each case, with applicable margins subject to a pricing grid based on an average daily excess availability calculation. The "Base Rate" means, for any day, a fluctuating rate per annum equal to the highest of (i) the Federal Funds Rate for such day, plus 0.5%; (ii) the rate of interest in effect for such day as publicly announced from time to time by BofA as its prime rate; (iii) the SOFR Daily Floating Rate on such day, plus 1.0%; and (iv) 1.0%. During the continuance of certain specified events of default, at the election of BofA in its capacity as Agent, interest will accrue at a rate of 2.0% in excess of the applicable non-default rate.

The applicable margins for SOFR Term and SOFR Daily Floating Rate Loans are: (i) 2.0% when the average daily Excess Availability (as defined in the 2023 Revolving Credit Agreement) is greater than 66.7% of the Loan Cap (as defined in the 2023 Revolving Credit Agreement); (ii) 2.25% when the average daily Excess Availability is greater than or equal to 33.3% but less than or equal to 66.7% of the Loan Cap; and (iii) 2.5% when the average daily Excess Availability is less than 33.3% of the Loan Cap. The applicable margins for Base Rate Loans are: (a) 1.0% when the average daily Excess Availability is greater than 66.7% of the Loan Cap; (b) 1.25% when the average daily Excess Availability is greater than or equal to 33.3% but less than or equal to 66.7% of the Loan Cap; and (c) 1.5% when the average daily Excess Availability is less than 33.3% of the Loan Cap.

The 2023 Revolving Credit Facility contains a financial covenant requiring Excess Availability at all times to be no less than the greater of (i) 10.0% of the Loan Cap in effect at such time and (ii) $7,500.

The 2023 Revolving Credit Facility contains representations and warranties, covenants and events of default that are customary for this type of financing, including limitations on the incurrence of additional indebtedness, liens, burdensome agreements, investments, loans, asset sales, mergers, acquisitions, prepayment of certain other debt, the repurchase of capital stock, transactions with affiliates, and the ability to change the nature of its business or its fiscal year. The 2023 Revolving Credit Facility generally permits dividends in the absence of any default or event of default (including any event of default arising from a contemplated dividend), so long as (i) after giving pro forma effect to the contemplated dividend and on a pro forma basis for the 30-day period immediately preceding such dividend, Excess Availability will be at least the greater of 20.0% of the Loan Cap and $15,000 and (ii) after giving pro forma effect to the contemplated dividend, the Consolidated Fixed Charge Coverage Ratio (as defined in the 2023 Revolving Credit Agreement) for the 12 months preceding such dividend will be greater than or equal to 1.0 to 1.0.

All obligations under the 2023 Revolving Credit Facility are guaranteed by the Company and Vince Intermediate and any future subsidiaries of the Company (other than Excluded Subsidiaries as defined in the 2023 Revolving Credit Agreement) and secured by a lien on substantially all of the assets of the Company, Vince, LLC and Vince Intermediate and any future subsidiary guarantors, other than among others, equity interests in ABG Vince, as well as the rights of Vince, LLC under the License Agreement.

The Company incurred a total of $1,124 of financing costs. In accordance with ASC Topic 470, "Debt", these financing costs were recorded as deferred debt issuance costs (which is presented within Other assets on the Condensed Consolidated Balance Sheets) and will be amortized over the term of the 2023 Revolving Credit Facility.

As of July 29, 2023, the Company was in compliance with applicable covenants. As of July 29, 2023, $34,745 was available under the 2023 Revolving Credit Facility, net of the Loan Cap, and there were $39,677 of borrowings outstanding and $0 of letters of credit outstanding under the 2023 Revolving Credit Facility. The weighted average interest rate for borrowings outstanding under the 2023 Revolving Credit Facility as of July 29, 2023 was 8.2%.

2018 Revolving Credit Facility

On August 21, 2018, Vince, LLC entered into an $80,000 senior secured revolving credit facility (the "2018 Revolving Credit Facility") pursuant to a credit agreement, as amended and restated from time to time, by and among Vince, LLC, as the borrower, VHC and Vince Intermediate, as guarantors, Citizens Bank, N.A. ("Citizens"), as administrative agent and collateral agent, and the other lenders from time to time party thereto. On January 31, 2023, the Company repaid $125 of fees due in accordance with an amendment entered into on September 30, 2022. Upon the contemporaneous consummation of the Asset Sale, the lenders' commitments to extend credit was reduced to $70,000. The 2018 Revolving Credit Facility would have matured on June 30, 2024.

On June 23, 2023, all outstanding amounts under the 2018 Revolving Credit Facility were repaid in full and the 2018 Revolving Credit Facility was terminated pursuant to the terms thereof as a result of all parties completing their obligations under the 2018 Revolving Credit Facility. The Company recorded expense of $828 during the three and six months ended July 29, 2023, related to the write-off of the remaining deferred financing costs. Certain letters of credit remain in place with Citizens which were secured with restricted cash, totaling $5,296 as of July 29, 2023. Restricted cash is included in Prepaid Expenses and other current assets in the Condensed Consolidated Balance Sheets.

Third Lien Credit Facility

On December 11, 2020, Vince, LLC entered into a $20,000 subordinated term loan credit facility (the "Third Lien Credit Facility") pursuant to a credit agreement (the "Third Lien Credit Agreement"), as amended from time to time, dated December 11, 2020, by and among Vince, LLC, as the borrower, VHC and Vince Intermediate, as guarantors, and SK Financial Services, LLC ("SK Financial"), as administrative agent and collateral agent, and other lenders from time to time party thereto. The proceeds were received on December 11, 2020 and were used to repay a portion of the borrowings outstanding under the 2018 Revolving Credit Facility.

SK Financial is an affiliate of Sun Capital Partners, Inc. ("Sun Capital"), whose affiliates own, as of July 29, 2023, approximately 68% of the Company's common stock. The Third Lien Credit Facility was reviewed and approved by the Special Committee of the Company's Board of Directors, consisting solely of directors not affiliated with Sun Capital, which committee was represented by independent legal advisors.

Interest on loans under the Third Lien Credit Facility is payable in kind at a rate revised in connection with the Third Lien Third Amendment (as defined and discussed below) to be equal to the Daily Simple SOFR, subject to a credit spread adjustment of 0.10% per annum, plus 9.0%. During the continuance of certain specified events of default, interest may accrue on the loans under the Third Lien Credit Facility at a rate of 2.0% in excess of the rate otherwise applicable to such amount.

The Company incurred $485 in deferred financing costs associated with the Third Lien Credit Facility of which a $400 closing fee is payable in kind and was added to the principal balance. These deferred financing costs are recorded as deferred debt issuance costs which will be amortized over the remaining term of the Third Lien Credit Facility.

All obligations under the Third Lien Credit Facility are guaranteed by the Company, Vince Intermediate and the Company's existing material domestic restricted subsidiaries as well as any future material domestic restricted subsidiaries and are secured on a junior basis relative to the 2023 Revolving Credit Facility by a lien on substantially all of the assets of the Company, Vince Intermediate, Vince, LLC and the Company's existing material domestic restricted subsidiaries as well as any future material domestic restricted subsidiaries.

On April 21, 2023, Vince, LLC entered into that certain Consent and Third Amendment to Credit Agreement (the "Third Lien Third Amendment"), which, among other things, (a) permitted the sale of the intellectual property of the Vince Business contemplated in the Asset Sale, (b) replaced LIBOR as an interest rate benchmark in favor of Daily Simple SOFR, subject to a credit spread adjustment of 0.10% per annum, (c) amended the Third Lien Credit Agreement's maturity date to the earlier of (i) March 30, 2025 and (ii) 180 days after the maturity date under the ABL Credit Agreement, (d) reduced the capacity to incur indebtedness and liens, make investments, restricted payments and dispositions and repay certain indebtedness and (e) modified certain representations and warranties, covenants and events of default in respect of documentation related to the Asset Sale. The Third Lien Third Amendment became effective upon the consummation of the Asset Sale, the prepayment of the Term Loan Credit Facility in full and other transactions contemplated by the Asset Purchase Agreement.

On June 23, 2023, Vince, LLC entered into the Fourth Amendment (the "Third Lien Fourth Amendment") to the Third Lien Credit Agreement which, among other things, (a) extended the Third Lien Credit Agreement's maturity date to the earlier of (i) September 30, 2028 and (ii) 91 days prior to the earliest maturity date of any Material Indebtedness (as defined therein) other than the 2023 Revolving Credit Facility and (b) modified certain representations and warranties, covenants and events of default in respect of documentation conforming to the terms of the 2023 Revolving Credit Facility.

Contractual Obligations

On May 25, 2023, in connection with the Closing, Vince, LLC and ABG Vince entered into the License Agreement. The initial term of the License Agreement begins on May 25, 2023, the date on which the Closing actually occurred, and ends at the end of the Company's 2032 fiscal year, unless sooner terminated pursuant to the terms of the License Agreement. Vince, LLC is required to pay ABG Vince a royalty on net sales of Licensed Products and committed to an annual guaranteed minimum royalty of $11,000 during the initial term of the License Agreement, except that the guaranteed minimum royalty for the first contract year during the initial term will be prorated to the period beginning on the Closing Date and ending at the end of the Company's 2023 fiscal year. See Note 1 "Description of Business and Basis of Presentation - (F) Recent Transactions" to the Condensed Consolidated Financial Statements in this Quarterly Report for further information.

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

A summary of our critical accounting estimates is included in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of our 2022 Annual Report on Form 10-K. As of July 29, 2023, there have been no material changes to the critical accounting estimates contained therein.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of July 29, 2023.

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

Management continues to follow a comprehensive remediation plan to fully address this material weakness. The remediation plan includes implementing and effectively operating controls related to the routine reviews of user system access and user re-certifications, inclusive of those related to users with privileged access, as well as to ensure user's access rights to systems are removed timely upon termination.

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended July 29, 2023, we implemented additional business processes and internal controls over financial reporting to address our equity method investment in ABG Vince. There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended July 29, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our ability to continue to have the liquidity necessary to service our debt, meet contractual payment obligations, including royalty payments under the License Agreement, and fund our operations depends on many factors, including our ability to generate sufficient cash flow from operations, maintain adequate availability under our 2023 Revolving Credit Facility or obtain other financing.

Our ability to timely service our indebtedness, meet contractual payment obligations, including royalty payments under the License Agreement, and to fund our operations will depend on our ability to generate sufficient cash, either through cash flows from operations, borrowing availability under the 2023 Revolving Credit Facility or other financing. While we expect to meet our monthly Excess Availability (as defined in the 2023 Revolving Credit Facility Agreement) covenant and believe that our other sources of liquidity will generate sufficient cash flows to meet our obligations for the next twelve months, the foregoing expectation is dependent on a number of factors, including, among others, our ability to generate sufficient cash flow from operations, our ongoing ability to manage our operating obligations, the results of any future inventory valuations and the potential borrowing restrictions imposed by our lenders based on their credit judgment, which could materially and negatively impact our borrowing capacity, the wind down of the Rebecca Taylor business, as well as macroeconomic factors. In the event that we are unable to timely service our debt, meet other contractual payment obligations or fund our other liquidity needs, we may need to refinance all or a portion of our indebtedness before maturity, seek waivers of or amendments to our contractual obligations for payment, reduce or delay scheduled expansions and capital expenditures, liquidate inventory through additional discounting, sell material assets or operations or seek other financing opportunities. There can be no assurance that these options would be readily available to us and our inability to address our liquidity needs could materially and adversely affect our operations and jeopardize our business, financial condition and results of operations, including a default under the 2023 Revolving Credit Facility which could result in all amounts outstanding under such facility becoming immediately due and payable.

Our operations are restricted by our credit facilities.

Our credit facility contains significant restrictive covenants. The 2023 Revolving Credit Facility includes covenants that may impair our financing and operational flexibility and make it difficult for us to react to market conditions and satisfy our ongoing capital needs and unanticipated cash requirements. Specifically, such covenants significantly restrict our ability and, if applicable, the ability of our subsidiaries to, among other things: incur additional debt; make certain investments and acquisitions; enter into certain types of transactions with affiliates; use assets as security in other transactions; pay dividends; sell certain assets or merge with or into other companies; guarantee the debt of others; enter into new lines of businesses; make capital expenditures; prepay, redeem, or exchange our debt; and form any joint ventures or subsidiary investments.

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
10.1

Credit Agreement, dated as of June 23, 2023, by and among Vince, LLC, the guarantors named therein, Bank of America, N.A., as Agent, the other lenders from time to time party thereto, and BofA Securities, Inc., as sole lead arranger and sole bookrunner (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 26, 2023).

10.2

Fourth Amendment to Credit Agreement, dated as of June 23, 2023, by and among Vince, LLC as the borrower, SK Financial Services, LLC, as agent and the other lenders from time to time party thereto (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 26, 2023).

10.3

Sales Agreement, dated as of June 30, 2023, between the Company and Virtu Americas LLC (incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2023).

10.4	Contractor Services Agreement, dated as of June 16, 2023, by and between the Company and Michael Hand.
10.5

Amended and Restated Limited Liability Company Agreement of ABG-Vince LLC (f/k/a ABG-Viking, LLC), dated as of May 25, 2023, by and between ABG Intermediate Holdings 2 LLC and Vince, LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 25, 2023).

10.6

License Agreement, dated as of May 25, 2023, by and between ABG-Vince LLC (f/k/a ABG-Viking, LLC) as licensor and Vince, LLC as licensee (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 25, 2023).

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

Date		Vince Holding Corp.

September 15, 2023	By:	/s/ Michael Hand
Michael Hand
Interim Chief Financial Officer
(as duly authorized officer, and principal financial officer)