Form 10-Q
period 2023-10-28
VINCE HOLDING CORP.
filed 2023-12-07
CIK 1579157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 28, 2023

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

As of November 30, 2023, the registrant had 12,502,747 shares of common stock, $0.01 par value per share, outstanding.

VINCE HOLDING CORP. AND SUBSIDIARIES

TABLE OF CONTENTS

			Page Number
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements:		4

	a)	Unaudited Condensed Consolidated Balance Sheets at October 28, 2023 and January 28, 2023	4

	b)	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended October 28, 2023 and October 29, 2022	5

	c)	Unaudited Condensed Consolidated Statements of Stockholders' Equity for the nine months ended October 28, 2023 and October 29, 2022	6

	d)	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended October 28, 2023 and October 29, 2022	8

	e)	Notes to Unaudited Condensed Consolidated Financial Statements	9

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations		25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk		36

Item 4.	Controls and Procedures		36

PART II. OTHER INFORMATION			37

Item 1.	Legal Proceedings		37

Item 1A.	Risk Factors		37

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities		43

Item 3.	Defaults Upon Senior Securities		43

Item 4.	Mine Safety Disclosures		43

Item 5.	Other Information		43

Item 6.	Exhibits		44

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

On April 21, 2023, Vince, LLC, the Company's wholly owned indirect subsidiary, entered into an Intellectual Property Asset Purchase Agreement (the "Asset Purchase Agreement"), by and among Vince, LLC, ABG-Vince, LLC (f/k/a ABG-Viking, LLC) ("ABG Vince"), a newly formed indirect subsidiary of Authentic Brands Group, LLC, the Company and ABG Intermediate Holdings 2 LLC, whereby Vince, LLC sold its intellectual property assets related to the business operated under the VINCE brand to ABG Vince at closing (the "Asset Sale"). The Company closed the Asset Sale on May 25, 2023.

For purposes of this Quarterly Report, the "Company," "we," and "our," refer to Vince Holding Corp. and our wholly owned subsidiaries, including Vince Intermediate Holding, LLC ("Vince Intermediate") and Vince, LLC. References to "Vince," "Rebecca Taylor" or "Parker" refer only to the referenced brands.

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, and any statements incorporated by reference herein, contain forward-looking statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements are indicated by words or phrases such as "may," "will," "should," "believe," "expect," "seek," "anticipate," "intend," "estimate," "plan," "target," "project," "forecast," "envision" and other similar phrases. Although we believe the assumptions and expectations reflected in these forward-looking statements are reasonable, these assumptions and expectations may not prove to be correct and we may not achieve the results or benefits anticipated. These forward-looking statements are not guarantees of actual results, and our actual results may differ materially from those suggested in the forward-looking statements. These forward-looking statements involve a number of risks and uncertainties, some of which are beyond our control, including, without limitation: our ability to maintain the license agreement with ABG Vince; ABG Vince's expansion of the Vince brand into other categories and territories; ABG Vince's approval rights and other actions; our ability to maintain adequate cash flow from operations or availability under our revolving credit facility to meet our liquidity needs; our ability to realize the benefits of our strategic initiatives; our ability to execute and realize the enhanced profitability expectations of our transformation program; our ability to improve our profitability; the execution and management of our direct-to-consumer business growth plans; our ability to make lease payments when due; our ability to maintain our larger wholesale partners; our ability to remediate the identified material weakness in our internal control over financial reporting; our ability to comply with domestic and international laws, regulations and orders; our ability to anticipate and/or react to changes in customer demand and attract new customers, including in connection with making inventory commitments; our ability to remain competitive in the areas of merchandise quality, price, breadth of selection and customer service; our ability to attract and retain key personnel; seasonal and quarterly variations in our revenue and income; general economic conditions; further impairment of our goodwill; our ability to mitigate system security risk issues, such as cyber or malware attacks, as well as other major system failures; our ability to optimize our systems, processes and functions; our ability to comply with privacy-related obligations; our ability to ensure the proper operation of the distribution facilities by third-party logistics providers; fluctuations in the price, availability and quality of raw materials; commodity, raw material and other cost increases; the extent of our foreign sourcing; our reliance on independent manufacturers; other tax matters; and other factors as set forth from time to time in our Securities and Exchange Commission filings, including those described in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 28, 2023 (the "2022 Annual Report on Form 10-K") under the heading "Part I, Item 1A—Risk Factors." and our subsequently filed Quarterly Reports on Form 10-Q. We intend these forward-looking statements to speak only as of the date of this Quarterly Report on Form 10-Q and do not undertake to update or revise them as more information becomes available, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data, unaudited)

	October 28,	January 28,
	2023	2023
Assets
Current assets:
Cash and cash equivalents	$1,217	$1,079
Trade receivables, net of allowance for doubtful accounts of $247 and $759 at October 28, 2023 and January 28, 2023, respectively	28,334	20,733
Inventories, net	69,560	90,008
Prepaid expenses and other current assets	5,082	3,515
Total current assets	104,193	115,335
Property and equipment, net	7,651	10,479
Operating lease right-of-use assets, net	72,591	72,616
Intangible assets, net	—	70,106
Goodwill	31,973	31,973
Assets held for sale	—	260
Equity method investment	26,500	—
Other assets	2,384	2,576
Total assets	$245,292	$303,345

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$30,451	$49,396
Accrued salaries and employee benefits	3,726	4,301
Other accrued expenses	10,824	15,020
Short-term lease liabilities	18,477	20,892
Current portion of long-term debt	—	3,500
Total current liabilities	63,478	93,109
Long-term debt	57,926	108,078
Long-term lease liabilities	69,447	72,098
Deferred income tax liability	3,029	8,934
Other liabilities	—	869

Commitments and contingencies (Note 10)

Stockholders' equity:
Common stock at $0.01 par value (100,000,000 shares authorized, 12,502,343 and 12,335,405 shares issued and outstanding at October 28, 2023 and January 28, 2023, respectively)	125	123
Additional paid-in capital	1,144,345	1,143,295
Accumulated deficit	(1,092,966)	(1,123,080)
Accumulated other comprehensive loss	(92)	(81)
Total stockholders' equity	51,412	20,257
Total liabilities and stockholders' equity	$245,292	$303,345

See notes to unaudited condensed consolidated financial statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except share and per share data, unaudited)

	Three Months Ended		Nine Months Ended
	October 28,	October 29,	October 28,	October 29,
	2023	2022	2023	2022
Net sales	$84,076	$98,564	$217,579	$266,134
Cost of products sold	46,891	68,761	118,454	164,324
Gross profit	37,185	29,803	99,125	101,810
Impairment of intangible assets	—	—	—	1,700
Impairment of long-lived assets	—	—	—	866
Gain on sale of intangible assets	—	—	(32,808)	—
Selling, general and administrative expenses	34,356	39,198	98,630	119,128
Income (loss) from operations	2,829	(9,395)	33,303	(19,884)
Interest expense, net	1,993	2,456	9,420	6,222
Income (loss) before income taxes and equity in net income of equity method investment	836	(11,851)	23,883	(26,106)
Provision (benefit) for income taxes	509	(6,615)	(5,368)	1,288
Income (loss) before equity in net income of equity method investment	327	(5,236)	29,251	(27,394)
Equity in net income of equity method investment	656	—	863	—
Net income (loss)	$983	$(5,236)	$30,114	$(27,394)
Other comprehensive income (loss):
Foreign currency translation adjustments	(16)	24	(11)	20
Comprehensive income (loss)	$967	$(5,212)	$30,103	$(27,374)

Earnings (loss) per share:
Basic earnings (loss) per share	$0.08	$(0.43)	$2.42	$(2.25)
Diluted earnings (loss) per share	$0.08	$(0.43)	$2.41	$(2.25)
Weighted average shares outstanding:
Basic	12,492,278	12,307,952	12,420,991	12,186,490
Diluted	12,497,328	12,307,952	12,472,878	12,186,490

See notes to unaudited condensed consolidated financial statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity

(in thousands, except share amounts, unaudited)

	Common Stock
	Number of Shares Outstanding	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of January 28, 2023	12,335,405	$123	$1,143,295	$(1,123,080)	$(81)	$20,257
Comprehensive loss:
Net loss	—	—	—	(381)	—	(381)
Foreign currency translation adjustment	—	—	—	—	(2)	(2)
Share-based compensation expense	—	—	420	—	—	420
Restricted stock unit vestings	34,983	1	—	—	—	1
Tax withholdings related to restricted stock vesting	(1,148)	—	(8)	—	—	(8)
Issuance of common stock related to Employee Stock Purchase Plan ("ESPP")	1,885	—	14	—	—	14
Balance as of April 29, 2023	12,371,125	$124	$1,143,721	$(1,123,461)	$(83)	$20,301
Comprehensive income:
Net income	—	—	—	29,512	—	29,512
Foreign currency translation adjustment	—	—	—	—	7	7
Share-based compensation expense	—	—	393	—	—	393
Restricted stock unit vestings	134,995	1	(1)	—	—	—
Tax withholdings related to restricted stock vesting	(23,695)	—	(126)	—	—	(126)
Issuance of common stock related to ESPP	4,239	—	12	—	—	12
Balance as of July 29, 2023	12,486,664	$125	$1,143,999	$(1,093,949)	$(76)	$50,099
Comprehensive income:
Net income	—	—	—	983	—	983
Foreign currency translation adjustment	—	—	—	—	(16)	(16)
Share-based compensation expense	—	—	342	—	—	342
Restricted stock unit vestings	11,146	—	—	—	—	—
Tax withholdings related to restricted stock vesting	(3,245)	—	(7)	—	—	(7)
Issuance of common stock related to ESPP	7,778	—	11	—	—	11
Balance as of October 28, 2023	12,502,343	$125	$1,144,345	$(1,092,966)	$(92)	$51,412

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
Comprehensive income:
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

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands, unaudited)

	Nine Months Ended
	October 28, 2023	October 29, 2022
Operating activities
Net income (loss)	$30,114	$(27,394)
Add (deduct) items not affecting operating cash flows:
Impairment of intangible assets	—	1,700
Impairment of long-lived assets	—	866
Depreciation and amortization	3,703	5,828
Provision for bad debt	(17)	149
Gain on sale of intangible assets	(32,808)	—
Loss on disposal of property and equipment	230	72
Amortization of deferred financing costs	673	734
Deferred income taxes	(5,905)	1,039
Share-based compensation expense	1,155	1,637
Capitalized PIK Interest	2,875	1,917
Loss on debt extinguishment	3,136	—
Equity in net income of equity method investment, net of distributions	(475)	—
Changes in assets and liabilities:
Receivables, net	(7,584)	(301)
Inventories	20,441	(37,913)
Prepaid expenses and other current assets	(366)	718
Accounts payable and accrued expenses	(23,921)	20,954
Other assets and liabilities	(4,372)	1,108
Net cash used in operating activities	(13,121)	(28,886)
Investing activities
Payments for capital expenditures	(920)	(2,100)
Transaction costs related to equity method investment	(525)	—
Proceeds from sale of intangible assets	77,525	—
Net cash provided by (used in) investing activities	76,080	(2,100)
Financing activities
Proceeds from borrowings under the Revolving Credit Facilities	219,266	304,952
Repayment of borrowings under the Revolving Credit Facilities	(248,387)	(272,375)
Repayment of borrowings under the Term Loan Facilities	(29,378)	(1,750)
Proceeds from common stock issuance, net of certain fees	—	825
Tax withholdings related to restricted stock vesting	(141)	(210)
Proceeds from stock option exercises, restricted stock vesting, and issuance of common stock under employee stock purchase plan	38	58
Financing fees	(3,012)	(406)
Net cash (used in) provided by financing activities	(61,614)	31,094
Increase in cash, cash equivalents, and restricted cash	1,345	108
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(7)	(12)
Cash, cash equivalents, and restricted cash, beginning of period	1,116	1,096
Cash, cash equivalents, and restricted cash, end of period	2,454	1,192
Less: restricted cash at end of period	1,237	35
Cash and cash equivalents per balance sheet at end of period	$1,217	$1,157

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$5,807	$2,479
Cash payments for income taxes, net of refunds	437	68
Supplemental Disclosures of Non-Cash Investing and Financing Activities
Non-cash equity method investment	25,500	—
Capital expenditures in accounts payable and accrued liabilities	102	76
Deferred financing fees in accrued liabilities	323	1,675

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

The condensed consolidated financial statements include the Company's accounts and the accounts of the Company's wholly-owned subsidiaries as of October 28, 2023. All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) and disclosures necessary for a fair statement. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or the fiscal year as a whole.

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

Revenue associated with gift cards is recognized upon redemption and unredeemed balances are considered a contract liability and recorded within other accrued expenses, which are subject to escheatment within the jurisdictions in which the Company operates. As of October 28, 2023 and January 28, 2023, the contract liability was $1,506 and $1,617, respectively. For the three and nine months ended October 28, 2023, the Company recognized $59 and $234, respectively, of revenue that was previously included in the contract liability as of January 28, 2023.

(F) Recent Transactions: The following transactions have occurred during fiscal 2023. In addition, see Note 2 "Wind Down of Rebecca Taylor Business" for further information.

Sale of Parker Intellectual Property

On February 17, 2023, the Company's indirectly wholly owned subsidiary, Parker Lifestyle, LLC, completed the sale of its intellectual property and certain related ancillary assets to Parker IP Co. LLC, an affiliate of BCI Brands, for $1,025. The Company recognized a gain of $765 on the sale, which was recorded within Gain on sale of intangible assets in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) during the nine months ended October 28, 2023. Net cash proceeds from the sale were used to repay $838 of borrowings under the Term Loan Credit Facility (as defined in Note 5 "Long-Term Debt and Financing Arrangements").

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

Upon the closing of the Asset Sale, the Company derecognized the intellectual property assets at their carrying amount of $69,957. In exchange for the Company's sale of its intellectual property assets, which included the Vince tradename and Vince customer relationships, to ABG Vince, Authentic paid $76,500 in cash and a 25% interest in ABG Vince valued at $25,500. As a result, the Company recognized a gain of $32,043, which was recorded within Gain on sale of intangible assets in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) during the nine months ended October 28, 2023. Additionally, during the three and nine months ended October 28, 2023, the Company incurred total transaction related costs of approximately $248 and $5,555, respectively. Of these transaction costs, approximately $525 was incurred to acquire the investment in ABG Vince. As such, these costs were included in the initial measurement of the investment and recorded as part of the equity method investment on the Condensed Consolidated Balance Sheets. The remaining transaction related costs are included in selling, general and administrative ("SG&A") expense in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The Company utilized the net proceeds received to prepay in full the Term Loan Credit Facility and to repay a portion of the outstanding borrowings under the 2018 Revolving Credit Facility (as defined in Note 5 "Long-Term Debt and Financing Arrangements"). See Note 5 "Long-Term Debt and Financing Arrangements" for further information.

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

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07: Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. All disclosure requirements under ASU 2023-07 are also required for public entities with a single reportable segment. The amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.

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

The following table presents a summary of Rebecca Taylor wind down related charges (benefits), reported within the Rebecca Taylor and Parker segment, incurred for fiscal 2023. There were no wind down related charges (benefits) for the three months ended October 28, 2023.

Nine Months Ended
October 28,
(in thousands)	2023
Selling, general and administrative expenses:
Benefit from release of operating lease liabilities	$(2,025)
Other advisory and liquidation costs	275
Total selling, general and administrative expenses	(1,750)
Total wind-down (benefits) charges, net	$(1,750)

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

________

(1) Employee termination costs, net are primarily related to severance and were recorded within Other accrued expenses on the Condensed Consolidated Balance Sheets. Substantially all severance costs were paid by the end of fiscal 2022.

Note 3. Goodwill and Intangible Assets

Net goodwill balances and changes therein by segment were as follows:

(in thousands)	Vince Wholesale	Vince Direct-to-consumer	Rebecca Taylor and Parker	Total Net Goodwill
Balance as of January 28, 2023	$31,973	$—	$—	$31,973
Balance as of October 28, 2023	$31,973	$—	$—	$31,973

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

During the second quarter of fiscal 2022, the Company determined that a triggering event had occurred in the Rebecca Taylor and Parker segment as a result of changes to the Company’s long-term projections. The Company performed an interim quantitative impairment assessment of the Rebecca Taylor tradename utilizing the relief from royalty valuation approach. The relief from royalty valuation approach is dependent on a number of factors, including estimates of projected revenues, royalty rates in the category of intellectual property, discount rates and other variables. The Company estimated the fair value of the Rebecca Taylor tradename indefinite-lived intangible asset and determined that the fair value of the Rebecca Taylor tradename was below its carrying amount. Accordingly, the Company recorded an impairment charge for the Rebecca Taylor tradename indefinite-lived intangible asset of $1,700, which was recorded within Impairment of intangible assets on the condensed consolidated statement of operations and comprehensive income (loss) for the nine months ended October 29, 2022. There was no such impairment charge for the three and nine months ended October 28, 2023.

On December 22, 2022, the Company completed the sale of the Rebecca Taylor tradename and certain related ancillary assets to RT IPCO, LLC, an affiliate of Ramani Group. See Note 2 "Wind Down of Rebecca Taylor Business" for further information.

Amortization of identifiable intangible assets was $0 and $149 for the three and nine months ended October 28, 2023, respectively, and $661 and $989 for the three and nine months ended October 29, 2022, respectively.

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

The Company did not have any non-financial assets or non-financial liabilities recognized at fair value on a recurring basis at October 28, 2023 or January 28, 2023. At October 28, 2023 and January 28, 2023, the Company believes that the carrying values of cash and cash equivalents, receivables, and accounts payable approximate fair value, due to the short-term maturity of these instruments. The Company's debt obligations with a carrying value of $58,208 and $113,832 as of October 28, 2023 and January 28, 2023, respectively, are at variable interest rates. Borrowings under the Company's 2023 Revolving Credit Facility are recorded at carrying value, which approximates fair value due to the frequent nature of such borrowings and repayments. The Company considers this as a Level 2 input. The fair value of the Company's Third Lien Credit Facility was approximately $29,000 as of October 28, 2023 and $27,000 as of January 28, 2023, based upon an estimated market value calculation that factors principal, time to maturity, interest rate, and current cost of debt. The Company considers this a Level 3 input.

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

The following table presents the non-financial assets the Company measured at fair value on a non-recurring basis for the nine months ended October 29, 2022, based on such fair value hierarchy. There were no losses on these non-financial assets taken in the nine months ended October 28, 2023.

	Net Carrying Value of Impaired Assets as of	Fair Value Measured and Recorded at Reporting Date Using:			Total Losses - Nine Months Ended
(in thousands)	October 29, 2022	Level 1	Level 2	Level 3	October 29, 2022
Property and equipment	$158	$—	$—	$158	$866	(1)
Tradenames - Indefinite-lived	2,630	—	—	2,630	1,700	(2)

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

Note 5. Long-Term Debt and Financing Arrangements

Debt obligations consisted of the following:

	October 28,	January 28,
(in thousands)	2023	2023
Long-term debt:
Term Loan Facilities	$—	$29,378
Revolving Credit Facilities	29,377	58,498
Third Lien Credit Facility	28,831	25,956
Total debt principal	58,208	113,832
Less: current portion of long-term debt	—	3,500
Less: deferred financing costs	282	2,254
Total long-term debt	$57,926	$108,078

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

On May 25, 2023, utilizing proceeds from the Asset Sale, the Company repaid all outstanding amounts of $28,724, which included accrued interest and a prepayment penalty of $553 (which is included within financing fees on the Condensed Consolidated Statements of Cash Flows), under the Term Loan Credit Facility. The Term Loan Credit Facility was terminated. The Company also repaid $850 of fees due in accordance with an amendment entered into on September 30, 2022. Additionally, the Company recorded expenses of $0 and $1,755 during the three and nine months ended October 28, 2023, respectively, related to the write-off of the remaining deferred financing costs. Prior to May 25, 2023, on an inception to date basis, the Company had made repayments of $7,335 on the Term Loan Credit Facility.

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

The Company incurred a total of $1,147 of financing costs. In accordance with ASC Topic 470, "Debt", these financing costs were recorded as deferred debt issuance costs (which is presented within Other assets on the Condensed Consolidated Balance Sheets) and are amortized over the term of the 2023 Revolving Credit Facility.

As of October 28, 2023, the Company was in compliance with applicable covenants. As of October 28, 2023, $38,976 was available under the 2023 Revolving Credit Facility, net of the Loan Cap, and there were $29,377 of borrowings outstanding and $4,694 of letters of credit outstanding under the 2023 Revolving Credit Facility. The weighted average interest rate for borrowings outstanding under the 2023 Revolving Credit Facility as of October 28, 2023 was 8.2%.

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

On June 23, 2023, all outstanding amounts under the 2018 Revolving Credit Facility were repaid in full and the 2018 Revolving Credit Facility was terminated pursuant to the terms thereof as a result of all parties completing their obligations under the 2018 Revolving Credit Facility. The Company recorded expense of $828 during the nine months ended October 28, 2023, related to the write-off of the remaining deferred financing costs. Certain letters of credit remain in place with Citizens which were secured with restricted cash, totaling $1,060 as of October 28, 2023. Restricted cash is included in Prepaid Expenses and other current assets in the Condensed Consolidated Balance Sheets.

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

SK Financial is an affiliate of Sun Capital Partners, Inc. ("Sun Capital"), whose affiliates own, as of October 28, 2023, approximately 68% of the Company's common stock. The Third Lien Credit Facility was reviewed and approved by the Special Committee of the Company's Board of Directors, consisting solely of directors not affiliated with Sun Capital, which committee was represented by independent legal advisors.

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

Note 6. Inventory

Inventories consisted of finished goods. As of October 28, 2023 and January 28, 2023, finished goods, net of reserves were $69,560 and $90,008, respectively.

Note 7. Share-Based Compensation

Employee Stock Plans

Vince 2013 Incentive Plan

In connection with the IPO, the Company adopted the Vince Holding Corp. Amended and Restated 2013 Omnibus Incentive Plan (as amended, the “Vince 2013 Incentive Plan”), which provides for grants of stock options, stock appreciation rights, restricted stock and other stock-based awards. In May 2018, the Company filed a Registration Statement on Form S-8 to register an additional 660,000 shares of common stock available for issuance under the Vince 2013 Incentive Plan. Additionally, in September 2020, the Company filed a Registration Statement on Form S-8 to register an additional 1,000,000 shares of common stock available for issuance under the Vince 2013 Incentive Plan. The aggregate number of shares of common stock which may be issued or used for reference purposes under the Vince 2013 Incentive Plan or with respect to which awards may be granted may not exceed 2,000,000 shares. The shares available for issuance under the Vince 2013 Incentive Plan may be, in whole or in part, either authorized and unissued shares of the Company's common stock or shares of common stock held in or acquired for the Company's treasury. In general, if awards under the Vince 2013 Incentive Plan are canceled for any reason, or expire or terminate unexercised, the shares covered by such award may again be available for the grant of awards under the Vince 2013 Incentive Plan. As of October 28, 2023, there were 906,502 shares under the Vince 2013 Incentive Plan available for future grants. Options granted pursuant to the Vince 2013 Incentive Plan typically vest in equal installments over four years, subject to the employees' continued employment and expire on the earlier of the tenth anniversary of the grant date or upon termination as outlined in the Vince 2013 Incentive Plan. Restricted stock units ("RSUs") granted typically vest in equal installments over a three-year period or vest in equal installments over four years, subject to the employees' continued employment. In November 2023, the Vince 2013 Incentive Plan was amended to, among others, extend the plan expiration date to November 2033.

Employee Stock Purchase Plan

The Company maintains an employee stock purchase plan ("ESPP") for its employees. Under the ESPP, all eligible employees may contribute up to 10% of their base compensation, up to a maximum contribution of $10 per year. The purchase price of the stock is 90% of the fair market value, with purchases executed on a quarterly basis. The plan is defined as compensatory, and accordingly, a charge for compensation expense is recorded to SG&A expense for the difference between the fair market value and the discounted purchase price of the Company's common stock. During the nine months ended October 28, 2023, 13,902 shares of common stock were issued under the ESPP. During the nine months ended October 29, 2022, 7,266 shares of common stock were issued under the ESPP. As of October 28, 2023, there were 46,673 shares available for future issuance under the ESPP.

Stock Options

A summary of stock option activity for the nine months ended October 28, 2023 is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 28, 2023	58	$38.77	2.7	$—
Granted	—	$—
Exercised	—	$—
Forfeited or expired	(58)	$38.77
Outstanding at October 28, 2023	—	$—	—	$—

Vested and exercisable at October 28, 2023	—	$—	—	$—

Restricted Stock Units

A summary of restricted stock unit activity for the nine months ended October 28, 2023 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested restricted stock units at January 28, 2023	550,293	$9.44
Granted	73,433	$5.45
Vested	(181,124)	$9.85
Forfeited	(68,161)	$9.22
Non-vested restricted stock units at October 28, 2023	374,441	$8.50

Share-Based Compensation Expense

The Company recognized share-based compensation expense of $342 and $477, including expense of $75 and $59 related to non-employees, during the three months ended October 28, 2023 and October 29, 2022, respectively. The Company recognized share-based compensation expense of $1,155 and $1,637, including expense of $196 and $248 related to non-employees, during the nine months ended October 28, 2023 and October 29, 2022, respectively.

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

On June 30, 2023, the Company entered into a Sales Agreement with Virtu Americas LLC ("Virtu"), as sales agent and/or principal (the "Virtu At-the-Market Offering") under which, the Company may sell from time to time through Virtu shares of the Company's common stock, par value $0.01 per share, having an offering price of up to $7,825. Any shares will be issued pursuant to the Company's Registration Statement. During the three months ended October 28, 2023, the Company did not make any offerings or sales of shares of common stock under the Virtu At-the-Market Offering. At October 28, 2023, $7,825 was available under the Virtu At-the-Market Offering.

The Company previously entered into an Open Market Sale AgreementSM with Jefferies LLC ("Jefferies At-the-Market Offering"), under which the Company was able to offer and sell, from time to time, up to 1,000,000 shares of common stock, par value $0.01 per share, which shares were included in the securities registered pursuant to the Registration Statement. Effective June 29, 2023, the Company terminated the Jefferies At-the-Market Offering. During the three and nine months ended October 28, 2023, the Company did not make any offerings or sales of shares of common stock under the Jefferies At-the-Market Offering. During the nine months ended October 29, 2022, the Company issued and sold 104,980 shares of common stock under the Jefferies At-the-Market Offering for aggregate net proceeds of $825, at an average price of $7.86 per share.

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

The following is a reconciliation of weighted average basic shares to weighted average diluted shares outstanding:

	Three Months Ended		Nine Months Ended
	October 28,	October 29,	October 28,	October 29,
	2023	2022	2023	2022
Weighted-average shares—basic	12,492,278	12,307,952	12,420,991	12,186,490
Effect of dilutive equity securities	5,050	—	51,887	—
Weighted-average shares—diluted	12,497,328	12,307,952	12,472,878	12,186,490

For the three and nine months ended October 28, 2023, 390,086 and 380,487, respectively, weighted average shares of share-based compensation were excluded from the computation of weighted average shares for diluted earnings per share, as their effect would have been anti-dilutive.

Because the Company incurred a net loss for the three and nine months ended October 29, 2022, weighted-average basic shares and weighted-average diluted shares outstanding are equal for these periods.

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

Note 11. Income Taxes

The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year. In interim periods where the entity is experiencing losses, an entity must make assumptions concerning its future taxable income and determine whether the realization of future tax benefits is more likely than not. The provision for income taxes of $509 for the three months ended October 28, 2023 resulted primarily from discrete tax expense associated with the Authentic Transaction. The provision for income taxes for the three months ended October 28, 2023 includes a correction of an error of $499 related to discrete state tax expense associated with the Authentic Transaction that should have been recorded during the second quarter of fiscal 2023.

The benefit for income taxes of $5,368 for the nine months ended October 28, 2023 was due to a $6,022 discrete tax benefit resulting from the change in classification of the Company's Vince tradename indefinite-lived intangibles to Assets Held for Sale during the first quarter of fiscal 2023, offset by $499 of discrete state tax expense associated with the Authentic Transaction and tax expense from applying the Company's estimated effective tax rate for the fiscal year to the nine-month income (loss) before income taxes and equity in net income of equity method investment, excluding discrete items. The change in classification of the Company's Vince tradename indefinite-lived intangibles resulted in a reversal of the non-cash deferred tax liability previously created by the amortization of indefinite-lived tradename intangible asset recognized for tax, but not for book purposes, as this non-cash deferred tax liability can now be used as a source to support the realization of certain deferred tax assets related to the Company's net operating losses.

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

The benefit for income taxes was $6,615 for the three months ended October 29, 2022, and primarily reflected the impact of a decrease in the Company's estimated effective tax rate for the full fiscal year. The provision for income taxes of $1,288 for the nine months ended October 29, 2022 reflected the impact of applying the Company's estimated effective tax rate for the fiscal year to the nine-month income (loss) before income taxes and equity in net income of equity method investment. The Company's estimated effective tax rate for the fiscal year was driven by the non-cash deferred tax expense created by the current period amortization of indefinite-lived goodwill and intangible assets for tax but not for book purposes. A portion of these deferred tax liabilities cannot be used as a source to support the realization of certain deferred tax assets related to the Company's net operating losses which results in tax expense to record these deferred tax liabilities.

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

Short term lease costs were immaterial for the nine months ended October 28, 2023 and October 29, 2022. The Company's lease cost is comprised of the following:

	Three Months Ended		Nine Months Ended
	October 28,	October 29,	October 28,	October 29,
(in thousands)	2023	2022	2023	2022
Operating lease cost	$5,675	$6,446	$13,779	$18,859
Variable operating lease cost	180	45	265	503
Total lease cost	$5,855	$6,491	$14,044	$19,362

The operating lease cost for the nine months ended October 28, 2023, included a benefit of $779 for the correction of an error recorded within SG&A expenses related to a lease modification that occurred during fiscal 2022 for a Vince retail store, leading to an overstatement of the ROU assets and an overstatement of the lease obligations in fiscal 2022.

As of October 28, 2023, the future maturities of lease liabilities were as follows:

October 28,
(in thousands)	2023
Fiscal 2023	$6,087
Fiscal 2024	23,127
Fiscal 2025	17,533
Fiscal 2026	13,906
Fiscal 2027	10,825
Thereafter	38,349
Total lease payments	109,827
Less: Imputed interest	(21,903)
Total operating lease liabilities	$87,924

The operating lease payments do not include any renewal options as such leases are not reasonably certain of being renewed as of October 28, 2023, and do not include $664 of legally binding minimum lease payments for leases signed but not yet commenced.

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

Summary information for the Company's reportable segments is presented below.

(in thousands)	Vince Wholesale	Vince Direct-to-consumer	Rebecca Taylor and Parker	Unallocated Corporate	Total
Three Months Ended October 28, 2023
Net Sales (1)	$49,840	$34,236	$—	$—	$84,076
Income (loss) before income taxes and equity in net income of equity method investment (3)	15,167	(48)	(6)	(14,277)	836

Three Months Ended October 29, 2022
Net Sales (4)	$55,023	$34,651	$8,890	$—	$98,564
Income (loss) before income taxes and equity in net income of equity method investment (5)	14,352	696	(13,155)	(13,744)	(11,851)

Nine Months Ended October 28, 2023
Net Sales (1)	$118,714	$98,674	$191	$—	$217,579
Income (loss) before income taxes and equity in net income of equity method investment (2) (3)	35,098	2,151	2,443	(15,809)	23,883

Nine Months Ended October 29, 2022
Net Sales (4)	$135,179	$103,633	$27,322	$—	$266,134
Income (loss) before income taxes and equity in net income of equity method investment	37,312	(723)	(20,124)	(42,571)	(26,106)

(in thousands)	Vince Wholesale	Vince Direct-to-consumer	Rebecca Taylor and Parker	Unallocated Corporate	Total
October 28, 2023
Total Assets	$97,062	$91,892	$—	$56,338	$245,292

January 28, 2023
Total Assets	$83,134	$95,499	$981	$123,731	$303,345

(1) Net sales for the Rebecca Taylor and Parker reportable segment for the three and nine months ended October 28, 2023 consisted of $0 and $191, respectively, through wholesale distribution channels of residual revenue contracted prior to the sale of the Rebecca Taylor tradename.

(2) The Rebecca Taylor and Parker reportable segment for the nine months ended October 28, 2023 includes a $765 gain associated with the sale of the Parker tradename, a net benefit of $1,750 from the wind down of the Rebecca Taylor business, and $150 of transaction related expenses associated with the sale of the Parker tradename. See Note 1 "Description of Business and Basis of Presentation - (F) Recent Transactions" and Note 2 "Wind Down of Rebecca Taylor Business" for further information.

(3) Unallocated Corporate for the three months ended October 28, 2023 includes $248 of transaction expenses associated with the Asset Sale. For the nine months ended October 28, 2023, Unallocated Corporate includes the $32,043 gain associated with the Asset Sale and $5,030 of transaction related expenses associated with the Asset Sale. See Note 1 "Description of Business and Basis of Presentation - (F) Recent Transactions" for further information.

(4) Net sales for the Rebecca Taylor and Parker reportable segment for the three and nine months ended October 29, 2022 consisted of $4,205 and $12,985, respectively, through wholesale distribution channels and $4,685 and $14,337, respectively, through direct-to-consumer distribution channels.

(5) Rebecca Taylor and Parker reportable segment for the three and nine months ended October 29, 2022 includes a non-cash impairment charge of $2,566 of which $1,700 is related to the Rebecca Taylor tradename and $866 is related to property and equipment. The three and nine months ended October 29, 2022 also includes charges associated with the wind-down of the Rebecca Taylor business. See Note 2 "Wind Down of Rebecca Taylor Business" for additional information.

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

During the three and nine months ended October 28, 2023, the Company received $389 of cash distributions under the Operating Agreement.

License Agreement

On May 25, 2023, Vince, LLC and ABG Vince entered into the License Agreement, whereby Vince, LLC is required to pay ABG Vince a royalty on net sales of Licensed Products and committed to an annual guaranteed minimum royalty of $11,000. See Note 1 "Description of Business and Basis of Presentation - (F) Recent Transactions" for further information.

During the three and nine months ended October 28, 2023, the Company paid $2,200 and $6,395, respectively, under the License Agreement. At October 28, 2023, $142 was included within Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets.

Third Lien Credit Agreement

On December 11, 2020, Vince, LLC entered into the $20,000 Third Lien Credit Facility pursuant to the Third Lien Credit Agreement, by and among Vince, LLC, as the borrower, SK Financial, as agent and lender, and other lenders from time-to-time party thereto. SK Financial is an affiliate of Sun Capital, whose affiliates own, as of October 28, 2023, approximately 68% of the Company's common stock. The Third Lien Credit Facility was reviewed and approved by the Special Committee of the Company's Board of Directors, consisting solely of directors not affiliated with Sun Capital, which committee was represented by independent legal advisors.

See Note 5 "Long-Term Debt and Financing Arrangements" for additional information.

Tax Receivable Agreement

VHC entered into a Tax Receivable Agreement with the Pre-IPO Stockholders on November 27, 2013, which expired in November of 2023 with no outstanding obligations due from the Company. The Company and its former subsidiaries generated certain tax benefits (including net operating losses and tax credits) prior to the Restructuring Transactions consummated in connection with the Company's IPO and will generate certain section 197 intangible deductions (the "Pre-IPO Tax Benefits"), which would reduce the actual liability for taxes that the Company might otherwise be required to pay. The Tax Receivable Agreement provided for payments to the Pre-IPO Stockholders in an amount equal to 85% of the aggregate reduction in taxes payable realized by the Company and its subsidiaries from the utilization of the Pre-IPO Tax Benefits (the "Net Tax Benefit").

As of October 28, 2023, the Company's total obligation under the Tax Receivable Agreement was estimated to be $0 based on the projected usage of the Pre IPO Tax Benefits.

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

During the three months ended October 28, 2023 and October 29, 2022, the Company incurred expenses of $1 and $1, respectively, under the Sun Capital Consulting Agreement. During the nine months ended October 28, 2023 and October 29, 2022, the Company incurred expenses of $4 and $11, respectively, under the Sun Capital Consulting Agreement.

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

The Company has identified three reportable segments: Vince Wholesale, Vince Direct-to-consumer and Rebecca Taylor and Parker.

Transformation Program

The Company will be implementing a transformation program focused on driving enhanced profitability through an improved gross margin profile and optimized expense structure. The transformation program is focused on improving the Company’s gross margin profile and driving cost efficiencies. The Company expects to achieve these goals primarily through streamlining manufacturing and production operations, reducing promotional activity and optimizing the breadth and depth of markdowns, and enhancing efficiencies within store operations, corporate overhead and third-party spend.

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

The following table presents, for the periods indicated, our operating results as a percentage of net sales, as well as earnings (loss) per share data:

	Three Months Ended				Nine Months Ended
	October 28, 2023		October 29, 2022		October 28, 2023		October 29, 2022
		% of Net		% of Net		% of Net		% of Net
	Amount	Sales	Amount	Sales	Amount	Sales	Amount	Sales
(in thousands, except per share data and percentages)
Statements of Operations:
Net sales	$84,076	100.0%	$98,564	100.0%	$217,579	100.0%	$266,134	100.0%
Cost of products sold	46,891	55.8%	68,761	69.8%	118,454	54.4%	164,324	61.7%
Gross profit	37,185	44.2%	29,803	30.2%	99,125	45.6%	101,810	38.3%
Impairment of intangible assets	—	0.0%	—	0.0%	—	0.0%	1,700	0.6%
Impairment of long-lived assets	—	0.0%	—	0.0%	—	0.0%	866	0.3%
Gain on sale of intangible assets	—	0.0%	—	0.0%	(32,808)	(15.1)%	—	0.0%
Selling, general and administrative expenses	34,356	40.9%	39,198	39.8%	98,630	45.3%	119,128	44.8%
Income (loss) from operations	2,829	3.4%	(9,395)	(9.5)%	33,303	15.3%	(19,884)	(7.5)%
Interest expense, net	1,993	2.4%	2,456	2.5%	9,420	4.3%	6,222	2.3%
Income (loss) before income taxes and equity in net income of equity method investment	836	1.0%	(11,851)	(12.0)%	23,883	11.0%	(26,106)	(9.8)%
Provision (benefit) for income taxes	509	0.6%	(6,615)	(6.7)%	(5,368)	(2.4)%	1,288	0.5%
Income (loss) before equity in net income of equity method investment	327	0.4%	(5,236)	(5.3)%	29,251	13.4%	(27,394)	(10.3)%
Equity in net income of equity method investment	656	0.8%	—	0.0%	863	0.4%	—	0.0%
Net income (loss)	$983	1.2%	$(5,236)	(5.3)%	$30,114	13.8%	$(27,394)	(10.3)%
Earnings (loss) per share:
Basic earnings (loss) per share	$0.08		$(0.43)		$2.42		$(2.25)
Diluted earnings (loss) per share	$0.08		$(0.43)		$2.41		$(2.25)

Three Months Ended October 28, 2023 Compared to Three Months Ended October 29, 2022

Net sales for the three months ended October 28, 2023 were $84,076, decreasing $14,488, or 14.7%, versus $98,564 for the three months ended October 29, 2022.

Gross profit increased 24.8% to $37,185 for the three months ended October 28, 2023 from $29,803 in the prior year third quarter. As a percentage of sales, gross margin was 44.2%, compared with 30.2% in the prior year third quarter. The total gross margin rate increase was primarily driven by the following factors:

•
The favorable impact from the wind down of the Rebecca Taylor business, which historically operated at a lower overall gross margin, contributed positively by approximately 790 basis points;
•
The favorable impact of year-over-year adjustments to inventory reserves contributed positively by approximately 530 basis points; and
•
The favorable impact from lower freight costs which contributed positively by approximately 470 basis points; partly offset by
•
The unfavorable impact from royalty expense associated with the License Agreement with ABG Vince contributed negatively by approximately 480 basis points.

Selling, general and administrative ("SG&A") expenses for the three months ended October 28, 2023 were $34,356, decreasing $4,842, or 12.4%, versus $39,198 for the three months ended October 29, 2022. SG&A expenses as a percentage of sales were 40.9% and 39.8% for the three months ended October 28, 2023 and October 29, 2022, respectively. The change in SG&A expenses compared to the prior fiscal year period was primarily due to:

•
$8,729 net decrease in total SG&A expenses resulting from the wind down of the Rebecca Taylor brand;
•
$334 of decreased product developments costs; partly offset by
•
$2,334 increase in rent and occupancy primarily due to lease modifications effective in the third quarter of fiscal 2022;
•
$1,436 of increased compensation and benefits, due to lower bonus compensation in the third quarter of fiscal 2022; and
•
$623 of increased consulting and other third-party costs.

Interest expense, net decreased $463, or 18.9%, to $1,993 in the three months ended October 28, 2023 from $2,456 in the three months ended October 29, 2022, due to an overall reduction of debt primarily through the termination of the term loan credit facility in the second quarter of fiscal 2023.

Provision (benefit) for income taxes for the three months ended October 28, 2023 was an expense of $509, which resulted primarily from discrete tax expense associated with the Authentic Transaction.

The benefit for income taxes was $6,615 for the three months ended October 29, 2022 and primarily reflected the impact of a decrease in the Company’s estimated effective tax rate for the full fiscal year. The Company's estimated effective tax rate for the fiscal year was driven by the non-cash deferred tax expense created by the current period amortization of indefinite-lived goodwill and intangible assets for tax but not for book purposes. See Note 11 "Income Taxes" to the Condensed Consolidated Financial Statements in this Quarterly Report for further information.

Equity in net income of equity method investment for the three months ended October 28, 2023 was $656 related to the Company's 25% membership interest in ABG Vince.

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

	Three Months Ended
	October 28,	October 29,
(in thousands)	2023	2022
Net Sales:
Vince Wholesale	$49,840	$55,023
Vince Direct-to-consumer	34,236	34,651
Rebecca Taylor and Parker	—	8,890
Total net sales	$84,076	$98,564

Income (loss) from operations:
Vince Wholesale	$15,167	$14,352
Vince Direct-to-consumer	(48)	696
Rebecca Taylor and Parker	(6)	(13,155)
Subtotal	15,113	1,893
Unallocated corporate	(12,284)	(11,288)
Total income (loss) from operations	$2,829	$(9,395)

Vince Wholesale

	Three Months Ended
(in thousands)	October 28, 2023	October 29, 2022	$ Change
Net sales	$49,840	$55,023	$(5,183)
Income from operations	15,167	14,352	815

Net sales from our Vince Wholesale segment decreased $5,183, or 9.4%, to $49,840 in the three months ended October 28, 2023 from $55,023 in the three months ended October 29, 2022, primarily due to lower full-price and off-price shipments.

Income from operations from our Vince Wholesale segment increased $815, or 5.7%, to $15,167 in the three months ended October 28, 2023 from $14,352 in the three months ended October 29, 2022, primarily due to improved gross margin which was unfavorably impacted by royalty expenses associated with the License Agreement with ABG Vince, partially offsetting lower net sales.

Vince Direct-to-consumer

	Three Months Ended
(in thousands)	October 28, 2023	October 29, 2022	$ Change
Net sales	$34,236	$34,651	$(415)
(Loss) income from operations	(48)	696	(744)

Net sales from our Vince Direct-to-consumer segment decreased $415, or 1.2%, to $34,236 in the three months ended October 28, 2023 from $34,651 in the three months ended October 29, 2022. Comparable sales increased $84, or 0.2%, including e-commerce, primarily due to an increase in e-commerce traffic. Non-comparable sales declined $499, which includes new stores which have not completed 13 full fiscal months of operations and Vince Unfold. Since October 29, 2022, one net store has closed bringing our total retail store count to 66 (consisting of 49 full price stores and 17 outlet stores) as of October 28, 2023, compared to 67 (consisting of 50 full price stores and 17 outlet stores) as of October 29, 2022.

Our Vince Direct-to-consumer segment had a loss from operations of $48 in the three months ended October 28, 2023 compared to income from operations of $696 in the three months ended October 29, 2022. The change was primarily driven by an increase in SG&A expenses, due to lower rent expense in fiscal 2022 related to lease modifications, which offset an improved gross margin that was unfavorably impacted by royalty expenses associated with the License Agreement with ABG Vince.

Rebecca Taylor and Parker

	Three Months Ended
(in thousands)	October 28, 2023	October 29, 2022	$ Change
Net sales	$—	$8,890	$(8,890)
Loss from operations	(6)	(13,155)	13,149

Net sales from our Rebecca Taylor and Parker segment decreased $8,890, or 100.0%, to $- in the three months ended October 28, 2023 from $8,890 in the three months ended October 29, 2022, as a result of the wind down of the Rebecca Taylor and Parker businesses.

Our Rebecca Taylor and Parker segment had a loss from operations of $6 in the three months ended October 28, 2023 compared to a loss from operations of $13,155 in the three months ended October 29, 2022. The change was primarily driven by the wind down of the Rebecca Taylor business.

Nine Months Ended October 28, 2023 Compared to Nine Months Ended October 29, 2022

Net sales for the nine months ended October 28, 2023 were $217,579, decreasing $48,555, or 18.2%, versus $266,134 for the nine months ended October 29, 2022.

Gross profit decreased 2.6% to $99,125 for the nine months ended October 28, 2023 from $101,810 in the nine months ended October 29, 2022. As a percentage of sales, gross margin was 45.6%, compared with 38.3% in the nine months ended October 29, 2022. The total gross margin rate increase was primarily driven by the following factors:

•
The favorable impact from the wind down of the Rebecca Taylor business, which historically operated at a lower overall gross margin, contributed positively by approximately 350 basis points;
•
The favorable impact from lower promotional activity in the Direct-to-consumer segment which contributed approximately 290 basis points;
•
The favorable impact of year-over-year adjustments to inventory reserves contributed positively by approximately 270 basis points; and
•
The favorable impact from lower freight costs which contributed positively by approximately 210 basis points; partly offset by
•
The unfavorable impact from royalty expense associated with the License Agreement with ABG Vince contributed negatively by approximately 280 basis points.

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

Gain on sale of intangible assets for the nine months ended October 28, 2023 was $32,808, of which $32,043 is related to the sale of the Vince intellectual property and certain related ancillary assets and $765 is related to the sale of the Parker intellectual property and certain ancillary assets. See Note 1 "Description of Business and Basis of Presentation - (F) Recent Transactions" to the Condensed Consolidated Financial Statements in this Quarterly Report for further information.

SG&A expenses for the nine months ended October 28, 2023 were $98,630, decreasing $20,498, or 17.2%, versus $119,128 for the nine months ended October 29, 2022. SG&A expenses as a percentage of sales were 45.3% and 44.8% for the nine months ended October 28, 2023 and October 29, 2022, respectively. The change in SG&A expenses compared to the prior fiscal year period was primarily due to:

•
$21,227 net decrease in total SG&A expenses resulting from the wind down of the Rebecca Taylor brand;
•
$1,224 of decreased product development costs;
•
$1,072 of decreased consulting and other third-party costs primarily due to investments in the prior year related to our customer facing technologies to further expand our omni-channel capabilities and our e-commerce platforms;
•
$725 of decreased marketing and advertising costs; and
•
$446 of decreased compensation and benefits, partly due to lower incentive-based compensation; partly offset by

•
$5,030 of transaction related expenses associated with the Asset Sale; and
•
$723 of increased rent expense primarily due to lease modifications effective in the third quarter of fiscal 2022.

Interest expense, net increased $3,198, or 51.4%, to $9,420 in the nine months ended October 28, 2023 from $6,222 in the nine months ended October 29, 2022 primarily due to a $1,755 write-off of deferred financing costs and a $553 prepayment penalty both associated with the termination of the Term Loan Credit Facility, as well as an $828 write-off of deferred financing costs associated with the termination of the 2018 Revolving Credit Facility.

Provision (benefit) for income taxes for the nine months ended October 28, 2023 was a benefit of $5,368. This benefit was due to a $6,022 discrete tax benefit resulting from the change in classification of the Company's Vince tradename indefinite-lived intangibles to Assets Held for Sale during the first quarter of fiscal 2023, offset by $499 of discrete state tax expense associated with the Authentic Transaction and tax expense from applying the Company's estimated effective tax rate for the fiscal year to the nine-month income (loss) before income taxes and equity in net income of equity method investment, excluding discrete items.

The change in classification of the Company's Vince tradename indefinite-lived intangibles resulted in a reversal of the non-cash deferred tax liability previously created by the amortization of indefinite-lived tradename intangible asset recognized for tax, but not for book purposes, as this non-cash deferred tax liability can now be used as a source to support the realization of certain deferred tax assets related to the Company's net operating losses.

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

The provision for income taxes was $1,288 for the nine months ended October 29, 2022, which reflected the impact of applying the Company's estimated effective tax rate for the fiscal year to the nine month income (loss) before income taxes and equity in net income of equity method investment. The Company's estimated effective tax rate for the fiscal year was driven by the non-cash deferred tax expense created by the current period amortization of indefinite-lived goodwill and intangible assets for tax but not for book purposes. See Note 11 "Income Taxes" to the Condensed Consolidated Financial Statements in this Quarterly Report for further information.

Equity in net income of equity method investment for the nine months ended October 28, 2023 was $863 related to the Company's 25% membership interest in ABG Vince.

Performance by Segment

	Nine Months Ended
	October 28,	October 29,
(in thousands)	2023	2022
Net Sales:
Vince Wholesale	$118,714	$135,179
Vince Direct-to-consumer	98,674	103,633
Rebecca Taylor and Parker	191	27,322
Total net sales	$217,579	$266,134

Income (loss) from operations:
Vince Wholesale	$35,098	$37,312
Vince Direct-to-consumer	2,151	(723)
Rebecca Taylor and Parker	2,443	(20,124)
Subtotal	39,692	16,465
Unallocated corporate (1)	(6,389)	(36,349)
Total income (loss) from operations	$33,303	$(19,884)

________

(1) Unallocated corporate for the nine months ended October 28, 2023 includes the $32,043 gain related to the sale of the Vince intellectual property and certain related ancillary assets.

Vince Wholesale

	Nine Months Ended
(in thousands)	October 28, 2023	October 29, 2022	$ Change
Net sales	$118,714	$135,179	$(16,465)
Income from operations	35,098	37,312	(2,214)

Net sales from our Vince Wholesale segment decreased $16,465, or 12.2%, to $118,714 in the nine months ended October 28, 2023 from $135,179 in the nine months ended October 29, 2022, primarily due to lower full-price shipments, partly due to a shift in timing.

Income from operations from our Vince Wholesale segment decreased $2,214, or 5.9%, to $35,098 in the nine months ended October 28, 2023 from $37,312 in the nine months ended October 29, 2022, primarily due to lower net sales that were partially offset by an improved gross margin, which was unfavorably impacted by royalty expenses associated with the License Agreement with ABG Vince.

Vince Direct-to-consumer

	Nine Months Ended
(in thousands)	October 28, 2023	October 29, 2022	$ Change
Net sales	$98,674	$103,633	$(4,959)
Income (loss) from operations	2,151	(723)	2,874

Net sales from our Vince Direct-to-consumer segment decreased $4,959, or 4.8%, to $98,674 in the nine months ended October 28, 2023 from $103,633 in the nine months ended October 29, 2022. Comparable sales decreased $3,386, or 3.4%, including e-commerce, primarily due to a decrease in e-commerce traffic. Non-comparable sales declined $1,573 which includes new stores which have not completed 13 full fiscal months of operations and Vince Unfold. Since October 29, 2022, one net store has closed bringing our total retail store count to 66 (consisting of 49 full price stores and 17 outlet stores) as of October 28, 2023, compared to 67 (consisting of 50 full price stores and 17 outlet stores) as of October 29, 2022.

Our Vince Direct-to-consumer segment had income from operations of $2,151 in the nine months ended October 28, 2023 compared to a loss from operations of $723 in the nine months ended October 29, 2022. The change was primarily driven by an improved gross margin, which was unfavorably impacted by royalty expenses associated with the License Agreement with ABG Vince, partially offset by lower net sales and increased SG&A expenses attributable to compensation and benefits.

Rebecca Taylor and Parker

	Nine Months Ended
(in thousands)	October 28, 2023	October 29, 2022	$ Change
Net sales	$191	$27,322	$(27,131)
Income (loss) from operations	2,443	(20,124)	22,567

Net sales from our Rebecca Taylor and Parker segment decreased $27,131, or 99.3%, to $191 in the nine months ended October 28, 2023 from $27,322 in the nine months ended October 29, 2022 primarily due to the wind down of the Rebecca Taylor and Parker businesses.

Our Rebecca Taylor and Parker segment had income from operations of $2,443 in the nine months ended October 28, 2023 compared to a loss from operations of $20,124 in the nine months ended October 29, 2022. The change was primarily driven by the wind down of the Rebecca Taylor business. In addition, income from operations for the nine months ended October 28, 2023 includes a net benefit of $1,750 from the wind down of the Rebecca Taylor business, primarily related to the release of operating lease liabilities as a result of lease terminations, a $765 gain associated with the sale of the Parker tradename and $150 of transaction related expenses associated with the sale of the Parker tradename. Loss from operations for the nine months ended October 29, 2022 included $2,566 of impairment charges related to the impairment of the Rebecca Taylor tradename and property and equipment.

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

Operating Activities

	Nine Months Ended
(in thousands)	October 28, 2023	October 29, 2022
Operating activities
Net income (loss)	$30,114	$(27,394)
Add (deduct) items not affecting operating cash flows:
Impairment of intangible assets	—	1,700
Impairment of long-lived assets	—	866
Depreciation and amortization	3,703	5,828
Provision for bad debt	(17)	149
Gain on sale of intangible assets	(32,808)	—
Loss on disposal of property and equipment	230	72
Amortization of deferred financing costs	673	734
Deferred income taxes	(5,905)	1,039
Share-based compensation expense	1,155	1,637
Capitalized PIK Interest	2,875	1,917
Loss on debt extinguishment	3,136	—
Equity in net income of equity method investment, net of distributions	(475)	—
Changes in assets and liabilities:
Receivables, net	(7,584)	(301)
Inventories	20,441	(37,913)
Prepaid expenses and other current assets	(366)	718
Accounts payable and accrued expenses	(23,921)	20,954
Other assets and liabilities	(4,372)	1,108
Net cash used in operating activities	$(13,121)	$(28,886)

Net cash used in operating activities during the nine months ended October 28, 2023 was $13,121, which consisted of net income of $30,114, impacted by non-cash items of $(27,433) and cash used in working capital of $15,802. Net cash used in working capital primarily resulted from cash outflows in accounts payable and accrued expenses of $23,921, primarily due to the timing of payments to vendors, and an increase in receivables driven by the timing of sales, offset by a reduction in inventory levels related to more efficient inventory management.

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

Investing Activities

	Nine Months Ended
(in thousands)	October 28, 2023	October 29, 2022
Investing activities
Payments for capital expenditures	$(920)	$(2,100)
Transaction costs related to equity method investment	(525)	—
Proceeds from sale of intangible assets	77,525	—
Net cash provided by (used in) investing activities	$76,080	$(2,100)

Net cash provided by investing activities of $76,080 during the nine months ended October 28, 2023 primarily represents $76,500 of proceeds received from the sale of the Vince intangible assets and $1,025 of proceeds received from the sale of the Parker intangible assets (see Note 1 "Description of Business and Basis of Presentation - (F) Recent Transactions" to the Condensed Consolidated Financial Statements in this Quarterly Report for additional information).

Net cash used in investing activities of $2,100 during the nine months ended October 29, 2022 represents capital expenditures primarily related to the investment in our e-commerce platforms, as well as retail store buildouts, including leasehold improvements and store fixtures.

Financing Activities

	Nine Months Ended
(in thousands)	October 28, 2023	October 29, 2022
Financing activities
Proceeds from borrowings under the Revolving Credit Facilities	$219,266	$304,952
Repayment of borrowings under the Revolving Credit Facilities	(248,387)	(272,375)
Repayment of borrowings under the Term Loan Facilities	(29,378)	(1,750)
Proceeds from common stock issuance, net of certain fees	—	825
Tax withholdings related to restricted stock vesting	(141)	(210)
Proceeds from stock option exercises, restricted stock vesting, and issuance of common stock under employee stock purchase plan	38	58
Financing fees	(3,012)	(406)
Net cash (used in) provided by financing activities	$(61,614)	$31,094

Net cash used in financing activities was $61,614 during the nine months ended October 28, 2023, primarily consisting of $29,121 of net repayments of borrowings under the Company's revolving credit facilities, the repayment of $29,378 of borrowings under the Term Loan Credit Facility, and financing fees of $3,012 (which includes a $553 prepayment penalty associated with the termination of the Term Loan Credit Facility during the nine months ended October 28, 2023).

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

On May 25, 2023, utilizing proceeds from the Asset Sale, the Company repaid all outstanding amounts of $28,724, which included accrued interest and a prepayment penalty of $553 (which is included within financing fees on the Condensed Consolidated Statements of Cash Flows), under the Term Loan Credit Facility. The Term Loan Credit Facility was terminated. The Company also repaid $850 of fees due in accordance with an amendment entered into on September 30, 2022. Additionally, the Company recorded expense of $1,755 during the nine months ended October 28, 2023, related to the write-off of the remaining deferred financing costs. Prior to May 25, 2023, on an inception to date basis, the Company had made repayments of $7,335 on the Term Loan Credit Facility.

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

As of October 28, 2023, the Company was in compliance with applicable covenants. As of October 28, 2023, $38,976 was available under the 2023 Revolving Credit Facility, net of the Loan Cap, and there were $29,377 of borrowings outstanding and $4,694 of letters of credit outstanding under the 2023 Revolving Credit Facility. The weighted average interest rate for borrowings outstanding under the 2023 Revolving Credit Facility as of October 28, 2023 was 8.2%.

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

On June 23, 2023, all outstanding amounts under the 2018 Revolving Credit Facility were repaid in full and the 2018 Revolving Credit Facility was terminated pursuant to the terms thereof as a result of all parties completing their obligations under the 2018 Revolving Credit Facility. The Company recorded expense of $828 during the nine months ended October 28, 2023, related to the write-off of the remaining deferred financing costs. Certain letters of credit remain in place with Citizens which were secured with restricted cash, totaling $1,060 as of October 28, 2023. Restricted cash is included in Prepaid Expenses and other current assets in the Condensed Consolidated Balance Sheets.

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

SK Financial is an affiliate of Sun Capital Partners, Inc. ("Sun Capital"), whose affiliates own, as of October 28, 2023, approximately 68% of the Company's common stock. The Third Lien Credit Facility was reviewed and approved by the Special Committee of the Company's Board of Directors, consisting solely of directors not affiliated with Sun Capital, which committee was represented by independent legal advisors.

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

A summary of our critical accounting estimates is included in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of our 2022 Annual Report on Form 10-K. As of October 28, 2023, there have been no material changes to the critical accounting estimates contained therein.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of October 28, 2023.

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

Remediation Efforts to Address the Material Weakness

To date, we made continued progress on our comprehensive remediation plan related to this material weakness by implementing the following controls and procedures:

•
The Company modified its system access rights to limit the use of generic IDs, particularly in instances where those ID's possessed privileged access rights; and
•
The Company effectively designed and implemented a full recertification of AX user access rights.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended October 28, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our business growth depends on the successful execution of our strategic initiatives for our brand. The success of our strategic initiatives depends on a number of factors, including our ability to execute and realize the enhanced profitability expectations of our planned transformation program, position our retail and e-commerce businesses for further strategic growth, particularly through enhancement of our customer data platform to drive greater loyalty and conversion and capture broader customer base, expand our presence internationally including in Asia and Europe, grow men's business, our ability to properly identify appropriate future growth opportunities, and other macroeconomic impacts on our business. There can be no assurance that the strategic initiatives would produce intended positive results, particularly as we adapt to the new operational landscape as a result of the Asset Sale and the entry into the License Agreement. If we are unable to realize the benefits of the strategic initiatives, our financial conditions, results of operations and cash flows could be materially and adversely affected.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description
10.1	Vince Holding Corp. 2013 Amended and Restated Omnibus Incentive Plan
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation
101.PRE	Inline XBRL Taxonomy Extension Presentation
101.LAB	Inline XBRL Taxonomy Extension Labels
101.DEF	Inline XBRL Taxonomy Extension Definition
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date		Vince Holding Corp.

December 7, 2023	By:	/s/ Michael Hand
Michael Hand
Interim Chief Financial Officer
(as duly authorized officer, and principal financial officer)