Form 10-K
period 2024-02-03
VINCE HOLDING CORP.
filed 2024-05-02
CIK 1579157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 3, 2024

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

(323) 421-5980

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

The aggregate market value of the registrant's Common Stock held by non-affiliates as of July 29, 2023, the last day of the registrant's most recently completed second quarter, was approximately $10.7 million based on a closing price per share of $2.90 as reported on the New York Stock Exchange on July 28, 2023. As of April 8, 2024, there were 12,507,431 shares of the registrant's Common Stock outstanding.

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

These forward-looking statements involve a number of risks and uncertainties, some of which are beyond our control, including, without limitation: our ability to maintain the license agreement with ABG Vince; ABG Vince's expansion of the Vince brand into other categories and territories; ABG Vince's approval rights and other actions; our ability to maintain adequate cash flow from operations or availability under our revolving credit facility to meet our liquidity needs; restrictions on our operations under our credit facilities, our ability to realize the benefits of our strategic initiatives; our ability to improve our profitability, the execution of our customer strategy, our operating experience and brand recognition in international markets, ; the execution and management of our direct-to consumer business growth plans; our ability to make lease payments when due; our ability to maintain our larger wholesale partners; our ability to anticipate and/or react to changes in customer demand and attract new customers, including in connection with making inventory commitments; actual or perceived general economic conditions; our ability to remediate the identified material weakness in our internal control over financial reporting; our ability to comply with domestic and international laws, regulations and orders; increased scrutiny regarding our approach to sustainability matters and environmental, social and governance practices; our ability to remain competitive in the areas of merchandise quality, price, breadth of selection and customer service; the transition associated with the appointment of an interim chief executive officer, our ability to attract and retain key personnel; seasonal and quarterly variations in our revenue and income; further impairment of our goodwill, the protection and enforcement of intellectual property rights relating to the Vince brand, our ability to complete the wind down of the Rebecca Taylor business, our ability to mitigate system security risk issues, such as cyber or malware attacks, as well as other major system failures; our ability to optimize our systems, processes and functions; our ability to comply with privacy-related obligations; our ability to ensure the proper operation of the distribution facilities by third-party logistics providers; fluctuations in the price, availability and quality of raw materials; the extent of our foreign sourcing; our reliance on independent manufacturers; the ethical business and compliance practices of our independent manufacturers, our status as a “controlled company”, our status as a “smaller reporting company”; and other factors as set forth from time to time in our Securities and Exchange Commission filings, including those described in this Annual Report under the heading “Part I, Item 1A – Risk Factors”. We intend these forward-looking statements to speak only as of the date of this Annual Report and we do not undertake to update or revise them as more information becomes available, except as required by law.

PART I

ITEM 1. BUSINESS.

Overview

We are a global retail company that operates the Vince brand women's and men's ready to wear business. Previously, the Company also owned and operated the Rebecca Taylor and Parker brands until the sale of the respective intellectual property was completed, as discussed below under "Recent Development". We serve our customers through a variety of channels that reinforce the brand images.

We have a select number of wholesale partners who account for a significant portion of our net sales. In fiscal 2023 and fiscal 2022, sales to one wholesale partner, Nordstrom Inc., accounted for more than ten percent of the Company's net sales. These sales represented 20% of fiscal 2023 and 16% of fiscal 2022 net sales, respectively.

We design our products in the U.S. and source the vast majority of our products from contract manufacturers outside the U.S., primarily in Asia.

The Company operates on a fiscal calendar widely used by the retail industry that results in a given fiscal year consisting of a 52 or 53-week period ending on the Saturday closest to January 31.

•
References to "fiscal year 2023" or "fiscal 2023" refer to the fiscal year ended February 3, 2024; and
•
References to "fiscal year 2022" or "fiscal 2022" refer to the fiscal year ended January 28, 2023.

Fiscal year 2023 consisted of a 53-week period and fiscal year 2022 consisted of a 52-week period.

Our principal executive office is located at 500 5th Avenue, 20th Floor, New York, New York 10110, and our telephone number is (323) 421-5980. Our corporate website address is www.vince.com.

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

See Part I, Item 1A. Risk Factors — "Risks Related to Our Business and Industry for additional discussion regarding risks to our business associated with the Asset Sale.

The Brand

Vince

Vince Holding Corp. is a global retail company that operates the Vince brand women’s and men’s ready to wear business. Vince, established in 2002, is a leading global luxury apparel and accessories brand best known for creating elevated yet understated pieces for every day effortless style. As of February 3, 2024, we operate 48 full-price retail stores, 15 outlet stores, the e-commerce site, vince.com, and the subscription service Vince Unfold, vinceunfold.com. Vince is also available through premium wholesale channels globally.

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

Our direct-to-consumer business includes our company-operated retail and outlet stores and our e-commerce business. During fiscal 2023, we closed four net retail stores. The direct-to-consumer business also includes our e-commerce website, vince.com, and our subscription service, Vince Unfold, vinceunfold.com.

The following table details the number of Vince retail stores we operated for the past two fiscal years:

	Fiscal Year
	2023	2022
Beginning of fiscal year	67	68
Net (closed) opened	(4)	(1)
End of fiscal year	63	67

Rebecca Taylor

Rebecca Taylor, founded in 1996 in New York City, is a contemporary womenswear line lauded for its signature prints, romantic detailing and vintage inspired aesthetic, reimagined for a modern era. On September 12, 2022, the Company announced its decision to wind down the Rebecca Taylor business. On December 22, 2022, Rebecca Taylor, Inc., the Company's indirectly wholly owned subsidiary, completed the sale of its intellectual property and certain related ancillary assets to RT IPCO, LLC, an affiliate of Ramani Group. See Note 2 "Recent Transactions" to the Consolidated Financial Statements in this Annual Report for additional information.

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

The following table details the number of Rebecca Taylor retail stores we operated for the past two fiscal years:

	Fiscal Year
	2023	2022
Beginning of fiscal year	—	18
Net (closed) opened	—	(18)
End of fiscal year	—	—

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

Business Segments

We serve our customers through a variety of channels that reinforce the brand images. Our diversified channel strategy allows us to introduce our products to customers through multiple distribution points that are presented in three reportable segments: Vince Wholesale, Vince Direct-to-consumer, and Rebecca Taylor and Parker.

	Fiscal Year
(in thousands, except percentages)	2023	% of Total Net Sales	2022	% of Total Net Sales
Vince Wholesale	$149,603	51.1%	$169,375	47.4%
Vince Direct-to-consumer	143,096	48.9%	149,770	41.9%
Rebecca Taylor and Parker	191	0.0%	38,297	10.7%
Total net sales	$292,890	100.0%	$357,442	100.0%

Our Vince Wholesale segment is comprised of sales to major department stores and specialty stores in the U.S. and in select international markets. Until the Asset Sale closed, our Vince Wholesale segment also included our licensing business related to our licensing arrangements for our women's and men's footwear line, as well as soft accessories and cold weather goods.

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

Products

We believe that the Vince brand's differentiated design aesthetic and strong attention to detail and fit allow us to maintain premium pricing, and that the combination of quality and value positions us as an everyday luxury brand that encourages repeat purchases among our customers.

The Vince women's collection includes seasonal collections of luxurious cashmere sweaters, silk blouses, a leather and suede collection that encompasses all classifications, and jackets, dresses, skirts, pants, t-shirts, footwear, outerwear, and accessories. The Vince men's collection includes cashmere sweaters, woven shirts, core and fashion pants, blazers, outerwear, footwear and accessories.

Design and Merchandising

Our creative team is focused on developing and implementing the design direction for the Vince brand. Our design efforts are supported by well-established product development and production teams. We believe continued collaboration between design and merchandising will ensure we respond to consumer preferences and market trends with new innovative product offerings while maintaining the brand's fashion foundation.

Marketing, Advertising and Public Relations

We use marketing, advertising and public relations as critical tools to deliver a consistent and compelling message to consumers. The message and marketing strategies of the Vince brand are cultivated by dedicated creative, design, marketing, visual merchandising, and public relations teams. These teams work closely together to develop and execute campaigns that appeal to both our core and aspirational customers.

To execute our marketing strategies, we engage in a wide range of campaign tactics that include traditional media (such as direct mail, print advertising, cooperative advertising with wholesale partners and outdoor advertising), digital media (such as email, search, social, and display) and experiential campaigns (such as events) to drive traffic, brand awareness, conversion and ultimately sales across all channels. Our marketing strategies also include utilizing a customer data platform from which we are able to achieve improved segmentation and personalization for an enhanced customer experience. In addition, we use social platforms such as Instagram and Facebook as we further invest in leveraging micro and macro influencer networks to increase brand awareness, engage customers and create excitement about loyalty towards the Vince brand. The visits to vince.com also provide an opportunity to grow our customer base and communicate directly with our customers both on line and in stores.

See Part I, Item 1A. Risk Factors — "Risks Related to Our Business and Industry — We may be unable to effectively execute our customer strategy."

Our public relations team conducts a wide variety of press activities to reinforce the brand image and create excitement around the Vince brand. Our apparel has appeared in the pages of major fashion magazines such as Vogue, Harper's Bazaar, Elle, InStyle, GQ, Esquire and WSJ. Well-known trend setters in entertainment and fashion are also regularly seen wearing the brand.

Sourcing and Manufacturing

We do not own or operate any manufacturing facilities. We contract for the purchase of finished goods with manufacturers who are responsible for the entire manufacturing process, including the purchase of piece goods and trim. Although we do not have long-term written contracts with manufacturers, we have long-standing relationships with a diverse base of vendors which we believe to be mutually satisfactory. We work with more than 25 manufacturers across 10 countries, with 79% of our products produced in China in fiscal 2023. For cost and control purposes, we contract with select third-party vendors in the U.S. to produce a small portion of our merchandise.

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

Distribution Facilities

As of February 3, 2024, we operated out of three distribution centers, one located in the U.S., one in Hong Kong and one in Belgium.

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

Human Capital

As of February 3, 2024, we had 579 employees, of which 355 were employed in our company-operated retail stores. Except for 8 employees in France, who are covered by collective bargaining agreements pursuant to French law, none of our employees are currently covered by a collective bargaining agreement and we believe our employee relations are good.

Our key human capital measures include associate turnover, pay equity, and professional development as well as safety. We have programs in place to provide associates with feedback on performance and professional development, including our formal annual performance review process. We frequently benchmark our compensation and benefits practices against comparable peers and assess them, so we continue to attract and retain talent throughout our organization.

We strive to maintain an inclusive environment free from discrimination of any kind. Associates have multiple ways to report inappropriate behavior, including through a confidential hotline. All reports of inappropriate behavior are promptly investigated with appropriate action taken to stop such behavior.

Trademarks and Licensing

On April 21, 2023, Vince, LLC, the Company's wholly owned indirect subsidiary, entered into the Asset Purchase Agreement, by and among Vince, LLC, ABG Vince, a newly formed indirect subsidiary of Authentic Brands Group, LLC, the Company and ABG Intermediate Holdings 2 LLC, whereby Vince, LLC sold its intellectual property assets related to the business operated under the Vince brand to ABG Vince at closing. The Company closed the Asset Sale on May 25, 2023 (the “Closing”).

On May 25, 2023, in connection with the Closing, Vince, LLC and ABG Vince entered into a License Agreement (the “License Agreement”), which provides Vince, LLC with a license to use the Licensed Property in the Territory, which is defined as the United States, Canada, Andorra, Austria, Germany, Switzerland, Belgium, Netherlands, Luxembourg, France, Monaco, Liechtenstein, Italy, San Marino, Vatican City, Iceland, Norway, Denmark, Sweden, Finland, Spain, Portugal, Greece, Republic of Cyprus (excluding Northern Cyprus), United Kingdom, Ireland, Australia, New Zealand, Mainland China, Hong Kong, Macau, Taiwan, Singapore, Japan and Korea (the "Core Territory"), together with all other territories (the "Option Territory," together with the Core Territory, the “Territory”), to the Approved Accounts (each as defined in the License Agreement). The Option Territory may be changed unilaterally by ABG Vince at any time after the effective date of the License Agreement. The License Agreement also provides Vince, LLC with a license to operate the Vince e-commerce site, www.vince.com, as well as to operate all retail stores in the Territory. Vince, LLC is required to operate and maintain a minimum of 45 Retail Stores and Shop-in-Shops in the Territory.

Additionally, the License Agreement provides Vince, LLC with a license to use the Licensed Property in the Territory to design, manufacture, promote, market, distribute, and sell ready-to-wear Sportswear Products and Outerwear Products (the "Core Products") and Baby Layettes (the "Option Products," together with the Core Products, the "Licensed Products"), which Option Products may be changed unilaterally by ABG Vince at any time after the effective date of the License Agreement.

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

On December 22, 2022, the Company's indirectly wholly owned subsidiary, Rebecca Taylor, Inc., completed the sale of its intellectual property and certain related ancillary assets to RT IPCO, LLC, an affiliate of Ramani Group. See Note 2 "Recent Transactions" to the Consolidated Financial Statements in this Annual Report for additional information.

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

On May 25, 2023, Vince, LLC, the Company's wholly owned indirect subsidiary, sold all its intellectual property assets related to the business operated under the Vince brand to ABG Vince, an indirect subsidiary of Authentic Brands Group, LLC ("Authentic”), pursuant to the Asset Purchase Agreement, entered into by and among Vince, LLC, ABG Vince, the Company and ABG Intermediate Holdings 2 LLC. Simultaneously with the Asset Sale, Vince, LLC entered into a license agreement (as amended from time to time, the "License Agreement") with ABG Vince which provides us with a license to use the Licensed Property in the Territory (as defined in the License Agreement) in the Territory, which is defined as the United States, Canada, Andorra, Austria, Germany, Switzerland, Belgium, Netherlands, Luxembourg, France, Monaco, Liechtenstein, Italy, San Marino, Vatican City, Iceland, Norway, Denmark, Sweden, Finland, Spain, Portugal, Greece, Republic of Cyprus (excluding Northern Cyprus), United Kingdom, Ireland, Australia, New Zealand, Mainland China, Hong Kong, Macau, Taiwan, Singapore, Japan and Korea (the "Core Territory"), together with all other territories (the "Option Territory,” together with the Core Territory, the “Territory”), which Option Territory may be changed unilaterally by ABG Vince at any time after the effective date of the License Agreement. Additionally, we may use in the Territory, the Licensed Property in the Territory to design, manufacture, promote, market, distribute, and sell ready-to-wear sportswear products and outerwear products (the "Core Products") and home décor and baby layettes (the "Option Products," together with the Core Products, the "Licensed Products"), which Option Products may be changed unilaterally by ABG Vince at any time after the effective date of the License Agreement. The License Agreement has an initial term of ten years with eight options to renew for a ten-year period each.

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

Under the License Agreement, ABG Vince may produce and sell Vince products other than the Licensed Products and operate the Vince brand in Option Territories into which it may decide to enter in the future. ABG Vince may do so by granting additional licenses to other third parties. For example, in August 2023, ABG Vince granted to a third party licensee a license to use the Licensed Property in the Territory to manufacture and distribute men’s tailored clothing and accessories across the US and Canada. We are unable to control the business strategies of ABG Vince relating to the expansion of the Vince brand outside of the license granted to us under the License Agreement, including how those strategies impact our own business strategies, the quality of products produced by other Vince brand licensees as well as how the overall Vince brand image may evolve. If there is a change in the parameters of the Vince brand's design, pricing, distribution, target market or competitive set as a result of the brand's expansion into other categories and territories, we may be unable to maintain our historical product design and marketing direction or appeal to the brand's customer base as originally intended and our results of operations could be materially and adversely affected.

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

Our ability to continue to have the liquidity necessary to service our debt, meet contractual payment obligations, including royalty payments under the License Agreement, and fund our operations depends on many factors, including our ability to generate sufficient cash flow from operations, maintain adequate availability under our 2023 Revolving Credit Facility (as defined below) or obtain other financing.

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

Our business growth depends on the successful execution of our strategic initiatives of our business. The success of our strategic initiatives depends on a number of factors, including our ability to execute and realize the enhanced profitability expectations of our planned transformation program, position our retail and e-commerce businesses for further strategic growth, particularly through enhancement of our customer data platform to drive greater loyalty and conversion and capture broader customer base, expand our presence internationally including in Asia and Europe, grow men's business, our ability to properly identify appropriate future growth opportunities, and other macroeconomic impacts on our business. There can be no assurance that the strategic initiatives would produce intended positive results, particularly as we adapt to the new operational landscape as a result of the Asset Sale and the entry into the License Agreement. If we are unable to realize the benefits of the strategic initiatives, our financial conditions, results of operations and cash flows could be materially and adversely affected.

We may be unable to improve our profitability.

We expect a negative impact on our operating and net income resulting from the royalty payments under the License Agreement as well as the loss of our footwear and soft accessories licenses as a result of the Asset Sale. We plan to offset such negative impact by driving margin expansion through disciplined cost management and reduced promotional activity, particularly through our transformation program. There is no assurance that we will be successful in implementing this strategy as such success depends on a number of factors, such as our ability to properly identify and execute cost management initiatives and macroeconomic factors that could impact our promotional cadence. If we are unable to implement the strategy to drive margin expansion, we may not be able to offset the negative impact on our financial results and our profitability may not improve as intended.

We may be unable to effectively execute our customer strategy.

One of our strategic priorities is to utilize a customer data platform and marketing strategy from which we will be able to drive customer initiatives underpinned by data and technology, creating improved segmentation and personalization for an enhanced customer experience both domestically and internationally. This will require significant investment in technology and infrastructure, as well as an increased reliance on leveraging micro and macro influencer networks to increase brand awareness and loyalty through social media and the digital dissemination of advertising campaigns. We must keep up to date with other competitive technology trends, including the use of innovative technology, creative and attractive user interfaces, and other e-commerce marketing tools such as paid search and mobile applications, among others, which may increase our costs as well as our exposure to legal and reputational liability for online content, but may not succeed in increasing sales or attracting new customers. Any failure on our part to effectively execute on our strategy to enhance our customers' experience and realize the expected return on our investment in these initiatives could negatively affect sales as well as the reputation of the brands, which could adversely impact our growth and profitability.

Our limited operating experience and brand recognition in international markets may delay our expansion strategy and cause our business and growth to suffer.

We face risks with respect to our strategy to expand internationally, including our efforts to further expand our business in Asia and Europe through company-operated locations, wholesale arrangements as well as with international partners. Our current operations are based largely in the U.S., with international wholesale sales representing approximately 8% of net sales for fiscal 2023. Therefore, we have a limited number of customers and experience in operating outside of the U.S. We also do not have extensive experience with regulatory environments and market practices outside of the U.S. and cannot guarantee that we will be able to penetrate or successfully operate in any market outside of the U.S. Many of these markets also have different operational characteristics, including employment and labor regulations, transportation, logistics, real estate (including lease terms) and local reporting or legal requirements, and the impact on the international markets remains unclear. In addition, pursuant to the License Agreement, our exclusive license to operate the Vince brand may be limited by the terms of the License Agreement. Some of the regions in which we currently operate are designated as Option Territories, including the Middle East and Latin America. If Authentic chooses to operate in these Option Territories, we become unable to directly operate in those areas.

In fiscal 2021, we commenced a strategy to expand our international retail and e-commerce presence in China and a select list of neighboring countries in Asia via a joint venture arrangement. We are in the initial stages of establishing this relationship and there can be no guarantee that it will materialize. Further, we may face counterparty and/or operational risks as this joint venture arrangement makes us susceptible to the actions of our third-party partner. Our joint venture partner may have views that differ or conflict with ours, such as the timing of new store openings and the pricing of our products, or our partner may become bankrupt, which may as a practical matter subject us to our partner's liabilities in connection with the joint venture. Although we have sought and generally will seek to maintain sufficient control of any investment to permit our objectives to be achieved, we might not be able to take certain actions without the approval of our partners. Reliance on joint venture relationships and our partners exposes us to increased risk that our joint ventures will not be successful and will result in competitive harm to the brand image that could cause our expansion efforts, profitability and results of operations to suffer.

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

As part of our strategy to increase focus on our direct-to-consumer business, we continue to seek retail opportunities in targeted streets or malls with desirable size and adjacencies, typically near luxury retailers that we believe are consistent with our key customers' demographics and shopping preferences, and seek to negotiate more favorable leases including shorter terms. The success of this strategy depends on a number of factors, including the identification of suitable markets and sites, negotiation of acceptable lease terms while securing those favorable locations, including desired term, rent and tenant improvement allowances, and if entering a new market, the timely achievement of brand awareness and proper evaluation of the market particularly for locations with shorter term, affinity and purchase intent in that market, as well as our business condition in funding the opening and operations of stores. In addition, under the License Agreement, we are required to maintain a minimum number of retail locations as well as obtain prior approval from ABG Vince with respect to new retail locations which may be provided at its sole good faith discretion. We may be unable to execute this strategy as intended if ABG Vince chooses to withhold such approval. Furthermore, we may not be able to maintain the successful operation of our retail stores if the areas around our existing retail locations undergo changes that result in reductions in customer foot traffic or otherwise render the locations unsuitable, such as economic downturns in the area, changes in demographics and customer preferences, and the closing or decline in popularity of adjacent stores.

As of February 3, 2024, we operated 63 stores, including 47 company-operated Vince full-price stores and 15 company-operated Vince outlet stores throughout the United States and one company-operated Vince full price store in the United Kingdom.

During fiscal 2022, we recorded non-cash asset impairment charges of $1,880 within Impairment of long-lived assets on the Consolidated Statements of Operations and Comprehensive Income(Loss) related to the impairment of property and equipment and operating lease right-of-use assets of certain retail stores with carrying values that were determined not to be recoverable and exceeded their fair value. We may in the future record further impairments of these assets.

We are subject to risks associated with leasing retail and office space, are historically subject to long-term non-cancelable leases and are required to make substantial lease payments under our operating leases, and any failure to make these lease payments when due would likely harm our business, profitability and results of operations.

We do not own any of our stores or our offices, including our New York, Los Angeles or Paris offices and showroom spaces, but instead lease all of such space under operating leases. Substantially all of our leases require a fixed annual rent, and most require the payment of additional rent if store sales exceed a negotiated amount. Most of our leases are “net” leases, which require us to pay the cost of insurance, taxes, maintenance, and utilities. Some of our leases are subject to initial terms that are as long as 10 years, and we generally cannot cancel these leases solely at our option. Additionally, certain of our leases allow the lessor to terminate the lease if we do not achieve a specified gross sales threshold. There can be no assurance that we will be able to achieve these required thresholds and in the event we are not able to do so, we may be forced to find an alternative store location and may not be successful in doing so. Any loss of our store locations due to underperformance may harm our results of operations, stock price and reputation.

Payments under these leases account for a significant portion of our selling, general and administrative expenses. For example, as of February 3, 2024, we were a party to 67 operating leases associated with our retail stores and our office and showroom spaces requiring future minimum lease payments of $22,006 in the aggregate through fiscal 2024 and $84,140 thereafter. Any new retail stores leased by us under operating leases will further increase our operating lease expenses, and some of those stores may require significant capital expenditures. We depend on cash flows from operations to pay our lease expenses and to fulfill our other cash needs. If our business does not generate sufficient cash flow from operating activities, and sufficient funds are not otherwise available to us from borrowings under our credit facilities or from other sources, we may not be able to service our operating lease expenses, grow our business, respond to competitive challenges or fund our other liquidity and capital needs, which would harm our business. In addition, we may remain obligated under the applicable lease for, among other things, payment of the base rent for the remaining lease term, even after the space is exited or otherwise closed (such as our temporary store closures resulting from the COVID-19 pandemic). Such costs and obligations related to the early or temporary closure of our stores or termination of our leases could have a material adverse effect on our business, results of operations, and financial condition.

If an existing or future store is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease including, among others, paying the base rent for the balance of the lease term if we cannot negotiate a mutually acceptable termination payment. In fiscal 2024, 15 of our existing store leases will expire, many for which we have already extended or secured an alternative location. As our leases expire, we may fail to negotiate renewals, either on commercially acceptable terms or at all, or to find a suitable alternative location, which could cause us to close stores in desirable locations or in the case of office leases, incur costs in relocating our office space.

A substantial portion of our revenue is derived from a small number of large wholesale partners, and the loss of any of these wholesale partners could substantially reduce our total revenue.

We historically had and continue to have a small number of wholesale partners who account for a significant portion of our net sales. Our consolidated net sales to the full-price, off-price and e-commerce operations of our largest wholesale partner comprised 20% of our total revenue for fiscal 2023. We do not have formal written agreements with any of our wholesale partners and purchases generally occur on an order-by-order basis. A decision by any of our major wholesale partners, whether motivated by marketing strategy, competitive conditions, financial difficulties or otherwise, to significantly decrease the amount of merchandise purchased from us, or to change their manner of doing business with us, could substantially reduce our revenue and have a material adverse effect on our profitability. In addition, due to the concentration of and/or ownership changes in our wholesale partner base, our results of operations could be adversely affected if any of these wholesale partners fails to satisfy its payment obligations to us when due or no longer takes part in the distribution arrangements. These changes could also decrease our opportunities in the market and decrease our negotiating strength with our wholesale partners. Furthermore, under the License Agreement, ABG Vince may remove any customer account that was pre-approved at the time of the closing of the Asset Sale if it believes using its good faith, commercially reasonable judgment, that such account is no longer consistent with the brand positioning for the Licensed Property or reject at its sole good faith discretion any new customer account we submit for its approval. If we lose any of our existing wholesale partners as a result of ABG Vince's decision to remove them, or if we are unable to expand our wholesale partnership or any addition of new wholesale partners is rejected by ABG Vince, our results of operations could be significantly and negatively impacted. These factors could have a material adverse effect on our business, financial condition, and operating results.

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

The success of our operations depends on consumer spending. Consumer spending is impacted by a number of factors, including actual and perceived economic conditions affecting disposable consumer income, customer traffic within shopping and selling environments, business conditions, interest rates and availability of credit and tax rates in the general economy and in the international, regional and local markets in which our products are sold, including those resulting from inflation and other macroeconomic pressures in the United States and the global economy (including rising interest rates, fears of recession and continued market volatility and instability in the banking sector), health epidemics or pandemics, climate change, and catastrophic events, such as war (including the armed conflicts between Ukraine and Russia and in the Middle East) and the related governmental and non-governmental global responses to such conflict), terrorist attacks, civil unrest, and other acts of violence. A worsening of the economy may negatively affect consumer and wholesale purchases of our products and could have a material adverse effect on our business, results of operations and financial conditions.

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

We are subject to numerous domestic and international laws, regulations and advisories, including labor and employment, environmental, wage and hour, customs, truth- in-advertising, consumer protection, data and privacy protection, and zoning and occupancy laws and ordinances that regulate retailers generally or govern the importation, promotion and sale of merchandise and the operation of stores and warehouse facilities. If these regulations were violated by our management, employees, vendors, independent manufacturers or partners, the costs of certain goods could increase, or we could experience delays in shipments of our products, be subject to fines or penalties, or suffer reputational harm, which could reduce demand for our merchandise and hurt our business and results of operations. In addition we are subject to laws and regulations related to us being a public company, including the rules and regulations of the SEC and the NYSE. Any violation of or not meeting compliance standards under such laws and regulations could impact our status as a public company, including our ability to continue being listed on the NYSE. Moreover, changes in product safety or other consumer protection laws could lead to increased costs to us for certain merchandise, or additional labor costs associated with readying merchandise for sale. It is often difficult for us to plan and prepare for potential changes to applicable laws and future actions or payments related to such changes could be material to us.

Increased scrutiny from investors, regulators and others regarding our approach to sustainability matters and environmental, social and governance (“ESG”) practices could result in additional costs or risks that adversely impact our business operations, including our reputation and our financial results.

Increasingly, regulators, customers, investors, employees and other stakeholders are focusing on sustainability matters and ESG practices and related disclosures. The emergence of new and more stringent legislation, regulation and oversight related to sustainability and ESG practices (such as the marketing of goods and business practices, and corresponding mandatory and voluntary public reporting and disclosures related to such practices, including the SEC’s recent climate-related reporting requirements) are likely to result in increased costs and expenses and increased management time and attention spent monitoring, complying with or meeting sustainability and ESG-related requirements and expectations, which could impact our business operations, including our financial results. For example, developing and acting on sustainability and ESG-related initiatives, including design, sourcing and operations decisions, and collecting, measuring and reporting related data and metrics can be costly, difficult and time-consuming. Furthermore, the Company’s approach to sustainability matters and ESG practices may be based on assumptions and standards for measuring progress that are still evolving, internal controls and processes that are developing, and reporting standards that may be subject to change in the future. Failure or perceived failure to adapt to or sufficiently comply with evolving or expanding regulatory requirements or stakeholder expectations and standards could further increase costs and expenses, including through potential regulatory enforcement and consumer actions, and could negatively impact the Company’s reputation, consumer patronage and, in turn, our results of operations.

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

We may not successfully manage the transition associated with the appointment of the Interim Chief Executive Officer, and a permanent Chief Executive Officer when identified, which could have an adverse impact on us.

On March 26, 2024, Jonathan Schwefel resigned from his positions as Chief Executive Officer of the Company and member of the Board. In connection with Mr. Schwefel’s resignation, the Board appointed David Stefko, a current member of the Board and former Chief Financial Officer of the Company, to serve as our Interim Chief Executive Officer. The Board is in the process of identifying a permanent Chief Executive Officer.

The effectiveness of our Interim Chief Executive Officer and our senior leadership team generally, following the transition, and the transition to the permanent Chief Executive Officer when identified, could have a significant impact on our ability to operate the business effectively. The failure to ensure a smooth transition, including required knowledge transfers, could negatively affect our results of operations and financial condition as well as our ability to execute our business strategies.

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

Any future seasonal or quarterly fluctuations in our results of operations may not match the expectations of market analysts and investors to assess the longer- term profitability and strength of our business at any particular point, which could lead to increased volatility in our stock price.

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

From time to time, we are subject to system or data security problems, including viruses and bugs as well as security issues created by third-party software and applications, employee errors and malfeasance and other various causes. None of these incidents has resulted in any data or information breaches or any other material impact to our financial results. There is no assurance, however, that we would not be subject to material security problems in the future, including cyber or malware attacks, including as an indirect result of the armed conflicts between Ukraine and Russia and in the Middle East, and we could incur significant expenses or disruptions of our operations in connection with resulting system failures or data and information breaches. The increased use of smartphones, tablets, and other wireless devices, as well as the hybrid and remote work environments may also heighten these and other operational risks. The costs to us to eliminate or alleviate security problems, viruses and bugs could be significant, and the efforts to address these problems could result in interruptions, delays or cessation of service that may impact our reputation and/or impede our sales, distribution or other critical functions. Furthermore, any security issues that involve the compromise of personal information of our customers or employees could subject us to litigation and/or penalties and harm our reputation, materially and adversely affecting our business and growth. We also do not control our third-party service providers and cannot guarantee that no electronic or physical computer break-ins and security breaches will occur in the future, nor can we guarantee that any loss we experience can be recovered from such third-party service providers. Lastly, in the case of a disaster affecting our information technology systems, we may experience delays in recovery of data, inability to perform vital corporate functions, tardiness in required reporting and compliance, failures to adequately support our operations and other breakdowns in normal communication and operating procedures that could materially and adversely affect our financial condition and results of operations.

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

In the U.S., we rely on a distribution facility operated by a third-party logistics provider in California. Our ability to meet the needs of our wholesale partners and our own direct-to-consumer business depends on the proper operation of this distribution facility. Because substantially all of our products are distributed from one state, our operations could be interrupted by labor difficulties, or by floods, fires, earthquakes or other natural disasters and health crises and pandemics, at or near such facility. For example, a majority of our ocean shipments go through the ports in California, which had previously been subject to significant processing delays due to COVID-19 as well as a prior blockage in the Suez Canal, resulting not only in shipment disruptions but also in significantly increased freight costs. We also have warehouses overseas, including in Hong Kong and Belgium, operated by third-party logistics providers, supporting our wholesale orders for customers located primarily in the nearby regions. Disruptions at any of these facilities located outside the U.S. (including disruptions related to the armed conflict between Ukraine and Russia and in the Middle East) could also materially and negatively impact our business.

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

Fluctuations in the price, availability and quality of the fabrics or other raw materials, particularly cotton, silk, leather and synthetics used in our manufactured apparel, could have a material adverse effect on cost of sales or our ability to meet customer demands. The prices of fabrics depend largely on the market prices of the raw materials used to produce them. The price and availability of the raw materials and, in turn, the fabrics used in our apparel may fluctuate significantly, depending on many factors, including crop yields, weather patterns, labor costs and changes in oil prices as well as other economic factors, such as those related to the armed conflict between Ukraine and Russia and in the Middle East. We may not be able to create suitable design solutions that utilize raw materials with attractive prices or, alternatively, to pass higher raw materials prices and related transportation costs on to our customers. We are not always successful in our efforts to protect our business from the volatility of the market price of raw materials, and our business can be materially affected by dramatic movements in prices of raw materials. The ultimate effect of this change on our earnings cannot be quantified, as the effect of movements in raw materials prices on industry selling prices are uncertain, but any significant increase in these prices could have a material adverse effect on our business, financial condition and operating results.

The extent of our foreign sourcing may adversely affect our business.

In fiscal 2023 we worked with more than 25 manufacturers across 10 countries, with 79% of our products produced in China throughout fiscal 2023. A manufacturing contractor's failure to ship products to us in a timely manner or to meet the required quality standards could cause us to miss the delivery date requirements of our customers for those items. The failure to make timely deliveries may cause customers to cancel orders, refuse to accept deliveries or demand reduced prices, any of which could have a material adverse effect on us. As a result of the magnitude of our foreign sourcing, our business is subject to the following risks:

• political and economic instability in countries or regions, especially Asia and in connection with armed conflict (such as conflicts between Ukraine and Russia and in the Middle East), including heightened terrorism, diplomatic and other security concerns, which could subject imported or exported goods to additional or more frequent inspections, leading to delays in deliveries or impoundment of goods;

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

• increases in the costs of fuel, travel and transportation, both related and unrelated to the armed conflict between Ukraine and Russia and in the Middle East, and demand for freight services at a time of reduced ocean freight capacity;

• disease epidemics and health-related concerns, which could result in travel restrictions, closed factories, reduced workforces and higher labor costs, scarcity of and increased prices for raw materials and scrutiny or embargoing of goods produced in infected areas;

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

We generally do not have long-term written agreements with any independent manufacturers. As a result, any single manufacturing contractor could unilaterally terminate its relationship with us at any time or attempt to change historical terms of engagement, such as demanding accelerated payment terms, all and any of such actions by a manufacturing contractor could disrupt our supply chain strategies and our operations. Our top five manufacturers accounted for the production of approximately 54% of our finished products during fiscal 2023. Supply disruptions from these manufacturers (or any of our other manufacturers) could have a material adverse effect on our ability to meet customer demands if we are unable to source suitable replacement materials at acceptable prices or at all. Moreover, alternative manufacturers, if available, may not be able to provide us with products or services of a comparable quality, at an acceptable price or on a timely basis. We may also, from time to time, make a decision to enter into a relationship with a new manufacturer. Identifying a suitable supplier is an involved process that requires us to become satisfied with their quality control, responsiveness and service, financial stability and labor and other responsible and/or ethical business practices. There can be no assurance that there will not be a disruption in the supply of our products from independent manufacturers or that any new manufacturer will be successful in producing our products in a manner we expected.

If our independent manufacturers fail to use ethical business practices and comply with applicable laws and regulations, our business could be harmed due to negative publicity.

We have established operating guidelines which promote responsible and ethical business practices such as fair wage practices, compliance with child labor laws and other local laws. While we monitor compliance with those guidelines, we do not control our independent manufacturers or their business practices. Accordingly, we cannot guarantee their compliance with our guidelines. From time to time, our audit results have revealed a lack of compliance in certain respects, including with respect to local labor, safety, and environmental laws. Other fashion companies have faced criticism after highly publicized incidents or compliance issues have occurred or been exposed at factories producing their products. To the extent our manufacturers do not bring their operations into compliance with such laws or resolve material issues identified in any of our audit results, we may face similar criticism and negative publicity. In addition, other fashion companies have encountered organized boycotts of their products in such situations. If we, or other companies in our industry, encounter similar problems in the future, it could harm our business, stock price and results of operations. In addition, a lack of demonstrated compliance by our suppliers could lead us to seek alternative suppliers, which could increase our costs and result in delayed delivery of our products, product shortages or other disruptions of our operations. Furthermore, expectations of ethical business practices continually evolve, may be substantially more demanding than applicable legal requirements and are driven in part by legal developments and by diverse groups active in publicizing and organizing public responses to perceived ethical shortcomings. Accordingly, we cannot predict how expectations of ethical business practices might develop in the future and cannot be certain that our guidelines would satisfy all parties who are active in monitoring and publicizing perceived shortcomings in labor and other business practices worldwide.

Risks Related to Our Structure and Ownership

We are a "controlled company," controlled by investment funds advised by affiliates of Sun Capital, whose interests in our business may be different from yours.

Affiliates of Sun Capital owned approximately 68% of our outstanding common stock as of March 31, 2024. As such, affiliates of Sun Capital will, for the foreseeable future, have significant influence over our reporting and corporate management and affairs, and will be able to control virtually all matters requiring stockholder approval. For so long as affiliates of Sun Capital own 30% or more of our outstanding shares of common stock, Sun Cardinal, LLC, an affiliate of Sun Capital, will have the right to designate a majority of our board of directors.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY.

Cybersecurity Risk Management and Strategy

The Company is committed to, and recognizes the importance of, information security, cyber readiness, and data privacy protections to our business and reputation, which includes assessing, identifying, and managing material risks associated with cybersecurity threats. Our cybersecurity program uses processes, technologies, and controls to assist in our efforts to assess, identify, and manage material cybersecurity-related risks.

The Company employs a number of tools and services, such as network monitoring and vulnerability assessments to inform our risk identification and assessment processes. We also maintain an incident response plan that outlines processes designed to triage, assess the severity of, escalate, contain, investigate, and remediate cybersecurity incidents while also complying with relevant legal obligations. Our employees receive cybersecurity awareness and sensitive information protection training on a regular basis, which we also periodically test for effectiveness through simulations, which may include simulated phishing emails and tabletop exercises. Additionally, the Company regularly makes assessments related to the potential impact of a security incident at a third-party vendor, service provider or customer or otherwise implicating the third-party technology and systems the Company uses. We also maintain cybersecurity risk insurance.

Our information security team serves as a first line of defense, including managing cyber risk strategy execution and owning the day-to-day management of these risks. Our enterprise risk management function, which includes members of our executive leadership team, serves as a second line of defense, bringing holistic risk oversight while serving as a partner to the business to help strategically manage risk. In particular, cybersecurity risks are monitored by a team composed of members of our executive team, who in turn provides updates to the Audit Committee of our Board of Directors, who is responsible for assisting the Board of Directors with oversight over cybersecurity risks.

Through the processes described above, we did not identify risks from current or past cybersecurity incidents that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced undetected cybersecurity incidents. See Part I, Item IA. Risk Factors – “Risks Related to Our Information Technology and Security”.

Cybersecurity Governance

Our Board of Directors and Audit Committee are actively engaged in the oversight of our information security program, including the Company’s technology and information security policies and practices, the internal controls relating to information security, and the steps taken by management to identify, monitor, and control any risk exposures. Our management has general responsibility for day-to-day implementation of our information technology, cybersecurity, and privacy strategies and policies, including deployment and use of security tools, applications, and employee training. Role or project specific employee training, as well as other training, may also occur, as needed. Our cybersecurity risk management and strategy processes, which are discussed in greater detail above, are led by our Chief Information Officer (“CIO”), who is assisted by other members of our senior management team. The team engaged in the cybersecurity risk management process, including the CIO, has risk management backgrounds, certifications, and/or cyber experience in prior professional roles and at the Company. The team also maintains expertise on cyber risk management through third party consultants, external training, and affiliations with relevant organizations.

Given the importance of information security to our customers, employees, suppliers and other partners, our Board and/or the Audit Committee receives reports as needed from our CIO on cybersecurity-related matters, including the status of projects to strengthen our security systems and to improve our cyber threat readiness, as well as on the existing and emerging cyber threat landscape and our program for managing these security risks.

ITEM 2. PROPERTIES.

The following table sets forth the location, use and size of our significant corporate facilities and showrooms as of February 3, 2024, all of which are leased under various agreements expiring at various times through fiscal 2034, subject to renewal options.

Location	Use	Approximate Square Footage
New York, NY	Corporate Office	49,492
Los Angeles, CA	Vince Design Studio	28,541
Paris, France	Vince Showroom	4,209

As of February 3, 2024, we leased 150,407 gross square feet related to our 63 company-operated Vince retail stores. Although our more recent leases are subject to shorter terms as a result of the implementation of our strategy to pursue shorter lease terms, some of our leases have initial terms of 10 years, and in some instances, can be extended for an additional term. Substantially all of our leases require a fixed annual rent, and most require the payment of additional rent if store sales exceed a negotiated amount. Most of our leases are "net" leases, which require us to pay all of the cost of insurance, taxes, maintenance, and utilities. Although we generally cannot cancel these leases at our option, certain of our leases allow us, and in some cases, the lessor, to terminate the lease if we do not achieve a specified gross sales threshold.

The following store list shows the location, opening date, type, and size of our company-operated retail locations as of February 3, 2024:

Vince Locations	State	Opening Date	Type	Gross Square Feet	Selling Square Feet
Washington St. (New York)	NY	February 3, 2009	Street	1,850	1,150
Prince St. (Nolita - New York)	NY	July 25, 2009	Street	2,002	1,356
Geary Street (San Francisco)	CA	October 15, 2009	Street	1,895	1,408
East Oak Street (Chicago)	IL	October 1, 2010	Street	2,590	1,371
Madison Ave. (New York)	NY	August 3, 2012	Street	3,503	1,928
Westport (Westport)	CT	March 28, 2013	Street	1,801	1,344
Greenwich (Greenwich)	CT	July 19, 2013	Street	2,463	1,724
Mercer St. (Soho - New York)	NY	August 22, 2013	Street	4,500	3,080
Columbus Ave. (Upper West Side - New York)	NY	December 18, 2013	Street	4,465	3,126
Newbury St. (Boston)	MA	May 24, 2014	Street	4,124	3,100
Walnut St. (Philadelphia)	PA	August 4, 2014	Street	3,250	2,000
Abbot Kinney (Los Angeles)	CA	September 26, 2015	Street	1,990	1,815
Melrose (West Hollywood)	CA	October 15, 2017	Street	1,932	1,554
Draycott (London, United Kingdom)		September 18, 2019	Street	1,582	1,087
Fifth Ave. (New York)	NY	September 20, 2019	Street	2,820	1,948
East Hampton (East Hampton)	NY	February 6, 2021	Street	1,830	1,290
Knox Street (Dallas)	TX	September 17, 2021	Street	1,802	1,280
Total Street (17)				44,399	30,561
Malibu County Mart (Malibu)	CA	August 9, 2009	Lifestyle Center	1,298	1,070
Town Center at Boca Raton (Boca Raton)	FL	October 13, 2009	Mall	1,206	1,013
The Westchester (White Plains)	NY	November 6, 2009	Mall	2,486	1,775
Phipps Plaza (Atlanta)	GA	April 16, 2010	Mall	1,643	1,356
Stanford Shopping Center (Palo Alto)	CA	September 17, 2010	Lifestyle Center	2,028	1,391
Fashion Island (Newport Beach)	CA	May 20, 2011	Lifestyle Center	2,317	1,642
Chestnut Hill (Chestnut Hill)	MA	July 25, 2014	Lifestyle Center	2,357	1,886
Merrick Park (Coral Gables)	FL	April 30, 2015	Lifestyle Center	2,022	1,482
DC City Center (Washington)	DC	April 30, 2015	Lifestyle Center	3,202	2,562
Scottsdale Quarter (Scottsdale)	AZ	May 15, 2015	Lifestyle Center	2,753	2,200
River Oaks (Houston)	TX	October 1, 2015	Lifestyle Center	2,998	2,398
Tyson's Galleria (McLean)	VA	April 29, 2016	Mall	2,668	1,705
The Grove (Los Angeles)	CA	May 23, 2016	Lifestyle Center	2,717	2,174
Somerset Collection (Troy)	MI	May 27, 2016	Mall	2,000	1,533
King of Prussia (King of Prussia)	PA	August 18, 2016	Mall	3,107	2,202
Fashion Valley (San Diego)*	CA	August 25, 2016	Lifestyle Center	1,606	1,300
Hawaii (Honolulu)	HI	May 25, 2017	Mall	1,828	1,371
Short Hills (Short Hills)	NJ	March 29, 2018	Mall	1,450	1,290
El Paseo Village (Palm Desert)	CA	April 26, 2018	Lifestyle Center	2,615	2,002
Waterside Shops (Naples)	FL	May 24, 2018	Mall	1,723	1,315
The Domain (Austin)	TX	June 28, 2018	Mall	1,719	1,375
Palisades Village (Pacific Palisades)	CA	October 4, 2018	Lifestyle Center	2,953	2,525
The Gardens Mall (Palm Beach Gardens)	FL	October 19, 2018	Mall	2,360	2,025
Aventura Mall (Aventura)	FL	April 5, 2019	Mall	1,873	1,280
Santana Row (San Jose)	CA	August 8, 2019	Lifestyle Center	2,295	1,517
The Shops at Riverside (Hackensack)	NJ	February 27, 2020	Mall	2,843	2,296
Southpark (Charlotte)	NC	May 21, 2021	Mall	1,630	1,040
Roosevelt Field (Garden City)	NY	August 6, 2021	Mall	1,678	1,214
Cherry Creek (Denver)	CO	August 20, 2021	Lifestyle Center	2,032	1,512
Pentagon City (Arlington)	VA	September 3, 2021	Mall	1,937	1,359
Boston Seaport (Boston)	MA	May 13, 2022	Lifestyle Center	1,820	1,386
Total Mall and Lifestyle Centers (31)				67,164	51,196
Total Full-Price (48)				111,563	81,757
Cabazon Premium (Cabazon)	CA	November 11, 2011	Outlet	3,250	2,000
Riverhead (Riverhead)	NY	November 30, 2012	Outlet	2,500	2,000
Fashion Outlets of Chicago (Rosemont)	IL	August 1, 2013	Outlet	3,485	2,599
Seattle Premium (Tulalip)	WA	August 30, 2013	Outlet	2,214	1,550
Las Vegas (Las Vegas)	NV	October 3, 2013	Outlet	2,028	1,420
San Marcos (San Marcos)	TX	October 10, 2014	Outlet	2,433	1,703
Carlsbad Premium (Carlsbad)	CA	October 24, 2014	Outlet	2,453	1,717
Wrentham Village Premium (Wrentham)	MA	September 29, 2014	Outlet	2,000	1,400
Camarillo Premium (Camarillo)	CA	February 1, 2015	Outlet	3,001	2,101
San Francisco Premium (Livermore)	CA	August 13, 2015	Outlet	2,485	1,753
Chicago Premium (Aurora)	IL	August 27, 2015	Outlet	2,300	1,840
Woodbury Commons (Central Valley)	NY	November 6, 2015	Outlet	2,289	1,831
Sawgrass Mills (Sunrise)	FL	December 4, 2015	Outlet	2,866	2,326

Orlando Vineland Premium (Orlando)	FL	November 24, 2020	Outlet	2,914	2,302
Leesburg (Leesburg)	VA	June 11, 2021	Outlet	2,626	2,042
Total Outlets (15)				38,844	28,584
Total Vince Stores (63)				150,407	110,341

*As of February 3, 2024, this location is in the process of relocating to another store within the same Lifestyle Center.

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

Record Holders

As of March 29, 2024, there were 3 holders of record of our common stock.

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

We did not repurchase any shares of common stock during the three months ended February 3, 2024.

Unregistered Sales of Equity Securities

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our fiscal year ends on the Saturday closest to January 31. Fiscal years 2023 and 2022 ended on February 3, 2024 ("fiscal 2023") and January 28, 2023 ("fiscal 2022"), respectively. Fiscal 2023 consisted of 53 weeks and fiscal 2022 consisted of 52 weeks. The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report. All amounts disclosed are in thousands except store counts, share and per share data and percentages.

This discussion contains forward-looking statements involving risks, uncertainties and assumptions that could cause our results to differ materially from expectations. For a discussion of the risks facing our business, see "Part I, Item 1A—Risk Factors" included in this Annual Report.

Executive Overview

We are a global retail company that operates the Vince brand women's and men's ready to wear business. We serve our customers through a variety of channels that reinforces the brand image. Previously, we also owned and operated the Rebecca Taylor and Parker brands until the sale of the respective intellectual property was completed, as discussed below.

Vince, established in 2002, is a leading global luxury apparel and accessories brand best known for creating elevated yet understated pieces for every day effortless style. As of February 3, 2024, we operate 48 full-price retail stores, 15 outlet stores, the e-commerce site, vince.com, and the subscription service Vince Unfold, vinceunfold.com. Vince is also available through premium wholesale channels globally.

On April 21, 2023 the Company entered into a strategic partnership ("Authentic Transaction") with Authentic Brands Group, LLC ("Authentic"), a global brand development, marketing and entertainment platform, whereby the Company will contribute its intellectual property to a newly formed Authentic subsidiary ("ABG Vince") for cash consideration and a membership interest in ABG Vince. The Company closed the Asset Sale on May 25, 2023. On May 25, 2023, in connection with the Authentic Transaction, Vince, LLC, entered into a License Agreement (the "License Agreement") with ABG Vince, which provides Vince, LLC with an exclusive, long-term license to use the Licensed Property in the Territory to the Approved Accounts (each as defined in the License Agreement). See Note 2 "Recent Transactions" to the Consolidated Financial Statements in this Annual Report for additional information.

Rebecca Taylor, founded in 1996 in New York City, was a contemporary womenswear line lauded for its signature prints, romantic detailing and vintage inspired aesthetic, reimagined for a modern era. On September 12, 2022, the Company announced its decision to wind down the Rebecca Taylor business. On December 22, 2022, the Company's indirectly wholly owned subsidiary, Rebecca Taylor, Inc., completed the sale of its intellectual property and certain related ancillary assets to RT IPCO, LLC, an affiliate of Ramani Group. See Note 2 "Recent Transactions" to the Consolidated Financial Statements in this Annual Report for additional information. The Rebecca Taylor collection was previously available through retail stores and outlet stores, through its branded e-commerce site and through its subscription service Rebecca Taylor RNTD, as well as through major department and specialty stores in the U.S. and in select international markets. All Rebecca Taylor retail and outlet stores operated by the Company were closed as of January 28, 2023 and the ecommerce site operated by the Company ceased in December 2022.

Parker, founded in 2008 in New York City, was a contemporary women's fashion brand that was trend focused. During the first half of fiscal 2020 the Company decided to pause the creation of new products to focus resources on the operations of the Vince and Rebecca Taylor brands. On February 17, 2023, the Company's indirectly wholly owned subsidiary, Parker Lifestyle, LLC, completed the sale of its intellectual property and certain related ancillary assets to Parker IP Co. LLC, an affiliate of BCI Brands. See Note 2 "Recent Transactions" to the Consolidated Financial Statements in this Annual Report for further information. The Parker collection was previously available through major department stores and specialty stores worldwide as well as through its e-commerce website.

The Company has identified three reportable segments: Vince Wholesale, Vince Direct-to-consumer and Rebecca Taylor and Parker.

Transformation Program

The Company is implementing a transformation program focused on driving enhanced profitability through an improved gross margin profile and optimized expense structure, beginning fiscal 2024. The transformation program is focused on improving the Company’s gross margin profile and driving cost efficiencies. The Company expects to achieve these goals primarily through streamlining manufacturing and production operations, reducing promotional activity and optimizing the breadth and depth of markdowns, and enhancing efficiencies within store operations, corporate overhead and third-party spend.

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

Fiscal 2023 Compared to Fiscal 2022

The following table presents, for the periods indicated, our operating results as a percentage of net sales as well as earnings (loss) per share data:

	Fiscal Year
	2023		2022		Variances
		% of Net		% of Net
(in thousands, except per share data and percentages)	Amount	Sales	Amount	Sales	Amount	Percent
Statements of Operations:
Net sales	$292,890	100.0%	$357,442	100.0%	$(64,552)	(18.1)%
Cost of products sold	159,598	54.5%	219,472	61.4%	(59,874)	(27.3)%
Gross profit	133,292	45.5%	137,970	38.6%	(4,678)	(3.4)%
Impairment of intangible assets	—	0.0%	1,700	0.5%	(1,700)	*
Impairment of long-lived assets	—	0.0%	1,880	0.5%	(1,880)	*
Gain on sale of intangible assets	(32,808)	(11.2)%	(1,620)	(0.5)%	(31,188)	*
Selling, general and administrative expenses	134,476	45.9%	161,432	45.2%	(26,956)	(16.7)%
Income (loss) from operations	31,624	10.8%	(25,422)	(7.1)%	57,046	(224.4)%
Interest expense, net	11,118	3.8%	9,887	2.8%	1,231	12.5%
Income (loss) before income taxes and equity in net income of equity method investment	20,506	7.0%	(35,309)	(9.9)%	55,815	(158.1)%
(Benefit) provision for income taxes	(3,478)	(1.2)%	3,037	0.8%	(6,515)	(214.5)%
Income (loss) before equity in net income of equity method investment	23,984	8.2%	(38,346)	(10.7)%	62,330	(162.5)%
Equity in net income of equity method investment	1,462	0.5%	—	0.0%	1,462	*
Net income (loss)	$25,446	8.7%	$(38,346)	(10.7)%	$63,792	(166.4)%
Earnings (loss) per share:
Basic earnings (loss) per share	$2.05		$(3.14)
Diluted earnings (loss) per share	$2.04		$(3.14)

(*) Not meaningful

Net sales for fiscal 2023 were $292,890, decreasing $64,552, or 18.1%, versus $357,442 for fiscal 2022. The reduction was primarily due to the wind down of Rebecca Taylor and higher off-price sales in the fourth quarter of fiscal 2022, partly offset by the effect of the 53rd week.

Gross profit decreased $4,678, or 3.4%, to $133,292 in fiscal 2023 from $137,970 in fiscal 2022. As a percentage of sales, gross margin was 45.5%, compared with 38.6% in the prior year. The total gross margin rate increase was primarily driven by the following factors:

•
The favorable impact from the wind down of the Rebecca Taylor business, which historically operated at a lower overall gross margin, contributed positively by approximately 310 basis points;

•
The favorable impact from lower product costing, freight costs, and higher pricing which contributed positively by approximately 250 basis points;
•
The favorable impact of year-over-year adjustments to inventory reserves contributed positively by approximately 200 basis points; and
•
The favorable impact from lower promotional activity in the Direct-to-consumer segment which contributed approximately 140 basis points; partly offset by
•
The unfavorable impact from royalty expense associated with the License Agreement with ABG Vince contributed negatively by approximately 320 basis points.

Impairment of intangible assets for fiscal 2022 was $1,700 related to the impairment of the Rebecca Taylor tradename. See Note 3 "Goodwill and Intangible Assets" to the Consolidated Financial Statements in this Annual Report for further information.

Impairment of long-lived assets for fiscal 2022 was $1,880 related to the impairment of property and equipment for certain Vince and Rebecca Taylor retail locations. See Note 1 "Description of Business and Summary of Significant Accounting Policies".

Gain on sale of intangible assets for fiscal 2023 was $32,808, of which $32,043 is related to the sale of the Vince intellectual property and certain related ancillary assets and $765 is related to the sale of the Parker intellectual property and certain ancillary assets. For fiscal 2022, there was a gain on sale of intangible assets of $1,620 related to the sale of the Rebecca Taylor intellectual property and certain related ancillary assets. See Note 2 "Recent Transactions" to the Consolidated Financial Statements in this Annual Report for additional information.

Selling, general and administrative ("SG&A") expenses for fiscal 2023 were $134,476, decreasing $26,956, or 16.7%, versus $161,432 for fiscal 2022. SG&A expenses as a percentage of sales were 45.9% and 45.2% for fiscal 2023 and fiscal 2022, respectively. The change in SG&A expenses compared to the prior year period was primarily due to:

•
$26,822 net decrease in total SG&A expenses resulting from the wind down of the Rebecca Taylor brand;
•
$2,218 of decreased compensation and benefits, primarily due to lower incentive-based compensation, partly offset by $946 attributable to the 53rd week;
•
$1,729 of decreased samples expense resulting from improved production efficiencies; and
•
$1,099 of decreased marketing and advertising costs; partly offset by
•
$5,030 of transaction related expenses associated with the Asset Sale; and
•
$1,205 of increased rent expense primarily due to lease modifications effective in late fiscal 2022.

Interest expense, net increased $1,231, or 12.5%, to $11,118 in fiscal 2023 from $9,887 in fiscal 2022 primarily due to $1,755 write-off of deferred financing costs and a $553 prepayment penalty both associated with the termination of the Term Loan Credit Facility (as defined below), as well as an $828 write-off of deferred financing costs associated with the termination of the 2018 Revolving Credit Facility (as defined below). This increase in interest expense was partly offset by an overall reduction of debt primarily through the termination of the term loan credit facility in the second quarter of fiscal 2023.

Provision for income taxes for fiscal 2023 was a benefit of $3,478 as compared to an expense of $3,037 for fiscal 2022. Our effective tax rate for fiscal 2023 and fiscal 2022 was (17.0)% and (8.6)%, respectively. The effective tax rate for fiscal 2023 differed from the U.S. statutory rate of 21% primarily due to the tax impacts associated with the Authentic Transaction, offset by state and foreign taxes and tax expense related to a portion of the non-cash deferred tax liability related to the Company’s equity method investment, which cannot be used as a source of income to support the realization of certain deferred tax assets related to the Company’s net operating losses.

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

Equity in net income of equity method investment of $1,462 consists of the Company's proportionate share of ABG Vince's net income for fiscal 2023. See Note 2 "Recent Transactions" for further information.

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

On September 12, 2022, the Company announced its decision to wind down the Rebecca Taylor business. On December 22, 2022, the Company's indirectly wholly owned subsidiary, Rebecca Taylor, Inc., completed the sale of its intellectual property and certain related ancillary assets to RT IPCO, LLC, an affiliate of Ramani Group. See Note 2 "Recent Transactions" to the Consolidated Financial Statements in this Annual Report for further information. Substantially all Rebecca Taylor inventory was liquidated as of January 28, 2023. Additionally, all Rebecca Taylor retail and outlet stores operated by the Company were closed as of January 28, 2023 and the e-commerce site operated by the Company ceased in December 2022.

On February 17, 2023, the Company's indirectly wholly owned subsidiary, Parker Lifestyle, LLC, completed the sale of its intellectual property and certain related ancillary assets to Parker IP Co. LLC, an affiliate of BCI Brands. See Note 2 "Recent Transactions" to the Consolidated Financial Statements in this Annual Report for additional information.

Unallocated corporate expenses are related to the Vince brand and are comprised of SG&A expenses attributable to corporate and administrative activities (such as marketing, design, finance, information technology, legal and human resource departments), and other charges that are not directly attributable to the Company's Vince Wholesale and Vince Direct-to-consumer reportable segments.

	Twelve Months Ended
	February 3,	January 28,
(in thousands)	2023	2022
Net Sales:
Vince Wholesale	$149,603	$169,375
Vince Direct-to-consumer	143,096	149,770
Rebecca Taylor and Parker	191	38,297
Total net sales	$292,890	$357,442

Income (loss) from operations:
Vince Wholesale	$43,416	$43,592
Vince Direct-to-consumer	5,774	2,397
Rebecca Taylor and Parker	2,443	(21,255)
Subtotal	51,633	24,734
Unallocated corporate (1)	(20,009)	(50,156)
Total income (loss) from operations	$31,624	$(25,422)

(1) Unallocated corporate for fiscal 2023 includes the $32,043 gain related to the sale of the Vince intellectual property and certain related ancillary assets.

Vince Wholesale

	Twelve Months Ended
(in thousands)	February 3, 2024	January 28, 2023	$ Change
Net sales	$149,603	$169,375	$(19,772)
Income from operations	43,416	43,592	(176)

Net sales from our Vince Wholesale segment decreased $19,772, or 11.7%, to $149,603 in fiscal 2023 from $169,375 in fiscal 2022, due primarily to lower off-price and international shipments, in addition to the reduction of licensing revenue due to the sale and transfer of our intellectual property assets under the Asset Sale.

Income from operations from our Vince Wholesale segment decreased $176, or 0.4%, to $43,416 in fiscal 2023 from $43,592 in fiscal 2022 primarily due to lower net sales that were partially offset by an improved gross margin, which was unfavorably impacted by royalty expenses associated with the License Agreement with ABG Vince.

Vince Direct-to-consumer

	Twelve Months Ended
(in thousands)	February 3, 2024	January 28, 2023	$ Change
Net sales	$143,096	$149,770	$(6,674)
Income from operations	5,774	2,397	3,377

Net sales from our Vince Direct-to-consumer segment decreased $6,674, or 4.5%, to $143,096 in fiscal 2023 from $149,770 in fiscal 2022. Comparable sales decreased $5,444, or 3.8%, including e-commerce, primarily due to a decrease in e-commerce traffic. Non-comparable sales, which includes new stores that have not completed 13 full fiscal months of operations and Vince Unfold, declined by $2,296, offset by $1,066 of sales attributable to the 53rd week. Since the end of fiscal 2022, four net stores have closed, bringing our total retail store count to 63 (consisting of 48 full price stores and 15 outlet stores) as of February 3, 2024, compared to 67 (consisting of 50 full price stores and 17 outlet stores) as of January 28, 2023.

Our Vince Direct-to-consumer segment had income from operations of $5,774 in fiscal 2023 compared to income from operations of $2,397 in fiscal 2022. The change was primarily driven by an improved gross margin, which was unfavorably impacted by royalty expenses associated with the License Agreement with ABG Vince. Additionally, fiscal 2022 included $1,014 of impairment charges related to the impairment of property and equipment associated with certain Vince retail locations.

Rebecca Taylor and Parker

	Twelve Months Ended
(in thousands)	February 3, 2024	January 28, 2023	$ Change
Net sales	$191	$38,297	$(38,106)
Income (loss) from operations	2,443	(21,255)	23,698

Net sales from our Rebecca Taylor and Parker segment decreased $38,106, or 99.5%, to $191 in fiscal 2023 from $38,297 in fiscal 2022 primarily due to the wind down of the Rebecca Taylor and Parker businesses.

Income (loss) from operations from our Rebecca Taylor and Parker segment increased $23,698, or 111.5%, to income of $2,443 in fiscal 2023 from a loss of $21,255, in fiscal 2022. The change was primarily driven by the wind down of the Rebecca Taylor business. In addition, income from operations for fiscal 2023 includes a net benefit of $1,750 from the wind down of the Rebecca Taylor business, primarily related to the release of operating lease liabilities as a result of lease terminations and a $765 gain associated with the sale of the Parker tradename, offset by$150 of transaction related expenses associated with the sale of the Parker tradename. Loss from operations for fiscal 2022 included $2,566 of impairment charges related to the impairment of the Rebecca Taylor tradename and property and equipment.

Liquidity and Capital Resources

Our sources of liquidity are cash and cash equivalents, cash flows from operations, if any, borrowings available under the 2023 Revolving Credit Facility and our ability to access the capital markets, including our Sales Agreement entered into with Virtu Americas LLC in June 2023 (see Note 9 "Stockholders' Equity" to the Consolidated Financial Statements in this Annual Report for further information). Our primary cash needs are funding working capital requirements, including royalty payments under the License Agreement, meeting our debt service requirements, and capital expenditures for new stores and related leasehold improvements. The most significant components of our working capital are cash and cash equivalents, accounts receivable, inventories, accounts payable and other current liabilities. Based on our current expectations, we believe that our sources of liquidity will generate sufficient cash flows to meet our obligations during the next twelve months from the date these financial statements are issued.

Operating Activities

	Twelve Months Ended
(in thousands)	February 3, 2024	January 28, 2023
Operating activities
Net income (loss)	$25,446	$(38,346)
Add (deduct) items not affecting operating cash flows:
Impairment of intangible assets	—	1,700
Impairment of long-lived assets	—	1,880
Depreciation and amortization	4,939	8,334
Provision for bad debt	104	424
Gain on sale of intangible assets	(32,808)	(1,620)
Loss on disposal of property and equipment	260	121
Amortization of deferred financing costs	758	1,267
Deferred income taxes	(4,021)	2,866
Share-based compensation expense	1,541	2,095
Capitalized PIK Interest	4,026	2,869
Loss on debt extinguishment	3,136	—
Equity in net income of equity method investment, net of distributions	(121)	—
Changes in assets and liabilities:
Receivables, net	(42)	8,787
Inventories	31,236	(11,462)
Prepaid expenses and other current assets	(655)	1,198
Accounts payable and accrued expenses	(23,994)	2,704
Other assets and liabilities	(8,165)	(2,078)
Net cash provided by (used in) operating activities	$1,640	$(19,261)

Net cash provided by operating activities during fiscal 2023 was $1,640, which consisted of net income of $25,446, impacted by non-cash items of ($22,186) and cash used by working capital of $1,620. Net cash used by working capital resulted from cash outflows in accounts payable and accrued expenses of $23,994, primarily due to the timing of payments to vendors, cash outflows in other assets and liabilities of $8,165 primarily related to lease activity, offset by reductions in inventory of $31,236 primarily resulting from more efficient inventory management.

Net cash used in operating activities during fiscal 2022 was $19,261 which consisted of a net loss of $38,346, impacted by non-cash items of $19,936 and cash used by working capital of $851. Net cash used by working capital resulted from a cash outflow in inventory of $11,462 primarily due to the increase of carry-over pre-fall and fall assortments as well as a higher investment in replenishment products, and higher product costs, partly offset by a cash inflow in receivables, net of $8,787 primarily due to the timing of collections.

Investing Activities

	Twelve Months Ended
(in thousands)	February 3, 2024	January 28, 2023
Investing activities
Payments for capital expenditures	$(1,460)	$(2,782)
Transaction costs related to equity method investment	(525)	—
Proceeds from sale of intangible assets	77,525	4,250
Net cash provided by investing activities	$75,540	$1,468

Net cash provided by investing activities of $75,540 during fiscal 2023 primarily represents $76,500 of proceeds received from the sale of the Vince intangible assets and $1,025 of proceeds received from the sale of the Parker intangible assets (see Note 2 "Recent Transactions" to the Consolidated Financial Statements in this Annual Report for additional information).

Net cash provided by investing activities of $1,468 during fiscal 2022 represents the proceeds received from the sale of intangible assets (see Note 2 "Recent Transactions" to the Consolidated Financial Statements in this Annual Report for further information), partly offset by capital expenditures primarily related to the investment in our e-commerce platforms, as well as retail store buildouts, including leasehold improvements and store fixtures.

Financing Activities

	Twelve Months Ended
(in thousands)	February 3, 2024	January 28, 2023
Financing activities
Proceeds from borrowings under the Revolving Credit Facilities	$245,116	$402,652
Repayment of borrowings under the Revolving Credit Facilities	(289,387)	(378,778)
Repayment of borrowings under the Term Loan Facilities	(29,378)	(5,622)
Proceeds from common stock issuance, net of certain fees	—	825
Tax withholdings related to restricted stock vesting	(142)	(213)
Proceeds from stock option exercises, restricted stock vesting, and issuance of common stock under employee stock purchase plan	48	75
Financing fees	(3,336)	(1,128)
Net cash (used in) provided by financing activities	$(77,079)	$17,811

Net cash used in financing activities was $77,079 during fiscal 2023, primarily consisting of $44,271 of net repayments of borrowings under the Company's revolving credit facilities, the repayment of $29,378 of borrowings under the Term Loan Credit Facility, and financing fees of $3,336 (which includes a $553 prepayment penalty associated with the termination of the Term Loan Credit Facility during fiscal 2023).

Net cash provided by financing activities was $17,811 during fiscal 2022, primarily consisting of $23,874 of net proceeds from borrowings under the 2018 Revolving Credit Facility, partly offset by the repayment of $5,622 of borrowings under the Term Loan Facility.

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

On May 25, 2023, utilizing proceeds from the Asset Sale, the Company repaid all outstanding amounts of $28,724, which included accrued interest and a prepayment penalty of $553 (which is included within financing fees on the Consolidated Statements of Cash Flows), under the Term Loan Credit Facility. The Term Loan Credit Facility was terminated. The Company also repaid $850 of fees due in accordance with an amendment entered into on September 30, 2022. Additionally, the Company recorded expense of $1,755 during fiscal 2023, related to the write-off of the remaining deferred financing costs. Prior to May 25, 2023, on an inception to date basis, the Company had made repayments of $7,335 on the Term Loan Credit Facility.

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

The Company incurred a total of $1,150 of financing costs. In accordance with ASC Topic 470, "Debt", these financing costs were recorded as deferred debt issuance costs (which is presented within Other assets on the Consolidated Balance Sheets) and are amortized over the term of the 2023 Revolving Credit Facility.

As of February 3, 2024, the Company was in compliance with applicable covenants. As of February 3, 2024, $35,473 was available under the 2023 Revolving Credit Facility, net of the Loan Cap, and there were $14,227 of borrowings outstanding and $5,053 of letters of credit outstanding under the 2023 Revolving Credit Facility. The weighted average interest rate for borrowings outstanding under the 2023 Revolving Credit Facility as of February 3, 2024 was 8.2%.

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

On June 23, 2023, all outstanding amounts under the 2018 Revolving Credit Facility were repaid in full and the 2018 Revolving Credit Facility was terminated pursuant to the terms thereof as a result of all parties completing their obligations under the 2018 Revolving Credit Facility. The Company recorded expense of $828 during fiscal 2023, related to the write-off of the remaining deferred financing costs. Certain letters of credit remain in place with Citizens which were secured with restricted cash, totaling $769 as of February 3, 2024. Restricted cash is included in Prepaid Expenses and other current assets in the Consolidated Balance Sheets.

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

SK Financial is an affiliate of Sun Capital Partners, Inc. ("Sun Capital"), whose affiliates own, as of February 3, 2024, approximately 68% of the Company's common stock. The Third Lien Credit Facility was reviewed and approved by the Special Committee of the Company's Board of Directors, consisting solely of directors not affiliated with Sun Capital, which committee was represented by independent legal advisors.

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

On April 21, 2023, Vince, LLC entered into that certain Consent and Third Amendment to Credit Agreement (the "Third Lien Third Amendment"), which, among other things, (a) permitted the sale of the intellectual property of the Vince Business contemplated in the Asset Sale, (b) replaced LIBOR as an interest rate benchmark in favor of Daily Simple SOFR, subject to a credit spread adjustment of 0.10% per annum, plus 9.0% (c) amended the Third Lien Credit Agreement's maturity date to the earlier of (i) March 30, 2025 and (ii) 180 days after the maturity date under the 2018 Revolving Credit Facility, (d) reduced the capacity to incur indebtedness and liens, make investments, restricted payments and dispositions and repay certain indebtedness and (e) modified certain representations and warranties, covenants and events of default in respect of documentation related to the Asset Sale. The Third Lien Third Amendment became effective upon the consummation of the Asset Sale, the prepayment of the Term Loan Credit Facility in full and other transactions contemplated by the Asset Purchase Agreement.

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

Contractual Obligations

The following table summarizes our contractual obligations as of February 3, 2024:

	Future payments due by fiscal year
(in thousands)	2024	2025-2026	2027-2028	Thereafter	Total
Unrecorded contractual obligations
Other contractual obligations (1)	$43,257	$3,604	$—	$—	$46,861
Guaranteed Minimum Royalty payments	11,000	22,000	22,000	44,000	99,000
Recorded contractual obligations
Operating lease obligations	22,006	33,622	21,233	29,285	106,146
Long-term debt obligations	—	—	29,982	—	29,982
Total	$76,263	$59,226	$73,215	$73,285	$281,989

(1) Consists primarily of inventory purchase obligations and service contracts.

The summary above does not include the following items:

•
As of February 3, 2024, we have recorded $556 of unrecognized tax benefits, excluding interest and penalties. We are unable to make reliable estimates of cash flows by period due to the inherent uncertainty surrounding the effective settlement of these positions.
•
The Company has available the 2023 Revolving Credit Facility, which provides for a revolving line of credit of up to the lesser of (i) the Borrowing Base (as defined in the 2023 Revolving Credit Agreement) and (ii) $85,000, as well as a letter of credit sublimit of $10,000. The 2023 Revolving Credit Agreement also permits Vince, LLC to request an increase in aggregate commitments under the 2023 Revolving Credit Facility of up to $15,000, subject to customary terms and conditions. The 2023 Revolving Credit Facility matures on the earlier of June 23, 2028, and 91 days prior to the earliest maturity date of any Material Indebtedness (as defined in the 2023 Revolving Credit Agreement), including the subordinated indebtedness pursuant to the Third Lien Credit Agreement.
•
Interest is payable under the 2023 Revolving Credit Facility, which is calculated either at Term SOFR, the Base Rate, or SOFR Daily Floating Rate, in each case, with applicable margins subject to a pricing grid based on an average daily excess availability calculation. The "Base Rate" means, for any day, a fluctuating rate per annum equal to the highest of (i) the Federal Funds Rate for such day, plus 0.5%; (ii) the rate of interest in effect for such day as publicly announced from time to time by BofA as its prime rate; (iii) the SOFR Daily Floating Rate on such day, plus 1.0%; and (iv) 1.0%. During the continuance of certain specified events of default, at the election of BofA in its capacity as Agent, interest will accrue at a rate of 2.0% in excess of the applicable non-default rate. See Note 5 "Long-Term Debt and Financing Arrangements" to the Consolidated Financial Statements in this Annual Report for additional information.
•
Interest on loans under the Third Lien Credit Facility is payable in kind at a rate revised in connection with the Third Lien Third Amendment to be equal to the Daily Simple SOFR, subject to a credit spread adjustment of 0.10% per annum, plus 9.0%. During the continuance of certain specified events of default, interest may accrue on the loans under the Third Lien Credit Facility at a rate of 2.0% in excess of the rate otherwise applicable to such amount. See Note 5 "Long-Term Debt and Financing Arrangements" to the Consolidated Financial Statements in this Annual Report for additional information.

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

At February 3, 2024, a hypothetical 1% change in the reserves for allowances would have resulted in a change of $52 in accounts receivable and net sales.

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

In our wholesale businesses, some of our products are purchased for and sold to specific customers' orders. For the remainder of our business, products are purchased in anticipation of selling them to a specific customer based on historical trends. The loss of a major customer, whether due to the customer's financial difficulty or other reasons, could have a significant negative impact on the value of the inventory expected to be sold to that customer. This negative impact can also extend to inventory in-transit for which ownership has transferred to the Company. These obligations involve product to be received into inventory over the next one to six months.

At February 3, 2024, a hypothetical 1% change in the inventory obsolescence reserve would have resulted in a change of $47 in inventory, net of cost of products sold.

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

Prior to the closing of the Asset Sale, we estimated the fair value of our tradename intangible assets using a discounted cash flow valuation analysis, which is based on the "relief from royalty" methodology. This methodology assumes that in lieu of ownership, a third party would be willing to pay a royalty in order to exploit the related benefits of these types of assets. The relief from royalty approach is dependent on a number of factors, including estimates of projected revenues, royalty rates in the category of intellectual property and discount rates. We based our fair value estimates on assumptions we believed to be reasonable, but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates. An impairment loss would have been recognized when the estimated fair value of the tradename intangible asset is less than the carrying value. As of January 28, 2023, the indefinite-lived intangible asset was the Vince tradename. On April 21, 2023, the Company entered into the Authentic Transaction with Authentic and as a result, the Vince tradename and Vince customer relationships were classified as held for sale and amortization of the Vince customer relationships ceased. The Company closed the Asset Sale on May 25, 2023, and therefore no longer carries tradename intangible assets as of February 3, 2024. See Note 2 "Recent Transactions" for further information.

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

In both fiscal 2023 and fiscal 2022, the Company performed its annual impairment test during the fourth quarter.

In fiscal 2023, the Company elected to perform a quantitative impairment test on goodwill allocated to the Company’s Vince Wholesale reporting unit. The results of the quantitative test did not result in any impairment because the fair value of the Company’s Vince Wholesale reporting unit exceeded its carrying value by 7.9%. The fair value of the Company's Vince Wholesale reporting unit was estimated using a combination of the income approach (the discounted cash flows method) and the market approach (guideline public company method). The guideline public company method applies a representative market multiple derived from revenue and EBITDA for a group of comparable public companies to the Company's financial forecasts. The more significant assumptions used in projecting the discounted cash flows included: a discount rate of 35%, which was determined from relevant market comparisons and adjusted for company specific risks, projected EBITDA margins of low double-digits based upon our current and past performance as well as industry data, and projected net sales for the discrete projection period ranging from low single-digits to high single-digits. Changes in these assumptions could have a significant impact on the valuation model. As an example, the impact of a hypothetical change in each of the significant assumptions is described below. In quantifying the impact, we changed only the specific assumption and held all other assumptions constant. A hypothetical 1% increase in the discount rate would decrease the fair value by approximately 3%. A hypothetical 1% decrease in net sales for each year included in the discrete projection period would decrease the fair value by approximately 1%. Finally, a hypothetical 1% decrease in the EBITDA margin rate for each year included in the discounted cash flow analysis would decrease the fair value by approximately 6%. Any changes in fair value resulting from changes in the assumptions discussed above could potentially result in the carrying amount of the Company’s Vince Wholesale reporting unit exceeding its estimated fair value, and therefore could require an impairment loss.

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

Goodwill was $31,973 as of February 3, 2024 and January 28, 2023.

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

On September 12, 2022, the Company announced its decision to wind down the Rebecca Taylor business. Therefore, the Company determined that the indefinite life classification was no longer appropriate for the Rebecca Taylor tradename and began amortizing the Rebecca Taylor tradename in the third quarter of fiscal 2022. See Note 2 "Recent Transactions" to the Consolidated Financial Statements in this Annual Report for additional information.

Indefinite-lived tradename intangible assets were $0 as of February 3, 2024 and $67,100 as of January 28, 2023, which is included within Intangible assets, net in our Consolidated Balance Sheets.

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

On April 21, 2023, the Company entered into the Authentic Transaction with Authentic and as a result, the Vince tradename and Vince customer relationships were classified as held for sale and amortization of the Vince customer relationships ceased. The Company closed the Asset Sale on May 25, 2023, and therefore no longer carries finite-lived intangible assets as of February 3, 2024. See Note 2 "Recent Transactions" for further information. The finite-lived intangible assets as of January 28, 2023 were comprised of the Vince customer relationships which were being amortized on a straight-line basis over their useful lives of 20 years.

On September 12, 2022, the Company announced its decision to wind down the Rebecca Taylor business. Therefore, the Company determined that the indefinite life classification was no longer appropriate for the Rebecca Taylor tradename and began amortizing the Rebecca Taylor tradename in the third quarter of fiscal 2022. Amortization of the Rebecca Taylor tradename ceased upon classification as held for sale in the third quarter of fiscal 2022. On December 22, 2022, the Company completed the sale of the Rebecca Taylor tradename and certain related ancillary assets to RT IPCO, LLC, an affiliate of Ramani Group. See Note 2 "Recent Transactions" in this Annual Report for further information. Additionally, during the third quarter of fiscal 2022, the Parker tradename was classified as held for sale and amortization ceased. Prior to its classification as held for sale, the Parker tradename intangible asset was being amortized on a straight-line basis over 10 years. On February 17, 2023, the Company completed the sale of the Parker tradename and certain related ancillary assets to Parker IP Co. LLC, an affiliate of BCI Brands. See Note 2 "Recent Transactions" to the Consolidated Financial Statements in this Annual Report for further information.

Tax Receivable Agreement

In connection with the consummation of the IPO, we entered into a Tax Receivable Agreement with the Pre-IPO Stockholders. The Tax Receivable Agreement provides for payments to the Pre-IPO Stockholders in an amount equal to 85% of the aggregate reduction in taxes payable realized by the Company and its subsidiaries from the utilization of the Pre-IPO Tax Benefits (as defined therein). Amounts payable under the Tax Receivable Agreement are contingent upon, among other things, (i) generation of future taxable income over the term of the Tax Receivable Agreement and (ii) changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits, then we would not be required to make the related payment obligations under the Tax Receivable Agreement. Therefore, we would only recognize a liability for the Tax Receivable Agreement obligation if we determine if it is probable that we will generate sufficient future taxable income over the term of the Tax Receivable Agreement to utilize the related tax benefits. Estimating future taxable income is inherently uncertain and requires judgment. In projecting future taxable income, we consider our historical results and incorporate certain assumptions, including revenue growth, operating margins, and projected retail location openings, among others. If we determine in the future that we will not be able to fully utilize all or part of the related tax benefits, we would derecognize the portion of the liability related to benefits not expected to be utilized. Alternatively, if we generate additional future taxable income beyond our current estimate, we would recognize additional liability related to benefits expected to be utilized.

The Tax Receivable Agreement terminated per its terms on February 3, 2024. As of February 3, 2024, the Company's total obligation under the Tax Receivable Agreement was $0. See Note 14 "Related Party Transactions" to the Consolidated Financial Statements in this Annual Report for additional information.

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

Due to the uncertain nature of the realization of our deferred income tax assets, during the fourth quarter of fiscal 2016, we recorded valuation allowances within Provision for income taxes on the Consolidated Statements of Operations and Comprehensive Income (Loss). During fiscal 2023, the Company maintained a full valuation allowance on all deferred tax assets that have a definite life as we do not believe it is more likely than not that such deferred tax assets will be recognized. Indefinite-lived net operating losses have been recognized to the extent we believe they can be utilized against indefinite-lived deferred tax liabilities. This valuation allowance is subject to periodic review, and if the allowance is reduced, the tax benefit will be recorded in the future operations as a reduction of our income tax expense.

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

Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of February 3, 2024.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), that occurred during the fiscal quarter ended February 3, 2024 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of February 3, 2024. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013). Based on this assessment, management has concluded that, as of February 3, 2024, our internal control over financial reporting was not effective, as management identified a deficiency in internal control over financial reporting that was determined to rise to the level of a material weakness. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

We previously disclosed in our Annual Report on Form 10-K for the period ended January 28, 2023, as well as in our Quarterly Reports on Form 10-Q for each interim period in fiscal 2023, a material weakness in our internal control over financial reporting relating to the following:

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

ITEM 9B. OTHER INFORMATION.

None of our directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended February 3, 2024.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is incorporated herein by reference from the Company's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2024 annual meeting of stockholders. Our definitive proxy statement will be filed on or before 120 days after the end of fiscal 2023.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is incorporated herein by reference from the Company's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2024 annual meeting of stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated herein by reference from the Company's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2024 annual meeting of stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated herein by reference from the Company's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2024 annual meeting of stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item is incorporated herein by reference from the Company's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2024 annual meeting of stockholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)
Financial Statements and Financial Statement Schedules. See "Index to the Audited Consolidated Financial Statements" which is located on F-1 of this Annual Report on Form 10-K.
(b)
Exhibits. See the Exhibit Index which is included herein.

Exhibit Index:

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

10.6†

Vince Holding Corp. Amended and Restated 2013 Omnibus Incentive Plan (incorporated by reference to Annex A to the Company's Information Statement on Schedule 14C filed with the Securities and Exchange Commission on November 7, 2023).

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

10.34†

Updated Terms to Employment, dated July 15, 2022, by and between Vince, LLC and Lee Meiner (incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 28, 2023).

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

Exhibit Number	Exhibit Description

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

10.46

Consent and Second Amendment to Amended and Restated Credit Agreement and First Amendment to Security Agreement, dated as of April 21, 2023, by and among Vince, LLC as the borrower, the guarantors named therein, Citizens Bank, N.A., as agent, and the other lenders from time to time party thereto (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 13, 2023).

10.47

Consent and Third Amendment to Credit Agreement, dated as of April 21, 2023, by and among Vince, LLC as the borrower, SK Financial Services, LLC, as agent, and the other lenders from time to time party thereto (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 13, 2023).

10.48

Amended and Restated Limited Liability Company Agreement of ABG-Vince LLC (f/k/a ABG-Viking, LLC), dated as of May 25, 2023, by and between ABG Intermediate Holdings 2 LLC and Vince, LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 25, 2023).

10.49

License Agreement, dated as of May 25, 2023, by and between ABG-Vince LLC (f/k/a ABG-Viking, LLC) as licensor and Vince, LLC as licensee (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 25, 2023).

10.50

Credit Agreement, dated as of June 23, 2023, by and among Vince, LLC, the guarantors named therein, Bank of America, N.A., as Agent, the other lenders from time to time party thereto, and BofA Securities, Inc., as sole lead arranger and sole bookrunner (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 26, 2023.

10.51

Fourth Amendment to Credit Agreement, dated as of June 23, 2023, by and among Vince, LLC as the borrower, SK Financial Services, LLC, as agent and the other lenders from time to time party thereto (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 26, 2023).

Exhibit Number	Exhibit Description

10.52

Sales Agreement, dated as of June 30, 2023, between the Company and Virtu Americas LLC (incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2023) (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities Exchange Commission on September 15, 2023).

10.53	Amendment No. 1 to License Agreement, dated as of July 25, 2023.
10.54	Amendment No. 2 to License Agreement, dated as of February 21, 2024.
10.55†	Employment Offer Letter, dated January 17, 2023, by and between Vince, LLC and Amy “Levy” Trooskin.
10.56†	Updated Terms to Employment, dated March 14, 2023, by and between Vince, LLC and Amy “Levy” Trooskin.
10.57†	General Release Agreement, dated June 16, 2023, by and between Vince, LLC and Amy “Levy” Trooskin.
10.58†	Employment Offer Letter, dated November 6, 2023, by and between Vince, LLC and John Szczepanski.
21.1	List of subsidiaries of Vince Holding Corp.
23.1	Consent of PricewaterhouseCoopers LLP
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Vince Holding Corp. Compensation Recovery Policy
101.INS	Inline XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation
101.PRE	Inline XBRL Taxonomy Extension Presentation
101.LAB	Inline XBRL Taxonomy Extension Labels
101.DEF	Inline XBRL Taxonomy Extension Definition
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

† Indicates exhibits that constitute management contracts or compensatory plans or arrangements

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 2, 2024	VINCE HOLDING CORP.

	By:	/s/ David Stefko
	Name:	David Stefko
	Title:	Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates listed.

Signature	Title	Date

/s/ David Stefko	Interim Chief Executive Officer (Principal Executive Officer) (Director)	May 2, 2024
David Stefko

/s/ John Szczepanski	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	May 2, 2024
John Szczepanski

/s/ Matthew Garff	Director	May 2, 2024
Matthew Garff

/s/ Jerome Griffith	Director	May 2, 2024
Jerome Griffith

/s/ Robin Kramer	Director	May 2, 2024
Robin Kramer

/s/ Michael Mardy	Director	May 2, 2024
Michael Mardy

/s/ Eugenia Ulasewicz	Director	May 2, 2024
Eugenia Ulasewicz

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Vince Holding Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vince Holding Corp. and its subsidiaries (the “Company”) as of February 3, 2024 and January 28, 2023, and the related consolidated statements of operations and comprehensive income (loss), of stockholders’ equity and of cash flows for the years then ended, including the related notes and financial statement schedule listed in the index appearing on page F-1 for the years ended February 3, 2024 and January 28, 2023 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 3, 2024 and January 28, 2023, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Goodwill Impairment Assessment - Vince Wholesale Reporting Unit

As described in Notes 1 and 3 to the consolidated financial statements, the Company’s consolidated goodwill balance was $32.0 million as of February 3, 2024. Goodwill is tested for impairment at least annually and in an interim period if a triggering event occurs. Management compares the fair value of the reporting unit to the carrying amount. If the carrying amount of the reporting unit exceeds its estimated fair value, an impairment loss is recorded for the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. Fair value is estimated by management using a combination of the income approach (the discounted cash flows method) and the market approach (guideline public company method). Determining the fair value is judgmental in nature and requires the use of significant estimates and assumptions by management. The development of discounted cash flows is dependent on a number of factors, including estimates of projected revenues, EBITDA margins, long term growth rates, working capital, and discount rates.

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

/s/ PricewaterhouseCoopers LLP

New York, New York

May 2, 2024

We have served as the Company's auditor since 2012.

VINCE HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	February 3,	January 28,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$357	$1,079
Trade receivables, net of allowance for doubtful accounts of $377 and $759 at February 3, 2024 and January 28, 2023, respectively	20,671	20,733
Inventories, net	58,777	90,008
Prepaid expenses and other current assets	4,997	3,515
Total current assets	84,802	115,335
Property and equipment, net	6,972	10,479
Operating lease right-of-use assets, net	73,003	72,616
Intangible assets, net	—	70,106
Goodwill	31,973	31,973
Assets held for sale	—	260
Equity method investment	26,147	—
Other assets	2,252	2,576
Total assets	$225,149	$303,345

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$31,678	$49,396
Accrued salaries and employee benefits	3,967	4,301
Other accrued expenses [1]	8,980	15,020
Short-term lease liabilities	16,803	20,892
Current portion of long-term debt	—	3,500
Total current liabilities	61,428	93,109
Long-term debt [2]	43,950	108,078
Long-term lease liabilities	67,705	72,098
Deferred income tax liability	4,913	8,934
Other liabilities	—	869

Commitments and contingencies (Note 10)

Stockholders' equity:
Common stock at $0.01 par value (100,000,000 shares authorized, 12,506,556 and 12,335,405 shares issued and outstanding at February 3, 2024 and January 28, 2023, respectively)	125	123
Additional paid-in capital	1,144,740	1,143,295
Accumulated deficit	(1,097,634)	(1,123,080)
Accumulated other comprehensive loss	(78)	(81)
Total stockholders' equity	47,153	20,257
Total liabilities and stockholders' equity	$225,149	$303,345

1 Includes accrued royalty expense of $361, which is with a related party.

2 Includes Third Lien Credit Facility of $29,982, which is with a related party.

See accompanying notes to Consolidated Financial Statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share and per share data)

	Fiscal Year
	2023	2022
Net sales	$292,890	$357,442
Cost of products sold [3]	159,598	219,472
Gross profit	133,292	137,970
Impairment of intangible assets	—	1,700
Impairment of long-lived assets	—	1,880
Gain on sale of intangible assets	(32,808)	(1,620)
Selling, general and administrative expenses	134,476	161,432
Income (loss) from operations	31,624	(25,422)
Interest expense, net [4]	11,118	9,887
Income (loss) before income taxes and equity in net income of equity method investment	20,506	(35,309)
(Benefit) provision for income taxes	(3,478)	3,037
Income (loss) before equity in net income of equity method investment	23,984	(38,346)
Equity in net income of equity method investment	1,462	—
Net income (loss)	$25,446	$(38,346)
Other comprehensive income (loss):
Foreign currency translation adjustments	3	41
Comprehensive income (loss)	$25,449	$(38,305)
Earnings (loss) per share:
Basic earnings (loss) per share	$2.05	$(3.14)
Diluted earnings (loss) per share	$2.04	$(3.14)
Weighted average shares outstanding:
Basic	12,442,781	12,223,004
Diluted	12,478,215	12,223,004

3 Includes royalty expense of $9,486, which is with a related party.

4 Includes capitalized PIK interest with the Third Lien Credit Facility of $4,026, which is with a related party.

See accompanying notes to Consolidated Financial Statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share amounts)

	Common Stock
	Number of Shares Outstanding	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of January 29, 2022	11,986,127	$120	$1,140,516	$(1,084,734)	$(122)	$55,780
Comprehensive loss:
Net loss	—	—	—	(38,346)	—	(38,346)
Foreign currency translation adjustment	—	—	—	—	41	41
Common stock issuance, net of certain fees	104,980	1	824	—	—	825
Share-based compensation expense	—	—	2,095	—	—	2,095
Restricted stock unit vestings	259,972	2	(2)	—	—	—
Tax withholdings related to restricted stock vesting	(25,199)	—	(213)	—	—	(213)
Issuance of common stock related to Employee Stock Purchase Plan ("ESPP")	9,525	—	75	—	—	75
Balance as of January 28, 2023	12,335,405	123	1,143,295	(1,123,080)	(81)	20,257
Comprehensive income:
Net income	—	—	—	25,446	—	25,446
Foreign currency translation adjustment	—	—	—	—	3	3
Common stock issuance, net of certain fees	-	—	—	—	—	—
Share-based compensation expense	—	—	1,541	—	—	1,541
Restricted stock unit vestings	183,132	2	(2)	—	—	—
Tax withholdings related to restricted stock vesting	(28,886)	—	(142)	—	—	(142)
Issuance of common stock related to ESPP	16,905	—	48	—	—	48
Balance as of February 3, 2024	12,506,556	$125	$1,144,740	$(1,097,634)	$(78)	$47,153

See accompanying notes to Consolidated Financial Statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Twelve Months Ended
	February 3, 2024	January 28, 2023
Operating activities
Net income (loss)	$25,446	$(38,346)
Add (deduct) items not affecting operating cash flows:
Impairment of intangible assets	—	1,700
Impairment of long-lived assets	—	1,880
Depreciation and amortization	4,939	8,334
Allowance for doubtful accounts	104	424
Gain on sale of intangible assets	(32,808)	(1,620)
Loss on disposal of property and equipment	260	121
Amortization of deferred financing costs	758	1,267
Deferred income taxes	(4,021)	2,866
Share-based compensation expense	1,541	2,095
Capitalized PIK Interest due to loan with related party	4,026	2,869
Loss on debt extinguishment	3,136	—
Equity in net income of equity method investment, net of distributions	(121)	—
Changes in assets and liabilities:
Receivables, net	(42)	8,787
Inventories	31,236	(11,462)
Prepaid expenses and other current assets	(655)	1,198
Accounts payable and accrued expenses	(23,994)	2,704
Other assets and liabilities	(8,165)	(2,078)
Net cash provided by (used in) operating activities	1,640	(19,261)
Investing activities
Payments for capital expenditures	(1,460)	(2,782)
Transaction costs related to equity method investment	(525)	—
Proceeds from sale of intangible assets	77,525	4,250
Net cash provided by investing activities	75,540	1,468
Financing activities
Proceeds from borrowings under the Revolving Credit Facilities	245,116	402,652
Repayment of borrowings under the Revolving Credit Facilities	(289,387)	(378,778)
Repayment of borrowings under the Term Loan Facilities	(29,378)	(5,622)
Proceeds from common stock issuance, net of certain fees	—	825
Tax withholdings related to restricted stock vesting	(142)	(213)
Proceeds from stock option exercises, restricted stock vesting, and issuance of common stock under employee stock purchase plan	48	75
Financing fees	(3,336)	(1,128)
Net cash (used in) provided by financing activities	(77,079)	17,811
Increase in cash, cash equivalents, and restricted cash	101	18
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	2	2
Cash, cash equivalents, and restricted cash, beginning of period	1,116	1,096
Cash, cash equivalents, and restricted cash, end of period	1,219	1,116
Less: restricted cash at end of period	862	37
Cash and cash equivalents per balance sheet at end of period	$357	$1,079

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$6,400	$3,352
Cash payments for income taxes, net of refunds	752	165
Supplemental Disclosures of Non-Cash Investing and Financing Activities
Non-cash equity method investment	25,500	—
Capital expenditures in accounts payable and accrued liabilities	117	19
Deferred financing fees in accrued liabilities	1	1,050

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

On April 21, 2023 the Company entered into a strategic partnership ("Authentic Transaction") with Authentic Brands Group, LLC ("Authentic"), a global brand development, marketing and entertainment platform, whereby the Company contributed its intellectual property to a newly formed Authentic subsidiary ("ABG Vince") for cash consideration and a membership interest in ABG Vince. The Company closed the Asset Sale (as defined below) on May 25, 2023. On May 25, 2023, in connection with the Authentic Transaction, Vince, LLC entered into a License Agreement (the "License Agreement") with ABG-Vince LLC, which provides Vince, LLC with an exclusive, long-term license to use the Licensed Property in the Territory to the Approved Accounts (each as defined in the License Agreement). See Note 2 "Recent Transactions" for additional information.

Rebecca Taylor, founded in 1996 in New York City, was a contemporary womenswear line lauded for its signature prints, romantic detailing and vintage inspired aesthetic, reimagined for a modern era. On September 12, 2022, the Company announced its decision to wind down the Rebecca Taylor business. On December 22, 2022, the Company's indirectly wholly owned subsidiary, Rebecca Taylor, Inc., completed the sale of its intellectual property and certain related ancillary assets to RT IPCO, LLC, an affiliate of Ramani Group. See Note 2 "Recent Transactions" for further information.

Parker, founded in 2008 in New York City, was a contemporary women's fashion brand that was trend focused. During the first half of fiscal 2020 the Company decided to pause the creation of new products for the Parker brand to focus resources on the operations of the Vince and Rebecca Taylor brands. On February 17, 2023, the Company's indirectly wholly owned subsidiary, Parker Lifestyle, LLC, completed the sale of its intellectual property and certain related ancillary assets to Parker IP Co. LLC, an affiliate of BCI Brands. See Note 2 "Recent Transactions" for additional information.

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

The consolidated financial statements include the Company's accounts and the accounts of the Company's wholly-owned subsidiaries as of February 3, 2024. All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the financial statements contain all adjustments (consisting solely of normal recurring adjustments) and disclosures necessary for a fair presentation.

(C) Fiscal Year: The Company operates on a fiscal calendar widely used by the retail industry that results in a given fiscal year consisting of a 52 or 53-week period ending on the Saturday closest to January 31.

•
References to "fiscal year 2023" or "fiscal 2023" refer to the fiscal year ended February 3, 2024; and
•
References to "fiscal year 2022" or "fiscal 2022" refer to the fiscal year ended January 28, 2023.

Fiscal year 2023 consisted of a 53-week period and 2022 consisted of a 52-week period.

(D) Sources and Uses of Liquidity: The Company's sources of liquidity are cash and cash equivalents, cash flows from operations, if any, borrowings available under the 2023 Revolving Credit Facility (as defined in Note 5 "Long-Term Debt and Financing Arrangements") and the Company's ability to access the capital markets, including the Sales Agreement entered into with Virtu Americas LLC in June 2023 (see Note 9 "Stockholders' Equity" for further information). The Company's primary cash needs are funding working capital requirements, including royalty payments under the License Agreement, meeting debt service requirements and capital expenditures for new stores and related leasehold improvements. The most significant components of the Company's working capital are cash and cash equivalents, accounts receivable, inventories, accounts payable and other current liabilities. Based on our current expectations, we believe that our sources of liquidity will generate sufficient cash flows to meet our obligations during the next twelve months from the date these financial statements are issued.

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

(G) Accounts Receivable and Concentration of Credit Risk: The Company maintains an allowance for accounts receivable estimated to be uncollectible. The adjustments to the provision are recorded in Selling, general and administrative ("SG&A") expense. Substantially all of the Company's trade receivables are derived from sales to retailers and are recorded at the invoiced amount and do not bear interest. The Company performs ongoing credit evaluations of its wholesale partners' financial condition and requires collateral as deemed necessary. The past due status of a receivable is based on its contractual terms. Account balances are charged off against the allowance when it is probable the receivable will not be collected.

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

In fiscal 2023 and 2022, sales to one wholesale partner accounted for more than ten percent of the Company's net sales. Sales to this partner represented 20% of fiscal 2023 net sales and 16% of fiscal 2022 net sales.

A wholesale partner represented greater than ten percent of the Company's gross accounts receivable balances as of February 3, 2024 and January 28, 2023, with 36% and 39% of such balances, respectively. In addition, another wholesale partner represented greater than ten percent of the Company's gross accounts receivable balance as of February 3, 2024, with 22% of such balance.

(H) Inventories: Inventories are stated at the lower of cost or net realizable value. Cost is determined on the first-in, first-out basis. The cost of inventory includes purchase cost as well as sourcing, transportation, duty, and other processing costs associated with acquiring, importing, and preparing inventory for sale. Inventory costs are included in cost of products sold at the time of their sale. Product development costs are expensed in SG&A expense when incurred. Inventory values are reduced to net realizable value when there are factors indicating that certain inventories will not be sold on terms sufficient to recover their cost. Inventories consisted of finished goods. As of February 3, 2024 and January 28, 2023 finished goods, net of reserves were $58,777 and $90,008, respectively.

The Company has two major suppliers that accounted for approximately 18% and 17%, respectively, of inventory purchases for fiscal 2023 and approximately 19% and 18%, respectively, of inventory purchases for fiscal 2022. Amounts due to these suppliers were $1,509 as of February 3, 2024 and $7,097 as of January 28, 2023, and were included in Accounts payable in the Consolidated Balance Sheets.

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

	February 3,	January 28,
(in thousands)	2024	2023
Leasehold improvements	$32,694	$36,063
Furniture, fixtures and equipment	9,748	10,897
Capitalized software	14,775	14,570
Construction in process	585	144
Total property and equipment	57,802	61,674
Less: accumulated depreciation	(50,830)	(51,195)
Property and equipment, net	$6,972	$10,479

Depreciation expense was $4,692 and $7,104 for fiscal 2023 and fiscal 2022, respectively.

(J) Impairment of Long-lived Assets: The Company reviews long-lived assets which consist of property and equipment and operating lease assets when the existence of facts and circumstances indicate that the useful life is shorter than previously estimated or that the carrying amount of the asset groups to which these assets relate may not be recoverable. The asset group is defined as the lowest level for which identifiable cash flows are available and largely independent of the cash flows of other groups of assets, which for our retail stores is at the store level. Recoverability of these assets is evaluated by comparing the carrying value of the asset group with its estimated future undiscounted cash flows. The recoverability assessment is dependent on a number of factors, including estimates of future growth and profitability, as well as other variables. If the comparisons indicate that the value of the asset is not recoverable, an impairment loss is calculated as the difference between the carrying value and the fair value of the assets within the asset group and the loss is recognized during that period. The fair value of the operating lease right-of-use assets is determined from the perspective of a market participant considering various factors. The judgments and assumptions used in determining the fair value of the operating lease right-of-use assets were the current comparable market rents for similar properties and a store discount rate. The fair value of the property and equipment was based on its estimated liquidation value. The estimates regarding recoverability and fair value can be affected by factors such as future store results, real estate demand, store closure plans, and economic conditions that can be difficult to predict.

During fiscal 2022, the Company recorded non-cash asset impairment charges of $1,880, within Impairment of long-lived assets on the Consolidated Statements of Operations and Comprehensive Income (Loss), related to the impairment of property and equipment for certain Vince and Rebecca Taylor retail locations as the carrying values were determined not to be recoverable. The carrying amounts of these assets were adjusted to their estimated fair values. There were no impairment charges during fiscal 2023.

(K) Goodwill and Other Intangible Assets: Goodwill and other indefinite-lived intangible assets are tested for impairment at least annually and in an interim period if a triggering event occurs.

Goodwill is not allocated to the Company's operating segments in the measure of segment assets regularly reported to and used by management; however, goodwill is allocated to operating segments (goodwill reporting units) for the purpose of the annual impairment test for goodwill.

Goodwill represents the excess of the cost of acquired businesses over the fair market value of the identifiable net assets. As of January 28, 2023, the indefinite-lived intangible asset was the Vince tradename. On April 21, 2023, the Company entered into the Authentic Transaction with Authentic and as a result, the Vince tradename and Vince customer relationships were classified as held for sale and amortization of the Vince customer relationships ceased. The Company closed the Asset Sale on May 25, 2023. See Note 2 "Recent Transactions" for further information.

On September 12, 2022, the Company announced its decision to wind down the Rebecca Taylor business. Therefore, the Company determined that the indefinite life classification was no longer appropriate for the Rebecca Taylor tradename and began amortizing the Rebecca Taylor tradename in the third quarter of fiscal 2022. Amortization of the Rebecca Taylor tradename ceased upon classification as held for sale in the third quarter of fiscal 2022. On December 22, 2022, the Company completed the sale of the Rebecca Taylor tradename and certain related ancillary assets to RT IPCO, LLC, an affiliate of Ramani Group. See Note 2 "Recent Transactions" for further information. Additionally, during the third quarter of fiscal 2022, the Parker tradename was classified as held for sale and amortization ceased. As of January 28, 2023, Assets held for sale on the Consolidated Balance Sheets represented $260 related to the Parker tradename. Prior to its classification as held for sale, the Parker tradename intangible asset was being amortized on a straight-line basis over 10 years. On February 17, 2023, the Company completed the sale of the Parker tradename and certain related ancillary assets to Parker IP Co. LLC, an affiliate of BCI Brands. See Note 2 "Recent Transactions" for further information.

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

Prior to the closing of the Asset Sale, the Company estimated the fair value of the tradename intangible assets using a discounted cash flow valuation analysis, which is based on the "relief from royalty" methodology. This methodology assumes that in lieu of ownership, a third party would be willing to pay a royalty in order to exploit the related benefits of these types of assets. The relief from royalty approach is dependent on a number of factors, including estimates of projected revenues, royalty rates in the category of intellectual property and discount rates. The Company based its fair value estimates on assumptions it believed to be reasonable, but which were unpredictable and inherently uncertain. An impairment loss would have been recognized when the estimated fair value of the tradename intangible asset is less than the carrying value. The Company closed the Asset Sale on May 25, 2023, and therefore no longer carries tradename intangible assets as of February 3, 2024. Indefinite-lived tradename intangible assets were $67,100 as of January 28, 2023, which is included within Intangible assets, net in the Consolidated Balance Sheets.

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

In both fiscal 2023 and fiscal 2022, the Company performed its annual impairment test during the fourth quarter. The fair value of the Company's Vince Wholesale reporting unit was estimated using a combination of the income approach (the discounted cash flows method) and the market approach (guideline public company method). In fiscal 2023, the Company elected to perform a quantitative impairment test on goodwill allocated to the Company's Vince Wholesale reporting unit. The results of the quantitative test did not result in any impairment because the fair value of the Company's Vince Wholesale reporting unit exceeded its carrying value. In fiscal 2022, the Company elected to perform a quantitative impairment test on goodwill allocated to the Company's Vince Wholesale reporting unit. The results of the quantitative test did not result in any impairment because the fair value of the Company's Vince Wholesale reporting unit exceeded its carrying value. Goodwill was $31,973 as of both February 3, 2024 and January 28, 2023.

In the fourth quarter of fiscal 2022, the Company elected to perform a quantitative impairment test on its Vince tradename indefinite-lived intangible asset. The results of the quantitative test did not result in any impairment because the fair value of the Company's Vince tradename intangible asset exceeded its carrying value.

The finite-lived intangible assets as of January 28, 2023 were comprised of Vince customer relationships which were being amortized on a straight-line basis over their useful lives of 20 years.

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

Revenue associated with gift cards is recognized upon redemption and unredeemed balances are considered a contract liability and recorded within Other accrued expenses, which are subject to escheatment within the jurisdictions in which it operates. As of February 3, 2024 and January 28, 2023, the contract liability was $1,628 and $1,617, respectively. In fiscal 2023, the Company recognized $286 of revenue that was previously included in the contract liability as of January 28, 2023.

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
•
shrink and valuation reserves.

(P) Marketing and Advertising: The Company provides cooperative advertising allowances to certain of its customers. These allowances are accounted for as reductions in sales as discussed in "Revenue Recognition" above. Production expense related to company-directed advertising is deferred until the first time at which the advertisement runs. All other expenses related to company-directed advertising are expensed as incurred. Marketing and advertising expense recorded in SG&A expenses was $11,843 and $15,339 in fiscal 2023 and fiscal 2022, respectively. At February 3, 2024 and January 28, 2023, deferred production expenses associated with company-directed advertising were $698 and $340, respectively.

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

(S) Earnings (Loss) Per Share: Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Except when the effect would be anti-dilutive, diluted earnings per share is calculated based on the weighted average number of shares of common stock outstanding plus the dilutive effect of share-based awards calculated under the treasury stock method.

(T) Recent Accounting Pronouncements: Except as noted below, the Company has considered all recent accounting pronouncements and has concluded that there are no recent accounting pronouncements that may have a material impact on its Consolidated Financial Statements, based on current information.

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13: "Financial Instruments Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments". The ASU requires an impairment model (known as the current expected credit loss ("CECL") model) that is based on expected losses rather than incurred losses. Under the new guidance, each reporting entity should estimate an allowance for expected credit losses, which is intended to result in more timely recognition of losses. The new standard applies to trade receivables arising from revenue transactions. Under Accounting Standards Codification 606, revenue is recognized when, among other criteria, it is probable that an entity will collect the consideration it is entitled to when goods or services are transferred to a customer. When trade receivables are recorded, they become subject to the CECL model and estimates of expected credit losses on trade receivables over their contractual life will be required to be recorded at inception based on historical information, current conditions, and reasonable and supportable forecasts. The Company adopted the guidance on January 29, 2023, the first day of fiscal 2023, which did not have a material effect on the Company's consolidated financial statements.

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07: Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. All disclosure requirements under ASU 2023-07 are also required for public entities with a single reportable segment. The amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. Other than additional disclosure, we do not expect a change to our consolidated statements of operations, financial position, or cash flows as a result of this ASU.

In December 2023, the FASB issued ASU 2023-09: Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires expanded disclosure within the rate reconciliation as well as disaggregation of annual taxes paid. This amendment is effective for annual periods beginning after December 15, 2023, and is applied prospectively. Early adoption is permitted. The Company is currently evaluating the impact that this new guidance may have on its financial statement disclosures.

In March 2024, the SEC adopted the final rule under SEC Release No. 33-11275: The Enhancement and Standardization of Climate-Related Disclosures for Investors, which requires new disclosures regarding information about a registrant’s climate-related risks that have materially impacted, or are reasonably likely to have a material impact on, its business strategy, results of operations, or financial condition. In addition, certain disclosures related to severe weather events and other natural conditions will also be required in a registrant’s audited financial statements. Based on our smaller reporting company and non-accelerated filer status, certain disclosures are effective for fiscal years beginning after December 15, 2026, with certain remaining disclosures effective for fiscal years beginning after December 15, 2027. As a smaller reporting company, we are exempt from emissions disclosures and related assurance requirements. We will evaluate the SEC rule to determine its impact on our future financial reporting requirements and related disclosures.

Note 2. Recent Transactions

Wind Down of Rebecca Taylor Business

On September 12, 2022, the Company announced its decision to wind down the Rebecca Taylor business. On September 30, 2022, the Company entered into amendments to the Term Loan Credit Facility, the 2018 Revolving Credit Facility and the Third Lien Credit Facility (see Note 5 "Long-Term Debt and Financing Arrangements"), which in part, permitted the sale of the intellectual property of the Rebecca Taylor, Inc. and the Rebecca Taylor, Inc. liquidation.

On December 22, 2022, the Company's indirectly wholly owned subsidiary, Rebecca Taylor, Inc., completed the sale of its intellectual property and certain related ancillary assets to RT IPCO, LLC, an affiliate of Ramani Group for $4,250. The Company recognized a gain of $1,620 on the sale, which was recorded within Gain on sale of intangible assets in the Consolidated Statements of Operations and Comprehensive Income (Loss). Net cash proceeds from the sale were used to repay $2,997 of borrowings under the Term Loan Credit Facility and $427 of borrowings under the 2018 Revolving Credit Facility, during fiscal 2022.

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

The following table presents a summary of Rebecca Taylor wind down related charges (benefits), reported within the Rebecca Taylor and Parker segment, incurred for fiscal 2023 and fiscal 2022:

	Fiscal Year
(in thousands)	2023	2022
Net Sales:
Release of sales allowances	$—	$(227)
Cost of products sold:
Inventory write-down	—	7,295
Selling, general and administrative expenses:
Operating lease right-of-use asset accelerated amortization	—	4,090
Benefit from release of operating lease liabilities	(2,025)	(1,987)
Accelerated depreciation and amortization	—	1,927
Employee termination costs, net (1)	—	556
Other advisory and liquidation costs	275	3,141
Total selling, general and administrative expenses	(1,750)	7,727
Total wind-down (benefits) charges, net	$(1,750)	$14,795

(1) Employee termination costs, net are primarily related to severance and were recorded within Other accrued expenses on the Consolidated Balance Sheets. Substantially all severance costs were paid by the end of fiscal 2022.

Sale of Parker Intellectual Property

On February 17, 2023, the Company's indirectly wholly owned subsidiary, Parker Lifestyle, LLC, completed the sale of its intellectual property and certain related ancillary assets to Parker IP Co. LLC, an affiliate of BCI Brands, for $1,025. The Company recognized a gain of $765 on the sale, which was recorded within Gain on sale of intangible assets in the Consolidated Statements of Operations and Comprehensive Income (Loss) for fiscal 2023. Net cash proceeds from the sale were used to repay $838 of borrowings under the Term Loan Credit Facility (as defined in Note 5 "Long-Term Debt and Financing Arrangements").

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

Upon the closing of the Asset Sale, the Company derecognized the intellectual property assets at their carrying amount of $69,957. In exchange for the Company's sale of its intellectual property assets, which included the Vince tradename and Vince customer relationships, to ABG Vince, Authentic paid $76,500 in cash and a 25% interest in ABG Vince valued at $25,500. As a result, the Company recognized a gain of $32,043, which was recorded within Gain on sale of intangible assets in the Consolidated Statements of Operations and Comprehensive Income (Loss) during fiscal 2023. Additionally, during fiscal 2023, the Company incurred total transaction related costs of approximately $5,555. Of these transaction costs, approximately $525 was incurred to acquire the investment in ABG Vince. As such, these costs were included in the initial measurement of the investment and recorded as part of the equity method investment on the Consolidated Balance Sheets. The remaining transaction related costs are included in selling, general and administrative ("SG&A") expense in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss). The Company utilized the net proceeds received to prepay in full the Term Loan Credit Facility and to repay a portion of the outstanding borrowings under the 2018 Revolving Credit Facility (as defined in Note 5 "Long-Term Debt and Financing Arrangements"). See Note 5 "Long-Term Debt and Financing Arrangements" for further information.

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

The Company accounts for its 25% interest in ABG Vince under the equity method. In applying the equity method, the Company recorded the initial investment at cost and subsequently increases or decreases the carrying amount of the investment by the Company's proportionate share of net income or loss. Distributions received from ABG Vince are recognized as a reduction of the carrying amount of the investment. The Company's proportionate share of ABG Vince's net income or loss is recorded within Equity in net income of equity method investment on the Consolidated Statements of Operations and Comprehensive Income (Loss). The carrying value for the Company's investment in ABG Vince is recorded within Equity method investment on the Consolidated Balance Sheets. The Company records its share of net income or loss using a one-month lag. This convention does not materially impact the Company's results.

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

Royalty expense is included within Cost of product sold on the Consolidated Statements of Operations and Comprehensive Income (Loss).

Note 3. Goodwill and Intangible Assets

Net goodwill balances and changes therein by segment were as follows:

(in thousands)	Vince Wholesale	Vince Direct-to-consumer	Rebecca Taylor and Parker	Total Net Goodwill
Balance as of January 28, 2023	$31,973	$—	$—	$31,973
Balance as of February 3, 2024	$31,973	$—	$—	$31,973

The total carrying amount of goodwill was net of accumulated impairments of $101,845 as of both February 3, 2024 and January 28, 2023. There were no impairments recorded as a result of the Company's annual goodwill impairment test performed during fiscal 2023 and fiscal 2022.

On April 21, 2023, the Company entered into the Authentic Transaction with Authentic and as a result, the Vince tradename and Vince customer relationships were classified as held for sale and amortization of the Vince customer relationships ceased. The Company closed the Asset Sale on May 25, 2023. See Note 2 "Recent Transactions" for further information.

On February 17, 2023, the Company's indirectly wholly owned subsidiary, Parker Lifestyle, LLC, completed the sale of its intellectual property and certain related ancillary assets to Parker IP Co. LLC, an affiliate of BCI Brands. See Note 2 "Recent Transactions" for further information.

The following tables present a summary of identifiable intangible assets as of January 28, 2023:

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

During the second quarter of fiscal 2022, the Company determined that a triggering event had occurred in the Rebecca Taylor and Parker segment as a result of changes to the Company's long-term projections. The Company performed an interim quantitative impairment assessment of the Rebecca Taylor tradename utilizing the relief from royalty valuation approach. The relief from royalty valuation approach is dependent on a number of factors, including estimates of projected revenues, royalty rates in the category of intellectual property, discount rates and other variables. The Company estimated the fair value of the Rebecca Taylor tradename intangible asset and determined that the fair value of the Rebecca Taylor tradename was below its carrying amount. Accordingly, the Company recorded an impairment charge for the Rebecca Taylor tradename intangible asset of $1,700, which was recorded within Impairment of intangible assets on the Consolidated Statements of Operations and Comprehensive Income (Loss) for fiscal 2022. There were no such impairment charges for fiscal 2023.

On December 22, 2022, the Company completed the sale of the Rebecca Taylor tradename and certain related ancillary assets to RT IPCO, LLC, an affiliate of Ramani Group. See Note 2 "Recent Transactions" for further information.

Amortization of identifiable intangible assets was $149 and $1,139 for fiscal 2023 and fiscal 2022, respectively, which is included in SG&A expenses on the Consolidated Statements of Operations and Comprehensive Income (Loss).

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

The Company did not have any non-financial assets or non-financial liabilities recognized at fair value on a recurring basis at February 3, 2024 or January 28, 2023. At February 3, 2024 and January 28, 2023, the Company believes that the carrying values of cash and cash equivalents, receivables, and accounts payable approximate fair value, due to the short-term maturity of these instruments. The Company's debt obligations with a carrying value of $44,209 and $113,832 as of February 3, 2024 and January 28, 2023, respectively, are at variable interest rates. Borrowings under the Company's 2023 Revolving Credit Facility are recorded at carrying value, which approximates fair value due to the frequent nature of such borrowings and repayments. The Company considers this as a Level 2 input. The carrying values of the Company's Third Lien Credit Facility as of February 3, 2024 and January 28, 2023 approximate fair value, due to the variable rates associated with this obligation. The Company considers this a Level 3 input.

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

(1) Recorded within Impairment of long-lived assets on the Consolidated Statements of Operations and Comprehensive Income (Loss). See Note 1 "Description of Business and Summary of Significant Accounting Policies – (J) Impairment of Long-lived Assets" for additional information.

(2) Recorded within Impairment of intangible assets on the Consolidated Statements of Operations and Comprehensive Income (Loss). On December 22, 2022, the Company's indirectly wholly owned subsidiary, Rebecca Taylor, Inc., completed the sale of its intellectual property and certain related ancillary assets to RT IPCO, LLC, an affiliate of Ramani Group. See Note 1 "Description of Business and Summary of Significant Accounting Policies – (K) Goodwill and Other Intangible Assets" and Note 2 "Recent Transactions" for additional information.

Note 5. Long-Term Debt and Financing Arrangements

Debt obligations consisted of the following:

	February 3,	January 28,
(in thousands)	2024	2023
Long-term debt:
Term Loan Facilities	$—	$29,378
Revolving Credit Facilities	14,227	58,498
Third Lien Credit Facility	29,982	25,956
Total debt principal	44,209	113,832
Less: current portion of long-term debt	—	3,500
Less: deferred financing costs	259	2,254
Total long-term debt	$43,950	$108,078

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

On May 25, 2023, utilizing proceeds from the Asset Sale, the Company repaid all outstanding amounts of $28,724, which included accrued interest and a prepayment penalty of $553 (which is included within financing fees on the Consolidated Statements of Cash Flows), under the Term Loan Credit Facility. The Term Loan Credit Facility was terminated. The Company also repaid $850 of fees due in accordance with an amendment entered into on September 30, 2022. Additionally, the Company recorded expense of $1,755 during fiscal 2023 related to the write-off of the remaining deferred financing costs. Prior to May 25, 2023, on an inception to date basis, the Company had made repayments of $7,335 on the Term Loan Credit Facility.

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

The Company incurred a total of $1,150 of financing costs. In accordance with ASC Topic 470, "Debt", these financing costs were recorded as deferred debt issuance costs (which is presented within Other assets on the Consolidated Balance Sheets) and are amortized over the term of the 2023 Revolving Credit Facility.

As of February 3, 2024, the Company was in compliance with applicable covenants. As of February 3, 2024, $35,473 was available under the 2023 Revolving Credit Facility, net of the Loan Cap, and there were $14,227 of borrowings outstanding and $5,053 of letters of credit outstanding under the 2023 Revolving Credit Facility. The weighted average interest rate for borrowings outstanding under the 2023 Revolving Credit Facility as of February 3, 2024 was 8.2%.

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

On June 23, 2023, all outstanding amounts under the 2018 Revolving Credit Facility were repaid in full and the 2018 Revolving Credit Facility was terminated pursuant to the terms thereof as a result of all parties completing their obligations under the 2018 Revolving Credit Facility. The Company recorded expense of $828 during fiscal 2023, related to the write-off of the remaining deferred financing costs. Certain letters of credit remain in place with Citizens which were secured with restricted cash, totaling $769 as of February 3, 2024. Restricted cash is included in Prepaid Expenses and other current assets in the Consolidated Balance Sheets.

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

SK Financial is an affiliate of Sun Capital Partners, Inc. ("Sun Capital"), whose affiliates own, as of February 3, 2024, approximately 68% of the Company's common stock. The Third Lien Credit Facility was reviewed and approved by the Special Committee of the Company's Board of Directors, consisting solely of directors not affiliated with Sun Capital, which committee was represented by independent legal advisors.

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

On April 21, 2023, Vince, LLC entered into that certain Consent and Third Amendment to Credit Agreement (the "Third Lien Third Amendment"), which, among other things, (a) permitted the sale of the intellectual property of the Vince Business contemplated in the Asset Sale, (b) replaced LIBOR as an interest rate benchmark in favor of Daily Simple SOFR, subject to a credit spread adjustment of 0.10% per annum, plus 9.0% (c) amended the Third Lien Credit Agreement's maturity date to the earlier of (i) March 30, 2025 and (ii) 180 days after the maturity date under the 2018 Revolving Credit Facility, (d) reduced the capacity to incur indebtedness and liens, make investments, restricted payments and dispositions and repay certain indebtedness and (e) modified certain representations and warranties, covenants and events of default in respect of documentation related to the Asset Sale. The Third Lien Third Amendment became effective upon the consummation of the Asset Sale, the prepayment of the Term Loan Credit Facility in full and other transactions contemplated by the Asset Purchase Agreement.

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

Note 6. Commitments and Contingencies

Contractual Cash Obligations

At February 3, 2024, the Company had contractual cash obligations of $145,861 which consisted primarily of Guaranteed Minimum Royalty payments (as described below), inventory purchase obligations and service contracts.

On May 25, 2023, in connection with the Closing, Vince, LLC and ABG Vince entered into the License Agreement. The initial term of the License Agreement began on May 25, 2023, the date on which the Closing actually occurred, and ends at the end of the Company's 2032 fiscal year, unless sooner terminated pursuant to the terms of the License Agreement. Vince, LLC is required to pay ABG Vince a royalty on net sales of Licensed Products and committed to an annual guaranteed minimum royalty of $11,000 during the initial term of the License Agreement, except that the guaranteed minimum royalty for the first contract year during the initial term will be prorated to the period beginning on the Closing Date and ending at the end of the Company's 2023 fiscal year. See Note 2 "Recent Transactions" for further information.

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

Note 7. Share-Based Compensation

Employee Stock Plans

Vince 2013 Incentive Plan

In connection with the IPO, the Company adopted the Vince 2013 Incentive Plan, which provides for grants of stock options, stock appreciation rights, restricted stock, and other stock-based awards. In May 2018, the Company filed a Registration Statement on Form S-8 to register an additional 660,000 shares of common stock available for issuance under the Vince 2013 Incentive Plan. Additionally, in September 2020, the Company filed a Registration Statement on Form S-8 to register an additional 1,000,000 shares of common stock available for issuance under the Vince 2013 Incentive Plan. The aggregate number of shares of common stock which may be issued or used for reference purposes under the Vince 2013 Incentive Plan or with respect to which awards may be granted may not exceed 2,000,000 shares. The shares available for issuance under the Vince 2013 Incentive Plan may be, in whole or in part, either authorized and unissued shares of the Company's common stock or shares of common stock held in or acquired for the Company's treasury. In general, if awards under the Vince 2013 Incentive Plan are canceled for any reason, or expire or terminate unexercised, the shares covered by such award may again be available for the grant of awards under the Vince 2013 Incentive Plan. As of February 3, 2024, there were 804,519 shares under the Vince 2013 Incentive Plan available for future grants. Options granted pursuant to the Vince 2013 Incentive Plan typically vest in equal installments over four years, subject to the employees' continued employment and expire on the earlier of the tenth anniversary of the grant date or upon termination as outlined in the Vince 2013 Incentive Plan. Restricted stock units ("RSUs") granted vest in equal installments over a three-year period or vest in equal installments over four years, subject to the employees' continued employment. In November 2023, the Vince 2013 Incentive Plan was amended to, among others, extend the plan expiration date to November 2033.

Employee Stock Purchase Plan

The Company maintains an employee stock purchase plan ("ESPP") for its employees. Under the ESPP, all eligible employees may contribute up to 10% of their base compensation, up to a maximum contribution of $10 per year. The purchase price of the stock is 90% of the fair market value, with purchases executed on a quarterly basis. The plan is defined as compensatory, and accordingly, a charge for compensation expense is recorded to SG&A expense for the difference between the fair market value and the discounted purchase price of the Company's common stock. During fiscal 2023 and fiscal 2022, 16,905 and 9,525 shares of common stock, respectively, were issued under the ESPP. As of February 3, 2024, there were 43,670 shares available for future issuance under the ESPP.

Stock Options

A summary of stock option activity for fiscal 2023 is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 28, 2023	58	$38.77	2.7	$—
Granted	—	$—
Exercised	—	$—
Forfeited or expired	(58)	$38.77
Outstanding at February 3, 2024	—	$—	—	$—

Vested and exercisable at February 3, 2024	—	$—	—	$—

Restricted Stock Units

A summary of restricted stock unit activity for fiscal 2023 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested restricted stock units at January 28, 2023	550,293	$9.44
Granted	181,573	$3.46
Vested	(184,243)	$9.85
Forfeited	(73,520)	$8.89
Non-vested restricted stock units at February 3, 2024	474,103	$7.07

The total fair value of restricted stock units vested during fiscal 2023 and fiscal 2022 was $1,815 and $2,543, respectively.

At February 3, 2024, there was $2,267 of unrecognized compensation costs related to restricted stock units that will be recognized over a remaining weighted average period of 1.4 years.

Share-Based Compensation Expense

During fiscal 2023, the Company recognized share-based compensation expense of $1,541, including expense of $281 related to non-employees, and related tax benefit of $0. During fiscal 2022, the Company recognized share-based compensation expense of $2,095, including expense of $301 related to non-employees, and related tax benefit of $0.

Note 8. Defined Contribution Plan

The Company maintains a defined contribution plan for employees who meet certain eligibility requirements. As of March 8, 2021, all assets from the Rebecca Taylor, Inc. 401(k) Plan were merged into the Vince Holding Corp. 401(k) Plan. Features of these plans allow participants to contribute to a plan a percentage of their annual compensation, subject to IRS limitations. Certain plans also provide for discretionary matching contributions by the Company. The annual expense incurred by the Company for the defined contribution plan was $514 and $571 in fiscal 2023 and fiscal 2022, respectively.

Note 9. Stockholders' Equity

Common Stock

The Company currently has authorized for issuance 100,000,000 shares of its voting common stock, par value of $0.01 per share.

As of February 3, 2024 and January 28, 2023, the Company had 12,506,556 and 12,335,405 shares issued and outstanding, respectively.

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

On June 30, 2023, the Company entered into a Sales Agreement with Virtu Americas LLC ("Virtu"), as sales agent and/or principal (the "Virtu At-the-Market Offering") under which, the Company may sell from time to time through Virtu shares of the Company's common stock, par value $0.01 per share, having an offering price of up to $7,825. Any shares will be issued pursuant to the Company's Registration Statement. During the year ended February 3, 2024, the Company did not make any offerings or sales of shares of common stock under the Virtu At-the-Market Offering. At February 3, 2024, $7,825 was available under the Virtu At-the-Market Offering.

The Company previously entered into an Open Market Sale AgreementSM with Jefferies LLC ("At-the-Market Offering"), under which the Company was able to offer and sell, from time to time, up to 1,000,000 shares of common stock, par value $0.01 per share, which shares were included in the securities registered pursuant to the Registration Statement. Effective June 29, 2023, the Company terminated the Jefferies At-the-Market Offering. During the year ended February 3, 2024, the Company did not make any offerings or sales of shares of common stock under the Jefferies At-the-Market Offering. During the year ended January 28, 2023, the Company issued and sold 104,980 shares of common stock under the Jefferies At-the-Market Offering for aggregate net proceeds of $825, at an average price of $7.86 per share.

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

The following is a reconciliation of weighted average basic shares to weighted average diluted shares outstanding:

	Fiscal Year
	2023	2022
Weighted-average shares—basic	12,442,781	12,223,004
Effect of dilutive equity securities	35,434	—
Weighted-average shares—diluted	12,478,215	12,223,004

For the fiscal year ended February 3, 2024, 391,102 weighted average shares of share-based compensation were excluded from the computation of weighted average shares for diluted earnings per share, as their effect would have been anti-dilutive. For the fiscal year ended January 28, 2023, because the Company incurred a net loss weighted-average basic shares and weighted-average diluted shares outstanding are equal for this period.

Note 11. Income Taxes

The (benefit) provision for income taxes consisted of the following:

	Fiscal Year
(in thousands)	2023	2022
Current:
Domestic:
Federal	$—	$—
State	514	132
Foreign	29	39
Total current	543	171
Deferred:
Domestic:
Federal	(2,017)	1,141
State	(2,004)	1,725
Foreign	—	—
Total deferred	(4,021)	2,866
Total (benefit) provision for income taxes	$(3,478)	$3,037

The sources of income (loss) before income taxes and equity in net income of equity method investment are from the United States, the Company's subsidiaries in the United Kingdom and the Company's French branch. The Company files U.S. federal income tax returns and income tax returns in various state and local jurisdictions.

Current income taxes are the amounts payable under the respective tax laws and regulations on each year's earnings. Deferred income tax assets and liabilities represent the tax effects of revenues, costs and expenses, which are recognized for tax purposes in different periods from those used for financial statement purposes.

The benefit for income taxes was $3,478 for the year ended February 3, 2024. This benefit was primarily driven by a tax benefit of $5,523 associated with the Authentic Transaction primarily due to the reversal of a portion of the non-cash deferred tax liability previously created by the amortization of the Vince tradename indefinite-lived intangible asset recognized for tax, but not for book purposes, which previously could not be used as a source to support the realization of certain deferred tax assets related to the Company's net operating losses. This benefit was offset by a portion of the non-cash deferred tax liability related to the Company's equity method investment which cannot be used as a source of income to support the realization of certain deferred tax assets related to the Company's net operating losses which resulted in deferred tax expense of $1,907.

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

A reconciliation of the federal statutory income tax rate to the effective tax rate is as follows:

	Fiscal Year
	2023	2022
Statutory federal rate	21.0%	21.0%
State taxes, net of federal benefit	12.0%	5.2%
NOL Adjustments	6.7%	0.0%
Deferred Adjustments	3.6%	0.0%
Valuation allowance	(61.3)%	(33.6)%
Return to provision adjustment	0.2%	0.2%
Non-deductible Officers Compensation	0.3%	(0.4)%
Rate Differential on Foreign Income	0.4%	(0.1)%
Other	0.1%	(0.9)%
Total	(17.0)%	(8.6)%

Deferred income tax assets and liabilities consisted of the following:

	February 3,	January 28,
(in thousands)	2024	2023
Deferred tax assets:
Depreciation and amortization	$2,706	$4,166
Employee related costs	426	1,049
Allowance for asset valuations	1,664	1,861
Accrued expenses	317	472
Lease liability	22,601	24,326
Net operating losses	122,382	138,702
Tax credits	92	92
Interest expense	5,428	3,348
Other	288	305
Total deferred tax assets	155,904	174,321
Less: valuation allowances	(125,913)	(138,490)
Net deferred tax assets	29,991	35,831
Deferred tax liabilities:
Indefinite lived intangibles	(8,584)	(25,742)
ROU assets	(19,548)	(19,023)
Equity method investment	(6,772)	—
Total deferred tax liabilities	(34,904)	(44,765)
Net deferred tax (liability) asset	$(4,913)	$(8,934)
Included in:
Deferred income tax asset	$—	$—
Deferred income tax liability	(4,913)	(8,934)
Net deferred tax liability	$(4,913)	$(8,934)

As of February 3, 2024, the Company had a gross federal net operating loss of $464,232 (federal tax effected amount of $97,489) for federal income tax purposes that may be used to reduce future federal taxable income. The net operating losses for federal income tax purposes of $224,976 will expire between 2032 and 2038 for losses incurred in tax years beginning before January 1, 2018. Net operating losses of $239,257 incurred in tax years beginning after January 1, 2018 will have an indefinite carryforward period.

As of February 3, 2024, the Company had gross state net operating loss carryforward of $656,751 (tax effected net of federal benefit of $25,274) that may be used to reduce future state taxable income. The net operating loss carryforwards for state income tax purposes expire between 2028 and 2043.

As of February 3, 2024, the Company had total deferred tax assets including net operating loss carryforwards, reduced for uncertain tax positions, of $121,000, of which $95,720 and $25,280 were attributable to federal and domestic state and local jurisdictions, respectively.

The valuation allowance for deferred tax assets was $125,913 at February 3, 2024, decreasing $12,577 from the valuation allowance for deferred tax assets of $138,490 at January 28, 2023. During fiscal 2023, the Company maintained a full valuation allowance on all deferred tax assets that have a definite life as the Company does not believe it is more likely than not that such deferred tax assets will be recognized. Indefinite-lived net operating losses have been recognized to the extent the Company believes they can be utilized against indefinite-lived deferred tax liabilities. Adjustments to the valuation allowance are made when there is a change in management's assessment of the amount of deferred tax assets that are realizable.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, excluding interest and penalties, is as follows:

	Fiscal Year
(in thousands)	2023	2022
Beginning balance	$556	$556
Increases for tax positions in current year	—	—
Increases for tax positions in prior years	—	—
Decreases for tax positions in prior years	—	—
Ending balance	$556	$556

As of February 3, 2024 and January 28, 2023, the Company had unrecognized tax benefits in the amount of $556, which would not impact the Company's effective tax rate if recognized. The statute of limitations does not begin until the net operating losses are utilized. Therefore, the unrecognized tax benefit balance will remain the same until three years after the net operating losses are used to offset taxable income.

The Company includes accrued interest and penalties on underpayments of income taxes in its income tax provision. As of February 3, 2024 and January 28, 2023, the Company did not have any interest and penalties accrued on its Consolidated Balance Sheets and no related provision or benefit was recognized in each of the Company's Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended February 3, 2024 and January 28, 2023. Interest is computed on the difference between the tax position recognized net of any unrecognized tax benefits and the amount previously taken or expected to be taken in the Company's tax returns.

With limited exceptions, fiscal years January 30, 2021 through February 3, 2024 remain subject to examination. For years prior to 2021, adjustments can be made by the taxing authorities only to the extent of the net operating losses carried forward.

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

ROU assets and operating lease liabilities are recognized based upon the present value of the future lease payments over the lease term. As the Company's leases do not provide an implicit borrowing rate, the Company uses an estimated incremental borrowing rate based upon a combination of market-based factors, such as market quoted forward yield curves and company specific factors, such as the Company's credit rating, lease size and duration to calculate the present value. The Company does not have any finance leases. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants. The weighted-average remaining lease term and weighted-average discount rate for our operating leases are 6.3 years and 7.17% as of February 3, 2024 and 6.0 years and 6.4% as of January 28, 2023.

Total lease cost is included in SG&A expense in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss) and is recorded net of immaterial sublease income. Some leases have a non-cancelable lease term of less than one year and therefore, the Company has elected to exclude these short-term leases from the ROU asset and lease liabilities. Short term lease costs were immaterial for the fiscal years ended February 3, 2024 and January 28, 2023. The Company's lease cost is comprised of the following:

	Fiscal Year
(in thousands)	2023	2022
Operating lease cost	$18,482	$23,853
Variable operating lease cost	390	547
Total lease cost	$18,872	$24,400

The operating lease cost for the year ended February 3, 2024, included a benefit of $779 for the correction of an error recorded within SG&A expenses related to a lease modification that occurred during fiscal 2022 for a Vince retail store, leading to an overstatement of the ROU assets and an overstatement of the lease obligations in fiscal 2022.

The operating lease cost for fiscal 2022 included $4,090 of accelerated amortization and a $1,987 benefit from the release of operating lease liabilities associated with the wind down of the Rebecca Taylor business. See Note 2 "Recent Transactions" for additional information. Additionally, the operating lease cost for fiscal 2022 included a benefit of $532 for the correction of an error recorded within SG&A expenses related to various lease amendments signed during fiscal 2021 for certain Vince retail stores that were relocated during fiscal 2022, leading to an overstatement of the ROU assets and an overstatement of the lease obligations in fiscal 2021.

Supplemental cash flow and non-cash information related to leases is as follows:

	Fiscal Year
(in thousands)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$24,766	$28,203
Right-of-use assets obtained in exchange for operating lease liabilities	22,972	5,957

As of February 3, 2024, the future maturity of lease liabilities are as follows:

February 3,
(in thousands)	2024
Fiscal 2024	$22,006
Fiscal 2025	18,759
Fiscal 2026	14,863
Fiscal 2027	11,066
Fiscal 2028	10,167
Thereafter	29,285
Total lease payments	106,146
Less: Imputed interest	(21,638)
Total operating lease liabilities	$84,508

The operating lease payments do not include any renewal options as such leases are not reasonably certain of being renewed as of February 3, 2024 and do not include $2,211 legally binding minimum lease payments for leases signed but not yet commenced.

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

On September 12, 2022, the Company announced its decision to wind down the Rebecca Taylor business. On December 22, 2022, the Company's indirectly wholly owned subsidiary, Rebecca Taylor, Inc., completed the sale of its intellectual property and certain related ancillary assets to RT IPCO, LLC, an affiliate of Ramani Group. See Note 2 "Recent Transactions" for further details. Substantially all Rebecca Taylor inventory was liquidated as of January 28, 2023. Additionally, all Rebecca Taylor retail and outlet stores operated by the Company were closed as of January 28, 2023 and the e-commerce site operated by the Company ceased in December 2022.

On February 17, 2023, the Company's indirectly wholly owned subsidiary, Parker Lifestyle, LLC, completed the sale of its intellectual property and certain related ancillary assets to Parker IP Co. LLC, an affiliate of BCI Brands. See Note 2 "Recent Transactions" for additional information.

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

Summary information for the Company's reportable segments is presented below.

(in thousands)	Vince Wholesale	Vince Direct-to-consumer	Rebecca Taylor and Parker	Unallocated Corporate	Total
Fiscal Year 2023
Net Sales (1)	$149,603	$143,096	$191	$—	$292,890
Income (loss) before income taxes and equity in net income of equity method investment (2) (3)	43,416	5,774	2,443	(31,127)	20,506
Depreciation & Amortization	248	2,931	—	1,760	4,939
Capital Expenditures	127	1,191	—	142	1,460
Total Assets	51,489	87,648	—	86,012	225,149

Fiscal Year 2022
Net Sales (4)	$169,375	$149,770	$38,297	$—	$357,442
Income (loss) before income taxes and equity in net income of equity method investment (5) (6)	43,592	2,397	(21,255)	(60,043)	(35,309)
Depreciation & Amortization	689	2,976	2,763	1,906	8,334
Capital Expenditures	100	2,007	177	498	2,782
Total Assets	83,134	95,499	981	123,731	303,345

(1) Net sales for the Rebecca Taylor and Parker reportable segment for fiscal 2023 consisted of $191 through wholesale distribution channels of residual revenue contracted prior to the sale of the Rebecca Taylor tradename.

(2) The Rebecca Taylor and Parker reportable segment for fiscal 2023 includes a $765 gain associated with the sale of the Parker tradename, a net benefit of $1,750 from the wind down of the Rebecca Taylor business, and $150 of transaction related expenses associated with the sale of the Parker tradename. See Note 2 "Recent Transactions" for further information.

(3) Unallocated Corporate for fiscal 2023 includes the $32,043 gain associated with the Asset Sale and $5,030 of transaction related expenses associated with the Asset Sale. See Note 2 "Recent Transactions" for further information.

(4) Net sales for the Rebecca Taylor and Parker reportable segment for fiscal 2022 consisted of $18,508 through wholesale distribution channels and $19,789 through direct-to-consumer distribution channels.

(5) Vince Direct-to-consumer reportable segment for fiscal 2022 includes a non-cash impairment charge of $1,014 related to property and equipment. See Note 1 "Description of Business and Summary of Significant Accounting Policies – (J) Impairment of Long-lived Assets" for additional information.

(6) Rebecca Taylor and Parker reportable segment for fiscal 2022 includes a non-cash impairment charge of $2,566, of which $1,700 is related to the Rebecca Taylor tradename and $866 is related to property and equipment. See Note 1 "Description of Business and Summary of Significant Accounting Policies – (J) Impairment of Long-lived Assets and (K) Goodwill and Other Intangible Assets" for additional information. Fiscal 2022 also includes a $1,620 gain associated with the sale of the Rebecca Taylor tradename as well as charges associated with the wind down of the Rebecca Taylor business. See Note 2 "Recent Transactions" for additional information.

The Company is domiciled in the U.S. and as of February 3, 2024, had no significant international subsidiaries and therefore substantially all of the Company's sales originate in the U.S. As a result, net sales by destination are not provided. Additionally, substantially all long-lived assets, including property and equipment, are located in the U.S.

Note 14. Related Party Transactions

Operating Agreement

On May 25, 2023, Vince, LLC and ABG Vince entered into the Operating Agreement, which, among other things, provides for the management of the business and the affairs of ABG Vince, the allocation of profits and losses, the distribution of cash of ABG Vince among its members and the rights, obligations and interests of the members to each other and to Vince, LLC. See Note 2 "Recent Transactions" for further information. During fiscal 2023, the Company received $1,341 of cash distributions under the Operating Agreement.

License Agreement

On May 25, 2023, Vince, LLC and ABG Vince entered into the License Agreement, whereby Vince, LLC is required to pay ABG Vince a royalty on net sales of Licensed Products and committed to an annual guaranteed minimum royalty of $11,000. See Note 2 "Recent Transactions" for further information. During fiscal 2023, the Company paid $6,945 under the License Agreement related to fiscal 2023.

Third Lien Credit Agreement

On December 11, 2020, Vince, LLC entered into the $20,000 Third Lien Credit Facility pursuant to the Third Lien Credit Agreement, by and among Vince, LLC, as the borrower, SK Financial, as agent and lender, and other lenders from time-to-time party thereto. SK Financial is an affiliate of Sun Capital, whose affiliates own, as of February 3, 2024, approximately 68% of the Company's common stock. The Third Lien Credit Facility was reviewed and approved by the Special Committee of the Company's Board of Directors, consisting solely of directors not affiliated with Sun Capital, which committee was represented by independent legal advisors.

See Note 5 "Long-Term Debt and Financing Arrangements" for additional information.

Tax Receivable Agreement

VHC entered into a Tax Receivable Agreement with the Pre-IPO Stockholders on November 27, 2013, which expired in November of 2023 with no outstanding obligations due from the Company. The Company and its former subsidiaries generated certain tax benefits (including net operating losses and tax credits) prior to the Restructuring Transactions consummated in connection with the Company's IPO and will generate certain section 197 intangible deductions (the "Pre-IPO Tax Benefits"), which would reduce the actual liability for taxes that the Company might otherwise be required to pay. The Tax Receivable Agreement provided for payments to the Pre-IPO Stockholders in an amount equal to 85% of the aggregate reduction in taxes payable realized by the Company and its subsidiaries from the utilization of the Pre-IPO Tax Benefits. The Tax Receivable Agreement terminated per its terms on February 3, 2024. As of February 3, 2024, the Company's total obligation under the Tax Receivable Agreement was $0.

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

The initial term of the agreement expired on November 27, 2023, the tenth anniversary of the Company's IPO, and the agreement currently is automatically extended on a year-to-year basis. Under the consulting agreement, the Company has no obligation to pay Sun Capital Management or any of its affiliates any consulting fees other than those which are approved by a majority of the Company's directors that are not affiliated with Sun Capital. To the extent such fees are approved in the future, the Company will be obligated to pay such fees in addition to reimbursing Sun Capital Management or any of its affiliates that provide the Company services under the consulting agreement for all reasonable out-of-pocket fees and expenses incurred by such party in connection with the provision of consulting services under the consulting agreement and any related matters. Reimbursement of such expenses shall not be conditioned upon the approval of a majority of the Company's directors that are not affiliated with Sun Capital Management and shall be payable in addition to any fees that such directors may approve.

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

During fiscal 2023 and fiscal 2022, the Company incurred expenses of $10 and $12, respectively, under the Sun Capital Consulting Agreement.

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

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Beginning of Period	Expense Charges, net of Reversals		Deductions and Write-offs	End of Period
Sales Allowances
Fiscal 2023	$(8,106)	$(48,854)		$51,750	$(5,210)
Fiscal 2022	(6,557)	$(57,276)		$55,727	$(8,106)
Allowance for Doubtful Accounts
Fiscal 2023	(759)	(104)		486	(377)
Fiscal 2022	(379)	(424)		44	(759)
Valuation Allowances on Deferred Income Taxes
Fiscal 2023	(138,490)	12,577	*	—	(125,913)
Fiscal 2022	(126,640)	(11,850)		—	(138,490)

*Includes reversal of valuation allowance associated with realization of NOLs related to the tax gain recognized for the Authentic Transaction. See Note 2 "Recent Transactions" to the Consolidated Financial Statements in this Annual Report for additional information on the Authentic Transaction.