Form 10-Q
period 2024-05-04
VINCE HOLDING CORP.
filed 2024-06-18
CIK 1579157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 4, 2024

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

As of May 31, 2024, the registrant had 12,539,580 shares of common stock, $0.01 par value per share, outstanding.

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

On May 3, 2024, Vince, LLC completed a nominal sale (the "Transaction") for $1.00 (one dollar) of all outstanding shares of Rebecca Taylor, Inc., which held the Rebecca Taylor business prior to the wind-down (defined below), to Nova Acquisitions, LLC. Nova Acquisitions, LLC is wholly owned by James Carroll, who served as the sole director and officer of Rebecca Taylor, Inc. at the time of the Transaction, pursuant to a service agreement between Mr. Carroll and Rebecca Taylor, Inc. that was previously entered into in September 2022 in connection with the wind-down. Following the completion of the Transaction, there exists no relationship or arrangement whatsoever between Mr. Carroll and the Company or any of its affiliates. The Transaction was completed pursuant to a Stock Purchase Agreement (the “SPA”), dated May 3, 2024, entered into between Vince, LLC and Nova Acquisitions, LLC.

For purposes of this Quarterly Report, the "Company," "we," and "our," refer to Vince Holding Corp. and our wholly owned subsidiaries, including Vince Intermediate Holding, LLC ("Vince Intermediate") and Vince, LLC. References to "Vince," "Rebecca Taylor" or "Parker" refer only to the referenced brands.

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, and any statements incorporated by reference herein, contain forward-looking statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements are indicated by words or phrases such as "may," "will," "should," "believe," "expect," "seek," "anticipate," "intend," "estimate," "plan," "target," "project," "forecast," "envision" and other similar phrases. Although we believe the assumptions and expectations reflected in these forward-looking statements are reasonable, these assumptions and expectations may not prove to be correct and we may not achieve the results or benefits anticipated. These forward-looking statements are not guarantees of actual results, and our actual results may differ materially from those suggested in the forward-looking statements. These forward-looking statements involve a number of risks and uncertainties, some of which are beyond our control, including, without limitation: our ability to maintain the license agreement with ABG Vince; ABG Vince's expansion of the Vince brand into other categories and territories; ABG Vince's approval rights and other actions; our ability to maintain adequate cash flow from operations or availability under our revolving credit facility to meet our liquidity needs; our ability to realize the benefits of our strategic initiatives; our ability to execute and realize the enhanced profitability expectations of our transformation program; our ability to improve our profitability; the execution and management of our direct-to-consumer business growth plans; our ability to make lease payments when due; our ability to maintain our larger wholesale partners; our ability to remediate the identified material weakness in our internal control over financial reporting; our ability to comply with domestic and international laws, regulations and orders; our ability to anticipate and/or react to changes in customer demand and attract new customers, including in connection with making inventory commitments; our ability to remain competitive in the areas of merchandise quality, price, breadth of selection and customer service; our ability to attract and retain key personnel; seasonal and quarterly variations in our revenue and income; general economic conditions; further impairment of our goodwill; our ability to mitigate system security risk issues, such as cyber or malware attacks, as well as other major system failures; our ability to optimize our systems, processes and functions; our ability to comply with privacy-related obligations; our ability to ensure the proper operation of the distribution facilities by third-party logistics providers; fluctuations in the price, availability and quality of raw materials; commodity, raw material and other cost increases; the extent of our foreign sourcing; our reliance on independent manufacturers; other tax matters; and other factors as set forth from time to time in our Securities and Exchange Commission filings, including those described in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 2, 2024 (the "2023 Annual Report on Form 10-K") under the heading "Part I, Item 1A—Risk Factors." We intend these forward-looking statements to speak only as of the date of this Quarterly Report on Form 10-Q and do not undertake to update or revise them as more information becomes available, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data, unaudited)

	May 4,	February 3,
	2024	2024
Assets
Current assets:
Cash and cash equivalents	$739	$357
Trade receivables, net of allowance for doubtful accounts of $318 and $377 at May 4, 2024 and February 3, 2024, respectively	22,248	20,671
Inventories, net	56,674	58,777
Prepaid expenses and other current assets[1]	6,949	4,997
Total current assets	86,610	84,802
Property and equipment, net	6,869	6,972
Operating lease right-of-use assets, net	70,377	73,003
Goodwill	31,973	31,973
Equity method investment	25,075	26,147
Other assets	2,175	2,252
Total assets	$223,079	$225,149

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$22,478	$31,678
Accrued salaries and employee benefits	4,195	3,967
Other accrued expenses[2]	9,487	8,980
Short-term lease liabilities	15,823	16,803
Total current liabilities	51,983	61,428
Long-term debt[3]	50,102	43,950
Long-term lease liabilities	65,771	67,705
Deferred income tax liability	3,567	4,913

Commitments and contingencies (Note 10)

Stockholders' equity:
Common stock at $0.01 par value (100,000,000 shares authorized, 12,509,915 and 12,506,556 shares issued and outstanding at May 4, 2024 and February 3, 2024, respectively)	125	125
Additional paid-in capital	1,144,740	1,144,740
Accumulated deficit	(1,093,254)	(1,097,634)
Accumulated other comprehensive income (loss)	45	(78)
Total stockholders' equity	51,656	47,153
Total liabilities and stockholders' equity	$223,079	$225,149

1 Includes prepaid royalty expense of $1,712 as of May 4, 2024, which is with a related party.

2 Includes accrued royalty expense of $361 as of February 3, 2024, which is with a related party.

3 Includes Third Lien Credit Facility, which is with a related party, of $31,113 and $29,982 as of May 4, 2024 and February 3, 2024, respectively.

See notes to unaudited condensed consolidated financial statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except share and per share data, unaudited)

	Three Months Ended
	May 4,	April 29,
	2024	2023
Net sales	$59,171	$64,056
Cost of products sold[4]	29,258	34,464
Gross profit	29,913	29,592
Gain on sale of intangible assets	—	(765)
Gain on sale of subsidiary	(7,634)	—
Selling, general and administrative expenses	31,943	32,733
Income (loss) from operations	5,604	(2,376)
Interest expense, net[5]	1,646	3,290
Income (loss) before income taxes and equity in net loss of equity method investment	3,958	(5,666)
Benefit for income taxes	(887)	(5,285)
Income (loss) before equity in net loss of equity method investment	4,845	(381)
Equity in net loss of equity method investment	(465)	—
Net income (loss)	$4,380	$(381)
Other comprehensive income (loss):
Foreign currency translation adjustments	123	(2)
Comprehensive income (loss)	$4,503	$(383)

Earnings (loss) per share:
Basic earnings (loss) per share	$0.35	$(0.03)
Diluted earnings (loss) per share	$0.35	$(0.03)
Weighted average shares outstanding:
Basic	12,507,561	12,342,355
Diluted	12,611,901	12,342,355

4 Includes royalty expense of $2,688 for the three months ended May 4, 2024, which is with a related party.

5 Includes capitalized PIK interest with the Third Lien Credit Facility of $1,131 and $913 for the three months ended May 4, 2024 and April 29, 2023, respectively, which is with a related party.

See notes to unaudited condensed consolidated financial statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity

(in thousands, except share amounts, unaudited)

	Common Stock
	Number of Shares Outstanding	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of February 3, 2024	12,506,556	$125	$1,144,740	$(1,097,634)	$(78)	$47,153
Comprehensive income:
Net income	—	—	—	4,380	—	4,380
Foreign currency translation adjustment	—	—	—	—	123	123
Share-based compensation expense	—	—	(5)	—	—	(5)
Restricted stock unit vestings	1,486	—	—	—	—	—
Tax withholdings related to restricted stock vesting	(611)	—	(2)	—	—	(2)
Issuance of common stock related to Employee Stock Purchase Plan ("ESPP")	2,484	—	7	—	—	7
Balance as of May 4, 2024	12,509,915	$125	$1,144,740	$(1,093,254)	$45	$51,656

See notes to unaudited condensed consolidated financial statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity

(in thousands, except share amounts, unaudited)

	Common Stock
	Number of Shares Outstanding	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of January 28, 2023	12,335,405	$123	$1,143,295	$(1,123,080)	$(81)	$20,257
Comprehensive loss:
Net loss	—	—	—	(381)	—	(381)
Foreign currency translation adjustment	—	—	—	—	(2)	(2)
Share-based compensation expense	—	—	420	—	—	420
Restricted stock unit vestings	34,983	1	—	—	—	1
Tax withholdings related to restricted stock vesting	(1,148)	—	(8)	—	—	(8)
Issuance of common stock related to ESPP	1,885	—	14	—	—	14
Balance as of April 29, 2023	12,371,125	$124	$1,143,721	$(1,123,461)	$(83)	$20,301

See notes to unaudited condensed consolidated financial statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands, unaudited)

	Three Months Ended
	May 4, 2024	April 29, 2023
Operating activities
Net income (loss)	$4,380	$(381)
Add (deduct) items not affecting operating cash flows:
Depreciation and amortization	1,013	1,366
Allowance for doubtful accounts	(51)	126
Gain on sale of intangible assets	—	(765)
Gain on sale of subsidiary	(7,634)	—
Loss on disposal of property and equipment	10	—
Amortization of deferred financing costs	79	519
Deferred income taxes	(1,346)	(5,285)
Share-based compensation expense	(5)	420
Capitalized PIK Interest due to loan with related party	1,131	913
Equity in net loss of equity method investment, net of distributions	1,072	—
Changes in assets and liabilities:
Receivables, net	(1,527)	3,235
Inventories	2,100	9,974
Prepaid expenses and other current assets	(1,952)	(683)
Accounts payable and accrued expenses	(871)	(1,723)
Other assets and liabilities	(277)	(2,438)
Net cash (used in) provided by operating activities	(3,878)	5,278
Investing activities
Payments for capital expenditures	(740)	(115)
Proceeds from sale of intangible assets	—	1,025
Net cash (used in) provided by investing activities	(740)	910
Financing activities
Proceeds from borrowings under the Revolving Credit Facilities	46,400	63,827
Repayment of borrowings under the Revolving Credit Facilities	(41,400)	(68,841)
Repayment of borrowings under the Term Loan Facilities	—	(1,713)
Tax withholdings related to restricted stock vesting	(2)	(8)
Proceeds from stock option exercises, restricted stock vesting, and issuance of common stock under employee stock purchase plan	7	15
Financing fees	(2)	(125)
Net cash provided by (used in) financing activities	5,003	(6,845)
Increase in cash, cash equivalents, and restricted cash	385	(657)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(4)	—
Cash, cash equivalents, and restricted cash, beginning of period	1,219	1,116
Cash, cash equivalents, and restricted cash, end of period	1,600	459
Less: restricted cash at end of period	861	37
Cash and cash equivalents per balance sheet at end of period	$739	$422

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	397	$877
Cash payments for income taxes, net of refunds	11	6
Supplemental Disclosures of Non-Cash Investing and Financing Activities
Capital expenditures in accounts payable and accrued liabilities	261	104
Deferred financing fees in accrued liabilities	6	925

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

On May 3, 2024, Vince, LLC completed the sale of all outstanding shares of Rebecca Taylor, Inc., which held the Rebecca Taylor business prior to the wind-down, to Nova Acquisitions, LLC. See Note 2 "Recent Transactions" for further information.

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

(B) Basis of Presentation: The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP") and the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. Therefore, these financial statements should be read in conjunction with VHC's audited financial statements for the fiscal year ended February 3, 2024, as set forth in the 2023 Annual Report on Form 10-K.

The condensed consolidated financial statements include the Company's accounts and the accounts of the Company's wholly-owned subsidiaries as of May 4, 2024. All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) and disclosures necessary for a fair statement. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or the fiscal year as a whole.

(C) Use of Estimates: The preparation of financial statements in conformity with GAAP requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements which affect revenues and expenses during the period reported. Estimates are adjusted when necessary to reflect actual experience. Significant estimates and assumptions may affect many items in the financial statements. Actual results could differ from estimates and assumptions in amounts that may be material to the condensed consolidated financial statements.

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

Revenue associated with gift cards is recognized upon redemption and unredeemed balances are considered a contract liability and recorded within other accrued expenses, which are subject to escheatment within the jurisdictions in which the Company operates. As of May 4, 2024 and February 3, 2024, the contract liability was $1,448 and $1,628, respectively. For the three months ended May 4, 2024, the Company recognized $113 of revenue that was previously included in the contract liability as of February 3, 2024. In addition, the contract liability as of February 3, 2024 included approximately $78 that was related to Rebecca Taylor and was subsequently recognized as part of the gain on sale of subsidiaries (see Note 2 "Recent Transactions" for further information).

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

In December 2023, the FASB issued ASU 2023-09: Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires expanded disclosure within the rate reconciliation as well as disaggregation of annual taxes paid. This amendment is effective for annual periods beginning after December 15, 2024, and is applied prospectively. Early adoption is permitted. The Company is currently evaluating the impact that this new guidance may have on its financial statement disclosures.

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

Note 2. Recent Transactions

Wind Down and Sale of Rebecca Taylor Business

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

On May 3, 2024, Vince, LLC completed the sale of all outstanding shares of Rebecca Taylor, Inc., which held the Rebecca Taylor business prior to the wind-down, to Nova Acquisitions, LLC. Nova Acquisitions, LLC is wholly owned by James Carroll, who served as the sole director and officer of Rebecca Taylor, Inc. at the time of the Transaction, pursuant to a service agreement between Mr. Carroll and Rebecca Taylor, Inc. that was previously entered into in September 2022 in connection with the wind-down. While serving as the sole director and officer of Rebecca Taylor, Inc., Mr. Carroll did not serve as an agent to the Company and was not a related party to the Company. Following the completion of the Transaction, there exists no relationship or arrangement whatsoever between Mr. Carroll and the Company or any of its affiliates. The Transaction was completed pursuant to the SPA, dated May 3, 2024, entered into between the Seller and Nova Acquisitions, LLC. The SPA contains customary representations, warranties and covenants for a transaction of this nature, but does not include any indemnification provisions for the benefit of either party. Following the completion of the Transaction, there is no ongoing involvement between the Company and Rebecca Taylor, Inc. As Rebecca Taylor Inc. was in a net liability position, as a result of the Transaction, the Company recognized a gain on sale of subsidiary of $7,634, which is presented in the Consolidated Statements of Operations and Comprehensive Income (Loss).

There were no Rebecca Taylor wind down related charges (benefits) for the three months ended May 4, 2024. For the three months ended April 29, 2023, the Company reported wind down related benefits of $624, primarily related to the release of operating lease liabilities as a result of lease terminations.

Sale of Parker Intellectual Property

On February 17, 2023, the Company's indirectly wholly owned subsidiary, Parker Lifestyle, LLC, completed the sale of its intellectual property and certain related ancillary assets to Parker IP Co. LLC, an affiliate of BCI Brands, for $1,025. The Company recognized a gain of $765 on the sale, which was recorded within Gain on sale of intangible assets in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended April 29, 2023. Net cash proceeds from the sale were used to repay $838 of borrowings under the Term Loan Credit Facility (as defined in Note 5 "Long-Term Debt and Financing Arrangements").

Sale of Vince Intellectual Property

On April 21, 2023 the Company entered into the Asset Purchase Agreement (defined below), pursuant to which Vince, LLC agreed to sell and transfer to ABG-Vince LLC (f/k/a ABG-Viking, LLC) ("ABG Vince"), an indirect subsidiary of Authentic, all intellectual property assets related to the business operated under the Vince brand in exchange for total consideration of $76,500 in cash and a 25% membership interest in ABG Vince (the "Asset Sale"). The Asset Sale was consummated in accordance with the terms of the Asset Purchase Agreement on May 25, 2023 (the "Closing Date"). Through the agreement, Authentic owns the majority stake of 75% membership interest in ABG Vince.

Upon the closing of the Asset Sale, the Company derecognized the intellectual property assets at their carrying amount of $69,957. In exchange for the Company's sale of its intellectual property assets, which included the Vince tradename and Vince customer relationships, to ABG Vince, Authentic paid $76,500 in cash and a 25% interest in ABG Vince valued at $25,500. As a result, the Company recognized a gain of $32,043, which was recorded within Gain on sale of intangible assets in the Consolidated Statements of Operations and Comprehensive Income (Loss) during fiscal 2023. Additionally, during fiscal 2023, the Company incurred total transaction related costs of approximately $5,555. Of these transaction costs, approximately $525 was incurred to acquire the investment in ABG Vince. As such, these costs were included in the initial measurement of the investment and recorded as part of the equity method investment on the Consolidated Balance Sheets. The remaining transaction related costs were included in selling, general and administrative ("SG&A") expense in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss) in fiscal 2023. The Company utilized the net proceeds received to prepay in full the Term Loan Credit Facility and to repay a portion of the outstanding borrowings under the 2018 Revolving Credit Facility (as defined in Note 5 "Long-Term Debt and Financing Arrangements"). See Note 5 "Long-Term Debt and Financing Arrangements" for further information.

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

The Company accounts for its 25% interest in ABG Vince under the equity method. In applying the equity method, the Company recorded the initial investment at cost and subsequently increases or decreases the carrying amount of the investment by the Company's proportionate share of net income or loss. Distributions received from ABG Vince are recognized as a reduction of the carrying amount of the investment. The Company's proportionate share of ABG Vince's net income or loss is recorded within Equity in net income (loss) of equity method investment on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The carrying value for the Company's investment in ABG Vince is recorded within Equity method investment on the Condensed Consolidated Balance Sheets. The Company records its share of net income or loss using a one-month lag. This convention does not materially impact the Company's results.

The Company reviews its investment in ABG Vince for impairment when events or changes in circumstances indicate that an other-than-temporary decline in value may have occurred. If the carrying value of the investment exceeds its fair value and the loss in value is other than temporary, the investment is considered impaired and reduced to fair value, and the impairment is recognized in the period identified. Factors providing evidence of such a loss include changes in ABG Vince's operations or financial condition, significant continuing losses, and significant negative economic conditions, among others. During the three months ended May 4, 2024, there was no impairment of the investment in ABG Vince.

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

Royalty expense is included within Cost of product sold on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Note 3. Goodwill and Intangible Assets

Net goodwill balances and changes therein by segment were as follows:

(in thousands)	Vince Wholesale	Vince Direct-to-consumer	Rebecca Taylor and Parker	Total Net Goodwill
Balance as of February 3, 2024	$31,973	$—	$—	$31,973
Balance as of May 4, 2024	$31,973	$—	$—	$31,973

The total carrying amount of goodwill is net of accumulated impairments of $78,715.

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

Amortization of identifiable intangible assets was $0 and $149 for the three months ended May 4, 2024 and April 29, 2023, respectively.

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

The Company did not have any non-financial assets or non-financial liabilities recognized at fair value on a recurring basis at May 4, 2024 or February 3, 2024. At May 4, 2024 and February 3, 2024, the Company believes that the carrying values of cash and cash equivalents, receivables, and accounts payable approximate fair value, due to the short-term maturity of these instruments. The Company's debt obligations with a carrying value of $50,340 and $44,209 as of May 4, 2024 and February 3, 2024, respectively, are at variable interest rates. Borrowings under the Company's 2023 Revolving Credit Facility are recorded at carrying value, which approximates fair value due to the frequent nature of such borrowings and repayments. The Company considers this as a Level 2 input. The carrying values of the Company's Third Lien Credit Facility as of May 4, 2024 and February 3, 2024 approximate fair value, due to the variable rates associated with this obligation. The Company considers this a Level 3 input.

The Company's non-financial assets, which primarily consist of goodwill, operating lease right-of-use ("ROU") assets, and property and equipment, are not required to be measured at fair value on a recurring basis and are reported at their carrying values.

However, on a periodic basis whenever events or changes in circumstances indicate that their carrying value may not be fully recoverable (and at least annually for goodwill and indefinite-lived intangible assets), non-financial assets are assessed for impairment and, if applicable, written down to (and recorded at) fair value. During the three months ended May 4, 2024, there was no impairment of non-financial assets.

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

Note 5. Long-Term Debt and Financing Arrangements

Debt obligations consisted of the following:

	May 4,	February 3,
(in thousands)	2024	2023
Long-term debt:
Term Loan Facilities	$—	$—
Revolving Credit Facilities	19,227	14,227
Third Lien Credit Facility	31,113	29,982
Total debt principal	50,340	44,209
Less: current portion of long-term debt	—	—
Less: deferred financing costs	238	259
Total long-term debt	$50,102	$43,950

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

The Company incurred a total of $8 and $1,150 of financing costs during the quarter ended May 4, 2024 and the fiscal year 2023, respectively. In accordance with ASC Topic 470, "Debt", these financing costs were recorded as deferred debt issuance costs (which is presented within Other assets on the Condensed Consolidated Balance Sheets) and are amortized over the term of the 2023 Revolving Credit Facility.

As of May 4, 2024, the Company was in compliance with applicable covenants. As of May 4, 2024, $25,909 was available under the 2023 Revolving Credit Facility, net of the Loan Cap, and there were $19,227 of borrowings outstanding and $5,560 of letters of credit outstanding under the 2023 Revolving Credit Facility. The weighted average interest rate for borrowings outstanding under the 2023 Revolving Credit Facility as of May 4, 2024 was 8.2%.

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

On June 23, 2023, all outstanding amounts under the 2018 Revolving Credit Facility were repaid in full and the 2018 Revolving Credit Facility was terminated pursuant to the terms thereof as a result of all parties completing their obligations under the 2018 Revolving Credit Facility. The Company recorded expense of $828 during fiscal 2023, related to the write-off of the remaining deferred financing costs. Certain letters of credit remain in place with Citizens which were secured with restricted cash, totaling $262 as of May 4, 2024. Restricted cash is included in Prepaid Expenses and other current assets in the Condensed Consolidated Balance Sheets.

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

SK Financial is an affiliate of Sun Capital Partners, Inc. ("Sun Capital"), whose affiliates own, as of May 4, 2024, approximately 68% of the Company's common stock. The Third Lien Credit Facility was reviewed and approved by the Special Committee of the Company's Board of Directors, consisting solely of directors not affiliated with Sun Capital, which committee was represented by independent legal advisors.

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

Note 6. Inventory

Inventories consisted of finished goods. As of May 4, 2024 and February 3, 2024, finished goods, net of reserves were $56,674 and $58,777, respectively.

Note 7. Share-Based Compensation

Employee Stock Plans

Vince 2013 Incentive Plan

In connection with the IPO, the Company adopted the Vince 2013 Incentive Plan, which provides for grants of stock options, stock appreciation rights, restricted stock, and other stock-based awards. In May 2018, the Company filed a Registration Statement on Form S-8 to register an additional 660,000 shares of common stock available for issuance under the Vince 2013 Incentive Plan. Additionally, in September 2020, the Company filed a Registration Statement on Form S-8 to register an additional 1,000,000 shares of common stock available for issuance under the Vince 2013 Incentive Plan. The aggregate number of shares of common stock which may be issued or used for reference purposes under the Vince 2013 Incentive Plan or with respect to which awards may be granted may not exceed 2,000,000 shares. The shares available for issuance under the Vince 2013 Incentive Plan may be, in whole or in part, either authorized and unissued shares of the Company's common stock or shares of common stock held in or acquired for the Company's treasury. In general, if awards under the Vince 2013 Incentive Plan are canceled for any reason, or expire or terminate unexercised, the shares covered by such award may again be available for the grant of awards under the Vince 2013 Incentive Plan. As of May 4, 2024, there were 861,091 shares under the Vince 2013 Incentive Plan available for future grants. Options granted pursuant to the Vince 2013 Incentive Plan typically vest in equal installments over four years, subject to the employees' continued employment and expire on the earlier of the tenth anniversary of the grant date or upon termination as outlined in the Vince 2013 Incentive Plan. Restricted stock units ("RSUs") granted vest in equal installments over a three-year period or vest in equal installments over four years, subject to the employees' continued employment. In November 2023, the Vince 2013 Incentive Plan was amended to, among other things, extend the plan expiration date to November 2033.

Employee Stock Purchase Plan

The Company maintains an employee stock purchase plan ("ESPP") for its employees. Under the ESPP, all eligible employees may contribute up to 10% of their base compensation, up to a maximum contribution of $10 per year. The purchase price of the stock is 90% of the fair market value, with purchases executed on a quarterly basis. The plan is defined as compensatory, and accordingly, a charge for compensation expense is recorded to SG&A expense for the difference between the fair market value and the discounted purchase price of the Company's common stock. During the three months ended May 4, 2024, 2,484 shares of common stock were issued under the ESPP. During the three months ended April 29, 2023, 1,885 shares of common stock were issued under the ESPP. As of May 4, 2024, there were 41,186 shares available for future issuance under the ESPP.

Stock Options

There were no stock options outstanding, vested or exercisable as of May 4, 2024 and February 3, 2024, respectively. During the three months ended May 4, 2024, there were no grants, expirations or forfeitures, or exercises of stock options.

Restricted Stock Units

A summary of restricted stock unit activity for the three months ended May 4, 2024 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested restricted stock units at February 3, 2024	474,103	$7.07
Granted	—	$—
Vested	(375)	$8.25
Forfeited	(55,961)	$9.43
Non-vested restricted stock units at May 4, 2024	417,767	$6.76

Share-Based Compensation Expense

The Company recognized share-based compensation expense of $(5) and $420, including expense of $74 and $54 related to non-employees, during the three months ended May 4, 2024 and April 29, 2023, respectively.

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

On June 30, 2023, the Company entered into a Sales Agreement with Virtu Americas LLC ("Virtu"), as sales agent and/or principal (the "Virtu At-the-Market Offering") under which, the Company may sell from time to time through Virtu shares of the Company's common stock, par value $0.01 per share, having an offering price of up to $7,825. Any shares will be issued pursuant to the Company's Registration Statement. During the three months ended May 4, 2024, the Company did not make any offerings or sales of shares of common stock under the Virtu At-the-Market Offering. At May 4, 2024, $7,825 was available under the Virtu At-the-Market Offering.

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

The following is a reconciliation of weighted average basic shares to weighted average diluted shares outstanding:

	Three Months Ended
	May 4,	April 29,
	2024	2023
Weighted-average shares—basic	12,507,561	12,342,355
Effect of dilutive equity securities	104,340	—
Weighted-average shares—diluted	12,611,901	12,342,355

For the three months ended May 4, 2024, 233,125 weighted average shares of share-based compensation were excluded from the computation of weighted average shares for diluted earnings per share, as their effect would have been anti-dilutive.

Because the Company incurred a net loss for the three months ended April 29, 2023, weighted-average basic shares and weighted-average diluted shares outstanding are equal for this period.

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

The benefit for income taxes of $887 for the three months ended May 4, 2024 was primarily driven by $1,681 of discrete tax benefit primarily recognized from the reversal of a portion of the non-cash deferred tax liability related to the Company's equity method investment, which a portion can now be used as a source of income to support the realization of certain deferred tax assets related to the Company's net operating losses. This was partially offset by tax expense of $794 due to the impact of applying the Company’s estimated effective tax rate for the fiscal year to the three-month pre-tax loss excluding discrete items.

The benefit for income taxes of $5,285 for the three months ended April 29, 2023 is due to a $6,127 discrete tax impact from the change in classification of the Company's Vince tradename indefinite-lived intangibles to Assets Held for Sale, partially offset by $842 of tax expense from applying the Company's estimated effective tax rate for the fiscal year to the three-months pre-tax loss excluding discrete items. The change in classification of the Company's Vince tradename indefinite-lived intangibles resulted in a reversal of the non-cash deferred tax liability previously created by the amortization of indefinite-lived tradename intangible asset recognized for tax but not for book purposes as this non-cash deferred tax liability can now be used as a source to support the realization of certain deferred tax assets related to the Company's net operating losses.

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

Total lease cost is included in SG&A expense in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and is recorded net of immaterial sublease income. Some leases have a non-cancelable lease term of less than one year and therefore, the Company has elected to exclude these short-term leases from its ROU asset and lease liabilities. Short term lease costs were immaterial for the three months ended May 4, 2024 and April 29, 2023. The Company's lease cost is comprised of the following:

	Three Months Ended
	May 4,	April 29,
(in thousands)	2024	2023
Operating lease cost	$5,472	$3,797
Variable operating lease cost	98	28
Total lease cost	$5,570	$3,825

The operating lease cost for the three months ended April 29, 2023, included a benefit of $779 for the correction of an error recorded within SG&A expenses related to a lease modification that occurred during fiscal 2022 for a Vince retail store, leading to an overstatement of the ROU assets and an overstatement of the lease obligations in fiscal 2022.

As of May 4, 2024, the future maturities of lease liabilities were as follows:

May 4,
(in thousands)	2024
Fiscal 2024	15,985
Fiscal 2025	19,005
Fiscal 2026	15,274
Fiscal 2027	11,490
Fiscal 2028	10,603
Thereafter	29,769
Total lease payments	102,126
Less: Imputed interest	(20,532)
Total operating lease liabilities	$81,594

The operating lease payments do not include any renewal options as such leases are not reasonably certain of being renewed as of May 4, 2024, and do not include $2,274 of legally binding minimum lease payments for leases signed but not yet commenced.

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

On May 3, 2024, Vince, LLC completed the sale of all outstanding shares of Rebecca Taylor, Inc., which held the Rebecca Taylor business prior to the wind-down, to Nova Acquisitions, LLC. See Note 2 "Recent Transactions" for further information.

On February 17, 2023, the Company's indirectly wholly owned subsidiary, Parker Lifestyle, LLC, completed the sale of its intellectual property and certain related ancillary assets to Parker IP Co. LLC, an affiliate of BCI Brands.

The accounting policies of the Company's reportable segments are consistent with those described in Note 1 to the audited consolidated financial statements of VHC for the fiscal year ended February 3, 2024 included in the 2023 Annual Report on Form 10-K. Unallocated corporate expenses are related to the Vince brand and are comprised of SG&A expenses attributable to corporate and administrative activities (such as marketing, design, finance, information technology, legal and human resource departments), and other charges that are not directly attributable to the Company's Vince Wholesale and Vince Direct-to-consumer reportable segments. Unallocated corporate assets are related to the Vince brand and are comprised of the carrying values of the Company's goodwill, equity method investment and other assets that will be utilized to generate revenue for the Company's Vince Wholesale and Vince Direct-to-consumer reportable segments.

Summary information for the Company's reportable segments is presented below.

(in thousands)	Vince Wholesale	Vince Direct-to-consumer	Rebecca Taylor and Parker	Unallocated Corporate	Total
Three Months Ended May 4, 2024
Net Sales	$30,257	$28,914	$—	$—	$59,171
Income (loss) before income taxes and equity in net loss of equity method investment (1)	10,184	(64)	7,633	(13,795)	3,958

Three Months Ended April 29, 2023
Net Sales (2)	$32,467	$31,508	$81	$—	$64,056
Income (loss) before income taxes and equity in net loss of equity method investment (3)(4)	8,571	1,101	1,192	(16,530)	(5,666)

(in thousands)	Vince Wholesale	Vince Direct-to-consumer	Rebecca Taylor and Parker	Unallocated Corporate	Total
May 4, 2024
Total Assets	$51,768	$86,559	$—	$84,752	$223,079

February 3, 2024
Total Assets	$51,489	$87,648	$—	$86,012	$225,149

________

(1) Income (loss) before income taxes and equity in net loss of equity method investment for the Rebecca Taylor and Parker reportable segment for the three months ended May 4, 2024 primarily consists of the gain recognized on the sale of Rebecca Taylor. See Note 2 "Recent Transactions" for further information.

(2) Net sales for the Rebecca Taylor and Parker reportable segment for the three months ended April 29, 2023 consisted of $81 through wholesale distribution channels of residual revenue contracted prior to the sale of the Rebecca Taylor tradename.

(3) Rebecca Taylor and Parker reportable segment includes a $765 gain associated with the sale of the Parker tradename, a net benefit of $624 from the wind down of the Rebecca Taylor business, primarily related to the release of operating lease liabilities as a result of lease terminations, and $150 of transaction related expenses associated with the sale of the Parker tradename. See Note 2 "Recent Transactions" for further information.

(4) Unallocated Corporate includes $2,741 of transaction related expenses associated with the Asset Sale. See Note 2 "Recent Transactions" for further information.

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

During the three months ended May 4, 2024, the Company received $607 of cash distributions under the Operating Agreement.

License Agreement

On May 25, 2023, Vince, LLC and ABG Vince entered into the License Agreement, whereby Vince, LLC is required to pay ABG Vince a royalty on net sales of Licensed Products and committed to an annual guaranteed minimum royalty of $11,000. See Note 2 "Recent Transactions" for further information.

During the three months ended May 4, 2024, the Company paid $4,761 under the License Agreement. At May 4, 2024, $1,712 was included within Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets.

Third Lien Credit Agreement

On December 11, 2020, Vince, LLC entered into the $20,000 Third Lien Credit Facility pursuant to the Third Lien Credit Agreement, by and among Vince, LLC, as the borrower, SK Financial, as agent and lender, and other lenders from time-to-time party thereto. SK Financial is an affiliate of Sun Capital, whose affiliates own, as of May 4, 2024, approximately 68% of the Company's common stock. The Third Lien Credit Facility was reviewed and approved by the Special Committee of the Company's Board of Directors, consisting solely of directors not affiliated with Sun Capital, which committee was represented by independent legal advisors.

See Note 5 "Long-Term Debt and Financing Arrangements" for additional information.

Tax Receivable Agreement

VHC entered into a Tax Receivable Agreement with the Pre-IPO Stockholders on November 27, 2013, which expired in November of 2023 with no outstanding obligations due from the Company. The Company and its former subsidiaries generated certain tax benefits (including net operating losses and tax credits) prior to the Restructuring Transactions consummated in connection with the Company's IPO and will generate certain section 197 intangible deductions (the "Pre-IPO Tax Benefits"), which would reduce the actual liability for taxes that the Company might otherwise be required to pay. The Tax Receivable Agreement provided for payments to the Pre-IPO Stockholders in an amount equal to 85% of the aggregate reduction in taxes payable realized by the Company and its subsidiaries from the utilization of the Pre-IPO Tax Benefits. The Tax Receivable Agreement terminated per its terms on February 3, 2024, and the Company has no obligations under this agreement.

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

During the three months ended May 4, 2024 and April 29, 2023, the Company incurred expenses of $9 and $3, respectively, under the Sun Capital Consulting Agreement.

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

This discussion contains forward-looking statements involving risks, uncertainties and assumptions that could cause our results to differ materially from expectations. For a discussion of the risks facing our business see "Item 1A—Risk Factors" of this Quarterly Report as well as in our 2023 Annual Report on Form 10-K.

Executive Overview

We are a global retail company that operates the Vince brand women's and men's ready to wear business. We serve our customers through a variety of channels that reinforces our brand image. Previously, we also owned and operated the Rebecca Taylor and Parker brands until the sale of the respective intellectual property was completed, as discussed below.

Vince, established in 2002, is a leading global luxury apparel and accessories brand best known for creating elevated yet understated pieces for every day effortless style. Vince operates 47 full-price retail stores, 15 outlet stores, the e-commerce site, vince.com, and the subscription service Vince Unfold, vinceunfold.com. Vince is also available through premium wholesale channels globally.

On April 21, 2023 the Company entered into a strategic partnership ("Authentic Transaction") with Authentic Brands Group, LLC ("Authentic"), a global brand development, marketing and entertainment platform, whereby the Company will contribute its intellectual property to a newly formed Authentic subsidiary ("ABG Vince") for cash consideration and a membership interest in ABG Vince. The Company closed the Asset Sale on May 25, 2023. On May 25, 2023, in connection with the Authentic Transaction, Vince, LLC, entered into a License Agreement (the "License Agreement") with ABG Vince, which provides Vince, LLC with an exclusive, long-term license to use the Licensed Property in the Territory to the Approved Accounts (each as defined in the License Agreement). See Note 2 "Recent Transactions" within the notes to the Condensed Consolidated Financial Statements in this Quarterly Report for further information.

Rebecca Taylor, founded in 1996 in New York City, was a contemporary womenswear line lauded for its signature prints, romantic detailing and vintage inspired aesthetic, reimagined for a modern era. On September 12, 2022, the Company announced its decision to wind down the Rebecca Taylor business. On December 22, 2022, the Company's indirectly wholly owned subsidiary, Rebecca Taylor, Inc., completed the sale of its intellectual property and certain related ancillary assets to RT IPCO, LLC, an affiliate of Ramani Group. On May 3, 2024, Vince, LLC completed the sale of all outstanding shares of Rebecca Taylor, Inc. to Nova Acquisitions, LLC. See Note 2 "Recent Transactions" within the notes to the Condensed Consolidated Financial Statements in this Quarterly Report for further information.

Parker, founded in 2008 in New York City, was a contemporary women's fashion brand that was trend focused. During the first half of fiscal 2020 the Company decided to pause the creation of new products to focus resources on the operations of the Vince and Rebecca Taylor brands. On February 17, 2023, the Company's indirectly wholly owned subsidiary, Parker Lifestyle, LLC, completed the sale of its intellectual property and certain related ancillary assets to Parker IP Co. LLC, an affiliate of BCI Brands. See Note 2 "Recent Transactions" within the notes to the Condensed Consolidated Financial Statements in this Quarterly Report for further information.

The Company has identified three reportable segments: Vince Wholesale, Vince Direct-to-consumer and Rebecca Taylor and Parker.

Transformation Program

The Company is implementing a transformation program focused on driving enhanced profitability through an improved gross margin profile and optimized expense structure, beginning in the current fiscal year. The transformation program is focused on improving the Company’s gross margin profile and driving cost efficiencies. The Company expects to achieve these goals primarily through streamlining manufacturing and production operations, reducing promotional activity and optimizing the breadth and depth of markdowns, and enhancing efficiencies within store operations, corporate overhead and third-party spend.

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

The following table presents, for the periods indicated, our operating results as a percentage of net sales, as well as earnings (loss) per share data:

	Three Months Ended
	May 4, 2024		April 29, 2023
		% of Net		% of Net
	Amount	Sales	Amount	Sales
(in thousands, except per share data and percentages)
Statements of Operations:
Net sales	$59,171	100.0%	$64,056	100.0%
Cost of products sold	29,258	49.4%	34,464	53.8%
Gross profit	29,913	50.6%	29,592	46.2%
Gain on sale of intangible assets	—	0.0%	(765)	(1.2)%
Gain on sale of subsidiary	(7,634)	(12.9)%	—	0.0%
Selling, general and administrative expenses	31,943	54.0%	32,733	51.1%
Income (loss) from operations	5,604	9.5%	(2,376)	(3.7)%
Interest expense, net	1,646	2.8%	3,290	5.1%
Income (loss) before income taxes and equity in net loss of equity method investment	3,958	6.7%	(5,666)	(8.8)%
Benefit for income taxes	(887)	(1.5)%	(5,285)	(8.2)%
Income (loss) before equity in net loss of equity method investment	4,845	8.2%	(381)	(0.6)%
Equity in net loss of equity method investment	(465)	(0.8)%	—	0.0%
Net income (loss)	$4,380	7.4%	$(381)	(0.6)%
Earnings (loss) per share:
Basic earnings (loss) per share	$0.35		$(0.03)
Diluted earnings (loss) per share	$0.35		$(0.03)

Three Months Ended May 4, 2024 Compared to Three Months Ended April 29, 2023

Net sales for the three months ended May 4, 2024 were $59,171, decreasing $4,885, or 7.6%, versus $64,056 for the three months ended April 29, 2023.

Gross profit increased 1.1% to $29,913 for the three months ended May 4, 2024 from $29,592 in the prior year first quarter. As a percentage of sales, gross margin was 50.6%, compared with 46.2% in the prior year first quarter. The total gross margin rate increase was primarily driven by the following factors:

•
The favorable impact from lower promotional activity in the Direct-to-consumer segment and lower discounting, which contributed approximately 770 basis points;
•
The favorable impact from lower product costing, freight costs, and higher pricing which contributed positively by approximately 240 basis points; partly offset by
•
The unfavorable impact from royalty expense associated with the License Agreement with ABG Vince contributed negatively by approximately 460 basis points; and
•
The unfavorable impact of adjustments to inventory reserves contributed negatively by approximately 100 basis points.

Gain on sale of intangible assets for the three months ended April 29, 2023 was $765 related to the sale of the Parker intellectual property and certain related ancillary assets. See Note 2 "Recent Transactions" to the Condensed Consolidated Financial Statements in this Quarterly Report for further information.

Gain on sale of subsidiary for the three months ended May 4, 2024 was $7,634 related to the sale of Rebecca Taylor. See Note 2 "Recent Transactions" to the Condensed Consolidated Financial Statements in this Quarterly Report for further information.

Selling, general and administrative ("SG&A") expenses for the three months ended May 4, 2024 were $31,943, decreasing $790, or 2.4%, versus $32,733 for the three months ended April 29, 2023. SG&A expenses as a percentage of sales were 54.0% and 51.1% for the three months ended May 4, 2024 and April 29, 2023, respectively. The change in SG&A expenses compared to the prior fiscal year period was primarily due to:

•
$2,741 decrease due to transaction-related expenses associated with the Asset Sale in the first quarter of fiscal 2023;
•
$314 of decreased third-party costs; and
•
$268 decrease in total SG&A expenses resulting from the wind down of the Rebecca Taylor brand; partly offset by
•
$1,952 increase in rent and occupancy primarily due to lease modifications effective in the first quarter of fiscal 2023; and
•
$585 of increased compensation and benefits, partly offset by lower equity-based compensation.

Interest expense, net decreased $1,644, or 50.0%, to $1,646 in the three months ended May 4, 2024 from $3,290 in the three months ended April 29, 2023, due to an overall reduction of debt primarily through the termination of the term loan credit facility in the second quarter of fiscal 2023 and lower levels of debt under the revolving credit facilities, partially offset by an increase in interest expense related to the Third Lien credit facility.

Provision (benefit) for income taxes for the three months ended May 4, 2024 was a benefit of $887, which was primarily driven by $1,681 of discrete tax benefit primarily recognized from the reversal of a portion of the non-cash deferred tax liability related to the Company's equity method investment, which a portion can now be used as a source of income to support the realization of certain deferred tax assets related to the Company's net operating losses. This was partially offset by tax expense of $794 due to the impact of applying the Company’s estimated effective tax rate for the fiscal year to the three-month pre-tax loss excluding discrete items.

The benefit for income taxes was $5,285 for the three months ended April 29, 2023 and primarily reflected the impact of a decrease in the Company’s estimated effective tax rate for the full fiscal year. The Company's estimated effective tax rate for the fiscal year was driven by the non-cash deferred tax expense created by the current period amortization of indefinite-lived goodwill and intangible assets for tax but not for book purposes. See Note 11 "Income Taxes" to the Condensed Consolidated Financial Statements in this Quarterly Report for further information.

Equity in net loss of equity method investment for the three months ended May 4, 2024 was a loss of $465 related to the Company's 25% membership interest in ABG Vince.

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

On May 3, 2024, Vince, LLC completed the sale of all outstanding shares of Rebecca Taylor, Inc., which held the Rebecca Taylor business prior to the wind-down, to Nova Acquisitions, LLC.

On February 17, 2023, the Company's indirectly wholly owned subsidiary, Parker Lifestyle, LLC, completed the sale of its intellectual property and certain related ancillary assets to Parker IP Co. LLC, an affiliate of BCI Brands. See Note 2 "Recent Transactions" to the Condensed Consolidated Financial Statements in this Quarterly Report for additional information.

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

	Three Months Ended
	May 4,	April 29,
(in thousands)	2024	2023
Net Sales:
Vince Wholesale	$30,257	$32,467
Vince Direct-to-consumer	28,914	31,508
Rebecca Taylor and Parker	—	81
Total net sales	$59,171	$64,056

Income (loss) from operations:
Vince Wholesale	$10,184	$8,571
Vince Direct-to-consumer	(64)	1,101
Rebecca Taylor and Parker	7,633	1,192
Subtotal	17,753	10,864
Unallocated corporate	(12,149)	(13,240)
Total income (loss) from operations	$5,604	$(2,376)

Vince Wholesale

	Three Months Ended
(in thousands)	May 4, 2024	April 29, 2023	$ Change
Net sales	$30,257	$32,467	$(2,210)
Income from operations	10,184	8,571	1,613

Net sales from our Vince Wholesale segment decreased $2,210, or 6.8%, to $30,257 in the three months ended May 4, 2024 from $32,467 in the three months ended April 29, 2023, primarily due to lower off-price sales, partially offset by increases in full-price sales.

Income from operations from our Vince Wholesale segment increased $1,613, or 18.8%, to $10,184 in the three months ended May 4, 2024 from $8,571 in the three months ended April 29, 2023, primarily due to improved gross margin which was unfavorably impacted by royalty expenses associated with the License Agreement with ABG Vince.

Vince Direct-to-consumer

	Three Months Ended
(in thousands)	May 4, 2024	April 29, 2023	$ Change
Net sales	$28,914	$31,508	$(2,594)
(Loss) Income from operations	(64)	1,101	(1,165)

Net sales from our Vince Direct-to-consumer segment decreased $2,594, or 8.2%, to $28,914 in the three months ended May 4, 2024 from $31,508 in the three months ended April 29, 2023. Comparable sales decreased $1,023, or 3.6%, including e-commerce, primarily due to a decrease in e-commerce volume. Non-comparable sales declined $1,571, which includes new stores which have not completed 13 full fiscal months of operations and Vince Unfold. Since April 29, 2023, five net stores have closed bringing our total retail store count to 62 (consisting of 47 full price stores and 15 outlet stores) as of May 4, 2024, compared to 67 (consisting of 50 full price stores and 17 outlet stores) as of April 29, 2023.

Our Vince Direct-to-consumer segment had a loss from operations of $64 in the three months ended May 4, 2024 compared to income from operations of $1,101 in the three months ended April 29, 2023. The change was primarily driven by an increase in SG&A expenses, due mainly to lower rent expense in the prior comparative quarter related to lease modifications, which was partially offset by an improved gross margin that was unfavorably impacted by royalty expenses associated with the License Agreement with ABG Vince.

Rebecca Taylor and Parker

	Three Months Ended
(in thousands)	May 4, 2024	April 29, 2023	$ Change
Net sales	$—	$81	$(81)
Income from operations	7,633	1,192	6,441

Net sales from our Rebecca Taylor and Parker segment decreased $81, or 100.0%, to $0 in the three months ended May 4, 2024 from $81 in the three months ended April 29, 2023, as a result of the wind down of the Rebecca Taylor and Parker businesses.

Our Rebecca Taylor and Parker segment had a gain from operations of $7,633 in the three months ended May 4, 2024 compared to a gain from operations of $1,192 in the three months ended April 29, 2023. The change was driven by the gain on sale of Rebecca Taylor.

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

Operating Activities

	Three Months Ended
(in thousands)	May 4, 2024	April 29, 2023
Operating activities
Net income (loss)	$4,380	$(381)
Add (deduct) items not affecting operating cash flows:
Depreciation and amortization	1,013	1,366
Provision for bad debt	(51)	126
Gain on sale of intangible assets	—	(765)
Gain on sale of subsidiary	(7,634)
Loss on disposal of property and equipment	10	—
Amortization of deferred financing costs	79	519
Deferred income taxes	(1,346)	(5,285)
Share-based compensation expense	(5)	420
Capitalized PIK Interest	1,131	913
Equity in net loss of equity method investment, net of distributions	1,072	—
Changes in assets and liabilities:
Receivables, net	(1,527)	3,235
Inventories	2,100	9,974
Prepaid expenses and other current assets	(1,952)	(683)
Accounts payable and accrued expenses	(871)	(1,723)
Other assets and liabilities	(277)	(2,438)
Net cash (used in) provided by operating activities	$(3,878)	$5,278

Net cash used in operating activities during the three months ended May 4, 2024 was $3,878, which consisted of net income of $4,380, impacted by non-cash items of $(5,731) consisting primarily of the gain on sale of subsidiary, and cash used in working capital of $2,527. Net cash used in working capital primarily resulted from cash outflows in prepaid expenses and other current assets of $1,952, primarily due to prepaid royalty expenses, an increase in receivables driven by the timing of sales, and cash outflows in accounts payable and accrued expenses of $871, primarily due to the timing of payments to vendors, partially offset by a reduction in inventory of $2,100.

Net cash provided by operating activities during the three months ended April 29, 2023 was $5,278, which consisted of a net loss of $381, impacted by non-cash items of $(2,706) and cash used in working capital of $8,365. Net cash provided by working capital primarily resulted from a cash inflow in inventory of $9,974 primarily due to conservative inventory management and the sell-through of excess inventory, a cash inflow in receivables, net of $3,235 primarily due to the timing of collections, partly offset by a cash outflow in accounts payable and accrued expenses of $1,723 primarily due to the timing of payments to vendors.

Investing Activities

	Three Months Ended
(in thousands)	May 4, 2024	April 29, 2023
Investing activities
Payments for capital expenditures	$(740)	$(115)
Proceeds from sale of intangible assets	—	1,025
Net cash (used in) provided by investing activities	$(740)	$910

Net cash used in investing activities of $740 during the three months ended May 4, 2024 represents capital expenditures primarily related to retail store buildouts, including leasehold improvements and store fixtures.

Net cash provided by investing activities of $910 during the three months ended April 29, 2023 primarily represents the proceeds received from the sale of the Parker intangible assets (see Note 2 "Recent Transactions" to the Condensed Consolidated Financial Statements in this Quarterly Report for additional information).

Financing Activities

	Three Months Ended
(in thousands)	May 4, 2024	April 29, 2023
Financing activities
Proceeds from borrowings under the Revolving Credit Facilities	$46,400	$63,827
Repayment of borrowings under the Revolving Credit Facilities	(41,400)	(68,841)
Repayment of borrowings under the Term Loan Facilities	—	(1,713)
Tax withholdings related to restricted stock vesting	(2)	(8)
Proceeds from stock option exercises, restricted stock vesting, and issuance of common stock under employee stock purchase plan	7	15
Financing fees	(2)	(125)
Net cash provided by (used in) financing activities	$5,003	$(6,845)

Net cash provided by financing activities was $5,003 during the three months ended May 4, 2024, primarily consisting of $5,000 of net borrowings under the Company's revolving credit facilities.

Net cash used in financing activities was $6,845 during the three months ended April 29, 2023, primarily consisting of $5,014 of net repayments of borrowings under the 2018 Revolving Credit Facility and the repayment of $1,713 of borrowings under the Term Loan Credit Facility (as defined below).

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

The Company incurred a total of $8 and $1,150 of financing costs during the quarter ended May 4, 2024 and the fiscal year 2023, respectively. In accordance with ASC Topic 470, "Debt", these financing costs were recorded as deferred debt issuance costs (which is presented within Other assets on the Condensed Consolidated Balance Sheets) and are amortized over the term of the 2023 Revolving Credit Facility.

As of May 4, 2024, the Company was in compliance with applicable covenants. As of May 4, 2024, $25,909 was available under the 2023 Revolving Credit Facility, net of the Loan Cap, and there were $19,227 of borrowings outstanding and $5,560 of letters of credit outstanding under the 2023 Revolving Credit Facility. The weighted average interest rate for borrowings outstanding under the 2023 Revolving Credit Facility as of May 4, 2024 was 8.2%.

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

On June 23, 2023, all outstanding amounts under the 2018 Revolving Credit Facility were repaid in full and the 2018 Revolving Credit Facility was terminated pursuant to the terms thereof as a result of all parties completing their obligations under the 2018 Revolving Credit Facility. The Company recorded expense of $828 during fiscal 2023, related to the write-off of the remaining deferred financing costs. Certain letters of credit remain in place with Citizens which were secured with restricted cash, totaling $262 as of May 4, 2024. Restricted cash is included in Prepaid Expenses and other current assets in the Condensed Consolidated Balance Sheets.

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

SK Financial is an affiliate of Sun Capital Partners, Inc. ("Sun Capital"), whose affiliates own, as of May 4, 2024, approximately 68% of the Company's common stock. The Third Lien Credit Facility was reviewed and approved by the Special Committee of the Company's Board of Directors, consisting solely of directors not affiliated with Sun Capital, which committee was represented by independent legal advisors.

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

A summary of our critical accounting estimates is included in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of our 2023 Annual Report on Form 10-K. As of May 4, 2024, there have been no material changes to the critical accounting estimates contained therein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a "smaller reporting company," as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we are not required to provide the information in this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Attached as exhibits to this Quarterly Report on Form 10-Q are certifications of our interim Chief Executive Officer and Chief Financial Officer. Rule 13a-14 of the Exchange Act requires that we include these certifications with this report. This Controls and Procedures section includes information concerning the disclosure controls and procedures referred to in the certifications. You should read this section in conjunction with the certifications.

Under the supervision and with the participation of our interim Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of May 4, 2024.

Based upon that evaluation, our interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting as described below.

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

Material Weakness in Internal Control over Financial Reporting

As described in Management's Annual Report on Internal Control Over Financial Reporting in Part II, Item 9A of our Annual Report on Form 10-K for the year ended February 3, 2024, we did not maintain adequate user access controls to ensure appropriate segregation of duties and to adequately restrict access to financial applications and data.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended May 4, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

The risk factors disclosed in the Company's 2023 Annual Report on Form 10-K, in addition to the other information set forth in this Quarterly Report on Form 10-Q, could materially affect the Company's business, financial condition or results.

The Company’s risk factors have not changed materially from those disclosed in its 2023 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None of our directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended May 4, 2024.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description
10.1	Confidential Severance Agreement and Release, dated March 26, 2024, by and between the Company and Jonathan Schwefel
10.2

Amendment No. 2 to License Agreement, dated as of February 21, 2024 (incorporated by reference to Exhibit 10.54 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 2, 2024).

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

Date		Vince Holding Corp.

June 18, 2024	By:	/s/ John Szczepanski
John Szczepanski
Executive Vice President, Chief Financial Officer
(as duly authorized officer, and principal financial officer)