Form 10-Q
period 2024-08-03
VINCE HOLDING CORP.
filed 2024-09-17
CIK 1579157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 3, 2024

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

As of August 31, 2024, the registrant had 12,603,386 shares of common stock, $0.01 par value per share, outstanding.

VINCE HOLDING CORP. AND SUBSIDIARIES

TABLE OF CONTENTS

			Page Number
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements:		4

	a)	Unaudited Condensed Consolidated Balance Sheets at August 3, 2024 and February 3, 2024	4

	b)	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended August 3, 2024 and July 29, 2023	5

	c)	Unaudited Condensed Consolidated Statements of Stockholders' Equity for the three and six months ended August 3, 2024 and July 29, 2023	6

	d)	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended August 3, 2024 and July 29, 2023	8

	e)	Notes to Unaudited Condensed Consolidated Financial Statements	9

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations		24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk		34

Item 4.	Controls and Procedures		35

PART II. OTHER INFORMATION			36

Item 1.	Legal Proceedings		36

Item 1A.	Risk Factors		36

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds		36

Item 3.	Defaults Upon Senior Securities		36

Item 4.	Mine Safety Disclosures		36

Item 5.	Other Information		36

Item 6.	Exhibits		36

INTRODUCTORY NOTE

On November 27, 2013, Vince Holding Corp. ("VHC" or the "Company"), previously known as Apparel Holding Corp., closed an initial public offering ("IPO") of its common stock and completed a series of restructuring transactions (the "Restructuring Transactions") through which Kellwood Holding, LLC acquired the non-Vince businesses, which included Kellwood Company, LLC, from the Company. The Company continues to own and operate the Vince business, which includes V Opco, LLC (formerly, Vince, LLC) ("V Opco").

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

On April 21, 2023, V Opco, the Company's wholly owned indirect subsidiary, entered into an Intellectual Property Asset Purchase Agreement (the "Asset Purchase Agreement"), by and among V Opco, ABG-Vince, LLC (f/k/a ABG-Viking, LLC) ("ABG Vince"), a newly formed indirect subsidiary of Authentic Brands Group, LLC, the Company and ABG Intermediate Holdings 2 LLC, whereby V Opco sold its intellectual property assets related to the business operated under the Vince brand to ABG Vince at closing (the "Asset Sale"). The Company closed the Asset Sale on May 25, 2023.

On May 3, 2024, V Opco completed a nominal sale (the "Transaction") for $1.00 (one dollar) of all outstanding shares of Rebecca Taylor, Inc., which held the Rebecca Taylor business prior to the wind-down (defined below), to Nova Acquisitions, LLC. Nova Acquisitions, LLC is wholly owned by James Carroll, who served as the sole director and officer of Rebecca Taylor, Inc. at the time of the Transaction, pursuant to a service agreement between Mr. Carroll and Rebecca Taylor, Inc. that was previously entered into in September 2022 in connection with the wind-down. Following the completion of the Transaction, there exists no relationship or arrangement whatsoever between Mr. Carroll and the Company or any of its affiliates. The Transaction was completed pursuant to a Stock Purchase Agreement (the “SPA”), dated May 3, 2024, entered into between V Opco and Nova Acquisitions, LLC.

For purposes of this Quarterly Report, the "Company," "we," and "our," refer to Vince Holding Corp. and our wholly owned subsidiaries, including Vince Intermediate Holding, LLC ("Vince Intermediate") and V Opco. References to "Vince," "Rebecca Taylor" or "Parker" refer only to the referenced brands.

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data, unaudited)

	August 3,	February 3,
	2024	2024
Assets
Current assets:
Cash and cash equivalents	$711	$357
Trade receivables, net of allowance for doubtful accounts of $329 and $377 at August 3, 2024 and February 3, 2024, respectively	35,054	20,671
Inventories, net	66,343	58,777
Prepaid expenses and other current assets[1]	6,564	4,997
Total current assets	108,672	84,802
Property and equipment, net	6,298	6,972
Operating lease right-of-use assets, net	79,659	73,003
Goodwill	31,973	31,973
Equity method investment	24,727	26,147
Other assets	2,294	2,252
Total assets	$253,623	$225,149

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$36,736	$31,678
Accrued salaries and employee benefits	6,442	3,967
Other accrued expenses[2]	9,545	8,980
Short-term lease liabilities	14,787	16,803
Total current liabilities	67,510	61,428
Long-term debt[3]	54,401	43,950
Long-term lease liabilities	75,704	67,705
Deferred income tax liability	3,567	4,913

Commitments and contingencies (Note 10)

Stockholders' equity:
Common stock at $0.01 par value (100,000,000 shares authorized, 12,603,273 and 12,506,556 shares issued and outstanding at August 3, 2024 and February 3, 2024, respectively)	126	125
Additional paid-in capital	1,144,948	1,144,740
Accumulated deficit	(1,092,685)	(1,097,634)
Accumulated other comprehensive income (loss)	52	(78)
Total stockholders' equity	52,441	47,153
Total liabilities and stockholders' equity	$253,623	$225,149

1 Includes prepaid royalty expense of $749 as of August 3, 2024, which is with a related party.

2 Includes accrued royalty expense of $361 as of February 3, 2024, which is with a related party.

3 Includes Third Lien Credit Facility, which is with a related party, of $32,260 and $29,982 as of August 3, 2024 and February 3, 2024, respectively.

See notes to unaudited condensed consolidated financial statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except share and per share data, unaudited)

	Three Months Ended		Six Months Ended
	August 3,	July 29,	August 3,	July 29,
	2024	2023	2024	2023
Net sales	$74,169	$69,447	$133,340	$133,503
Cost of products sold[4]	39,038	37,099	68,296	71,563
Gross profit	35,131	32,348	65,044	61,940
Gain on sale of intangible assets	—	(32,043)	—	(32,808)
Gain on sale of subsidiary	—	—	(7,634)	—
Selling, general and administrative expenses	34,001	31,541	65,944	64,274
Income from operations	1,130	32,850	6,734	30,474
Interest expense, net[5]	1,647	4,137	3,293	7,427
(Loss) income before income taxes and equity in net income (loss) of equity method investment	(517)	28,713	3,441	23,047
Benefit for income taxes	(794)	(592)	(1,681)	(5,877)
Income before equity in net income (loss) of equity method investment	277	29,305	5,122	28,924
Equity in net income (loss) of equity method investment	292	207	(173)	207
Net income	$569	$29,512	$4,949	$29,131
Other comprehensive income:
Foreign currency translation adjustments	7	7	130	5
Comprehensive income	$576	$29,519	$5,079	$29,136

Earnings per share:
Basic earnings per share	$0.05	$2.37	$0.39	$2.35
Diluted earnings per share	$0.05	$2.36	$0.39	$2.34
Weighted average shares outstanding:
Basic	12,569,488	12,428,339	12,538,695	12,385,347
Diluted	12,617,085	12,479,667	12,606,575	12,470,085

4 Includes royalty expense of $3,713 and $6,401 for the three and six months ended August 3, 2024, respectively, and $2,235 for the three and six months ended July 29, 2023, respectively, which is with a related party.

5 Includes capitalized PIK interest with the Third Lien Credit Facility of $1,147 and $2,278 for the three and six months ended August 3, 2024, respectively, and $960 and $1,873 for the three and six months ended July 29, 2023, respectively, which is with a related party.

See notes to unaudited condensed consolidated financial statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity

(in thousands, except share amounts, unaudited)

	Common Stock
	Number of Shares Outstanding	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of February 3, 2024	12,506,556	$125	$1,144,740	$(1,097,634)	$(78)	$47,153
Comprehensive income:
Net income	—	—	—	4,380	—	4,380
Foreign currency translation adjustment	—	—	—	—	123	123
Share-based compensation expense	—	—	(5)	—	—	(5)
Restricted stock unit vestings	1,486	—	—	—	—	—
Tax withholdings related to restricted stock vesting	(611)	—	(2)	—	—	(2)
Issuance of common stock related to Employee Stock Purchase Plan ("ESPP")	2,484	—	7	—	—	7
Balance as of May 4, 2024	12,509,915	$125	$1,144,740	$(1,093,254)	$45	$51,656
Comprehensive income:
Net income	—	—	—	569	—	569
Foreign currency translation adjustment	—	—	—	—	7	7
Share-based compensation expense	—	—	255	—	—	255
Restricted stock unit vestings	119,053	1	(1)	—	—	—
Tax withholdings related to restricted stock vesting	(30,804)	—	(53)	—	—	(53)
Issuance of common stock related to ESPP	5,109	—	7	—	—	7
Balance as of August 3, 2024	12,603,273	$126	$1,144,948	$(1,092,685)	$52	$52,441

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
Comprehensive loss:
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

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands, unaudited)

	Six Months Ended
	August 3, 2024	July 29, 2023
Operating activities
Net income	$4,949	$29,131
Add (deduct) items not affecting operating cash flows:
Depreciation and amortization	2,035	2,538
Allowance for doubtful accounts	13	63
Gain on sale of intangible assets	—	(32,808)
Gain on sale of subsidiary	(7,634)	—
Loss on disposal of property and equipment	33	140
Amortization of deferred financing costs	158	593
Deferred income taxes	(1,346)	(5,958)
Share-based compensation expense	250	813
Capitalized PIK Interest due to loan with related party	2,278	1,873
Loss on debt extinguishment	—	3,136
Equity in net loss of equity method investment, net of distributions	1,420	(207)
Changes in assets and liabilities:
Receivables, net	(14,396)	(189)
Inventories	(7,564)	4,939
Prepaid expenses and other current assets	(2,281)	(2,263)
Accounts payable and accrued expenses	15,740	(17,947)
Other assets and liabilities	(727)	(4,014)
Net cash used in operating activities	(7,072)	(20,160)
Investing activities
Payments for capital expenditures	(1,421)	(377)
Transaction costs related to equity method investment	—	(525)
Proceeds from sale of intangible assets	—	77,525
Net cash (used in) provided by investing activities	(1,421)	76,623
Financing activities
Proceeds from borrowings under the Revolving Credit Facilities	99,700	173,665
Repayment of borrowings under the Revolving Credit Facilities	(91,570)	(192,486)
Repayment of borrowings under the Term Loan Facilities	—	(29,378)
Tax withholdings related to restricted stock vesting	(55)	(134)
Proceeds from stock option exercises, restricted stock vesting, and issuance of common stock under employee stock purchase plan	14	27
Financing fees	(8)	(3,002)
Net cash provided by (used in) financing activities	8,081	(51,308)
(Decrease) increase in cash, cash equivalents, and restricted cash	(412)	5,155
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	1	3
Cash, cash equivalents, and restricted cash, beginning of period	1,219	1,116
Cash, cash equivalents, and restricted cash, end of period	808	6,274
Less: restricted cash at end of period	97	5,405
Cash and cash equivalents per balance sheet at end of period	$711	$869

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$854	$5,088
Cash payments for income taxes, net of refunds	138	39
Supplemental Disclosures of Non-Cash Investing and Financing Activities
Non-cash equity method investment	—	25,500
Capital expenditures in accounts payable and accrued liabilities	219	91
Deferred financing fees in accrued liabilities	—	311

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

On April 21, 2023 the Company entered into a strategic partnership ("Authentic Transaction") with Authentic Brands Group, LLC ("Authentic"), a global brand development, marketing and entertainment platform, whereby the Company contributed its intellectual property to a newly formed Authentic subsidiary ("ABG Vince") for cash consideration and a membership interest in ABG Vince. The Company closed the Asset Sale (as defined below) on May 25, 2023. On May 25, 2023, in connection with the Authentic Transaction, V Opco, LLC (formerly, Vince, LLC) ("V Opco") entered into a License Agreement (the "License Agreement") with ABG-Vince LLC, which provides V Opco with an exclusive, long-term license to use the Licensed Property in the Territory to the Approved Accounts (each as defined in the License Agreement). See Note 2 "Recent Transactions" for additional information.

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

On May 3, 2024, V Opco completed the sale of all outstanding shares of Rebecca Taylor, Inc., which held the Rebecca Taylor business prior to the wind-down, to Nova Acquisitions, LLC. See Note 2 "Recent Transactions" for further information.

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

The condensed consolidated financial statements include the Company's accounts and the accounts of the Company's wholly-owned subsidiaries as of August 3, 2024. All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) and disclosures necessary for a fair statement. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or the fiscal year as a whole.

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

Revenue associated with gift cards is recognized upon redemption and unredeemed balances are considered a contract liability and recorded within other accrued expenses, which are subject to escheatment within the jurisdictions in which the Company operates. As of August 3, 2024 and February 3, 2024, the contract liability was $1,458 and $1,628, respectively. For the three months ended August 3, 2024, the Company recognized $17 of revenue that was previously included in the contract liability as of May 4, 2024. For the six months ended August 3, 2024, the Company recognized $172 of revenue that was previously included in the contract liability as of February 3, 2024. In addition, the contract liability as of February 3, 2024 included approximately $78 that was related to Rebecca Taylor and was subsequently recognized as part of the gain on sale of subsidiaries (see Note 2 "Recent Transactions" for further information).

(F) Recent Accounting Pronouncements: Except as noted below, the Company has considered all recent accounting pronouncements and has concluded that there are no recent accounting pronouncements that may have a material impact on its Consolidated Financial Statements, based on current information.

Recently Issued Accounting Pronouncements and Disclosure Rules

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

In March 2024, the SEC adopted the final rule under SEC Release No. 33-11275: The Enhancement and Standardization of Climate-Related Disclosures for Investors, which requires new disclosures regarding information about a registrant’s climate-related risks that have materially impacted, or are reasonably likely to have a material impact on, its business strategy, results of operations, or financial condition. In addition, certain disclosures related to severe weather events and other natural conditions will also be required in a registrant’s audited financial statements. While the SEC voluntarily stayed the rules due to pending judicial review, based on our smaller reporting company and non-accelerated filer status, certain disclosures could be effective for fiscal years beginning after December 15, 2026, with certain remaining disclosures effective for fiscal years beginning after December 15, 2027. As a smaller reporting company, we are exempt from emissions disclosures and related assurance requirements. We will evaluate the SEC rule to determine its impact on our future financial reporting requirements and related disclosures.

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

On May 3, 2024, V Opco, LLC (formerly, Vince, LLC) ("V Opco") completed the sale of all outstanding shares of Rebecca Taylor, Inc., which held the Rebecca Taylor business prior to the wind-down, to Nova Acquisitions, LLC. Nova Acquisitions, LLC is wholly owned by James Carroll, who served as the sole director and officer of Rebecca Taylor, Inc. at the time of the Transaction, pursuant to a service agreement between Mr. Carroll and Rebecca Taylor, Inc. that was previously entered into in September 2022 in connection with the wind-down. While serving as the sole director and officer of Rebecca Taylor, Inc., Mr. Carroll did not serve as an agent to the Company and was not a related party to the Company. Following the completion of the Transaction, there exists no relationship or arrangement whatsoever between Mr. Carroll and the Company or any of its affiliates. The Transaction was completed pursuant to the SPA, dated May 3, 2024, entered into between the Seller and Nova Acquisitions, LLC. The SPA contains customary representations, warranties and covenants for a transaction of this nature, but does not include any indemnification provisions for the benefit of either party. Following the completion of the Transaction, there is no ongoing involvement between the Company and Rebecca Taylor, Inc. As Rebecca Taylor Inc. was in a net liability position, as a result of the Transaction, the Company recognized a gain on sale of subsidiary of $7,634, which is presented in the Consolidated Statements of Operations and Comprehensive Income (Loss) in the quarter ended May 4, 2024.

There were no Rebecca Taylor wind down related charges (benefits) for the three and six months ended August 3, 2024. For the three and six months ended July 29, 2023, the Company reported wind down related benefits of $1,126 and $1,750, respectively, primarily related to the release of operating lease liabilities as a result of lease terminations.

Sale of Parker Intellectual Property

On February 17, 2023, the Company's indirectly wholly owned subsidiary, Parker Lifestyle, LLC, completed the sale of its intellectual property and certain related ancillary assets to Parker IP Co. LLC, an affiliate of BCI Brands, for $1,025. The Company recognized a gain of $765 on the sale, which was recorded within Gain on sale of intangible assets in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the six months ended July 29, 2023. Net cash proceeds from the sale were used to repay $838 of borrowings under the Term Loan Credit Facility (as defined in Note 5 "Long-Term Debt and Financing Arrangements").

Sale of Vince Intellectual Property

On April 21, 2023 the Company entered into the Asset Purchase Agreement (defined below), pursuant to which V Opco agreed to sell and transfer to ABG-Vince LLC (f/k/a ABG-Viking, LLC) ("ABG Vince"), an indirect subsidiary of Authentic, all intellectual property assets related to the business operated under the Vince brand in exchange for total consideration of $76,500 in cash and a 25% membership interest in ABG Vince (the "Asset Sale"). The Asset Sale was consummated in accordance with the terms of the Asset Purchase Agreement on May 25, 2023 (the "Closing Date"). Through the agreement, Authentic owns the majority stake of 75% membership interest in ABG Vince.

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

Operating Agreement

On May 25, 2023, in connection with the closing (the "Closing") of the Asset Sale pursuant to the Intellectual Property Asset Purchase Agreement (the "Asset Purchase Agreement"), dated as of April 21, 2023, by and among V Opco, ABG Vince, the Company and ABG Intermediate Holdings 2 LLC, V Opco and ABG Vince entered into an Amended and Restated Limited Liability Company Agreement of ABG-Vince, LLC (the "Operating Agreement"), which, among other things, provides for the management of the business and the affairs of ABG Vince, the allocation of profits and losses, the distribution of cash of ABG Vince among its members and the rights, obligations and interests of the members to each other and to V Opco.

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

The Company reviews its investment in ABG Vince for impairment when events or changes in circumstances indicate that an other-than-temporary decline in value may have occurred. If the carrying value of the investment exceeds its fair value and the loss in value is other than temporary, the investment is considered impaired and reduced to fair value, and the impairment is recognized in the period identified. Factors providing evidence of such a loss include changes in ABG Vince's operations or financial condition, significant continuing losses, and significant negative economic conditions, among others. During the three and six months ended August 3, 2024 and July 29, 2023, there was no impairment of the investment in ABG Vince.

License Agreement

On May 25, 2023, in connection with the Closing, V Opco and ABG Vince entered into a License Agreement (the "License Agreement"), which provides V Opco with a license to use the Licensed Property in the Territory, which is defined as the United States, Canada, Andorra, Austria, Germany, Switzerland, Belgium, Netherlands, Luxembourg, France, Monaco, Liechtenstein, Italy, San Marino, Vatican City, Iceland, Norway, Denmark, Sweden, Finland, Spain, Portugal, Greece, Republic of Cyprus (excluding Northern Cyprus), United Kingdom, Ireland, Australia, New Zealand, Mainland China, Hong Kong, Macau, Taiwan, Singapore, Japan and Korea (the "Core Territory"), together with all other territories (the "Option Territory"), to the Approved Accounts (each as defined in the License Agreement). V Opco is required to operate and maintain a minimum of 45 Retail Stores and Shop-in-Shops in the Territory. The Option Territory may be changed unilaterally by ABG Vince at any time after the effective date of the License Agreement.

Additionally, the License Agreement provides V Opco with a license to use the Licensed Property to design, manufacture, promote, market, distribute, and sell ready-to-wear Sportswear Products and Outerwear Products (the "Core Products") and Home Décor and Baby Layettes (the "Option Products," together with the Core Products, the "Licensed Products"), which Option Products may be changed unilaterally by ABG Vince at any time after the effective date of the License Agreement.

The initial term of the License Agreement began on May 25, 2023, the date on which the Closing actually occurred, and ends at the end of the Company's 2032 fiscal year, unless sooner terminated pursuant to the terms of the License Agreement. V Opco has the option to renew the License Agreement on the terms set forth in the License Agreement for eight consecutive periods of ten years each, unless the License Agreement is sooner terminated pursuant to its terms or V Opco is in material breach of the License Agreement and such breach has not been cured within the specified cure period. V Opco may elect not to renew the term for a renewal term.

V Opco is required to pay ABG Vince a royalty on net sales of Licensed Products and committed to an annual guaranteed minimum royalty of $11,000 and annual minimum net sales as specified in the License Agreement, in each case, during the initial term of the License Agreement, except that the guaranteed minimum royalty and minimum net sales for the first contract year during the initial term will be prorated to the period beginning on the Closing Date and ending at the end of the Company's 2023 fiscal year. The annual guaranteed minimum royalty and annual minimum net sales for each subsequent renewal term will be the greater of (i) a percentage as set forth in the License Agreement of the guaranteed minimum net royalty or the minimum net sales (as applicable) of the immediately preceding contract year, and (ii) the average of actual Royalties (as defined in the License Agreement, with respect to the guaranteed minimum royalty) or actual Net Sales (as defined in the License Agreement, with respect to the annual minimum net sales) during certain years as set forth in the License Agreement of the preceding initial term or renewal term (as applicable). V Opco is required to pay royalties comprised of a low single digit percentage of net sales arising from retail and e-commerce sales of Licensed Products and a mid single digit percentage of net sales arising from wholesale sales of such Licensed Products.

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

Royalty expense is included within Cost of product sold on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Note 3. Goodwill and Intangible Assets

Net goodwill balances and changes therein by segment were as follows:

(in thousands)	Vince Wholesale	Vince Direct-to-consumer	Rebecca Taylor and Parker	Total Net Goodwill
Balance as of February 3, 2024	$31,973	$—	$—	$31,973
Balance as of August 3, 2024	$31,973	$—	$—	$31,973

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

Amortization of identifiable intangible assets was $0 for the three and six months ended August 3, 2024, respectively, and $0 and $149 for the three and six months ended July 29, 2023, respectively.

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

The Company did not have any non-financial assets or non-financial liabilities recognized at fair value on a recurring basis at August 3, 2024 or February 3, 2024. At August 3, 2024 and February 3, 2024, the Company believes that the carrying values of cash and cash equivalents, receivables, and accounts payable approximate fair value, due to the short-term maturity of these instruments. The Company's debt obligations with a carrying value of $54,617 and $44,209 as of August 3, 2024 and February 3, 2024, respectively, are at variable interest rates. Borrowings under the Company's 2023 Revolving Credit Facility are recorded at carrying value, which approximates fair value due to the frequent nature of such borrowings and repayments. The Company considers this as a Level 2 input. The carrying values of the Company's Third Lien Credit Facility as of August 3, 2024 and February 3, 2024 approximate fair value, due to the variable rates associated with this obligation. The Company considers this a Level 3 input.

The Company's non-financial assets, which primarily consist of goodwill, operating lease right-of-use ("ROU") assets, and property and equipment, are not required to be measured at fair value on a recurring basis and are reported at their carrying values. However, on a periodic basis whenever events or changes in circumstances indicate that their carrying value may not be fully recoverable (and at least annually for goodwill), non-financial assets are assessed for impairment and, if applicable, written down to (and recorded at) fair value. There was no impairment of non-financial assets during the three and six months ended August 3, 2024 and July 29, 2023.

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

Note 5. Long-Term Debt and Financing Arrangements

Debt obligations consisted of the following:

	August 3,	February 3,
(in thousands)	2024	2024
Long-term debt:
Term Loan Facilities	$—	$—
Revolving Credit Facilities	22,357	14,227
Third Lien Credit Facility	32,260	29,982
Total debt principal	54,617	44,209
Less: current portion of long-term debt	—	—
Less: deferred financing costs	216	259
Total long-term debt	$54,401	$43,950

Term Loan Credit Facility

On September 7, 2021, V Opco, LLC (formerly, Vince, LLC) ("V Opco") entered into a $35,000 senior secured term loan credit facility (the "Term Loan Credit Facility") pursuant to a Credit Agreement (the "Term Loan Credit Agreement"), as amended from time to time, by and among V Opco, as the borrower, the guarantors named therein, PLC Agent, LLC, as administrative agent and collateral agent, and the other lenders from time to time party thereto. Vince Holding Corp. and Vince Intermediate Holding, LLC ("Vince Intermediate") were guarantors under the Term Loan Credit Facility. The Term Loan Credit Facility would have matured on the earlier of September 7, 2026, and 91 days after the maturity date of the 2018 Revolving Credit Facility.

On May 25, 2023, utilizing proceeds from the Asset Sale, the Company repaid all outstanding amounts of $28,724, which included accrued interest and a prepayment penalty of $553 (which is included within financing fees on the Condensed Consolidated Statements of Cash Flows), under the Term Loan Credit Facility. The Term Loan Credit Facility was terminated. The Company also repaid $850 of fees due in accordance with an amendment entered into on September 30, 2022. Additionally, the Company recorded expense of $1,755 during the three and six months ended July 29, 2023 related to the write-off of the remaining deferred financing costs. Prior to May 25, 2023, on an inception to date basis, the Company had made repayments of $7,335 on the Term Loan Credit Facility.

2023 Revolving Credit Facility

On June 23, 2023, V Opco, entered into a new $85,000 senior secured revolving credit facility (the "2023 Revolving Credit Facility") pursuant to a Credit Agreement (the "2023 Revolving Credit Agreement") by and among V Opco, the guarantors named therein, Bank of America, N.A. ("BofA"), as Agent, the other lenders from time to time party thereto, and BofA Securities, Inc., as sole lead arranger and sole bookrunner.

All outstanding amounts under the 2018 Revolving Credit Facility (as defined below) were repaid in full and such facility was terminated pursuant to the terms thereof as a result of all parties completing their obligations under such facility.

The 2023 Revolving Credit Facility provides for a revolving line of credit of up to the lesser of (i) the Borrowing Base (as defined in the 2023 Revolving Credit Agreement) and (ii) $85,000, as well as a letter of credit sublimit of $10,000. The 2023 Revolving Credit Agreement also permits V Opco to request an increase in aggregate commitments under the 2023 Revolving Credit Facility of up to $15,000, subject to customary terms and conditions. The 2023 Revolving Credit Facility matures on the earlier of June 23, 2028, and 91 days prior to the earliest maturity date of any Material Indebtedness (as defined in the 2023 Revolving Credit Agreement), including the subordinated indebtedness pursuant to the Third Lien Credit Agreement.

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

All obligations under the 2023 Revolving Credit Facility are guaranteed by the Company and Vince Intermediate and any future subsidiaries of the Company (other than Excluded Subsidiaries as defined in the 2023 Revolving Credit Agreement) and secured by a lien on substantially all of the assets of the Company, V Opco and Vince Intermediate and any future subsidiary guarantors, other than among others, equity interests in ABG Vince, as well as the rights of V Opco under the License Agreement.

The Company incurred a total of $0 and $8 of financing costs during the three and six months ended August 3, 2024, respectively, and incurred $1,150 of financing costs during the fiscal year 2023 ($1,124 was incurred during the three and six months ended July 29, 2023). In accordance with ASC Topic 470, "Debt", these financing costs were recorded as deferred debt issuance costs (which is presented within Other assets on the Condensed Consolidated Balance Sheets) and are amortized over the term of the 2023 Revolving Credit Facility.

As of August 3, 2024, the Company was in compliance with applicable covenants. As of August 3, 2024, $41,109 was available under the 2023 Revolving Credit Facility, net of the Loan Cap, and there were $22,357 of borrowings outstanding and $6,260 of letters of credit outstanding under the 2023 Revolving Credit Facility. The weighted average interest rate for borrowings outstanding under the 2023 Revolving Credit Facility as of August 3, 2024 was 8.2%.

2018 Revolving Credit Facility

On August 21, 2018, V Opco entered into an $80,000 senior secured revolving credit facility (the "2018 Revolving Credit Facility") pursuant to a credit agreement, as amended and restated from time to time, by and among V Opco, as the borrower, VHC and Vince Intermediate, as guarantors, Citizens Bank, N.A. ("Citizens"), as administrative agent and collateral agent, and the other lenders from time to time party thereto. On January 31, 2023, the Company repaid $125 of fees due in accordance with an amendment entered into on September 30, 2022. Upon the contemporaneous consummation of the Asset Sale, the lenders' commitments to extend credit was reduced to $70,000. The 2018 Revolving Credit Facility would have matured on June 30, 2024.

On June 23, 2023, all outstanding amounts under the 2018 Revolving Credit Facility were repaid in full and the 2018 Revolving Credit Facility was terminated pursuant to the terms thereof as a result of all parties completing their obligations under the 2018 Revolving Credit Facility. The Company recorded expense of $828 during the three and six months ended July 29, 2023, related to the write-off of the remaining deferred financing costs. As of August 3, 2024, no letters of credit remained in place with Citizens that were secured with restricted cash. Restricted cash is included in Prepaid Expenses and other current assets in the Condensed Consolidated Balance Sheets.

Third Lien Credit Facility

On December 11, 2020, V Opco entered into a $20,000 subordinated term loan credit facility (the "Third Lien Credit Facility") pursuant to a credit agreement (the "Third Lien Credit Agreement"), as amended from time to time, dated December 11, 2020, by and among V Opco, as the borrower, VHC and Vince Intermediate, as guarantors, and SK Financial Services, LLC ("SK Financial"), as administrative agent and collateral agent, and other lenders from time to time party thereto. The proceeds were received on December 11, 2020 and were used to repay a portion of the borrowings outstanding under the 2018 Revolving Credit Facility.

SK Financial is an affiliate of Sun Capital Partners, Inc. ("Sun Capital"), whose affiliates own, as of August 3, 2024, approximately 67% of the Company's common stock. The Third Lien Credit Facility was reviewed and approved by the Special Committee of the Company's Board of Directors, consisting solely of directors not affiliated with Sun Capital, which committee was represented by independent legal advisors.

Interest on loans under the Third Lien Credit Facility is payable in kind at a rate revised in connection with the Third Lien Third Amendment (as defined and discussed below) to be equal to the Daily Simple SOFR, subject to a credit spread adjustment of 0.10% per annum, plus 9.0%. During the continuance of certain specified events of default, interest may accrue on the loans under the Third

Lien Credit Facility at a rate of 2.0% in excess of the rate otherwise applicable to such amount. The Third Lien Credit Facility contained representations, covenants, and conditions that were substantially similar to those under the 2018 Revolving Credit Facility.

The Company incurred $485 in deferred financing costs associated with the Third Lien Credit Facility of which a $400 closing fee is payable in kind and was added to the principal balance. These deferred financing costs are recorded as deferred debt issuance costs which will be amortized over the remaining term of the Third Lien Credit Facility.

All obligations under the Third Lien Credit Facility are guaranteed by the Company, Vince Intermediate and the Company's existing material domestic restricted subsidiaries as well as any future material domestic restricted subsidiaries and are secured on a junior basis relative to the 2023 Revolving Credit Facility by a lien on substantially all of the assets of the Company, Vince Intermediate, V Opco and the Company's existing material domestic restricted subsidiaries as well as any future material domestic restricted subsidiaries.

On April 21, 2023, V Opco entered into that certain Consent and Third Amendment to Credit Agreement (the "Third Lien Third Amendment"), which, among other things, (a) permitted the sale of the intellectual property of the Vince Business contemplated in the Asset Sale, (b) replaced LIBOR as an interest rate benchmark in favor of Daily Simple SOFR, subject to a credit spread adjustment of 0.10% per annum, plus 9.0% (c) amended the Third Lien Credit Agreement's maturity date to the earlier of (i) March 30, 2025 and (ii) 180 days after the maturity date under the 2018 Revolving Credit Facility, (d) reduced the capacity to incur indebtedness and liens, make investments, restricted payments and dispositions and repay certain indebtedness and (e) modified certain representations and warranties, covenants and events of default in respect of documentation related to the Asset Sale. The Third Lien Third Amendment became effective upon the consummation of the Asset Sale, the prepayment of the Term Loan Credit Facility in full and other transactions contemplated by the Asset Purchase Agreement.

On June 23, 2023, V Opco entered into the Fourth Amendment (the "Third Lien Fourth Amendment") to the Third Lien Credit Agreement which, among other things, (a) extended the Third Lien Credit Agreement's maturity date to the earlier of (i) September 30, 2028 and (ii) 91 days prior to the earliest maturity date of any Material Indebtedness (as defined therein) other than the 2023 Revolving Credit Facility and (b) modified certain representations and warranties, covenants and events of default in respect of documentation conforming to the terms of the 2023 Revolving Credit Facility.

Note 6. Inventory

Inventories consisted of finished goods. As of August 3, 2024 and February 3, 2024, finished goods, net of reserves were $66,343 and $58,777, respectively.

Note 7. Share-Based Compensation

Employee Stock Plans

Vince 2013 Incentive Plan

In connection with the IPO, the Company adopted the Vince 2013 Incentive Plan, which provides for grants of stock options, stock appreciation rights, restricted stock and other stock-based awards. In May 2018, the Company filed a Registration Statement on Form S-8 to register an additional 660,000 shares of common stock available for issuance under the Vince 2013 Incentive Plan. Additionally, in September 2020, the Company filed a Registration Statement on Form S-8 to register an additional 1,000,000 shares of common stock available for issuance under the Vince 2013 Incentive Plan. The aggregate number of shares of common stock which may be issued or used for reference purposes under the Vince 2013 Incentive Plan or with respect to which awards may be granted may not exceed 2,000,000 shares. The shares available for issuance under the Vince 2013 Incentive Plan may be, in whole or in part, either authorized and unissued shares of the Company's common stock or shares of common stock held in or acquired for the Company's treasury. In general, if awards under the Vince 2013 Incentive Plan are canceled for any reason, or expire or terminate unexercised, the shares covered by such award may again be available for the grant of awards under the Vince 2013 Incentive Plan. As of August 3, 2024, there were 543,948 shares under the Vince 2013 Incentive Plan available for future grants. Options granted pursuant to the Vince 2013 Incentive Plan typically vest in equal installments over four years, subject to the employees' continued employment and expire on the earlier of the tenth anniversary of the grant date or upon termination as outlined in the Vince 2013 Incentive Plan. Restricted stock units ("RSUs") granted typically vest in equal installments over a three-year period or vest in equal installments over four years, subject to the employees' continued employment. In November 2023, the Vince 2013 Incentive Plan was amended to, among others, extend the plan expiration date to November 2033.

Employee Stock Purchase Plan

The Company maintains an employee stock purchase plan ("ESPP") for its employees. Under the ESPP, all eligible employees may contribute up to 10% of their base compensation, up to a maximum contribution of $10 per year. The purchase price of the stock is 90% of the fair market value, with purchases executed on a quarterly basis. The plan is defined as compensatory, and accordingly, a charge for compensation expense is recorded to SG&A expense for the difference between the fair market value and the discounted purchase price of the Company's common stock. During the six months ended August 3, 2024, 7,593 shares of common stock were issued under the ESPP. During the six months ended July 29, 2023, 6,124 shares of common stock were issued under the ESPP. As of August 3, 2024, there were 36,077 shares available for future issuance under the ESPP.

Stock Options

There were no stock options outstanding, vested or exercisable as of August 3, 2024 and February 3, 2024, respectively. During the three and six months ended August 3, 2024, there were no grants, expirations or forfeitures, or exercises of stock options.

Restricted Stock Units

A summary of restricted stock unit activity for the six months ended August 3, 2024 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested restricted stock units at February 3, 2024	474,103	$7.07
Granted	366,979	$1.67
Vested	(119,428)	$8.96
Forfeited	(74,993)	$9.01
Non-vested restricted stock units at August 3, 2024	646,661	$3.44

Share-Based Compensation Expense

The Company recognized share-based compensation expense of $255 and $393, including expense of $75 and $67 related to non-employees, during the three months ended August 3, 2024 and July 29, 2023, respectively. The Company recognized share-based compensation expense of $250 and $813 including expense of $150 and $121 related to non-employees, during the six months ended August 3, 2024 and July 29, 2023, respectively.

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

On June 30, 2023, the Company entered into a Sales Agreement with Virtu Americas LLC ("Virtu"), as sales agent and/or principal (the "Virtu At-the-Market Offering") under which, the Company may sell from time to time through Virtu shares of the Company's common stock, par value $0.01 per share, having an offering price of up to $7,825. Any shares will be issued pursuant to the Company's Registration Statement. During the three months ended August 3, 2024, the Company did not make any offerings or sales of shares of common stock under the Virtu At-the-Market Offering. At August 3, 2024, $7,825 was available under the Virtu At-the-Market Offering.

The Company previously entered into an Open Market Sale AgreementSM with Jefferies LLC ("Jefferies At-the-Market Offering"), under which the Company was able to offer and sell, from time to time, up to 1,000,000 shares of common stock, par value $0.01 per share, which shares were included in the securities registered pursuant to the Registration Statement. Effective June 29, 2023, the Company terminated the Jefferies At-the-Market Offering. During the three and six months ended July 29, 2023, the Company did not make any offerings or sales of shares of common stock under the Jefferies At-the-Market Offering.

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

The following is a reconciliation of weighted average basic shares to weighted average diluted shares outstanding:

	Three Months Ended		Six Months Ended
	August 3,	July 29,	August 3,	July 29,
	2024	2023	2024	2023
Weighted-average shares—basic	12,569,488	12,428,339	12,538,695	12,385,347
Effect of dilutive equity securities	47,597	51,328	67,880	84,738
Weighted-average shares—diluted	12,617,085	12,479,667	12,606,575	12,470,085

For the three and six months ended August 3, 2024, 424,838 and 324,381, respectively, weighted average shares of share-based compensation were excluded from the computation of weighted average shares for diluted earnings per share, as their effect would have been anti-dilutive.

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

Note 11. Income Taxes

The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year. In interim periods where the entity is experiencing losses, an entity must make assumptions concerning its future taxable income and determine whether the realization of future tax benefits is more likely than not. For the six months ended August 3, 2024, the Company has year-to-date ordinary pre-tax losses for the interim period and is anticipating annual ordinary pre-tax income for the fiscal year. The Company has determined that it is more likely than not that the tax benefit of the year-to-date ordinary pre-tax loss will not be realized in the current or future years and as such, tax provisions for the interim periods should not be recognized until the company has year-to-date ordinary pre-tax income. The benefit for income taxes of $794 for the three months ended August 3, 2024 was due to the reversal of the $794 ordinary tax expense recorded during the first quarter of fiscal 2024 from applying the Company’s estimated effective tax rate at the time for the fiscal year to the first quarter pre-tax loss, excluding discrete items. As of the first quarter, the Company was anticipating an annual ordinary pre-tax loss for the fiscal year.

The benefit for income taxes of $1,681 for the six months ended August 3, 2024 represents the discrete tax benefit recorded during the first quarter of fiscal 2024 primarily recognized from the reversal of a portion of the non-cash deferred tax liability related to the Company's equity method investment, which a portion can now be used as a source of income to support the realization of certain deferred tax assets related to the Company's net operating losses.

The benefit for income taxes of $592 for the three months ended July 29, 2023 resulted from applying the Company’s estimated effective tax rate for the fiscal year to the three months (loss) income before income taxes and equity in net income (loss) of equity method investment, excluding discrete items. Discrete items for the second quarter included the $32,043 gain on the sale of Vince intellectual property ("Vince IP Sale Gain") and $2,041 in transaction expenses related to the transaction with Authentic Brands Group. Tax expense associated with these discrete items is not material as the Company has substantial net operating losses, both at the federal and state levels, for which a full valuation allowance is maintained against these deferred tax assets.

The benefit for income taxes of $5,877 for the six months ended July 29, 2023 was due to a $6,127 discrete tax impact from the change in classification of the Company's Vince tradename indefinite-lived intangibles to Assets Held for Sale during the first quarter of fiscal 2023, offset by $250 of tax expense from applying the Company's estimated effective tax rate for the fiscal year to the six-month (loss) income before income taxes and equity in net income (loss) of equity method investment, excluding discrete items. The change in classification of the Company's Vince tradename indefinite-lived intangibles resulted in a reversal of the non-cash deferred tax liability previously created by the amortization of indefinite-lived tradename intangible asset recognized for tax but not for book purposes, as this non-cash deferred tax liability can now be used as a source to support the realization of certain deferred tax assets related to the Company's net operating losses.

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

Total lease cost is included in SG&A expense in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and is recorded net of immaterial sublease income. Some leases have a non-cancelable lease term of less than one year and therefore, the Company has elected to exclude these short-term leases from its ROU asset and lease liabilities. Short term lease costs were immaterial for the six months ended August 3, 2024 and July 29, 2023. The Company's lease cost is comprised of the following:

	Three Months Ended		Six Months Ended
	August 3,	July 29,	August 3,	July 29,
(in thousands)	2024	2023	2024	2023
Operating lease cost	$5,479	$4,307	$10,951	$8,104
Variable operating lease cost	54	57	152	85
Total lease cost	$5,533	$4,364	$11,103	$8,189

The operating lease cost for the six months ended July 29, 2023, included a benefit of $779 for the correction of an error recorded within SG&A expenses related to a lease modification that occurred during fiscal 2022 for a Vince retail store, leading to an overstatement of the ROU assets and an overstatement of the lease obligations in fiscal 2022.

As of August 3, 2024, the future maturity of lease liabilities are as follows:

August 3,
(in thousands)	2024
Fiscal 2024	10,164
Fiscal 2025	20,757
Fiscal 2026	17,788
Fiscal 2027	14,271
Fiscal 2028	13,360
Thereafter	37,458
Total lease payments	113,798
Less: Imputed interest	(23,307)
Total operating lease liabilities	$90,491

The operating lease payments do not include any renewal options as such leases are not reasonably certain of being renewed as of August 3, 2024, and do not include $20,705 of legally binding minimum lease payments for leases signed but not yet commenced.

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

On May 3, 2024, V Opco, LLC (formerly, Vince, LLC) ("V Opco") completed the sale of all outstanding shares of Rebecca Taylor, Inc., which held the Rebecca Taylor business prior to the wind-down, to Nova Acquisitions, LLC. See Note 2 "Recent Transactions" for further information.

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

Summary information for the Company's reportable segments is presented below.

(in thousands)	Vince Wholesale	Vince Direct-to-consumer	Rebecca Taylor and Parker	Unallocated Corporate	Total
Three Months Ended August 3, 2024
Net Sales	$47,184	$26,985	$—	$—	$74,169
Income (loss) before income taxes and equity in net income of equity method investment	16,663	(1,398)	—	(15,782)	(517)

Three Months Ended July 29, 2023
Net Sales (1)	$36,407	$32,930	$110	$—	$69,447
Income before income taxes and equity in net income of equity method investment (3)(4)	11,360	1,098	1,257	14,998	28,713

Six Months Ended August 3, 2024
Net Sales	$77,441	$55,899	$—	$—	$133,340
Income (loss) before income taxes and equity in net loss of equity method investment (2)	26,847	(1,462)	7,633	(29,577)	3,441

Six Months Ended July 29, 2023
Net Sales (1)	$68,874	$64,438	$191	$—	$133,503
Income (loss) before income taxes and equity in net income of equity method investment (3)(4)	19,931	2,199	2,449	(1,532)	23,047

(in thousands)	Vince Wholesale	Vince Direct-to-consumer	Rebecca Taylor and Parker	Unallocated Corporate	Total
August 3, 2024
Total Assets	$71,797	$93,863	$—	$87,963	$253,623

February 3, 2024
Total Assets	$51,489	$87,648	$—	$86,012	$225,149

(1) Net sales for the Rebecca Taylor and Parker reportable segment for the three and six months ended July 29, 2023 consisted of $110 and $191, respectively, through wholesale distribution channels of residual revenue contracted prior to the sale of the Rebecca Taylor tradename.

(2) Income (loss) before income taxes and equity in net loss of equity method investment for the Rebecca Taylor and Parker reportable segment for the six months ended August 3, 2024 primarily consists of the gain recognized on the sale of Rebecca Taylor. See Note 2 "Recent Transactions" for further information.

(3) Rebecca Taylor and Parker reportable segment for the three months ended July 29, 2023 includes a net benefit of $1,126 from the wind down of the Rebecca Taylor business. Rebecca Taylor and Parker reportable segment for the six months ended July 29, 2023 includes a $765 gain associated with the sale of the Parker tradename, a net benefit of $1,750 from the wind down of the Rebecca Taylor business, and $150 of transaction related expenses associated with the sale of the Parker tradename. See Note 2 "Recent Transactions" for further information.

(4) Unallocated Corporate for the three and six months ended July 29, 2023 includes the $32,043 gain associated with the Asset Sale and $2,041 and $4,782, respectively, of transaction related expenses associated with the Asset Sale. See Note 2 "Recent Transactions" for further information.

Note 14. Related Party Transactions

Operating Agreement

On May 25, 2023, V Opco, LLC (formerly, Vince, LLC) ("V Opco") and ABG Vince entered into the Operating Agreement, which, among other things, provides for the management of the business and the affairs of ABG Vince, the allocation of profits and losses, the distribution of cash of ABG Vince among its members and the rights, obligations and interests of the members to each other and to V Opco. See Note 2 "Recent Transactions" for further information.

During the three and six months ended August 3, 2024, the Company received distributions of cash of $640 and $1,247, respectively, under the Operating Agreement.

License Agreement

On May 25, 2023, V Opco and ABG Vince entered into the License Agreement, whereby V Opco is required to pay ABG Vince a royalty on net sales of Licensed Products and committed to an annual guaranteed minimum royalty of $11,000. See Note 2 "Recent Transactions" for further information.

During the three and six months ended August 3, 2024, the Company paid $2,750 and $7,511 under the License Agreement. At August 3, 2024, $749 was included within Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets.

Third Lien Credit Agreement

On December 11, 2020, V Opco entered into the $20,000 Third Lien Credit Facility pursuant to the Third Lien Credit Agreement, by and among V Opco as the borrower, SK Financial, as agent and lender, and other lenders from time-to-time party thereto. SK Financial is an affiliate of Sun Capital, whose affiliates own, as of August 3, 2024, approximately 67% of the Company's common stock. The Third Lien Credit Facility was reviewed and approved by the Special Committee of the Company's Board of Directors, consisting solely of directors not affiliated with Sun Capital, which committee was represented by independent legal advisors.

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

During the three months ended August 3, 2024 and July 29, 2023, the Company incurred expenses of $1 and $1, respectively, under the Sun Capital Consulting Agreement. During the six months ended August 3, 2024 and July 29, 2023, the Company incurred expenses of $10 and $4, respectively, under the Sun Capital Consulting Agreement.

Note 15. Subsequent Event

On September 16, 2024, the Company announced that its Board of Directors has authorized a stock repurchase program of up to $1 million of VNCE common stock, par value $0.01 per share. The stock repurchase program does not obligate the Company to acquire any particular amount of common stock, and it may be modified, extended or terminated by the Board of Directors at any time. The Company expects to fund the repurchases through cash on hand and future cash flow from operations.

Under the stock repurchase program, the Company may repurchase shares of common stock from time to time in open market transactions or in privately negotiated transactions as permitted under applicable rules and regulations of the Securities and Exchange Commission and subject to market conditions and other relevant factors. Open market repurchases will be conducted in accordance with the limitations set forth in Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and applicable legal requirements. The timing, volume and nature of such purchases will be determined at the sole discretion of the Company's management at prices the Company considers attractive and in the best interests of the Company, subject to the availability of stock, general market conditions, trading price, alternate uses for capital, the Company's financial performance, both present and anticipated, and to partially offset dilution from events such as vesting of stock-based compensation and secondary offerings and/or distribution of stock by our majority stockholder, as well as applicable securities laws. No assurance can be given that any particular amount of common stock will be repurchased. All or some portion of the repurchases may be made pursuant to trading plans under Rule 10b5-1 under the Exchange Act, which will permit shares to be repurchased when the Company might otherwise be precluded from doing so because of self-imposed trading blackout periods or other regulatory restrictions.

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

Vince, established in 2002, is a leading global luxury apparel and accessories brand best known for creating elevated yet understated pieces for every day effortless style. Vince operates 47 full-price retail stores, 14 outlet stores, the e-commerce site, vince.com, and the subscription service Vince Unfold, vinceunfold.com. Vince is also available through premium wholesale channels globally.

On April 21, 2023 the Company entered into a strategic partnership ("Authentic Transaction") with Authentic Brands Group, LLC ("Authentic"), a global brand development, marketing and entertainment platform, whereby the Company will contribute its intellectual property to a newly formed Authentic subsidiary ("ABG Vince") for cash consideration and a membership interest in ABG Vince. The Company closed the Asset Sale on May 25, 2023. On May 25, 2023, in connection with the Authentic Transaction, V Opco, LLC (formerly, Vince, LLC) ("V Opco"), entered into a License Agreement (the "License Agreement") with ABG Vince, which provides V Opco with an exclusive, long-term license to use the Licensed Property in the Territory to the Approved Accounts (each as defined in the License Agreement). See Note 2 "Recent Transactions" within the notes to the Condensed Consolidated Financial Statements in this Quarterly Report for further information.

Rebecca Taylor, founded in 1996 in New York City, was a contemporary womenswear line lauded for its signature prints, romantic detailing and vintage inspired aesthetic, reimagined for a modern era. On September 12, 2022, the Company announced its decision to wind down the Rebecca Taylor business. On December 22, 2022, the Company's indirectly wholly owned subsidiary, Rebecca Taylor, Inc., completed the sale of its intellectual property and certain related ancillary assets to RT IPCO, LLC, an affiliate of Ramani Group. On May 3, 2024, V Opco completed the sale of all outstanding shares of Rebecca Taylor, Inc. to Nova Acquisitions, LLC. See Note 2 "Recent Transactions" within the notes to the Condensed Consolidated Financial Statements in this Quarterly Report for further information.

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

The Company has identified three reportable segments: Vince Wholesale, Vince Direct-to-consumer and Rebecca Taylor and Parker.

Transformation Program

Beginning in the current fiscal year, the Company has implemented a transformation program focused on driving enhanced profitability through an improved gross margin profile and optimized expense structure. The transformation program is focused on improving the Company’s gross margin profile and driving cost efficiencies. The Company expects to achieve these goals primarily through streamlining manufacturing and production operations, reducing promotional activity and optimizing the breadth and depth of markdowns, and enhancing efficiencies within store operations, corporate overhead and third-party spend.

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

The following table presents, for the periods indicated, our operating results as a percentage of net sales, as well as earnings per share data:

	Three Months Ended				Six Months Ended
	August 3, 2024		July 29, 2023		August 3, 2024		July 29, 2023
		% of Net		% of Net		% of Net		% of Net
	Amount	Sales	Amount	Sales	Amount	Sales	Amount	Sales
(in thousands, except per share data and percentages)
Statements of Operations:
Net sales	$74,169	100.0%	$69,447	100.0%	$133,340	100.0%	$133,503	100.0%
Cost of products sold	39,038	52.6%	37,099	53.4%	68,296	51.2%	71,563	53.6%
Gross profit	35,131	47.4%	32,348	46.6%	65,044	48.8%	61,940	46.4%
Gain on sale of intangible assets	—	0.0%	(32,043)	(46.1)%	—	0.0%	(32,808)	(24.6)%
Gain on sale of subsidiary	—	0.0%	—	0.0%	(7,634)	(5.7)%	—	0.0%
Selling, general and administrative expenses	34,001	45.8%	31,541	45.4%	65,944	49.5%	64,274	48.1%
Income from operations	1,130	1.5%	32,850	47.3%	6,734	5.1%	30,474	22.8%
Interest expense, net	1,647	2.2%	4,137	6.0%	3,293	2.5%	7,427	5.6%
(Loss) income before income taxes and equity in net income (loss) of equity method investment	(517)	(0.7)%	28,713	41.3%	3,441	2.6%	23,047	17.3%
Benefit for income taxes	(794)	(1.1)%	(592)	(0.9)%	(1,681)	(1.2)%	(5,877)	(4.4)%
Income before equity in net income (loss) of equity method investment	277	0.4%	29,305	42.2%	5,122	3.8%	28,924	21.7%
Equity in net income (loss) of equity method investment	292	0.4%	207	0.3%	(173)	(0.1)%	207	0.2%
Net income	$569	0.8%	$29,512	42.5%	$4,949	3.7%	$29,131	21.8%
Earnings per share:
Basic earnings per share	$0.05		$2.37		$0.39		$2.35
Diluted earnings per share	$0.05		$2.36		$0.39		$2.34

Three Months Ended August 3, 2024 Compared to Three Months Ended July 29, 2023

Net sales for the three months ended August 3, 2024 were $74,169, increasing $4,722, or 6.8%, versus $69,447 for the three months ended July 29, 2023.

Gross profit increased 8.6% to $35,131 for the three months ended August 3, 2024 from $32,348 in the prior year second quarter. As a percentage of sales, gross margin was 47.4%, compared with 46.6% in the prior year second quarter. The total gross margin rate increase was primarily driven by the following factors:

•
The favorable impact from lower product costing, freight costs, and higher pricing which contributed positively by approximately 510 basis points; partly offset by
•
The unfavorable impact of channel mix contributed negatively by approximately 220 basis points; and
•
The unfavorable impact from royalty expense associated with the License Agreement with ABG Vince contributed negatively by approximately 180 basis points.

Gain on sale of intangible assets for the three months ended July 29, 2023 was $32,043 related to the sale of the Vince intellectual property and certain related ancillary assets. See Note 2 "Recent Transactions" to the Condensed Consolidated Financial Statements in this Quarterly Report for further information.

Selling, general and administrative ("SG&A") expenses for the three months ended August 3, 2024 were $34,001, increasing $2,460, or 7.8%, versus $31,541 for the three months ended July 29, 2023. SG&A expenses as a percentage of sales were 45.8% and 45.4% for the three months ended August 3, 2024 and July 29, 2023, respectively. The change in SG&A expenses compared to the prior fiscal year period was primarily due to:

•
$2,058 increase in rent and occupancy primarily due to lease modifications effective in the second quarter of fiscal 2023;
•
$1,780 of increased compensation and benefits due primarily to higher severance and bonuses; and
•
$481 of increased marketing and advertising expenses due primarily to lower spend in the prior comparable period; partly offset by
•
$2,041 decrease due to transaction-related expenses associated with the Asset Sale in fiscal 2023; and
•
$238 decrease in total SG&A expenses resulting from the wind down of the Rebecca Taylor brand.

Interest expense, net decreased $2,490, or 60.2%, to $1,647 in the three months ended August 3, 2024 from $4,137 in the three months ended July 29, 2023, primarily due to a $1,755 write-off of deferred financing costs and a $553 prepayment penalty both associated with the termination of the Term Loan Credit Facility, as well as an $828 write-off of deferred financing costs associated with the termination of the 2018 Revolving Credit Facility, incurred in the prior comparative quarter ended July 29, 2023, partially offset by an increase in interest expense related to the Third Lien credit facility.

Benefit for income taxes for the three months ended August 3, 2024 was $794, due to the reversal of the $794 ordinary tax expense recorded during the first quarter of fiscal 2024 as the Company has year-to-date ordinary pre-tax losses for the interim period and is anticipating annual ordinary pre-tax income for the fiscal year. The Company has determined that it is more likely than not that the tax benefit of the year-to-date ordinary pre-tax loss will not be realized in the current or future years and as such, tax provisions for the interim periods should not be recognized until the Company has year-to-date ordinary pre-tax income.

The benefit for income taxes was $592 for the three months ended July 29, 2023 which is due to applying the Company’s estimated effective tax rate for the fiscal year to the three months (loss) income before income taxes and equity in net income (loss) of equity method investment, excluding discrete items. Discrete items for the second quarter included the $32,043 Vince IP Sale Gain and $2,041 in transaction expenses related to the transaction with Authentic Brands Group. Tax expense associated with these discrete items is not material as the Company has substantial net operating losses, both at the federal and state levels, for which a full valuation allowance is maintained against these deferred tax assets.

Equity in net income (loss) of equity method investment for the three months ended August 3, 2024 and July 29, 2023 was $292 and $207, respectively, and was related to the Company's 25% membership interest in ABG Vince.

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

On May 3, 2024, V Opco completed the sale of all outstanding shares of Rebecca Taylor, Inc., which held the Rebecca Taylor business prior to the wind-down, to Nova Acquisitions, LLC.

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

	Three Months Ended
	August 3,	July 29,
(in thousands)	2024	2023
Net Sales:
Vince Wholesale	$47,184	$36,407
Vince Direct-to-consumer	26,985	32,930
Rebecca Taylor and Parker	—	110
Total net sales	$74,169	$69,447

Income (loss) from operations:
Vince Wholesale	$16,663	$11,360
Vince Direct-to-consumer	(1,398)	1,098
Rebecca Taylor and Parker	—	1,257
Subtotal	15,265	13,715
Unallocated corporate	(14,135)	19,135
Total income from operations	$1,130	$32,850

________

(1) Unallocated corporate for the three months ended July 29, 2023 includes the $32,043 gain related to the sale of the Vince intellectual property and certain related ancillary assets.

Vince Wholesale

	Three Months Ended
(in thousands)	August 3, 2024	July 29, 2023	$ Change
Net sales	$47,184	$36,407	$10,777
Income from operations	16,663	11,360	5,303

Net sales from our Vince Wholesale segment increased $10,777, or 29.6%, to $47,184 in the three months ended August 3, 2024 from $36,407 in the three months ended July 29, 2023, due to both higher full-price and off-price shipments.

Income from operations from our Vince Wholesale segment increased $5,303, or 46.7%, to $16,663 in the three months ended August 3, 2024 from $11,360 in the three months ended July 29, 2023, primarily driven by increased net sales and improved gross margin, partially offset by royalty expense associated with the License Agreement with ABG Vince.

Vince Direct-to-consumer

	Three Months Ended
(in thousands)	August 3, 2024	July 29, 2023	$ Change
Net sales	$26,985	$32,930	$(5,945)
(Loss) income from operations	(1,398)	1,098	(2,496)

Net sales from our Vince Direct-to-consumer segment decreased $5,945, or 18.1%, to $26,985 in the three months ended August 3, 2024 from $32,930 in the three months ended July 29, 2023. Comparable sales decreased $4,000, or 13.6%, including e-commerce, primarily due to a decrease in e-commerce volume. Non-comparable sales, including Vince Unfold, declined $1,945. Since July 29, 2023, five net stores have closed bringing our total retail store count to 61 (consisting of 47 full price stores and 14 outlet stores) as of August 3, 2024, compared to 66 (consisting of 49 full price stores and 17 outlet stores) as of July 29, 2023.

Our Vince Direct-to-consumer segment had a loss from operations of $1,398 in the three months ended August 3, 2024 compared to income from operations of $1,098 in the three months ended July 29, 2023. The change was primarily driven by a decrease in sales. The prior comparative quarter also included lease modifications that partially offset rent expense. The loss from operations in the current quarter was partially offset by an improved gross margin that was unfavorably impacted by royalty expenses associated with the License Agreement with ABG Vince.

Rebecca Taylor and Parker

	Three Months Ended
(in thousands)	August 3, 2024	July 29, 2023	$ Change
Net sales	$—	$110	$(110)
Income from operations	—	1,257	(1,257)

Net sales from our Rebecca Taylor and Parker segment decreased $110, or 100.0%, to $0 in the three months ended August 3, 2024 from $110 in the three months ended July 29, 2023, as a result of the wind down of the Rebecca Taylor and Parker businesses.

Our Rebecca Taylor and Parker segment had income from operations of $0 in the three months ended August 3, 2024 compared to income from operations of $1,257 in the three months ended July 29, 2023. The change was primarily driven by the wind down and sale of the Rebecca Taylor business. In addition, income from operations for the three months ended July 29, 2023 includes a net benefit of $1,126 from the wind down of the Rebecca Taylor business, primarily related to the release of operating lease liabilities as a result of lease terminations.

Six Months Ended August 3, 2024 Compared to Six Months Ended July 29, 2023

Net sales for the six months ended August 3, 2024 were $133,340, decreasing $163, or 0.1%, versus $133,503 for the six months ended July 29, 2023.

Gross profit increased 5.0% to $65,044 for the six months ended August 3, 2024 from $61,940 in the six months ended July 29, 2023. As a percentage of sales, gross margin was 48.8%, compared with 46.4% in the six months ended July 29, 2023. The total gross margin rate increase was primarily driven by the following factors:

•
The favorable impact from lower product costing, freight costs, and higher pricing which contributed positively by approximately 410 basis points;
•
The favorable impact from lower promotional activity in the Direct-to-consumer segment and lower discounting, which contributed approximately 320 basis points; partly offset by
•
The unfavorable impact from royalty expense associated with the License Agreement with ABG Vince contributed negatively by approximately 310 basis points; and
•
The unfavorable impact of channel and product mix contributed negatively by approximately 110 basis points.

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

Gain on sale of subsidiary for the six months ended August 3, 2024 was $7,634 related to the sale of Rebecca Taylor. See Note 2 "Recent Transactions" to the Condensed Consolidated Financial Statements in this Quarterly Report for further information.

SG&A expenses for the six months ended August 3, 2024 were $65,944, increasing $1,670, or 2.6%, versus $64,274 for the six months ended July 29, 2023. SG&A expenses as a percentage of sales were 49.5% and 48.1% for the six months ended August 3, 2024 and July 29, 2023, respectively. The change in SG&A expenses compared to the prior fiscal year period was primarily due to:

•
$4,003 increase in rent and occupancy primarily due to lease modifications effective in the second quarter of fiscal 2023;
•
$2,364 of increased compensation and benefits due primarily to higher severance and bonuses; and
•
$827 of increased marketing and advertising costs; partly offset by
•
$4,782 decrease due to transaction-related expenses associated with the Asset Sale in fiscal 2023; and
•
$506 decrease in total SG&A expenses resulting from the wind down of the Rebecca Taylor brand.

Interest expense, net decreased $4,134, or 55.7%, to $3,293 in the six months ended August 3, 2024 from $7,427 in the six months ended July 29, 2023 primarily due to a $1,755 write-off of deferred financing costs and a $553 prepayment penalty both associated with the termination of the Term Loan Credit Facility, as well as an $828 write-off of deferred financing costs associated with the termination of the 2018 Revolving Credit Facility, incurred in the prior comparative quarter ended July 29, 2023. In addition, the decrease was attributable to an overall reduction of debt primarily through the termination of the Term Loan Credit Facility in the second quarter of fiscal 2023 and lower levels of debt under the revolving credit facilities, partially offset by an increase in interest expense related to the Third Lien credit facility.

Benefit for income taxes for the six months ended August 3, 2024 was $1,681. The benefit represents the discrete tax benefit recorded during the first quarter of fiscal 2024 primarily recognized from the reversal of a portion of the non-cash deferred tax liability related to the Company's equity method investment, which a portion can now be used as a source of income to support the realization of certain deferred tax assets related to the Company's net operating losses.

The benefit for income taxes was $5,877 for the six months ended July 29, 2023. This benefit was due to a $6,127 discrete tax impact from the change in classification of the Company's Vince tradename indefinite-lived intangibles to Assets Held for Sale during the first quarter of fiscal 2023, offset by $250 of tax expense from applying the Company's estimated effective tax rate for the fiscal year to the six-months (loss) income before income taxes and equity in net income (loss) of equity method investment, excluding discrete items. The change in classification of the Company's Vince tradename indefinite-lived intangibles resulted in a reversal of the non-cash deferred tax liability previously created by the amortization of indefinite-lived tradename intangible asset recognized for tax but not for book purposes, as this non-cash deferred tax liability can now be used as a source to support the realization of certain deferred tax assets related to the Company's net operating losses. See Note 11 "Income Taxes" to the Condensed Consolidated Financial Statements in this Quarterly Report for further information.

Equity in net income (loss) of equity method investment for the six months ended August 3, 2024 and July 29, 2023 was a loss of $173 and income of $207, respectively, and was related to the Company's 25% membership interest in ABG Vince.

Performance by Segment

	Six Months Ended
	August 3,	July 29,
(in thousands)	2024	2023
Net Sales:
Vince Wholesale	$77,441	$68,874
Vince Direct-to-consumer	55,899	64,438
Rebecca Taylor and Parker	-	191
Total net sales	$133,340	$133,503

Income (loss) from operations:
Vince Wholesale	$26,847	$19,931
Vince Direct-to-consumer	(1,462)	2,199
Rebecca Taylor and Parker	7,633	2,449
Subtotal	33,018	24,579
Unallocated corporate	(26,284)	5,895
Total income from operations	$6,734	$30,474

________

(1) Unallocated corporate for the six months ended July 29, 2023 includes the $32,043 gain related to the sale of the Vince intellectual property and certain related ancillary assets.

Vince Wholesale

	Six Months Ended
(in thousands)	August 3, 2024	July 29, 2023	$ Change
Net sales	$77,441	$68,874	$8,567
Income from operations	26,847	19,931	6,916

Net sales from our Vince Wholesale segment increased $8,567, or 12.4%, to $77,441 in the six months ended August 3, 2024 from $68,874 in the six months ended July 29, 2023, primarily due to higher full-price shipments.

Income from operations from our Vince Wholesale segment increased $6,916, or 34.7%, to $26,847 in the six months ended August 3, 2024 from $19,931 in the six months ended July 29, 2023, primarily driven by increased net sales and improved gross margin, partially offset by royalty expense associated with the License Agreement with ABG Vince.

Vince Direct-to-consumer

	Six Months Ended
(in thousands)	August 3, 2024	July 29, 2023	$ Change
Net sales	$55,899	$64,438	$(8,539)
(Loss) income from operations	(1,462)	2,199	(3,661)

Net sales from our Vince Direct-to-consumer segment decreased $8,539, or 13.3%, to $55,899 in the six months ended August 3, 2024 from $64,438 in the six months ended July 29, 2023. Comparable sales decreased $5,022, or 8.7%, including e-commerce, primarily due to a decrease in e-commerce volume. Non-comparable sales, including Vince Unfold, declined $3,517. Since July 29, 2023, one net store has closed bringing our total retail store count to 61 (consisting of 47 full price stores and 14 outlet stores) as of August 3, 2024, compared to 66 (consisting of 49 full price stores and 17 outlet stores) as of July 29, 2023.

Our Vince Direct-to-consumer segment had a loss from operations of $1,462 in the six months ended August 3, 2024 compared to income from operations of $2,199 in the six months ended July 29, 2023. The change was primarily driven by an increase in SG&A expenses, due mainly to lower rent expense in the prior comparative period related to lease modifications, and lower sales. The loss from operations was partially offset by an improved gross margin that was unfavorably impacted by royalty expenses associated with the License Agreement with ABG Vince.

Rebecca Taylor and Parker

	Six Months Ended
(in thousands)	August 3, 2024	July 29, 2023	$ Change
Net sales	$-	$191	$(191)
Income from operations	7,633	2,449	5,184

Net sales from our Rebecca Taylor and Parker segment decreased $191, or 100.0%, to $0 in the six months ended August 3, 2024 from $191 in the six months ended July 29, 2023 primarily due to the wind down of the Rebecca Taylor and Parker businesses.

Our Rebecca Taylor and Parker segment had a gain from operations of $7,633 in the six months ended August 3, 2024 compared to a gain from operations of $2,449 in the six months ended July 29, 2023. The change was driven by the gain on sale of Rebecca Taylor. In addition, income from operations for the six months ended July 29, 2023 includes a net benefit of $1,750 from the wind down of the Rebecca Taylor business, primarily related to the release of operating lease liabilities as a result of lease terminations, a $765 gain associated with the sale of the Parker tradename and $150 of transaction related expenses associated with the sale of the Parker tradename.

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

Operating Activities

	Six Months Ended
(in thousands)	August 3, 2024	July 29, 2023
Operating activities
Net income	$4,949	$29,131
Add (deduct) items not affecting operating cash flows:
Depreciation and amortization	2,035	2,538
Provision for bad debt	13	63
Gain on sale of intangible assets	—	(32,808)
Gain on sale of subsidiary	(7,634)
Loss on disposal of property and equipment	33	140
Amortization of deferred financing costs	158	593
Deferred income taxes	(1,346)	(5,958)
Share-based compensation expense	250	813
Capitalized PIK Interest	2,278	1,873
Loss on debt extinguishment	—	3,136
Equity in net loss of equity method investment, net of distributions	1,420	(207)
Changes in assets and liabilities:
Receivables, net	(14,396)	(189)
Inventories	(7,564)	4,939
Prepaid expenses and other current assets	(2,281)	(2,263)
Accounts payable and accrued expenses	15,740	(17,947)
Other assets and liabilities	(727)	(4,014)
Net cash used in operating activities	$(7,072)	$(20,160)

Net cash used in operating activities during the six months ended August 3, 2024 was $7,072, which consisted of net income of $4,949, impacted by non-cash items of $(2,793) consisting primarily of the gain on sale of subsidiary, and cash used in working capital of $9,228. Net cash used in working capital primarily resulted from cash outflows due to an increase in receivables driven by the timing of sales, an increase in inventories due to seasonal cadence, and cash outflows in prepaid expenses and other current assets, primarily due to prepaid royalty expenses, partially offset by an increase in accounts payable and accrued expenses, primarily due to seasonal increases in inventory.

Net cash used in operating activities during the six months ended July 29, 2023 was $20,160, which consisted of a net income of $29,131, impacted by non-cash items of $(29,817) and cash used in working capital of $19,474. Net cash used in working capital primarily resulted from a cash outflow in accounts payable and accrued expenses of $17,947 primarily due to the timing of payments to vendors.

Investing Activities

	Six Months Ended
(in thousands)	August 3, 2024	July 29, 2023
Investing activities
Payments for capital expenditures	$(1,421)	$(377)
Transaction costs related to equity method investment	—	$(525)
Proceeds from sale of intangible assets	—	77,525
Net cash (used in) provided by investing activities	$(1,421)	$76,623

Net cash used in investing activities of $1,421 during the six months ended August 3, 2024 represents capital expenditures primarily related to retail store buildouts, including leasehold improvements and store fixtures.

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

Financing Activities

	Six Months Ended
(in thousands)	August 3, 2024	July 29, 2023
Financing activities
Proceeds from borrowings under the Revolving Credit Facilities	$99,700	$173,665
Repayment of borrowings under the Revolving Credit Facilities	(91,570)	(192,486)
Repayment of borrowings under the Term Loan Facilities	—	(29,378)
Tax withholdings related to restricted stock vesting	(55)	(134)
Proceeds from stock option exercises, restricted stock vesting, and issuance of common stock under employee stock purchase plan	14	27
Financing fees	(8)	(3,002)
Net cash provided by (used in) financing activities	$8,081	$(51,308)

Net cash provided by financing activities was $8,081 during the six months ended August 3, 2024, primarily consisting of $8,130 of net borrowings under the Company's revolving credit facilities.

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

Term Loan Credit Facility

On September 7, 2021, V Opco entered into a $35,000 senior secured term loan credit facility (the "Term Loan Credit Facility") pursuant to a Credit Agreement (the "Term Loan Credit Agreement"), as amended from time to time, by and among V Opco, as the borrower, the guarantors named therein, PLC Agent, LLC, as administrative agent and collateral agent, and the other lenders from time to time party thereto. Vince Holding Corp. and Vince Intermediate Holding, LLC ("Vince Intermediate") were guarantors under the Term Loan Credit Facility. The Term Loan Credit Facility would have matured on the earlier of September 7, 2026, and 91 days after the maturity date of the 2018 Revolving Credit Facility.

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

2023 Revolving Credit Facility

On June 23, 2023, V Opco, entered into a new $85,000 senior secured revolving credit facility (the "2023 Revolving Credit Facility") pursuant to a Credit Agreement (the "2023 Revolving Credit Agreement") by and among V Opco, the guarantors named therein, Bank of America, N.A. ("BofA"), as Agent, the other lenders from time to time party thereto, and BofA Securities, Inc., as sole lead arranger and sole bookrunner.

All outstanding amounts under the 2018 Revolving Credit Facility (as defined below) were repaid in full and such facility was terminated pursuant to the terms thereof as a result of all parties completing their obligations under such facility.

The 2023 Revolving Credit Facility provides for a revolving line of credit of up to the lesser of (i) the Borrowing Base (as defined in the 2023 Revolving Credit Agreement) and (ii) $85,000, as well as a letter of credit sublimit of $10,000. The 2023 Revolving Credit Agreement also permits V Opco to request an increase in aggregate commitments under the 2023 Revolving Credit Facility of up to $15,000, subject to customary terms and conditions. The 2023 Revolving Credit Facility matures on the earlier of June 23, 2028, and 91 days prior to the earliest maturity date of any Material Indebtedness (as defined in the 2023 Revolving Credit Agreement), including the subordinated indebtedness pursuant to the Third Lien Credit Agreement.

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

All obligations under the 2023 Revolving Credit Facility are guaranteed by the Company and Vince Intermediate and any future subsidiaries of the Company (other than Excluded Subsidiaries as defined in the 2023 Revolving Credit Agreement) and secured by a lien on substantially all of the assets of the Company, V Opco and Vince Intermediate and any future subsidiary guarantors, other than among others, equity interests in ABG Vince, as well as the rights of V Opco under the License Agreement.

The Company incurred a total of $0 and $8 of financing costs during the three and six months ended August 3, 2024, respectively, and incurred $1,150 of financing costs during the fiscal year 2023 ($1,124 was incurred during the three and six months ended July 29, 2023). In accordance with ASC Topic 470, "Debt", these financing costs were recorded as deferred debt issuance costs (which is presented within Other assets on the Condensed Consolidated Balance Sheets) and are amortized over the term of the 2023 Revolving Credit Facility.

As of August 3, 2024, the Company was in compliance with applicable covenants. As of August 3, 2024, $41,109 was available under the 2023 Revolving Credit Facility, net of the Loan Cap, and there were $22,357 of borrowings outstanding and $6,260 of letters of credit outstanding under the 2023 Revolving Credit Facility. The weighted average interest rate for borrowings outstanding under the 2023 Revolving Credit Facility as of August 3, 2024 was 8.2%.

2018 Revolving Credit Facility

On August 21, 2018, V Opco entered into an $80,000 senior secured revolving credit facility (the "2018 Revolving Credit Facility") pursuant to a credit agreement, as amended and restated from time to time, by and among V Opco, as the borrower, VHC and Vince Intermediate, as guarantors, Citizens Bank, N.A. ("Citizens"), as administrative agent and collateral agent, and the other lenders from time to time party thereto. On January 31, 2023, the Company repaid $125 of fees due in accordance with an amendment entered into on September 30, 2022. Upon the contemporaneous consummation of the Asset Sale, the lenders' commitments to extend credit was reduced to $70,000. The 2018 Revolving Credit Facility would have matured on June 30, 2024.

On June 23, 2023, all outstanding amounts under the 2018 Revolving Credit Facility were repaid in full and the 2018 Revolving Credit Facility was terminated pursuant to the terms thereof as a result of all parties completing their obligations under the 2018 Revolving Credit Facility. The Company recorded expense of $828 during the three and six months ended July 29, 2023, related to the write-off of the remaining deferred financing costs. As of August 3, 2024, no letters of credit remained in place with Citizens that were secured with restricted cash. Restricted cash is included in Prepaid Expenses and other current assets in the Condensed Consolidated Balance Sheets.

Third Lien Credit Facility

On December 11, 2020, V Opco entered into a $20,000 subordinated term loan credit facility (the "Third Lien Credit Facility") pursuant to a credit agreement (the "Third Lien Credit Agreement"), as amended from time to time, dated December 11, 2020, by and among V Opco, as the borrower, VHC and Vince Intermediate, as guarantors, and SK Financial Services, LLC ("SK Financial"), as administrative agent and collateral agent, and other lenders from time to time party thereto. The proceeds were received on December 11, 2020 and were used to repay a portion of the borrowings outstanding under the 2018 Revolving Credit Facility.

SK Financial is an affiliate of Sun Capital Partners, Inc. ("Sun Capital"), whose affiliates own, as of August 3, 2024, approximately 67% of the Company's common stock. The Third Lien Credit Facility was reviewed and approved by the Special Committee of the Company's Board of Directors, consisting solely of directors not affiliated with Sun Capital, which committee was represented by independent legal advisors.

Interest on loans under the Third Lien Credit Facility is payable in kind at a rate revised in connection with the Third Lien Third Amendment (as defined and discussed below) to be equal to the Daily Simple SOFR, subject to a credit spread adjustment of 0.10% per annum, plus 9.0%. During the continuance of certain specified events of default, interest may accrue on the loans under the Third Lien Credit Facility at a rate of 2.0% in excess of the rate otherwise applicable to such amount. The Third Lien Credit Facility contained representations, covenants, and conditions that were substantially similar to those under the 2018 Revolving Credit Facility.

The Company incurred $485 in deferred financing costs associated with the Third Lien Credit Facility of which a $400 closing fee is payable in kind and was added to the principal balance. These deferred financing costs are recorded as deferred debt issuance costs which will be amortized over the remaining term of the Third Lien Credit Facility.

All obligations under the Third Lien Credit Facility are guaranteed by the Company, Vince Intermediate and the Company's existing material domestic restricted subsidiaries as well as any future material domestic restricted subsidiaries and are secured on a junior basis relative to the 2023 Revolving Credit Facility by a lien on substantially all of the assets of the Company, Vince Intermediate, V Opco and the Company's existing material domestic restricted subsidiaries as well as any future material domestic restricted subsidiaries.

On April 21, 2023, V Opco entered into that certain Consent and Third Amendment to Credit Agreement (the "Third Lien Third Amendment"), which, among other things, (a) permitted the sale of the intellectual property of the Vince Business contemplated in the Asset Sale, (b) replaced LIBOR as an interest rate benchmark in favor of Daily Simple SOFR, subject to a credit spread adjustment of 0.10% per annum, plus 9.0% (c) amended the Third Lien Credit Agreement's maturity date to the earlier of (i) March 30, 2025 and (ii) 180 days after the maturity date under the 2018 Revolving Credit Facility, (d) reduced the capacity to incur indebtedness and liens, make investments, restricted payments and dispositions and repay certain indebtedness and (e) modified certain representations and warranties, covenants and events of default in respect of documentation related to the Asset Sale. The Third Lien Third Amendment became effective upon the consummation of the Asset Sale, the prepayment of the Term Loan Credit Facility in full and other transactions contemplated by the Asset Purchase Agreement.

On June 23, 2023, V Opco entered into the Fourth Amendment (the "Third Lien Fourth Amendment") to the Third Lien Credit Agreement which, among other things, (a) extended the Third Lien Credit Agreement's maturity date to the earlier of (i) September 30, 2028 and (ii) 91 days prior to the earliest maturity date of any Material Indebtedness (as defined therein) other than the 2023 Revolving Credit Facility and (b) modified certain representations and warranties, covenants and events of default in respect of documentation conforming to the terms of the 2023 Revolving Credit Facility.

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

A summary of our critical accounting estimates is included in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of our 2023 Annual Report on Form 10-K. As of August 3, 2024, there have been no material changes to the critical accounting estimates contained therein.

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

Under the supervision and with the participation of our interim Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of August 3, 2024.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended August 3, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None of our directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended August 3, 2024.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema

Exhibit Number	Exhibit Description
101.CAL	Inline XBRL Taxonomy Extension Calculation
101.PRE	Inline XBRL Taxonomy Extension Presentation
101.LAB	Inline XBRL Taxonomy Extension Labels
101.DEF	Inline XBRL Taxonomy Extension Definition
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date		Vince Holding Corp.

September 17, 2024	By:	/s/ John Szczepanski
John Szczepanski
Executive Vice President, Chief Financial Officer
(as duly authorized officer, and principal financial officer)