Form 10-Q
period 2024-11-02
VINCE HOLDING CORP.
filed 2024-12-12
CIK 1579157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 2, 2024

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

As of November 30, 2024, the registrant had 12,609,630 shares of common stock, $0.01 par value per share, outstanding.

VINCE HOLDING CORP. AND SUBSIDIARIES

TABLE OF CONTENTS

			Page Number
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements:		4

	a)	Unaudited Condensed Consolidated Balance Sheets at November 2, 2024 and February 3, 2024	4

	b)	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended November 2, 2024 and October 28, 2023	5

	c)	Unaudited Condensed Consolidated Statements of Stockholders' Equity for the three and nine months ended November 2, 2024 and October 28, 2023	6

	d)	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended November 2, 2024 and October 28, 2023	8

	e)	Notes to Unaudited Condensed Consolidated Financial Statements	9

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations		24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk		35

Item 4.	Controls and Procedures		35

PART II. OTHER INFORMATION			36

Item 1.	Legal Proceedings		36

Item 1A.	Risk Factors		36

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds		36

Item 3.	Defaults Upon Senior Securities		36

Item 4.	Mine Safety Disclosures		36

Item 5.	Other Information		36

Item 6.	Exhibits		37

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

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, and any statements incorporated by reference herein, contain forward-looking statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements are indicated by words or phrases such as "may," "will," "should," "believe," "expect," "seek," "anticipate," "intend," "estimate," "plan," "target," "project," "forecast," "envision" and other similar phrases. Although we believe the assumptions and expectations reflected in these forward-looking statements are reasonable, these assumptions and expectations may not prove to be correct and we may not achieve the results or benefits anticipated. These forward-looking statements are not guarantees of actual results, and our actual results may differ materially from those suggested in the forward-looking statements. These forward-looking statements involve a number of risks and uncertainties, some of which are beyond our control, including, without limitation: our ability to maintain the license agreement with ABG Vince; ABG Vince's expansion of the Vince brand into other categories and territories; ABG Vince's approval rights and other actions; our ability to maintain adequate cash flow from operations or availability under our revolving credit facility to meet our liquidity needs; our ability to realize the benefits of our strategic initiatives; our ability to execute and realize the enhanced profitability expectations of our transformation program; our ability to improve our profitability; the execution and management of our direct-to-consumer business growth plans; our ability to make lease payments when due; our ability to maintain our larger wholesale partners; our ability to remediate the identified material weakness in our internal control over financial reporting; our ability to comply with domestic and international laws, regulations and orders; our ability to anticipate and/or react to changes in customer demand and attract new customers, including in connection with making inventory commitments; our ability to remain competitive in the areas of merchandise quality, price, breadth of selection and customer service; our ability to attract and retain key personnel; seasonal and quarterly variations in our revenue and income; general economic conditions; further impairment of our goodwill; our ability to mitigate system security risk issues, such as cyber or malware attacks, as well as other major system failures; our ability to optimize our systems, processes and functions; our ability to comply with privacy-related obligations; our ability to ensure the proper operation of the distribution facilities by third-party logistics providers; fluctuations in the price, availability and quality of raw materials; commodity, raw material and other cost increases; the extent of our foreign sourcing; our reliance on independent manufacturers; other tax matters; and other factors as set forth from time to time in our Securities and Exchange Commission filings, including those described in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 2, 2024 (the "2023 Annual Report on Form 10-K") under the heading "Part I, Item 1A—Risk Factors" and any subsequently filed Quarterly Reports on Form 10-Q. We intend these forward-looking statements to speak only as of the date of this Quarterly Report on Form 10-Q and do not undertake to update or revise them as more information becomes available, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data, unaudited)

	November 2,	February 3,
	2024	2024
Assets
Current assets:
Cash and cash equivalents	$892	$357
Trade receivables, net of allowance for doubtful accounts of $291 and $377 at November 2, 2024 and February 3, 2024, respectively	29,445	20,671
Inventories, net	63,775	58,777
Prepaid expenses and other current assets	6,374	4,997
Total current assets	100,486	84,802
Property and equipment, net	6,784	6,972
Operating lease right-of-use assets, net	89,067	73,003
Goodwill	31,973	31,973
Equity method investment	23,554	26,147
Other assets	2,840	2,252
Total assets	$254,704	$225,149

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$27,024	$31,678
Accrued salaries and employee benefits	6,667	3,967
Other accrued expenses[1]	9,830	8,980
Short-term lease liabilities	14,174	16,803
Total current liabilities	57,695	61,428
Long-term debt[2]	50,600	43,950
Long-term lease liabilities	85,275	67,705
Deferred income tax liability	3,567	4,913
Other liabilities	463	—

Commitments and contingencies (Note 10)

Stockholders' equity:
Common stock at $0.01 par value (100,000,000 shares authorized, 12,609,630 and 12,506,556 shares issued and outstanding at November 2, 2024 and February 3, 2024, respectively)	126	125
Additional paid-in capital	1,145,261	1,144,740
Accumulated deficit	(1,088,336)	(1,097,634)
Accumulated other comprehensive income (loss)	53	(78)
Total stockholders' equity	57,104	47,153
Total liabilities and stockholders' equity	$254,704	$225,149

1 Includes accrued royalty expense of $432 as of November 2, 2024 and $361 as of February 3, 2024, which is with a related party.

2 Includes Third Lien Credit Facility, which is with a related party, of $33,437 and $29,982 as of November 2, 2024 and February 3, 2024, respectively.

See notes to unaudited condensed consolidated financial statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except share and per share data, unaudited)

	Three Months Ended		Nine Months Ended
	November 2,	October 28,	November 2,	October 28,
	2024	2023	2024	2023
Net sales	$80,162	$84,076	$213,502	$217,579
Cost of products sold[3]	40,104	46,891	108,400	118,454
Gross profit	40,058	37,185	105,102	99,125
Gain on sale of intangible assets	—	—	—	(32,808)
Gain on sale of subsidiary	—	—	(7,634)	—
Selling, general and administrative expenses	34,297	34,356	100,241	98,630
Income from operations	5,761	2,829	12,495	33,303
Interest expense, net[4]	1,691	1,993	4,984	9,420
Income before income taxes and equity in net income of equity method investment	4,070	836	7,511	23,883
Provision (benefit) for income taxes	—	509	(1,681)	(5,368)
Income before equity in net income of equity method investment	4,070	327	9,192	29,251
Equity in net income of equity method investment	279	656	106	863
Net income	$4,349	$983	$9,298	$30,114
Other comprehensive income (loss):
Foreign currency translation adjustments	1	(16)	131	(11)
Comprehensive income	$4,350	$967	$9,429	$30,103

Earnings per share:
Basic earnings per share	$0.35	$0.08	$0.74	$2.42
Diluted earnings per share	$0.34	$0.08	$0.74	$2.41
Weighted average shares outstanding:
Basic	12,604,528	12,492,278	12,560,720	12,420,991
Diluted	12,698,188	12,497,328	12,614,960	12,472,878

3 Includes royalty expense of $3,931 and $10,332 for the three and nine months ended November 2, 2024, respectively, and $4,018 and $6,253 for the three and nine months ended October 28, 2023, respectively, which is with a related party.

4 Includes capitalized PIK interest with the Third Lien Credit Facility of $1,177 and $3,455 for the three and nine months ended November 2, 2024, respectively, and $1,002 and $2,875 for the three and nine months ended October 28, 2023, respectively, which is with a related party.

See notes to unaudited condensed consolidated financial statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity

(in thousands, except share amounts, unaudited)

	Common Stock
	Number of Shares Outstanding	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of February 3, 2024	12,506,556	$125	$1,144,740	$(1,097,634)	$(78)	$47,153
Comprehensive income:
Net income	—	—	—	4,380	—	4,380
Foreign currency translation adjustment	—	—	—	—	123	123
Share-based compensation expense	—	—	(5)	—	—	(5)
Restricted stock unit vestings	1,486	—	—	—	—	—
Tax withholdings related to restricted stock vesting	(611)	—	(2)	—	—	(2)
Issuance of common stock related to Employee Stock Purchase Plan ("ESPP")	2,484	—	7	—	—	7
Balance as of May 4, 2024	12,509,915	$125	$1,144,740	$(1,093,254)	$45	$51,656
Comprehensive income:
Net income	—	—	—	569	—	569
Foreign currency translation adjustment	—	—	—	—	7	7
Share-based compensation expense	—	—	255	—	—	255
Restricted stock unit vestings	119,053	1	(1)	—	—	—
Tax withholdings related to restricted stock vesting	(30,804)	—	(53)	—	—	(53)
Issuance of common stock related to ESPP	5,109	—	7	—	—	7
Balance as of August 3, 2024	12,603,273	$126	$1,144,948	$(1,092,685)	$52	$52,441
Comprehensive income:
Net income	—	—	—	4,349	—	4,349
Foreign currency translation adjustment	—	—	—	—	1	1
Share-based compensation expense	—	—	307	—	—	307
Restricted stock unit vestings	3,142	—	—	—	—	—
Tax withholdings related to restricted stock vesting	(436)	—	(1)	—	—	(1)
Issuance of common stock related to ESPP	3,651	—	7	—	—	7
Balance as of November 2, 2024	12,609,630	$126	$1,145,261	$(1,088,336)	$53	$57,104

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

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands, unaudited)

	Nine Months Ended
	November 2, 2024	October 28, 2023
Operating activities
Net income	$9,298	$30,114
Add (deduct) items not affecting operating cash flows:
Depreciation and amortization	3,066	3,703
Allowance for doubtful accounts	(32)	(17)
Gain on sale of intangible assets	—	(32,808)
Gain on sale of subsidiary	(7,634)	—
Loss on disposal of property and equipment	40	230
Amortization of deferred financing costs	239	673
Deferred income taxes	(1,346)	(5,905)
Share-based compensation expense	557	1,155
Capitalized PIK Interest due to loan with related party	3,455	2,875
Loss on debt extinguishment	—	3,136
Equity in net income of equity method investment, net of distributions	2,593	(475)
Changes in assets and liabilities:
Receivables, net	(8,742)	(7,584)
Inventories	(4,992)	20,441
Prepaid expenses and other current assets	(2,072)	(366)
Accounts payable and accrued expenses	6,334	(23,921)
Other assets and liabilities	(1,397)	(4,372)
Net cash used in operating activities	(633)	(13,121)
Investing activities
Payments for capital expenditures	(2,725)	(920)
Transaction costs related to equity method investment	—	(525)
Proceeds from sale of intangible assets	—	77,525
Net cash (used in) provided by investing activities	(2,725)	76,080
Financing activities
Proceeds from borrowings under the Revolving Credit Facilities	164,300	219,266
Repayment of borrowings under the Revolving Credit Facilities	(161,170)	(248,387)
Repayment of borrowings under the Term Loan Facilities	—	(29,378)
Tax withholdings related to restricted stock vesting	(56)	(141)
Proceeds from stock option exercises, restricted stock vesting, and issuance of common stock under employee stock purchase plan	21	38
Financing fees	(8)	(3,012)
Net cash provided by (used in) financing activities	3,087	(61,614)
(Decrease) increase in cash, cash equivalents, and restricted cash	(271)	1,345
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	3	(7)
Cash, cash equivalents, and restricted cash, beginning of period	1,219	1,116
Cash, cash equivalents, and restricted cash, end of period	951	2,454
Less: restricted cash at end of period	59	1,237
Cash and cash equivalents per balance sheet at end of period	$892	$1,217

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$1,418	$5,807
Cash payments for income taxes, net of refunds	245	437
Supplemental Disclosures of Non-Cash Investing and Financing Activities
Non-cash equity method investment	—	25,500
Capital expenditures in accounts payable and accrued liabilities	423	102
Deferred financing fees in accrued liabilities	—	323

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

The condensed consolidated financial statements include the Company's accounts and the accounts of the Company's wholly-owned subsidiaries as of November 2, 2024. All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) and disclosures necessary for a fair statement. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or the fiscal year as a whole.

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

Revenue associated with gift cards is recognized upon redemption and unredeemed balances are considered a contract liability and recorded within other accrued expenses, which are subject to escheatment within the jurisdictions in which the Company operates. As of November 2, 2024 and February 3, 2024, the contract liability was $1,439 and $1,628, respectively. For the three months ended November 2, 2024, the Company recognized $37 of revenue that was previously included in the contract liability as of August 3, 2024. For the nine months ended November 2, 2024, the Company recognized $213 of revenue that was previously included in the contract liability as of February 3, 2024. In addition, the contract liability as of February 3, 2024 included approximately $78 that was related to Rebecca Taylor and was subsequently recognized as part of the gain on sale of subsidiaries (see Note 2 "Recent Transactions" for further information).

(F) Recent Accounting Pronouncements: Except as noted below, the Company has considered all recent accounting pronouncements and has concluded that there are no recent accounting pronouncements that may have a material impact on its Consolidated Financial Statements, based on current information.

Recently Issued Accounting Pronouncements and Disclosure Rules

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07: Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. All disclosure requirements under ASU 2023-07 are also required for public entities with a single reportable segment. The amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. Other than additional disclosure, we do not expect a change to our consolidated statements of operations, financial position, or cash flows as a result of this ASU.

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

In November 2024, the FASB issued ASU No. 2024-03: Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The ASU is intended to improve disclosures about a public business entity's expenses, primarily through additional disaggregation of income statement expenses. The ASU is effective for fiscal years beginning after December 15, 2026 and for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The requirements of the ASU will be applied prospectively with the option for retrospective application. We are currently evaluating the ASU to determine the impact on the Company's disclosures.

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

On May 3, 2024, V Opco, LLC (formerly, Vince, LLC) ("V Opco") completed the sale of all outstanding shares of Rebecca Taylor, Inc., which held the Rebecca Taylor business prior to the wind-down, to Nova Acquisitions, LLC. Nova Acquisitions, LLC is wholly owned by James Carroll, who served as the sole director and officer of Rebecca Taylor, Inc. at the time of the Transaction, pursuant to a service agreement between Mr. Carroll and Rebecca Taylor, Inc. that was previously entered into in September 2022 in connection with the wind-down. While serving as the sole director and officer of Rebecca Taylor, Inc., Mr. Carroll did not serve as an agent to the Company and was not a related party to the Company. Following the completion of the Transaction, there exists no relationship or arrangement whatsoever between Mr. Carroll and the Company or any of its affiliates. The Transaction was completed pursuant to the SPA, dated May 3, 2024, entered into between the Seller and Nova Acquisitions, LLC. The SPA contains customary representations, warranties and covenants for a transaction of this nature, but does not include any indemnification provisions for the benefit of either party. Following the completion of the Transaction, there is no ongoing involvement between the Company and Rebecca Taylor, Inc. As Rebecca Taylor Inc. was in a net liability position, as a result of the Transaction, during the quarter ended May 4, 2024, the Company recognized a gain on sale of subsidiary of $7,634, which is presented in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the nine months ended November 2, 2024.

There were no Rebecca Taylor wind down related charges (benefits) for the three and nine months ended November 2, 2024. For the three and nine months ended October 28, 2023, the Company reported wind down related benefits of $0 and $1,750, respectively, primarily related to the release of operating lease liabilities as a result of lease terminations.

Sale of Parker Intellectual Property

On February 17, 2023, the Company's indirectly wholly owned subsidiary, Parker Lifestyle, LLC, completed the sale of its intellectual property and certain related ancillary assets to Parker IP Co. LLC, an affiliate of BCI Brands, for $1,025. The Company recognized a gain of $765 on the sale, which was recorded within Gain on sale of intangible assets in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the nine months ended October 28, 2023. Net cash proceeds from the sale were used to repay $838 of borrowings under the Term Loan Credit Facility (as defined in Note 5 "Long-Term Debt and Financing Arrangements").

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

The Company reviews its investment in ABG Vince for impairment when events or changes in circumstances indicate that an other-than-temporary decline in value may have occurred. If the carrying value of the investment exceeds its fair value and the loss in value is other than temporary, the investment is considered impaired and reduced to fair value, and the impairment is recognized in the period identified. Factors providing evidence of such a loss include changes in ABG Vince's operations or financial condition, significant continuing losses, and significant negative economic conditions, among others. During the three and nine months ended November 2, 2024 and October 28, 2023, there was no impairment of the investment in ABG Vince.

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

V Opco is required to pay ABG Vince a royalty on net sales of Licensed Products and committed to an annual guaranteed minimum royalty of $11,000 and annual minimum net sales as specified in the License Agreement, in each case, during the initial term of the License Agreement, except that the guaranteed minimum royalty and minimum net sales for the first contract year during the initial term was prorated to the period beginning on the Closing Date and ended at the end of the Company's 2023 fiscal year. The annual guaranteed minimum royalty and annual minimum net sales for each subsequent renewal term is equal to the greater of (i) a percentage as set forth in the License Agreement of the guaranteed minimum net royalty or the minimum net sales (as applicable) of the immediately preceding contract year, and (ii) the average of actual Royalties (as defined in the License Agreement, with respect to the guaranteed minimum royalty) or actual Net Sales (as defined in the License Agreement, with respect to the annual minimum net sales) during certain years as set forth in the License Agreement of the preceding initial term or renewal term (as applicable). V Opco is required to pay royalties comprised of a low single digit percentage of net sales arising from retail and e-commerce sales of Licensed Products and a mid single digit percentage of net sales arising from wholesale sales of such Licensed Products.

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

Royalty expense is included within Cost of product sold on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Note 3. Goodwill and Intangible Assets

Net goodwill balances and changes therein by segment were as follows:

(in thousands)	Vince Wholesale	Vince Direct-to-consumer	Rebecca Taylor and Parker	Total Net Goodwill
Balance as of February 3, 2024	$31,973	$—	$—	$31,973
Balance as of November 2, 2024	$31,973	$—	$—	$31,973

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

Amortization of identifiable intangible assets was $0 for the three and nine months ended November 2, 2024, respectively, and $0 and $149 for the three and nine months ended October 28, 2023, respectively.

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

The Company did not have any non-financial assets or non-financial liabilities recognized at fair value on a recurring basis at November 2, 2024 or February 3, 2024. At November 2, 2024 and February 3, 2024, the Company believes that the carrying values of cash and cash equivalents, receivables, and accounts payable approximate fair value, due to the short-term maturity of these instruments. The Company's debt obligations with a carrying value of $50,794 and $44,209 as of November 2, 2024 and February 3, 2024, respectively, are at variable interest rates. Borrowings under the Company's 2023 Revolving Credit Facility are recorded at carrying value, which approximates fair value due to the frequent nature of such borrowings and repayments. The Company considers this as a Level 2 input. The carrying values of the Company's Third Lien Credit Facility as of November 2, 2024 and February 3, 2024 approximate fair value, due to the variable rates associated with this obligation. The Company considers this a Level 3 input.

The Company's non-financial assets, which primarily consist of goodwill, operating lease right-of-use ("ROU") assets, and property and equipment, are not required to be measured at fair value on a recurring basis and are reported at their carrying values. However, on a periodic basis whenever events or changes in circumstances indicate that their carrying value may not be fully recoverable (and at least annually for goodwill), non-financial assets are assessed for impairment and, if applicable, written down to

(and recorded at) fair value. There was no impairment of non-financial assets during the three and nine months ended November 2, 2024 and October 28, 2023.

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

Note 5. Long-Term Debt and Financing Arrangements

Debt obligations consisted of the following:

	November 2,	February 3,
(in thousands)	2024	2024
Long-term debt:
Term Loan Facilities	$—	$—
Revolving Credit Facilities	17,357	14,227
Third Lien Credit Facility	33,437	29,982
Total debt principal	50,794	44,209
Less: current portion of long-term debt	—	—
Less: deferred financing costs	194	259
Total long-term debt	$50,600	$43,950

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

On May 25, 2023, utilizing proceeds from the Asset Sale, the Company repaid all outstanding amounts of $28,724, which included accrued interest and a prepayment penalty of $553 (which is included within financing fees on the Condensed Consolidated Statements of Cash Flows), under the Term Loan Credit Facility. The Term Loan Credit Facility was terminated. The Company also repaid $850 of fees due in accordance with an amendment entered into on September 30, 2022. Additionally, the Company recorded expense of $0 and $1,755 during the three and nine months ended October 28, 2023, respectively, related to the write-off of the remaining deferred financing costs. Prior to May 25, 2023, on an inception to date basis, the Company had made repayments of $7,335 on the Term Loan Credit Facility.

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

The Company incurred a total of $0 and $8 of financing costs during the three and nine months ended November 2, 2024, respectively, and incurred $1,150 of financing costs during the fiscal year 2023 ($23 and $1,147 was incurred during the three and nine months ended October 28, 2023, respectively). In accordance with Accounting Standards Codification ("ASC") Topic 470, "Debt", these financing costs were recorded as deferred debt issuance costs (which is presented within Other assets on the Condensed Consolidated Balance Sheets) and are amortized over the term of the 2023 Revolving Credit Facility.

As of November 2, 2024, the Company was in compliance with applicable covenants. As of November 2, 2024, $44,078 was available under the 2023 Revolving Credit Facility, net of the Loan Cap, and there were $17,357 of borrowings outstanding and $6,215 of letters of credit outstanding under the 2023 Revolving Credit Facility. The weighted average interest rate for borrowings outstanding under the 2023 Revolving Credit Facility as of November 2, 2024 was 7.8%.

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

On June 23, 2023, all outstanding amounts under the 2018 Revolving Credit Facility were repaid in full and the 2018 Revolving Credit Facility was terminated pursuant to the terms thereof as a result of all parties completing their obligations under the 2018 Revolving Credit Facility. The Company recorded expense of $0 and $828 during the three and nine months ended October 28, 2023, respectively, related to the write-off of the remaining deferred financing costs. As of November 2, 2024, no letters of credit remained in place with Citizens that were secured with restricted cash. Restricted cash is included in Prepaid Expenses and other current assets in the Condensed Consolidated Balance Sheets.

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

SK Financial is an affiliate of Sun Capital Partners, Inc. ("Sun Capital"), whose affiliates own, as of November 2, 2024, approximately 67% of the Company's common stock. The Third Lien Credit Facility was reviewed and approved by the Special Committee of the Company's Board of Directors, consisting solely of directors not affiliated with Sun Capital, which committee was represented by independent legal advisors.

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

Note 6. Inventory

Inventories consisted of finished goods. As of November 2, 2024 and February 3, 2024, finished goods, net of reserves were $63,775 and $58,777, respectively.

Note 7. Share-Based Compensation

Employee Stock Plans

Vince 2013 Incentive Plan

In connection with the IPO, the Company adopted the Vince 2013 Incentive Plan, which provides for grants of stock options, stock appreciation rights, restricted stock and other stock-based awards. In May 2018, the Company filed a Registration Statement on Form S-8 to register an additional 660,000 shares of common stock available for issuance under the Vince 2013 Incentive Plan. Additionally, in September 2020, the Company filed a Registration Statement on Form S-8 to register an additional 1,000,000 shares of common stock available for issuance under the Vince 2013 Incentive Plan. The aggregate number of shares of common stock which may be issued or used for reference purposes under the Vince 2013 Incentive Plan or with respect to which awards may be granted may not exceed 2,000,000 shares. The shares available for issuance under the Vince 2013 Incentive Plan may be, in whole or in part, either authorized and unissued shares of the Company's common stock or shares of common stock held in or acquired for the Company's treasury. In general, if awards under the Vince 2013 Incentive Plan are canceled for any reason, or expire or terminate unexercised, the shares covered by such award may again be available for the grant of awards under the Vince 2013 Incentive Plan. As of November 2, 2024, there were 551,528 shares under the Vince 2013 Incentive Plan available for future grants. Options granted pursuant to the Vince 2013 Incentive Plan typically vest in equal installments over four years, subject to the employees' continued employment and expire on the earlier of the tenth anniversary of the grant date or upon termination as outlined in the Vince 2013 Incentive Plan. Restricted stock units ("RSUs") granted typically vest in equal installments over a three-year period or vest in equal installments over four years, subject to the employees' continued employment. In November 2023, the Vince 2013 Incentive Plan was amended to, among others, extend the plan expiration date to November 2033.

Employee Stock Purchase Plan

The Company maintains an employee stock purchase plan ("ESPP") for its employees. Under the ESPP, all eligible employees may contribute up to 10% of their base compensation, up to a maximum contribution of $10 per year. The purchase price of the stock is 90% of the fair market value, with purchases executed on a quarterly basis. The plan is defined as compensatory, and accordingly, a charge for compensation expense is recorded to SG&A expense for the difference between the fair market value and the discounted purchase price of the Company's common stock. During the nine months ended November 2, 2024, 11,244 shares of common stock were issued under the ESPP. During the nine months ended October 28, 2023, 13,902 shares of common stock were issued under the ESPP. As of November 2, 2024, there were 32,426 shares available for future issuance under the ESPP.

Stock Options

There were no stock options outstanding, vested or exercisable as of November 2, 2024 and February 3, 2024, respectively. During the three and nine months ended November 2, 2024, there were no grants, expirations or forfeitures, or exercises of stock options.

Restricted Stock Units

A summary of restricted stock unit activity for the nine months ended November 2, 2024 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested restricted stock units at February 3, 2024	474,103	$7.07
Granted	366,979	$1.67
Vested	(122,570)	$8.92
Forfeited	(82,137)	$8.57
Non-vested restricted stock units at November 2, 2024	636,375	$3.41

Share-Based Compensation Expense

The Company recognized share-based compensation expense of $307 and $342, including expense of $87 and $75 related to non-employees, during the three months ended November 2, 2024 and October 28, 2023, respectively. The Company recognized share-based compensation expense of $557 and $1,155 including expense of $237 and $196 related to non-employees, during the nine months ended November 2, 2024 and October 28, 2023, respectively.

Note 8. Stockholders' Equity

At-the-Market Offering

On June 30, 2023, the Company entered into a Sales Agreement (the “Virtu Sales Agreement”) with Virtu Americas LLC ("Virtu"), as sales agent and/or principal (the "Virtu At-the-Market Offering") under which the Company was able to sell from time to time through Virtu shares of the Company's common stock, par value $0.01 per share, having an offering price of up to $7,825, and any shares were to be issued pursuant to the Company's previously filed shelf registration statement on Form S-3, which was declared effective on September 21, 2021 (the “2021 S-3 Registration Statement”). Under the 2021 S-3 Registration Statement, the Company was able to offer and sell up to 3,000,000 shares of common stock from time to time in one or more offerings at prices and terms to be determined at the time of the sale.

Following the expiration of the 2021 S-3 Registration Statement, on September 23, 2024, the Company filed a replacement shelf registration statement on Form S-3, which was declared effective on October 3, 2024 (the "2024 S-3 Registration Statement"). Under the 2024 S-3 Registration Statement, the Company may offer and sell up to $10 million of shares of common stock from time to time in one or more offerings at prices and terms to be determined at the time of the sale. The 2024 S-3 Registration Statement also included a prospectus supplement, whereby the Company may offer and sell from time to time under the Virtu Sales Agreement shares of the Company’s common stock, par value $0.01 per share, having an aggregate offering price of up to $2,925.

During the three and nine months ended November 2, 2024, the Company did not make any offerings or sales of shares of common stock under the Virtu At-the-Market Offering. At November 2, 2024, $2,925 was available under the Virtu At-the-Market Offering.

The Company previously entered into an Open Market Sale Agreement SM with Jefferies LLC ("Jefferies At-the-Market Offering"), under which the Company was able to offer and sell, from time to time, up to 1,000,000 shares of common stock, par value $0.01 per share, which shares were included in the securities registered pursuant to the 2021 S-3 Registration Statement. Effective June 29, 2023, the Company terminated the Jefferies At-the-Market Offering. During the nine months ended October 28, 2023, the Company did not make any offerings or sales of shares of common stock under the Jefferies At-the-Market Offering.

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

The following is a reconciliation of weighted average basic shares to weighted average diluted shares outstanding:

	Three Months Ended		Nine Months Ended
	November 2,	October 28,	November 2,	October 28,
	2024	2023	2024	2023
Weighted-average shares—basic	12,604,528	12,492,278	12,560,720	12,420,991
Effect of dilutive equity securities	93,660	5,050	54,240	51,887
Weighted-average shares—diluted	12,698,188	12,497,328	12,614,960	12,472,878

For the three and nine months ended November 2, 2024, 203,533 and 399,190 respectively, weighted average shares of share-based compensation were excluded from the computation of weighted average shares for diluted earnings per share, as their effect would have been anti-dilutive.

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

Note 11. Income Taxes

The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year. In interim periods where the entity is experiencing losses, an entity must make assumptions concerning its future taxable income and determine whether the realization of future tax benefits is more likely than not. For the nine months ended November 2, 2024, the Company has year-to-date ordinary pre-tax losses for the interim period and is anticipating annual ordinary pre-tax income for the fiscal year. The Company has determined that it is more likely than not that the tax benefit of the year-to-date ordinary pre-tax loss will not be realized in the current or future years. As such, the Company did not record any tax expense for the three months ended November 2, 2024, as tax provisions for the interim periods should not be recognized until the Company has year-to-date ordinary pre-tax income.

The benefit for income taxes of $1,681 for the nine months ended November 2, 2024 represents the discrete tax benefit recorded during the first quarter of fiscal 2024 primarily recognized from the reversal of a portion of the non-cash deferred tax liability related to the Company's equity method investment, which a portion can now be used as a source of income to support the realization of certain deferred tax assets related to the Company's net operating losses.

The provision for income taxes of $509 for the three months ended October 28, 2023 resulted primarily from discrete tax expense associated with the Authentic Transaction. The provision for income taxes for the three months ended October 28, 2023 included a correction of an error of $499 related to discrete state tax expense associated with the Authentic Transaction that should have been recorded during the second quarter of fiscal 2023.

The benefit for income taxes of $5,368 for the nine months ended October 28, 2023 was due to a $6,022 discrete tax benefit resulting from the change in classification of the Company's Vince tradename indefinite-lived intangibles to Assets Held for Sale during the first quarter of fiscal 2023, partially offset by $499 of discrete state tax expense associated with the Authentic Transaction and tax expense from applying the Company's estimated effective tax rate for the fiscal year to the nine-month income (loss) before income taxes and equity in net income of equity method investment, excluding discrete items. The change in classification of the Company's Vince tradename indefinite-lived intangibles resulted in a reversal of the non-cash deferred tax liability previously created by the amortization of indefinite-lived tradename intangible asset recognized for tax, but not for book purposes, as this non-cash deferred tax liability can now be used as a source to support the realization of certain deferred tax assets related to the Company's net operating losses.

Each reporting period, the Company evaluates the realizability of its deferred tax assets and has maintained a full valuation allowance against its deferred tax assets. These valuation allowances will be maintained until there is sufficient positive evidence to conclude that it is more likely than not that these deferred tax assets will be realized.

Note 12. Leases

The Company determines if a contract contains a lease at inception. The Company has operating leases for real estate (primarily retail stores, storage and office spaces) some of which have initial terms of 10 years, and in many instances can be extended for an additional term, while the Company's more recent leases are subject to shorter terms as a result of the implementation of the strategy to pursue shorter lease terms. The Company will not include renewal options in the underlying lease term unless the Company is reasonably certain to exercise the renewal option. Substantially all of the Company's leases require a fixed annual rent, and most require the payment of additional rent if store sales exceed a negotiated amount. These percentage rent expenses are considered as variable lease costs and are recognized in the condensed consolidated financial statements when incurred. In addition, the Company's real estate leases may also require additional payments for real estate taxes and other occupancy-related costs which it considers as non-lease components.

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

Total lease cost is included in SG&A expense in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and is recorded net of sublease income. Some leases have a non-cancelable lease term of less than one year and therefore, the Company has elected to exclude these short-term leases from its ROU asset and lease liabilities. Short term lease costs were immaterial for the nine months ended November 2, 2024 and October 28, 2023. The Company's lease cost is comprised of the following:

	Three Months Ended		Nine Months Ended
	November 2,	October 28,	November 2,	October 28,
(in thousands)	2024	2023	2024	2023
Operating lease cost	$5,388	$5,675	$16,339	$13,779
Variable operating lease cost	65	180	217	265
Sublease income	(72)	—	(72)	—
Total lease cost	$5,381	$5,855	$16,484	$14,044

The operating lease cost for the nine months ended October 28, 2023, included a benefit of $779 for the correction of an error recorded within SG&A expenses related to a lease modification that occurred during fiscal 2022 for a Vince retail store, leading to an overstatement of the ROU assets and an overstatement of the lease obligations in fiscal 2022.

As of November 2, 2024, the future maturity of lease liabilities are as follows:

November 2,
(in thousands)	2024
Fiscal 2024	4,151
Fiscal 2025	21,771
Fiscal 2026	19,165
Fiscal 2027	15,989
Fiscal 2028	15,572
Thereafter	50,939
Total lease payments	127,587
Less: Imputed interest	(28,138)
Total operating lease liabilities	$99,449

During the three months ended November 2, 2024, the Company entered into a sublease with a third party for the 18th Floor of the Company’s corporate offices in New York, NY, for a period of three years with no option to renew. In accordance with ASC Topic 842, the Company treated the sublease as a separate lease, as the Company was not relieved of the primary obligation under the original lease. The Company continues to account for the corporate office lease as a lessee and in the same manner as prior to the commencement date of the sublease. The Company accounted for the sublease as a lessor of the lease. The sublease was classified as an operating lease, as it did not meet the criteria of a sales-type or direct financing lease.

As of November 2, 2024, future minimum tenant operating lease payments remaining under this sublease were approximately $2,700, with a remaining sublease term of 2.9 years.

The operating lease payments do not include any renewal options as such leases are not reasonably certain of being renewed as of November 2, 2024, and do not include $2,156 of legally binding minimum lease payments for leases signed but not yet commenced.

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

Summary information for the Company's reportable segments is presented below.

(in thousands)	Vince Wholesale	Vince Direct-to-consumer	Rebecca Taylor and Parker	Unallocated Corporate	Total
Three Months Ended November 2, 2024
Net Sales	$48,765	$31,397	$—	$—	$80,162
Income (loss) before income taxes and equity in net income of equity method investment	18,223	614	—	(14,767)	4,070

Three Months Ended October 28, 2023
Net Sales (1)	$49,840	$34,236	$—	$—	$84,076
Income (loss) before income taxes and equity in net income of equity method investment (2)	15,167	(48)	(6)	(14,277)	836

Nine Months Ended November 2, 2024
Net Sales	$126,206	$87,296	$—	$—	$213,502
Income (loss) before income taxes and equity in net income of equity method investment (4)	45,070	(848)	7,633	(44,344)	7,511

Nine Months Ended October 28, 2023
Net Sales (1)	$118,714	$98,674	$191	$—	$217,579
Income (loss) before income taxes and equity in net income of equity method investment (2)(3)	35,098	2,151	2,443	(15,809)	23,883

(in thousands)	Vince Wholesale	Vince Direct-to-consumer	Rebecca Taylor and Parker	Unallocated Corporate	Total
November 2, 2024
Total Assets	$59,766	$107,881	$—	$87,057	$254,704

February 3, 2024
Total Assets	$51,489	$87,648	$—	$86,012	$225,149

(1) Net sales for the Rebecca Taylor and Parker reportable segment for the three and nine months ended October 28, 2023 consisted of $0 and $191, respectively, through wholesale distribution channels of residual revenue contracted prior to the sale of the Rebecca Taylor tradename.

(2) Unallocated Corporate for the three months ended October 28, 2023 includes $248 of transaction expenses associated with the Asset Sale. For the nine months ended October 28, 2023, Unallocated Corporate includes the $32,043 gain associated with the Asset Sale and $5,030 of transaction related expenses associated with the Asset Sale. See Note 2 "Recent Transactions" for further information.

(3) Rebecca Taylor and Parker reportable segment for the nine months ended October 28, 2023 includes a $765 gain associated with the sale of the Parker tradename, a net benefit of $1,750 from the wind down of the Rebecca Taylor business, and $150 of transaction related expenses associated with the sale of the Parker tradename. See Note 2 "Recent Transactions" for further information.

(4) Income (loss) before income taxes and equity in net income of equity method investment for the Rebecca Taylor and Parker reportable segment for the nine months ended November 2, 2024 primarily consists of the gain recognized on the sale of Rebecca Taylor. See Note 2 "Recent Transactions" for further information.

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

During the three and nine months ended November 2, 2024, the Company received distributions of cash of $1,452 and $2,699 respectively, under the Operating Agreement.

License Agreement

On May 25, 2023, V Opco and ABG Vince entered into the License Agreement, whereby V Opco is required to pay ABG Vince a royalty on net sales of Licensed Products and committed to an annual guaranteed minimum royalty of $11,000. See Note 2 "Recent Transactions" for further information.

During the three and nine months ended November 2, 2024, the Company paid $2,750 and $10,261 under the License Agreement. At November 2, 2024, $432 of accrued royalty expense was included within Other accrued expenses on the Condensed Consolidated Balance Sheets.

Third Lien Credit Agreement

On December 11, 2020, V Opco entered into the $20,000 Third Lien Credit Facility pursuant to the Third Lien Credit Agreement, by and among V Opco as the borrower, SK Financial, as agent and lender, and other lenders from time-to-time party thereto. SK Financial is an affiliate of Sun Capital, whose affiliates own, as of November 2, 2024, approximately 67% of the Company's common stock. The Third Lien Credit Facility was reviewed and approved by the Special Committee of the Company's Board of Directors, consisting solely of directors not affiliated with Sun Capital, which committee was represented by independent legal advisors.

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

During the three months ended November 2, 2024 and October 28, 2023, the Company incurred expenses of $6 and $1, respectively, under the Sun Capital Consulting Agreement. During the nine months ended November 2, 2024 and October 28, 2023, the Company incurred expenses of $17 and $4, respectively, under the Sun Capital Consulting Agreement.

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

The following table presents, for the periods indicated, our operating results as a percentage of net sales, as well as earnings per share data:

	Three Months Ended				Nine Months Ended
	November 2, 2024		October 28, 2023		November 2, 2024		October 28, 2023
		% of Net		% of Net		% of Net		% of Net
	Amount	Sales	Amount	Sales	Amount	Sales	Amount	Sales
(in thousands, except per share data and percentages)
Statements of Operations:
Net sales	$80,162	100.0%	$84,076	100.0%	$213,502	100.0%	$217,579	100.0%
Cost of products sold	40,104	50.0%	46,891	55.8%	108,400	50.8%	118,454	54.4%
Gross profit	40,058	50.0%	37,185	44.2%	105,102	49.2%	99,125	45.6%
Gain on sale of intangible assets	—	0.0%	—	0.0%	—	0.0%	(32,808)	(15.1)%
Gain on sale of subsidiary	—	0.0%	—	0.0%	(7,634)	(3.6)%	—	0.0%
Selling, general and administrative expenses	34,297	42.8%	34,356	40.9%	100,241	47.0%	98,630	45.3%
Income from operations	5,761	7.2%	2,829	3.4%	12,495	5.9%	33,303	15.3%
Interest expense, net	1,691	2.1%	1,993	2.4%	4,984	2.3%	9,420	4.3%
Income before income taxes and equity in net income of equity method investment	4,070	5.1%	836	1.0%	7,511	3.5%	23,883	11.0%
Provision (benefit) for income taxes	—	0.0%	509	0.6%	(1,681)	(0.8)%	(5,368)	(2.4)%
Income before equity in net income of equity method investment	4,070	5.1%	327	0.4%	9,192	4.3%	29,251	13.4%
Equity in net income of equity method investment	279	0.3%	656	0.8%	106	0.0%	863	0.4%
Net income	$4,349	5.4%	$983	1.2%	$9,298	4.4%	$30,114	13.8%
Earnings per share:
Basic earnings per share	$0.35		$0.08		$0.74		$2.42
Diluted earnings per share	$0.34		$0.08		$0.74		$2.41

Three Months Ended November 2, 2024 Compared to Three Months Ended October 28, 2023

Net sales for the three months ended November 2, 2024 were $80,162, decreasing $3,914, or 4.7%, versus $84,076 for the three months ended October 28, 2023.

Gross profit increased 7.7% to $40,058 for the three months ended November 2, 2024 from $37,185 in the prior year third quarter. As a percentage of sales, gross margin was 50.0%, compared with 44.2% in the prior year third quarter. The total gross margin rate increase was primarily driven by the following factors:

•
The favorable impact from lower product costing, higher pricing, and lower freight costs which contributed positively by approximately 480 basis points;
•
The favorable impact from lower promotional activity in the Direct-to-consumer segment and lower discounting, which contributed positively by approximately 80 basis points; partially offset by
•
The unfavorable impact of channel mix of approximately 50 basis points.

Selling, general and administrative ("SG&A") expenses for the three months ended November 2, 2024 were $34,297, decreasing $59, or 0.2%, versus $34,356 for the three months ended October 28, 2023. SG&A expenses as a percentage of sales were 42.8% and 40.9% for the three months ended November 2, 2024 and October 28, 2023, respectively. The change in SG&A expenses compared to the prior fiscal year period was primarily due to:

•
$517 of decreased marketing and advertising expenses due primarily to lower spend in the current period;

•
$313 of decreased rent and occupancy costs; and
•
$248 decrease in total SG&A expenses resulting from transaction-related expenses associated with the Authentic Transaction in fiscal 2023; partially offset by
•
$810 of increased compensation and benefits due primarily to higher severance costs and bonuses.

Interest expense, net decreased $302, or 15.2%, to $1,691 in the three months ended November 2, 2024 from $1,993 in the three months ended October 28, 2023, primarily due to lower levels of debt under the revolving credit facilities, partially offset by an increase in interest expense related to the Third Lien credit facility.

Provision (benefit) for income taxes for the three months ended November 2, 2024 was $0, as the Company has year-to-date ordinary pre-tax losses for the interim period and is anticipating annual ordinary pre-tax income for the fiscal year. The Company has determined that it is more likely than not that the tax benefit of the year-to-date ordinary pre-tax loss will not be realized in the current or future years. As such, the Company did not record any tax expense for the three months ended November 2, 2024, as tax provisions for the interim periods should not be recognized until the Company has year-to-date ordinary pre-tax income.

The provision for income taxes was $509 for the three months ended October 28, 2023, which resulted primarily from discrete tax expense associated with the Authentic Transaction.

Equity in net income of equity method investment for the three months ended November 2, 2024 and October 28, 2023 was $279 and $656, respectively, and was related to the Company's 25% membership interest in ABG Vince.

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

	Three Months Ended
	November 2,	October 28,
(in thousands)	2024	2023
Net Sales:
Vince Wholesale	$48,765	$49,840
Vince Direct-to-consumer	31,397	34,236
Rebecca Taylor and Parker	—	—
Total net sales	$80,162	$84,076

Income (loss) from operations:
Vince Wholesale	$18,223	$15,167
Vince Direct-to-consumer	614	(48)
Rebecca Taylor and Parker	—	(6)
Subtotal	18,837	15,113
Unallocated corporate	(13,076)	(12,284)
Total income from operations	$5,761	$2,829

Vince Wholesale

	Three Months Ended
(in thousands)	November 2, 2024	October 28, 2023	$ Change
Net sales	$48,765	$49,840	$(1,075)
Income from operations	18,223	15,167	3,056

Net sales from our Vince Wholesale segment decreased $1,075, or 2.2%, to $48,765 in the three months ended November 2, 2024 from $49,840 in the three months ended October 28, 2023, due primarily to lower international shipments, partially offset by increases in off-price shipments.

Income from operations from our Vince Wholesale segment increased $3,056, or 20.1%, to $18,223 in the three months ended November 2, 2024 from $15,167 in the three months ended October 28, 2023, primarily driven by improved gross margin.

Vince Direct-to-consumer

	Three Months Ended
(in thousands)	November 2, 2024	October 28, 2023	$ Change
Net sales	$31,397	$34,236	$(2,839)
Income (loss) from operations	614	(48)	662

Net sales from our Vince Direct-to-consumer segment decreased $2,839, or 8.3%, to $31,397 in the three months ended November 2, 2024 from $34,236 in the three months ended October 28, 2023. Comparable sales, including e-commerce, decreased $888, or 2.9%, driven primarily by a decrease in retail stores traffic. Non-comparable sales, including Vince Unfold, declined $1,951. Since October 28, 2023, five net stores have closed bringing our total retail store count to 61 (consisting of 47 full price stores and 14 outlet stores) as of November 2, 2024, compared to 66 (consisting of 49 full price stores and 17 outlet stores) as of October 28, 2023.

Our Vince Direct-to-consumer segment had income from operations of $614 in the three months ended November 2, 2024 compared to a loss from operations of $48 in the three months ended October 28, 2023. The change was primarily driven by an increase in gross margin and lower operating costs driven by labor efficiencies.

Rebecca Taylor and Parker

	Three Months Ended
(in thousands)	November 2, 2024	October 28, 2023	$ Change
Net sales	$—	$—	$—
Loss from operations	—	(6)	6

As a result of the wind down of the Rebecca Taylor and Parker businesses, there were no net sales from our Rebecca Taylor and Parker segment for the three months ended November 2, 2024 and October 28, 2023.

Our Rebecca Taylor and Parker segment had no income from operations in the three months ended November 2, 2024 compared to a loss from operations of $6 in the three months ended October 28, 2023. The change was driven by the wind down and sale of the Rebecca Taylor business.

Nine Months Ended November 2, 2024 Compared to Nine Months Ended October 28, 2023

Net sales for the nine months ended November 2, 2024 were $213,502, decreasing $4,077, or 1.9%, versus $217,579 for the nine months ended October 28, 2023.

Gross profit increased 6.0% to $105,102 for the nine months ended November 2, 2024 from $99,125 in the nine months ended October 28, 2023. As a percentage of sales, gross margin was 49.2%, compared with 45.6% in the nine months ended October 28, 2023. The total gross margin rate increase was primarily driven by the following factors:

•
The favorable impact from lower promotional activity in the Direct-to-consumer segment and lower discounting, which contributed positively by approximately 340 basis points;
•
The favorable impact from lower product costing and freight costs, and higher pricing, which contributed positively by approximately 340 basis points; partially offset by
•
The unfavorable impact from royalty expense associated with the License Agreement with ABG Vince, which contributed negatively by approximately 200 basis points; and
•
The unfavorable impact of channel and product mix, which contributed negatively by approximately 80 basis points.

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

Gain on sale of subsidiary for the nine months ended November 2, 2024 was $7,634 related to the sale of Rebecca Taylor. See Note 2 "Recent Transactions" to the Condensed Consolidated Financial Statements in this Quarterly Report for further information.

SG&A expenses for the nine months ended November 2, 2024 were $100,241, increasing $1,611, or 1.6%, versus $98,630 for the nine months ended October 28, 2023. SG&A expenses as a percentage of sales were 47.0% and 45.3% for the nine months ended November 2, 2024 and October 28, 2023, respectively. The change in SG&A expenses compared to the prior fiscal year period was primarily due to:

•
$3,682 increase in rent and occupancy primarily due to lease modifications effective in the second quarter of fiscal 2023;
•
$3,173 of increased compensation and benefits due primarily to higher severance and bonuses; and
•
$310 of increased marketing and advertising costs; partially offset by
•
$5,030 decrease due to transaction-related expenses associated with the Asset Sale in fiscal 2023; and
•
$504 decrease in total SG&A expenses resulting from the wind down of the Rebecca Taylor brand.

Interest expense, net decreased $4,436, or 47.1%, to $4,984 in the nine months ended November 2, 2024 from $9,420 in the nine months ended October 28, 2023 primarily due to a $1,755 write-off of deferred financing costs and a $553 prepayment penalty both associated with the termination of the Term Loan Credit Facility, as well as an $828 write-off of deferred financing costs associated with the termination of the 2018 Revolving Credit Facility, incurred in the prior quarter ended July 29, 2023. In addition, the decrease was attributable to an overall reduction of debt primarily through the termination of the Term Loan Credit Facility in the second quarter of fiscal 2023 and lower levels of debt under the revolving credit facilities, partially offset by an increase in interest expense related to the Third Lien Credit Facility.

Benefit for income taxes for the nine months ended November 2, 2024 was $1,681. The benefit represents the discrete tax benefit recorded during the first quarter of fiscal 2024 primarily recognized from the reversal of a portion of the non-cash deferred tax liability related to the Company's equity method investment, which a portion can now be used as a source of income to support the realization of certain deferred tax assets related to the Company's net operating losses.

The benefit for income taxes was $5,368 for the nine months ended October 28, 2023. This benefit was due to a $6,022 discrete tax benefit resulting from the change in classification of the Company's Vince tradename indefinite-lived intangibles to Assets Held for Sale during the first quarter of fiscal 2023, partially offset by $499 of discrete state tax expense associated with the Authentic Transaction and tax expense from applying the Company's estimated effective tax rate for the fiscal year to the nine-month income (loss) before income taxes and equity in net income of equity method investment, excluding discrete items. The change in classification of the Company's Vince tradename indefinite-lived intangibles resulted in a reversal of the non-cash deferred tax liability previously created by the amortization of indefinite-lived tradename intangible asset recognized for tax, but not for book purposes, as this non-cash deferred tax liability can now be used as a source to support the realization of certain deferred tax assets related to the Company's net operating losses.

Equity in net income of equity method investment for the nine months ended November 2, 2024 and October 28, 2023 was $106 and $863, respectively, and was related to the Company's 25% membership interest in ABG Vince.

Performance by Segment

	Nine Months Ended
	November 2,	October 28,
(in thousands)	2024	2023
Net Sales:
Vince Wholesale	$126,206	$118,714
Vince Direct-to-consumer	87,296	98,674
Rebecca Taylor and Parker	—	191
Total net sales	$213,502	$217,579

Income (loss) from operations:
Vince Wholesale	$45,070	$35,098
Vince Direct-to-consumer	(848)	2,151
Rebecca Taylor and Parker	7,633	2,443
Subtotal	51,855	39,692
Unallocated corporate	(39,360)	(6,389)
Total income from operations	$12,495	$33,303

________

(1) Unallocated corporate for the nine months ended October 28, 2023 includes the $32,043 gain related to the sale of the Vince intellectual property and certain related ancillary assets.

Vince Wholesale

	Nine Months Ended
(in thousands)	November 2, 2024	October 28, 2023	$ Change
Net sales	$126,206	$118,714	$7,492
Income from operations	45,070	35,098	9,972

Net sales from our Vince Wholesale segment increased $7,492, or 6.3%, to $126,206 in the nine months ended November 2, 2024 from $118,714 in the nine months ended October 28, 2023, primarily due to higher full-price shipments.

Income from operations from our Vince Wholesale segment increased $9,972, or 28.4%, to $45,070 in the nine months ended November 2, 2024 from $35,098 in the nine months ended October 28, 2023, primarily driven by increased net sales and improved gross margin. This gross margin improvement was partially offset by the unfavorable impact of royalty expense associated with the License Agreement with ABG Vince, as royalty expenses were not incurred for the full duration of the comparative period due to the commencement of the License Agreement occurring in the second quarter of the prior fiscal year.

Vince Direct-to-consumer

	Nine Months Ended
(in thousands)	November 2, 2024	October 28, 2023	$ Change
Net sales	$87,296	$98,674	$(11,378)
(Loss) income from operations	(848)	2,151	(2,999)

Net sales from our Vince Direct-to-consumer segment decreased $11,378, or 11.5%, to $87,296 in the nine months ended November 2, 2024 from $98,674 in the nine months ended October 28, 2023. Comparable sales, including e-commerce, decreased $5,637, or 6.4%, primarily due to a decrease in e-commerce volume. Non-comparable sales, including Vince Unfold, declined $5,741. Since October 28, 2023, five net stores have closed bringing our total retail store count to 61 (consisting of 47 full price stores and 14 outlet stores) as of November 2, 2024, compared to 66 (consisting of 49 full price stores and 17 outlet stores) as of October 28, 2023.

Our Vince Direct-to-consumer segment had a loss from operations of $848 in the nine months ended November 2, 2024 compared to income from operations of $2,151 in the nine months ended October 28, 2023. The change was primarily driven by lower net sales and an increase in SG&A expenses, due mainly to lower rent expense in the prior comparative period related to lease modifications, partially offset by lower expenses primarily related to staffing and an improved gross margin. This gross margin improvement was partially offset by the unfavorable impact of royalty expense associated with the License Agreement with ABG Vince, as royalty expenses were not incurred for the full duration of the comparative period due to the commencement of the License Agreement occurring in the second quarter of the prior fiscal year.

Rebecca Taylor and Parker

	Nine Months Ended
(in thousands)	November 2, 2024	October 28, 2023	$ Change
Net sales	$—	$191	$(191)
Income from operations	7,633	2,443	5,190

Net sales from our Rebecca Taylor and Parker segment decreased $191, or 100.0%, to $0 in the nine months ended November 2, 2024 from $191 in the nine months ended October 28, 2023 primarily due to the wind down of the Rebecca Taylor and Parker businesses.

Our Rebecca Taylor and Parker segment had income from operations of $7,633 in the nine months ended November 2, 2024 compared to income from operations of $2,443 in the nine months ended October 28, 2023. The change was driven by the gain on sale of Rebecca Taylor. In addition, income from operations for the nine months ended October 28, 2023 includes a net benefit of $1,750 from the wind down of the Rebecca Taylor business, primarily related to the release of operating lease liabilities as a result of lease terminations, a $765 gain associated with the sale of the Parker tradename and $150 of transaction related expenses associated with the sale of the Parker tradename.

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

Operating Activities

	Nine Months Ended
(in thousands)	November 2, 2024	October 28, 2023
Operating activities
Net income	$9,298	$30,114
Add (deduct) items not affecting operating cash flows:
Depreciation and amortization	3,066	3,703
Provision for bad debt	(32)	(17)
Gain on sale of intangible assets	—	(32,808)
Gain on sale of subsidiary	(7,634)	—
Loss on disposal of property and equipment	40	230
Amortization of deferred financing costs	239	673
Deferred income taxes	(1,346)	(5,905)
Share-based compensation expense	557	1,155
Capitalized PIK Interest	3,455	2,875
Loss on debt extinguishment	—	3,136
Equity in net income of equity method investment, net of distributions	2,593	(475)
Changes in assets and liabilities:
Receivables, net	(8,742)	(7,584)
Inventories	(4,992)	20,441
Prepaid expenses and other current assets	(2,072)	(366)
Accounts payable and accrued expenses	6,334	(23,921)
Other assets and liabilities	(1,397)	(4,372)
Net cash used in operating activities	$(633)	$(13,121)

Net cash used in operating activities during the nine months ended November 2, 2024 was $633, which consisted of net income of $9,298, impacted by non-cash items of $938 and cash used in working capital of $10,869. Net cash used in working capital primarily resulted from cash outflows due to an increase in receivables driven by the timing of sales, an increase in inventories, and cash outflows in prepaid expenses and other current assets, partially offset by cash inflows in accounts payable and accrued expenses.

Net cash used in operating activities during the nine months ended October 28, 2023 was $13,121, which consisted of a net income of $30,114, impacted by non-cash items of $(27,433) and cash used in working capital of $15,802. Net cash used in working capital primarily resulted from cash outflows in accounts payable and accrued expenses of $23,921 primarily due to the timing of payments to vendors, and an increase in receivables driven by the timing of sales, partially offset by a reduction in inventory levels related to more efficient inventory management.

Investing Activities

	Nine Months Ended
(in thousands)	November 2, 2024	October 28, 2023
Investing activities
Payments for capital expenditures	$(2,725)	$(920)
Transaction costs related to equity method investment	—	$(525)
Proceeds from sale of intangible assets	—	77,525
Net cash (used in) provided by investing activities	$(2,725)	$76,080

Net cash used in investing activities of $2,725 during the nine months ended November 2, 2024 represents capital expenditures primarily related to retail store buildouts, including leasehold improvements and store fixtures.

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

Financing Activities

	Nine Months Ended
(in thousands)	November 2, 2024	October 28, 2023
Financing activities
Proceeds from borrowings under the Revolving Credit Facilities	$164,300	$219,266
Repayment of borrowings under the Revolving Credit Facilities	(161,170)	(248,387)
Repayment of borrowings under the Term Loan Facilities	—	(29,378)
Tax withholdings related to restricted stock vesting	(56)	(141)
Proceeds from stock option exercises, restricted stock vesting, and issuance of common stock under employee stock purchase plan	21	38
Financing fees	(8)	(3,012)
Net cash provided by (used in) financing activities	$3,087	$(61,614)

Net cash provided by financing activities was $3,087 during the nine months ended November 2, 2024, primarily consisting of $3,130 of net borrowings under the Company's revolving credit facilities.

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

The Company incurred a total of $0 and $8 of financing costs during the three and nine months ended November 2, 2024, respectively, and incurred $1,150 of financing costs during the fiscal year 2023 ($23 and $1,147 was incurred during the three and nine months ended October 28, 2023, respectively). In accordance with ASC Topic 470, "Debt", these financing costs were recorded as deferred debt issuance costs (which is presented within Other assets on the Condensed Consolidated Balance Sheets) and are amortized over the term of the 2023 Revolving Credit Facility.

As of November 2, 2024, the Company was in compliance with applicable covenants. As of November 2, 2024, $44,078 was available under the 2023 Revolving Credit Facility, net of the Loan Cap, and there were $17,357 of borrowings outstanding and $6,215 of letters of credit outstanding under the 2023 Revolving Credit Facility. The weighted average interest rate for borrowings outstanding under the 2023 Revolving Credit Facility as of November 2, 2024 was 7.8%.

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

On June 23, 2023, all outstanding amounts under the 2018 Revolving Credit Facility were repaid in full and the 2018 Revolving Credit Facility was terminated pursuant to the terms thereof as a result of all parties completing their obligations under the 2018 Revolving Credit Facility. The Company recorded expense of $0 and $828 during the three and nine months ended October 28, 2023, respectively, related to the write-off of the remaining deferred financing costs As of November 2, 2024, no letters of credit remained in place with Citizens that were secured with restricted cash. Restricted cash is included in Prepaid Expenses and other current assets in the Condensed Consolidated Balance Sheets.

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

SK Financial is an affiliate of Sun Capital Partners, Inc. ("Sun Capital"), whose affiliates own, as of November 2, 2024, approximately 67% of the Company's common stock. The Third Lien Credit Facility was reviewed and approved by the Special Committee of the Company's Board of Directors, consisting solely of directors not affiliated with Sun Capital, which committee was represented by independent legal advisors.

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

A summary of our critical accounting estimates, which includes the fair value assessment of goodwill, is included in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of our 2023 Annual Report on Form 10-K. As of November 2, 2024, there have been no material changes to the critical accounting estimates contained therein.

In accordance with Financial Accounting Standards Board ASC Topic 350, "Intangibles-Goodwill and Other", goodwill is tested for impairment at least annually and in an interim period if a triggering event occurs. In the fourth quarter of fiscal 2023, the date of the Company’s last annual impairment test, the Company’s Vince Wholesale reporting unit exceeded its carrying value by 7.9%. Determining the fair value of goodwill is judgmental in nature and requires the use of significant estimates and assumptions. Actual future results may differ from those estimates. Any changes in fair value could potentially result in the carrying amount of the Company’s Vince Wholesale reporting unit exceeding its estimated fair value, and therefore could require an impairment loss. There can be no assurances that the Company will not be required to record further charges in its financial statements, which would negatively impact the Company’s results of operations during the period in which any impairment of our goodwill is determined.

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

Under the supervision and with the participation of our interim Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of November 2, 2024.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended November 2, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None of our directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended November 2, 2024.

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

Date		Vince Holding Corp.

December 12, 2024	By:	/s/ John Szczepanski
John Szczepanski
Chief Financial Officer
(as duly authorized officer, and principal financial officer)