Form 10-K
period 2025-02-01
VINCE HOLDING CORP.
filed 2025-05-02
CIK 1579157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 1, 2025

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

The aggregate market value of the registrant's Common Stock held by non-affiliates as of August 3, 2024, the last day of the registrant's most recently completed second quarter, was approximately $5.8 million based on a closing price per share of $1.54 as reported on the New York Stock Exchange on August 2, 2024. As of April 21, 2025, there were 12,843,067 shares of the registrant's Common Stock outstanding.

Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the registrant's 2024 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

On January 22, 2025, P180 Vince Acquisition Co. ("P180"), a subsidiary of P180, Inc., a venture focused on accelerating growth and profitability in the luxury apparel sector, acquired a majority stake in the Company (the “P180 Acquisition”) from affiliates of Sun Capital Partners, Inc. (collectively, “Sun Capital”).

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

These forward-looking statements involve a number of risks and uncertainties, some of which are beyond our control, including, without limitation: changes to and unpredictability in the trade policies and tariffs imposed by the U.S. and the governments of other nations; our ability to maintain adequate cash flow from operations or availability under our revolving credit facility to meet our liquidity needs; general economic conditions; restrictions on our operations under our credit facilities; our ability to improve our profitability; our ability to maintain our larger wholesale partners; our ability to accurately forecast customer demand for our products; our ability to maintain the license agreement with ABG Vince, a subsidiary of Authentic Brands Group; ABG Vince's expansion of the Vince brand into other categories and territories; ABG Vince's approval rights and other actions; our ability to realize the benefits of our strategic initiatives; the execution of our customer strategy; our ability to make lease payments when due; our ability to open retail stores under favorable lease terms and operate and maintain new and existing retail stores successfully; our operating experience and brand recognition in international markets; our ability to remediate the identified material weakness in our internal control over financial reporting; our ability to comply with domestic and international laws, regulations and orders; increased scrutiny regarding our approach to sustainability matters and environmental, social and governance practices; competition in the apparel and fashion industry; the transition associated with the appointment of new chief executive officer and new chief financial officer; our ability to attract and retain key personnel; seasonal and quarterly variations in our revenue and income; the protection and enforcement of intellectual property rights relating to the Vince brand; our ability to successfully conclude remaining matters following the wind down of the Rebecca Taylor business; the extent of our foreign sourcing; our reliance on independent manufacturers; our ability to ensure the proper operation of the distribution facilities by third-party logistics providers; fluctuations in the price, availability and quality of raw materials; the ethical business and compliance practices of our independent manufacturers; our ability to mitigate system or data security issues, such as cyber or malware attacks, as well as other major system failures; our ability to adopt, optimize and improve our information technology systems, processes and functions; our ability to comply with privacy-related obligations; our ability to maintain a listing of our common stock on the New York Stock Exchange; our status as a “controlled company”; our status as a “smaller reporting company”; and other factors as set forth from time to time in our Securities and Exchange Commission filings, including those described in this Annual Report under the heading “Part I, Item 1A – Risk Factors”. We intend these forward-looking statements to speak only as of the date of this Annual Report and we do not undertake to update or revise them as more information becomes available, except as required by law.

PART I

ITEM 1. BUSINESS.

Overview

We are a global retail company that operates the Vince brand women's and men's ready to wear business. Previously, the Company also owned and operated the Rebecca Taylor and Parker brands until the sale of the respective intellectual property was completed, as discussed below under "Recent Developments". We serve our customers through a variety of channels that reinforce the brand images.

We have a select number of wholesale partners who account for a significant portion of our net sales. In fiscal 2024 and fiscal 2023, sales to one wholesale partner, Nordstrom Inc., accounted for more than ten percent of the Company's net sales. These sales represented 26% of fiscal 2024 and 20% of fiscal 2023 net sales, respectively.

We design our products in the U.S. and source the vast majority of our products from contract manufacturers outside the U.S., primarily in Asia.

The Company operates on a fiscal calendar widely used by the retail industry that results in a given fiscal year consisting of a 52 or 53-week period ending on the Saturday closest to January 31.

•
References to "fiscal year 2024" or "fiscal 2024" refer to the fiscal year ended February 1, 2025; and
•
References to "fiscal year 2023" or "fiscal 2023" refer to the fiscal year ended February 3, 2024.

Fiscal year 2024 consisted of a 52-week period and fiscal year 2023 consisted of a 53-week period.

Our principal executive office is located at 500 5th Avenue, 20th Floor, New York, New York 10110, and our telephone number is (323) 421-5980. Our corporate website address is www.vince.com.

Recent Developments

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

On January 22, 2025, P180 Vince Acquisition Co., a subsidiary of P180, Inc., a venture focused on accelerating growth and profitability in the luxury apparel sector, acquired a majority stake in the Company (the “P180 Acquisition”) from affiliates of Sun Capital Partners, Inc. (collectively, “Sun Capital”). On the same day, V Opco completed a partial pay-down of $20,000 of the subordinated debt (the “Sun Debt Facility”) with SK Financial Services, LLC, an affiliate of Sun Capital (the “Sun Debt Paydown”).

See Part I, Item 1A. Risk Factors — "Risks Related to Our Business and Industry" for additional discussion regarding risks to our business associated with the P180 Acquisition.

The Brand

Vince

Vince Holding Corp. is a global retail company that operates the Vince brand women’s and men’s ready to wear business. Vince, established in 2002, is a leading global luxury apparel and accessories brand best known for creating elevated yet understated pieces for every day effortless style. As of February 1, 2025, we operate 43 full-price retail stores, 14 outlet stores, the e-commerce site, vince.com, and the subscription service Vince Unfold, vinceunfold.com. Vince is also available through premium wholesale channels globally.

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

Our direct-to-consumer business includes our company-operated retail and outlet stores and our e-commerce business. During fiscal 2024, we closed six net retail stores. The direct-to-consumer business also includes our e-commerce website, vince.com, and our subscription service, Vince Unfold, vinceunfold.com.

The following table details the number of Vince retail stores we operated for the past two fiscal years:

	Fiscal Year
	2024	2023
Beginning of fiscal year	63	67
Net (closed) opened	(6)	(4)
End of fiscal year	57	63

Rebecca Taylor and Parker

Rebecca Taylor and Parker consisted of our operations to distribute Rebecca Taylor and Parker brand products to major department and specialty stores in the U.S. and select international markets and directly to the consumer through their own branded e-commerce platforms, our Rebecca Taylor retail and outlet stores and through our subscription service, Rebecca Taylor RNTD. On September 12, 2022, the Company announced its decision to wind down the Rebecca Taylor business. On December 22, 2022, the Company's indirectly wholly owned subsidiary, Rebecca Taylor, Inc., completed the sale of its intellectual property and certain related ancillary assets to RT IPCO, LLC, an affiliate of Ramani Group. Substantially all Rebecca Taylor inventory was liquidated as of January 28, 2023. Additionally, all Rebecca Taylor retail and outlet stores operated by the Company were closed as of January 28, 2023 and the e-commerce site operated by the Company ceased in December 2022. A nominal sale of all outstanding shares of Rebecca Taylor, Inc. to Nova Acquisitions, LLC was completed on May 3, 2024. On February 17, 2023, the Company's indirectly wholly owned subsidiary, Parker Lifestyle, LLC, completed the sale of its intellectual property and certain related ancillary assets to Parker IP Co. LLC, an affiliate of BCI Brands.

Business Segments

We serve our customers through a variety of channels that reinforce the brand images. Our diversified channel strategy allows us to introduce our products to customers through multiple distribution points that are presented in two reportable segments: Vince Wholesale and Vince Direct-to-consumer. As a result of the completion of the wind down and sale, and the determination by the CODM that Parker would not be considered in the Company’s future operating plans, Rebecca Taylor and Parker is no longer an operating segment of the Company.

	Fiscal Year
(in thousands, except percentages)	2024	% of Total Net Sales	2023	% of Total Net Sales
Vince Wholesale	$165,349	56.3%	$149,603	51.1%
Vince Direct-to-consumer	128,103	43.7%	143,096	48.9%
Total reportable segment net sales	293,452	100.0%	292,699	99.9%
Rebecca Taylor and Parker	—	0.0%	191	0.1%
Total net sales	$293,452	100.0%	$292,890	100.0%

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

See Part I, Item 1A. Risk Factors — "Risks Related to Our Business and Industry — We may not be able to realize the benefits of our strategic initiatives."

Our public relations team conducts a wide variety of press activities to reinforce the brand image and create excitement around the Vince brand. Our apparel has appeared in the pages of major fashion magazines such as Vogue, Harper's Bazaar, Elle, InStyle, GQ, Esquire and WSJ. Well-known trend setters in entertainment and fashion are also regularly seen wearing the brand.

Sourcing and Manufacturing

We do not own or operate any manufacturing facilities. We contract for the purchase of finished goods with manufacturers who are responsible for the entire manufacturing process, including the purchase of piece goods and trim. Although we do not have long-term written contracts with manufacturers, we have long-standing relationships with a diverse base of vendors which we believe to be mutually satisfactory. We work with more than 30 manufacturers across 12 countries, with 66% of our products produced in China in fiscal 2024. For cost and control purposes, we contract with select third-party vendors in the U.S. to produce a small portion of our merchandise.

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

Distribution Facilities

As of February 1, 2025, we operated out of three distribution centers, one located in the U.S., one in Hong Kong and one in Belgium.

Our warehouse in the U.S., located in California, is operated by a third-party logistics provider and includes dedicated space to fulfilling orders to support our wholesale partners, retail locations and e-commerce business and utilizes a warehouse management system that is fully customer and vendor compliant.

Our warehouse in Hong Kong is operated by a third-party logistics provider and supports our wholesale orders for international customers located primarily in Asia and the Middle East.

Our warehouse in Belgium is operated by a third-party logistics provider and supports our Vince wholesale orders for international customers located primarily in Europe and our Vince UK store.

We believe we have sufficient capacity in our domestic and international distribution facilities to support our current and projected business.

Information Systems

During fiscal 2021, we completed the rollout of a new point of sale ("POS") system for the Vince brand to expand our omni-channel capabilities to promote direct-to-consumer growth and enhance the customer engagement and shopping experience. During fiscal 2022, we completed the implementation of a customer data platform and the front-end re-platforming of our Vince e-commerce website. In fiscal 2023 and 2024, we improved our cybersecurity environment through the implementation of true end-point protection and improved network infrastructure. Our continued strategy includes investing in customer facing technologies to further expand our omni-channel capabilities and to further consolidate systems over time to create operational efficiencies and to achieve a common platform across the Company.

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

Human Capital

As of February 1, 2025, we had 578 employees, of which 344 were employed in our company-operated retail stores. Except for 8 employees in France, who are covered by collective bargaining agreements pursuant to French law, none of our employees are currently covered by a collective bargaining agreement and we believe our employee relations are good.

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

Trademarks and Licensing

On April 21, 2023, V Opco, the Company's wholly owned indirect subsidiary, entered into the Asset Purchase Agreement, by and among V Opco, ABG Vince, a newly formed indirect subsidiary of Authentic Brands Group, LLC, the Company and ABG Intermediate Holdings 2 LLC, whereby V Opco sold its intellectual property assets related to the business operated under the Vince brand to ABG Vince at closing. The Company closed the Asset Sale on May 25, 2023 (the “Closing”).

On May 25, 2023, in connection with the Closing, V Opco and ABG Vince entered into a License Agreement (the “License Agreement”), which provides V Opco with a license to use the Licensed Property in the Territory, which is defined as the United States, Canada, Andorra, Austria, Germany, Switzerland, Belgium, Netherlands, Luxembourg, France, Monaco, Liechtenstein, Italy, San Marino, Vatican City, Iceland, Norway, Denmark, Sweden, Finland, Spain, Portugal, Greece, Republic of Cyprus (excluding Northern Cyprus), United Kingdom, Ireland, Australia, New Zealand, Mainland China, Hong Kong, Macau, Taiwan, Singapore, Japan and Korea (the "Core Territory"), together with all other territories (the "Option Territory," together with the Core Territory, the

“Territory”), to the Approved Accounts (each as defined in the License Agreement). The Option Territory may be changed unilaterally by ABG Vince at any time after the effective date of the License Agreement. The License Agreement also provides V Opco with a license to operate the Vince e-commerce site, www.vince.com, as well as to operate all retail stores in the Territory. V Opco is required to operate and maintain a minimum of 45 Retail Stores and Shop-in-Shops in the Territory.

Additionally, the License Agreement provides V Opco with a license to use the Licensed Property in the Territory to design, manufacture, promote, market, distribute, and sell ready-to-wear Sportswear Products and Outerwear Products (the "Core Products") and Baby Layettes (the "Option Products," together with the Core Products, the "Licensed Products"), which Option Products may be changed unilaterally by ABG Vince at any time after the effective date of the License Agreement.

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

Risks Related to Our Business and Industry

Changes to and unpredictability in the trade policies and tariffs imposed by the U.S. government and the governments of other nations could materially affect our financial condition, liquidity and results of operations.

The United States recently announced changes to U.S. trade policy, which included increasing tariffs on imports, in some cases significantly, and potentially renegotiating or terminating existing trade agreements. For example, in April 2025, the United States announced a new universal baseline tariff of 10%, plus additional country-specific tariffs for select trading partners, including a 145%

tariff on substantially all products of Chinese origin, on all U.S. imports. These tariffs significantly raise the per-unit cost of our products. While to date our responses have included further diversification of our sourcing base, strategic price increases, collaboration with partners across our network to help absorb increased costs, measured spending across the organization, and other cost-mitigation measures, the situation surrounding the recently implemented tariffs remains uncertain and continues to evolve on a daily or weekly basis as ongoing uncertainty relating to international trade policy and regulations as well as trade disputes, protectionist measures, and threat of a trade war persist. Accordingly, the overall impact on our business will depend on multiple factors, including the duration and potential expansion of current tariffs, future changes to tariff rates, scope, or enforcement, retaliatory measures by impacted exporting countries, inflationary effects and broader macroeconomic responses, changes to consumer purchasing behavior, and the effectiveness of our responses in managing these challenges. Because we cannot predict future trade policy in the United States and other countries, there is no assurance that we will be able to fully mitigate the financial and competitive impacts related to tariffs or other trade restrictions, any of which could have a material adverse effect on our business, liquidity and financial results.

Our ability to continue to have the liquidity necessary to service our debt, meet contractual payment obligations, including royalty payments under the License Agreement (as defined below), and fund our operations, particularly in light of the recently implemented tariffs, depends on many factors, including our ability to generate sufficient cash flow from operations, maintain adequate availability under our 2023 Revolving Credit Facility (as defined below) or obtain other financing.

Our ability to timely service our indebtedness, meet contractual payment obligations, including royalty payments under the License Agreement, and to fund our operations, particularly in light of the recently implemented tariffs, will depend on our ability to generate sufficient cash, either through cash flows from operations, borrowing availability under the 2023 Revolving Credit Facility or other financing, and our ability to access the capital markets if other sources of financing are unavailable on acceptable terms. While we expect to meet our monthly Excess Availability (as defined in the 2023 Revolving Credit Facility Agreement) covenant and believe that our other sources of liquidity will generate sufficient cash flows to meet our obligations for the next twelve months, the foregoing expectation is dependent on a number of factors, including, among others, our ability to generate sufficient cash flow from operations, our ongoing ability to manage our operating obligations, the ability of our partners to satisfy their payment obligations to us when due, the results of any future inventory valuations and the potential borrowing restrictions imposed by our lenders based on their credit judgment, all of which could be significantly and negatively impacted by the recently implemented and new retaliatory and/or reciprocal tariffs, as well as changing trade policies between the U.S. and its trading partners, in addition to other macroeconomic factors. Any such negative impact could materially and negatively impact our borrowing capacity. In the event that we are unable to timely service our debt, meet other contractual payment obligations or fund our other liquidity needs, we may need to refinance all or a portion of our indebtedness before maturity, seek waivers of or amendments to our contractual obligations for payment, reduce or delay scheduled expansions and capital expenditures, liquidate inventory through additional discounting, sell material assets or operations or seek other financing opportunities. There can be no assurance that these options would be readily available to us and our inability to address our liquidity needs could materially and adversely affect our operations and jeopardize our business, financial condition and results of operations, including a default under the 2023 Revolving Credit Facility which could result in all amounts outstanding under such facility becoming immediately due and payable. See “— Changes to and unpredictability in the trade policies and tariffs imposed by the U.S. government and the governments of other nations could materially affect our financial condition and results of operations.”

General economic conditions in the U.S. and other parts of the world, including a weakening of the economy and restricted credit markets, can affect consumer confidence and consumer spending patterns.

The success of our operations depends on consumer spending. Consumer spending is impacted by a number of factors, including actual and perceived economic conditions affecting disposable consumer income, customer traffic within shopping and selling environments, business conditions, interest rates and availability of credit and tax rates in the general economy and in the international, regional and local markets in which our products are sold, including those resulting from inflation and other macroeconomic pressures in the United States and the global economy, particularly in light of the financial impacts of recently implemented and new retaliatory and/or reciprocal tariffs, as well as changing trade policies between the U.S. and its trading partners (including rising interest rates, fears of recession and continued market volatility and instability in the banking sector), health epidemics or pandemics, climate change, catastrophic events, such as war (including the armed conflicts between Ukraine and Russia and in the Middle East and the related governmental and non-governmental global responses to such conflict), terrorist attacks, civil unrest, and other acts of violence. A worsening of the economy may negatively affect consumer and wholesale purchases of our products and could have a material adverse effect on our business, results of operations and financial conditions.

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

Our ability to comply with the covenants and other terms of our debt obligations, particularly in light of the financial impacts of recently implemented and new retaliatory and/or reciprocal tariffs, as well as changing trade policies between the U.S. and its trading partners, will depend on our future operating performance. If we fail to comply with such covenants and terms, and are unable to cure such failure under the terms of our credit facilities, if applicable, we would be required to obtain additional waivers from our lenders to maintain compliance with our debt obligations. If we are unable to obtain any necessary waivers and the debt is accelerated, a material adverse effect on our financial condition and future operating performance would likely result.

We may be unable to improve our profitability.

We have enhanced our focus on driving profitability through disciplined inventory management, lower promotional activity, a pullback in the off-price channel, an improved gross margin profile and an optimized expense structure, including through our transformation program. However, our profitability is impacted by multiple factors, including royalty payments under the License Agreement as well as macroeconomic factors. In particular, in light of the financial impacts of recently implemented and new retaliatory and/or reciprocal tariffs, as well as changing trade policies between the U.S. and its trading partners, our profitability could be significantly and adversely impacted. See “— Changes to and unpredictability in the trade policies and tariffs imposed by the U.S. government and the governments of other nations could materially affect our financial condition and results of operations.” As a result, there can be no assurance that we will continue to be successful in driving margin expansion and profitability to the extent required to positively impact our financial results and our profitability may not improve as intended.

A substantial portion of our revenue is derived from a small number of large wholesale partners, and the loss of, or other changes with, any of these wholesale partners could substantially reduce our total revenue.

We historically had and continue to have a small number of wholesale partners who account for a significant portion of our net sales. Our consolidated net sales to the full-price, off-price and e-commerce operations of our largest wholesale partner comprised 26% of our total revenue for fiscal 2024. We do not have formal written agreements with any of our wholesale partners and purchases generally occur on an order-by-order basis. A decision by any of our major wholesale partners, whether motivated by marketing strategy, competitive conditions, financial difficulties or otherwise, to significantly decrease the amount of merchandise purchased from us, or to change their manner of doing business with us, could substantially reduce our revenue and have a material adverse effect on our profitability. Furthermore, the foregoing could be exacerbated by the financial impacts on our wholesale partners of recently implemented and new retaliatory and/or reciprocal tariffs, as well as changing trade policies between the U.S. and its trading partners.

In addition, due to the concentration of and/or ownership changes in our wholesale partner base, our results of operations could be adversely affected if any of these wholesale partners fails to satisfy its payment obligations to us when due or no longer takes part in the distribution arrangements. Moreover, continued consolidation in the retail industry could further decrease the number of, or concentrate, our wholesale partner base, and financial difficulties of one of our major customers could result in reduced business and higher credit risk with respect to that customer. All of these changes could also decrease our opportunities in the market and decrease our negotiating strength with our wholesale partners. Furthermore, under the License Agreement, ABG Vince may remove any customer account that was pre-approved at the time of the closing of the Asset Sale if it believes using its good faith, commercially reasonable judgment, that such account is no longer consistent with the brand positioning for the Licensed Property or reject at its sole good faith discretion any new customer account we submit for its approval. If we lose any of our existing wholesale partners as a result of ABG Vince's decision to remove them, or if we are unable to expand our wholesale partnership or any addition of new wholesale partners is rejected by ABG Vince, our results of operations could be significantly and negatively impacted. These factors could have a material adverse effect on our business, financial condition, and operating results.

If we are unable to accurately forecast customer demand for our products, our results of operations could be materially impacted.

We stock our stores, and provide inventory to our wholesale partners, based on our or their estimates of future demand for particular products. Our inventory management and planning team determines the number of pieces of each product that we will order from our manufacturers based upon past sales of similar products, sales trend information and anticipated demand at our suggested retail prices. Our ability to accurately forecast demand for our products could be affected by many factors, including an increase or decrease in demand for our products or for products of our competitors, product introductions by competitors, unanticipated changes in general market conditions (including the recently implemented tariffs as discussed below), and weakening of economic conditions or consumer confidence in future economic conditions. We cannot guarantee that we will be able to match supply with demand in all cases in the future, to produce sufficient levels of desirable product or to forecast demand accurately. In particular, the financial and competitive impacts resulting from recently implemented and new retaliatory and/or reciprocal tariffs, as well as changing trade policies between the U.S. and its trading partners, could significantly impact our ability to procure desirable products in appropriate categories to meet consumer demand or at prices that are satisfactory to customers. If we fail to accurately forecast customer demand, we may experience excess inventory levels or a shortage of products. Inventory levels in excess of customer demand may result in inventory write-downs or write-offs and the sale of excess inventory at discounted prices, which would negatively impact our gross margin, as was the case in fiscal 2022. Conversely, if we underestimate customer demand for our products, our manufacturers may not be able to deliver products to meet our requirements, and this could harm our business. There can be no assurance that we will be able to successfully manage our inventory at a level appropriate for future customer demand.

The failure to maintain our license agreement relating to the Vince brand would cause us to lose all our revenues.

On May 25, 2023, V Opco, the Company's wholly owned indirect subsidiary, sold all its intellectual property assets related to the business operated under the Vince brand to ABG Vince, an indirect subsidiary of Authentic Brands Group, LLC (“Authentic”), pursuant to the Asset Purchase Agreement, entered into by and among V Opco, ABG Vince, the Company and ABG Intermediate Holdings 2 LLC. Simultaneously with the Asset Sale, V Opco entered into a license agreement (as amended from time to time, the “License Agreement”) with ABG Vince which provides us with a license to use the Licensed Property in the Territory (as defined in the License Agreement) in the Territory, which is defined as the United States, Canada, Andorra, Austria, Germany, Switzerland, Belgium, Netherlands, Luxembourg, France, Monaco, Liechtenstein, Italy, San Marino, Vatican City, Iceland, Norway, Denmark, Sweden, Finland, Spain, Portugal, Greece, Republic of Cyprus (excluding Northern Cyprus), United Kingdom, Ireland, Australia, New Zealand, Mainland China, Hong Kong, Macau, Taiwan, Singapore, Japan and Korea (the “Core Territory”), together with all other territories (the “Option Territory,” together with the Core Territory, the “Territory”), which Option Territory may be changed unilaterally by ABG Vince at any time after the effective date of the License Agreement. Additionally, we may use in the Territory, the Licensed Property in the Territory to design, manufacture, promote, market, distribute, and sell ready-to-wear sportswear products and outerwear products (the “Core Products”) and home décor and baby layettes (the “Option Products,” together with the Core Products, the “Licensed Products”), which Option Products may be changed unilaterally by ABG Vince at any time after the effective date of the License Agreement. The License Agreement has an initial term of ten years with eight options to renew for a ten-year period each.

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

Under the License Agreement, ABG Vince has broad approval rights at its sole good faith discretion, including over, among other things, design direction of Licensed Products and marketing strategies, as well as any addition of new customer accounts and new retail locations. In addition, ABG Vince may remove any customer account that was pre-approved at the time of the closing of the Asset Sale if using its good faith, commercially reasonable judgment, it believes that such account is no longer consistent with the brand positioning for the Licensed Property. If ABG Vince chooses to exercise any of these approval rights, we may be unable to operate our business as intended. Furthermore, as part of the Asset Sale, our license agreements, including our e-commerce website domain name license, were sold to ABG Vince. ABG Vince will be required to maintain such license agreements going forward, and its failure to do so could materially and adversely affect our business and operations. Lastly, V Opco's governance rights as a minority equity holder of ABG Vince are limited and therefore, ABG Vince could choose to take corporate actions that would materially and negatively impact the results of operations of ABG Vince, which could in turn adversely affect the amount of cash available for distribution to V Opco.

We may not be able to realize the benefits of our strategic initiatives.

Our business growth depends on the successful execution of our strategic initiatives. However, the continued success of our strategic initiatives depends on a number of factors, which historically included positioning our retail and e-commerce businesses for further strategic growth, particularly through enhancement of our customer data platform to create improved segmentation and personalization for an enhanced customer experience, expanding our presence internationally including in Asia and Europe, growing men's business, properly identifying appropriate future growth opportunities, and other macroeconomic impacts on our business. However, there can be no assurance that these strategic initiatives will produce their intended positive results and, particularly in light of the financial impacts of recently implemented and new retaliatory and/or reciprocal tariffs, as well as changing trade policies between the U.S. and its trading partners, some or all of our strategic initiatives may become operationally infeasible or impractical. If we are unable to realize the benefits of the strategic initiatives, our financial conditions, results of operations and cash flows could be materially and adversely affected.

We are subject to risks associated with leasing retail and office space, which are historically subject to long-term non-cancellable leases and are required to make substantial lease payments under our operating leases, and any failure to make these lease payments when due would likely harm our business, profitability and results of operations.

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

Payments under these leases account for a significant portion of our selling, general and administrative expenses. For example, as of February 1, 2025, we were a party to 61 operating leases associated with our retail stores and our office and showroom spaces requiring future minimum lease payments of $22,466 in the aggregate through fiscal 2025 and $109,209 thereafter. Any new retail stores leased by us under operating leases will further increase our operating lease expenses, and some of those stores may require significant capital expenditures. We depend on cash flows from operations to pay our lease expenses and to fulfill our other cash needs. Particularly in light of the financial impacts of recently implemented and new retaliatory and/or reciprocal tariffs, as well as changing trade policies between the U.S. and its trading partners, if our business does not generate sufficient cash flow from operating activities, and sufficient funds are not otherwise available to us from borrowings under our credit facilities or from other sources, we may not be able to service our operating lease expenses, grow our business, respond to competitive challenges or fund our other liquidity and capital needs, which would harm our business. In addition, we may remain obligated under the applicable lease for, among other things, payment of the base rent for the remaining lease term, even after the space is exited or otherwise closed (such as our temporary store closures resulting from the COVID-19 pandemic). Such costs and obligations related to the early or temporary closure of our stores or termination of our leases could have a material adverse effect on our business, results of operations, and financial condition.

If an existing or future store is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease including, among others, paying the base rent for the balance of the lease term if we cannot negotiate a mutually acceptable termination payment. In fiscal 2025, 11 of our existing store leases will expire, many for which we have already extended or secured an alternative location. As our leases expire, we may fail to negotiate renewals, either on commercially acceptable terms or at all, or to find a suitable alternative location, which could cause us to close stores in desirable locations or in the case of office leases, incur costs in relocating our office space.

We may be unable to open retail stores in select locations under favorable lease terms and operate and maintain our new and existing retail stores successfully, which could materially and adversely affect our financial condition and results of operations.

We continue to seek retail opportunities in targeted streets or malls with desirable size and adjacencies, typically near luxury retailers that we believe are consistent with our key customers' demographics and shopping preferences, and seek to negotiate favorable leases. The success of this strategy depends on a number of factors, including the identification of suitable markets and sites, negotiation of acceptable lease terms while securing those favorable locations, including desired term, rent and tenant improvement allowances, and if entering a new market, the timely achievement of brand awareness and proper evaluation of the market, affinity and purchase intent in that market, as well as our business condition in funding the opening and operations of stores. In addition, under the License Agreement, we are required to maintain a minimum number of retail locations as well as obtain prior approval from ABG Vince with respect to new retail locations which may be provided at its sole good faith discretion. We may be unable to open new retail locations as intended if ABG Vince chooses to withhold such approval. Furthermore, we may not be able to maintain the successful operation of our retail stores if the areas around our existing retail locations undergo changes that result in reductions in customer foot traffic or otherwise render the locations unsuitable, such as economic downturns in the area (particularly in light of the financial impacts of recently implemented and new retaliatory and/or reciprocal tariffs, as well as changing trade policies between the U.S. and its trading partners), changes in demographics and customer preferences, and the closing or decline in popularity of adjacent stores.

As of February 1, 2025, we operated 57 stores, including 42 company-operated Vince full-price stores and 14 company-operated Vince outlet stores throughout the United States and one company-operated Vince full price store in the United Kingdom.

Our limited operating experience and brand recognition in international markets may delay our expansion strategy and cause our business and growth to suffer.

We face risks with respect to our strategy to expand internationally, including our efforts to further expand our business in Asia and Europe through company-operated locations, wholesale arrangements as well as with international partners. Our current operations are based largely in the U.S., with international wholesale sales representing approximately 7% of net sales for fiscal 2024. Therefore, we have a limited number of customers and experience in operating outside of the U.S. We also do not have extensive experience with regulatory environments and market practices outside of the U.S. and cannot guarantee that we will be able to penetrate or successfully operate in any market outside of the U.S. Many of these markets also have different operational characteristics, including employment and labor regulations, transportation, logistics, real estate (including lease terms) and local reporting or legal requirements, and the impact on the international markets remains unclear. In addition, changes in regulatory, geopolitical, social or economic policies, particularly in light of the financial impacts of recently implemented and new retaliatory and/or reciprocal tariffs, as well as changing trade policies between the U.S. and its trading partners, may present further barriers to expanding in international markets, including China and other neighboring countries in Asia. Furthermore, pursuant to the License Agreement, our exclusive license to operate the Vince brand may be limited by the terms of the License Agreement. Some of the regions in which we currently operate are designated as Option Territories, including the Middle East and Latin America. If Authentic chooses to operate in these Option Territories, we become unable to directly operate in those areas.

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

For so long as we remain a “non-accelerated filer” under the rules of the Securities and Exchange Commission, our independent registered public accounting firm is not required to deliver an annual attestation report on the effectiveness of our internal control over financial reporting. We will cease to be a non-accelerated filer if either (i) the aggregate market value of our outstanding common stock held by non-affiliates as of the last business day of our most recently completed second fiscal quarter (our “public float”) is $75,000 or more and our annual revenues for the most recently completed fiscal year are $100,000 or more or (ii) our public float is $700,000 or more, in which case we would become subject to the requirement for an annual attestation report by our independent registered public accounting firm on the effectiveness of our internal control over financial reporting.

Failure to comply with laws and regulations could adversely impact our business.

We are subject to numerous domestic and international laws, regulations and advisories, including labor and employment, environmental, wage and hour, customs and tariffs, truth- in-advertising, consumer protection, data and privacy protection, and zoning and occupancy laws and ordinances that regulate retailers generally or govern the importation, promotion and sale of merchandise and the operation of stores and warehouse facilities, all of which may change from time to time. If these regulations were violated by our management, employees, vendors, independent manufacturers or partners, the costs of certain goods could increase, or we could experience delays in shipments of our products, be subject to fines or penalties, or suffer reputational harm, which could reduce demand for our merchandise and hurt our business and results of operations. In addition, we are subject to laws and regulations related to us being a public company, including the rules and regulations of the SEC and the New York Stock Exchange ("NYSE"). Any violation of or not meeting compliance standards under such laws and regulations could impact our status as a public company, including our ability to continue being listed on the NYSE. Moreover, changes in product safety or other consumer protection laws could lead to increased costs to us for certain merchandise, or additional labor costs associated with readying merchandise for sale. It is often difficult for us to plan and prepare for potential changes to applicable laws and future actions or payments related to such changes could be material to us.

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

We may not successfully manage the transition associated with the appointment of a new Chief Executive Officer and Chief Financial Officer, which could have an adverse impact on us.

On February 5, 2025, we announced that, in connection with the P180 Acquisition, we appointed Brendan Hoffman as our Chief Executive Officer, effective as of February 6, 2025. David Stefko resigned from the position of Interim Chief Executive Officer, effective February 6, 2025, and remains a member of the Board. Additionally, on March 28, 2025, John Szczepanski resigned from his position as Chief Financial Officer of the Company. In connection with Mr. Szczepanski’s resignation, effective April 14, 2025, the board appointed Yuji Okumura, the Company’s Interim Chief Financial Officer since March 2025 and Vice President, Controller since September 2020, as Chief Financial Officer. The effectiveness of our new Chief Executive Officer and Chief Financial Officer and our senior leadership team generally, following the foregoing transitions, could have a significant impact on our ability to operate the business effectively. The failure to ensure a smooth transition, including required knowledge transfers, could negatively affect our results of operations and financial condition as well as our ability to execute our business strategies.

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

We may be unable to successfully conclude remaining matters following the wind down of the Rebecca Taylor business.

On September 12, 2022, the Company announced its decision to wind down the Rebecca Taylor business. On December 22, 2022, the Company's indirectly wholly owned subsidiary, Rebecca Taylor, Inc., completed the sale of its intellectual property and certain related ancillary assets to RT IPCO, LLC, an affiliate of Ramani Group. Substantially all Rebecca Taylor inventory was liquidated as of January 28, 2023. All Rebecca Taylor retail and outlet stores operated by the Company were closed as of January 28, 2023 and the e-commerce site operated by the Company ceased in December 2022. On July 7, 2023, Rebecca Taylor, Inc. and Rebecca Taylor Retail Stores, LLC, each as an assignor, made a General Assignment for the Benefit of the Creditors (the “Assignment”) to a respective assignee, an unaffiliated California limited liability company, pursuant to California state law. The Assignment resulted in the residual rights and assets of each of Rebecca Taylor, Inc. and Rebecca Taylor Retail Stores, LLC being assigned and transferred to such assignees. The wind down of the Rebecca Taylor business was completed on May 3, 2024 with the nominal sale of all outstanding shares of Rebecca Taylor, Inc. to Nova Acquisitions, LLC. Following completion of the wind down, there remains certain risks and uncertainties surrounding the actions of vendors and other counterparties, including legal risks associated with the wind down. As a result, the overall cost of the wind down may exceed our expectations and the Vince business may be adversely impacted.

Risks Related to Our Supply Chain

The extent of our foreign sourcing may adversely affect our business.

In fiscal 2024 we worked with more than 30 manufacturers across 12 countries, with 66% of our costs related to products produced in China throughout fiscal 2024. A manufacturing contractor's failure to ship products to us in a timely or cost-effective manner or to meet the required quality standards could cause us to miss the delivery date requirements of our customers for those items. The failure to make timely deliveries may cause customers to cancel orders, refuse to accept deliveries or demand reduced prices, any of which could have a material adverse effect on us. As a result of the magnitude of our foreign sourcing, our business is subject to the following additional risks:

•
imposition of duties, taxes, tariffs and other charges on imports, and regulations, quotas, bans and other trade restrictions relating to imports (particularly in light of the financial impacts of recently implemented and new retaliatory and/or reciprocal tariffs, as well as changing trade policies between the U.S. and its trading partners), as further discussed below;
•
imposition of regulations, quotas and other trade restrictions relating to imports, including quotas imposed by bilateral textile agreements between the U.S. and foreign countries;
•
currency exchange rates, including decreases in the value of the U.S. dollar relative to foreign currencies, which could increase the cost of products we purchase from foreign suppliers;

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

If these risks limit or prevent us from manufacturing products in any significant international market, prevent us from acquiring products from foreign suppliers, or continue to significantly increase the cost of our products, our operations could be seriously disrupted until alternative suppliers are found or alternative markets are developed, which could negatively and significantly impact our business.

Furthermore, to date, the current U.S. Administration has imposed, and continues to propose to impose, additional tariffs on all U.S. imports, which significantly raises the per-unit cost of our products. While we have implemented certain strategies to mitigate such impact, including further diversification of our sourcing base to mitigate some negative macroenvironmental impact of a particular region such as China, executing such diversification is and will be time consuming, may be difficult or impracticable for many products, may result in further increases in our per-unit costs and/or may negatively impact the quality of our products. Any increase in the prices of our products and/or decline in the quality of our products could in turn negatively impact the demand for our products and negatively impact our business and results of operations. See “— Changes to and unpredictability in the trade policies and tariffs imposed by the U.S. government and the governments of other nations could materially affect our financial condition and results of operations.”

Our reliance on independent manufacturers could cause delays or quality issues which could damage customer relationships.

We use independent manufacturers to assemble or produce all of our products, whether inside or outside the U.S. We are dependent on the ability of these independent manufacturers to adequately finance the production of goods ordered, maintain sufficient manufacturing capacity, and otherwise provide products that are consistent with our quality and ethical standards. We receive from time to time shipments of product that fail to conform to our quality control standards or products that are damaged during shipment as they were not properly packed. Failures such as these in our quality control program may result in diminished product quality, which in turn may result in increased order cancellations and returns, decreased consumer demand for our products, or product recalls, any of which may have a material adverse effect on our results of operations and financial condition. In addition, products that fail to meet our standards, or other unauthorized products, could end up in the marketplace without our knowledge. This could materially harm our brand and our reputation in the marketplace.

We generally do not have long-term written agreements with any independent manufacturers. As a result, any single manufacturing contractor could unilaterally terminate its relationship with us at any time or attempt to change historical terms of engagement, such as demanding accelerated payment terms, all and any of such actions by a manufacturing contractor could disrupt our supply chain strategies and our operations. Our top five manufacturers accounted for the production of approximately 59% of our finished products during fiscal 2024. Supply disruptions from these manufacturers (or any of our other manufacturers) could have a material adverse effect on our ability to meet customer demands if we are unable to source suitable replacement materials at acceptable prices or at all. Moreover, alternative manufacturers, if available, may not be able to provide us with products or services of a comparable quality, at an acceptable price or on a timely basis.

Furthermore, as we pursue further diversification of our sourcing base, particularly in light of the financial impacts of recently implemented and new retaliatory and/or reciprocal tariffs, as well as changing trade policies between the U.S. and its trading partners, we may replace one or more of our vendors and also enter into relationships with new manufacturers. Identifying suitable suppliers is an involved process that requires us to become satisfied with their quality control, responsiveness and service, financial stability and labor and other responsible and/or ethical business practices. There can be no assurance that there will not be a disruption in the supply of our products from independent manufacturers or that any new manufacturers will be successful in producing our products in a manner we expected, and as a result, our business and financial results could be negatively affected.

Problems with our distribution process could materially harm our ability to meet customer expectations, manage inventory, complete sale transactions, and achieve targeted operating efficiencies.

In the U.S., we rely on a distribution facility operated by a third-party logistics provider in California. Our ability to meet the needs of our wholesale partners and our own direct-to-consumer business depends on the proper operation of this distribution facility. Because substantially all of our products are distributed from one state, our operations could be interrupted by labor difficulties, by floods, fires, earthquakes or other natural disasters and health crises and pandemics, at or near such facility, or by the indirect effects of macroeconomic events, such as recently implemented, new and retaliatory and/or reciprocal tariffs. For example, a majority of our ocean shipments go through the ports in California, which are subject to significant processing delays, particularly in light of the financial impacts of recently implemented and new retaliatory and/or reciprocal tariffs, as well as changing trade policies between the U.S. and its trading partners, which in turn results not only in shipment disruptions but also in significantly increased freight costs. We also have warehouses overseas, including in Hong Kong and Belgium, operated by third-party logistics providers, supporting our wholesale orders for customers located primarily in the nearby regions. Disruptions at any of these facilities located outside the U.S. (including disruptions related to tariff risks and the armed conflict between Ukraine and Russia and in the Middle East) could also materially and negatively impact our business.

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

Fluctuations in the price, availability and quality of the fabrics or other raw materials, particularly cotton, silk, leather and synthetics used in our manufactured apparel, could have a material adverse effect on cost of sales or our ability to meet customer demands. The prices of fabrics depend largely on the market prices of the raw materials used to produce them. The price and availability of the raw materials and, in turn, the fabrics used in our apparel may fluctuate significantly, depending on many factors, including crop yields, weather patterns, labor costs and changes in oil prices as well as other economic factors, particularly in light of the financial impacts of recently implemented and new retaliatory and/or reciprocal tariffs, as well as changing trade policies between the U.S. and its trading partners, and the armed conflict between Ukraine and Russia and in the Middle East. We may not be able to create suitable design solutions that utilize raw materials with attractive prices or, alternatively, to pass higher raw materials prices and related transportation costs on to our customers. We are not always successful in our efforts to protect our business from the volatility of the market price of raw materials, and our business can be materially affected by dramatic movements in prices of raw materials. The ultimate effect of this change on our earnings cannot be quantified, as the effect of movements in raw materials prices on industry selling prices are uncertain, but any significant increase in these prices could have a material adverse effect on our business, financial condition and operating results.

If our independent manufacturers fail to use ethical business practices and comply with applicable laws and regulations, our business could be harmed due to negative publicity.

We have established operating guidelines which promote responsible and ethical business practices such as fair wage practices, compliance with child labor laws and other local laws. While we monitor compliance with those guidelines, we do not control our independent manufacturers or their business practices. Accordingly, we cannot guarantee their compliance with our guidelines. From time to time, our audit results have revealed a lack of compliance in certain respects, including with respect to local labor, safety, and environmental laws. Other fashion companies have faced criticism after highly publicized incidents or compliance issues have occurred or been exposed at factories producing their products. To the extent our manufacturers do not bring their operations into compliance with such laws or resolve material issues identified in any of our audit results, we may face similar criticism and negative publicity. In addition, other fashion companies have encountered organized boycotts of their products in such situations. If we, or other companies in our industry, encounter similar problems in the future, it could harm our business, stock price and results of operations. In addition, a lack of demonstrated compliance by our suppliers, and especially by any new suppliers with whom we may have little or no experience, could lead or require us to seek alternative suppliers, which could increase our costs and result in delayed delivery of our products, product shortages or other disruptions of our operations. Furthermore, expectations of ethical business practices continually evolve, may be substantially more demanding than applicable legal requirements and are driven in part by legal developments and by diverse groups active in publicizing and organizing public responses to perceived ethical shortcomings. Accordingly, we cannot predict how expectations of ethical business practices might develop in the future and cannot be certain that our guidelines would satisfy all parties who are active in monitoring and publicizing perceived shortcomings in labor and other business practices worldwide.

Risks Related to Our Information Technology and Security

System or data security issues, such as cyber or malware attacks, as well as other major system failures could disrupt our internal operations or information technology services, and any such disruption could negatively impact our net sales, increase our expenses and harm our reputation.

From time to time, we are subject to system or data security problems, including viruses and bugs as well as security issues created by third-party software and applications, employee errors and malfeasance and other various causes. None of these incidents has resulted in any data or information breaches or any other material impact to our financial results. There is no assurance, however, that we would not be subject to material security problems in the future, including cyber or malware attacks, including as an indirect result of our ability to direct sufficient human and capital resources towards systems and data security, malicious actors using artificial intelligence to carry out more sophisticated attacks and increasing the potential for harm, changes to domestic and international regulations or other policies or the armed conflicts between Ukraine and Russia and in the Middle East, and we could incur significant expenses or disruptions of our operations in connection with resulting system failures or data and information breaches. The increased use of smartphones, tablets, and other wireless devices, as well as the hybrid and remote work environments, and advancements in and increasing business integration of artificial intelligence may also heighten these and other operational risks. The costs to us to eliminate or alleviate security problems, viruses and bugs could be significant, and the efforts to address these problems could result in interruptions, delays or cessation of service that may impact our reputation and/or impede our sales, distribution or other critical functions. Furthermore, any security issues that involve the compromise of personal information of our customers or employees could subject us to litigation and/or penalties and harm our reputation, materially and adversely affecting our business and growth. We also do not control our third-party service providers and cannot guarantee that no electronic or physical computer break-ins and security breaches will occur in the future, nor can we guarantee that any loss we experience can be recovered from such third-party service providers. Lastly, in the case of a disaster affecting our information technology systems, we may experience delays in recovery of data, inability to perform vital corporate functions, tardiness in required reporting and compliance, failures to adequately support our operations and other breakdowns in normal communication and operating procedures that could materially and adversely affect our financial condition and results of operations.

We are continuing to adopt, optimize and improve our information technology systems, processes, and functions. If these systems, processes, and functions do not operate successfully, our business, financial condition, results of operations and cash flows could be materially harmed.

We continue to optimize and improve our information technology environment. For example, in fiscal 2022, we completed the implementation of a customer data platform and the front-end re-platforming of our Vince e-commerce website and in fiscal 2023 and 2024, we improved our cybersecurity environment through the implementation of true end-point protection and improved network infrastructure. We plan to progress these strategies, including investing in customer facing technologies to further expand our omni-channel capabilities and to further consolidate systems over time to create operational efficiencies and to achieve a common platform across the Company. If we fail in our efforts to continue adopting, optimizing and improving these systems, processes and functions as currently planned or fail to effectively utilize technological advancements in areas such as artificial intelligence and data analytics, we could incur further disruptions to our business and operations, including lost e-commerce sales, a negative mobile experience for our customers, deficiencies or weaknesses in our internal controls, as well as additional costs to replace those systems and functions.

Failure to comply with privacy‑related obligations, including privacy laws and regulations in the U.S. and internationally as well as other legal obligations, could materially adversely affect our business.

A variety of laws and regulations, in the U.S. and internationally, govern the collection, use, retention, sharing, transfer and security of personally identifiable information and data, including the European Union's General Data Protection Regulation (“GDPR”), which became effective during fiscal 2018, the California Consumer Privacy Act of 2018 (“CCPA”), which became effective on January 1, 2020 and the California Privacy Rights Act of 2020 (“CPRA”), which became effective January 1, 2023. Since the enactment of the CCPA and CPRA, data security laws have been proposed in more than half of the U.S. states and in the U.S. Congress, reflecting a trend toward more stringent privacy legislation in the U.S. Additionally, the Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws as imposing standards for the online collection, use, dissemination, and security of data. It is possible that these laws, rules and regulations, which evolve frequently and may be inconsistent from one jurisdiction to another, could be interpreted to conflict with our practices. In addition to the costs of compliance with and other burdens imposed by privacy and data security laws and regulations, any failure or perceived failure by us or any third parties with whom we do business to comply with these laws, rules and regulations, or with other obligations to which we may be or become subject, may result in actions against us by governmental entities, private claims and litigation, fines, penalties or other liabilities. Any such action would be expensive to defend, could damage our reputation and could adversely affect our business and operating results.

Risks Related to Our Structure and Ownership

We may not be able to maintain a listing of our common stock on the NYSE.

Our common stock is currently listed on the NYSE, and we must meet certain financial and liquidity criteria to maintain our listing on NYSE. If we violate the continued listing requirements set forth in the NYSE Listed Company Manual, which includes the requirement to maintain a 30-trading day average market capitalization of at least $50,000 or $50,000 of stockholders’ equity, our common stock may be delisted. No assurance can be given that the Company will be able to maintain compliance with the NYSE’s continued listing requirements. If the Company's common stock ultimately were to be suspended from trading and delisted for any reason, it could have adverse consequences including, among others, reduced trading liquidity for our common stock, lower demand and market price for our common stock, adverse publicity and a reduced interest in the Company from investors, analysts and other market participants. In addition, a suspension or delisting could impair the Company’s ability to raise additional capital through the public markets and the Company’s ability to attract and retain employees by means of equity compensation.

We are a “controlled company,” controlled by investment funds advised by affiliates of P180, whose interests in our business may be different from yours.

On January 22, 2025, P180 acquired a majority stake of our outstanding common stock from affiliates of Sun Capital Partners, Inc. and as of April 21, 2025, P180 owned approximately 56% of our outstanding common stock. Additionally, Brendan Hoffman, our Chief Executive Officer, also serves as chairman of the board of directors of P180, Inc., which directly and wholly owns P180. P180 could control matters requiring stockholder approval, including the election of directors, amendments to our amended and restated certificate of incorporation, and approval of significant corporate actions that require the vote of stockholders, and P180, as well as Mr. Hoffman, have significant influence over our management and policies. While we believe we have taken steps to align the interests of P180 as well as Mr. Hoffman with the interests of the Company and/or our other stockholders, it is possible that, in certain circumstances as P180 makes operational decisions for itself, including litigation activities and tax determinations, its interests may conflict with our interests and the interests of our other stockholders, including you.

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

ITEM 2. PROPERTIES.

The following table sets forth the location, use and size of our significant corporate facilities and showrooms as of February 1, 2025, all of which are leased under various agreements expiring at various times through fiscal 2035, subject to renewal options.

Location	Use	Approximate Square Footage
New York, NY	Corporate Office	49,492
Los Angeles, CA	Vince Design Studio	28,541
Paris, France	Vince Showroom	4,209

As of February 1, 2025, we leased 139,908 gross square feet related to our 57 company-operated Vince retail stores. Although certain recent leases are subject to shorter terms as a result of the implementation of our strategy to pursue shorter lease terms when evaluating certain markets, some of our leases have initial terms of 10 years, and in some instances, can be extended for an additional term. Substantially all of our leases require a fixed annual rent, and most require the payment of additional rent if store sales exceed a negotiated amount. Most of our leases are "net" leases, which require us to pay all of the cost of insurance, taxes, maintenance, and utilities. Although we generally cannot cancel these leases at our option, certain of our leases allow us, and in some cases, the lessor, to terminate the lease if we do not achieve a specified gross sales threshold.

The following store list shows the location, opening date, type, and size of our company-operated retail locations as of February 1, 2025:

Vince Locations	State	Opening Date	Type	Gross Square Feet	Selling Square Feet
Washington St. (New York)	NY	February 3, 2009	Street	1,850	1,150
Prince St. (Nolita - New York)	NY	July 25, 2009	Street	2,002	1,356
Geary Street (San Francisco)	CA	October 15, 2009	Street	1,895	1,408
East Oak Street (Chicago)	IL	October 1, 2010	Street	2,590	1,371
Madison Ave. (New York)	NY	August 3, 2012	Street	5,002	2,200
Westport (Westport)	CT	March 28, 2013	Street	1,801	1,344
Greenwich (Greenwich)	CT	July 19, 2013	Street	2,463	1,724
Mercer St. (Soho - New York)	NY	August 22, 2013	Street	4,500	3,080
Columbus Ave. (Upper West Side - New York)	NY	December 18, 2013	Street	4,465	3,126
Newbury St. (Boston)	MA	May 24, 2014	Street	4,124	3,100
Walnut St. (Philadelphia)	PA	August 4, 2014	Street	3,250	2,000
Abbot Kinney (Los Angeles)	CA	September 26, 2015	Street	1,990	1,815
Melrose (West Hollywood)	CA	October 15, 2017	Street	1,932	1,554
Draycott (London, United Kingdom)		September 18, 2019	Street	1,582	1,087
Fifth Ave. (New York)	NY	September 20, 2019	Street	2,820	1,948
East Hampton (East Hampton)	NY	February 6, 2021	Street	1,830	1,290
Knox Street (Dallas)	TX	September 17, 2021	Street	1,802	1,280
Total Street (17)				45,898	30,833
Malibu County Mart (Malibu)	CA	August 9, 2009	Lifestyle Center	1,298	1,070
Town Center at Boca Raton (Boca Raton)	FL	October 13, 2009	Mall	1,206	1,013
Phipps Plaza (Atlanta)	GA	April 16, 2010	Mall	1,643	1,356
Stanford Shopping Center (Palo Alto)	CA	September 17, 2010	Lifestyle Center	2,028	1,391
Fashion Island (Newport Beach)	CA	May 20, 2011	Lifestyle Center	2,317	1,642
Chestnut Hill (Chestnut Hill)	MA	July 25, 2014	Lifestyle Center	2,357	1,886
Merrick Park (Coral Gables)	FL	April 30, 2015	Lifestyle Center	2,022	1,482
DC City Center (Washington)	DC	April 30, 2015	Lifestyle Center	3,202	2,562
Scottsdale Quarter (Scottsdale)	AZ	May 15, 2015	Lifestyle Center	2,753	2,200
River Oaks (Houston)	TX	October 1, 2015	Lifestyle Center	2,154	1,626
Tyson's Galleria (McLean)	VA	April 29, 2016	Mall	2,668	1,705
The Grove (Los Angeles)	CA	May 23, 2016	Lifestyle Center	2,717	2,174
Somerset Collection (Troy)	MI	May 27, 2016	Mall	2,000	1,533
King of Prussia (King of Prussia)	PA	August 18, 2016	Mall	3,107	2,202
Fashion Valley (San Diego)	CA	August 25, 2016	Lifestyle Center	1,644	1,300
Hawaii (Honolulu)	HI	May 25, 2017	Mall	1,828	1,371
El Paseo Village (Palm Desert)	CA	April 26, 2018	Lifestyle Center	2,615	2,002
Waterside Shops (Naples)	FL	May 24, 2018	Mall	1,723	1,315
The Gardens Mall (Palm Beach Gardens)	FL	October 19, 2018	Mall	2,360	2,025
Aventura Mall (Aventura)	FL	April 5, 2019	Mall	1,873	1,280
Santana Row (San Jose)	CA	August 8, 2019	Lifestyle Center	2,295	1,517
The Shops at Riverside (Hackensack)	NJ	February 27, 2020	Mall	2,843	2,296
Southpark (Charlotte)	NC	May 21, 2021	Mall	2,588	1,875
Roosevelt Field (Garden City)	NY	August 6, 2021	Mall	2,987	1,921
Cherry Creek (Denver)	CO	August 20, 2021	Lifestyle Center	2,032	1,512
Boston Seaport (Boston)	MA	May 13, 2022	Lifestyle Center	1,820	1,386
Total Mall and Lifestyle Centers (26)				58,080	43,642
Total Full-Price (43)				103,978	74,475
Cabazon Premium (Cabazon)	CA	November 11, 2011	Outlet	3,250	2,000
Riverhead (Riverhead)	NY	November 30, 2012	Outlet	2,500	2,000
Fashion Outlets of Chicago (Rosemont)	IL	August 1, 2013	Outlet	3,485	2,599
Seattle Premium (Tulalip)	WA	August 30, 2013	Outlet	2,214	1,550
Las Vegas (Las Vegas)	NV	October 3, 2013	Outlet	2,028	1,420
San Marcos (San Marcos)	TX	October 10, 2014	Outlet	2,433	1,703
Carlsbad Premium (Carlsbad)	CA	October 24, 2014	Outlet	2,453	1,717
Wrentham Village Premium (Wrentham)	MA	September 29, 2014	Outlet	2,000	1,400
Camarillo Premium (Camarillo)	CA	February 1, 2015	Outlet	3,001	2,101
San Francisco Premium (Livermore)	CA	August 13, 2015	Outlet	2,485	1,753
Chicago Premium (Aurora)	IL	August 27, 2015	Outlet	2,300	1,840
Woodbury Commons (Central Valley)	NY	November 6, 2015	Outlet	2,289	1,831
Sawgrass Mills (Sunrise)	FL	December 4, 2015	Outlet	2,866	2,326

Leesburg (Leesburg)	VA	June 11, 2021	Outlet	2,626	2,042
Total Outlets (14)				35,930	26,282
Total Vince Stores (57)				139,908	100,757

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

Record Holders

As of March 31, 2025, there were 6 holders of record of our common stock.

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

We did not repurchase any shares of common stock during the three months ended February 1, 2025.

Unregistered Sales of Equity Securities

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our fiscal year ends on the Saturday closest to January 31. Fiscal years 2024 and 2023 ended on February 1, 2025 ("fiscal 2024") and February 3, 2024 ("fiscal 2023"), respectively. Fiscal 2024 consisted of 52 weeks and fiscal 2023 consisted of 53 weeks.

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

Vince, established in 2002, is a leading global luxury apparel and accessories brand best known for creating elevated yet understated pieces for every day effortless style. As of February 1, 2025, we operate 43 full-price retail stores, 14 outlet stores, the e-commerce site, vince.com, and the subscription service Vince Unfold, vinceunfold.com. Vince is also available through premium wholesale channels globally.

On April 21, 2023 the Company entered into a strategic partnership ("Authentic Transaction") with Authentic Brands Group, LLC ("Authentic"), a global brand development, marketing and entertainment platform, whereby the Company contributed its intellectual property to a newly formed Authentic subsidiary ("ABG Vince") for cash consideration and a membership interest in ABG Vince. The Company closed the Asset Sale on May 25, 2023. On May 25, 2023, in connection with the Authentic Transaction, V Opco, entered into a License Agreement (the "License Agreement") with ABG Vince, which provides V Opco with an exclusive, long-term license to use the Licensed Property in the Territory to the Approved Accounts (each as defined in the License Agreement). See Note 2 "Recent Transactions" to the Consolidated Financial Statements in this Annual Report for additional information.

On January 22, 2025, P180 Vince Acquisition Co., a subsidiary of P180, Inc., a venture focused on accelerating growth and profitability in the luxury apparel sector, acquired a majority stake in the Company (the “P180 Acquisition”) from affiliates of Sun Capital Partners, Inc. (collectively, “Sun Capital”).

Rebecca Taylor, founded in 1996 in New York City, was a contemporary womenswear line lauded for its signature prints, romantic detailing and vintage inspired aesthetic, reimagined for a modern era. On September 12, 2022, the Company announced its decision to wind down the Rebecca Taylor business. On December 22, 2022, the Company's indirectly wholly owned subsidiary, Rebecca Taylor, Inc., completed the sale of its intellectual property and certain related ancillary assets to RT IPCO, LLC, an affiliate of Ramani Group. On May 3, 2024, V Opco completed the sale of all outstanding shares of Rebecca Taylor, Inc. to Nova Acquisitions, LLC. See Note 2 "Recent Transactions" within the notes to the Consolidated Financial Statements in this Annual Report for further information.

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

The Company has identified two reportable segments: Vince Wholesale and Vince Direct-to-consumer. As a result of the completion of the wind down and sale, and the determination by the CODM that Parker would not be considered in the Company’s future operating plans, Rebecca Taylor and Parker is no longer an operating segment of the Company.

Transformation Program

On October 31, 2023, the Company announced its Transformation Program focused on driving enhanced profitability through an improved gross margin profile and an optimized expense structure. The Transformation Program achieved its goal set out for fiscal 2024.

Given the evolving tariff policies, we are in the process of re-evaluating our goals under the Transformation Program as we expect to leverage the program infrastructure to help mitigate the potential impact from tariffs.

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

Fiscal 2024 Compared to Fiscal 2023

The following table presents, for the periods indicated, our operating results as a percentage of net sales as well as earnings (loss) per share data:

	Fiscal Year
	2024		2023		Variances
		% of Net		% of Net
(in thousands, except per share data and percentages)	Amount	Sales	Amount	Sales	Amount	Percent
Statements of Operations:
Net Sales	$293,452	100.0%	$292,890	100.0%	$562	0.2%
Cost of products sold	148,273	50.5%	159,598	54.5%	(11,325)	(7.1)%
Gross profit	145,179	49.5%	133,292	45.5%	11,887	8.9%
Impairment of goodwill	31,973	10.9%	—	0.0%	31,973	*
Gain on sale of intangible assets	—	0.0%	(32,808)	(11.2)%	32,808	*
Gain on sale of subsidiary	(7,634)	(2.6)%	—	0.0%	(7,634)	*
Selling, general and administrative expenses	138,016	47.0%	134,476	45.9%	3,540	2.6%
(Loss) income from operations	(17,176)	(5.9)%	31,624	10.8%	(48,800)	(154.3)%
Interest expense, net	6,569	2.2%	11,118	3.8%	(4,549)	(40.9)%
Other income, net	(344)	(0.1)%	—	—	(344)	*
(Loss) income before income taxes and equity in net income of equity method investment	(23,401)	(8.0)%	20,506	7.0%	(43,907)	(214.1)%
Benefit for income taxes	(3,642)	(1.3)%	(3,478)	(1.2)%	(164)	4.7%
(Loss) income before equity in net income of equity method investment	(19,759)	(6.7)%	23,984	8.2%	(43,743)	(182.4)%
Equity in net income of equity method investment	712	0.2%	1,462	0.5%	(750)	(51.3)%
Net (loss) income	$(19,047)	(6.5)%	$25,446	8.7%	$(44,493)	(174.9)%
(Loss) earnings per share:
Basic (loss) earnings per share	$(1.51)		$2.05
Diluted (loss) earnings per share	$(1.51)		$2.04

(*) Not meaningful

Net sales for fiscal 2024 were $293,452, increasing $562, or 0.2%, versus $292,890 for fiscal 2023. The change was partly offset by the effect of the 53rd week in the prior comparative period.

Gross profit increased $11,887, or 8.9%, to $145,179 in fiscal 2024 from $133,292 in fiscal 2023. As a percentage of sales, gross margin was 49.5%, compared with 45.5% in the prior year. The total gross margin rate increase was primarily driven by the following factors:

•
The favorable impact from lower promotional activity in the Direct-to-consumer segment and lower discounting, which contributed positively by approximately 330 basis points;

•
The favorable impact from lower product costing and freight costs, and higher pricing, which contributed positively by approximately 320 basis points; partially offset by
•
The unfavorable impact from royalty expense associated with the License Agreement with ABG Vince, which contributed negatively by approximately 150 basis points; and
•
The unfavorable impact of channel and product mix, which contributed negatively by approximately 80 basis points.

Impairment of goodwill for fiscal 2024 was $31,973. There was no impairment of goodwill in fiscal 2023.

Gain on sale of intangible assets for fiscal 2023 was $32,808, of which $32,043 is related to the sale of the Vince intellectual property and certain related ancillary assets and $765 is related to the sale of the Parker intellectual property and certain ancillary assets. See Note 2 "Recent Transactions" to the Consolidated Financial Statements in this Annual Report for additional information.

Gain on sale of subsidiary for fiscal 2024 was $7,634 related to the sale of Rebecca Taylor. See Note 2 "Recent Transactions" to the Consolidated Financial Statements in this Annual Report for additional information.

Selling, general and administrative ("SG&A") expenses for fiscal 2024 were $138,016, increasing $3,540, or 2.6%, versus $134,476 for fiscal 2023. SG&A expenses as a percentage of sales were 47.0% and 45.9% for fiscal 2024 and fiscal 2023, respectively. The change in SG&A expenses compared to the prior year period was primarily due to:

•
$4,718 of increased rent expense primarily due to lease modifications effective in fiscal 2023;
•
$4,308 of increased compensation and benefits;
•
$703 of increased marketing and advertising costs; partly offset by
•
$5,030 decrease related to transaction related expenses associated with the Asset Sale in fiscal 2023;
•
$1,306 of decreased consulting and information technology costs; and
•
$504 net decrease in total SG&A expenses resulting from the wind down of the Rebecca Taylor brand;

Interest expense, net decreased $4,549, or 40.9%, to $6,569 in fiscal 2024 from $11,118 in fiscal 2023 primarily due to $1,755 write-off of deferred financing costs and a $553 prepayment penalty both associated with the termination of the Term Loan Credit Facility (as defined below), as well as an $828 write-off of deferred financing costs associated with the termination of the 2018 Revolving Credit Facility (as defined below). In addition, the decrease was attributable to an overall reduction of debt primarily through the termination of the Term Loan Credit Facility in the second quarter of fiscal 2023 and lower levels of debt under the revolving credit facilities, partially offset by an increase in interest expense related to the Third Lien Credit Facility.

Benefit for income taxes for fiscal 2024 was $3,642 as compared to $3,478 for fiscal 2023. Our effective tax rate for fiscal 2024 and fiscal 2023 was 15.6% and (17.0)%, respectively. The effective tax rate for fiscal 2024 differed from the U.S. statutory rate of 21% primarily due to the tax benefits from the reversal of the non-cash deferred tax liability associated with the goodwill impairment, which previously could not be used as a source of income to support the realization of certain deferred tax assets related to the Company's net operating losses, and the reversal of a portion of the Company’s non-cash deferred tax liability associated with the equity method investment, which portion can now be used as a source of income to support the realization of certain deferred tax assets related to the Company's net operating losses. These tax benefits were offset by the current federal and state income tax expense.

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

Equity in net income of equity method investment for the fiscal years 2024 and 2023 was $712 and $1,462, respectively, and consists of the Company's proportionate share of ABG Vince's net income.

Performance by Segment

The Company has identified two reportable segments as further described below:

•
Vince Wholesale segment—consists of the Company's operations to distribute Vince brand products to major department stores and specialty stores in the United States and select international markets; and

•
Vince Direct-to-consumer segment—consists of the Company's operations to distribute Vince brand products directly to the consumer through its Vince branded full-price specialty retail stores, outlet stores, and e-commerce platform, and its subscription service Vince Unfold.

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

On May 3, 2024, V Opco completed the sale of all outstanding shares of Rebecca Taylor, Inc., which held the Rebecca Taylor business prior to the wind down, to Nova Acquisitions, LLC.

On February 17, 2023, the Company's indirectly wholly owned subsidiary, Parker Lifestyle, LLC, completed the sale of its intellectual property and certain related ancillary assets to Parker IP Co. LLC, an affiliate of BCI Brands. See Note 2 "Recent Transactions" to the Consolidated Financial Statements in this Annual Report for additional information.

As a result of the completion of the wind down and sale, and the determination by the CODM that Parker would not be considered in the Company’s future operating plans, Rebecca Taylor and Parker is no longer an operating segment of the Company.

Unallocated corporate expenses are related to the Vince brand and are comprised of SG&A expenses attributable to corporate and administrative activities (such as marketing, design, finance, information technology, legal and human resource departments), and other charges that are not directly attributable to the Company's Vince Wholesale and Vince Direct-to-consumer reportable segments. In addition, unallocated corporate includes the transaction related expenses associated with the Asset Sale. As the Company’s goodwill is not allocated to the Company’s reportable segments in the measure of segment assets regularly reported to and used by our CODM, the corresponding impairment charge associated with goodwill is not reflected in the operating results of the Company’s reportable segments.

	Twelve Months Ended
	February 1,	February 3,
(in thousands)	2025	2024
Net Sales:
Vince Wholesale	$165,349	$149,603
Vince Direct-to-consumer	128,103	143,096
Total segment net sales	293,452	292,699
Rebecca Taylor and Parker	—	191
Total net sales	$293,452	$292,890

Income (loss) from operations:
Vince Wholesale	$57,905	$43,416
Vince Direct-to-consumer	2,970	5,774
Total segment income from operations	60,875	49,190
Rebecca Taylor and Parker (1)	7,633	2,443
Subtotal	68,508	51,633
Unallocated corporate (2)	(85,684)	(20,009)
Total (loss) income from operations	$(17,176)	$31,624

(1) Activity for the Rebecca Taylor and Parker reconciling item for fiscal 2024 primarily consists of the gain recognized on the sale of Rebecca Taylor. Activity for fiscal 2023 includes a net benefit of $1,750 from the wind down of the Rebecca Taylor business, primarily related to the release of operating lease liabilities as a result of lease terminations, a $765 gain associated with the sale of the Parker tradename and $150 of transaction related expenses associated with the sale of the Parker tradename.

(2) Unallocated corporate includes the goodwill impairment charge of $31,973 for fiscal 2024 and the $32,043 gain related to the sale of the Vince intellectual property and certain related ancillary assets for fiscal 2023.

Vince Wholesale

	Twelve Months Ended
(in thousands)	February 1, 2025	February 3, 2024	$ Change
Net sales	$165,349	$149,603	$15,746
Income from operations	57,905	43,416	14,489

Net sales from our Vince Wholesale segment increased $15,746, or 10.5%, to $165,349 in fiscal 2024 from $149,603 in fiscal 2023, due primarily to higher full-price shipments.

Income from operations from our Vince Wholesale segment increased $14,489, or 33.4%, to $57,905 in fiscal 2024 from $43,416 in fiscal 2023 primarily driven by increased net sales and improved gross margin. This gross margin improvement was partially offset by the unfavorable impact of royalty expense associated with the License Agreement with ABG Vince, as royalty expenses were not incurred for the full duration of the comparative period due to the commencement of the License Agreement occurring in the second quarter of the prior fiscal year.

Vince Direct-to-consumer

	Twelve Months Ended
(in thousands)	February 1, 2025	February 3, 2024	$ Change
Net sales	$128,103	$143,096	$(14,993)
Income from operations	2,970	5,774	(2,804)

Net sales from our Vince Direct-to-consumer segment decreased $14,993, or 10.5%, to $128,103 in fiscal 2024 from $143,096 in fiscal 2023. Comparable sales, including e-commerce, decreased $6,145, or 4.8%, primarily due to a decrease in promotional activity. Non-comparable sales, which includes new stores that have not completed 13 full fiscal months of operations and Vince Unfold, declined by $8,848, which includes $1,066 of sales attributable to the 53rd week of the prior year. Since the end of fiscal 2023, six net stores have closed, bringing our total retail store count to 57 (consisting of 43 full price stores and 14 outlet stores) as of February 1, 2025, compared to 63 (consisting of 48 full price stores and 15 outlet stores) as of February 3, 2024.

Our Vince Direct-to-consumer segment had income from operations of $2,970 in fiscal 2024 compared to income from operations of $5,774 in fiscal 2023. The change was primarily driven by lower net sales and an increase in SG&A expenses, due mainly to lower rent expense in the prior comparative period related to lease modifications, partially offset by lower expenses primarily related to staffing and an improved gross margin rate. This gross margin improvement was partially offset by the unfavorable impact of royalty expense associated with the License Agreement with ABG Vince, as royalty expenses were not incurred for the full duration of the comparative period due to the commencement of the License Agreement occurring in the second quarter of the prior fiscal year.

Liquidity and Capital Resources

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

The Company’s future financial results may be subject to substantial fluctuations, and may be impacted by business conditions and macroeconomic factors, particularly in light of the recently implemented tariffs . While we expect to meet our monthly Excess Availability (as defined in the 2023 Revolving Credit Facility Agreement) covenant and believe that our other sources of liquidity will generate sufficient cash flows to meet our obligations for the next twelve months from the date these financial statements are issued, the foregoing expectation is dependent on a number of factors, including, among others, our ability to generate sufficient cash flow from a combination of tariff mitigating initiatives, our ongoing ability to manage our operating obligations, the ability of our partners to satisfy their payment obligations to us when due, the results of the currently ongoing inventory valuation and potential borrowing restrictions imposed by our lenders based on their credit judgment, all of which could be significantly and negatively impacted by the recently implemented and new retaliatory and/or reciprocal tariffs, as well as changing trade policies between the U.S. and its trading partners, in addition to other macroeconomic factors. Any material negative impact from these factors or others could require us to implement alternative plans to satisfy our liquidity needs which may be unsuccessful. In the event that we are unable to timely service our debt, meet other contractual payment obligations or fund our other liquidity needs, we may need to refinance all or a portion of our indebtedness before maturity, seek waivers of or amendments to our contractual obligations for payment, reduce or delay scheduled expansions and capital expenditures liquidate inventory through additional discounting, sell material assets or operations or seek other financing opportunities. There can be no assurance that these options would be readily available to us and our inability to address our liquidity needs could materially and adversely affect our operations and jeopardize our business, financial condition and results of operations, as further discussed under “— Item 1A. Risk Factors—Risks Related to Our Business”.

Operating Activities

	Twelve Months Ended
(in thousands)	February 1, 2025	February 3, 2024
Operating activities
Net (loss) income	$(19,047)	$25,446
Add (deduct) items not affecting operating cash flows:
Impairment of goodwill	31,973	—
Depreciation and amortization	4,006	4,939
Provision for bad debt	9	104
Gain on sale of intangible assets	—	(32,808)
Gain on sale of subsidiary	(7,634)	—
Loss on disposal of property and equipment	88	260
Amortization of deferred financing costs	312	758
Deferred income taxes	(4,282)	(4,021)
Share-based compensation expense	1,588	1,541
Capitalized PIK Interest	4,515	4,026
Loss on debt extinguishment	—	3,136
Equity in net income of equity method investment, net of distributions	2,683	(121)
Changes in assets and liabilities:
Receivables, net	(11,652)	(42)
Inventories	(376)	31,236
Prepaid expenses and other current assets	298	(655)
Accounts payable and accrued expenses	19,820	(23,994)
Other assets and liabilities	(242)	(8,165)
Net cash provided by operating activities	$22,059	$1,640

Net cash provided by operating activities during fiscal 2024 was $22,059, which consisted of a net loss of $19,047, impacted by non-cash items of $33,258 and cash provided by working capital of $7,848. Net cash provided by working capital resulted from cash inflows in accounts payable and accrued expenses of $19,820, primarily due to the timing of payments to vendors, offset by cash outflows in receivables of $11,652.

Net cash provided by operating activities during fiscal 2023 was $1,640 which consisted of net income of $25,446, impacted by non-cash items of $(22,186) and cash used by working capital of $1,620. Net cash used by working capital resulted from cash outflows in accounts payable and accrued expenses of $23,994, primarily due to the timing of payments to vendors, cash outflows in other assets and liabilities of $8,165 primarily related to lease activity, offset by reductions in inventory of $31,236 primarily resulting from more efficient inventory management.

Investing Activities

	Twelve Months Ended
(in thousands)	February 1, 2025	February 3, 2024
Investing activities
Payments for capital expenditures	$(4,232)	$(1,460)
Transaction costs related to equity method investment	—	(525)
Proceeds from sale of intangible assets	—	77,525
Net cash (used in) provided by investing activities	$(4,232)	$75,540

Net cash used in investing activities of $4,232 during fiscal 2024 represents capital expenditures primarily related to retail store buildouts, including leasehold improvements and store fixtures.

Net cash provided by investing activities of $75,540 during fiscal 2023 primarily represents $76,500 of proceeds received from the sale of the Vince intangible assets and $1,025 of proceeds received from the sale of the Parker intangible assets (see Note 2 "Recent Transactions" to the Consolidated Financial Statements in this Annual Report for additional information).

Financing Activities

	Twelve Months Ended
(in thousands)	February 1, 2025	February 3, 2024
Financing activities
Proceeds from borrowings under the Revolving Credit Facilities	$211,213	$245,116
Repayment of borrowings under the Revolving Credit Facilities	(214,027)	(289,387)
Repayment of borrowings under the Term Loan Facilities	—	(29,378)
Repayment of borrowings under the Third Lien Credit Facility	(15,000)	—
Tax withholdings related to restricted stock vesting	(264)	(142)
Proceeds from issuance of common stock under employee stock purchase plan	29	48
Financing fees	(332)	(3,336)
Net cash used in financing activities	$(18,381)	$(77,079)

Net cash used in financing activities was $18,381 during fiscal 2024, primarily consisting of $15,000 of the repayment of borrowings in connection with the P180 Acquisition (see Note 2 "Recent Transactions" for additional information) and $2,814 of net repayments of borrowings under the Company's revolving credit facilities.

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

The applicable margins for SOFR Term and SOFR Daily Floating Rate Loans are: (i) 2.0% when the average daily Excess Availability (as defined in the 2023 Revolving Credit Agreement) is greater than 66.7% of the Loan Cap (as defined in the 2023 Revolving Credit Agreement); (ii) 2.25% when the average daily Excess Availability is greater than or equal to 33.3% but less than or equal to 66.7% of the Loan Cap; and (iii) 2.5% when the average daily Excess Availability is less than 33.3% of the Loan Cap. The applicable margins for Base Rate Loans are: (a) 1.0% when the average daily Excess Availability is greater than 66.7% of the Loan Cap; (b) 1.25% when the average daily Excess Availability is greater than or equal to 33.3% but less than or equal to 66.7% of the Loan Cap; and (c) 1.5% when the average daily Excess Availability is less than 33.3% of the Loan Cap. In accordance with the First Amendment, from the First Amendment Effective Date (January 21, 2025) until the first Adjustment Date occurring after the twelve (12) month anniversary of the First Amendment Effective Date, the applicable margin will be 2.50% with respect to SOFR Term Loans and SOFR Daily Floating Rate Loans and 1.50% with respect to Base Rate Loans.

The 2023 Revolving Credit Facility contains a financial covenant requiring Excess Availability at all times to be no less than the greater of (i) 10.0% of the Loan Cap in effect at such time and (ii) $7,500.

The 2023 Revolving Credit Facility contains representations and warranties, covenants and events of default that are customary for this type of financing, including limitations on the incurrence of additional indebtedness, liens, burdensome agreements, investments, loans, asset sales, mergers, acquisitions, prepayment of certain other debt, the repurchase of capital stock, transactions with affiliates, and the ability to change the nature of its business or its fiscal year. The 2023 Revolving Credit Facility generally permits dividends in the absence of any default or event of default (including any event of default arising from a contemplated dividend), so long as (i) after giving pro forma effect to the contemplated dividend and on a pro forma basis for the 30-day period immediately preceding such dividend, Excess Availability will be at least the greater of 20.0% of the Loan Cap and $15,000 and (ii) after giving pro forma effect to the contemplated dividend, the Consolidated Fixed Charge Coverage Ratio (as defined in the 2023 Revolving Credit Agreement) for the 12 months preceding such dividend will be greater than or equal to 1.0 to 1.0. In accordance with the First Amendment, V Opco shall not make certain Restricted Payments as defined in the Agreement until the earlier of (i) the date that is eighteen (18) month anniversary of the First Amendment Effective Date, which date is July 21, 2026 and (ii) the first date following the twelve (12) month anniversary of the First Amendment Effective Date on which the Consolidated Fixed Charge Coverage Ratio is greater than or equal to 1.0 to 1.0.

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

The Company incurred a total of $466 (of which $458 were incurred in connection with the P180 Acquisition) and $1,150 of financing costs during fiscal years 2024 and 2023, respectively. In accordance with ASC Topic 470, "Debt", these financing costs were recorded as deferred debt issuance costs (which is presented within Other assets on the Consolidated Balance Sheets) and are amortized over the term of the 2023 Revolving Credit Facility.

As of February 1, 2025, the Company was in compliance with applicable covenants. As of February 1, 2025, $39,820 was available under the 2023 Revolving Credit Facility, net of the Loan Cap, and there were $11,413 of borrowings outstanding and $6,215 of letters of credit outstanding under the 2023 Revolving Credit Facility. The weighted average interest rate for borrowings outstanding under the 2023 Revolving Credit Facility as of February 1, 2025 was 7.0%.

On January 22, 2025, V Opco, LLC entered into that certain First Amendment (the “First Amendment”) to the 2023 Revolving Credit Agreement. The First Amendment amends the 2023 Revolving Credit Agreement to, among other things, (a) consent to the P180 Acquisition (see Note 2 "Recent Transactions" for additional information); (b) provide that, until the first Adjustment Date following January 22, 2026, the applicable margin will be 2.50% with respect to SOFR Term Loans and SOFR Daily Floating Rate Loans and 1.50% with respect to Base Rate Loans; (c) eliminate the ability to make certain Restricted Payments until the earlier of (i) the date that is eighteen (18) month anniversary of the First Amendment Effective Date, which date is July 21, 2026 and (ii) the first date following the twelve (12) month anniversary of the First Amendment Effective Date on which the Consolidated Fixed Charge Coverage Ratio is greater than or equal to 1.0 to 1.0; and (d) until January 22, 2026, modify the thresholds applicable for the Agent’s rights to conduct field exams and inventory appraisals to Excess Availability being less than the greater of 25% of Loan Cap and $18,750 and, following January 24, 2026, such thresholds shall revert back to Excess Availability being less than the greater of 20% of Loan Cap and $15,000.

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

On June 23, 2023, all outstanding amounts under the 2018 Revolving Credit Facility were repaid in full and the 2018 Revolving Credit Facility was terminated pursuant to the terms thereof as a result of all parties completing their obligations under the 2018 Revolving Credit Facility. The Company recorded expense of $828 during fiscal 2023, related to the write-off of the remaining deferred financing costs. As of February 1, 2025, no letters of credit remained in place with Citizens that were secured with restricted cash. Restricted cash is included in Prepaid Expenses and other current assets in the Consolidated Balance Sheets.

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

SK Financial is an affiliate of Sun Capital Partners, Inc. ("Sun Capital"). The Third Lien Credit Facility was reviewed and approved by the Special Committee of the Company's Board of Directors, consisting solely of directors not affiliated with Sun Capital, which committee was represented by independent legal advisors. Immediately prior to the P180 Acquisition, the affiliates of Sun Capital owned approximately 67% of the Company's common stock.

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

The Company had incurred $485 in deferred financing costs associated with the Third Lien Credit Facility, of which a $400 closing fee is payable in kind and was added to the principal balance. These deferred financing costs were recorded as deferred debt issuance costs. In connection with the debt extinguishment (see below), unamortized debt issuance costs of $179 were included in the calculation of the gain on extinguishment.

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

On January 22, 2025, V Opco entered into the Fifth Amendment (the “Third Lien Fifth Amendment”) to the Third Lien Credit Agreement which, among other things, consents to the P180 Acquisition. On the same day, V Opco paid $15,000 to SK Financial Services, LLC using proceeds from the 2023 Revolving Credit Facility, which resulted in a pay-down of $20,000 of the Third Lien Credit Facility (the “Sun Debt Paydown”). In addition, in connection with the P180 Acquisition, P180 acquired and assumed $7,000 of the Third Lien Credit Facility outstanding and immediately thereafter cancelled such $7,000 (the “P180 Debt Forgiveness”). Following the Sun Debt Paydown and P180 Debt Forgiveness, the outstanding principal amount of the Third Lien Credit Facility was reduced by approximately $27,000 with $7,500 remaining outstanding, which will continue to accrue payment-in-kind interest in accordance with, and otherwise be subject to, the terms and conditions therein.

The Company determined that modification to the Third Lien Credit Facility under the Fifth Amendment and the corresponding Sun Debt Paydown and P180 Debt Forgiveness should be recorded as debt extinguishment of the Third Lien Credit Facility in accordance with ASC 470. The Company derecognized the old debt and recorded the new debt at fair value in the amount of $7,713, and a gain upon extinguishment in the amount of $11,575. As Sun Capital and affiliates and P180 maintain an equity interest in the Company, the gain on extinguishment was recorded as a capital contribution within equity.

Contractual Obligations

The following table summarizes our contractual obligations as of February 1, 2025:

	Future payments due by fiscal year
(in thousands)	2025	2026-2027	2028-2029	Thereafter	Total
Unrecorded contractual obligations
Other contractual obligations (1)	$40,887	$5,898	$—	$—	$46,785
Guaranteed Minimum Royalty payments	11,000	22,000	22,000	33,000	88,000
Recorded contractual obligations
Operating lease obligations	22,466	37,159	32,442	39,608	131,675
Long-term debt obligations	—	—	7,743	—	7,743
Total	$74,353	$65,057	$62,185	$72,608	$274,203

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
•
Interest is payable under the 2023 Revolving Credit Facility, which is calculated either at Term SOFR, the Base Rate, or SOFR Daily Floating Rate, in each case, with applicable margins subject to a pricing grid based on an average daily excess availability calculation. The "Base Rate" means, for any day, a fluctuating rate per annum equal to the highest of (i) the Federal Funds Rate for such day, plus 0.5%; (ii) the rate of interest in effect for such day as publicly announced from time to time by BofA as its prime rate; (iii) the SOFR Daily Floating Rate on such day, plus 1.0%; and (iv) 1.0%. During the continuance of certain specified events of default, at the election of BofA in its capacity as Agent, interest will accrue at a rate of 2.0% in excess of the applicable non-default rate. In accordance with the First Amendment, from the First Amendment Effective Date (January 21, 2025) until the first Adjustment Date occurring after the twelve (12) month anniversary of the First Amendment Effective Date, the applicable margin will be 2.50% with respect to SOFR Term Loans and SOFR Daily Floating Rate Loans and 1.50% with respect to Base Rate Loans. See Note 5 "Long-Term Debt and Financing Arrangements" to the Consolidated Financial Statements in this Annual Report for additional information.
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

Revenue Recognition and Reserves for Allowances

The Company recognizes revenue when performance obligations identified under the terms of contracts with its customers are satisfied, which generally occurs upon the transfer of control in accordance with the contractual terms and conditions of the sale. Sales are recognized when the control of the goods are transferred to the customer for the Company's wholesale business, upon receipt by the customer for the Company's e-commerce businesses, and at the time of sale to the consumer for the Company's retail business. Sales are measured as the amount of consideration the Company expects to receive in exchange for transferring goods, which includes estimates for variable consideration. Variable consideration mainly includes discounts, chargebacks, markdown allowances, cooperative advertising programs, and sales returns. Estimated amounts of discounts, chargebacks, markdown allowances, cooperative advertising programs, and sales returns are accounted for as reductions of sales when the associated sale occurs. These estimated amounts are adjusted periodically based on changes in facts and circumstances when the changes become known. On the Company's consolidated balance sheet, reserves for sales returns are included within other accrued liabilities, and the value of inventory associated with reserves for sales returns are included in prepaid expenses and other current assets. The Company continues to estimate the amount of sales returns based on known trends and historical return rates.

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

At February 1, 2025, a hypothetical 1% change in the reserves for allowances would have resulted in a change of $69 in accounts receivable and net sales.

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

At February 1, 2025, a hypothetical 1% change in the inventory obsolescence reserve would have resulted in a change of $25 in inventory, net of cost of products sold.

Fair Value Assessment of Goodwill

Goodwill is tested for impairment at least annually and in an interim period if a triggering event occurs.

An entity may elect to perform a qualitative impairment assessment for goodwill. If adverse qualitative trends are identified during the qualitative assessment that indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a quantitative impairment test is required. "Step one" of the quantitative impairment test for goodwill requires an entity to determine the fair value of each reporting unit and compare such fair value to the respective carrying amount. If the estimated fair value of the reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is not impaired, and we are not required to perform further testing. If the carrying amount of the reporting unit exceeds its estimated fair value, an impairment loss is recorded for the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The goodwill impairment test is dependent on a number of factors, including estimates of projected revenues, EBITDA margins, long-term growth rates, working capital, and discount rates. We base our estimates on assumptions we believe to be reasonable, but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates.

An entity may pass on performing the qualitative assessment for a reporting unit and directly perform the quantitative assessment. This determination can be made on an asset by asset basis, and an entity may resume performing a qualitative assessment in subsequent periods.

In both fiscal 2024 and fiscal 2023, the Company performed its annual impairment test during the fourth quarter. In fiscal 2024, concurrent with the performance of the annual impairment test, the P180 Acquisition was consummated (see Note 2 "Recent Transactions" for additional information). As the P180 Acquisition represented a change of control transaction with an unrelated third party, the fair value of the Company’s Vince Wholesale reporting unit was estimated based on the transaction price of the P180 Acquisition. The estimated fair value of the Company implied by the P180 Acquisition was allocated to the Company’s reporting units, Vince Wholesale and Vince Direct-to-consumer, using a market-based approach, considering the relative contributions of each reporting unit to the Company as well as appropriate valuation multiples for each reporting unit relative to the implied P180 Acquisition multiple. The results of this quantitative test determined that the fair value of the Vince Wholesale reporting unit was below its carrying value by an amount greater than its total goodwill balance. As a result, the Company recorded a goodwill impairment charge of $31,973 to write-off the goodwill for the Vince Wholesale reporting unit. The charge was recorded within Impairment of goodwill on the Consolidated Statements of Operations and Comprehensive Income (Loss) during the fourth quarter of fiscal 2024.

In fiscal 2023, the Company elected to perform a quantitative impairment test on goodwill allocated to the Company’s Vince Wholesale reporting unit. The results of the quantitative test did not result in any impairment because the fair value of the Company’s Vince Wholesale reporting unit exceeded its carrying value.

Goodwill was $0 and $31,973 as of February 1, 2025 and February 3, 2024, respectively.

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

On April 21, 2023, the Company entered into the Authentic Transaction with Authentic and as a result, the Vince tradename and Vince customer relationships were classified as held for sale and amortization of the Vince customer relationships ceased. The Company closed the Asset Sale on May 25, 2023, and therefore no longer carried finite-lived intangible assets as of February 3, 2024. See Note 2 "Recent Transactions" for further information.

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

Due to the uncertain nature of the realization of our deferred income tax assets, during the fourth quarter of fiscal 2016, we recorded valuation allowances within Provision for income taxes on the Consolidated Statements of Operations and Comprehensive Income (Loss). During fiscal 2024 and fiscal 2023, the Company maintained a full valuation allowance on all deferred tax assets that have a definite life as we do not believe it is more likely than not that such deferred tax assets will be recognized. Indefinite-lived net operating losses have been recognized to the extent we believe they can be utilized against indefinite-lived deferred tax liabilities. This valuation allowance is subject to periodic review, and if the allowance is reduced, the tax benefit will be recorded in the future operations as a reduction of our income tax expense.

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

Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of February 1, 2025.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), that occurred during the fiscal quarter ended February 1, 2025 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of February 1, 2025. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013). Based on this assessment, management has concluded that, as of February 1, 2025, our internal control over financial reporting was not effective, as management identified a deficiency in internal control over financial reporting that was determined to rise to the level of a material weakness. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

We previously disclosed in our Annual Report on Form 10-K for the period ended February 3, 2024, as well as in our Quarterly Reports on Form 10-Q for each interim period in fiscal 2024, a material weakness in our internal control over financial reporting relating to the following:

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

Remediation Efforts to Address the Material Weakness

To date, we made continued progress on our comprehensive remediation plan related to this material weakness by implementing the following controls and procedures:

•
The Company modified its system access rights to limit the use of generic ID's, particularly in instances where those ID's possessed privileged access rights
•
The Company effectively designed and implemented a full recertification of AX user access rights, and;
•
Improved operational processes around user provisioning and de-provisioning and enhanced general security controls and standards.

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

ITEM 9B. OTHER INFORMATION.

None of our directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended February 1, 2025.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is incorporated herein by reference from the Company's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2025 annual meeting of stockholders. Our definitive proxy statement will be filed on or before 120 days after the end of fiscal 2024.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is incorporated herein by reference from the Company's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2025 annual meeting of stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated herein by reference from the Company's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2025 annual meeting of stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated herein by reference from the Company's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2025 annual meeting of stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item is incorporated herein by reference from the Company's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2025 annual meeting of stockholders.

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

3.3

Certificate of Amendment of Amended & Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.01 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 8, 2017).

3.4

Second Amended & Restated Bylaws of Vince Holding Corp. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities Exchange Commission on January 22, 2025).

3.5

Third Amended & Restated Bylaws of Vince Holding Corp. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities Exchange Commission on April 7, 2025).

Exhibit Number	Exhibit Description

4.1	Form of Stock certificate (incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 25, 2018).
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

10.3†

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

10.5†

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

10.8†

Employment Offer Letter, dated as of January 12, 2016, by and between Vince, LLC and David Stefko (incorporated by reference to Exhibit 10.44 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 14, 2016).

10.9†

Employment Offer Letter, dated as of January 10, 2017, by and between Vince, LLC and Marie Fogel (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 12, 2019).

10.10†

Amendment No. 1 to Employment Offer Letter, dated as of July 11, 2017, by and between Vince, LLC and Marie Fogel (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 12, 2019).

10.11†

Amendment No. 2 to Employment Offer Letter, dated as of June 29, 2018, by and between Vince, LLC and Marie Fogel (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 12, 2019).

10.12†

Amendment No. 3 to Employment Offer Letter, dated March 1, 2021, by and between Vince, LLC and Marie Fogel (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 30, 2021).

10.13†

Form of Restricted Stock Unit Agreement with respect to RSUs granted pursuant to the Company's annual long-term incentive program (incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 12, 2019).

Exhibit Number	Exhibit Description

10.14

Equity Purchase Agreement, dated November 4, 2019 and effective November 3, 2019, by and between Vince, LLC and Contemporary Lifestyle Group, LLC (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Securities Exchange Commission on November 5, 2019).

10.15†

Employment Offer Letter, dated May 23, 2019, by and between Vince, LLC and Lee Meiner (incorporated by reference to Exhibit 10.38 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 11, 2020).

10.16†

Amendment No.1 to Employment Offer Letter, dated March 1, 2021, by and between Vince, LLC and Lee Meiner (incorporated by reference to Exhibit 10.43 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 30, 2021).

10.17†

Updated Terms to Employment, dated July 15, 2022, by and between Vince, LLC and Lee Meiner (incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 28, 2023).

10.18

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

10.19†

Employment Agreement, dated March 8, 2021 by and between Vince, LLC and Jonathan "Jack" Schwefel (incorporated by reference to Exhibit 10.45 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 30, 2021).

10.20†

Employment Offer Letter, dated April 5, 2021, by and between Vince, LLC and Akiko Okuma (incorporated by reference to Exhibit 10.46 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 30, 2021).

10.21

First Amendment to Credit Agreement, dated as of September 7, 2021, by and among Vince, LLC as the borrower, SK Financial Services, LLC, as agent, and the other lenders from time to time party thereto (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on September 9, 2021).

10.22

Second Amendment to Credit Agreement, dated as of September 30, 2022, by and among Vince, LLC as the borrower, SK Financial Services, LLC, as agent, and the other lenders from time to time party thereto (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 13, 2022).

10.23

Consent and Third Amendment to Credit Agreement, dated as of April 21, 2023, by and among Vince, LLC as the borrower, SK Financial Services, LLC, as agent, and the other lenders from time to time party thereto (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 13, 2023).

10.24

Amended and Restated Limited Liability Company Agreement of ABG-Vince LLC (f/k/a ABG-Viking, LLC), dated as of May 25, 2023, by and between ABG Intermediate Holdings 2 LLC and Vince, LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 25, 2023).

10.25

License Agreement, dated as of May 25, 2023, by and between ABG-Vince LLC (f/k/a ABG-Viking, LLC) as licensor and Vince, LLC as licensee (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 25, 2023).

10.26

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

10.27

Fourth Amendment to Credit Agreement, dated as of June 23, 2023, by and among Vince, LLC as the borrower, SK Financial Services, LLC, as agent and the other lenders from time to time party thereto (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 26, 2023).

Exhibit Number	Exhibit Description

10.28

Sales Agreement, dated as of June 30, 2023, between the Company and Virtu Americas LLC (incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2023) (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities Exchange Commission on September 15, 2023).

10.29

Amendment No. 1 to License Agreement, dated as of July 25, 2023. (incorporated by reference to Exhibit 10.53 to the Company’s Annual Report on Form 10-K filed with the Securities Exchange Commission on May 2, 2024)

10.30

Amendment No. 2 to License Agreement, dated as of February 21, 2024. (incorporated by reference to Exhibit 10.54 to the Company’s Annual Report on Form 10-K filed with the Securities Exchange Commission on May 2, 2024)

10.31†

Employment Offer Letter, dated November 6, 2023, by and between Vince, LLC and John Szczepanski. (incorporated by reference to Exhibit 10.58 to the Company’s Annual Report on Form 10-K filed with the Securities Exchange Commission on May 2, 2024)

10.32

First Amendment to Credit Agreement, dated January 22, 2025, by and among V Opco, LLC, the guarantors named therein, Bank of America, N.A., as Agent, and the other lenders from time to time party thereto. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities Exchange Commission on January 22, 2025).

10.33

Fifth Amendment to Credit Agreement, dated January 22, 2025, by and among V Opco, LLC, as the borrower, SK Financial Services, LLC, as agent and the other lenders from time to time party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities Exchange Commission on January 22, 2025).

10.34

Debt Forgiveness and Expense Reimbursement Letter, dated January 22, 2025, by and among the Company, P180 and P180, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities Exchange Commission on January 22, 2025).

10.35†	Employment Agreement, dated February 3, 2025, by and among V Opco, LLC, Vince Holding Corp. and Brendan Hoffman.
10.36†	Employment Offer Letter, dated March 12, 2025 by and between V Opco, LLC and Yuji Okumura.
10.37†	Updated Terms of Employment, dated April 10, 2025, by and between V Opco, LLC and Yuji Okumura.
10.38†

Confidential Severance Agreement and Release, dated March 26, 2024, by and between the Company and Jonathan Schwefel (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 18, 2024).

10.39†	Employment Offer Letter, dated February 3, 2025, by and between V Opco, LLC and Jill Norton.
10.40†	Updated Terms of Employment, dated October 9, 2024, by and between V Opco, LLC and Akiko Okuma.
19.1	Vince Holding Corp. Insider Trading Policy.
21.1	List of subsidiaries of V Opco, LLC (formerly, Vince LLC).
23.1	Consent of PricewaterhouseCoopers LLP
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Vince Holding Corp. Compensation Recovery Policy
101.INS	Inline XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema

Exhibit Number	Exhibit Description

101.CAL	Inline XBRL Taxonomy Extension Calculation
101.PRE	Inline XBRL Taxonomy Extension Presentation
101.LAB	Inline XBRL Taxonomy Extension Labels
101.DEF	Inline XBRL Taxonomy Extension Definition
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

† Indicates exhibits that constitute management contracts or compensatory plans or arrangements.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 2, 2025	VINCE HOLDING CORP.

	By:	/s/ Brendan Hoffman
	Name:	Brendan Hoffman
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates listed.

Signature	Title	Date

/s/ Brendan Hoffman	Chief Executive Officer (Principal Executive Officer) (Director)	May 2, 2025
Brendan Hoffman

/s/ Yuji Okumura	Chief Financial Officer (Principal Financial and Accounting Officer)	May 2, 2025
Yuji Okumura

/s/ David Stefko	Director	May 2, 2025
David Stefko

/s/ Jerome Griffith	Director	May 2, 2025
Jerome Griffith

/s/ Robin Kramer	Director	May 2, 2025
Robin Kramer

/s/ Michael Mardy	Director	May 2, 2025
Michael Mardy

/s/ Eugenia Ulasewicz	Director	May 2, 2025
Eugenia Ulasewicz

/s/ Kelly Griffin	Director	May 2, 2025
Kelly Griffin

/s/ Simon Furie	Director	May 2, 2025
Simon Furie

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Vince Holding Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vince Holding Corp. and its subsidiaries (the “Company”) as of February 1, 2025 and February 3, 2024, and the related consolidated statements of operations and comprehensive income (loss), of stockholders’ equity and of cash flows for the years then ended, including the related notes and financial statement schedule listed in the index appearing on page F-1 for the years ended February 1, 2025 and February 3, 2024 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 1, 2025 and February 3, 2024, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Revenue Recognition

As described in Note 1 to the consolidated financial statements, the Company recognizes revenue when performance obligations identified under the terms of contracts with its customers are satisfied, which generally occurs upon the transfer of control in accordance with the contractual terms and conditions of the sale. Sales are recognized when the control of the goods are transferred to the customer for the Company's wholesale business, upon receipt by the customer for the Company's e-commerce business, and at the time of sale to the consumer for the Company's retail business. The Company’s net sales were $293.5 million for the year ended February 1, 2025.

The principal consideration for our determination that performing procedures relating to revenue recognition is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, (i) testing revenue recognized for a sample of revenue transactions by obtaining and inspecting source documents, such as sales orders, invoices, shipping and delivery documents, and payment receipts from customers and (ii) for the wholesale business, confirming a sample of outstanding customer invoice balances as of February 1, 2025 and, for confirmations not returned, obtaining and inspecting source documents, such as invoices, proof of shipment, and subsequent payment receipts.

/s/ PricewaterhouseCoopers LLP

New York, New York

May 2, 2025

We have served as the Company's auditor since 2012.

VINCE HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	February 1,	February 3,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$607	$357
Trade receivables, net of allowance for doubtful accounts $335 and $377 at February 1, 2025 and February 3, 2024, respectively [1]	32,927	20,671
Inventories, net	59,146	58,777
Prepaid expenses and other current assets	3,896	4,997
Total current assets	96,576	84,802
Property and equipment, net	7,378	6,972
Operating lease right-of-use assets, net	91,209	73,003
Goodwill	—	31,973
Equity method investment	23,464	26,147
Other assets	4,108	2,252
Total assets	$222,735	$225,149

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$35,090	$31,678
Accrued salaries and employee benefits	8,709	3,967
Other accrued expenses [2]	13,722	8,980
Short-term lease liabilities	16,025	16,803
Total current liabilities	73,546	61,428
Long-term debt [3]	19,156	43,950
Long-term lease liabilities	87,180	67,705
Deferred income tax liability	631	4,913
Other liabilities	463	—

Commitments and contingencies (Note 6)

Stockholders' equity:
Common stock at $0.01 par value (100,000,000 shares authorized, 12,758,852 and 12,506,556 shares issued and outstanding at February 1, 2025 and February 3, 2024, respectively)	128	125
Additional paid-in capital	1,158,279	1,144,740
Accumulated deficit	(1,116,681)	(1,097,634)
Accumulated other comprehensive income (loss)	33	(78)
Total stockholders' equity	41,759	47,153
Total liabilities and stockholders' equity	$222,735	$225,149

1 Includes receivables of $638 and $189 as of February 1, 2025 and February 3, 2024, respectively, which is with related parties.

2 Includes accrued royalty expense of $3,513 and $361 as of February 1, 2025 and February 3, 2024, respectively, which is with a related party.

3 Includes Third Lien Credit Facility of $29,982 as of February 3, 2024, which was with a former related party.

See accompanying notes to Consolidated Financial Statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share and per share data)

	Fiscal Year
	2024	2023
Net sales[4]	$293,452	$292,890
Cost of products sold[5]	148,273	159,598
Gross profit	145,179	133,292
Impairment of goodwill	31,973	—
Gain on sale of intangible assets	—	(32,808)
Gain on sale of subsidiary	(7,634)	—
Selling, general and administrative expenses[6]	138,016	134,476
(Loss) income from operations	(17,176)	31,624
Interest expense, net[7]	6,569	11,118
Other income	(344)	—
(Loss) income before income taxes and equity in net income of equity method investment	(23,401)	20,506
Benefit for income taxes	(3,642)	(3,478)
(Loss) income before equity in net income of equity method investment	(19,759)	23,984
Equity in net income of equity method investment	712	1,462
Net (loss) income	$(19,047)	$25,446
Other comprehensive income:
Foreign currency translation adjustments	111	3
Comprehensive (loss) income	$(18,936)	$25,449
(Loss) earnings per share:
Basic (loss) earnings per share	$(1.51)	$2.05
Diluted (loss) earnings per share	$(1.51)	$2.04
Weighted average shares outstanding:
Basic	12,579,588	12,442,781
Diluted	12,579,588	12,478,215

4 Includes $1,106 and $2,810 of net sales for the years ended February 1, 2025 and February 3, 2024, respectively, which is with a related party.

5 Includes royalty expense of $13,963 and $9,486 for the years ended February 1, 2025 and February 3, 2024, respectively, which is with a related party. Includes cost of products sold of $38 and $1,299 for the years ended February 1, 2025 and February 3, 2024, respectively, which is with another related party.

6 Includes SG&A expenses of $625 and $1,288 for the years ended February 1, 2025 and February 3, 2024, respectively, which is with a related party.

7 Includes capitalized PIK interest with the Third Lien Credit Facility of $4,515 and $4,026 for the years ended February 1, 2025 and February 3, 2024, respectively, which was with a former related party.

See accompanying notes to Consolidated Financial Statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share amounts)

	Common Stock
	Number of Shares Outstanding	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance as of January 28, 2023	12,335,405	$123	$1,143,295	$(1,123,080)	$(81)	$20,257
Comprehensive income:
Net income	—	—	—	25,446	—	25,446
Foreign currency translation adjustment	—	—	—	—	3	3
Share-based compensation expense	—	—	1,541	—	—	1,541
Restricted stock unit vestings	183,132	2	(2)	—	—	—
Tax withholdings related to restricted stock vesting	(28,886)	—	(142)	—	—	(142)
Issuance of common stock related to Employee Stock Purchase Plan ("ESPP")	16,905	—	48	—	—	48
Balance as of February 3, 2024	12,506,556	125	1,144,740	(1,097,634)	(78)	47,153
Comprehensive (loss) income:
Net loss	—	—	—	(19,047)	—	(19,047)
Foreign currency translation adjustment	—	—	—	—	111	111
Deemed contribution in connection with debt extinguishment	—	—	11,575	—	—	11,575
Contribution from principal stockholder	—	—	614	—	—	614
Share-based compensation expense	—	—	1,588	—	—	1,588
Restricted stock unit vestings	356,451	3	(3)	—	—	—
Tax withholdings related to restricted stock vesting	(117,189)	—	(264)	—	—	(264)
Issuance of common stock related to ESPP	13,034	—	29	—	—	29
Balance as of February 1, 2025	12,758,852	$128	$1,158,279	$(1,116,681)	$33	$41,759

See accompanying notes to Consolidated Financial Statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Twelve Months Ended
	February 1, 2025	February 3, 2024
Operating activities
Net (loss) income	$(19,047)	$25,446
Add (deduct) items not affecting operating cash flows:
Impairment of goodwill	31,973	—
Depreciation and amortization	4,006	4,939
Allowance for doubtful accounts	9	104
Gain on sale of intangible assets	—	(32,808)
Gain on sale of subsidiary	(7,634)	—
Loss on disposal of property and equipment	88	260
Amortization of deferred financing costs	312	758
Deferred income taxes	(4,282)	(4,021)
Share-based compensation expense	1,588	1,541
Capitalized PIK Interest due to loan with former related party	4,515	4,026
Loss on debt extinguishment	—	3,136
Equity in net income of equity method investment, net of distributions	2,683	(121)
Changes in assets and liabilities:
Receivables, net	(11,652)	(42)
Inventories	(376)	31,236
Prepaid expenses and other current assets	298	(655)
Accounts payable and accrued expenses	19,820	(23,994)
Other assets and liabilities	(242)	(8,165)
Net cash provided by operating activities	22,059	1,640
Investing activities
Payments for capital expenditures	(4,232)	(1,460)
Transaction costs related to equity method investment	—	(525)
Proceeds from sale of intangible assets	—	77,525
Net cash (used in) provided by investing activities	(4,232)	75,540
Financing activities
Proceeds from borrowings under the Revolving Credit Facilities	211,213	245,116
Repayment of borrowings under the Revolving Credit Facilities	(214,027)	(289,387)
Repayment of borrowings under the Term Loan Facilities	—	(29,378)
Repayment of borrowings under the Third Lien Credit Facility	(15,000)	—
Tax withholdings related to restricted stock vesting	(264)	(142)
Proceeds from issuance of common stock under employee stock purchase plan	29	48
Financing fees	(332)	(3,336)
Net cash used in financing activities	(18,381)	(77,079)
(Decrease) increase in cash, cash equivalents, and restricted cash	(554)	101
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	1	2
Cash, cash equivalents, and restricted cash, beginning of period	1,219	1,116
Cash, cash equivalents, and restricted cash, end of period	666	1,219
Less: restricted cash at end of period	59	862
Cash and cash equivalents per balance sheet at end of period	$607	$357

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$1,784	$6,400
Cash payments for income taxes, net of refunds	25	752
Supplemental Disclosures of Non-Cash Investing and Financing Activities
Non-cash equity method investment	—	25,500
Deemed contribution in connection with debt extinguishment	11,575	—
Capital expenditures in accounts payable and accrued liabilities	782	117
Contribution from principal stockholder in accounts receivable	614	—
Deferred financing fees in accrued liabilities	135	1

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

On April 21, 2023 the Company entered into a strategic partnership ("Authentic Transaction") with Authentic Brands Group, LLC ("Authentic"), a global brand development, marketing and entertainment platform, whereby the Company contributed its intellectual property to a newly formed Authentic subsidiary ("ABG Vince") for cash consideration and a membership interest in ABG Vince. The Company closed the Asset Sale (as defined below) on May 25, 2023. On May 25, 2023, in connection with the Authentic Transaction, V Opco, LLC (formerly, Vince, LLC) ("V Opco"), a wholly-owned subsidiary of the Company, entered into a License Agreement (the "License Agreement") with ABG-Vince LLC, which provides V Opco with an exclusive, long-term license to use the Licensed Property in the Territory to the Approved Accounts (each as defined in the License Agreement). See Note 2 "Recent Transactions" for additional information.

Rebecca Taylor, founded in 1996 in New York City, was a contemporary womenswear line lauded for its signature prints, romantic detailing and vintage inspired aesthetic, reimagined for a modern era. On September 12, 2022, the Company announced its decision to wind down the Rebecca Taylor business. On December 22, 2022, the Company's indirectly wholly owned subsidiary, Rebecca Taylor, Inc., completed the sale of its intellectual property and certain related ancillary assets to RT IPCO, LLC, an affiliate of Ramani Group. On May 3, 2024, V Opco completed the sale of all outstanding shares of Rebecca Taylor, Inc., which held the Rebecca Taylor business prior to the wind down, to Nova Acquisitions, LLC. See Note 2 "Recent Transactions" for further information.

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

On January 22, 2025, P180, a venture focused on accelerating growth and profitability in the luxury apparel sector, acquired a majority stake in the Company (the “P180 Acquisition”) from affiliates of Sun Capital Partners, Inc. (collectively, “Sun Capital”). Simultaneously with the P180 Acquisition, V Opco amended its existing credit agreement with Bank of America, N.A. (“BofA”). The amendment consented to, among other things, the change in control in connection with the P180 Acquisition, as well as a partial pay down of the subordinated debt with SK Financial Services, LLC, an affiliate of Sun Capital, through increased borrowings under the credit agreement with BofA. On the same day, V Opco paid $15,000 to SK Financial Services, LLC using proceeds from the credit facility, which resulted in a pay-down of $20,000 of the subordinated debt (the “Sun Debt Paydown”).

In addition, in connection with the P180 Acquisition, P180 acquired and assumed $7,000 of the loans outstanding pursuant to the subordinated debt and immediately thereafter cancelled such $7,000 (the “P180 Debt Forgiveness”). Following the Sun Debt Paydown and P180 Debt Forgiveness, the outstanding principal amount of subordinated debt was reduced by approximately $27,000 with $7,500 remaining outstanding, which will continue to accrue payment-in-kind interest in accordance with, and otherwise be subject to, the terms and conditions therein. See Note 2 "Recent Transactions" for additional information.

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

The consolidated financial statements include the Company's accounts and the accounts of the Company's wholly-owned subsidiaries as of February 1, 2025. All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the financial statements contain all adjustments (consisting solely of normal recurring adjustments) and disclosures necessary for a fair presentation.

(C) Fiscal Year: The Company operates on a fiscal calendar widely used by the retail industry that results in a given fiscal year consisting of a 52 or 53-week period ending on the Saturday closest to January 31.

•
References to "fiscal year 2024" or "fiscal 2024" refer to the fiscal year ended February 1, 2025; and
•
References to "fiscal year 2023" or "fiscal 2023" refer to the fiscal year ended February 3, 2024.

Fiscal year 2024 consisted of a 52-week period and fiscal year 2023 consisted of a 53-week period.

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

The Company’s future financial results may be subject to substantial fluctuations, and may be impacted by business conditions and macroeconomic factors, particularly in light of the recently implemented tariffs . While we expect to meet our monthly Excess Availability (as defined in the 2023 Revolving Credit Facility Agreement) covenant and believe that our other sources of liquidity will generate sufficient cash flows to meet our obligations for the next twelve months from the date these financial statements are issued, the foregoing expectation is dependent on a number of factors, including, among others, our ability to generate sufficient cash flow from a combination of tariff mitigating initiatives, our ongoing ability to manage our operating obligations, the ability of our partners to satisfy their payment obligations to us when due, the results of the currently ongoing inventory valuation and potential borrowing restrictions imposed by our lenders based on their credit judgment, all of which could be significantly and negatively impacted by the recently implemented and new retaliatory and/or reciprocal tariffs, as well as changing trade policies between the U.S. and its trading partners, in addition to other macroeconomic factors. Any material negative impact from these factors or others could require us to implement alternative plans to satisfy our liquidity needs which may be unsuccessful. In the event that we are unable to timely service our debt, meet other contractual payment obligations or fund our other liquidity needs, we may need to refinance all or a portion of our indebtedness before maturity, seek waivers of or amendments to our contractual obligations for payment, reduce or delay scheduled expansions and capital expenditures, liquidate inventory through additional discounting, sell material assets or operations, or seek other financing opportunities. There can be no assurance that these options would be readily available to us and our inability to address our liquidity needs could materially and adversely affect our operations and jeopardize our business, financial condition and results of operations.

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

In fiscal 2024 and 2023, sales to one wholesale partner accounted for more than ten percent of the Company's net sales. Sales to this partner represented 26% of fiscal 2024 net sales and 20% of fiscal 2023 net sales.

Two wholesale partners represented greater than ten percent of the Company's gross accounts receivable balances as of the end of both fiscal 2024 and fiscal 2023. One partner represented 32% and 36% as of February 1, 2025 and February 3, 2024, respectively, and the other represented 24% and 22% as of February 1, 2025 and February 3, 2024, respectively. In addition, another wholesale partner represented greater than ten percent of the Company's gross accounts receivable balance as of February 1, 2025, with 14% of such balance.

(H) Inventories: Inventories are stated at the lower of cost or net realizable value. Cost is determined on the first-in, first-out basis. The cost of inventory includes purchase cost as well as sourcing, transportation, duty, and other processing costs associated with acquiring, importing, and preparing inventory for sale. Inventory costs are included in cost of products sold at the time of their sale. Product development costs are expensed in SG&A expense when incurred. Inventory values are reduced to net realizable value when there are factors indicating that certain inventories will not be sold on terms sufficient to recover their cost. Inventories consist of finished goods. As of February 1, 2025 and February 3, 2024 finished goods, net of reserves were $59,146 and $58,777, respectively.

The Company has three major suppliers that accounted for approximately 16%, 16% and 13%, respectively, of inventory purchases for fiscal 2024. In fiscal 2023, the Company had two major suppliers that accounted for approximately 18% and 17%, respectively, of inventory purchases. Amounts due to these suppliers were $4,021 as of February 1, 2025 and $1,509 as of February 3, 2024, and were included in Accounts payable in the Consolidated Balance Sheets.

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

	February 1,	February 3,
(in thousands)	2025	2024
Leasehold improvements	$30,009	$32,694
Furniture, fixtures and equipment	9,716	9,748
Capitalized software	14,696	14,775
Construction in process	1,026	585
Total property and equipment	55,447	57,802
Less: accumulated depreciation	(48,069)	(50,830)
Property and equipment, net	$7,378	$6,972

Depreciation expense was $3,887 and $4,692 for fiscal 2024 and fiscal 2023, respectively.

(J) Impairment of Long-lived Assets: The Company reviews long-lived assets which consist of property and equipment and operating lease assets when the existence of facts and circumstances indicate that the useful life is shorter than previously estimated or that the carrying amount of the asset groups to which these assets relate may not be recoverable. The asset group is defined as the lowest level for which identifiable cash flows are available and largely independent of the cash flows of other groups of assets, which for our retail stores is at the store level. Recoverability of these assets is evaluated by comparing the carrying value of the asset group with its estimated future undiscounted cash flows. The recoverability assessment is dependent on a number of factors, including estimates of future growth and profitability, as well as other variables. If the comparisons indicate that the value of the asset is not recoverable, an impairment loss is calculated as the difference between the carrying value and the fair value of the assets within the asset group and the loss is recognized during that period. The fair value of the operating lease right-of-use assets is determined from the perspective of a market participant considering various factors. The judgments and assumptions used in determining the fair value of the operating lease right-of-use assets are the current comparable market rents for similar properties and a store discount rate. The fair value of the property and equipment is based on its estimated liquidation value. The estimates regarding recoverability and fair value can be affected by factors such as future store results, real estate demand, store closure plans, and economic conditions that can be difficult to predict.

There were no impairment charges during fiscal 2024 and 2023.

(K) Goodwill and Other Intangible Assets: Goodwill is tested for impairment at least annually and in an interim period if a triggering event occurs.

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

An entity may pass on performing the qualitative assessment for a reporting unit and directly perform the quantitative assessment. An entity may resume performing a qualitative assessment in subsequent periods.

Determining the fair value of goodwill is judgmental in nature and requires the use of significant estimates and assumptions, including, when a discounted cash flows method is used, estimates of projected revenues, EBITDA margins, long-term growth rates, working capital, and discount rates. It is possible that estimates of future operating results could change adversely and impact the evaluation of the recoverability of the carrying value of goodwill and that the effect of such changes could be material.

In fiscal 2024, the Company performed its annual impairment test during the fourth quarter. Concurrent with the performance of the annual impairment test, the P180 Acquisition was consummated. As the P180 Acquisition represented a change of control transaction with an unrelated third party, the fair value of the Company’s Vince Wholesale reporting unit was estimated based on the transaction price of the P180 Acquisition. The estimated fair value of the Company implied by the P180 Acquisition was allocated to the Company’s reporting units, Vince Wholesale and Vince Direct-to-consumer, using a market-based approach, considering the relative contributions of each reporting unit to the Company as well as appropriate valuation multiples for each reporting unit relative to the implied P180 Acquisition multiple. The results of the quantitative test determined that the fair value of the Vince Wholesale reporting unit was below its carrying value by an amount greater than its total goodwill balance and as a result, the Company recorded a goodwill impairment charge of $31,973 to write-off the goodwill for the Vince Wholesale reporting unit. The charge was recorded within Impairment of goodwill on the Consolidated Statements of Operations and Comprehensive Income (Loss) during the fourth quarter of fiscal 2024.

In fiscal 2023, the Company performed its annual impairment test during the fourth quarter. The fair value of the Company's Vince Wholesale reporting unit was estimated using a combination of the income approach (the discounted cash flows method) and the market approach (guideline public company method). In fiscal 2023, the Company elected to perform a quantitative impairment test on goodwill allocated to the Company's Vince Wholesale reporting unit. The results of the quantitative test did not result in any impairment because the fair value of the Company's Vince Wholesale reporting unit exceeded its carrying value. Goodwill was $31,973 as of February 3, 2024.

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

(M) Leases: The Company determines if a contract contains a lease at inception. The Company leases various office spaces, showrooms and retail stores. Although certain recent leases are subject to shorter terms as a result of the implementation of the strategy to pursue shorter lease terms when evaluating certain markets, some of the Company's leases have initial terms of 10 years, and in many instances can be extended for an additional term. The Company will not include renewal options in the underlying lease term unless the Company is reasonably certain to exercise the renewal option. Substantially all of the Company's leases require a fixed annual rent, and most require the payment of additional rent if store sales exceed a negotiated amount. These percentage rent expenses are considered as variable lease costs and are recognized in the consolidated financial statements when incurred. In addition, the Company's real estate leases may also require additional payments for real estate taxes and other occupancy-related costs which it considers as non-lease components.

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

Revenue associated with gift cards is recognized upon redemption and unredeemed balances are considered a contract liability and recorded within Other accrued expenses, which are subject to escheatment within the jurisdictions in which it operates. As of February 1, 2025 and February 3, 2024, the contract liability was $1,544 and $1,628, respectively. In fiscal 2024, the Company recognized $265 of revenue that was previously included in the contract liability as of February 3, 2024.

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
•
shrink and valuation reserves.

(P) Marketing and Advertising: The Company provides cooperative advertising allowances to certain of its customers. These allowances are accounted for as reductions in sales as discussed in "Revenue Recognition" above. Production expense related to company-directed advertising is deferred until the first time at which the advertisement runs. All other expenses related to company-directed advertising are expensed as incurred. Marketing and advertising expense recorded in SG&A expenses was $12,532 and $11,843 in fiscal 2024 and fiscal 2023, respectively. At February 1, 2025 and February 3, 2024, deferred production expenses associated with company-directed advertising were $792 and $698, respectively.

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

Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07: Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. All disclosure requirements under ASU 2023-07 are also required for public entities with a single reportable segment. The amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted this pronouncement in fiscal 2024 and retrospectively to all prior periods using the significant segment expense categories identified. The impact of the adoption of the amendments in this update was not material to the Company’s financial position and results of operations, as the requirements impact only segment reporting disclosures in the footnotes to the Company’s financial statements.

Recently Issued Accounting Pronouncements

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

In November 2024, the FASB issued ASU No. 2024-03: Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The ASU is intended to improve disclosures about a public business entity's expenses, primarily through additional disaggregation of income statement expenses. The FASB further clarified the effective date in January 2025 with the issuance of ASU 2025-01: Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. The ASU is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The requirements of the ASU will be applied prospectively with the option for retrospective application. We are currently evaluating the ASU to determine the impact on the Company's disclosures.

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

On July 7, 2023, Rebecca Taylor, Inc. and Rebecca Taylor Retail Stores, LLC, each as an assignor, made a General Assignment for the Benefit of the Creditors (the "Assignment") to a respective assignee, an unaffiliated California limited liability company, pursuant to California state law. The Assignment resulted in the residual rights and assets of each of Rebecca Taylor, Inc. and Rebecca Taylor Retail Stores, LLC being assigned and transferred to such assignees. As a result, Rebecca Taylor, Inc. and Rebecca Taylor Retail Stores, LLC no longer held any assets.

On May 3, 2024, V Opco, LLC (formerly, Vince, LLC) ("V Opco") completed the sale of all outstanding shares of Rebecca Taylor, Inc., which held the Rebecca Taylor business prior to the wind-down, to Nova Acquisitions, LLC. Nova Acquisitions, LLC is wholly owned by James Carroll, who served as the sole director and officer of Rebecca Taylor, Inc. at the time of the Transaction, pursuant to a service agreement between Mr. Carroll and Rebecca Taylor, Inc. that was previously entered into in September 2022 in connection with the wind-down. While serving as the sole director and officer of Rebecca Taylor, Inc., Mr. Carroll did not serve as an agent to the Company and was not a related party to the Company. Following the completion of the Transaction, there exists no relationship or arrangement whatsoever between Mr. Carroll and the Company or any of its affiliates. The Transaction was completed pursuant to the SPA, dated May 3, 2024, entered into between the Seller and Nova Acquisitions, LLC. The SPA contains customary representations, warranties and covenants for a transaction of this nature, but does not include any indemnification provisions for the benefit of either party. Following the completion of the Transaction, there is no ongoing involvement between the Company and Rebecca Taylor, Inc. As Rebecca Taylor Inc. was in a net liability position, as a result of the Transaction the Company recognized a gain on sale of subsidiary of $7,634, which is presented in the Consolidated Statements of Operations and Comprehensive Income (Loss) for fiscal 2024.

There were no Rebecca Taylor wind down related charges (benefits) for fiscal 2024. For fiscal 2023, the Company reported wind down related benefits of $1,750, primarily related to the release of operating lease liabilities as a result of lease terminations.

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

The Company reviews its investment in ABG Vince for impairment when events or changes in circumstances indicate that an other-than-temporary decline in value may have occurred. If the carrying value of the investment exceeds its fair value and the loss in value is other than temporary, the investment is considered impaired and reduced to fair value, and the impairment is recognized in the period identified. Factors providing evidence of such a loss include changes in ABG Vince's operations or financial condition, significant continuing losses, and significant negative economic conditions, among others. During the fiscal years 2024 and 2023 there was no impairment of the investment in ABG Vince.

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

P180 Acquisition

On January 22, 2025, P180 Vince Acquisition Co. (“P180”) purchased 8,481,318 shares of common stock of the Company, which constituted approximately 67% of the Company’s outstanding common stock, from affiliates of Sun Capital in a privately negotiated stock purchase transaction (the “P180 Acquisition”) for approximately $19,800 in cash. 1,262,933 of these purchased shares were held back at the closing by the affiliates of Sun Capital and all or a portion of such shares will be transferred to P180 in the event the remaining outstanding obligations under the Sun Amended Credit Agreement are purchased by P180 (or any of its affiliates or designees) from SK Financial Services, or otherwise repaid in full, prior to September 22, 2025. P180 will forfeit its right to, and such affiliates of Sun Capital will be entitled to retain, a portion of such held back shares if such purchase or repayment occurs after January 24, 2025, and P180 will forfeit its right to all held back shares if such purchase or repayment does not occur on or prior to September 22, 2025. The affiliates of Sun Capital agreed to various voting, transfer and other restrictions on the held back shares. As of February 1, 2025, the remaining outstanding obligations under the Sun Amended Credit Agreement have not been repurchased by P180 (or any of its affiliates or designees) from SK Financial Services and therefore 252,587 of the shares held back have been forfeited by P180 as of February 1, 2025. See Note 14 "Related Party Transactions" for additional information.

In connection with the P180 Acquisition, on January 22, 2025, V Opco entered into the First Amendment (the “First Amendment”) to its 2023 Revolving Credit Facility or "ABL Credit Agreement", and, simultaneously with the entry into the First Amendment, entered into the Fifth Amendment (the “Third Lien Fifth Amendment”) to its Third Lien Credit Facility or "Sun Credit Agreement" and paid $15,000 to SK Financial Services, LLC with the proceeds from additional borrowings under the 2023 Revolving Credit Facility as repayment of $20,000 in outstanding principal amount of the loans outstanding under the Third Lien Credit Facility (such pay-down transaction, the “Sun Debt Paydown”). In addition, in connection with the P180 Acquisition, P180 acquired and assumed from SK Financial Services LLC approximately $7,000 of the remaining outstanding balance owed by the Company under the Third Lien Credit Facility. Immediately thereafter, P180 agreed to forgive and cancel such $7,000 (the “P180 Debt Forgiveness”) such that there remained outstanding an aggregate of approximately $7,500 under the Third Lien Credit Facility, which will continue to accrue interest in accordance with, and otherwise be subject to the terms and conditions set forth in, the Third Lien Credit Facility. In addition, pursuant to the Debt Forgiveness, P180 and its parent company, P180, Inc., agreed to reimburse the Company for its fees and expenses associated with the transactions relating to the P180 Acquisition. See Note 5 "Long Term Debt and Financing Arrangements" for additional discussion.

The Company determined that the changes to the 2023 Revolving Credit Facility under the First Amendment did not result in a change to the borrowing capacity of the arrangement, and therefore $458 of costs incurred in connection with the First Amendment have been deferred and will be recognized over the term of the arrangement, which is presented within Other assets on the Consolidated Balance Sheets.

The Company determined that modification to the Third Lien Credit Facility under the Fifth Amendment and the corresponding Sun Debt Paydown and P180 Debt Forgiveness should be recorded as debt extinguishment of the Third Lien Credit Facility in accordance with ASC 470. The Company derecognized the old debt and recorded the new debt at fair value in the amount of $7,713, and a gain upon extinguishment in the amount of $11,575. As Sun Capital and affiliates and P180 maintain an equity interest in the Company, the gain on extinguishment was recorded as a capital contribution within equity.

SK Financial Services, LLC is an affiliate of Sun Capital Partners, Inc. (“Sun Capital”), whose affiliates owned approximately 67% of the Company’s outstanding common stock prior to the P180 Acquisition. Immediately following the P180 Acquisition, affiliates of Sun Capital continued to own approximately 10% of the Company’s outstanding common stock. In addition, the P180 Acquisition resulted in accelerated vesting of certain restricted stock units. See Note 7 "Share Based Compensation" for additional information.

Note 3. Goodwill and Intangible Assets

Net goodwill balances and changes therein by segment were as follows:

(in thousands)	Vince Wholesale	Vince Direct-to-consumer	Total Net Goodwill
Balance as of February 3, 2024	$31,973	$—	$31,973
Impairment charges	(31,973)	—	(31,973)
Balance as of February 1, 2025	$—	$—	$—

The total carrying amount of goodwill was net of accumulated impairments of $133,818 as $101,845 as of February 1, 2025 and February 3, 2024, respectively.

In fiscal 2024, the Company performed its annual impairment test during the fourth quarter. Concurrent with the performance of the annual impairment test, the P180 Acquisition was consummated. As the P180 Acquisition represented a change of control transaction with an unrelated third party, the fair value of the Company’s Vince Wholesale reporting unit was estimated based on the transaction price of the P180 Acquisition. The estimated fair value of the Company implied by the P180 Acquisition was allocated to the Company’s reporting units, Vince Wholesale and Vince Direct-to-consumer, using a market-based approach, considering the relative contributions of each reporting unit to the Company as well as appropriate valuation multiples for each reporting unit relative to the implied P180 Acquisition multiple. The results of the quantitative test determined that the fair value of the Vince Wholesale reporting unit was below its carrying value by an amount greater than its total goodwill balance and as a result, the Company recorded a goodwill impairment charge of $31,973 to write-off the goodwill for the Vince Wholesale reporting unit. The charge was recorded within Impairment of goodwill on the Consolidated Statements of Operations and Comprehensive Income (Loss) during the fourth quarter of fiscal 2024.

There were no impairments recorded as a result of the Company's annual goodwill impairment test performed during fiscal 2023.

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

Amortization of identifiable intangible assets was $0 and $149 for fiscal 2024 and fiscal 2023, respectively, which is included in SG&A expenses on the Consolidated Statements of Operations and Comprehensive Income (Loss).

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

The Company did not have any non-financial assets or non-financial liabilities recognized at fair value on a recurring basis at February 1, 2025 or February 3, 2024. At February 1, 2025 and February 3, 2024, the Company believes that the carrying values of cash and cash equivalents, receivables, and accounts payable approximate fair value, due to the short-term maturity of these instruments. The Company's debt obligations with a carrying value of $19,156 and $44,209 as of February 1, 2025 and February 3,

2024, respectively, are at variable interest rates. Borrowings under the Company's 2023 Revolving Credit Facility are recorded at carrying value, which approximates fair value due to the frequent nature of such borrowings and repayments. The Company considers this as a Level 2 input. The carrying values of the Company's Third Lien Credit Facility as of February 1, 2025 and February 3, 2024, approximate fair value, due to the variable rates associated with this obligation. The Company considers this a Level 3 input.

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

The following table presents the non-financial assets of the Company measured at fair value on a non-recurring basis in fiscal 2024, based on such fair value hierarchy.

	Net Carrying Value of Impaired Assets as of	Fair Value Measured and Recorded at Reporting Date Using:			Total Losses - Year Ended
(in thousands)	February 1, 2025	Level 1	Level 2	Level 3	February 1, 2025
Goodwill	$—	$—	$—	$—	$31,973	(1)

(1) Recorded within Impairment of goodwill on the Consolidated Statements of Operations and Comprehensive Income (Loss).

Note 5. Long-Term Debt and Financing Arrangements

Debt obligations consisted of the following:

	February 1,	February 3,
(in thousands)	2025	2024
Long-term debt:
Revolving Credit Facilities	$11,413	$14,227
Third Lien Credit Facility	7,743	29,982
Total debt principal	19,156	44,209
Less: deferred financing costs	—	259
Total long-term debt	$19,156	$43,950

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

The applicable margins for SOFR Term and SOFR Daily Floating Rate Loans are: (i) 2.0% when the average daily Excess Availability (as defined in the 2023 Revolving Credit Agreement) is greater than 66.7% of the Loan Cap (as defined in the 2023 Revolving Credit Agreement); (ii) 2.25% when the average daily Excess Availability is greater than or equal to 33.3% but less than or equal to 66.7% of the Loan Cap; and (iii) 2.5% when the average daily Excess Availability is less than 33.3% of the Loan Cap. The applicable margins for Base Rate Loans are: (a) 1.0% when the average daily Excess Availability is greater than 66.7% of the Loan Cap; (b) 1.25% when the average daily Excess Availability is greater than or equal to 33.3% but less than or equal to 66.7% of the Loan Cap; and (c) 1.5% when the average daily Excess Availability is less than 33.3% of the Loan Cap. In accordance with the First Amendment, from the First Amendment Effective Date (January 21, 2025) until the first Adjustment Date occurring after the twelve (12) month anniversary of the First Amendment Effective Date, the applicable margin will be 2.50% with respect to SOFR Term Loans and SOFR Daily Floating Rate Loans and 1.50% with respect to Base Rate Loans.

The 2023 Revolving Credit Facility contains a financial covenant requiring Excess Availability at all times to be no less than the greater of (i) 10.0% of the Loan Cap in effect at such time and (ii) $7,500.

The 2023 Revolving Credit Facility contains representations and warranties, covenants and events of default that are customary for this type of financing, including limitations on the incurrence of additional indebtedness, liens, burdensome agreements, investments, loans, asset sales, mergers, acquisitions, prepayment of certain other debt, the repurchase of capital stock, transactions with affiliates, and the ability to change the nature of its business or its fiscal year. The 2023 Revolving Credit Facility generally permits dividends in the absence of any default or event of default (including any event of default arising from a contemplated dividend), so long as (i) after giving pro forma effect to the contemplated dividend and on a pro forma basis for the 30-day period immediately preceding such dividend, Excess Availability will be at least the greater of 20.0% of the Loan Cap and $15,000 and (ii) after giving pro forma effect to the contemplated dividend, the Consolidated Fixed Charge Coverage Ratio (as defined in the 2023 Revolving Credit Agreement) for the 12 months preceding such dividend will be greater than or equal to 1.0 to 1.0. In accordance with the First Amendment, V Opco shall not make certain Restricted Payments as defined in the Agreement until the earlier of (i) the date that is eighteen (18) month anniversary of the First Amendment Effective Date, which date is July 21, 2026 and (ii) the first date following the twelve (12) month anniversary of the First Amendment Effective Date on which the Consolidated Fixed Charge Coverage Ratio is greater than or equal to 1.0 to 1.0.

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

The Company incurred a total of $466 (of which $458 were incurred in connection with the P180 Acquisition) and $1,150 of financing costs during fiscal years 2024 and 2023, respectively. In accordance with ASC Topic 470, "Debt", these financing costs were recorded as deferred debt issuance costs (which is presented within Other assets on the Consolidated Balance Sheets) and are amortized over the term of the 2023 Revolving Credit Facility.

As of February 1, 2025, the Company was in compliance with applicable covenants. As of February 1, 2025, $39,820 was available under the 2023 Revolving Credit Facility, net of the Loan Cap, and there were $11,413 of borrowings outstanding and $6,215 of letters of credit outstanding under the 2023 Revolving Credit Facility. The weighted average interest rate for borrowings outstanding under the 2023 Revolving Credit Facility as of February 1, 2025 was 7.0%.

On January 22, 2025, V Opco, LLC entered into that certain First Amendment (the “First Amendment”) to the 2023 Revolving Credit Agreement. The First Amendment amends the 2023 Revolving Credit Agreement to, among other things, (a) consent to the P180 Acquisition (see Note 2 "Recent Transactions" for additional information); (b) provide that, until the first Adjustment Date following January 22, 2026, the applicable margin will be 2.50% with respect to SOFR Term Loans and SOFR Daily Floating Rate Loans and 1.50% with respect to Base Rate Loans; (c) eliminate the ability to make certain Restricted Payments until the earlier of (i) the date that is eighteen (18) month anniversary of the First Amendment Effective Date, which date is July 21, 2026 and (ii) the first date following the twelve (12) month anniversary of the First Amendment Effective Date on which the Consolidated Fixed Charge Coverage Ratio is greater than or equal to 1.0 to 1.0; and (d) until January 22, 2026, modify the thresholds applicable for the Agent’s rights to conduct field exams and inventory appraisals to Excess Availability being less than the greater of 25% of Loan Cap and $18,750 and, following January 24, 2026, such thresholds shall revert back to Excess Availability being less than the greater of 20% of Loan Cap and $15,000.

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

On June 23, 2023, all outstanding amounts under the 2018 Revolving Credit Facility were repaid in full and the 2018 Revolving Credit Facility was terminated pursuant to the terms thereof as a result of all parties completing their obligations under the 2018 Revolving Credit Facility. The Company recorded expense of $828 during fiscal 2023, related to the write-off of the remaining deferred financing costs. As of February 1, 2025, no letters of credit remained in place with Citizens that were secured with restricted cash. Restricted cash is included in Prepaid Expenses and other current assets in the Consolidated Balance Sheets.

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

SK Financial is an affiliate of Sun Capital Partners, Inc. ("Sun Capital"). The Third Lien Credit Facility was reviewed and approved by the Special Committee of the Company's Board of Directors, consisting solely of directors not affiliated with Sun Capital, which committee was represented by independent legal advisors. Immediately prior to the P180 Acquisition, the affiliates of Sun Capital owned approximately 67% of the Company's common stock.

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

The Company had incurred $485 in deferred financing costs associated with the Third Lien Credit Facility, of which a $400 closing fee is payable in kind and was added to the principal balance. These deferred financing costs were recorded as deferred debt issuance costs. In connection with the debt extinguishment (see below), unamortized debt issuance costs of $179 were included in the calculation of the gain on extinguishment.

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

On January 22, 2025, V Opco entered into the Fifth Amendment (the “Third Lien Fifth Amendment”) to the Third Lien Credit Agreement which, among other things, consents to the P180 Acquisition. On the same day, V Opco paid $15,000 to SK Financial Services, LLC using proceeds from the 2023 Revolving Credit Facility, which resulted in a pay-down of $20,000 of the Third Lien Credit Facility (the “Sun Debt Paydown”). In addition, in connection with the P180 Acquisition, P180 acquired and assumed $7,000 of the Third Lien Credit Facility outstanding and immediately thereafter cancelled such $7,000 (the “P180 Debt Forgiveness”). Following the Sun Debt Paydown and P180 Debt Forgiveness, the outstanding principal amount of the Third Lien Credit Facility was reduced by approximately $27,000 with $7,500 remaining outstanding, which will continue to accrue payment-in-kind interest in accordance with, and otherwise be subject to, the terms and conditions therein.

The Company determined that modification to the Third Lien Credit Facility under the Fifth Amendment and the corresponding Sun Debt Paydown and P180 Debt Forgiveness should be recorded as debt extinguishment of the Third Lien Credit Facility in accordance with ASC 470. The Company derecognized the old debt and recorded the new debt at fair value in the amount of $7,713, and a gain upon extinguishment in the amount of $11,575. As Sun Capital and affiliates and P180 maintain an equity interest in the Company, the gain on extinguishment was recorded as a capital contribution within equity.

Note 6. Commitments and Contingencies

Contractual Cash Obligations

At February 1, 2025, the Company had contractual cash obligations of $134,785 which consisted primarily of Guaranteed Minimum Royalty payments (as described below), inventory purchase obligations and service contracts.

On May 25, 2023, in connection with the Closing, V Opco and ABG Vince entered into the License Agreement. The initial term of the License Agreement began on May 25, 2023, the date on which the Closing actually occurred, and ends at the end of the Company's 2032 fiscal year, unless sooner terminated pursuant to the terms of the License Agreement. V Opco is required to pay ABG Vince a royalty on net sales of Licensed Products and committed to an annual guaranteed minimum royalty of $11,000 during the initial term of the License Agreement, except that the guaranteed minimum royalty for the first contract year during the initial term was prorated to the period beginning on the Closing Date and ending at the end of the Company's 2023 fiscal year. See Note 2 "Recent Transactions" for further information.

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

Note 7. Share-Based Compensation

Employee Stock Plans

Vince 2013 Incentive Plan

In connection with the IPO, the Company adopted the Vince 2013 Incentive Plan, which provides for grants of stock options, stock appreciation rights, restricted stock and other stock-based awards. In May 2018, the Company filed a Registration Statement on Form S-8 to register an additional 660,000 shares of common stock available for issuance under the Vince 2013 Incentive Plan. Additionally, in September 2020, the Company filed a Registration Statement on Form S-8 to register an additional 1,000,000 shares of common stock available for issuance under the Vince 2013 Incentive Plan. The aggregate number of shares of common stock which may be issued or used for reference purposes under the Vince 2013 Incentive Plan or with respect to which awards may be granted may not exceed 2,000,000 shares. The shares available for issuance under the Vince 2013 Incentive Plan may be, in whole or in part, either authorized and unissued shares of the Company's common stock or shares of common stock held in or acquired for the Company's treasury. In general, if awards under the Vince 2013 Incentive Plan are canceled for any reason, or expire or terminate unexercised, the shares covered by such award may again be available for the grant of awards under the Vince 2013 Incentive Plan. As of February 1, 2025, there were 635,312 shares under the Vince 2013 Incentive Plan available for future grants. Options granted pursuant to the Vince 2013 Incentive Plan typically vest in equal installments over four years, subject to the employees' continued employment and expire on the earlier of the tenth anniversary of the grant date or upon termination as outlined in the Vince 2013 Incentive Plan. Restricted stock units ("RSUs") granted vest in equal installments over a three-year period or vest in equal installments over four years, subject to the employees' continued employment. In November 2023, the Vince 2013 Incentive Plan was amended to, among others, extend the plan expiration date to November 2033.

Employee Stock Purchase Plan

The Company maintains an employee stock purchase plan ("ESPP") for its employees. Under the ESPP, all eligible employees may contribute up to 10% of their base compensation, up to a maximum contribution of $10 per year. The purchase price of the stock is 90% of the fair market value, with purchases executed on a quarterly basis. The plan is defined as compensatory, and accordingly, a charge for compensation expense is recorded to SG&A expense for the difference between the fair market value and the discounted purchase price of the Company's common stock. During fiscal 2024 and fiscal 2023, 13,034 and 16,905 shares of common stock, respectively, were issued under the ESPP. As of February 1, 2025, there were 30,636 shares available for future issuance under the ESPP.

Stock Options

There were no stock options outstanding, vested or exercisable as of February 1, 2025 and February 3, 2024, respectively. During fiscal 2024, there were no grants, expirations or forfeitures, or exercises of stock options.

Restricted Stock Units

A summary of restricted stock unit activity for fiscal 2024 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested restricted stock units at February 3, 2024	474,103	$7.07
Granted	369,658	$1.67
Vested	(394,100)	$6.18
Forfeited	(83,262)	$8.57
Non-vested restricted stock units at February 1, 2025	366,399	$2.25

The total fair value of restricted stock units vested during fiscal 2024 and fiscal 2023 was $2,435 and $1,815, respectively.

At February 1, 2025, there was $585 of unrecognized compensation costs related to restricted stock units that will be recognized over a remaining weighted average period of 1.4 years.

Share-Based Compensation Expense

During fiscal 2024, the Company recognized share-based compensation expense of $1,588, including expense of $324 related to non-employees, and related tax benefit of $0. The fiscal 2024 compensation expense includes approximately $751 attributable to accelerated vesting due to the P180 Acquisition. During fiscal 2023, the Company recognized share-based compensation expense of $1,541, including expense of $281 related to non-employees, and related tax benefit of $0.

Note 8. Defined Contribution Plan

The Company maintains a defined contribution plan for employees who meet certain eligibility requirements. As of March 8, 2021, all assets from the Rebecca Taylor, Inc. 401(k) Plan were merged into the Vince Holding Corp. 401(k) Plan. Features of these plans allow participants to contribute to a plan a percentage of their annual compensation, subject to IRS limitations. Certain plans also provide for discretionary matching contributions by the Company. The annual expense incurred by the Company for the defined contribution plan was $518 and $514 in fiscal 2024 and fiscal 2023, respectively.

Note 9. Stockholders' Equity

Common Stock

The Company currently has authorized for issuance 100,000,000 shares of its voting common stock, par value of $0.01 per share.

As of February 1, 2025 and February 3, 2024, the Company had 12,758,852 and 12,506,556 shares issued and outstanding, respectively.

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

During the year ended February 1, 2025, the Company did not make any offerings or sales of shares of common stock under the Virtu At-the-Market Offering. At February 1, 2025, $2,925 was available under the Virtu At-the-Market Offering.

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

Note 10. (Loss) Earnings Per Share

Basic (loss) earnings per share is calculated by dividing net (loss) income by the weighted average number of shares of common stock outstanding during the period. Except when the effect would be anti-dilutive, diluted earnings per share is calculated based on the weighted average number of shares of common stock outstanding plus the dilutive effect of share-based awards calculated under the treasury stock method. In periods when the Company incurs a net loss, share-based awards are excluded from the calculation of diluted earnings per share as their inclusion would have an anti-dilutive effect.

The following is a reconciliation of weighted average basic shares to weighted average diluted shares outstanding:

	Fiscal Year
	2024	2023
Weighted-average shares—basic	12,579,588	12,442,781
Effect of dilutive equity securities	—	35,434
Weighted-average shares—diluted	12,579,588	12,478,215

Because the Company incurred a net loss for the fiscal year ended February 1, 2025, weighted-average basic shares and weighted-average diluted shares outstanding are equal for this period.

For the fiscal year ended February 3, 2024, 391,102 of weighted average shares were excluded from the computation of weighted average shares for diluted earnings per share, as their effect would have been anti-dilutive.

Note 11. Income Taxes

The (benefit) provision for income taxes consisted of the following:

	Fiscal Year
(in thousands)	2024	2023
Current:
Domestic:
Federal	$103	$—
State	508	514
Foreign	29	29
Total current	640	543
Deferred:
Domestic:
Federal	(1,854)	(2,017)
State	(2,428)	(2,004)
Foreign	—	—
Total deferred	(4,282)	(4,021)
Total benefit for income taxes	$(3,642)	$(3,478)

The sources of (loss) income before income taxes and equity in net income of equity method investment are from the United States, the Company's subsidiaries in the United Kingdom and the Company's French branch. The Company files U.S. federal income tax returns and income tax returns in various state and local jurisdictions.

Current income taxes are the amounts payable under the respective tax laws and regulations on each year's earnings. Deferred income tax assets and liabilities represent the tax effects of revenues, costs and expenses, which are recognized for tax purposes in different periods from those used for financial statement purposes.

The benefit for income taxes was $3,642 for the year ended February 1, 2025. This benefit was primarily driven by a tax benefit of $3,006 associated with the impairment of goodwill primarily due to the reversal of the non-cash deferred tax liability previously created by the amortization of the Vince goodwill indefinite-lived intangible asset recognized for tax, but not for book purposes, which previously could not be used as a source of income to support the realization of certain deferred tax assets related to the Company's net operating losses. The tax benefit was also driven by a tax benefit of $1,276 related to the reversal of a portion of the non-cash deferred tax liability related to the Company's equity method investment, which a portion can now be used as a source of income to support the realization of certain deferred tax assets related to the Company's net operating losses. The tax benefit was offset primarily by the current federal and state tax expense of $611.

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

A reconciliation of the federal statutory income tax rate to the effective tax rate is as follows:

	Fiscal Year
	2024	2023
Statutory federal rate	21.0%	21.0%
State taxes, net of federal benefit	(80.4)%	12.0%
NOL Adjustments	(267.3)%	6.7%
Sale of Rebecca Taylor	40.7%	0.0%
Release of uncertain tax provision	2.2%	0.0%
Cancellation of Debt Income	(6.1)%	0.0%
Deferred Adjustments	(2.9)%	3.6%
Valuation allowance	310.2%	(61.3)%
Return to provision adjustment	(1.1)%	0.2%
Transaction Costs	(0.6)%	0.0%
Non-deductible Officers Compensation	0.0%	0.3%
Rate Differential on Foreign Income	0.0%	0.4%
Other	(0.1)%	0.1%
Total	15.6%	(17.0)%

Deferred income tax assets and liabilities consisted of the following:

	February 1,	February 3,
(in thousands)	2025	2024
Deferred tax assets:
Depreciation and amortization	$2,221	$2,706
Employee related costs	1,495	426
Allowance for asset valuations	1,670	1,664
Accrued expenses	213	317
Lease liability	27,140	22,601
Net operating losses	44,450	122,382
Tax credits	92	92
Interest expense	5,110	5,428
Other	322	288
Total deferred tax assets	82,713	155,904
Less: valuation allowances	(53,394)	(125,913)
Net deferred tax assets	29,319	29,991
Deferred tax liabilities:
Indefinite lived intangibles	—	(8,584)
ROU assets	(23,869)	(19,548)
Equity method investment	(6,081)	(6,772)
Total deferred tax liabilities	(29,950)	(34,904)
Net deferred tax (liability) asset	$(631)	$(4,913)
Included in:
Deferred income tax asset	$—	$—
Deferred income tax liability	(631)	(4,913)
Net deferred tax liability	$(631)	$(4,913)

As of February 1, 2025, the Company had a gross federal net operating loss of $186,821 (federal tax effected amount of $39,232) that may be used to reduce future federal taxable income. Federal net operating losses of 12,044 that were incurred in tax years that began before January 1, 2018 will expire through 2038. Net operating losses of $174,777 incurred in tax years beginning after January 1, 2018 have an indefinite carryforward period.

As of February 1, 2025, the Company had gross state net operating loss carryforward of $175,240 (tax effected amount of $5,021) that may be used to reduce future state taxable income. The net operating loss carryforwards for state income tax purposes expire at varying rates.

Section 382 of the Internal Revenue Code of 1986 (“IRC”) subjects the future utilization of net operating losses to an annual limitation in the event of certain ownership changes, as defined. The Company determined that under Section 382, the P180 Acquisition resulted in an ownership change in January 2025. Due to the annual limitation of the Company’s net operating losses, gross federal net operating losses of $232,595 (federal tax effected amount of $48,844) incurred in tax years beginning before January 1, 2018 will expire unused prior to becoming available and therefore, the Company recorded an adjustment to write off these net operating losses. A corresponding adjustment was recorded to release the valuation allowance that was maintained on these net operating losses.

The valuation allowance for deferred tax assets was $53,394 and $125,913 as of February 1, 2025 and February 3, 2024, respectively. The valuation allowance decreased by $72,519 during fiscal 2024. The decrease was due primarily to the adjustment to the valuation allowance from the P180 Acquisition as described above, and the sale of Rebecca Taylor which resulted in the write-off of net operating losses for which a corresponding adjustment was recorded to release the valuation allowance. The Company maintains a full valuation allowance on all deferred tax assets except to the extent that the indefinite lived deferred tax assets (related to interest expense and net operating loss carryforwards) offset the future reversal of indefinite lived deferred tax liabilities. Adjustments to the valuation allowance are made when there is a change in management's assessment of the amount of deferred tax assets that are realizable.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, excluding interest and penalties, is as follows:

	Fiscal Year
(in thousands)	2024	2023
Beginning balance	$556	$556
Decreases for tax positions in prior years	(556)	—
Ending balance	$—	$556

As of February 1, 2025 and February 3, 2024, the Company had unrecognized tax benefits in the amount of $0 and $556, respectively. The reduction in the unrecognized tax benefit resulted from the write-off of certain net operating losses under IRC section 382, whereby, the impact of the unrecognized tax benefit would no longer result in a change to the realizable net operating loss carryforward of the Company.

The Company includes accrued interest and penalties on underpayments of income taxes in its income tax provision. As of February 1, 2025 and February 3, 2024, the Company did not have any interest and penalties accrued on its Consolidated Balance Sheets and no related provision or benefit was recognized in each of the Company's Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended February 1, 2025 and February 3, 2024. Interest is computed on the difference between the tax position recognized net of any unrecognized tax benefits and the amount previously taken or expected to be taken in the Company's tax returns.

With limited exceptions, fiscal years January 29, 2022 through February 1, 2025 remain subject to examination. For years prior to fiscal year 2021, adjustments can be made by the taxing authorities only to the extent of the net operating losses carried forward.

Note 12. Leases

The Company determines if a contract contains a lease at inception. The Company has operating leases for real estate (primarily retail stores, storage, and office spaces) some of which have initial terms of 10 years, and in many instances can be extended for an additional term, while certain recent leases are subject to shorter terms as a result of the implementation of the strategy to pursue shorter lease terms when evaluating certain markets. The Company will not include renewal options in the underlying lease term unless the Company is reasonably certain to exercise the renewal option. Substantially all of the Company's leases require a fixed annual rent, and most require the payment of additional rent if store sales exceed a negotiated amount. These percentage rent expenses are considered as variable lease costs and are recognized in the consolidated financial statements when incurred. In addition, the

Company's real estate leases may also require additional payments for real estate taxes and other occupancy-related costs which it considers as non-lease components.

ROU assets and operating lease liabilities are recognized based upon the present value of the future lease payments over the lease term. As the Company's leases do not provide an implicit borrowing rate, the Company uses an estimated incremental borrowing rate based upon a combination of market-based factors, such as market quoted forward yield curves and company specific factors, such as the Company's credit rating, lease size and duration to calculate the present value. The Company does not have any finance leases. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants. The weighted-average remaining lease term and weighted-average discount rate for our operating leases are 7 years and 7.15% as of February 1, 2025 and 6.3 years and 7.17% as of February 3, 2024.

Total lease cost is included in SG&A expense in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss) and is recorded net of immaterial sublease income. Some leases have a non-cancelable lease term of less than one year and therefore, the Company has elected to exclude these short-term leases from the ROU asset and lease liabilities. Short term lease costs were immaterial for the fiscal years ended February 1, 2025 and February 3, 2024. The Company's lease cost is comprised of the following:

	Fiscal Year
(in thousands)	2024	2023
Operating lease cost	$22,372	$18,482
Variable operating lease cost	270	390
Sublease income	(289)	—
Total lease cost	$22,353	$18,872

The operating lease cost for fiscal 2023 included a benefit of $779 for the correction of an error recorded within SG&A expenses related to a lease modification that occurred during fiscal 2022 for a Vince retail store, leading to an overstatement of the ROU assets and an overstatement of the lease obligations in fiscal 2022.

Supplemental cash flow and non-cash information related to leases is as follows:

	Fiscal Year
(in thousands)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$24,080	$24,766
Right-of-use assets obtained in exchange for operating lease liabilities	36,791	22,972

As of February 1, 2025, the future maturity of lease liabilities are as follows:

February 1,
(in thousands)	2025
Fiscal 2025	$22,466
Fiscal 2026	20,155
Fiscal 2027	17,004
Fiscal 2028	16,610
Fiscal 2029	15,832
Thereafter	39,608
Total lease payments	131,675
Less: Imputed interest	(28,470)
Total operating lease liabilities	$103,205

During fiscal 2024, the Company entered into a sublease with a third party for the 18th Floor of the Company’s corporate offices in New York, NY, for a period of three years with no option to renew. In accordance with ASC Topic 842, the Company treated the sublease as a separate lease, as the Company was not relieved of the primary obligation under the original lease. The Company continues to account for the corporate office lease as a lessee and in the same manner as prior to the commencement date of the sublease. The Company accounted for the sublease as a lessor of the lease. The sublease was classified as an operating lease, as it did not meet the criteria of a sales-type or direct financing lease. As of February 1, 2025, future minimum tenant operating lease payments remaining under this sublease were approximately $2,500, with a remaining sublease term of 2.7 years.

The operating lease payments do not include any renewal options as such leases are not reasonably certain of being renewed as of February 1, 2025 and do not include $6,521 legally binding minimum lease payments for leases signed but not yet commenced.

Note 13. Segment and Geographical Financial Information

The Company has identified two reportable segments based on the information used by its chief operating decision maker (“CODM”). The CODM has been identified as the Chief Executive Officer. Management considered both similar and dissimilar economic characteristics, internal reporting and management structures, as well as products, customers, and supply chain logistics to identify the following reportable segments:

•
Vince Wholesale segment—consists of the Company's operations to distribute Vince brand products to major department stores and specialty stores in the United States and select international markets;
•
Vince Direct-to-consumer segment—consists of the Company's operations to distribute Vince brand products directly to the consumer through its Vince branded full-price specialty retail stores, outlet stores, e-commerce platform, and its subscription service Vince Unfold.

As a result of the completion of the wind down and sale (see Note 2 "Recent Transactions"), and the determination by the CODM that Parker would not be considered in the Company’s future operating plans, Rebecca Taylor and Parker is no longer an operating segment of the Company. The financial results of the historical Rebecca Taylor and Parker reportable segment are included as an other reconciling item in the table below.

The accounting policies of the Company's reportable segments are consistent with those described in Note 1 "Description of Business and Summary of Significant Accounting Policies."

The Company’s CODM evaluates segment performance based on several factors, including Income before equity in net income of equity method investment. The CODM uses Income before equity in net income of equity method investment as the key performance measure of segment profitability because it excludes the impact of certain items that our CODM believes do not directly reflect our underlying operations, including the impact of income taxes and equity in net income of equity method investment. The CODM also considers budget-to-actual and period-over-period variances for this performance measure when making decisions about the allocation of operating and capital resources to each segment. Unallocated corporate expenses are comprised of SG&A expenses attributable to corporate and administrative activities (such as marketing, design, finance, information technology, legal and human resource departments), and other charges, including interest expense, that are not directly attributable to the Company's Vince Wholesale and Vince Direct-to-consumer reportable segments. Unallocated corporate assets are comprised of the carrying values of the Company's goodwill, equity method investment and other assets that will be utilized to generate revenue for the Company's Vince Wholesale and Vince Direct-to-consumer reportable segments. As the Company’s goodwill is not allocated to the Company’s reportable segments in the measure of segment assets regularly reported to and used by our CODM, the corresponding impairment charge associated with goodwill is not reflected in the operating results of the Company’s reportable segments.

A summary of financial information by reportable segment is as follows:

(in thousands)	Vince Wholesale	Vince Direct-to-consumer	Total
Fiscal Year 2024
Net Sales	$165,349	$128,103	$293,452

Cost of Products Sold*	98,800	49,473	148,273
Staff and Personnel	4,218	23,796	28,014
Occupancy	380	26,115	26,495
Marketing and advertising	547	9,420	9,967
Other segment items(1)	3,499	16,329	19,828
Total segment income before income taxes and equity in net income of equity method investment	57,905	2,970	60,875
Unallocated Corporate(4)			(91,909)
Rebecca Taylor and Parker(2)			7,633
Total loss before income taxes and equity in net income of equity method investment			$(23,401)

Fiscal Year 2023
Total Segment Net Sales	$149,603	$143,096	$292,699
Rebecca Taylor and Parker(3)			191
Total Net Sales			292,890

Cost of Products Sold*	97,742	61,856	159,598
Staff and Personnel	3,860	26,400	30,260
Occupancy	249	23,223	23,472
Marketing and advertising	805	9,147	9,952
Other segment items(1)	3,531	16,696	20,227
Total segment income before income taxes and equity in net income of equity method investment	43,416	5,774	49,190
Unallocated Corporate(4)			(31,127)
Rebecca Taylor and Parker(3)			2,443
Total income before income taxes and equity in net income of equity method investment			$20,506

	Fiscal Year
	2024	2023
Depreciation and Amortization:
Vince Wholesale	$119	$248
Vince Direct-to-Consumer	3,005	2,931
Total Segment Depreciation and Amortization	3,124	3,179
Unallocated Corporate	882	1,760
Total Depreciation and Amortization	4,006	4,939

Capital Expenditures:
Vince Wholesale	530	127
Vince Direct-to-Consumer	3,274	1,191
Total Segment Capital Expenditures	3,804	1,318
Unallocated Corporate	428	142
Total Capital Expenditures	4,232	1,460

Total Assets:
Vince Wholesale	68,488	51,489
Vince Direct-to-Consumer	100,114	87,648
Total Segment Assets	168,602	139,137
Unallocated Corporate	54,133	86,012
Total Assets	222,735	225,149

(1) Other segment items primarily include various third party expenses, banking fees, depreciation and amortization, supplies, and commissions.

(2) Activity for the Rebecca Taylor and Parker reconciling item for fiscal 2024 primarily consists of the gain recognized on the sale of Rebecca Taylor. See Note 2 "Recent Transactions" for further information.

(3) Activity for Rebecca Taylor and Parker reconciling item for fiscal 2023 consisted of $191 of sales through wholesale distribution channels of residual revenue contracted prior to the sale of the Rebecca Taylor tradename. In addition, activity also includes a $765 gain associated with the sale of the Parker tradename, a net benefit of $1,750 from the wind down of the Rebecca Taylor business, and $150 of transaction related expenses associated with the sale of the Parker tradename. See Note 2 "Recent Transactions" for further information.

(4) Unallocated corporate includes the goodwill impairment charge of $31,973 for fiscal 2024 and the $32,043 gain related to the sale of the Vince intellectual property and certain related ancillary assets for fiscal 2023. See Note 3 "Goodwill and Intangible Assets" and Note 2 "Recent Transactions" for further information.

* Cost of Products Sold for fiscal 2024 includes royalty expenses of $10,106 and $3,857 for the Wholesale and Direct-to-consumer segments, respectively. Cost of Products Sold for fiscal 2023 includes royalty expenses of $6,388 and $3,098 for the Wholesale and Direct-to-consumer segments, respectively.

The Company is domiciled in the U.S. and as of February 1, 2025, had no significant international subsidiaries and therefore substantially all of the Company's sales originate in the U.S. As a result, net sales by destination are not provided. Additionally, substantially all long-lived assets, including property and equipment, are located in the U.S.

Note 14. Related Party Transactions

Operating Agreement

On May 25, 2023, V Opco and ABG Vince entered into the Operating Agreement, which, among other things, provides for the management of the business and the affairs of ABG Vince, the allocation of profits and losses, the distribution of cash of ABG Vince among its members and the rights, obligations and interests of the members to each other and to V Opco. See Note 2 "Recent Transactions" for further information. During fiscal 2024 and 2023, the Company received $3,395 and $1,341, respectively, of cash distributions under the Operating Agreement.

License Agreement

On May 25, 2023, V Opco and ABG Vince entered into the License Agreement, whereby V Opco is required to pay ABG Vince a royalty on net sales of Licensed Products and committed to an annual guaranteed minimum royalty of $11,000. See Note 2 "Recent Transactions" for further information. During fiscal 2024 and 2023, the Company paid $10,811 and $6,945 under the License Agreement. As of February 1, 2025 and February 3, 2024, $3,513 and $361, respectively, of accrued royalty expense was included within Other accrued expenses on the Consolidated Balance Sheets.

P180 Expense Reimbursement

In connection with the P180 Acquisition, P180 agreed to reimburse the Company for certain fees and expenses incurred in connection with such transactions, including the Company’s legal fees as well as the consent fee to BofA. As of February 1, 2025, the Company had recorded approximately $614 of outstanding reimbursements with P180, which are included in Trade receivables.

CaaStle Platform Services

On September 7, 2018, V Opco and CaaStle Inc. (“CaaStle”) entered into a platform services agreement, whereby CaaStle provided logistical services for the Company's Vince Unfold clothing rental service. The agreement was amended on November 1, 2024. Prior to the P180 Acquisition, CaaStle was an unrelated party to the Company. Due to CaaStle’s relationship with P180, as a result of the P180 Acquisition, CaaStle is considered a related party to the Company as of February 1, 2025. Subsequently, due to organizational changes at CaaStle and P180, CaaStle is no longer considered a related party to the Company.

During fiscal 2024, the Company recognized $1,106 of net sales, $38 of cost of products sold and $625 of SG&A expenses from the arrangement. During fiscal 2023, the Company recognized $2,810 of net sales, $1,299 of cost of products sold, and $1,288 of SG&A expenses from the arrangement. As of February 1, 2025 and February 3, 2024, $24 and $189 of outstanding amounts due from CaaStle were included in Trade receivables on the Consolidated Balance Sheets.

On April 24, 2025, the Company terminated the Vince Unfold program and the platform services agreement in its entirety.

Third Lien Credit Agreement

On December 11, 2020, V Opco entered into the $20,000 Third Lien Credit Facility pursuant to the Third Lien Credit Agreement, by and among V Opco, as the borrower, SK Financial, as agent and lender, and other lenders from time-to-time party thereto. The Third Lien Credit Facility was reviewed and approved by the Special Committee of the Company's Board of Directors, consisting solely of directors not affiliated with Sun Capital, which committee was represented by independent legal advisors. SK Financial is an affiliate of Sun Capital, whose affiliates, prior to the P180 Acquisition, owned approximately 67% of the Company's common stock. Subsequent to the P180 Acquisition, SK Financial is no longer a related party.

See Note 2 "Recent Transactions" and Note 5 "Long-Term Debt and Financing Arrangements" for additional information.

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

During fiscal 2024 and fiscal 2023, the Company incurred expenses of $37 and $10, respectively, under the Sun Capital Consulting Agreement. Subsequent to the P180 Acquisition, Sun Capital is no longer a related party and the agreement is no longer operative per the terms thereof. See Note 2 "Recent Transactions" for additional information.

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

Amended and Restated Certificate of Incorporation

The Company’s amended and restated certificate of incorporation provides that for so long as affiliates of Sun Capital own 30% or more of the Company’s outstanding shares of common stock, Sun Cardinal, a Sun Capital affiliate, has the right to designate a majority of the Company’s Board of Directors. For so long as Sun Cardinal has the right to designate a majority of the Company’s Board of Directors, the directors designated by Sun Cardinal are expected to constitute a majority of each committee of the Company’s Board of Directors (other than the Audit Committee), and the chairperson of each of the committees (other than the Audit Committee) is expected to be a director serving on the committee who is selected by affiliates of Sun Capital, provided that, at such time as the Company is not a “controlled company” under the NYSE corporate governance standards, the Company’s committee membership will comply with all applicable requirements of those standards and a majority of the Company’s Board of Directors will be “independent directors,” as defined under the rules of the NYSE, subject to any applicable phase in requirements.

Second and Third Amended and Restated Bylaws

On January 22, 2025, the Board approved an amendment and restatement of the Company’s bylaws (the “Second Amended and Restated Bylaws”) to provide P180, following the P180 Acquisition, with the right to designate (i) a majority of the directors of the Board, (ii) the Chairman of the Board, and (iii) the chairman of each committee of the Board, in each case for so long as P180 continues to beneficially own at least thirty percent (30%) of the Company’s outstanding common stock. Subsequently, on April 4, 2025, the Board approved an amendment and restatement of the Second Amended and Restated Bylaws to remove such rights granted to P180 under the Second Amended and Restated Bylaws.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Beginning of Period	Expense Charges, net of Reversals		Deductions and Write-offs, net of Recoveries	End of Period
Sales Allowances
Fiscal 2024	$(5,210)	$(47,278)		$45,634	$(6,854)
Fiscal 2023	(8,106)	(48,854)		51,750	(5,210)
Allowance for Doubtful Accounts
Fiscal 2024	(377)	(9)		51	(335)
Fiscal 2023	(759)	(104)		486	(377)
Valuation Allowances on Deferred Income Taxes
Fiscal 2024	(125,913)	72,519	*	—	(53,394)
Fiscal 2023	(138,490)	12,577	**	—	(125,913)

* Includes reversal of valuation allowance associated with the P180 Acquisition and the sale of Rebecca Taylor. See Note 2 "Recent Transactions" to the Consolidated Financial Statements in this Annual Report for additional information on the P180 Acquisition.
**Includes reversal of valuation allowance associated with realization of NOLs related to the tax gain recognized for the Authentic Transaction. See Note 2 "Recent Transactions" to the Consolidated Financial Statements in this Annual Report for additional information on the Authentic Transaction.