Form 10-Q
period 2025-05-03
VINCE HOLDING CORP.
filed 2025-06-17
CIK 1579157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 2025

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

As of May 30, 2025, the registrant had 12,846,578 shares of common stock, $0.01 par value per share, outstanding.

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

These forward-looking statements involve a number of risks and uncertainties, some of which are beyond our control, including, without limitation: changes to and unpredictability in the trade policies and tariffs imposed by the U.S. and the governments of other nations; our ability to maintain adequate cash flow from operations or availability under our revolving credit facility to meet our liquidity needs; general economic conditions; restrictions on our operations under our credit facilities; our ability to improve our profitability; our ability to maintain our larger wholesale partners; our ability to accurately forecast customer demand for our products; our ability to maintain the license agreement with ABG Vince, a subsidiary of Authentic Brands Group; ABG Vince's expansion of the Vince brand into other categories and territories; ABG Vince's approval rights and other actions; our ability to realize the benefits of our strategic initiatives; the execution of our customer strategy; our ability to make lease payments when due; our ability to open retail stores under favorable lease terms and operate and maintain new and existing retail stores successfully; our operating experience and brand recognition in international markets; our ability to remediate the identified material weakness in our internal control over financial reporting; our ability to comply with domestic and international laws, regulations and orders; increased scrutiny regarding our approach to sustainability matters and environmental, social and governance practices; competition in the apparel and fashion industry; the transition associated with the appointment of new chief executive officer and new chief financial officer; our ability to attract and retain key personnel; seasonal and quarterly variations in our revenue and income; the protection and enforcement of intellectual property rights relating to the Vince brand; our ability to successfully conclude remaining matters following the wind down of the Rebecca Taylor business; the extent of our foreign sourcing; our reliance on independent manufacturers; our ability to ensure the proper operation of the distribution facilities by third-party logistics providers; fluctuations in the price, availability and quality of raw materials; the ethical business and compliance practices of our independent manufacturers; our ability to mitigate system or data security issues, such as cyber or malware attacks, as well as other major system failures; our ability to adopt, optimize and improve our information technology systems, processes and functions; our ability to comply with privacy-related obligations; our ability to submit a required business plan and regain compliance with the New York Stock Exchange (the “NYSE”) Listed Company Manual and maintain a listing of our common stock on the NYSE; our status as a “controlled company”; our status as a “smaller reporting company”; and other factors as set forth from time to time in our Securities and Exchange Commission filings, including those described in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 2, 2025 (the "2024 Annual Report on Form 10-K") under the heading "Part I, Item 1A—Risk Factors" and any subsequently filed Quarterly Reports on

Form 10-Q. We intend these forward-looking statements to speak only as of the date of this Quarterly Report on Form 10-Q and do not undertake to update or revise them as more information becomes available, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data, unaudited)

	May 3,	February 1,
	2025	2025
Assets
Current assets:
Cash and cash equivalents	$2,588	$607
Trade receivables, net of allowance for doubtful accounts $372 and $335 at May 3, 2025 and February 1, 2025, respectively [1]	23,009	32,927
Inventories, net	62,260	59,146
Prepaid expenses and other current assets[2]	7,598	3,896
Total current assets	95,455	96,576
Property and equipment, net	8,096	7,378
Operating lease right-of-use assets, net	88,011	91,209
Equity method investment	22,179	23,464
Other assets	4,216	4,108
Total assets	$217,957	$222,735

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$27,407	$35,090
Accrued salaries and employee benefits	9,309	8,709
Other accrued expenses[3]	9,429	13,722
Short-term lease liabilities	14,592	16,025
Total current liabilities	60,737	73,546
Long-term debt	34,749	19,156
Long-term lease liabilities	84,211	87,180
Deferred income tax liability	631	631
Other liabilities	462	463

Commitments and contingencies (Note 9)

Stockholders' equity:
Common stock at $0.01 par value (100,000,000 shares authorized, 12,846,578 and 12,758,852 shares issued and outstanding at May 3, 2025 and February 1, 2025, respectively)	128	128
Additional paid-in capital	1,158,414	1,158,279
Accumulated deficit	(1,121,484)	(1,116,681)
Accumulated other comprehensive income (loss)	109	33
Total stockholders' equity	37,167	41,759
Total liabilities and stockholders' equity	$217,957	$222,735

1 Includes receivables of $599 as of May 3, 2025, which is with a related party. Includes receivables of $638 as of February 1, 2025, of which $614 is with a related party and $24 is with a former related party.

2 Includes prepaid royalty expense of $1,818 as of May 3, 2025, which is with a related party.

3 Includes accrued royalty expense of $3,513 as of February 1, 2025, which is with a related party.

See notes to unaudited condensed consolidated financial statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except share and per share data, unaudited)

	Three Months Ended
	May 3,	May 4,
	2025	2024
Net sales[4]	$57,933	$59,171
Cost of products sold[5]	28,770	29,258
Gross profit	29,163	29,913
Gain on sale of subsidiary	—	(7,634)
Selling, general and administrative expenses[6]	33,601	31,943
(Loss) income from operations	(4,438)	5,604
Interest expense, net[7]	856	1,646
(Loss) income before income taxes and equity in net income (loss) of equity method investment	(5,294)	3,958
Provision (benefit) for income taxes	—	(887)
(Loss) income before equity in net income (loss) of equity method investment	(5,294)	4,845
Equity in net income (loss) of equity method investment	491	(465)
Net (loss) income	$(4,803)	$4,380
Other comprehensive income:
Foreign currency translation adjustments	76	123
Comprehensive (loss) income	$(4,727)	$4,503

(Loss) earnings per share:
Basic (loss) earnings per share	$(0.37)	$0.35
Diluted (loss) earnings per share	$(0.37)	$0.35
Weighted average shares outstanding:
Basic	12,820,338	12,507,561
Diluted	12,820,338	12,611,901

4 Includes $149 and $401 of net sales for the three months ended May 3, 2025 and May 4, 2024, respectively, which is with a former related party.

5 Includes royalty expense of $2,582 and $2,688 for the three months ended May 3, 2025 and May 4, 2024, respectively, which is with a related party. Includes cost of products sold of $230 and $12 for the three months ended May 3, 2025 and May 4, 2024, respectively, which is with a former related party.

6 Includes SG&A expenses of $195 and $136 for the three months ended May 3, 2025 and May 4, 2024, respectively, which is with a former related party.

7 Includes capitalized PIK interest with the Third Lien Credit Facility of $243 and $1,131 for the three months ended May 3, 2025 and May 4, 2024, respectively, which is with a former related party.

See notes to unaudited condensed consolidated financial statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity

(in thousands, except share amounts, unaudited)

	Common Stock
	Number of Shares Outstanding	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of February 1, 2025	12,758,852	$128	$1,158,279	$(1,116,681)	$33	$41,759
Comprehensive loss:
Net loss	—	—	—	(4,803)	—	(4,803)
Foreign currency translation adjustment	—	—	—	—	76	76
Share-based compensation expense	—	—	146	—	—	146
Restricted stock unit vestings	84,215	—	—	—	—	—
Issuance of common stock	3,511	—	4	—	—	4
Other	—	—	(15)	—	—	(15)
Balance as of May 3, 2025	12,846,578	$128	$1,158,414	$(1,121,484)	$109	$37,167

See notes to unaudited condensed consolidated financial statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity

(in thousands, except share amounts, unaudited)

	Common Stock
	Number of Shares Outstanding	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of February 3, 2024	12,506,556	$125	$1,144,740	$(1,097,634)	$(78)	$47,153
Comprehensive income:
Net income	—	—	—	4,380	—	4,380
Foreign currency translation adjustment	—	—	—	—	123	123
Share-based compensation expense	—	—	(5)	—	—	(5)
Restricted stock unit vestings	1,486	—	—	—	—	—
Tax withholdings related to restricted stock vesting	(611)	—	(2)	—	—	(2)
Issuance of common stock	2,484	—	7	—	—	7
Balance as of May 4, 2024	12,509,915	$125	$1,144,740	$(1,093,254)	$45	$51,656

See notes to unaudited condensed consolidated financial statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands, unaudited)

	Three Months Ended
	May 3, 2025	May 4, 2024
Operating activities
Net (loss) income	$(4,803)	$4,380
Add (deduct) items not affecting operating cash flows:
Depreciation and amortization	761	1,013
Allowance for doubtful accounts	32	(51)
Gain on sale of subsidiary	—	(7,634)
Loss on disposal of property and equipment	43	10
Amortization of deferred financing costs	91	79
Deferred income taxes	—	(1,346)
Share-based compensation expense	146	(5)
Capitalized PIK Interest due to loan with former related party	243	1,131
Equity in net income of equity method investment, net of distributions	1,285	1,072
Changes in assets and liabilities:
Receivables, net	9,873	(1,527)
Inventories	(3,078)	2,100
Prepaid expenses and other current assets	(3,699)	(1,952)
Accounts payable and accrued expenses	(11,560)	(871)
Other assets and liabilities	(1,151)	(277)
Net cash used in operating activities	(11,817)	(3,878)
Investing activities
Payments for capital expenditures	(1,424)	(740)
Net cash used in investing activities	(1,424)	(740)
Financing activities
Proceeds from borrowings under the Revolving Credit Facilities	63,500	46,400
Repayment of borrowings under the Revolving Credit Facilities	(48,150)	(41,400)
Tax withholdings related to restricted stock vesting	—	(2)
Proceeds from issuance of common stock	4	7
Financing fees	(135)	(2)
Net cash provided by financing activities	15,219	5,003
Increase in cash, cash equivalents, and restricted cash	1,978	385
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	3	(4)
Cash, cash equivalents, and restricted cash, beginning of period	666	1,219
Cash, cash equivalents, and restricted cash, end of period	2,647	1,600
Less: restricted cash at end of period	59	861
Cash and cash equivalents per balance sheet at end of period	$2,588	$739

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$622	$397
Cash payments for income taxes, net of refunds	11	11
Supplemental Disclosures of Non-Cash Investing and Financing Activities
Capital expenditures in accounts payable and accrued liabilities	1,116	261
Deferred financing fees in accrued liabilities	—	6

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

(B) Basis of Presentation: The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP") and the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. Therefore, these financial statements should be read in conjunction with VHC's audited financial statements for the fiscal year ended February 1, 2025, as set forth in the 2024 Annual Report on Form 10-K.

The condensed consolidated financial statements include the Company's accounts and the accounts of the Company's wholly-owned subsidiaries as of May 3, 2025. All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) and disclosures necessary for a fair statement of the results for the interim periods presented. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or the fiscal year as a whole.

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

(D) Sources and Uses of Liquidity: The Company's sources of liquidity are cash and cash equivalents, cash flows from operations, if any, borrowings available under the 2023 Revolving Credit Facility (as defined in Note 4 "Long-Term Debt and Financing Arrangements") and the Company's ability to access the capital markets, including the Sales Agreement entered into with Virtu Americas LLC in June 2023 (see Note 7 "Stockholders' Equity" for further information). The Company's primary cash needs are funding working capital requirements, including royalty payments under the License Agreement, meeting debt service requirements and capital expenditures for new stores and related leasehold improvements. The most significant components of the Company's working capital are cash and cash equivalents, accounts receivable, inventories, accounts payable and other current liabilities.

The Company’s future financial results may be subject to substantial fluctuations, and may be impacted by business conditions and macroeconomic factors, particularly in light of the recently implemented tariffs. While we expect to meet our monthly Excess Availability (as defined in the 2023 Revolving Credit Facility Agreement) covenant and believe that our other sources of liquidity will generate sufficient cash flows to meet our obligations for the next twelve months from the date these financial statements are issued, the foregoing expectation is dependent on a number of factors, including, among others, our ability to generate sufficient cash flow from a combination of tariff mitigating initiatives, our ongoing ability to manage our operating obligations, the ability of our partners to satisfy their payment obligations to us when due, the results of the currently ongoing inventory valuation and potential borrowing restrictions imposed by our lenders based on their credit judgment, all of which could be significantly and negatively impacted by the recently implemented and new retaliatory and/or reciprocal tariffs, as well as changing trade policies between the U.S. and its trading partners, in addition to other macroeconomic factors. Any material negative impact from these factors or others could require us to implement alternative plans to satisfy our liquidity needs which may be unsuccessful. In the event that we are unable to timely service our debt, meet other contractual payment obligations or fund our other liquidity needs, we may need to refinance all or a portion of our indebtedness before maturity, seek waivers of or amendments to our contractual obligations for payment, reduce or delay scheduled expansions and capital expenditures, liquidate inventory through additional discounting, sell material assets or operations, or seek other financing opportunities. There can be no assurance that these options would be readily available to us and our inability to address our liquidity needs could materially and adversely affect our operations and jeopardize our business, financial condition and results of operations.

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

Revenue associated with gift cards is recognized upon redemption and unredeemed balances are considered a contract liability and recorded within other accrued expenses, which are subject to escheatment within the jurisdictions in which the Company operates. As of May 3, 2025 and February 1, 2025, the contract liability was $1,484 and $1,544, respectively. For the three months ended May 3, 2025, the Company recognized $101 of revenue that was previously included in the contract liability as of February 1, 2025.

(F) Recent Accounting Pronouncements: Except as noted below, the Company has considered all recent accounting pronouncements and has concluded that there are no recent accounting pronouncements that may have a material impact on its Consolidated Financial Statements, based on current information.

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09: Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires expanded disclosure within the rate reconciliation as well as disaggregation of annual taxes paid. This amendment is effective for annual periods beginning after December 15, 2024, and is applied prospectively with the option for retrospective application. Early adoption is permitted. Other than the new disclosure requirements, this guidance will not have an impact on the Company’s consolidated financial statements.

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

On May 3, 2024, V Opco, LLC (formerly, Vince, LLC) ("V Opco") completed the sale (the "Transaction") of all outstanding shares of Rebecca Taylor, Inc., which held the Rebecca Taylor business prior to the wind-down, to Nova Acquisitions, LLC. Nova Acquisitions, LLC is wholly owned by James Carroll, who served as the sole director and officer of Rebecca Taylor, Inc. at the time of the Transaction, pursuant to a service agreement between Mr. Carroll and Rebecca Taylor, Inc. that was previously entered into in September 2022 in connection with the wind-down. While serving as the sole director and officer of Rebecca Taylor, Inc., Mr. Carroll did not serve as an agent to the Company and was not a related party to the Company. Following the completion of the Transaction, there exists no relationship or arrangement whatsoever between Mr. Carroll and the Company or any of its affiliates. The Transaction was completed pursuant to the SPA, dated May 3, 2024, entered into between the Seller and Nova Acquisitions, LLC. The SPA contains customary representations, warranties and covenants for a transaction of this nature, but does not include any indemnification provisions for the benefit of either party. Following the completion of the Transaction, there is no ongoing involvement between the Company and Rebecca Taylor, Inc. As Rebecca Taylor Inc. was in a net liability position, as a result of the Transaction the Company recognized a gain on sale of subsidiary of $7,634, which is presented in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended May 4, 2024.

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

The Company reviews its investment in ABG Vince for impairment when events or changes in circumstances indicate that an other-than-temporary decline in value may have occurred. If the carrying value of the investment exceeds its fair value and the loss in value is other than temporary, the investment is considered impaired and reduced to fair value, and the impairment is recognized in the period identified. Factors providing evidence of such a loss include changes in ABG Vince's operations or financial condition, significant continuing losses, and significant negative economic conditions, among others. During the three months ended May 3, 2025 and the fiscal year 2024, there was no impairment of the investment in ABG Vince.

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

P180 Acquisition

On January 22, 2025, P180 Vince Acquisition Co. (“P180”) purchased 8,481,318 shares of common stock of the Company, which constituted approximately 67% of the Company’s outstanding common stock, from affiliates of Sun Capital in a privately negotiated stock purchase transaction (the “P180 Acquisition”) for approximately $19,800 in cash. 1,262,933 of these purchased shares were held back at the closing by the affiliates of Sun Capital and all or a portion of such shares will be transferred to P180 in the event the remaining outstanding obligations under the Sun Amended Credit Agreement are purchased by P180 (or any of its affiliates or designees) from SK Financial Services, or otherwise repaid in full, prior to September 22, 2025. P180 will forfeit its right to, and such affiliates of Sun Capital will be entitled to retain, a portion of such held back shares if such purchase or repayment occurs after January 24, 2025, and P180 will forfeit its right to all held back shares if such purchase or repayment does not occur on or prior to September 22, 2025. The affiliates of Sun Capital agreed to various voting, transfer and other restrictions on the held back shares. As of May 3, 2025, the remaining outstanding obligations under the Sun Amended Credit Agreement have not been repurchased by P180 (or any of its affiliates or designees) from SK Financial Services and therefore 631,467 of the shares held back have been forfeited by P180 as of May 3, 2025.

In connection with the P180 Acquisition, on January 22, 2025, V Opco entered into the First Amendment (the “First Amendment”) to its 2023 Revolving Credit Facility or "ABL Credit Agreement", and, simultaneously with the entry into the First Amendment, entered into the Fifth Amendment (the “Third Lien Fifth Amendment”) to its Third Lien Credit Facility or "Sun Credit Agreement" and paid $15,000 to SK Financial Services, LLC with the proceeds from additional borrowings under the 2023 Revolving Credit Facility as repayment of $20,000 in outstanding principal amount of the loans outstanding under the Third Lien Credit Facility (such pay-down transaction, the “Sun Debt Paydown”). In addition, in connection with the P180 Acquisition, P180 acquired and assumed from SK Financial Services LLC approximately $7,000 of the remaining outstanding balance owed by the Company under the Third Lien Credit Facility. Immediately thereafter, P180 agreed to forgive and cancel such $7,000 (the “P180 Debt Forgiveness”) such that there remained outstanding an aggregate of approximately $7,500 under the Third Lien Credit Facility, which will continue to accrue interest in accordance with, and otherwise be subject to the terms and conditions set forth in, the Third Lien Credit Facility. In addition, pursuant to the Debt Forgiveness, P180 and its parent company, P180, Inc., agreed to reimburse the Company for its fees and expenses associated with the transactions relating to the P180 Acquisition. See Note 4 "Long Term Debt and Financing Arrangements" for additional discussion.

The Company determined that the changes to the 2023 Revolving Credit Facility under the First Amendment did not result in a change to the borrowing capacity of the arrangement, and therefore $458 of costs incurred in connection with the First Amendment were deferred and will be recognized over the term of the arrangement, which is presented within Other assets on the Consolidated Balance Sheets.

The Company determined that modification to the Third Lien Credit Facility under the Fifth Amendment and the corresponding Sun Debt Paydown and P180 Debt Forgiveness should be recorded as debt extinguishment of the Third Lien Credit Facility in accordance with ASC 470. The Company derecognized the old debt and recorded the new debt at fair value in the amount of $7,713, and a gain upon extinguishment in the amount of $11,575 in the fourth quarter of fiscal 2024. As Sun Capital and affiliates and P180 maintained an equity interest in the Company, the gain on extinguishment was recorded as a capital contribution within equity.

SK Financial Services, LLC is an affiliate of Sun Capital Partners, Inc. (“Sun Capital”), whose affiliates owned approximately 67% of the Company’s outstanding common stock prior to the P180 Acquisition. Immediately following the P180 Acquisition, affiliates of Sun Capital own less than 10% of the Company’s outstanding common stock.

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

The Company did not have any non-financial assets or non-financial liabilities recognized at fair value on a recurring basis at May 3, 2025 or February 1, 2025. At May 3, 2025 and February 1, 2025, the Company believes that the carrying values of cash and cash equivalents, receivables, and accounts payable approximate fair value, due to the short-term maturity of these instruments. The Company's debt obligations with a carrying value of $34,749 and $19,156 as of May 3, 2025 and February 1, 2025, respectively, are at variable interest rates. Borrowings under the Company's 2023 Revolving Credit Facility are recorded at carrying value, which approximates fair value due to the frequent nature of such borrowings and repayments. The Company considers this as a Level 2 input. The carrying values of the Company's Third Lien Credit Facility as of May 3, 2025 and February 1, 2025 approximate fair value, due to the variable rates associated with this obligation. The Company considers this a Level 3 input.

The Company's non-financial assets, which primarily consist of operating lease right-of-use ("ROU") assets and property and equipment, are not required to be measured at fair value on a recurring basis and are reported at their carrying values. However, on a periodic basis whenever events or changes in circumstances indicate that their carrying value may not be fully recoverable, non-financial assets are assessed for impairment and, if applicable, written down to (and recorded at) fair value. There was no impairment of non-financial assets during the three months ended May 3, 2025.

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

Note 4. Long-Term Debt and Financing Arrangements

Debt obligations consisted of the following:

	May 3,	February 1,
(in thousands)	2025	2025
Long-term debt:
Revolving Credit Facilities	$26,763	$11,413
Third Lien Credit Facility	7,986	7,743
Total long-term debt	$34,749	$19,156

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

The Company incurred $0 and $8 of financing costs during the three months ended May 3, 2025 and May 4, 2024, respectively. In fiscal 2024, the Company incurred $466 (of which $458 were incurred in connection with the P180 Acquisition) of financing costs. In accordance with ASC Topic 470, "Debt", these financing costs were recorded as deferred debt issuance costs (which is presented within Other assets on the Consolidated Balance Sheets) and are amortized over the term of the 2023 Revolving Credit Facility.

As of May 3, 2025, the Company was in compliance with applicable covenants. As of May 3, 2025, $20,410 was available under the 2023 Revolving Credit Facility, net of the Loan Cap, and there were $26,763 of borrowings outstanding and $6,161 of letters of credit outstanding under the 2023 Revolving Credit Facility. The weighted average interest rate for borrowings outstanding under the 2023 Revolving Credit Facility as of May 3, 2025 was 7.0%.

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

On January 22, 2025, V Opco entered into the Fifth Amendment (the “Third Lien Fifth Amendment”) to the Third Lien Credit Agreement which, among other things, consented to the P180 Acquisition. On the same day, V Opco paid $15,000 to SK Financial Services, LLC using proceeds from the 2023 Revolving Credit Facility, which resulted in a pay-down of $20,000 of the Third Lien Credit Facility (the “Sun Debt Paydown”). In addition, in connection with the P180 Acquisition, P180 acquired and assumed $7,000 of the Third Lien Credit Facility outstanding and immediately thereafter cancelled such $7,000 (the “P180 Debt Forgiveness”). Following the Sun Debt Paydown and P180 Debt Forgiveness, the outstanding principal amount of the Third Lien Credit Facility was reduced by approximately $27,000 with $7,500 remaining outstanding, which will continue to accrue payment-in-kind interest in accordance with, and otherwise be subject to, the terms and conditions therein.

The Company determined that modification to the Third Lien Credit Facility under the Fifth Amendment and the corresponding Sun Debt Paydown and P180 Debt Forgiveness should be recorded as debt extinguishment of the Third Lien Credit Facility in accordance with ASC 470. In the fourth quarter of fiscal 2024, the Company derecognized the old debt and recorded the new debt at fair value in the amount of $7,713, and a gain upon extinguishment in the amount of $11,575. As Sun Capital and affiliates and P180 maintained an equity interest in the Company, the gain on extinguishment was recorded as a capital contribution within equity.

Note 5. Inventory

Inventories consisted of finished goods. As of May 3, 2025 and February 1, 2025, finished goods, net of reserves were $62,260 and $59,146, respectively.

Note 6. Share-Based Compensation

Employee Stock Plans

Vince 2013 Incentive Plan

In connection with the IPO, the Company adopted the Vince 2013 Incentive Plan, which provides for grants of stock options, stock appreciation rights, restricted stock and other stock-based awards. In May 2018, the Company filed a Registration Statement on Form S-8 to register an additional 660,000 shares of common stock available for issuance under the Vince 2013 Incentive Plan. Additionally, in September 2020, the Company filed a Registration Statement on Form S-8 to register an additional 1,000,000 shares of common stock available for issuance under the Vince 2013 Incentive Plan. The aggregate number of shares of common stock which may be issued or used for reference purposes under the Vince 2013 Incentive Plan or with respect to which awards may be granted may not exceed 2,000,000 shares. The shares available for issuance under the Vince 2013 Incentive Plan may be, in whole or in part, either authorized and unissued shares of the Company's common stock or shares of common stock held in or acquired for the Company's treasury. In general, if awards under the Vince 2013 Incentive Plan are canceled for any reason, or expire or terminate unexercised, the shares covered by such award may again be available for the grant of awards under the Vince 2013 Incentive Plan. As of May 3, 2025, there were 630,312 shares under the Vince 2013 Incentive Plan available for future grants. Options granted pursuant to the Vince 2013 Incentive Plan typically vest in equal installments over four years, subject to the employees' continued employment and expire on the earlier of the tenth anniversary of the grant date or upon termination as outlined in the Vince 2013 Incentive Plan. Restricted stock units ("RSUs") granted typically vest in equal installments over a three-year period or vest in equal installments over four years, subject to the employees' continued employment. In November 2023, the Vince 2013 Incentive Plan was amended to, among others, extend the plan expiration date to November 2033.

Stock Options

There were no stock options outstanding, vested or exercisable as of May 3, 2025 and February 1, 2025, respectively. During the three months ended May 3, 2025 and fiscal 2024, respectively, there were no grants, expirations or forfeitures, or exercises of stock options.

Restricted Stock Units

A summary of restricted stock unit activity for the three months ended May 3, 2025 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested restricted stock units at February 1, 2025	366,399	$2.25
Granted	5,000	$2.04
Vested	(45,455)	$1.65
Forfeited	—	$—
Non-vested restricted stock units at May 3, 2025	325,944	$2.33

Share-Based Compensation Expense

The Company recognized share-based compensation expense of $146 and $(5), including expense of $87 and $74 related to non-employees, during the three months ended May 3, 2025 and May 4, 2024, respectively.

Note 7. Stockholders' Equity

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

During the three months ended May 3, 2025, the Company did not make any offerings or sales of shares of common stock under the Virtu At-the-Market Offering. At May 3, 2025, $2,925 was available under the Virtu At-the-Market Offering.

Note 8. (Loss) Earnings Per Share

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

The following is a reconciliation of weighted average basic shares to weighted average diluted shares outstanding:

	Three Months Ended
	May 3,	May 4,
	2025	2024
Weighted-average shares—basic	12,820,338	12,507,561
Effect of dilutive equity securities	—	104,340
Weighted-average shares—diluted	12,820,338	12,611,901

Because the Company incurred a net loss for the three months ended May 3, 2025, weighted-average basic shares and weighted-average diluted shares outstanding are equal for this period.

For the three months ended May 4, 2024, 233,125 of weighted average shares were excluded from the computation of weighted average shares for diluted earnings per share, as their effect would have been anti-dilutive.

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

Note 10. Income Taxes

The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year. In interim periods where the Company is experiencing losses, the Company must make assumptions concerning its future taxable income and determine whether the realization of future tax benefits is more likely than not.

For the three months ended May 3, 2025, the Company has year-to-date ordinary pre-tax losses for the interim period and is anticipating annual ordinary pre-tax income for the fiscal year. The Company has determined that it is more likely than not that the tax benefit of the year-to-date ordinary pre-tax loss will not be realized in the current or future years. As such, the Company did not record any tax expense for the three months ended May 3, 2025, as tax provisions for interim periods should not be recognized until the Company has year-to-date ordinary pre-tax income.

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

Total lease cost is included in SG&A expense in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and is recorded net of sublease income. Some leases have a non-cancelable lease term of less than one year and therefore, the Company has elected to exclude these short-term leases from its ROU asset and lease liabilities. Short term lease costs were immaterial for the three months ended May 3, 2025 and May 4, 2024. The Company's lease cost is comprised of the following:

	Three Months Ended
	May 3,	May 4,
(in thousands)	2025	2024
Operating lease cost	$5,680	$5,472
Variable operating lease cost	65	98
Sublease income	(216)	—
Total lease cost	$5,529	$5,570

As of May 3, 2025, the future maturity of lease liabilities are as follows:

May 3,
(in thousands)	2025
Fiscal 2025	$15,544
Fiscal 2026	20,449
Fiscal 2027	17,287
Fiscal 2028	16,674
Fiscal 2029	15,896
Thereafter	39,857
Total lease payments	125,707
Less: Imputed interest	(26,904)
Total operating lease liabilities	$98,803

In fiscal 2024, the Company entered into a sublease with a third party for the 18th Floor of the Company’s corporate offices in New York, NY, for a period of three years with no option to renew. In accordance with ASC Topic 842, the Company treated the sublease as a separate lease, as the Company was not relieved of the primary obligation under the original lease. The Company continues to account for the corporate office lease as a lessee and in the same manner as prior to the commencement date of the sublease. The Company accounted for the sublease as a lessor of the lease. The sublease was classified as an operating lease, as it did not meet the criteria of a sales-type or direct financing lease.

As of May 3, 2025, future minimum tenant operating lease payments remaining under this sublease were approximately $2,200, with a remaining sublease term of 2.4 years.

The operating lease payments do not include any renewal options as such leases are not reasonably certain of being renewed as of May 3, 2025, and do not include $5,909 of legally binding minimum lease payments for leases signed but not yet commenced.

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
•
Vince Direct-to-consumer segment—consists of the Company's operations to distribute Vince brand products directly to the consumer through its Vince branded full-price specialty retail stores, outlet stores, and e-commerce platform.

During fiscal 2024, as a result of the completion of the wind down and sale (see Note 2 "Recent Transactions"), and the determination by the CODM that Parker would not be considered in the Company’s future operating plans, Rebecca Taylor and Parker was no longer determined to be an operating segment of the Company. The financial results of the historical Rebecca Taylor and Parker reportable segment are included as an other reconciling item in the table below.

The accounting policies of the Company's reportable segments are consistent with those described in Note 1 to the audited consolidated financial statements for the fiscal year ended February 1, 2025 included in the 2024 Annual Report on Form 10-K.

The Company’s CODM evaluates segment performance based on several factors, including Income before income taxes and equity in net income of equity method investment. The CODM uses Income before income taxes and equity in net income of equity method investment as the key performance measure of segment profitability because it excludes the impact of certain items that our CODM believes do not directly reflect our underlying operations, including the impact of income taxes and equity in net income of equity method investment. The CODM also considers budget-to-actual and period-over-period variances for this performance measure when making decisions about the allocation of operating and capital resources to each segment. Unallocated corporate expenses are comprised of SG&A expenses attributable to corporate and administrative activities (such as marketing, design, finance, information technology, legal and human resource departments), and other charges, including interest expense, that are not directly attributable to the Company's Vince Wholesale and Vince Direct-to-consumer reportable segments. Unallocated corporate assets are comprised of the carrying values of the Company's equity method investment and other assets that will be utilized to generate revenue for the Company's Vince Wholesale and Vince Direct-to-consumer reportable segments.

Summary information for the Company's reportable segments is presented below.

(in thousands)	Vince Wholesale	Vince Direct-to-consumer	Total
Three Months Ended May 3, 2025
Net Sales	$30,290	$27,643	$57,933

Cost of Products Sold*	18,458	10,312	28,770
Staff and Personnel	896	5,726	6,622
Occupancy	108	6,564	6,672
Marketing and advertising	113	2,191	2,304
Other segment items(1)	1,318	3,650	4,968
Total segment income (loss) before income taxes and equity in net income of equity method investment	9,397	(800)	8,597
Unallocated Corporate			(13,891)
Total loss before income taxes and equity in net income of equity method investment			$(5,294)

Three Months Ended May 4, 2024
Net Sales	$30,257	$28,914	$59,171

Cost of Products Sold*	18,136	11,122	29,258
Staff and Personnel	1,030	5,770	6,800
Occupancy	70	6,387	6,457
Marketing and advertising	133	1,911	2,044
Other segment items(1)	704	3,788	4,492
Total segment income (loss) before income taxes and equity in net loss of equity method investment	10,184	(64)	10,120
Unallocated Corporate			(13,795)
Rebecca Taylor and Parker(2)			7,633
Total income before income taxes and equity in net loss of equity method investment			$3,958

	Three Months Ended
	May 3, 2025	May 4, 2024
Depreciation and Amortization:
Vince Wholesale	$76	$22
Vince Direct-to-Consumer	610	771
Total Segment Depreciation and Amortization	686	793
Unallocated Corporate	75	220
Total Depreciation and Amortization	$761	$1,013

Capital Expenditures:
Vince Wholesale	$96	$—
Vince Direct-to-Consumer	1,290	740
Total Segment Capital Expenditures	1,386	740
Unallocated Corporate	38	—
Total Capital Expenditures	$1,424	$740

	As of
	May 3, 2025	February 1, 2025
Total Assets:
Vince Wholesale	$70,387	$68,488
Vince Direct-to-Consumer	95,197	100,114
Total Segment Assets	165,584	168,602
Unallocated Corporate	52,373	54,133
Total Assets	$217,957	$222,735

(1) Other segment items primarily include various third party expenses, banking fees, depreciation and amortization, supplies, and commissions.

(2) Activity for the Rebecca Taylor and Parker reconciling item for the three months ended May 4, 2024 primarily consists of the gain recognized on the sale of Rebecca Taylor. See Note 2 "Recent Transactions" for further information.

* Cost of Products Sold for the three months ended May 3, 2025 includes royalty expenses of $1,762 and $820 for the Wholesale and Direct-to-consumer segments, respectively. Cost of Products Sold for the three months ended May 4, 2024 includes royalty expenses of $1,811 and $877 for the Wholesale and Direct-to-consumer segments, respectively.

Note 13. Related Party Transactions

Operating Agreement

On May 25, 2023, V Opco, LLC and ABG Vince entered into the Operating Agreement, which, among other things, provides for the management of the business and the affairs of ABG Vince, the allocation of profits and losses, the distribution of cash of ABG Vince among its members and the rights, obligations and interests of the members to each other and to V Opco. See Note 2 "Recent Transactions" for further information.

During the three months ended May 3, 2025, and May 4, 2024, the Company received distributions of cash of $1,776 and $607 respectively, under the Operating Agreement.

License Agreement

On May 25, 2023, V Opco and ABG Vince entered into the License Agreement, whereby V Opco is required to pay ABG Vince a royalty on net sales of Licensed Products and committed to an annual guaranteed minimum royalty of $11,000. See Note 2 "Recent Transactions" for further information.

During the three months ended May 3, 2025 and May 4, 2024, the Company paid $7,913 and $4,761, respectively, under the License Agreement. As of May 3, 2025, $1,818 of prepaid royalty expense was included within Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. As of February 1, 2025, $3,513 of accrued royalty expense was included within Other accrued expenses on the Condensed Consolidated Balance Sheets.

P180 Expense Reimbursement

In connection with the P180 Acquisition, P180 agreed to reimburse the Company for certain fees and expenses incurred in connection with such transactions, including the Company’s legal fees as well as the consent fee to BofA. As of May 3, 2025, the Company had recorded approximately $599 of outstanding reimbursements with P180, which are included in Trade receivables.

CaaStle Platform Services

On September 7, 2018, V Opco and CaaStle Inc. (“CaaStle”) entered into a platform services agreement, whereby CaaStle provided logistical services for the Company's Vince Unfold clothing rental service. The agreement was amended on November 1, 2024. Prior to the P180 Acquisition, CaaStle was an unrelated party to the Company. Due to CaaStle’s relationship with P180, as a result of the P180 Acquisition, CaaStle was considered a related party to the Company as of February 1, 2025. Subsequently, due to organizational changes at CaaStle and P180, CaaStle is no longer considered a related party to the Company.

During the three months ended May 3, 2025, the Company recognized $149 of net sales, $230 of cost of products sold and $195 of SG&A expenses from the arrangement. During the three months ended May 4, 2024, the Company recognized $401 of net sales,

$12 of cost of products sold and $136 of SG&A expenses from the arrangement. As of May 3, 2025 and February 1, 2025, $0 and $24 of outstanding amounts due from CaaStle were included in Trade receivables on the Consolidated Balance Sheets.

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

See Note 2 "Recent Transactions" and Note 4 "Long-Term Debt and Financing Arrangements" for additional information.

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

During the three months ended May 3, 2025 and May 4, 2024, the Company incurred expenses of $0 and $9, respectively, under the Sun Capital Consulting Agreement. Subsequent to the P180 Acquisition, Sun Capital is no longer a related party and the agreement is no longer operative per the terms thereof. See Note 2 "Recent Transactions" for additional information.

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

Note 14. Subsequent Event

During the second quarter of fiscal 2025, the Company recognized payroll subsidies of $3,580 for the Employee Retention Credit (“ERC”) under the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"). The Company had accounted for the ERC as a gain contingency, whereby the ERC was recognized only after the contingency was resolved and deemed realizable.

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

This discussion contains forward-looking statements involving risks, uncertainties and assumptions that could cause our results to differ materially from expectations. For a discussion of the risks facing our business see "Item 1A—Risk Factors" of this Quarterly Report as well as in our 2024 Annual Report on Form 10-K.

Executive Overview

We are a global retail company that operates the Vince brand women's and men's ready to wear business. We serve our customers through a variety of channels that reinforces the brand image. Previously, we also owned and operated the Rebecca Taylor and Parker brands until the sale of the respective intellectual property was completed, as discussed below.

Vince, established in 2002, is a leading global luxury apparel and accessories brand best known for creating elevated yet understated pieces for every day effortless style. As of May 3, 2025, we operate 44 full-price retail stores, 14 outlet stores, and the e-commerce site, vince.com. Vince is also available through premium wholesale channels globally.

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

Rebecca Taylor, founded in 1996 in New York City, was a contemporary womenswear line lauded for its signature prints, romantic detailing and vintage inspired aesthetic, reimagined for a modern era. On September 12, 2022, the Company announced its decision to wind down the Rebecca Taylor business. On December 22, 2022, the Company's indirectly wholly owned subsidiary, Rebecca Taylor, Inc., completed the sale of its intellectual property and certain related ancillary assets to RT IPCO, LLC, an affiliate of Ramani Group. On May 3, 2024, V Opco completed the sale of all outstanding shares of Rebecca Taylor, Inc. to Nova Acquisitions, LLC. See Note 2 "Recent Transactions" within the notes to the Condensed Consolidated Financial Statements in this Quarterly Report for additional information.

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

The Company has identified two reportable segments: Vince Wholesale and Vince Direct-to-consumer.

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

The following table presents, for the periods indicated, our operating results as a percentage of net sales, as well as earnings per share data:

	Three Months Ended
	May 3, 2025		May 4, 2024
		% of Net		% of Net
	Amount	Sales	Amount	Sales
(in thousands, except per share data and percentages)
Statements of Operations:
Net sales	$57,933	100.0%	$59,171	100.0%
Cost of products sold	28,770	49.7%	29,258	49.4%
Gross profit	29,163	50.3%	29,913	50.6%
Gain on sale of subsidiary	—	0.0%	(7,634)	(12.9)%
Selling, general and administrative expenses	33,601	58.0%	31,943	54.0%
(Loss) income from operations	(4,438)	(7.7)%	5,604	9.5%
Interest expense, net	856	1.5%	1,646	2.8%
(Loss) income before income taxes and equity in net income (loss) of equity method investment	(5,294)	(9.1)%	3,958	6.7%
Provision (benefit) for income taxes	—	0.0%	(887)	(1.5)%
(Loss) income before equity in net income (loss) of equity method investment	(5,294)	(9.1)%	4,845	8.2%
Equity in net income (loss) of equity method investment	491	0.8%	(465)	(0.8)%
Net (loss) income	$(4,803)	(8.3)%	$4,380	7.4%
(Loss) earnings per share:
Basic (loss) earnings per share	$(0.37)		$0.35
Diluted (loss) earnings per share	$(0.37)		$0.35

Three Months Ended May 3, 2025 Compared to Three Months Ended May 4, 2024

Net sales for the three months ended May 3, 2025 were $57,933, decreasing $1,238, or 2.1%, versus $59,171 for the three months ended May 4, 2024.

Gross profit decreased 2.5% to $29,163 for the three months ended May 3, 2025 from $29,913 in the prior year first quarter. As a percentage of sales, gross margin was 50.3%, compared with 50.6% in the prior year first quarter. The total gross margin rate decrease was primarily driven by the following factors:

•
The unfavorable impact from higher freight and duty costs of approximately 260 basis points;
•
The unfavorable impact of approximately 120 basis points due to wholesale channel mix;
•
The unfavorable impact of higher distribution and handling costs of approximately 60 basis points; partially offset by
•
The favorable impact of lower product costing and higher pricing of approximately 330 basis points; and
•
The favorable impact of lower promotional activity of approximately 80 basis points.

Gain on sale of subsidiary for the three months ended May 4, 2024 was $7,634 related to the sale of Rebecca Taylor. See Note 2 "Recent Transactions" to the Condensed Consolidated Financial Statements in this Quarterly Report for further information.

Selling, general and administrative ("SG&A") expenses for the three months ended May 3, 2025 were $33,601, increasing $1,658, or 5.2%, versus $31,943 for the three months ended May 4, 2024. SG&A expenses as a percentage of sales were 58.0% and 54.0% for the three months ended May 3, 2025 and May 4, 2024, respectively. The change in SG&A expenses compared to the prior fiscal year period was primarily due to:

•
$434 of increased marketing and advertising expenses;
•
$487 of increased legal expenses;
•
$257 of increased information technology and third-party costs; and
•
$201 of increased expenses related to remodels and relocations in our retail channel.

Interest expense, net decreased $790, or 48.0%, to $856 in the three months ended May 3, 2025 from $1,646 in the three months ended May 4, 2024, primarily due to lower levels of debt under the Third Lien credit facility.

Provision (benefit) for income taxes for the three months ended May 3, 2025 was $0, as the Company has year-to-date ordinary pre-tax losses for the interim period and is anticipating annual ordinary pre-tax income for the fiscal year. The Company has determined that it is more likely than not that the tax benefit of the year-to-date ordinary pre-tax loss will not be realized in the current or future years. As such, the Company did not record any tax expense for the three months ended May 3, 2025, as tax provisions for interim periods should not be recognized until the Company has year-to-date ordinary pre-tax income.

The benefit for income taxes was $887 for the three months ended May 4, 2024, which was primarily driven by $1,681 of discrete tax benefit primarily recognized from the reversal of a portion of the non-cash deferred tax liability related to the Company's equity method investment, which a portion can now be used as a source of income to support the realization of certain deferred tax assets related to the Company's net operating losses. This was partially offset by tax expense of $794 due to the impact of applying the Company’s estimated effective tax rate for the fiscal year to the three-month pre-tax loss excluding discrete items.

Equity in net income (loss) of equity method investment for the three months ended May 3, 2025 and May 4, 2024 was income of $491 and a loss of $465, respectively, and consists of the Company's proportionate share of ABG Vince's net income (loss).

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

During fiscal 2024, as a result of the completion of the wind down and sale (see Note 2 "Recent Transactions" to the Condensed Consolidated Financial Statements in this Quarterly Report for additional information), and the determination by the CODM that Parker would not be considered in the Company’s future operating plans, Rebecca Taylor and Parker was no longer determined to be an operating segment of the Company.

Unallocated corporate expenses are related to the Vince brand and are comprised of SG&A expenses attributable to corporate and administrative activities (such as marketing, design, finance, information technology, legal and human resource departments), and other charges that are not directly attributable to the Company's Vince Wholesale and Vince Direct-to-consumer reportable segments.

	Three Months Ended
	May 3,	May 4,
(in thousands)	2025	2024
Net Sales:
Vince Wholesale	$30,290	$30,257
Vince Direct-to-consumer	27,643	28,914
Total segment and consolidated net sales	57,933	59,171

(Loss) income from operations:
Vince Wholesale	$9,397	$10,184
Vince Direct-to-consumer	(800)	(64)
Total segment income from operations	8,597	10,120
Rebecca Taylor and Parker (1)	—	7,633
Subtotal	8,597	17,753
Unallocated corporate	(13,035)	(12,149)
Total (loss) income from operations	$(4,438)	$5,604

(1) Activity for the Rebecca Taylor and Parker reconciling item for the three months ended May 4, 2024 primarily consists of the gain recognized on the sale of Rebecca Taylor.

Vince Wholesale

	Three Months Ended
(in thousands)	May 3, 2025	May 4, 2024	$ Change
Net sales	$30,290	$30,257	$33
Income from operations	9,397	10,184	(787)

Net sales from our Vince Wholesale segment increased $33, or 0.1%, to $30,290 in the three months ended May 3, 2025 from $30,257 in the three months ended May 4, 2024.

Income from operations from our Vince Wholesale segment decreased $787, or 7.7%, to $9,397 in the three months ended May 3, 2025 from $10,184 in the three months ended May 4, 2024, primarily driven by a decrease in gross margin.

Vince Direct-to-consumer

	Three Months Ended
(in thousands)	May 3, 2025	May 4, 2024	$ Change
Net sales	$27,643	$28,914	$(1,271)
Loss from operations	(800)	(64)	(736)

Net sales from our Vince Direct-to-consumer segment decreased $1,271, or 4.4%, to $27,643 in the three months ended May 3, 2025 from $28,914 in the three months ended May 4, 2024. Comparable sales, including e-commerce, increased $700, or 2.8%, driven primarily by an increase in e-commerce traffic. Non-comparable sales, including Vince Unfold, declined $1,971. Since May 4, 2024, four net stores have closed bringing our total retail store count to 58 (consisting of 44 full price stores and 14 outlet stores) as of May 3, 2025, compared to 62 (consisting of 47 full price stores and 15 outlet stores) as of May 4, 2024.

Our Vince Direct-to-consumer segment had a loss from operations of $800 in the three months ended May 3, 2025 compared to a loss from operations of $64 in the three months ended May 4, 2024. The change was primarily driven by an increase in SG&A expenses, primarily occupancy, marketing, and expenses related to remodels and relocations.

Liquidity and Capital Resources

The Company's sources of liquidity are cash and cash equivalents, cash flows from operations, if any, borrowings available under the 2023 Revolving Credit Facility (as defined in Note 4 "Long-Term Debt and Financing Arrangements") and the Company's ability to access the capital markets, including the Sales Agreement entered into with Virtu Americas LLC in June 2023 (see Note 7 "Stockholders' Equity" for further information). The Company's primary cash needs are funding working capital requirements, including royalty payments under the License Agreement, meeting debt service requirements and capital expenditures for new stores and related leasehold improvements. The most significant components of the Company's working capital are cash and cash equivalents, accounts receivable, inventories, accounts payable and other current liabilities.

The Company’s future financial results may be subject to substantial fluctuations, and may be impacted by business conditions and macroeconomic factors, particularly in light of the recently implemented tariffs. While we expect to meet our monthly Excess Availability (as defined in the 2023 Revolving Credit Facility Agreement) covenant and believe that our other sources of liquidity will generate sufficient cash flows to meet our obligations for the next twelve months from the date these financial statements are issued, the foregoing expectation is dependent on a number of factors, including, among others, our ability to generate sufficient cash flow from a combination of tariff mitigating initiatives, our ongoing ability to manage our operating obligations, the ability of our partners to satisfy their payment obligations to us when due, the results of the currently ongoing inventory valuation and potential borrowing restrictions imposed by our lenders based on their credit judgment, all of which could be significantly and negatively impacted by the recently implemented and new retaliatory and/or reciprocal tariffs, as well as changing trade policies between the U.S. and its trading partners, in addition to other macroeconomic factors. Any material negative impact from these factors or others could require us to implement alternative plans to satisfy our liquidity needs, which may be unsuccessful. In the event that we are unable to timely service our debt, meet other contractual payment obligations or fund our other liquidity needs, we may need to refinance all or a portion of our indebtedness before maturity, seek waivers of or amendments to our contractual obligations for payment, reduce or delay scheduled expansions and capital expenditures liquidate inventory through additional discounting, sell material assets or operations or seek other financing opportunities. There can be no assurance that these options would be readily available to us and our inability to address our liquidity needs could materially and adversely affect our operations and jeopardize our business, financial condition and results of operations.

Operating Activities

	Three Months Ended
(in thousands)	May 3, 2025	May 4, 2024
Operating activities
Net (loss) income	$(4,803)	$4,380
Add (deduct) items not affecting operating cash flows:
Depreciation and amortization	761	1,013
Provision for bad debt	32	(51)
Gain on sale of subsidiary	—	(7,634)
Loss on disposal of property and equipment	43	10
Amortization of deferred financing costs	91	79
Deferred income taxes	—	(1,346)
Share-based compensation expense	146	(5)
Capitalized PIK Interest	243	1,131
Equity in net income of equity method investment, net of distributions	1,285	1,072
Changes in assets and liabilities:
Receivables, net	9,873	(1,527)
Inventories	(3,078)	2,100
Prepaid expenses and other current assets	(3,699)	(1,952)
Accounts payable and accrued expenses	(11,560)	(871)
Other assets and liabilities	(1,151)	(277)
Net cash used in operating activities	$(11,817)	$(3,878)

Net cash used in operating activities during the three months ended May 3, 2025 was $11,817, which consisted of a net loss of $4,803, impacted by non-cash items of $2,601 and cash used in working capital of $9,615. Net cash used in working capital resulted from cash outflows due to a decrease in accounts payable and accrued expenses of $11,560, due primarily to timing of payments, cash outflows in prepaid expenses and other current assets, due primarily to prepaid royalty payments, and an increase in inventories, partially offset by cash inflows from receivables of $9,873 mainly attributable to timing of collections.

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

Investing Activities

	Three Months Ended
(in thousands)	May 3, 2025	May 4, 2024
Investing activities
Payments for capital expenditures	$(1,424)	$(740)
Net cash used in investing activities	$(1,424)	$(740)

Net cash used in investing activities of $1,424 during the three months ended May 3, 2025 and $740 during the three months ended May 4, 2024 represents capital expenditures primarily related to retail store buildouts, including leasehold improvements and store fixtures.

Financing Activities

	Three Months Ended
(in thousands)	May 3, 2025	May 4, 2024
Financing activities
Proceeds from borrowings under the Revolving Credit Facilities	$63,500	$46,400
Repayment of borrowings under the Revolving Credit Facilities	(48,150)	(41,400)
Tax withholdings related to restricted stock vesting	—	(2)
Proceeds from issuance of common stock	4	7
Financing fees	(135)	(2)
Net cash provided by financing activities	$15,219	$5,003

Net cash provided by financing activities was $15,219 during the three months ended May 3, 2025, primarily consisting of $15,350 of net borrowings under the Company's revolving credit facilities.

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

The Company incurred $0 and $8 of financing costs during the three months ended May 3, 2025 and May 4, 2024, respectively. In fiscal 2024, the Company incurred $466 (of which $458 were incurred in connection with the P180 Acquisition) of financing costs. In accordance with ASC Topic 470, "Debt", these financing costs were recorded as deferred debt issuance costs (which is presented within Other assets on the Consolidated Balance Sheets) and are amortized over the term of the 2023 Revolving Credit Facility.

As of May 3, 2025, the Company was in compliance with applicable covenants. As of May 3, 2025, $20,410 was available under the 2023 Revolving Credit Facility, net of the Loan Cap, and there were $26,763 of borrowings outstanding and $6,161 of letters of credit outstanding under the 2023 Revolving Credit Facility. The weighted average interest rate for borrowings outstanding under the 2023 Revolving Credit Facility as of May 3, 2025 was 7.0%.

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

On January 22, 2025, V Opco entered into the Fifth Amendment (the “Third Lien Fifth Amendment”) to the Third Lien Credit Agreement which, among other things, consented to the P180 Acquisition. On the same day, V Opco paid $15,000 to SK Financial Services, LLC using proceeds from the 2023 Revolving Credit Facility, which resulted in a pay-down of $20,000 of the Third Lien Credit Facility (the “Sun Debt Paydown”). In addition, in connection with the P180 Acquisition, P180 acquired and assumed $7,000 of the Third Lien Credit Facility outstanding and immediately thereafter cancelled such $7,000 (the “P180 Debt Forgiveness”). Following the Sun Debt Paydown and P180 Debt Forgiveness, the outstanding principal amount of the Third Lien Credit Facility was reduced by approximately $27,000 with $7,500 remaining outstanding, which will continue to accrue payment-in-kind interest in accordance with, and otherwise be subject to, the terms and conditions therein.

The Company determined that modification to the Third Lien Credit Facility under the Fifth Amendment and the corresponding Sun Debt Paydown and P180 Debt Forgiveness should be recorded as debt extinguishment of the Third Lien Credit Facility in accordance with ASC 470. In the fourth quarter of fiscal 2024, the Company derecognized the old debt and recorded the new debt at fair value in the amount of $7,713, and a gain upon extinguishment in the amount of $11,575. As Sun Capital and affiliates and P180 maintained an equity interest in the Company, the gain on extinguishment was recorded as a capital contribution within equity.

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

A summary of our critical accounting estimates is included in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of our 2024 Annual Report on Form 10-K. As of May 3, 2025, there have been no material changes to the critical accounting estimates contained therein.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of May 3, 2025.

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

Material Weakness in Internal Control over Financial Reporting

As described in Management's Annual Report On Internal Control Over Financial Reporting in Part II, Item 9A of our Annual Report on Form 10-K for the year ended February 1, 2025, we did not maintain adequate user access controls to ensure appropriate segregation of duties and to adequately restrict access to financial applications and data.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended May 3, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

The risk factors disclosed in the Company's 2024 Annual Report on Form 10-K, in addition to the other information set forth in this Quarterly Report on Form 10-Q, could materially affect the Company's business, financial condition or results.

The Company’s risk factors have not changed materially from those disclosed in its 2024 Annual Report on Form 10-K, other than as set forth below.

We may not be able to maintain a listing of our common stock on the NYSE.

Our common stock is currently listed on the NYSE, and we must meet certain financial and liquidity criteria to maintain our listing on NYSE. Failure to maintain the continued listing requirements set forth in the NYSE Listed Company Manual, which includes the requirement to maintain a 30-trading day average market capitalization of at least $50,000 or $50,000 of stockholders’ equity, could result in our common stock being delisted.

On May 6, 2025, we received a written notice (the "Notice") from the NYSE that the Company did not presently satisfy the NYSE's continued listing standards under Section 802.01B of the NYSE Listed Company Manual (the "Manual"), which requires the Company's 30-trading day average market capitalization to be not less than $50,000 and the Company's stockholders' equity to be not less than $50,000. As set forth in the Notice, as of May 5, 2025, the Company's 30-trading day average market capitalization was approximately $22,600 and the Company's last reported stockholders' equity as of February 1, 2025 was approximately $41,800.

In accordance with applicable NYSE procedures, within 45 days from receipt of the Notice, the Company must submit to the NYSE a business plan that demonstrates compliance with Section 802.01B of the Manual. The Listings Operations Committee of the NYSE will review the business plan and will either accept the plan, at which time the Company will be subject to ongoing quarterly monitoring for compliance with the business plan, or reject the business plan, at which time the Company will be subject to suspension and delisting proceedings. The Company expects to timely submit such a business plan to the NYSE.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None of our directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended May 3, 2025.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation
101.PRE	Inline XBRL Taxonomy Extension Presentation

Exhibit Number	Exhibit Description
101.LAB	Inline XBRL Taxonomy Extension Labels
101.DEF	Inline XBRL Taxonomy Extension Definition
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date		Vince Holding Corp.

June 17, 2025	By:	/s/ Yuji Okumura
Yuji Okumura
Chief Financial Officer
(as duly authorized officer, and principal financial officer)