Form 10-Q
period 2025-08-02
VINCE HOLDING CORP.
filed 2025-09-12
CIK 1579157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 2025

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

As of August 31, 2025, the registrant had 12,968,548 shares of common stock, $0.01 par value per share, outstanding.

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

These forward-looking statements involve a number of risks and uncertainties, some of which are beyond our control, including, without limitation: changes to and unpredictability in the trade policies and tariffs imposed by the U.S. and the governments of other nations; our ability to maintain adequate cash flow from operations or availability under our revolving credit facility to meet our liquidity needs; general economic conditions; restrictions on our operations under our credit facilities; our ability to improve our profitability; our ability to maintain our larger wholesale partners; our ability to accurately forecast customer demand for our products; our ability to maintain the license agreement with ABG Vince, a subsidiary of Authentic Brands Group; ABG Vince's expansion of the Vince brand into other categories and territories; ABG Vince's approval rights and other actions; our ability to realize the benefits of our strategic initiatives; the execution of our customer strategy; our ability to make lease payments when due; our ability to open retail stores under favorable lease terms and operate and maintain new and existing retail stores successfully; our operating experience and brand recognition in international markets; our ability to remediate the identified material weakness in our internal control over financial reporting; our ability to comply with domestic and international laws, regulations and orders; increased scrutiny regarding our approach to sustainability matters and environmental, social and governance practices; competition in the apparel and fashion industry; the transition associated with the appointment of new chief executive officer and new chief financial officer; our ability to attract and retain key personnel; seasonal and quarterly variations in our revenue and income; the protection and enforcement of intellectual property rights relating to the Vince brand; our ability to successfully conclude remaining matters following the wind down of the Rebecca Taylor business; the extent of our foreign sourcing; our reliance on independent manufacturers; our ability to ensure the proper operation of the distribution facilities by third-party logistics providers; fluctuations in the price, availability and quality of raw materials; the ethical business and compliance practices of our independent manufacturers; our ability to mitigate system or data security issues, such as cyber or malware attacks, as well as other major system failures; our ability to adopt, optimize and improve our information technology systems, processes and functions; our ability to comply with privacy-related obligations; our ability to regain compliance with the New York Stock Exchange (the “NYSE”) Listed Company Manual and maintain a listing of our common stock on the NYSE; our status as a “controlled company”; our status as a “smaller reporting company”; and other factors as set forth from time to time in our Securities and Exchange Commission filings, including those described in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 2, 2025 (the "2024 Annual Report on Form 10-K") under the heading "Part I, Item 1A—Risk Factors" and any subsequently filed Quarterly Reports on Form 10-Q. We intend these forward-looking statements to speak only as of the date of this Quarterly Report on Form 10-Q and do not undertake to update or revise them as more information becomes available, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data, unaudited)

	August 2,	February 1,
	2025	2025
Assets
Current assets:
Cash and cash equivalents	$777	$607
Trade receivables, net of allowance for doubtful accounts $357 and $335 at August 2, 2025 and February 1, 2025, respectively [1]	29,405	32,927
Inventories, net	76,705	59,146
Prepaid expenses and other current assets	5,184	3,896
Total current assets	112,071	96,576
Property and equipment, net	8,416	7,378
Operating lease right-of-use assets, net	92,265	91,209
Equity method investment	22,183	23,464
Other assets	4,037	4,108
Total assets	$238,972	$222,735

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$35,882	$35,090
Accrued salaries and employee benefits	8,342	8,709
Other accrued expenses [2]	10,443	13,722
Short-term lease liabilities	15,069	16,025
Total current liabilities	69,736	73,546
Long-term debt	31,096	19,156
Long-term lease liabilities	87,752	87,180
Deferred income tax liability	631	631
Other liabilities	462	463

Commitments and contingencies (Note 9)

Stockholders' equity:
Common stock at $0.01 par value (100,000,000 shares authorized, 12,968,548 and 12,758,852 shares issued and outstanding at August 2, 2025 and February 1, 2025, respectively)	130	128
Additional paid-in capital	1,158,508	1,158,279
Accumulated deficit	(1,109,424)	(1,116,681)
Accumulated other comprehensive income (loss)	81	33
Total stockholders' equity	49,295	41,759
Total liabilities and stockholders' equity	$238,972	$222,735

1 Includes receivables of $599 as of August 2, 2025, which is with a related party. Includes receivables of $638 as of February 1, 2025, of which $614 is with a related party and $24 is with a former related party.

2 Includes accrued royalty expense of $1,255 and $3,513 as of August 2, 2025 and February 1, 2025, respectively, which is with a related party.

See notes to unaudited condensed consolidated financial statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except share and per share data, unaudited)

	Three Months Ended		Six Months Ended
	August 2,	August 3,	August 2,	August 3,
	2025	2024	2025	2024
Net sales [3]	$73,241	$74,169	$131,174	$133,340
Cost of products sold [4]	36,303	39,038	65,073	68,296
Gross profit	36,938	35,131	66,101	65,044
Gain on sale of subsidiary	—	—	—	(7,634)
Selling, general and administrative expenses [5]	25,787	34,001	59,388	65,944
Income from operations	11,151	1,130	6,713	6,734
Interest expense, net [6]	849	1,647	1,705	3,293
Other (income)	(1,560)	—	(1,560)	—
Income (loss) before income taxes and equity in net income (loss) of equity method investment	11,862	(517)	6,568	3,441
Provision (benefit) for income taxes	58	(794)	58	(1,681)
Income before equity in net income (loss) of equity method investment	11,804	277	6,510	5,122
Equity in net income (loss) of equity method investment	256	292	747	(173)
Net income	$12,060	$569	$7,257	$4,949
Other comprehensive (loss) income:
Foreign currency translation adjustments	(28)	7	48	130
Comprehensive income	$12,032	$576	$7,305	$5,079

Earnings per share:
Basic earnings per share	$0.93	$0.05	$0.56	$0.39
Diluted earnings per share	$0.93	$0.05	$0.56	$0.39
Weighted average shares outstanding:
Basic	12,906,045	12,569,488	12,863,100	12,538,695
Diluted	12,958,739	12,617,085	12,950,828	12,606,575

3 Includes $0 and $149 of net sales for the three and six months ended August 2, 2025, respectively, and $299 and $700 for the three and six months ended August 3, 2024, respectively, which is with a former related party.

4 Includes royalty expense of $3,623 and $6,205 for the three and six months ended August 2, 2025, respectively, and $3,713 and $6,401 for the three and six months ended August 3, 2024, respectively, which is with a related party. Includes cost of products sold of $0 and $230 for the three and six months ended August 2, 2025, respectively, and $8 and $20 for the three and six months ended August 3, 2024, respectively, which is with a former related party.

5 Includes SG&A expenses of $0 and $195 for the three and six months ended August 2, 2025, respectively, and $95 and $231 for the three and six months ended August 3, 2024, respectively, which is with a former related party.

6 Includes capitalized PIK interest with the Third Lien Credit Facility of $248 and $491 for the three and six months ended August 2, 2025 respectively, and $1,147 and $2,278 for the three and six months ended August 3, 2024, respectively, which is with a former related party.

See notes to unaudited condensed consolidated financial statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity

(in thousands, except share amounts, unaudited)

	Common Stock
	Number of Shares Outstanding	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance as of February 1, 2025	12,758,852	$128	$1,158,279	$(1,116,681)	$33	$41,759
Comprehensive loss:
Net loss	—	—	—	(4,803)	—	(4,803)
Foreign currency translation adjustment	—	—	—	—	76	76
Share-based compensation expense	—	—	146	—	—	146
Restricted stock unit vestings	84,215	—	—	—	—	—
Issuance of common stock	3,511	—	4	—	—	4
Other	—	—	(15)	—	—	(15)
Balance as of May 3, 2025	12,846,578	$128	$1,158,414	$(1,121,484)	$109	$37,167
Comprehensive income:
Net income	—	—	—	12,060	—	12,060
Foreign currency translation adjustment	—	—	—	—	(28)	(28)
Share-based compensation expense	—	—	96	—	—	96
Restricted stock unit vestings	121,970	2	(2)	—	—	—
Balance as of August 2, 2025	12,968,548	$130	$1,158,508	$(1,109,424)	$81	$49,295

See notes to unaudited condensed consolidated financial statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity

(in thousands, except share amounts, unaudited)

	Common Stock
	Number of Shares Outstanding	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance as of February 3, 2024	12,506,556	$125	$1,144,740	$(1,097,634)	$(78)	$47,153
Comprehensive income:
Net income	—	—	—	4,380	—	4,380
Foreign currency translation adjustment	—	—	—	—	123	123
Share-based compensation expense	—	—	(5)	—	—	(5)
Restricted stock unit vestings	1,486	—	—	—	—	—
Tax withholdings related to restricted stock vesting	(611)	—	(2)	—	—	(2)
Issuance of common stock	2,484	—	7	—	—	7
Balance as of May 4, 2024	12,509,915	$125	$1,144,740	$(1,093,254)	$45	$51,656
Comprehensive income:
Net income	—	—	—	569	—	569
Foreign currency translation adjustment	—	—	—	—	7	7
Share-based compensation expense	—	—	255	—	—	255
Restricted stock unit vestings	119,053	1	(1)	—	—	—
Tax withholdings related to restricted stock vesting	(30,804)	—	(53)	—	—	(53)
Issuance of common stock	5,109	—	7	—	—	7
Balance as of August 3, 2024	12,603,273	$126	$1,144,948	$(1,092,685)	$52	$52,441

See notes to unaudited condensed consolidated financial statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands, unaudited)

	Six Months Ended
	August 2, 2025	August 3, 2024
Operating activities
Net income	$7,257	$4,949
Add (deduct) items not affecting operating cash flows:
Depreciation and amortization	1,534	2,035
Allowance for doubtful accounts	29	13
Gain on sale of subsidiary	—	(7,634)
Loss on disposal of property and equipment	51	33
Amortization of deferred financing costs	183	158
Deferred income taxes	—	(1,346)
Share-based compensation expense	242	250
Capitalized PIK Interest due to loan with former related party	491	2,278
Equity in net income of equity method investment, net of distributions	1,281	1,420
Changes in assets and liabilities:
Receivables, net	3,479	(14,396)
Inventories	(17,521)	(7,564)
Prepaid expenses and other current assets	(1,286)	(2,281)
Accounts payable and accrued expenses	(1,966)	15,740
Other assets and liabilities	(1,389)	(727)
Net cash used in operating activities	(7,615)	(7,072)
Investing activities
Payments for capital expenditures	(3,530)	(1,421)
Net cash used in investing activities	(3,530)	(1,421)
Financing activities
Proceeds from borrowings under the Revolving Credit Facilities	115,600	99,700
Repayment of borrowings under the Revolving Credit Facilities	(104,150)	(91,570)
Tax withholdings related to restricted stock vesting	—	(55)
Proceeds from issuance of common stock	4	14
Financing fees	(135)	(8)
Net cash provided by financing activities	11,319	8,081
Increase (decrease) in cash, cash equivalents, and restricted cash	174	(412)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(4)	1
Cash, cash equivalents, and restricted cash, beginning of period	666	1,219
Cash, cash equivalents, and restricted cash, end of period	836	808
Less: restricted cash at end of period	59	97
Cash and cash equivalents per balance sheet at end of period	$777	$711

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$962	$854
Cash payments for income taxes, net of refunds	797	138
Supplemental Disclosures of Non-Cash Investing and Financing Activities
Capital expenditures in accounts payable and accrued liabilities	43	219

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

The Company reaches its customers through a variety of channels, specifically through major wholesale department stores and specialty stores in the United States ("U.S.") and select international markets, as well as through the Company's branded retail locations and the Company's website. The Company designs products in the U.S. and sources the vast majority of products from contract manufacturers outside the U.S., primarily in Asia. Products are manufactured to meet the Company's product specifications and labor standards.

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

The condensed consolidated financial statements include the Company's accounts and the accounts of the Company's wholly-owned subsidiaries as of August 2, 2025. All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) and disclosures necessary for a fair statement of the results for the interim periods presented. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or the fiscal year as a whole.

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

Revenue associated with gift cards is recognized upon redemption and unredeemed balances are considered a contract liability and recorded within other accrued expenses, which are subject to escheatment within the jurisdictions in which the Company operates. As of August 2, 2025 and February 1, 2025, the contract liability was $1,379 and $1,544, respectively. For the three months ended August 2, 2025, the Company recognized $21 of revenue that was previously included in the contract liability as of May 3, 2025. For the six months ended August 2, 2025, the Company recognized $154 of revenue that was previously included in the contract liability as of February 1, 2025.

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

On May 3, 2024, V Opco, LLC (formerly, Vince, LLC) ("V Opco") completed the sale (the "Transaction") of all outstanding shares of Rebecca Taylor, Inc., which held the Rebecca Taylor business prior to the wind-down, to Nova Acquisitions, LLC. Nova Acquisitions, LLC is wholly owned by James Carroll, who served as the sole director and officer of Rebecca Taylor, Inc. at the time of the Transaction, pursuant to a service agreement between Mr. Carroll and Rebecca Taylor, Inc. that was previously entered into in September 2022 in connection with the wind-down. While serving as the sole director and officer of Rebecca Taylor, Inc., Mr. Carroll did not serve as an agent to the Company and was not a related party to the Company. Following the completion of the Transaction, there exists no relationship or arrangement whatsoever between Mr. Carroll and the Company or any of its affiliates. The Transaction was completed pursuant to the SPA, dated May 3, 2024, entered into between the Seller and Nova Acquisitions, LLC. The SPA contains customary representations, warranties and covenants for a transaction of this nature, but does not include any indemnification provisions for the benefit of either party. Following the completion of the Transaction, there is no ongoing involvement between the Company and Rebecca Taylor, Inc. As Rebecca Taylor Inc. was in a net liability position, as a result of the Transaction the Company recognized a gain on sale of subsidiary of $7,634, which is presented in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the six months ended August 3, 2024.

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

The Company reviews its investment in ABG Vince for impairment when events or changes in circumstances indicate that an other-than-temporary decline in value may have occurred. If the carrying value of the investment exceeds its fair value and the loss in value is other than temporary, the investment is considered impaired and reduced to fair value, and the impairment is recognized in the period identified. Factors providing evidence of such a loss include changes in ABG Vince's operations or financial condition, significant continuing losses, and significant negative economic conditions, among others. During the three and six months ended August 2, 2025 and the fiscal year 2024, there was no impairment of the investment in ABG Vince.

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

P180 Acquisition

On January 22, 2025, P180 Vince Acquisition Co. (“P180”) purchased 8,481,318 shares of common stock of the Company, which constituted approximately 67% of the Company’s outstanding common stock, from affiliates of Sun Capital in a privately negotiated stock purchase transaction (the “P180 Acquisition”) for approximately $19,800 in cash. 1,262,933 of these purchased shares were held back at the closing by the affiliates of Sun Capital and all or a portion of such shares will be transferred to P180 in the event the remaining outstanding obligations under the Sun Amended Credit Agreement are purchased by P180 (or any of its affiliates or designees) from SK Financial Services, or otherwise repaid in full, prior to September 22, 2025. P180 will forfeit its right to, and such affiliates of Sun Capital will be entitled to retain, a portion of such held back shares if such purchase or repayment occurs after January 24, 2025, and P180 will forfeit its right to all held back shares if such purchase or repayment does not occur on or prior to September 22, 2025. The affiliates of Sun Capital agreed to various voting, transfer and other restrictions on the held back shares. As of August 2, 2025, the remaining outstanding obligations under the Sun Amended Credit Agreement have not been repurchased by P180 (or any of its affiliates or designees) from SK Financial Services and therefore 1,010,346 of the shares held back have been forfeited by P180 as of August 2, 2025.

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

The Company did not have any non-financial assets or non-financial liabilities recognized at fair value on a recurring basis at August 2, 2025 or February 1, 2025. At August 2, 2025 and February 1, 2025, the Company believes that the carrying values of cash and cash equivalents, receivables, and accounts payable approximate fair value, due to the short-term maturity of these instruments. The Company's debt obligations with a carrying value of $31,096 and $19,156 as of August 2, 2025 and February 1, 2025, respectively, are at variable interest rates. Borrowings under the Company's 2023 Revolving Credit Facility are recorded at carrying value, which approximates fair value due to the frequent nature of such borrowings and repayments. The Company considers this as a Level 2 input. The carrying values of the Company's Third Lien Credit Facility as of August 2, 2025 and February 1, 2025 approximate fair value, due to the variable rates associated with this obligation. The Company considers this a Level 3 input.

The Company's non-financial assets, which primarily consist of operating lease right-of-use ("ROU") assets and property and equipment, are not required to be measured at fair value on a recurring basis and are reported at their carrying values. However, on a periodic basis whenever events or changes in circumstances indicate that their carrying value may not be fully recoverable, non-financial assets are assessed for impairment and, if applicable, written down to (and recorded at) fair value. There was no impairment of non-financial assets during the three and six months ended August 2, 2025.

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

Note 4. Long-Term Debt and Financing Arrangements

Debt obligations consisted of the following:

	August 2,	February 1,
(in thousands)	2025	2025
Long-term debt:
Revolving Credit Facilities	$22,862	$11,413
Third Lien Credit Facility	8,234	7,743
Total long-term debt	$31,096	$19,156

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

No financing costs were incurred during the three and six months ended August 2, 2025. The Company incurred $0 and $8 of financing costs during the three and six months ended August 3, 2024, respectively. In fiscal 2024, the Company incurred $466 (of which $458 were incurred in connection with the P180 Acquisition) of financing costs. In accordance with ASC Topic 470, "Debt", these financing costs were recorded as deferred debt issuance costs (which is presented within Other assets on the Consolidated Balance Sheets) and are amortized over the term of the 2023 Revolving Credit Facility.

As of August 2, 2025, the Company was in compliance with applicable covenants. As of August 2, 2025, $42,607 was available under the 2023 Revolving Credit Facility, net of the Loan Cap, and there were $22,862 of borrowings outstanding and $6,161 of letters of credit outstanding under the 2023 Revolving Credit Facility. The weighted average interest rate for borrowings outstanding under the 2023 Revolving Credit Facility as of August 2, 2025 was 6.9%.

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

Note 5. Inventory

Inventories consisted of finished goods. As of August 2, 2025 and February 1, 2025, finished goods, net of reserves were $76,705 and $59,146, respectively.

Note 6. Share-Based Compensation

Employee Stock Plans

Vince 2013 Incentive Plan

In connection with the IPO, the Company adopted the Vince 2013 Incentive Plan, which provides for grants of stock options, stock appreciation rights, restricted stock and other stock-based awards. In May 2018, the Company filed a Registration Statement on Form S-8 to register an additional 660,000 shares of common stock available for issuance under the Vince 2013 Incentive Plan. Additionally, in September 2020, the Company filed a Registration Statement on Form S-8 to register an additional 1,000,000 shares of common stock available for issuance under the Vince 2013 Incentive Plan. The aggregate number of shares of common stock which may be issued or used for reference purposes under the Vince 2013 Incentive Plan or with respect to which awards may be granted may not exceed 2,000,000 shares. The shares available for issuance under the Vince 2013 Incentive Plan may be, in whole or in part, either authorized and unissued shares of the Company's common stock or shares of common stock held in or acquired for the Company's treasury. In general, if awards under the Vince 2013 Incentive Plan are canceled for any reason, or expire or terminate unexercised, the shares covered by such award may again be available for the grant of awards under the Vince 2013 Incentive Plan. As of August 2, 2025, there were 229,962 shares under the Vince 2013 Incentive Plan available for future grants. Options granted pursuant to the Vince 2013 Incentive Plan typically vest in equal installments over four years, subject to the employees' continued employment and expire on the earlier of the tenth anniversary of the grant date or upon termination as outlined in the Vince 2013 Incentive Plan. Restricted stock units ("RSUs") granted typically vest in equal installments over a three-year period or vest in equal installments over four years, subject to the employees' continued employment. In November 2023, the Vince 2013 Incentive Plan was amended to, among others, extend the plan expiration date to November 2033.

Stock Options

A summary of stock option activity for the six months ended August 2, 2025 is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at February 1, 2025	—	$—	—	$—
Granted	403,650	$1.47
Exercised	—	$—
Forfeited or expired	(3,300)	$1.47
Outstanding at August 2, 2025	400,350	$1.47	9.8	$—

Vested and exercisable at August 2, 2025	—	$—	—	$—

Restricted Stock Units

A summary of restricted stock unit activity for the six months ended August 2, 2025 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested restricted stock units at February 1, 2025	366,399	$2.25
Granted	5,000	$2.04
Vested	(167,425)	$2.54
Forfeited	—	$—
Non-vested restricted stock units at August 2, 2025	203,974	$2.01

Share-Based Compensation Expense

The Company recognized share-based compensation expense of $96 and $255, including expense of $72 and $75 related to non-employees, during the three months ended August 2, 2025 and August 3, 2024, respectively. The Company recognized share-based compensation expense of $242 and $250 including expense of $159 and $150 related to non-employees, during the six months ended August 2, 2025 and August 3, 2024, respectively.

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

During the three and six months ended August 2, 2025, the Company did not make any offerings or sales of shares of common stock under the Virtu At-the-Market Offering. At August 2, 2025, $2,925 was available under the Virtu At-the-Market Offering.

Note 8. Earnings Per Share

Basic earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period. Except when the effect would be anti-dilutive, diluted earnings per share is calculated based on the weighted average number of shares of common stock outstanding plus the dilutive effect of share-based awards calculated under the treasury stock method. In periods when the Company incurs a net loss, share-based awards are excluded from the calculation of earnings per share as their inclusion would have an anti-dilutive effect.

The following is a reconciliation of weighted average basic shares to weighted average diluted shares outstanding:

	Three Months Ended		Six Months Ended
	August 2,	August 3,	August 2,	August 3,
	2025	2024	2025	2024
Weighted-average shares—basic	12,906,045	12,569,488	12,863,100	12,538,695
Effect of dilutive equity securities	52,694	47,597	87,728	67,880
Weighted-average shares—diluted	12,958,739	12,617,085	12,950,828	12,606,575

For the three and six months ended August 2, 2025, 522,638 and 182,809, respectively, of weighted average shares were excluded from the computation of weighted average shares for diluted earnings per share, as their effect would have been anti-dilutive. For the three and six months ended August 3, 2024, 424,838 and 324,381, respectively, of weighted average shares were excluded from the computation of weighted average shares for diluted earnings per share, as their effect would have been anti-dilutive.

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

Contingencies

Beginning in 2020, the U.S. government enacted various relief packages in response to the COVID-19 pandemic, one of which was the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"). The CARES Act included, among other items, provisions relating to refundable employee retention payroll tax credits. The Company applied for these employee retention tax credits relating to the first and second quarters of 2021. Due to uncertainties regarding approval by the Internal Revenue Service of the Company's eligibility for the credit and the complex nature of the Employee Retention Credit ("ERC") computations, the Company accounts for the ERC by analogy to ASC 450-30, Contingencies - Gain Contingencies. In accordance with ASC 450-30, the ERC is recognized after the related contingency is resolved and deemed realizable, which the Company has determined is upon receipt of payment and completion of any potential audit or examination or the expiration of the related statute of limitations.

In the second quarter of fiscal 2025, the Company received payments totaling $7,173 from the U.S. Department of the Treasury relating to the ERC for the first and second quarters of 2021, including $1,560 in interest. As the related statute of limitations expired, the Company recorded the ERC benefit of $5,613 within Selling, general and administrative ("SG&A") expenses as an offset to compensation expense and recorded $1,560 as Other (income) in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended August 2, 2025.

Note 10. Income Taxes

The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year. In interim periods where the Company is experiencing losses, the Company must make assumptions concerning its future taxable income and determine whether the realization of future tax benefits is more likely than not.

For the six months ended August 2, 2025, the Company has year-to-date ordinary pre-tax losses for the interim period and is anticipating annual ordinary pre-tax income for the fiscal year. The Company has determined that it is more likely than not that the tax benefit of the year-to-date ordinary pre-tax loss will not be realized in the current or future years and as such, tax provisions for the interim periods should not be recognized until the Company has year-to-date ordinary pre-tax income. The provision for income taxes of $58 for the three and six months ended August 2, 2025 represents a discrete tax expense recorded during the second quarter of fiscal 2025 relating to interest received in connection with the ERC.

The benefit for income taxes of $794 for the three months ended August 3, 2024 was due to the reversal of the $794 ordinary tax expense recorded during the first quarter of fiscal 2024 from applying the Company’s estimated effective tax rate at the time for the fiscal year to the first quarter pre-tax loss, excluding discrete items. As of the first quarter of fiscal 2024, the Company was anticipating an annual ordinary pre-tax loss for the fiscal year; however, as of the second quarter of fiscal 2024, the Company had year-to-date ordinary pre-tax losses for the interim period and was anticipating annual ordinary pre-tax income for the fiscal year.

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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law by President Trump. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The OBBBA did not have a material impact on the Company's income tax provision for the three and six months ended August 2, 2025. We are continuing to evaluate the full year impact of the OBBBA and, based on our preliminary analysis, we do not anticipate a material effect on our consolidated financial statements for the year ended January 31, 2026.

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

Total lease cost is included in SG&A expense in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and is recorded net of sublease income. Some leases have a non-cancelable lease term of less than one year and therefore, the Company has elected to exclude these short-term leases from its ROU asset and lease liabilities. Short term lease costs were immaterial for the three and six months ended August 2, 2025 and August 3, 2024. The Company's lease cost is comprised of the following:

	Three Months Ended		Six Months Ended
	August 2,	August 3,	August 2,	August 3,
(in thousands)	2025	2024	2025	2024
Operating lease cost	$5,765	$5,479	$11,445	$10,951
Variable operating lease cost	29	54	94	152
Sublease income	(216)	—	(432)	—
Total lease cost	$5,578	$5,533	$11,107	$11,103

As of August 2, 2025, the future maturity of lease liabilities are as follows:

August 2,
(in thousands)	2025
Fiscal 2025	$10,222
Fiscal 2026	22,499
Fiscal 2027	19,400
Fiscal 2028	18,581
Fiscal 2029	17,335
Thereafter	41,711
Total lease payments	129,748
Less: Imputed interest	(26,927)
Total operating lease liabilities	$102,821

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

As of August 2, 2025, future minimum tenant operating lease payments remaining under this sublease were approximately $2,000, with a remaining sublease term of 2.2 years.

The operating lease payments do not include any renewal options as such leases are not reasonably certain of being renewed as of August 2, 2025, and do not include $2,155 of legally binding minimum lease payments for leases signed but not yet commenced.

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

Summary information for the Company's reportable segments is presented below.

(in thousands)	Vince Wholesale	Vince Direct-to-consumer	Total
Three Months Ended August 2, 2025
Net Sales	$44,762	$28,479	$73,241

Cost of Products Sold*	25,828	10,475	36,303
Staff and Personnel	933	5,892	6,825
Occupancy	127	6,530	6,657
Marketing and advertising	48	1,900	1,948
Other segment items (1)	768	3,471	4,239
Total segment income before income taxes and equity in net income of equity method investment	17,058	211	17,269
Unallocated Corporate (3)			(5,407)
Total income before income taxes and equity in net income of equity method investment			$11,862

Six Months Ended August 2, 2025
Net Sales	$75,052	$56,122	$131,174

Cost of Products Sold*	44,287	20,786	65,073
Staff and Personnel	1,828	11,617	13,445
Occupancy	235	13,095	13,330
Marketing and advertising	162	4,091	4,253
Other segment items (1)	2,085	7,122	9,207
Total segment income (loss) before income taxes and equity in net income of equity method investment	26,455	(589)	25,866
Unallocated Corporate (3)			(19,298)
Total income before income taxes and equity in net income of equity method investment			$6,568

	Vince Wholesale	Vince Direct-to-consumer	Total
Three Months Ended August 3, 2024
Net Sales	$47,184	$26,985	$74,169

Cost of Products Sold*	28,375	10,663	39,038
Staff and Personnel	1,078	5,887	6,965
Occupancy	121	6,378	6,499
Marketing and advertising	114	1,956	2,070
Other segment items (1)	833	3,499	4,332
Total segment income (loss) before income taxes and equity in net income of equity method investment	16,663	(1,398)	15,265
Unallocated Corporate			(15,782)
Total loss before income taxes and equity in net income of equity method investment			$(517)

Six Months Ended August 3, 2024
Net Sales	$77,441	$55,899	$133,340

Cost of Products Sold*	46,511	21,785	68,296
Staff and Personnel	2,108	11,657	13,765
Occupancy	191	12,765	12,956
Marketing and advertising	248	3,867	4,115
Other segment items (1)	1,536	7,287	8,823
Total segment income (loss) before income taxes and equity in net loss of equity method investment	26,847	(1,462)	25,385
Unallocated Corporate			(29,577)
Rebecca Taylor and Parker (2)			7,633
Total income before income taxes and equity in net loss of equity method investment			$3,441

	Three Months Ended		Six Months Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Depreciation and Amortization:
Vince Wholesale	$85	$24	$161	$46
Vince Direct-to-Consumer	614	779	1,224	1,550
Total Segment Depreciation and Amortization	699	803	1,385	1,596
Unallocated Corporate	74	219	149	439
Total Depreciation and Amortization	$773	$1,022	$1,534	$2,035

Capital Expenditures:
Vince Wholesale	$237	$188	$333	$188
Vince Direct-to-Consumer	1,762	481	3,052	1,221
Total Segment Capital Expenditures	1,999	669	3,385	1,409
Unallocated Corporate	107	12	145	12
Total Capital Expenditures	$2,106	$681	$3,530	$1,421

	As of
	August 2, 2025	February 1, 2025
Total Assets:
Vince Wholesale	$86,238	$68,488
Vince Direct-to-Consumer	101,169	100,114
Total Segment Assets	187,407	168,602
Unallocated Corporate	51,565	54,133
Total Assets	$238,972	$222,735

(1) Other segment items primarily include various third party expenses, banking fees, depreciation and amortization, supplies, and commissions.

(2) Activity for the Rebecca Taylor and Parker reconciling item for the six months ended August 3, 2024 primarily consists of the gain recognized on the sale of Rebecca Taylor. See Note 2 "Recent Transactions" for further information.

(3) Unallocated Corporate for the three and six months ended August 2, 2025 includes the ERC benefit of $7,173. See Note 9 "Commitments and Contingencies" for further information.

* Cost of Products Sold for the three months ended August 2, 2025 includes royalty expenses of $2,777 and $846 for the Wholesale and Direct-to-consumer segments, respectively. Cost of Products Sold for the six months ended August 2, 2025 includes royalty expenses of $4,539 and $1,666 for the Wholesale and Direct-to-consumer segments, respectively. Cost of Products Sold for the three months ended August 3, 2024 includes royalty expenses of $2,920 and $793 for the Wholesale and Direct-to-consumer segments, respectively. Cost of Products Sold for the six months ended August 3, 2024 includes royalty expenses of $4,731 and $1,670 for the Wholesale and Direct-to-consumer segments, respectively.

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

During the three and six months ended August 2, 2025, the Company received distributions of cash of $252 and $2,028, respectively, under the Operating Agreement. During the three and six months ended August 3, 2024, the Company received distributions of cash of $640 and $1,247, respectively, under the Operating Agreement.

License Agreement

On May 25, 2023, V Opco and ABG Vince entered into the License Agreement, whereby V Opco is required to pay ABG Vince a royalty on net sales of Licensed Products and committed to an annual guaranteed minimum royalty of $11,000. See Note 2 "Recent Transactions" for further information.

During the three and six months ended August 2, 2025, the Company paid $550 and $8,463 under the License Agreement. As of August 2, 2025 and February 1, 2025, $1,255 and $3,513, respectively, of accrued royalty expense was included within Other accrued expenses on the Condensed Consolidated Balance Sheets.

P180 Expense Reimbursement

In connection with the P180 Acquisition, P180 agreed to reimburse the Company for certain fees and expenses incurred in connection with such transactions, including the Company’s legal fees as well as the consent fee to BofA. As of August 2, 2025, the Company had recorded approximately $599 of outstanding reimbursements with P180, which are included in Trade receivables.

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

During the three months ended August 2, 2025, the Company recognized $0 of net sales, $0 of cost of products sold and $0 of SG&A expenses from the arrangement. During the six months ended August 2, 2025, the Company recognized $149 of net sales, $230 of cost of products sold and $195 of SG&A expenses from the arrangement. During the three months ended August 3, 2024, the Company recognized $299 of net sales, $8 of cost of products sold and $95 of SG&A expenses from the arrangement. During the six months ended August 3, 2024, the Company recognized $700 of net sales, $20 of cost of products sold and $231 of SG&A expenses from the arrangement. As of August 2, 2025 and February 1, 2025, $0 and $24 of outstanding amounts due from CaaStle were included in Trade receivables on the Consolidated Balance Sheets.

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

The Company incurred no expenses under the Sun Capital Consulting Agreement during the three and six months ended August 2, 2025. During the three and six months ended August 3, 2024, the Company incurred expenses of $1 and $10, respectively, under the Sun Capital Consulting Agreement. Subsequent to the P180 Acquisition, Sun Capital is no longer a related party and the agreement is no longer operative per the terms thereof. See Note 2 "Recent Transactions" for additional information.

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

Vince, established in 2002, is a leading global luxury apparel and accessories brand best known for creating elevated yet understated pieces for every day effortless style. As of August 2, 2025, we operate 44 full-price retail stores, 14 outlet stores, and the e-commerce site, vince.com. Vince is also available through premium wholesale channels globally.

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

The following table presents, for the periods indicated, our operating results as a percentage of net sales, as well as earnings per share data:

	Three Months Ended				Six Months Ended
	August 2, 2025		August 3, 2024		August 2, 2025		August 3, 2024
		% of Net		% of Net		% of Net		% of Net
	Amount	Sales	Amount	Sales	Amount	Sales	Amount	Sales
(in thousands, except per share data and percentages)
Statements of Operations:
Net sales	$73,241	100.0%	$74,169	100.0%	$131,174	100.0%	$133,340	100.0%
Cost of products sold	36,303	49.6%	39,038	52.6%	65,073	49.6%	68,296	51.2%
Gross profit	36,938	50.4%	35,131	47.4%	66,101	50.4%	65,044	48.8%
Gain on sale of subsidiary	—	0.0%	—	0.0%	—	0.0%	(7,634)	(5.7)%
Selling, general and administrative expenses	25,787	35.2%	34,001	45.8%	59,388	45.3%	65,944	49.5%
Income from operations	11,151	15.2%	1,130	1.5%	6,713	5.1%	6,734	5.1%
Interest expense, net	849	1.2%	1,647	2.2%	1,705	1.3%	3,293	2.5%
Other (income)	(1,560)	(2.1)%	—	0.0%	(1,560)	(1.2)%	—	0.0%
Income (loss) before income taxes and equity in net income (loss) of equity method investment	11,862	16.2%	(517)	(0.7)%	6,568	5.0%	3,441	2.6%
Provision (benefit) for income taxes	58	0.1%	(794)	(1.1)%	58	0.0%	(1,681)	(1.2)%
Income before equity in net income (loss) of equity method investment	11,804	16.1%	277	0.4%	6,510	5.0%	5,122	3.8%
Equity in net income (loss) of equity method investment	256	0.4%	292	0.4%	747	0.5%	(173)	(0.1)%
Net income	$12,060	16.5%	$569	0.8%	$7,257	5.5%	$4,949	3.7%
Earnings per share:
Basic earnings per share	$0.93		$0.05		$0.56		$0.39
Diluted earnings per share	$0.93		$0.05		$0.56		$0.39

Three Months Ended August 2, 2025 Compared to Three Months Ended August 3, 2024

Net sales for the three months ended August 2, 2025 were $73,241, decreasing $928, or 1.3%, versus $74,169 for the three months ended August 3, 2024.

Gross profit increased 5.1% to $36,938 for the three months ended August 2, 2025 from $35,131 in the prior year second quarter. As a percentage of sales, gross margin was 50.4%, compared with 47.4% in the prior year second quarter. The total gross margin rate increase was primarily driven by the following factors:

•
The favorable impact from lower product costing and higher pricing which contributed positively by approximately 340 basis points;
•
The favorable impact of lower discounting which contributed positively by approximately 210 basis points; partly offset by
•
The unfavorable impact from higher tariffs of approximately 170 basis points; and
•
The unfavorable impact of increased freight costs of approximately 100 basis points.

Selling, general and administrative ("SG&A") expenses for the three months ended August 2, 2025 were $25,787, decreasing $8,214, or 24.2%, versus $34,001 for the three months ended August 3, 2024. SG&A expenses as a percentage of sales were 35.2% and 45.8% for the three months ended August 2, 2025 and August 3, 2024, respectively. The decrease in SG&A expenses compared to the prior fiscal year period was due primarily to approximately $7,200 of decreased compensation and benefits, due mainly to the ERC benefit of $5,613 which was recorded as an offset to compensation expense, and also a decrease in severance costs. Professional service fees also decreased by approximately $490 from the prior fiscal year period.

Interest expense, net decreased $798, or 48.5%, to $849 in the three months ended August 2, 2025 from $1,647 in the three months ended August 3, 2024, primarily due to lower levels of debt under the Third Lien credit facility.

Other (income) for the three months ended August 2, 2025 relates to receipt of interest in connection with the ERC benefit. See Note 9 "Commitments and Contingencies" for further information.

Provision (benefit) for income taxes for the three months ended August 2, 2025 was $58, which represents a discrete tax expense relating to interest received in connection with the ERC.

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

The benefit for income taxes was $794 for the three months ended August 3, 2024 due to the reversal of the $794 ordinary tax expense recorded during the first quarter of fiscal 2024 as the Company had year-to-date ordinary pre-tax losses for the interim period and was anticipating annual ordinary pre-tax income for the fiscal year. The Company had determined that it was more likely than not that the tax benefit of the year-to-date ordinary pre-tax loss would not be realized in the current or future years and as such, tax provisions for the interim periods should not be recognized until the Company has year-to-date ordinary pre-tax income.

Equity in net income (loss) of equity method investment for the three months ended August 2, 2025 and August 3, 2024 was $256 and $292, respectively, and consists of the Company's proportionate share of ABG Vince's net income (loss).

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

	Three Months Ended
	August 2,	August 3,
(in thousands)	2025	2024
Net Sales:
Vince Wholesale	$44,762	$47,184
Vince Direct-to-consumer	28,479	26,985
Total segment and consolidated net sales	73,241	74,169

Income from operations:
Vince Wholesale	$17,058	$16,663
Vince Direct-to-consumer	211	(1,398)
Total segment income from operations	17,269	15,265
Unallocated corporate (1)	(6,118)	(14,135)
Total income from operations	$11,151	$1,130

(1) Unallocated corporate for the three months ended August 2, 2025 includes the ERC benefit of $5,613. See Note 9 "Commitments and Contingencies" for further information.

Vince Wholesale

	Three Months Ended
(in thousands)	August 2, 2025	August 3, 2024	$ Change
Net sales	$44,762	$47,184	$(2,422)
Income from operations	17,058	16,663	395

Net sales from our Vince Wholesale segment decreased $2,422, or 5.1%, to $44,762 in the three months ended August 2, 2025 from $47,184 in the three months ended August 3, 2024, due to lower full-price shipments, partially offset by an increase in shipments of off-price products.

Income from operations from our Vince Wholesale segment increased $395, or 2.4%, to $17,058 in the three months ended August 2, 2025 from $16,663 in the three months ended August 3, 2024, primarily driven by an improved gross margin and a decrease in SG&A expenses, partially offset by a decrease in net sales.

Vince Direct-to-consumer

	Three Months Ended
(in thousands)	August 2, 2025	August 3, 2024	$ Change
Net sales	$28,479	$26,985	$1,494
Income (loss) from operations	211	(1,398)	1,609

Net sales from our Vince Direct-to-consumer segment increased $1,494, or 5.5%, to $28,479 in the three months ended August 2, 2025 from $26,985 in the three months ended August 3, 2024. Comparable sales, including e-commerce, increased $1,950 or 8.1%, due to an increase in both e-commerce and retail stores volume. Non-comparable sales, including Vince Unfold, which was exited in the first quarter of fiscal 2025, declined $456. Since August 3, 2024, three net stores have closed bringing our total retail store count to 58 (consisting of 44 full price stores and 14 outlet stores) as of August 2, 2025, compared to 61 (consisting of 47 full price stores and 14 outlet stores) as of August 3, 2024.

Our Vince Direct-to-consumer segment had income from operations of $211 in the three months ended August 2, 2025 compared to a loss from operations of $1,398 in the three months ended August 3, 2024. The increase was primarily driven by an increase in net sales and an improved gross margin.

Six Months Ended August 2, 2025 Compared to Six Months Ended August 3, 2024

Net sales for the six months ended August 2, 2025 were $131,174, decreasing $2,166, or 1.6%, versus $133,340 for the six months ended August 3, 2024.

Gross profit increased 1.6% to $66,101 for the six months ended August 2, 2025 from $65,044 in the six months ended August 3, 2024. As a percentage of sales, gross margin was 50.4%, compared with 48.8% in the six months ended August 3, 2024. The total gross margin rate increase was primarily driven by the following factors:

•
The favorable impact from lower product costing and higher pricing which contributed positively by approximately 330 basis points;
•
The favorable impact of lower discounting which contributed positively by approximately 70 basis points; partly offset by
•
The unfavorable impact of increased freight costs which contributed negatively by approximately 150 basis points; and
•
The unfavorable impact from higher tariffs of approximately 100 basis points.

Gain on sale of subsidiary for the six months ended August 3, 2024 was $7,634 related to the sale of Rebecca Taylor. See Note 2 "Recent Transactions" to the Condensed Consolidated Financial Statements in this Quarterly Report for further information.

SG&A expenses for the six months ended August 2, 2025 were $59,388, decreasing $6,556, or 9.9%, versus $65,944 for the six months ended August 3, 2024. SG&A expenses as a percentage of sales were 45.3% and 49.5% for the six months ended August 2, 2025 and August 3, 2024, respectively. The decrease in SG&A expenses compared to the prior fiscal year period was due primarily to approximately $7,100 of decreased compensation and benefits, due mainly to the ERC benefit of $5,613 which was recorded as an offset to compensation expense, and also a decrease in severance costs. Professional service fees also decreased by approximately $480 from the prior fiscal year period. These decreases in SG&A expenses were partially offset by an increase in legal expenses of approximately $740.

Interest expense, net decreased $1,588, or 48.2%, to $1,705 in the six months ended August 2, 2025 from $3,293 in the six months ended August 3, 2024 primarily due to lower levels of debt under the Third Lien credit facility.

Other (income) for the six months ended August 2, 2025 relates to receipt of interest in connection with the ERC benefit. See Note 9 "Commitments and Contingencies" for further information.

Provision (benefit) for income taxes for the six months ended August 2, 2025 was $58 which represents a discrete tax expense recorded during the second quarter of fiscal 2025 relating to interest received in connection with the ERC.

For the six months ended August 2, 2025, the Company has year-to-date ordinary pre-tax losses for the interim period and is anticipating annual ordinary pre-tax income for the fiscal year. The Company has determined that it is more likely than not that the tax benefit of the year-to-date ordinary pre-tax loss will not be realized in the current or future years and as such, tax provisions for the interim periods should not be recognized until the Company has year-to-date ordinary pre-tax income.

The benefit for income taxes was $1,681 for the six months ended August 3, 2024. The benefit represents the discrete tax benefit recorded during the first quarter of fiscal 2024 primarily recognized from the reversal of a portion of the non-cash deferred tax liability related to the Company's equity method investment, which a portion can now be used as a source of income to support the realization of certain deferred tax assets related to the Company's net operating losses.

Equity in net income (loss) of equity method investment for the six months ended August 2, 2025 and August 3, 2024 was income of $747 and a loss of $173, respectively, and was related to the Company's 25% membership interest in ABG Vince.

Performance by Segment

	Six Months Ended
	August 2,	August 3,
(in thousands)	2025	2024
Net Sales:
Vince Wholesale	$75,052	$77,441
Vince Direct-to-consumer	56,122	55,899
Total segment and consolidated net sales	$131,174	$133,340

Income from operations:
Vince Wholesale	$26,455	$26,847
Vince Direct-to-consumer	(589)	(1,462)
Total segment income from operations	25,866	25,385
Rebecca Taylor and Parker (1)	—	7,633
Subtotal	25,866	33,018
Unallocated corporate (2)	(19,153)	(26,284)
Total income from operations	$6,713	$6,734

________

(1) Activity for the Rebecca Taylor and Parker reconciling item for the six months ended August 3, 2024 primarily consists of the gain recognized on the sale of Rebecca Taylor.

(2) Unallocated corporate for the six months ended August 2, 2025 includes the ERC benefit of $5,613. See Note 9 "Commitments and Contingencies" for further information.

Vince Wholesale

	Six Months Ended
(in thousands)	August 2, 2025	August 3, 2024	$ Change
Net sales	$75,052	$77,441	$(2,389)
Income from operations	26,455	26,847	(392)

Net sales from our Vince Wholesale segment decreased $2,389, or 3.1%, to $75,052 in the six months ended August 2, 2025 from $77,441 in the six months ended August 3, 2024, primarily due to lower full-price shipments, partially offset by an increase in shipments of off-price products.

Income from operations from our Vince Wholesale segment decreased $392, or 1.5%, to $26,455 in the six months ended August 2, 2025 from $26,847 in the six months ended August 3, 2024, primarily driven by a decrease in net sales, partially offset by improved gross margin.

Vince Direct-to-consumer

	Six Months Ended
(in thousands)	August 2, 2025	August 3, 2024	$ Change
Net sales	$56,122	$55,899	$223
Loss from operations	(589)	(1,462)	873

Net sales from our Vince Direct-to-consumer segment increased $223, or 0.4%, to $56,122 in the six months ended August 2, 2025 from $55,899 in the six months ended August 3, 2024. Comparable sales, including e-commerce, increased $2,650 or 5.5%, due to an increase in both e-commerce and retail stores volume. Non-comparable sales, including Vince Unfold, which was exited in the first quarter of fiscal 2025, declined $2,427. Since August 3, 2024, three net stores have closed bringing our total retail store count to 58 (consisting of 44 full price stores and 14 outlet stores) as of August 2, 2025, compared to 61 (consisting of 47 full price stores and 14 outlet stores) as of August 3, 2024.

Our Vince Direct-to-consumer segment had a loss from operations of $589 in the six months ended August 2, 2025 compared to a loss from operations of $1,462 in the six months ended August 3, 2024. The change was primarily driven by an improved gross margin.

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

Operating Activities

	Six Months Ended
(in thousands)	August 2, 2025	August 3, 2024
Operating activities
Net income	$7,257	$4,949
Add (deduct) items not affecting operating cash flows:
Depreciation and amortization	1,534	2,035
Provision for bad debt	29	13
Gain on sale of subsidiary	—	(7,634)
Loss on disposal of property and equipment	51	33
Amortization of deferred financing costs	183	158
Deferred income taxes	—	(1,346)
Share-based compensation expense	242	250
Capitalized PIK Interest	491	2,278
Equity in net income of equity method investment, net of distributions	1,281	1,420
Changes in assets and liabilities:
Receivables, net	3,479	(14,396)
Inventories	(17,521)	(7,564)
Prepaid expenses and other current assets	(1,286)	(2,281)
Accounts payable and accrued expenses	(1,966)	15,740
Other assets and liabilities	(1,389)	(727)
Net cash used in operating activities	$(7,615)	$(7,072)

Net cash used in operating activities during the six months ended August 2, 2025 was $7,615, which consisted of net income of $7,257, impacted by non-cash items of $3,811 and cash used in working capital of $18,683. Net cash used in working capital primarily resulted from cash outflows of $17,521 due to an increase in inventories related to the timing of inventory receipts and increased costs due primarily to the impact of tariffs, and cash outflows in accounts payable and accrued expenses due to mainly to inventory purchases, partially offset by a decrease in receivables due to timing of collections.

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

Investing Activities

	Six Months Ended
(in thousands)	August 2, 2025	August 3, 2024
Investing activities
Payments for capital expenditures	$(3,530)	$(1,421)
Net cash used in investing activities	$(3,530)	$(1,421)

Net cash used in investing activities of $3,530 and $1,421 during the six months ended August 2, 2025 and August 3, 2024, respectively, represents capital expenditures primarily related to retail store buildouts, including leasehold improvements and store fixtures.

Financing Activities

	Six Months Ended
(in thousands)	August 2, 2025	August 3, 2024
Financing activities
Proceeds from borrowings under the Revolving Credit Facilities	$115,600	$99,700
Repayment of borrowings under the Revolving Credit Facilities	(104,150)	(91,570)
Tax withholdings related to restricted stock vesting	—	(55)
Proceeds from issuance of common stock	4	14
Financing fees	(135)	(8)
Net cash provided by financing activities	$11,319	$8,081

Net cash provided by financing activities was $11,319 during the six months ended August 2, 2025, primarily consisting of $11,450 of net borrowings under the Company's revolving credit facilities.

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

No financing costs were incurred during the three and six months ended August 2, 2025. The Company incurred $0 and $8 of financing costs during the three and six months ended August 3, 2024, respectively. In fiscal 2024, the Company incurred $466 (of which $458 were incurred in connection with the P180 Acquisition) of financing costs. In accordance with ASC Topic 470, "Debt", these financing costs were recorded as deferred debt issuance costs (which is presented within Other assets on the Consolidated Balance Sheets) and are amortized over the term of the 2023 Revolving Credit Facility.

As of August 2, 2025, the Company was in compliance with applicable covenants. As of August 2, 2025, $42,607 was available under the 2023 Revolving Credit Facility, net of the Loan Cap, and there were $22,862 of borrowings outstanding and $6,161 of letters of credit outstanding under the 2023 Revolving Credit Facility. The weighted average interest rate for borrowings outstanding under the 2023 Revolving Credit Facility as of August 2, 2025 was 6.9%.

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

A summary of our critical accounting estimates is included in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of our 2024 Annual Report on Form 10-K. As of August 2, 2025, there have been no material changes to the critical accounting estimates contained therein.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of August 2, 2025.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended August 2, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company’s risk factors have not changed materially from those disclosed in its 2024 Annual Report on Form 10-K, other than as set forth below. All dollar amounts disclosed in this Part II, Item 1A are in thousands, unless otherwise noted.

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

On May 6, 2025, we received a written notice (the "Notice") from the NYSE that the Company did not presently satisfy the NYSE's continued listing standards under Section 802.01B of the NYSE Listed Company Manual (the "Manual"), which requires the Company's 30-trading day average market capitalization to be not less than $50,000 or the Company's stockholders' equity to be not less than $50,000. As set forth in the Notice, as of May 5, 2025, the Company's 30-trading day average market capitalization was approximately $22,600 and the Company's last reported stockholders' equity as of February 1, 2025 was approximately $41,800.

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

The Company timely submitted such a business plan (the “Plan”) to the NYSE and on August 5, 2025, the NYSE notified the Company that the Plan had been accepted (the “Acceptance Letter”). In the Acceptance Letter, the NYSE granted the Company until November 6, 2026 (the “Plan Period”) to regain compliance with Section 802.01B of the Manual. During the Plan Period, the Company will be subject to periodic monitoring for compliance with the Plan. If the Company does not regain compliance with Section 802.01B of the Manual by the end of the Plan Period, or if the Company does not make progress consistent with the Plan, then the NYSE may initiate delisting proceedings. Pursuant to the NYSE rules, the Company’s common stock will continue to be listed and traded on the NYSE during the Plan Period, subject to the Company’s compliance with other applicable continued listing requirements in the Manual. The Acceptance Letter does not affect the Company’s ongoing business operations or its reporting requirements with the SEC.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None of our directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended August 2, 2025.

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

Date		Vince Holding Corp.

September 12, 2025	By:	/s/ Yuji Okumura
Yuji Okumura
Chief Financial Officer
(as duly authorized officer, and principal financial officer)