Form 10-Q
period 2025-11-01
VINCE HOLDING CORP.
filed 2025-12-10
CIK 1579157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 1, 2025

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

(323) 421-5980

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	VNCE	The Nasdaq Stock Market LLC

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

As of November 30, 2025, the registrant had 13,339,426 shares of common stock, $0.01 par value per share, outstanding.

VINCE HOLDING CORP. AND SUBSIDIARIES

TABLE OF CONTENTS

			Page Number
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements:		4

	a)	Unaudited Condensed Consolidated Balance Sheets at November 1, 2025 and February 1, 2025	4

	b)	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended November 1, 2025 and November 2, 2024	5

	c)	Unaudited Condensed Consolidated Statements of Stockholders' Equity for the three and nine months ended November 1, 2025 and November 2, 2024	6

	d)	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended November 1, 2025 and November 2, 2024	8

	e)	Notes to Unaudited Condensed Consolidated Financial Statements	9

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations		28

Item 3.	Quantitative and Qualitative Disclosures About Market Risk		37

Item 4.	Controls and Procedures		37

PART II. OTHER INFORMATION			38

Item 1.	Legal Proceedings		38

Item 1A.	Risk Factors		38

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds		39

Item 3.	Defaults Upon Senior Securities		39

Item 4.	Mine Safety Disclosures		39

Item 5.	Other Information		39

Item 6.	Exhibits		39

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

On January 22, 2025, P180 Vince Acquisition Co. ("P180"), a subsidiary of P180, Inc., a venture focused on accelerating growth and profitability in the luxury apparel sector, acquired a majority stake in the Company (the “P180 Acquisition”) from affiliates of Sun Capital Partners, Inc. (collectively, "Sun Capital").

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

These forward-looking statements involve a number of risks and uncertainties, some of which are beyond our control, including, without limitation: changes to and unpredictability in the trade policies and tariffs imposed by the U.S. and the governments of other nations; our ability to maintain adequate cash flow from operations or availability under our revolving credit facility to meet our liquidity needs; general economic conditions; restrictions on our operations under our credit facilities; our ability to improve our profitability; our ability to maintain our larger wholesale partners; our ability to accurately forecast customer demand for our products; our ability to maintain the license agreement with ABG Vince, a subsidiary of Authentic Brands Group; ABG Vince's expansion of the Vince brand into other categories and territories; ABG Vince's approval rights and other actions; our ability to realize the benefits of our strategic initiatives; the execution of our customer strategy; our ability to make lease payments when due; our ability to open retail stores under favorable lease terms and operate and maintain new and existing retail stores successfully; our operating experience and brand recognition in international markets; our ability to remediate the identified material weakness in our internal control over financial reporting; our ability to comply with domestic and international laws, regulations and orders; increased scrutiny regarding our approach to sustainability matters and environmental, social and governance practices; competition in the apparel and fashion industry; the transition associated with the appointment of new chief executive officer and new chief financial officer; our ability to attract and retain key personnel; seasonal and quarterly variations in our revenue and income; the protection and enforcement of intellectual property rights relating to the Vince brand; our ability to successfully conclude remaining matters following the wind down of the Rebecca Taylor business; the extent of our foreign sourcing; our reliance on independent manufacturers; our ability to ensure the proper operation of the distribution facilities by third-party logistics providers; fluctuations in the price, availability and quality of raw materials; the ethical business and compliance practices of our independent manufacturers; our ability to mitigate system or data security issues, such as cyber or malware attacks, as well as other major system failures; our ability to adopt, optimize and improve our information technology systems, processes and functions; our ability to comply with privacy-related obligations; our status as a "controlled company"; our status as a "smaller reporting company"; and other factors as set forth from time to time in our Securities and Exchange Commission filings, including those described in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 2, 2025 (the "2024 Annual Report on Form 10-K") under the heading "Part I, Item 1A—Risk Factors" and any subsequently filed Quarterly Reports on Form 10-Q. We intend these forward-looking statements to speak only as of the date of this Quarterly Report on Form 10-Q and do not undertake to update or revise them as more information becomes available, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data, unaudited)

	November 1,	February 1,
	2025	2025
Assets
Current assets:
Cash and cash equivalents	$1,060	$607
Trade receivables, net of allowance for doubtful accounts $766 and $335 at November 1, 2025 and February 1, 2025, respectively [1]	37,553	32,927
Inventories, net	75,852	59,146
Prepaid expenses and other current assets	3,721	3,896
Total current assets	118,186	96,576
Property and equipment, net	8,478	7,378
Operating lease right-of-use assets, net	93,628	91,209
Equity method investment	21,733	23,464
Other assets	3,978	4,108
Total assets	$246,003	$222,735

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$28,215	$35,090
Accrued salaries and employee benefits	7,790	8,709
Other accrued expenses [2]	13,586	13,722
Short-term lease liabilities	16,591	16,025
Total current liabilities	66,182	73,546
Long-term debt	36,061	19,156
Long-term lease liabilities	89,352	87,180
Deferred income tax liability	631	631
Other liabilities	385	463

Commitments and contingencies (Note 9)

Stockholders' equity:
Common stock at $0.01 par value (100,000,000 shares authorized, 13,339,426 and 12,758,852 shares issued and outstanding at November 1, 2025 and February 1, 2025, respectively)	133	128
Additional paid-in capital	1,159,887	1,158,279
Accumulated deficit	(1,106,698)	(1,116,681)
Accumulated other comprehensive income	70	33
Total stockholders' equity	53,392	41,759
Total liabilities and stockholders' equity	$246,003	$222,735

1 Includes receivables of $599 as of November 1, 2025, which is with a related party. Includes receivables of $638 as of February 1, 2025, of which $614 is with a related party and $24 is with a former related party.

2 Includes accrued royalty expense of $521 and $3,513 as of November 1, 2025 and February 1, 2025, respectively, which is with a related party.

See notes to unaudited condensed consolidated financial statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except share and per share data, unaudited)

	Three Months Ended		Nine Months Ended
	November 1,	November 2,	November 1,	November 2,
	2025	2024	2025	2024
Net sales [3]	$85,126	$80,162	$216,300	$213,502
Cost of products sold [4]	43,219	40,104	108,292	108,400
Gross profit	41,907	40,058	108,008	105,102
Gain on sale of subsidiary	—	—	—	(7,634)
Selling, general and administrative expenses [5]	36,472	34,297	95,860	100,241
Income from operations	5,435	5,761	12,148	12,495
Interest expense, net [6]	973	1,691	2,678	4,984
Other (income)	—	—	(1,560)	—
Income before income taxes and equity in net income of equity method investment	4,462	4,070	11,030	7,511
Provision (benefit) for income taxes	2,002	—	2,060	(1,681)
Income before equity in net income of equity method investment	2,460	4,070	8,970	9,192
Equity in net income of equity method investment	266	279	1,013	106
Net income	$2,726	$4,349	$9,983	$9,298
Other comprehensive income (loss):
Foreign currency translation adjustments	(11)	1	37	131
Comprehensive income	$2,715	$4,350	$10,020	$9,429

Earnings per share:
Basic earnings per share	$0.21	$0.35	$0.77	$0.74
Diluted earnings per share	$0.21	$0.34	$0.77	$0.74
Weighted average shares outstanding:
Basic	13,143,808	12,604,528	12,957,013	12,560,720
Diluted	13,217,008	12,698,188	13,042,329	12,614,960

3 Includes $0 and $149 of net sales for the three and nine months ended November 1, 2025, respectively, and $206 and $906 for the three and nine months ended November 2, 2024, respectively, which is with a former related party.

4 Includes royalty expense of $4,216 and $10,421 for the three and nine months ended November 1, 2025, respectively, and $3,931 and $10,332 for the three and nine months ended November 2, 2024, respectively, which is with a related party. Includes cost of products sold of $0 and $230 for the three and nine months ended November 1, 2025, respectively, and $6 and $26 for the three and nine months ended November 2, 2024, respectively, which is with a former related party.

5 Includes selling, general, and administrative ("SG&A") expenses of $0 and $195 for the three and nine months ended November 1, 2025, respectively, and $324 and $555 for the three and nine months ended November 2, 2024, respectively, which is with a former related party.

6 Includes capitalized payment-in-kind ("PIK") interest with the Third Lien Credit Facility of $264 and $755 for the three and nine months ended November 1, 2025 respectively, and $1,177 and $3,455 for the three and nine months ended November 2, 2024, respectively, which is with a former related party.

See notes to unaudited condensed consolidated financial statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity

(in thousands, except share amounts, unaudited)

	Common Stock
	Number of Shares Outstanding	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance as of February 1, 2025	12,758,852	$128	$1,158,279	$(1,116,681)	$33	$41,759
Comprehensive loss:
Net loss	—	—	—	(4,803)	—	(4,803)
Foreign currency translation adjustment	—	—	—	—	76	76
Share-based compensation expense	—	—	146	—	—	146
Restricted stock unit vestings	84,215	—	—	—	—	—
Issuance of common stock	3,511	—	4	—	—	4
Other	—	—	(15)	—	—	(15)
Balance as of May 3, 2025	12,846,578	$128	$1,158,414	$(1,121,484)	$109	$37,167
Comprehensive income:
Net income	—	—	—	12,060	—	12,060
Foreign currency translation adjustment	—	—	—	—	(28)	(28)
Share-based compensation expense	—	—	96	—	—	96
Restricted stock unit vestings	121,970	2	(2)	—	—	—
Balance as of August 2, 2025	12,968,548	$130	$1,158,508	$(1,109,424)	$81	$49,295
Comprehensive income:
Net income	—	—	—	2,726	—	2,726
Foreign currency translation adjustment	—	—	—	—	(11)	(11)
Share-based compensation expense	—	—	91	—	—	91
Issuance of common stock, net of certain fees	370,878	3	1,288	—	—	1,291
Balance as of November 1, 2025	13,339,426	$133	$1,159,887	$(1,106,698)	$70	$53,392

See notes to unaudited condensed consolidated financial statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity

(in thousands, except share amounts, unaudited)

	Common Stock
	Number of Shares Outstanding	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance as of February 3, 2024	12,506,556	$125	$1,144,740	$(1,097,634)	$(78)	$47,153
Comprehensive income:
Net income	—	—	—	4,380	—	4,380
Foreign currency translation adjustment	—	—	—	—	123	123
Share-based compensation expense	—	—	(5)	—	—	(5)
Restricted stock unit vestings	1,486	—	—	—	—	—
Tax withholdings related to restricted stock vesting	(611)	—	(2)	—	—	(2)
Issuance of common stock	2,484	—	7	—	—	7
Balance as of May 4, 2024	12,509,915	$125	$1,144,740	$(1,093,254)	$45	$51,656
Comprehensive income:
Net income	—	—	—	569	—	569
Foreign currency translation adjustment	—	—	—	—	7	7
Share-based compensation expense	—	—	255	—	—	255
Restricted stock unit vestings	119,053	1	(1)	—	—	—
Tax withholdings related to restricted stock vesting	(30,804)	—	(53)	—	—	(53)
Issuance of common stock	5,109	—	7	—	—	7
Balance as of August 3, 2024	12,603,273	$126	$1,144,948	$(1,092,685)	$52	$52,441
Comprehensive income:
Net income	—	—	—	4,349	—	4,349
Foreign currency translation adjustment	—	—	—	—	1	1
Share-based compensation expense	—	—	307	—	—	307
Restricted stock unit vestings	3,142	—	—	—	—	—
Tax withholdings related to restricted stock vesting	(436)	—	(1)	—	—	(1)
Issuance of common stock	3,651	—	7	—	—	7
Balance as of November 2, 2024	12,609,630	$126	$1,145,261	$(1,088,336)	$53	$57,104

See notes to unaudited condensed consolidated financial statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands, unaudited)

	Nine Months Ended
	November 1, 2025	November 2, 2024
Operating activities
Net income	$9,983	$9,298
Add (deduct) items not affecting operating cash flows:
Depreciation and amortization	2,239	3,066
Allowance for doubtful accounts	428	(32)
Gain on sale of subsidiary	—	(7,634)
Loss on disposal of property and equipment	51	40
Amortization of deferred financing costs	274	239
Deferred income taxes	—	(1,346)
Share-based compensation expense	333	557
Capitalized PIK Interest due to loan with former related party	755	3,455
Equity in net income of equity method investment, net of distributions	1,731	2,593
Changes in assets and liabilities:
Receivables, net	(5,067)	(8,742)
Inventories	(16,670)	(4,992)
Prepaid expenses and other current assets	176	(2,072)
Accounts payable and accrued expenses	(7,102)	6,334
Other assets and liabilities	188	(1,397)
Net cash used in operating activities	(12,681)	(633)
Investing activities
Payments for capital expenditures	(4,165)	(2,725)
Net cash used in investing activities	(4,165)	(2,725)
Financing activities
Proceeds from borrowings under the Revolving Credit Facilities	178,200	164,300
Repayment of borrowings under the Revolving Credit Facilities	(162,050)	(161,170)
Tax withholdings related to restricted stock vesting	—	(56)
Proceeds from issuance of common stock, net of certain fees	1,295	21
Financing fees	(135)	(8)
Net cash provided by financing activities	17,310	3,087
Increase (decrease) in cash, cash equivalents, and restricted cash	464	(271)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(11)	3
Cash, cash equivalents, and restricted cash, beginning of period	666	1,219
Cash, cash equivalents, and restricted cash, end of period	1,119	951
Less: restricted cash at end of period	59	59
Cash and cash equivalents per balance sheet at end of period	$1,060	$892

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$1,553	$1,418
Cash payments for income taxes, net of refunds	804	245
Supplemental Disclosures of Non-Cash Investing and Financing Activities
Capital expenditures in accounts payable and accrued liabilities	104	423

See notes to unaudited condensed consolidated financial statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

Note 1. Description of Business and Basis of Presentation

(A) Description of Business: The Company is a global retail company that operates the Vince brand women's and men's ready-to-wear business. Vince, established in 2002, is a leading global luxury apparel and accessories brand best known for creating elevated yet understated pieces for every day effortless style. Previously, the Company also owned and operated the Rebecca Taylor and Parker brands until the sale of the respective intellectual property was completed, as discussed below.

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

The condensed consolidated financial statements include the Company's accounts and the accounts of the Company's wholly-owned subsidiaries as of November 1, 2025. All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) and disclosures necessary for a fair statement of the results for the interim periods presented. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or the fiscal year as a whole.

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

Revenue associated with gift cards is recognized upon redemption and unredeemed balances are considered a contract liability and recorded within other accrued expenses, which are subject to escheatment within the jurisdictions in which the Company operates. As of November 1, 2025 and February 1, 2025, the contract liability was $1,351 and $1,544, respectively. For the three months ended November 1, 2025, the Company recognized $85 of revenue that was previously included in the contract liability as of August 2, 2025. For the nine months ended November 1, 2025, the Company recognized $195 of revenue that was previously included in the contract liability as of February 1, 2025.

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

In September 2025, the FASB issued ASU No. 2025-06: Targeted Improvements to the Accounting for Internal-Use Software (Subtopic 350-40). This ASU modernizes and clarifies the threshold for when an entity is required to start capitalizing internal-use software costs, which occurs when (i) management has authorized and committed to funding a software project and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. The guidance in this ASU, which can be applied prospectively, retrospectively, or via a modified transition approach, becomes effective for fiscal years beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the ASU to determine the impact on the Company's consolidated financial statements.

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

The Company reviews its investment in ABG Vince for impairment when events or changes in circumstances indicate that an other-than-temporary decline in value may have occurred. If the carrying value of the investment exceeds its fair value and the loss in value is other than temporary, the investment is considered impaired and reduced to fair value, and the impairment is recognized in the period identified. Factors providing evidence of such a loss include changes in ABG Vince's operations or financial condition, significant continuing losses, and significant negative economic conditions, among others. During the three and nine months ended November 1, 2025 and the fiscal year 2024, there was no impairment of the investment in ABG Vince.

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

P180 Acquisition

On January 22, 2025, P180 Vince Acquisition Co. (“P180”) purchased 8,481,318 shares of common stock of the Company, which constituted approximately 67% of the Company’s outstanding common stock, from affiliates of Sun Capital in a privately negotiated stock purchase transaction (the “P180 Acquisition”) for approximately $19,800 in cash. Of these purchased shares, 1,262,933 were held back at the closing by the affiliates of Sun Capital and all or a portion of such shares will be transferred to P180 in the event the remaining outstanding obligations under the Sun Amended Credit Agreement are purchased by P180 (or any of its affiliates or designees) from SK Financial Services, or otherwise repaid in full, prior to September 22, 2025. P180 will forfeit its right to, and such affiliates of Sun Capital will be entitled to retain, a portion of such held back shares if such purchase or repayment occurs after January 24, 2025, and P180 will forfeit its right to all held back shares if such purchase or repayment does not occur on or prior to September 22, 2025. The affiliates of Sun Capital agreed to various voting, transfer and other restrictions on the held back shares. As a purchase or repayment of the remaining outstanding obligations under the Sun Amended Credit Agreement has not occurred on or prior to September 22, 2025, P180 has forfeited its right to all held back shares.

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

The Company determined that the changes to the 2023 Revolving Credit Facility under the First Amendment did not result in a change to the borrowing capacity of the arrangement, and therefore $458 of costs incurred in connection with the First Amendment were deferred and will be recognized over the term of the arrangement, which is presented within Other assets on the Condensed Consolidated Balance Sheets.

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

SK Financial Services, LLC is an affiliate of Sun Capital Partners, Inc. (“Sun Capital”), whose affiliates owned approximately 67% of the Company’s outstanding common stock prior to the P180 Acquisition. Immediately following the P180 Acquisition in January 2025, affiliates of Sun Capital owned less than 10% of the Company’s outstanding common stock. As of November 1, 2025, Sun Capital and affiliates of Sun Capital own no shares of the Company’s outstanding common stock.

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

The Company did not have any non-financial assets or non-financial liabilities recognized at fair value on a recurring basis at November 1, 2025 or February 1, 2025. At November 1, 2025 and February 1, 2025, the Company believes that the carrying values of cash and cash equivalents, receivables, and accounts payable approximate fair value, due to the short-term maturity of these instruments. The Company's debt obligations with a carrying value of $36,061 and $19,156 as of November 1, 2025 and February 1, 2025, respectively, are at variable interest rates. Borrowings under the Company's 2023 Revolving Credit Facility are recorded at carrying value, which approximates fair value due to the frequent nature of such borrowings and repayments. The Company considers this as a Level 2 input. The carrying values of the Company's Third Lien Credit Facility as of November 1, 2025 and February 1, 2025 approximate fair value, due to the variable rates associated with this obligation. The Company considers this a Level 3 input.

The Company's non-financial assets, which primarily consist of operating lease right-of-use ("ROU") assets and property and equipment, are not required to be measured at fair value on a recurring basis and are reported at their carrying values. However, on a periodic basis whenever events or changes in circumstances indicate that their carrying value may not be fully recoverable, non-financial assets are assessed for impairment and, if applicable, written down to (and recorded at) fair value. There was no impairment of non-financial assets during the three and nine months ended November 1, 2025.

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

Note 4. Long-Term Debt and Financing Arrangements

Debt obligations consisted of the following:

	November 1,	February 1,
(in thousands)	2025	2025
Long-term debt:
Revolving Credit Facilities	$27,563	$11,413
Third Lien Credit Facility	8,498	7,743
Total long-term debt	$36,061	$19,156

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

No financing costs were incurred during the three and nine months ended November 1, 2025. The Company incurred $0 and $8 of financing costs during the three and nine months ended November 2, 2024, respectively. In fiscal 2024, the Company incurred $466 (of which $458 were incurred in connection with the P180 Acquisition) of financing costs. In accordance with ASC Topic 470, "Debt", these financing costs were recorded as deferred debt issuance costs (which is presented within Other assets on the Condensed Consolidated Balance Sheets) and are amortized over the term of the 2023 Revolving Credit Facility.

As of November 1, 2025, the Company was in compliance with applicable covenants. As of November 1, 2025, $47,255 was available under the 2023 Revolving Credit Facility, net of the Loan Cap, and there were $27,563 of borrowings outstanding and $6,191 of letters of credit outstanding under the 2023 Revolving Credit Facility. The weighted average interest rate for borrowings outstanding under the 2023 Revolving Credit Facility as of November 1, 2025 was 6.6%.

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

On January 22, 2025, V Opco entered into the Fifth Amendment (the “Third Lien Fifth Amendment”) to the Third Lien Credit Agreement which, among other things, consented to the P180 Acquisition. On the same day, V Opco paid $15,000 to SK Financial Services, LLC using proceeds from the 2023 Revolving Credit Facility, which resulted in a pay-down of $20,000 of the Third Lien

Credit Facility (the “Sun Debt Paydown”). In addition, in connection with the P180 Acquisition, P180 acquired and assumed $7,000 of the Third Lien Credit Facility outstanding and immediately thereafter cancelled such $7,000 (the “P180 Debt Forgiveness”). Following the Sun Debt Paydown and P180 Debt Forgiveness, the outstanding principal amount of the Third Lien Credit Facility was reduced by approximately $27,000 with $7,500 remaining outstanding, which will continue to accrue PIK interest in accordance with, and otherwise be subject to, the terms and conditions therein.

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

Note 5. Inventory

Inventories consisted of finished goods. As of November 1, 2025 and February 1, 2025, finished goods, net of reserves were $75,852 and $59,146, respectively.

Note 6. Share-Based Compensation

Employee Stock Plans

Vince 2013 Incentive Plan

In connection with the IPO, the Company adopted the Vince 2013 Incentive Plan, which provides for grants of stock options, stock appreciation rights, restricted stock and other stock-based awards. In May 2018, the Company filed a Registration Statement on Form S-8 to register an additional 660,000 shares of common stock available for issuance under the Vince 2013 Incentive Plan. Additionally, in September 2020, the Company filed a Registration Statement on Form S-8 to register an additional 1,000,000 shares of common stock available for issuance under the Vince 2013 Incentive Plan. The aggregate number of shares of common stock which may be issued or used for reference purposes under the Vince 2013 Incentive Plan or with respect to which awards may be granted may not exceed 2,000,000 shares. The shares available for issuance under the Vince 2013 Incentive Plan may be, in whole or in part, either authorized and unissued shares of the Company's common stock or shares of common stock held in or acquired for the Company's treasury. In general, if awards under the Vince 2013 Incentive Plan are canceled for any reason, or expire or terminate unexercised, the shares covered by such award may again be available for the grant of awards under the Vince 2013 Incentive Plan. As of November 1, 2025, there were 231,462 shares under the Vince 2013 Incentive Plan available for future grants. Options granted pursuant to the Vince 2013 Incentive Plan typically vest in equal installments over four years, subject to the employees' continued employment and expire on the earlier of the tenth anniversary of the grant date or upon termination as outlined in the Vince 2013 Incentive Plan. Restricted stock units ("RSUs") granted typically vest in equal installments over a three-year period or vest in equal installments over four years, subject to the employees' continued employment. In November 2023, the Vince 2013 Incentive Plan was amended to, among others, extend the plan expiration date to November 2033.

Stock Options

A summary of stock option activity for the nine months ended November 1, 2025 is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at February 1, 2025	—	$—	—	$—
Granted	420,150	$1.54
Exercised	—	$—
Forfeited or expired	(21,300)	$1.47
Outstanding at November 1, 2025	398,850	$1.55	9.6	$—

Vested and exercisable at November 1, 2025	—	$—	—	$—

Restricted Stock Units

A summary of restricted stock unit activity for the nine months ended November 1, 2025 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested restricted stock units at February 1, 2025	366,399	$2.25
Granted	5,000	$2.04
Vested	(167,425)	$2.54
Forfeited	—	$—
Non-vested restricted stock units at November 1, 2025	203,974	$2.01

Share-Based Compensation Expense

The Company recognized share-based compensation expense of $91 and $307, including expense of $62 and $87 related to non-employees, during the three months ended November 1, 2025 and November 2, 2024, respectively. The Company recognized share-based compensation expense of $333 and $557, including expense of $221 and $237 related to non-employees, during the nine months ended November 1, 2025 and November 2, 2024, respectively.

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

During the three and nine months ended November 1, 2025, the Company issued and sold 370,878 shares of common stock under the Virtu At-the-Market Offering for aggregate net proceeds of $1,291 at an average price of $3.55 per share. At November 1, 2025, $1,607 was available under the Virtu At-the-Market Offering.

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

The following is a reconciliation of weighted average basic shares to weighted average diluted shares outstanding:

	Three Months Ended		Nine Months Ended
	November 1,	November 2,	November 1,	November 2,
	2025	2024	2025	2024
Weighted-average shares—basic	13,143,808	12,604,528	12,957,013	12,560,720
Effect of dilutive equity securities	73,200	93,660	85,316	54,240
Weighted-average shares—diluted	13,217,008	12,698,188	13,042,329	12,614,960

For the three and nine months ended November 1, 2025, 319,983 and 261,881, respectively, of weighted average shares were excluded from the computation of weighted average shares for diluted earnings per share, as their effect would have been anti-dilutive. For the three and nine months ended November 2, 2024, 203,533 and 399,190, respectively, of weighted average shares were excluded from the computation of weighted average shares for diluted earnings per share, as their effect would have been anti-dilutive.

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

In the second quarter of fiscal 2025, the Company received payments totaling $7,173 from the U.S. Department of the Treasury relating to the ERC for the first and second quarters of 2021, including $1,560 in interest. As the related statute of limitations expired, the Company recorded the ERC benefit of $5,613 within Selling, general and administrative ("SG&A") expenses as an offset to compensation expense and recorded $1,560 as Other (income) in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the nine months ended November 1, 2025.

Note 10. Income Taxes

The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year. Section 382 of the Internal Revenue Code of 1986 (“IRC”) subjects the future utilization of net operating losses to an annual limitation in the event of certain ownership changes, as defined ("382 limitation"). The Company determined that under Section 382, the P180 Acquisition resulted in an ownership change in January 2025. Thus, the Company’s ability to offset current year taxable income with net operating loss carryforwards is limited.

The provision for income taxes for the three months ended November 1, 2025 is $2,002.

For the six months ended August 2, 2025, the Company incurred year-to-date ordinary pre-tax losses for the interim period and was anticipating annual ordinary pre-tax income for the fiscal year. At that time, the Company determined that it was more likely than not that the tax benefit of the year-to-date ordinary pre-tax loss would not be realized in the current or future years and as such, did not recognize a tax benefit as tax provisions for the interim periods should not be recognized until the Company has year-to-date ordinary pre-tax income. In the nine months ended November 1, 2025, the Company has year-to-date ordinary pre-tax income, and therefore recorded in the third quarter of fiscal 2025 a provision for income taxes reflecting the impact of applying the Company's estimated effective tax rate for the fiscal year to the year-to-date ordinary pre-tax income. Due to the 382 limitation, the Company is unable to fully offset its current taxable income for the period with net operating loss carryforwards.

The provision for income taxes of $2,060 for the nine months ended November 1, 2025 consists of $2,002 of ordinary tax expense recorded during the third quarter of fiscal 2025 and a discrete tax expense of $58 recorded during the second quarter of fiscal 2025 relating to interest received in connection with the ERC.

The provision for income taxes for the three months ended November 2, 2024 was $0 as the Company had year-to-date ordinary pre-tax losses for the interim period and was anticipating annual ordinary pre-tax income for the fiscal year.

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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law by President Trump. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The OBBBA did not have a material impact on the Company's income tax provision for the three and nine months ended November 1, 2025. We are continuing to evaluate the full year impact of the OBBBA and, based on our preliminary analysis, we do not anticipate a material effect on our consolidated financial statements for the year ended January 31, 2026.

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

Total lease cost is included in SG&A expense in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and is recorded net of sublease income. Some leases have a non-cancelable lease term of less than one year and therefore, the Company has elected to exclude these short-term leases from its ROU asset and lease liabilities. Short term lease costs were immaterial for the three and nine months ended November 1, 2025 and November 2, 2024. The Company's lease cost is comprised of the following:

	Three Months Ended		Nine Months Ended
	November 1,	November 2,	November 1,	November 2,
(in thousands)	2025	2024	2025	2024
Operating lease cost	$5,716	$5,388	$17,161	$16,339
Variable operating lease cost	143	65	237	217
Sublease income	(217)	(72)	(649)	(72)
Total lease cost	$5,642	$5,381	$16,749	$16,484

As of November 1, 2025, the future maturity of lease liabilities are as follows:

November 1,
(in thousands)	2025
Fiscal 2025	$6,019
Fiscal 2026	22,873
Fiscal 2027	20,488
Fiscal 2028	19,689
Fiscal 2029	18,456
Thereafter	45,233
Total lease payments	132,758
Less: Imputed interest	(26,815)
Total operating lease liabilities	$105,943

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

As of November 1, 2025, future minimum tenant operating lease payments remaining under this sublease were approximately $1,800, with a remaining sublease term of 1.9 years.

The operating lease payments do not include any renewal options as such leases are not reasonably certain of being renewed as of November 1, 2025. As of November 1, 2025, there were no leases signed but not yet commenced.

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

Summary information for the Company's reportable segments is presented below.

(in thousands)	Vince Wholesale	Vince Direct-to-consumer	Total
Three Months Ended November 1, 2025
Net Sales	$52,015	$33,111	$85,126

Cost of Products Sold*	30,371	12,848	43,219
Staff and Personnel	937	5,964	6,901
Occupancy	121	6,728	6,849
Marketing and advertising	380	2,631	3,011
Other segment items (1)	1,772	3,763	5,535
Total segment income before income taxes and equity in net income of equity method investment	18,434	1,177	19,611
Unallocated Corporate			(15,149)
Total income before income taxes and equity in net income of equity method investment			$4,462

Nine Months Ended November 1, 2025
Net Sales	$127,067	$89,233	$216,300

Cost of Products Sold*	74,659	33,633	108,292
Staff and Personnel	2,766	17,581	20,347
Occupancy	356	19,823	20,179
Marketing and advertising	542	6,723	7,265
Other segment items (1)	3,855	10,885	14,740
Total segment income before income taxes and equity in net income of equity method investment	44,889	588	45,477
Unallocated Corporate (3)			(34,447)
Total income before income taxes and equity in net income of equity method investment			$11,030

	Vince Wholesale	Vince Direct-to-consumer	Total
Three Months Ended November 1, 2024
Net Sales	$48,765	$31,397	$80,162

Cost of Products Sold*	28,164	11,940	40,104
Staff and Personnel	1,019	5,801	6,820
Occupancy	97	6,311	6,408
Marketing and advertising	173	2,212	2,385
Other segment items (1)	1,089	4,519	5,608
Total segment income before income taxes and equity in net income of equity method investment	18,223	614	18,837
Unallocated Corporate			(14,767)
Total income before income taxes and equity in net income of equity method investment			$4,070

Nine Months Ended November 2, 2024
Net Sales	$126,206	$87,296	$213,502

Cost of Products Sold*	74,675	33,725	108,400
Staff and Personnel	3,127	17,458	20,585
Occupancy	288	19,076	19,364
Marketing and advertising	421	6,079	6,500
Other segment items (1)	2,625	11,806	14,431
Total segment income (loss) before income taxes and equity in net income of equity method investment	45,070	(848)	44,222
Unallocated Corporate			(44,344)
Rebecca Taylor and Parker (2)			7,633
Total income before income taxes and equity in net loss of equity method investment			$7,511

	Three Months Ended		Nine Months Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Depreciation and Amortization:
Vince Wholesale	$81	$37	$242	$83
Vince Direct-to-Consumer	545	765	1,769	2,314
Total Segment Depreciation and Amortization	626	802	2,011	2,397
Unallocated Corporate	79	229	228	669
Total Depreciation and Amortization	$705	$1,031	$2,239	$3,066

Capital Expenditures:
Vince Wholesale	$—	$21	$333	$209
Vince Direct-to-Consumer	579	951	3,631	2,172
Total Segment Capital Expenditures	579	972	3,964	2,381
Unallocated Corporate	56	332	201	344
Total Capital Expenditures	$635	$1,304	$4,165	$2,725

	As of
	November 1, 2025	February 1, 2025
Total Assets:
Vince Wholesale	$86,762	$68,488
Vince Direct-to-Consumer	108,623	100,114
Total Segment Assets	195,385	168,602
Unallocated Corporate	50,618	54,133
Total Assets	$246,003	$222,735

(1) Other segment items primarily include various third party expenses, banking fees, depreciation and amortization, supplies, and commissions.

(2) Activity for the Rebecca Taylor and Parker reconciling item for the nine months ended November 2, 2024 primarily consists of the gain recognized on the sale of Rebecca Taylor. See Note 2 "Recent Transactions" for further information.

(3) Unallocated Corporate for the nine months ended November 1, 2025 includes the ERC benefit of $7,173. See Note 9 "Commitments and Contingencies" for further information.

* Cost of Products Sold for the three months ended November 1, 2025 includes royalty expenses of $3,216 and $1,000 for the Wholesale and Direct-to-consumer segments, respectively. Cost of Products Sold for the nine months ended November 1, 2025 includes royalty expenses of $7,755 and $2,666 for the Wholesale and Direct-to-consumer segments, respectively. Cost of Products Sold for the three months ended November 2, 2024 includes royalty expenses of $2,975 and $956 for the Wholesale and Direct-to-consumer segments, respectively. Cost of Products Sold for the nine months ended November 2, 2024 includes royalty expenses of $7,706 and $2,626 for the Wholesale and Direct-to-consumer segments, respectively.

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

During the three and nine months ended November 1, 2025, the Company received distributions of cash of $716 and $2,744, respectively, under the Operating Agreement. During the three and nine months ended November 2, 2024, the Company received distributions of cash of $1,452 and $2,699, respectively, under the Operating Agreement.

License Agreement

On May 25, 2023, V Opco and ABG Vince entered into the License Agreement, whereby V Opco is required to pay ABG Vince a royalty on net sales of Licensed Products and committed to an annual guaranteed minimum royalty of $11,000. See Note 2 "Recent Transactions" for further information.

During the three and nine months ended November 1, 2025, the Company paid $4,950 and $13,413 under the License Agreement. As of November 1, 2025 and February 1, 2025, $521 and $3,513, respectively, of accrued royalty expense was included within Other accrued expenses on the Condensed Consolidated Balance Sheets.

P180 Expense Reimbursement

In connection with the P180 Acquisition, P180 agreed to reimburse the Company for certain fees and expenses incurred in connection with such transactions, including the Company’s legal fees as well as the consent fee to BofA. As of November 1, 2025, the Company had recorded approximately $599 of outstanding reimbursements with P180, which are included in Trade receivables.

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

During the three months ended November 1, 2025, the Company recognized $0 of net sales, $0 of cost of products sold and $0 of SG&A expenses from the arrangement. During the nine months ended November 1, 2025, the Company recognized $149 of net sales, $230 of cost of products sold and $195 of SG&A expenses from the arrangement. During the three months ended November 2, 2024, the Company recognized $206 of net sales, $6 of cost of products sold and $324 of SG&A expenses from the arrangement. During the nine months ended November 2, 2024, the Company recognized $906 of net sales, $26 of cost of products sold and $555 of SG&A expenses from the arrangement. As of November 1, 2025 and February 1, 2025, $0 and $24 of outstanding amounts due from CaaStle were included in Trade receivables on the Condensed Consolidated Balance Sheets.

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

The Company incurred no expenses under the Sun Capital Consulting Agreement during the three and nine months ended November 1, 2025. During the three and nine months ended November 2, 2024, the Company incurred expenses of $6 and $17, respectively, under the Sun Capital Consulting Agreement. Subsequent to the P180 Acquisition, Sun Capital is no longer a related party and the agreement is no longer operative per the terms thereof. See Note 2 "Recent Transactions" for additional information.

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

Amended and Restated Certificate of Incorporation

The Company’s amended and restated certificate of incorporation provides that for so long as affiliates of Sun Capital own 30% or more of the Company’s outstanding shares of common stock, Sun Cardinal, a Sun Capital affiliate, has the right to designate a majority of the Company’s Board of Directors. For so long as Sun Cardinal has the right to designate a majority of the Company’s Board of Directors, the directors designated by Sun Cardinal are expected to constitute a majority of each committee of the Company’s Board of Directors (other than the Audit Committee), and the chairperson of each of the committees (other than the Audit Committee) is expected to be a director serving on the committee who is selected by affiliates of Sun Capital, provided that, at such time as the Company is not a “controlled company” under the Nasdaq corporate governance standards, the Company’s committee membership will comply with all applicable requirements of those standards and a majority of the Company’s Board of Directors will be “independent directors,” as defined under the rules of the Nasdaq, subject to any applicable phase in requirements.

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

Executive Overview

We are a global retail company that operates the Vince brand women's and men's ready-to-wear business. We serve our customers through a variety of channels that reinforces the brand image. Previously, we also owned and operated the Rebecca Taylor and Parker brands until the sale of the respective intellectual property was completed, as discussed below.

Vince, established in 2002, is a leading global luxury apparel and accessories brand best known for creating elevated yet understated pieces for every day effortless style. As of November 1, 2025, we operate 46 full-price retail stores, 14 outlet stores, and the e-commerce site, vince.com. Vince is also available through premium wholesale channels globally.

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

Recent Developments

In October 2025, the Company voluntarily transferred its common stock from the New York Stock Exchange (the “NYSE”) to the Nasdaq Stock Market LLC (“Nasdaq”), retaining the ticker symbol “VNCE”. The Company’s common stock ceased trading on the NYSE as of market close on October 20, 2025 and began trading on Nasdaq at market open on October 21, 2025.

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

The following table presents, for the periods indicated, our operating results as a percentage of net sales, as well as earnings per share data:

	Three Months Ended				Nine Months Ended
	November 1, 2025		November 2, 2024		November 1, 2025		November 2, 2024
		% of Net		% of Net		% of Net		% of Net
	Amount	Sales	Amount	Sales	Amount	Sales	Amount	Sales
(in thousands, except per share data and percentages)
Statements of Operations:
Net sales	$85,126	100.0%	$80,162	100.0%	$216,300	100.0%	$213,502	100.0%
Cost of products sold	43,219	50.8%	40,104	50.0%	108,292	50.1%	108,400	50.8%
Gross profit	41,907	49.2%	40,058	50.0%	108,008	49.9%	105,102	49.2%
Gain on sale of subsidiary	—	0.0%	—	0.0%	—	0.0%	(7,634)	(3.6)%
Selling, general and administrative expenses	36,472	42.8%	34,297	42.8%	95,860	44.3%	100,241	47.0%
Income from operations	5,435	6.4%	5,761	7.2%	12,148	5.6%	12,495	5.9%
Interest expense, net	973	1.1%	1,691	2.1%	2,678	1.2%	4,984	2.3%
Other (income)	—	0.0%	—	0.0%	(1,560)	(0.7)%	—	0.0%
Income before income taxes and equity in net income of equity method investment	4,462	5.2%	4,070	5.1%	11,030	5.1%	7,511	3.5%
Provision (benefit) for income taxes	2,002	2.3%	—	0.0%	2,060	1.0%	(1,681)	(0.8)%
Income before equity in net income of equity method investment	2,460	2.9%	4,070	5.1%	8,970	4.1%	9,192	4.3%
Equity in net income of equity method investment	266	0.3%	279	0.3%	1,013	0.5%	106	0.0%
Net income	$2,726	3.2%	$4,349	5.4%	$9,983	4.6%	$9,298	4.4%
Earnings per share:
Basic earnings per share	$0.21		$0.35		$0.77		$0.74
Diluted earnings per share	$0.21		$0.34		$0.77		$0.74

Three Months Ended November 1, 2025 Compared to Three Months Ended November 2, 2024

Net sales for the three months ended November 1, 2025 were $85,126, increasing $4,964, or 6.2%, versus $80,162 for the three months ended November 2, 2024.

Gross profit increased 4.6% to $41,907 for the three months ended November 1, 2025 from $40,058 in the prior year third quarter. As a percentage of sales, gross margin was 49.2%, compared with 50.0% in the prior year third quarter. The total gross margin rate decrease was primarily driven by the following factors:

•
The unfavorable impact from higher tariffs of approximately 260 basis points; and
•
The unfavorable impact of increased freight of approximately 100 basis points; partly offset by
•
The favorable impact from lower product costing and higher pricing which contributed positively by approximately 140 basis points; and
•
The favorable impact of lower discounting which contributed positively by approximately 110 basis points.

Selling, general and administrative ("SG&A") expenses for the three months ended November 1, 2025 were $36,472, increasing $2,175, or 6.3%, versus $34,297 for the three months ended November 2, 2024. SG&A expenses as a percentage of sales were 42.8% and 42.8% for the three months ended November 1, 2025 and November 2, 2024, respectively. The increase in SG&A expenses compared to the prior fiscal year period was due primarily to approximately $1,090 of increased compensation and benefits and approximately $760 of increased marketing and advertising costs.

Interest expense, net decreased $718, or 42.5%, to $973 in the three months ended November 1, 2025 from $1,691 in the three months ended November 2, 2024, primarily due to lower levels of debt under the Third Lien credit facility.

Provision for income taxes for the three months ended November 1, 2025 was $2,002, compared to $0 for the three months ended November 2, 2024. The increase is due to the impact of applying the Company's estimated annual effective tax rate to the year-to-date ordinary pre-tax income. In the prior comparative period, the Company had year-to-date ordinary pre-tax losses for the interim period and anticipated annual ordinary pre-tax income for the fiscal year. The Company determined that it was more likely than not that the tax benefit of the year-to-date ordinary pre-tax loss would not be realized in the current or future years and therefore, the Company did not record any tax expense during the prior comparative period, as tax provisions for the interim periods should not be recognized until the Company has year-to-date ordinary pre-tax income.

Equity in net income of equity method investment for the three months ended November 1, 2025 and November 2, 2024 was $266 and $279, respectively, and consists of the Company's proportionate share of ABG Vince's net income.

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

	Three Months Ended
	November 1,	November 2,
(in thousands)	2025	2024
Net Sales:
Vince Wholesale	$52,015	$48,765
Vince Direct-to-consumer	33,111	31,397
Total segment and consolidated net sales	85,126	80,162

Income from operations:
Vince Wholesale	$18,434	$18,223
Vince Direct-to-consumer	1,177	614
Total segment income from operations	19,611	18,837
Unallocated corporate	(14,176)	(13,076)
Total income from operations	$5,435	$5,761

Vince Wholesale

	Three Months Ended
(in thousands)	November 1, 2025	November 2, 2024	$ Change
Net sales	$52,015	$48,765	$3,250
Income from operations	18,434	18,223	211

Net sales from our Vince Wholesale segment increased $3,250, or 6.7%, to $52,015 in the three months ended November 1, 2025 from $48,765 in the three months ended November 2, 2024, due primarily to increased shipments.

Income from operations from our Vince Wholesale segment increased $211, or 1.2%, to $18,434 in the three months ended November 1, 2025 from $18,223 in the three months ended November 2, 2024, primarily driven by an increase in net sales, partially offset by increased SG&A expenses and a decrease in gross margin primarily due to the impact of tariffs.

Vince Direct-to-consumer

	Three Months Ended
(in thousands)	November 1, 2025	November 2, 2024	$ Change
Net sales	$33,111	$31,397	$1,714
Income from operations	1,177	614	563

Net sales from our Vince Direct-to-consumer segment increased $1,714, or 5.5%, to $33,111 in the three months ended November 1, 2025 from $31,397 in the three months ended November 2, 2024. Comparable sales, including e-commerce, increased $1,458 or 5.1%, due to an increase in both e-commerce and retail stores volume and higher prices. Non-comparable sales, including Vince Unfold, which was exited in the first quarter of fiscal 2025, increased $256. Since November 2, 2024, one net store has closed bringing our total retail store count to 60 (consisting of 46 full price stores and 14 outlet stores) as of November 1, 2025, compared to 61 (consisting of 47 full price stores and 14 outlet stores) as of November 2, 2024.

Our Vince Direct-to-consumer segment had income from operations of $1,177 in the three months ended November 1, 2025 compared to $614 in the three months ended November 2, 2024. The increase was primarily driven by an increase in net sales, partially offset by a decrease in gross margin primarily due to the impact of tariffs.

Nine Months Ended November 1, 2025 Compared to Nine Months Ended November 2, 2024

Net sales for the nine months ended November 1, 2025 were $216,300, increasing $2,798, or 1.3%, versus $213,502 for the nine months ended November 2, 2024.

Gross profit increased 2.8% to $108,008 for the nine months ended November 1, 2025 from $105,102 in the nine months ended November 2, 2024. As a percentage of sales, gross margin was 49.9%, compared with 49.2% in the nine months ended November 2, 2024. The total gross margin rate increase was primarily driven by the following factors:

•
The favorable impact from lower product costing and higher pricing which contributed positively by approximately 270 basis points;
•
The favorable impact of lower discounting which contributed positively by approximately 90 basis points; partly offset by
•
The unfavorable impact from higher tariffs of approximately 190 basis points; and
•
The unfavorable impact of increased freight costs which contributed negatively by approximately 120 basis points.

Gain on sale of subsidiary for the nine months ended November 2, 2024 was $7,634 related to the sale of Rebecca Taylor. See Note 2 "Recent Transactions" to the Condensed Consolidated Financial Statements in this Quarterly Report for further information.

SG&A expenses for the nine months ended November 1, 2025 were $95,860, decreasing $4,381, or 4.4%, versus $100,241 for the nine months ended November 2, 2024. SG&A expenses as a percentage of sales were 44.3% and 47.0% for the nine months ended November 1, 2025 and November 2, 2024, respectively. The decrease in SG&A expenses compared to the prior fiscal year period was due primarily to approximately $6,000 of decreased compensation and benefits, due mainly to the ERC benefit of $5,613 which was recorded as a partial offset to compensation expense, and also a decrease in severance costs. Professional service fees also decreased by approximately $450 from the prior fiscal year period. These decreases in SG&A expenses were partially offset by increases in legal expenses of approximately $1,290 and marketing and advertising costs of approximately $1,090.

Interest expense, net decreased $2,306, or 46.3%, to $2,678 in the nine months ended November 1, 2025 from $4,984 in the nine months ended November 2, 2024 primarily due to lower levels of debt under the Third Lien credit facility.

Other (income) for the nine months ended November 1, 2025 relates to receipt of interest in connection with the ERC benefit. See Note 9 "Commitments and Contingencies" for further information.

Provision (benefit) for income taxes for the nine months ended November 1, 2025 was $2,060, consisting of $2,002 of ordinary tax expense recorded during the third quarter of fiscal 2025 and a discrete tax expense of $58 recorded during the second quarter of fiscal 2025 relating to interest received in connection with the ERC.

The benefit for income taxes was $1,681 for the nine months ended November 2, 2024. The benefit represents the discrete tax benefit recorded during the first quarter of fiscal 2024 primarily recognized from the reversal of a portion of the non-cash deferred tax liability related to the Company's equity method investment, which a portion can now be used as a source of income to support the realization of certain deferred tax assets related to the Company's net operating losses.

Equity in net income of equity method investment for the nine months ended November 1, 2025 and November 2, 2024 was income of $1,013 and $106, respectively, and was related to the Company's 25% membership interest in ABG Vince.

Performance by Segment

	Nine Months Ended
	November 1,	November 2,
(in thousands)	2025	2024
Net Sales:
Vince Wholesale	$127,067	$126,206
Vince Direct-to-consumer	89,233	87,296
Total segment and consolidated net sales	216,300	213,502

Income from operations:
Vince Wholesale	$44,889	$45,070
Vince Direct-to-consumer	588	(848)
Total segment income from operations	45,477	44,222
Rebecca Taylor and Parker (1)	—	7,633
Subtotal	45,477	51,855
Unallocated corporate (2)	(33,329)	(39,360)
Total income from operations	$12,148	$12,495

________

(1) Activity for the Rebecca Taylor and Parker reconciling item for the nine months ended November 2, 2024 primarily consists of the gain recognized on the sale of Rebecca Taylor.

(2) Unallocated corporate for the nine months ended November 1, 2025 includes the ERC benefit of $5,613. See Note 9 "Commitments and Contingencies" for further information.

Vince Wholesale

	Nine Months Ended
(in thousands)	November 1, 2025	November 2, 2024	$ Change
Net sales	$127,067	$126,206	$861
Income from operations	44,889	45,070	(181)

Net sales from our Vince Wholesale segment increased $861, or 0.7%, to $127,067 in the nine months ended November 1, 2025 from $126,206 in the nine months ended November 2, 2024, primarily due to increased shipments of off-price products, partially offset by a decrease in full-price shipments.

Income from operations from our Vince Wholesale segment decreased $181, or 0.4%, to $44,889 in the nine months ended November 1, 2025 from $45,070 in the nine months ended November 2, 2024, primarily driven by increased SG&A expenses, partially offset by increased sales and improved gross margin.

Vince Direct-to-consumer

	Nine Months Ended
(in thousands)	November 1, 2025	November 2, 2024	$ Change
Net sales	$89,233	$87,296	$1,937
Income (loss) from operations	588	(848)	1,436

Net sales from our Vince Direct-to-consumer segment increased $1,937, or 2.2%, to $89,233 in the nine months ended November 1, 2025 from $87,296 in the nine months ended November 2, 2024. Comparable sales, including e-commerce, increased $4,108 or 5.3%, due to an increase in both e-commerce and retail stores volume. Non-comparable sales, including Vince Unfold, which was exited in the first quarter of fiscal 2025, declined $2,171. Since November 2, 2024, one net store has closed bringing our total retail store count to 60 (consisting of 46 full price stores and 14 outlet stores) as of November 1, 2025, compared to 61 (consisting of 47 full price stores and 14 outlet stores) as of November 2, 2024.

Our Vince Direct-to-consumer segment had income from operations of $588 in the nine months ended November 1, 2025 compared to a loss from operations of $848 in the nine months ended November 2, 2024. The change was primarily driven by increased sales and an improved gross margin.

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

Operating Activities

	Nine Months Ended
(in thousands)	November 1, 2025	November 2, 2024
Operating activities
Net income	$9,983	$9,298
Add (deduct) items not affecting operating cash flows:
Depreciation and amortization	2,239	3,066
Provision for bad debt	428	(32)
Gain on sale of subsidiary	—	(7,634)
Loss on disposal of property and equipment	51	40
Amortization of deferred financing costs	274	239
Deferred income taxes	—	(1,346)
Share-based compensation expense	333	557
Capitalized PIK Interest	755	3,455
Equity in net income of equity method investment, net of distributions	1,731	2,593
Changes in assets and liabilities:
Receivables, net	(5,067)	(8,742)
Inventories	(16,670)	(4,992)
Prepaid expenses and other current assets	176	(2,072)
Accounts payable and accrued expenses	(7,102)	6,334
Other assets and liabilities	188	(1,397)
Net cash used in operating activities	$(12,681)	$(633)

Net cash used in operating activities during the nine months ended November 1, 2025 was $12,681, which consisted of net income of $9,983, impacted by non-cash items of $5,811 and cash used in working capital of $28,475. Net cash used in working capital primarily resulted from cash outflows of $16,670 due to an increase in inventories related to the timing of inventory receipts and increased costs due primarily to the impact of tariffs, cash outflows in accounts payable and accrued expenses due mainly to inventory purchases, and an increase in receivables driven by the timing of sales.

Net cash used in operating activities during the nine months ended November 2, 2024 was $633, which consisted of net income of $9,298, impacted by non-cash items of $938 consisting primarily of the gain on sale of subsidiary, and cash used in working capital of $10,869. Net cash used in working capital primarily resulted from cash outflows due to an increase in receivables driven by the timing of sales, an increase in inventories, and cash outflows in prepaid expenses and other current assets, partially offset by cash inflows in accounts payable and accrued expenses.

Investing Activities

	Nine Months Ended
(in thousands)	November 1, 2025	November 2, 2024
Investing activities
Payments for capital expenditures	$(4,165)	$(2,725)
Net cash used in investing activities	$(4,165)	$(2,725)

Net cash used in investing activities of $4,165 and $2,725 during the nine months ended November 1, 2025 and November 2, 2024, respectively, represents capital expenditures primarily related to retail store buildouts, including leasehold improvements and store fixtures.

Financing Activities

	Nine Months Ended
(in thousands)	November 1, 2025	November 2, 2024
Financing activities
Proceeds from borrowings under the Revolving Credit Facilities	$178,200	$164,300
Repayment of borrowings under the Revolving Credit Facilities	(162,050)	(161,170)
Tax withholdings related to restricted stock vesting	—	(56)
Proceeds from issuance of common stock, net of certain fees	1,295	21
Financing fees	(135)	(8)
Net cash provided by financing activities	$17,310	$3,087

Net cash provided by financing activities was $17,310 during the nine months ended November 1, 2025, primarily consisting of $16,150 of net borrowings under the Company's revolving credit facilities, and $1,295 of proceeds under the Virtu At-the-Market Offering during the third quarter of fiscal 2025 (see Note 7 - Stockholders' Equity).

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

No financing costs were incurred during the three and nine months ended November 1, 2025. The Company incurred $0 and $8 of financing costs during the three and nine months ended November 2, 2024, respectively. In fiscal 2024, the Company incurred $466 (of which $458 were incurred in connection with the P180 Acquisition) of financing costs. In accordance with ASC Topic 470, "Debt", these financing costs were recorded as deferred debt issuance costs (which is presented within Other assets on the Condensed Consolidated Balance Sheets) and are amortized over the term of the 2023 Revolving Credit Facility.

As of November 1, 2025, the Company was in compliance with applicable covenants. As of November 1, 2025, $47,255 was available under the 2023 Revolving Credit Facility, net of the Loan Cap, and there were $27,563 of borrowings outstanding and $6,191 of letters of credit outstanding under the 2023 Revolving Credit Facility. The weighted average interest rate for borrowings outstanding under the 2023 Revolving Credit Facility as of November 1, 2025 was 6.6%.

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

A summary of our critical accounting estimates is included in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of our 2024 Annual Report on Form 10-K. As of November 1, 2025, there have been no material changes to the critical accounting estimates contained therein.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of November 1, 2025.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended November 1, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company’s risk factors have not changed materially from those disclosed in its 2024 Annual Report on Form 10-K, other than as set forth below:

The following risk factor is amended and restated in its entirety to read as follows:

Failure to comply with laws and regulations could adversely impact our business.

We are subject to numerous domestic and international laws, regulations and advisories, including labor and employment, environmental, wage and hour, customs and tariffs, truth-in-advertising, consumer protection, data and privacy protection, and zoning and occupancy laws and ordinances that regulate retailers generally or govern the importation, promotion and sale of merchandise and the operation of stores and warehouse facilities, all of which may change from time to time. If these regulations were violated by our management, employees, vendors, independent manufacturers or partners, the costs of certain goods could increase, or we could experience delays in shipments of our products, be subject to fines or penalties, or suffer reputational harm, which could reduce demand for our merchandise and hurt our business and results of operations. In addition, we are subject to laws and regulations related to us being a public company, including the rules and regulations of the SEC and Nasdaq. Any violation of or not meeting compliance standards under such laws and regulations could impact our status as a public company, including our ability to continue being listed on Nasdaq. Moreover, changes in product safety or other consumer protection laws could lead to increased costs to us for certain merchandise, or additional labor costs associated with readying merchandise for sale. It is often difficult for us to plan and prepare for potential changes to applicable laws and future actions or payments related to such changes could be material to us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None of our directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended November 1, 2025, except as follows:

On September 29, 2025, Eugenia Ulasewicz, a member of the Company's Board of Directors, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) to sell up to 11,322 shares of common stock. Unless otherwise terminated pursuant to its terms, the plan will terminate on December 31, 2026, or when all shares under the plan are sold.

On December 10, 2025, pursuant to a previously disclosed arrangement relating to the P180 Note (as defined in Schedule 13D filed with the SEC by P180 Vince Acquisition Co. (“P180 Acquisition”) on January 29, 2025, as amended), P180 Acquisition forfeited and the Company cancelled 700,000 shares of the Company’s common stock. Following this forfeiture and cancellation, P180 Acquisition owned approximately 51.6% of the Company’s outstanding common stock.

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

Date		Vince Holding Corp.

December 10, 2025	By:	/s/ Yuji Okumura
Yuji Okumura
Chief Financial Officer
(as duly authorized officer, and principal financial officer)