Form 10-K
period 2026-01-31
VINCE HOLDING CORP.
filed 2026-04-16
CIK 1579157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2026

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

The aggregate market value of the registrant's Common Stock held by non-affiliates as of August 2, 2025, the last day of the registrant's most recently completed second quarter, was approximately $7.6 million based on a closing price per share of $1.52 as reported on the New York Stock Exchange on August 1, 2025. As of March 31, 2026, there were 12,847,294 shares of the registrant's Common Stock outstanding.

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

These forward-looking statements involve a number of risks and uncertainties, some of which are beyond our control, including, without limitation: changes to and unpredictability in the trade policies and tariffs imposed by the U.S. and the governments of other nations; general economic conditions; our ability to maintain adequate cash flow from operations or availability under our revolving credit facility to meet our liquidity needs; restrictions on our operations under our credit facilities; our ability to improve our profitability; our ability to maintain our larger wholesale partners; our ability to accurately forecast customer demand for our products; our ability to maintain the license agreement relating to the Vince brand with ABG Vince; ABG Vince's expansion of the Vince brand into other categories and territories; ABG Vince's approval rights and other actions; our ability to realize the benefits of our strategic initiatives; our ability to make lease payments when due; our ability to open retail stores under favorable lease terms and operate and maintain new and existing retail stores successfully; our operating experience and brand recognition in international markets; our ability to remediate the identified material weakness in our internal control over financial reporting; our ability to comply with domestic and international laws, regulations and orders; increased scrutiny regarding our approach to sustainability matters and environmental, social and governance practices; competition in the apparel and fashion industry; our ability to attract and retain key personnel; seasonal and quarterly variations in our revenue and income; the protection and enforcement of intellectual property rights relating to the Vince brand; the extent of our foreign sourcing; our reliance on independent manufacturers; our ability to ensure the proper operation of the distribution facilities by third-party logistics providers; fluctuations in the price, availability and quality of raw materials; the ethical business and compliance practices of our independent manufacturers; our ability to mitigate system or data security issues, such as cyber or malware attacks, as well as other major system failures; our ability to adopt, optimize and improve our information technology systems, processes and functions; our ability to comply with privacy-related obligations; our status as a "controlled company"; our status as a "smaller reporting company"; and other factors as set forth from time to time in our Securities and Exchange Commission filings, including those described in this Annual Report under the heading “Part I, Item 1A – Risk Factors”. We intend these forward-looking statements to speak only as of the date of this Annual Report and we do not undertake to update or revise them as more information becomes available, except as required by law.

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

We have a select number of wholesale partners who account for a significant portion of our net sales. In fiscal 2025 and fiscal 2024, sales to one wholesale partner, Nordstrom Inc., accounted for more than ten percent of the Company's net sales. These sales represented 26% of both fiscal 2025 and fiscal 2024 net sales.

We design our products in the U.S. and source the vast majority of our products from contract manufacturers outside the U.S., primarily in Asia.

The Company operates on a fiscal calendar widely used by the retail industry that results in a given fiscal year consisting of a 52 or 53-week period ending on the Saturday closest to January 31.

•
References to "fiscal year 2025" or "fiscal 2025" refer to the fiscal year ended January 31, 2026; and
•
References to "fiscal year 2024" or "fiscal 2024" refer to the fiscal year ended February 1, 2025.

Each of fiscal years 2025 and 2024 consisted of a 52-week period.

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

The Brand

Vince

Vince Holding Corp. is a global retail company that operates the Vince brand women’s and men’s ready to wear business. Vince, established in 2002, is a leading global luxury apparel and accessories brand best known for creating elevated yet understated pieces for every day effortless style. As of January 31, 2026 we operate 43 full-price retail stores, 12 outlet stores and the e-commerce site, vince.com. Vince is also available through premium wholesale channels globally.

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

Our direct-to-consumer business includes our company-operated retail and outlet stores and our e-commerce business. During fiscal 2025, we closed two net retail stores. The direct-to-consumer business also includes our e-commerce website, vince.com.

The following table details the number of Vince retail stores we operated for the past two fiscal years:

	Fiscal Year
	2025	2024
Beginning of fiscal year	57	63
Net (closed) opened	(2)	(6)
End of fiscal year	55	57

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

	Fiscal Year
(in thousands, except percentages)	2025	% of Total Net Sales	2024	% of Total Net Sales
Vince Wholesale	$165,740	55.2%	$165,349	56.3%
Vince Direct-to-consumer	134,267	44.8%	128,103	43.7%
Total net sales	$300,007	100.0%	$293,452	100.0%

Our Vince Wholesale segment is comprised of sales to major department stores and specialty stores in the U.S. and in select international markets.

Our Vince Direct-to-consumer segment includes our Vince company-operated retail and outlet stores and our Vince e-commerce business.

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

Sourcing and Manufacturing

We do not own or operate any manufacturing facilities. We contract for the purchase of finished goods with manufacturers who are responsible for the entire manufacturing process, including the purchase of piece goods and trim. Although we do not have long-term written contracts with manufacturers, we have long-standing relationships with a diverse base of vendors which we believe to be mutually satisfactory. We work with more than 40 manufacturers across 17 countries, with 31% of our products produced in China, 28% produced in Vietnam, and 17% produced in Peru in fiscal 2025. For cost and control purposes, we contract with select third-party vendors in the U.S. to produce a small portion of our merchandise.

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

Distribution Facilities

As of January 31, 2026, we operated out of three distribution centers, one located in the U.S., one in Hong Kong and one in Belgium.

Our warehouse in the U.S., located in California, is operated by a third-party logistics provider and includes dedicated space for fulfilling orders to support our wholesale partners, retail locations and e-commerce business and utilizes a warehouse management system that is fully customer and vendor compliant.

Our warehouse in Hong Kong is operated by a third-party logistics provider and supports our wholesale orders for international customers located primarily in Asia and the Middle East.

Our warehouse in Belgium is operated by a third-party logistics provider and supports our Vince wholesale orders for international customers located primarily in Europe and our Vince UK stores.

We believe we have sufficient capacity in our domestic and international distribution facilities to support our current and projected business.

Information Systems

During fiscal 2021, we completed the rollout of a new point of sale ("POS") system for the Vince brand to expand our omni-channel capabilities to promote direct-to-consumer growth and enhance the customer engagement and shopping experience. During fiscal 2022, we completed the implementation of a customer data platform and the front-end re-platforming of our Vince e-commerce website. In fiscal 2023 and 2024, we improved our cybersecurity environment through the implementation of true end-point protection and improved network infrastructure. Our continued strategy includes investing in customer-facing technologies to further expand our omni-channel capabilities and to further consolidate systems over time to create operational efficiencies and to achieve a common platform across the Company.

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

Human Capital

As of January 31, 2026, we had 558 employees, of which 332 were employed in our company-operated retail stores. Except for 2 employees in France, who are covered by collective bargaining agreements pursuant to French law, none of our employees are currently covered by a collective bargaining agreement and we believe our employee relations are good.

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

The U.S. tariff environment and trade policy has been and continues to be dynamic, and there is currently significant uncertainty regarding the future of trade relationships between the United States and many countries. For example, during fiscal 2025, the United States announced a new universal baseline tariff of 10%, plus additional country-specific tariffs for select trading partners, on all U.S.

imports. In February 2026, the U.S. Supreme Court invalidated tariffs imposed under the International Emergency Economic Powers Act and the United States subsequently imposed new tariffs on a temporary basis pursuant to alternative statutory authority. Accordingly, while certain recently imposed tariffs appear to have been suspended, modified or invalidated, the trade policy environment continues to evolve, and we cannot predict new or increased tariffs that may be implemented in the future. In addition, there may be ongoing uncertainty regarding the availability, timing and administration of any refund processes associated with tariffs that have been invalidated or otherwise modified, and there can be no assurance that we will be able to obtain refunds or that any refunds will be available to us in amounts or within timeframes that would meaningfully offset the impact of tariffs on our business. Accordingly, these tariffs and the fluidity with which they continue to be imposed, contested and enforced, significantly raise the per-unit cost of our products. While our responses to date have included further diversification of our sourcing base, strategic price increases, collaboration with partners across our network to help absorb increased costs, measured spending across the organization, actions to preserve our rights with respect to potential tariff refunds, and other cost-mitigation measures, the situation surrounding tariffs and U.S. trade policy remains uncertain and continues to rapidly evolve as ongoing uncertainty relating to international trade policy regulations, and the ability to recover any tariff refunds, as well as trade disputes, protectionist measures, and threats of a trade war persist. Accordingly, the overall impact on our business will depend on multiple factors, including the duration and potential expansion of current tariffs, future changes to tariff rates, scope, or enforcement, the ability to recover any tariff refunds, retaliatory measures by impacted exporting countries, inflationary effects and broader macroeconomic responses, changes to consumer purchasing behavior, and the effectiveness of our responses in managing these challenges. Because we cannot predict future trade policy in the United States and other countries, there is no assurance that we will be able to fully mitigate the financial and competitive impacts related to tariffs or other trade restrictions, any of which could have a material adverse effect on our business, liquidity and financial results.

General economic conditions in the U.S. and other parts of the world, including a weakening of the economy and restricted credit markets, can affect consumer confidence and consumer spending patterns.

The success of our operations depends on consumer spending. Consumer spending is impacted by a number of factors, including actual and perceived economic conditions affecting disposable consumer income, customer traffic within shopping and selling environments, business conditions, interest rates and availability of credit and tax rates in the general economy and in the international, regional and local markets in which our products are sold, including those resulting from inflation and other macroeconomic pressures in the United States and the global economy, particularly in light of the financial impacts of new retaliatory and/or reciprocal tariffs, as well as changing trade policies between the U.S. and its trading partners (including rising interest rates, fears of recession and continued market volatility and instability in the banking sector), health epidemics or pandemics, climate change, catastrophic events, such as war (including the armed conflicts between Ukraine and Russia and the Middle East, including the latest developments in Iran, and the related governmental and non-governmental global responses to such conflict), terrorist attacks, civil unrest, and other acts of violence. A worsening of the economy may negatively affect consumer and wholesale purchases of our products and could have a material adverse effect on our business, results of operations and financial conditions.

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

Our ability to comply with the covenants and other terms of our debt obligations, particularly in light of the financial impacts of new, retaliatory and/or reciprocal tariffs, as well as changing trade policies between the U.S. and its trading partners, will depend on our future operating performance. If we fail to comply with such covenants and terms, and are unable to cure such failure under the terms of our credit facilities, if applicable, we would be required to obtain additional waivers from our lenders to maintain compliance with our debt obligations. If we are unable to obtain any necessary waivers and the debt is accelerated, a material adverse effect on our financial condition and future operating performance would likely result.

We may be unable to improve our profitability.

We have enhanced our focus on driving profitability through disciplined inventory management, lower promotional activity, a pullback in the off-price channel, an improved gross margin profile and an optimized expense structure, including through our transformation program. However, our profitability is impacted by multiple factors, including royalty payments under the License Agreement as well as macroeconomic factors. In particular, in light of the financial impacts of changing trade policies between the

U.S. and its trading partners, our profitability could be significantly and adversely impacted. See “— Changes to and unpredictability in the trade policies and tariffs imposed by the U.S. government and the governments of other nations could materially affect our financial condition and results of operations.” As a result, there can be no assurance that we will continue to be successful in driving margin expansion and profitability to the extent required to positively impact our financial results and our profitability may not improve as intended.

A substantial portion of our revenue is derived from a small number of large wholesale partners, and the loss of, or other changes with, any of these wholesale partners could substantially reduce our total revenue.

We historically had and continue to have a small number of wholesale partners who account for a significant portion of our net sales. Our consolidated net sales to the full-price, off-price and e-commerce operations of our largest wholesale partner comprised 26% of our total revenue for fiscal 2025. We do not have formal written agreements with any of our wholesale partners and purchases generally occur on an order-by-order basis. A decision by any of our major wholesale partners, whether motivated by marketing strategy, competitive conditions, financial difficulties (including bankruptcy or liquidation) or otherwise, to significantly decrease the amount of merchandise purchased from us, or to change their manner of doing business with us, could substantially reduce our revenue and have a material adverse effect on our profitability. Furthermore, the foregoing could be exacerbated by the financial impacts on our wholesale partners of new retaliatory and/or reciprocal tariffs, as well as changing trade policies between the U.S. and its trading partners.

In addition, due to the concentration of and/or ownership changes in our wholesale partner base, our results of operations could be adversely affected if any of these wholesale partners fails to satisfy its payment obligations to us when due or no longer takes part in the distribution arrangements. Moreover, continued consolidation in the retail industry could further decrease the number of, or concentrate, our wholesale partner base, and financial difficulties (including bankruptcy or liquidation) of one of our major customers could result in reduced business and higher credit risk with respect to that customer. All of these changes could also decrease our opportunities in the market and decrease our negotiating strength with our wholesale partners. Furthermore, under the License Agreement, ABG Vince may remove any customer account that was pre-approved at the time of the closing of the Asset Sale if it believes using its good faith, commercially reasonable judgment, that such account is no longer consistent with the brand positioning for the Licensed Property or reject at its sole good faith discretion any new customer account we submit for its approval. If we lose any of our existing wholesale partners as a result of ABG Vince's decision to remove them, or if we are unable to expand our wholesale partnership or any addition of new wholesale partners is rejected by ABG Vince, our results of operations could be significantly and negatively impacted. These factors could have a material adverse effect on our business, financial condition, and operating results.

If we are unable to accurately forecast customer demand for our products, our results of operations could be materially impacted.

We stock our stores, and provide inventory to our wholesale partners, based on our or their estimates of future demand for particular products. Our inventory management and planning team determines the number of pieces of each product that we will order from our manufacturers based upon past sales of similar products, sales trend information and anticipated demand at our suggested retail prices. Our ability to accurately forecast demand for our products could be affected by many factors, including an increase or decrease in demand for our products or for products of our competitors, product introductions by competitors, unanticipated changes in general market conditions (including the ongoing fluidity of the U.S. tariff landscape as discussed above), and weakening of economic conditions or consumer confidence in future economic conditions. We cannot guarantee that we will be able to match supply with demand in all cases in the future, to produce sufficient levels of desirable product or to forecast demand accurately. In particular, the financial and competitive impacts resulting from new retaliatory and/or reciprocal tariffs, as well as changing trade policies between the U.S. and its trading partners, could significantly impact our ability to procure desirable products in appropriate categories to meet consumer demand or at prices that are satisfactory to customers. If we fail to accurately forecast customer demand, we may experience excess inventory levels or a shortage of products. Inventory levels in excess of customer demand may result in inventory write-downs or write-offs and the sale of excess inventory at discounted prices, which would negatively impact our gross margin. Conversely, if we underestimate customer demand for our products, our manufacturers may not be able to deliver products to meet our requirements, and this could harm our business. There can be no assurance that we will be able to successfully manage our inventory at a level appropriate for future customer demand.

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

Under the License Agreement, ABG Vince may produce and sell Vince products other than the Licensed Products and operate the Vince brand in Option Territories into which it may decide to enter in the future. ABG Vince may do so by granting additional licenses to other third parties. For example, since 2023, ABG Vince has granted certain third party licensees licenses to use the Licensed Property in the Territory to manufacture and distribute (i) men’s tailored clothing and related accessories across the US and Canada, (ii) handbags, small leather goods, and belts for men and women; (iii) baby layette products; and (iv) men’s and women’s swimwear and coverup products. We are unable to control the business strategies of ABG Vince relating to the expansion of the Vince brand outside of the license granted to us under the License Agreement, including how those strategies impact our own business strategies, the quality of products produced by other Vince brand licensees as well as how the overall Vince brand image may evolve. If there is a change in the parameters of the Vince brand's design, pricing, distribution, target market or competitive set as a result of the brand's expansion into other categories and territories, we may be unable to maintain our historical product design and marketing direction or appeal to the brand's customer base as originally intended and our results of operations could be materially and adversely affected.

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

Our business growth depends on the successful execution of our strategic initiatives. However, the continued success of our strategic initiatives depends on a number of factors, which historically included positioning our retail and e-commerce businesses for further strategic growth, particularly through enhancement of our customer data platform to create improved segmentation and personalization for an enhanced customer experience, expanding our presence internationally including in Asia and Europe, growing our men's business, properly identifying appropriate future growth opportunities, and other macroeconomic impacts on our business. However, there can be no assurance that these strategic initiatives will produce their intended positive results and, particularly in light of the financial impacts of new retaliatory and/or reciprocal tariffs, as well as changing trade policies between the U.S. and its trading partners, some or all of our strategic initiatives may become operationally infeasible or impractical. If we are unable to realize the benefits of the strategic initiatives, our financial conditions, results of operations and cash flows could be materially and adversely affected.

Our ability to continue to have the liquidity necessary to service our debt, meet contractual payment obligations, including royalty payments under the License Agreement (as defined below), and fund our operations, particularly in light of ongoing fluidity of the

U.S. tariff landscape, depends on many factors, including our ability to generate sufficient cash flow from operations, maintain adequate availability under our 2023 Revolving Credit Facility (as defined below) or obtain other financing.

Our ability to timely service our indebtedness, meet contractual payment obligations, including royalty payments under the License Agreement, and to fund our operations, particularly in light of the ongoing fluidity of the U.S. tariff landscape, will depend on our ability to generate sufficient cash, either through cash flows from operations, borrowing availability under the 2023 Revolving Credit Facility or other financing, and our ability to access the capital markets if other sources of financing are unavailable on acceptable terms. While we expect to meet our monthly Excess Availability (as defined in the 2023 Revolving Credit Facility Agreement) covenant and believe that our other sources of liquidity will generate sufficient cash flows to meet our obligations for the next twelve months, the foregoing expectation is dependent on a number of factors, including, among others, our ability to generate sufficient cash flow from operations, our ongoing ability to manage our operating obligations, the ability of our partners to satisfy their payment obligations to us when due, the results of any future inventory valuations and the potential borrowing restrictions imposed by our lenders based on their credit judgment, all of which could be significantly and negatively impacted by new, retaliatory and/or reciprocal tariffs, as well as changing trade policies between the U.S. and its trading partners, in addition to other macroeconomic factors. Any such negative impact could materially and negatively impact our borrowing capacity. In the event that we are unable to timely service our debt, meet other contractual payment obligations or fund our other liquidity needs, we may need to refinance all or a portion of our indebtedness before maturity, seek waivers of or amendments to our contractual obligations for payment, reduce or delay scheduled expansions and capital expenditures, liquidate inventory through additional discounting, sell material assets or operations or seek other financing opportunities. There can be no assurance that these options would be readily available to us and our inability to address our liquidity needs could materially and adversely affect our operations and jeopardize our business, financial condition and results of operations, including a default under the 2023 Revolving Credit Facility which could result in all amounts outstanding under such facility becoming immediately due and payable. See “— Changes to and unpredictability in the trade policies and tariffs imposed by the U.S. government and the governments of other nations could materially affect our financial condition and results of operations.”

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

Payments under these leases account for a significant portion of our selling, general and administrative expenses. For example, as of January 31, 2026, we were a party to 59 operating leases associated with our retail stores and our office and showroom spaces requiring future minimum lease payments of $22,805 in the aggregate through fiscal 2026 and $105,435 thereafter. Any new retail stores leased by us under operating leases will further increase our operating lease expenses, and some of those stores may require significant capital expenditures. We depend on cash flows from operations to pay our lease expenses and to fulfill our other cash needs. Particularly in light of the financial impacts of new retaliatory and/or reciprocal tariffs, as well as changing trade policies between the U.S. and its trading partners, if our business does not generate sufficient cash flow from operating activities, and sufficient funds are not otherwise available to us from borrowings under our credit facilities or from other sources, we may not be able to service our operating lease expenses, grow our business, respond to competitive challenges or fund our other liquidity and capital needs, which would harm our business. In addition, we may remain obligated under the applicable lease for, among other things, payment of the base rent for the remaining lease term, even after the space is exited or otherwise closed (such as our temporary store closures resulting from the COVID-19 pandemic). Such costs and obligations related to the early or temporary closure of our stores or termination of our leases could have a material adverse effect on our business, results of operations, and financial condition.

If an existing or future store is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease including, among others, paying the base rent for the balance of the lease term if we cannot negotiate a mutually acceptable termination payment. In fiscal 2026, 8 of our existing store leases are scheduled to expire in accordance with their respective terms. As our leases expire, we may fail to negotiate renewals, either on commercially acceptable terms or at all, or to find a suitable alternative location, which could cause us to close stores in desirable locations or in the case of office leases, incur costs in relocating our office space.

We may be unable to open retail stores in select locations under favorable lease terms and operate and maintain our new and existing retail stores successfully, which could materially and adversely affect our financial condition and results of operations.

We continue to seek retail opportunities in targeted streets or malls with desirable size and adjacencies, typically near luxury retailers that we believe are consistent with our key customers' demographics and shopping preferences, and seek to negotiate favorable leases. The success of this strategy depends on a number of factors, including the identification of suitable markets and sites, negotiation of acceptable lease terms while securing those favorable locations, including desired term, rent and tenant improvement allowances, and if entering a new market, the timely achievement of brand awareness and proper evaluation of the market, affinity and purchase intent in that market, as well as our business condition in funding the opening and operations of stores. In addition, under the License Agreement, we are required to maintain a minimum number of retail locations as well as obtain prior approval from ABG Vince with respect to new retail locations which may be provided at its sole good faith discretion. We may be unable to open new retail locations as intended if ABG Vince chooses to withhold such approval. Furthermore, we may not be able to maintain the successful operation of our retail stores if the areas around our existing retail locations undergo changes that result in reductions in customer foot traffic or otherwise render the locations unsuitable, such as economic downturns in the area (particularly in light of the financial impacts of new retaliatory and/or reciprocal tariffs, as well as changing trade policies between the U.S. and its trading partners), changes in demographics and customer preferences, and the closing or decline in popularity of adjacent stores.

As of January 31, 2026, we operated 55 stores, including 41 company-operated Vince full-price stores and 12 company-operated Vince outlet stores throughout the United States and 2 company-operated Vince full price stores in the United Kingdom.

Our limited operating experience and brand recognition in international markets may delay our expansion strategy and cause our business and growth to suffer.

We face risks with respect to our strategy to expand internationally, including our efforts to further expand our business in Asia and Europe through company-operated locations, wholesale arrangements as well as with international partners. Our current operations are based largely in the U.S., with international wholesale sales representing approximately 7% of net sales for fiscal 2025. Therefore, we have a limited number of customers and experience in operating outside of the U.S. We also do not have extensive experience with regulatory environments and market practices outside of the U.S. and cannot guarantee that we will be able to penetrate or successfully operate in any market outside of the U.S. Many of these markets also have different operational characteristics, including employment and labor regulations, transportation, logistics, real estate (including lease terms) and local reporting or legal requirements, and the impact on the international markets remains unclear. In addition, changes in regulatory, geopolitical, social or economic policies, particularly in light of the financial impacts of new retaliatory and/or reciprocal tariffs, as well as changing trade policies between the U.S. and its trading partners, may present further barriers to expanding in international markets, including China and other neighboring countries in Asia. Furthermore, pursuant to the License Agreement, our exclusive license to operate the Vince brand may be limited by the terms of the License Agreement. Some of the regions in which we currently operate are designated as Option Territories, including the Middle East and Latin America. If Authentic chooses to operate in these Option Territories, we become unable to directly operate in those areas.

We have identified a material weakness in our internal control over financial reporting that could, if not remediated, result in material misstatements in our financial statements.

A material weakness continued to exist relating to our internal control over financial reporting which was previously identified in fiscal 2016. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of an entity's financial statements will not be prevented or detected on a timely basis. The material weakness will not be remediated until all necessary internal controls have been implemented, tested and determined to be operating effectively. In addition, we may need to take additional measures to address such material weakness or modify the planned remediation steps, and we cannot be certain that the measures we have taken, and expect to take, to improve our internal controls will be sufficient to address the issues identified, to ensure that our internal controls are effective or to ensure that the identified material weakness will not result in a material misstatement of our consolidated financial statements. Moreover, other material weaknesses or deficiencies may develop or be identified in the future. If we are unable to correct material weaknesses or deficiencies in internal controls in a timely manner, our ability to record, process, summarize and report financial information accurately and within the time periods specified in the rules and forms of the Securities and Exchange Commission, will be adversely affected. This failure could negatively affect the market price and trading liquidity of our common stock, cause investors to lose confidence in our reported financial information, subject us to civil and criminal investigations and penalties, and otherwise materially and adversely impact our business and financial condition.

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

We are subject to numerous domestic and international laws, regulations and advisories, including labor and employment, environmental, wage and hour, customs and tariffs, truth- in-advertising, consumer protection, data and privacy protection, and zoning and occupancy laws and ordinances that regulate retailers generally or govern the importation, promotion and sale of merchandise and the operation of stores and warehouse facilities, all of which may change from time to time. If these regulations were violated by our management, employees, vendors, independent manufacturers or partners, the costs of certain goods could increase, or we could experience delays in shipments of our products, be subject to fines or penalties, or suffer reputational harm, which could reduce demand for our merchandise and hurt our business and results of operations. In addition, we are subject to laws and regulations related to us being a public company, including the rules and regulations of the Securities and Exchange Commission and The Nasdaq Stock Market LLC ("Nasdaq"). Any violation of or not meeting compliance standards under such laws and regulations could impact our status as a public company, including our ability to continue being listed on Nasdaq. Moreover, changes in product safety or other consumer protection laws could lead to increased costs to us for certain merchandise, or additional labor costs associated with readying merchandise for sale. It is often difficult for us to plan and prepare for potential changes to applicable laws and future actions or payments related to such changes could be material to us.

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

Competition, along with such other factors as consolidation within the retail industry and changes in consumer spending patterns, could also result in significant pricing pressure and cause the sales environment to be more promotional, as it has been in recent years, impacting our financial results. For instance, we operated through a highly promotional sales environment during fiscal 2022 which had a negative impact on our operating results. If promotional pressure were to return, either through actions of our competitors or through customer expectations, this may cause a reduction in our sales and gross margins and could have a material adverse effect on our business, financial condition and operating results.

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

In fiscal 2025 we worked with more than 40 manufacturers across 17 countries, with 31% of our costs related to products produced in China, 28% produced in Vietnam, and 17% produced in Peru in fiscal 2025. A manufacturing contractor's failure to ship products to us in a timely or cost-effective manner or to meet the required quality standards could cause us to miss the delivery date requirements of our customers for those items. The failure to make timely deliveries may cause customers to cancel orders, refuse to accept deliveries or demand reduced prices, any of which could have a material adverse effect on us. As a result of the magnitude of our foreign sourcing, our business is subject to the following additional risks:

•
imposition of duties, taxes, tariffs and other charges on imports, and regulations, quotas, bans and other trade restrictions relating to imports (particularly in light of the financial impacts of new retaliatory and/or reciprocal tariffs, as well as changing trade policies between the U.S. and its trading partners), as further discussed below;
•
imposition of regulations, quotas and other trade restrictions relating to imports, including quotas imposed by bilateral textile agreements between the U.S. and foreign countries;
•
currency exchange rates, including decreases in the value of the U.S. dollar relative to foreign currencies, which could increase the cost of products we purchase from foreign suppliers;
•
political and economic instability in countries or regions, especially Asia and in connection with armed conflict (such as conflicts between Ukraine and Russia and the Middle East, including the latest developments in Iran), including heightened terrorism, diplomatic and other security concerns, which could subject imported or exported goods to additional or more frequent inspections, leading to delays in deliveries or impoundment of goods;

•
fluctuations in the price of oil and increases in the costs of fuel, travel and transportation, both related and unrelated to the armed conflict between Ukraine and Russia and the Middle East, including the latest developments in Iran, and demand for freight services at a time of reduced ocean freight capacity;
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

Furthermore, to date, the current U.S. Administration has imposed, and continues to propose to impose, additional tariffs on all U.S. imports, which significantly raises the per-unit cost of our products. While we have implemented and continue to implement certain strategies to mitigate such impact, including further diversification of our sourcing base to mitigate some negative macroenvironmental impact of a particular region such as China, executing such diversification is and will be time consuming, may be difficult or impracticable for many products, may result in further increases in our per-unit costs and/or may negatively impact the quality of our products. Any increase in the prices of our products and/or decline in the quality of our products could in turn negatively impact the demand for our products and negatively impact our business and results of operations. See “Changes to and unpredictability in the trade policies and tariffs imposed by the U.S. government and the governments of other nations could materially affect our financial condition and results of operations.”

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

We generally do not have long-term written agreements with any independent manufacturers. As a result, any single manufacturing contractor could unilaterally terminate its relationship with us at any time or attempt to change historical terms of engagement, such as demanding accelerated payment terms, all and any of such actions by a manufacturing contractor could disrupt our supply chain strategies and our operations. Our top five manufacturers accounted for the production of approximately 58% of our finished products during fiscal 2025. Supply disruptions from these manufacturers (or any of our other manufacturers) could have a material adverse effect on our ability to meet customer demands if we are unable to source suitable replacement materials at acceptable prices or at all. Moreover, alternative manufacturers, if available, may not be able to provide us with products or services of a comparable quality, at an acceptable price or on a timely basis.

Furthermore, as we continue to pursue diversification of our sourcing base, particularly in light of the financial impacts of new retaliatory and/or reciprocal tariffs, as well as changing trade policies between the U.S. and its trading partners, we may replace one or more of our vendors and also enter into relationships with new manufacturers. Identifying suitable suppliers is an involved process that requires us to become satisfied with their quality control, responsiveness and service, financial stability and labor and other responsible and/or ethical business practices. There can be no assurance that there will not be a disruption in the supply of our products from independent manufacturers or that any new manufacturers will be successful in producing our products in a manner we expected, and as a result, our business and financial results could be negatively affected.

Problems with our distribution process could materially harm our ability to meet customer expectations, manage inventory, complete sale transactions, and achieve targeted operating efficiencies.

In the U.S., we rely on a distribution facility operated by a third-party logistics provider in California. Our ability to meet the needs of our wholesale partners and our own direct-to-consumer business depends on the proper operation of this distribution facility. Because substantially all of our products are distributed from one state, our operations could be interrupted by labor difficulties, by floods, fires, earthquakes or other natural disasters and health crises and pandemics, at or near such facility, or by the indirect effects of macroeconomic events, such as new and retaliatory and/or reciprocal tariffs and fluctuating oil prices and rising fuel costs. For example, a majority of our ocean shipments go through the ports in California, which are subject to significant processing delays, particularly in light of the financial impacts of new, retaliatory and/or reciprocal tariffs, as well as changing trade policies between the U.S. and its trading partners, which in turn results not only in shipment disruptions but also in significantly increased freight costs. We also have warehouses overseas, including in Hong Kong and Belgium, operated by third-party logistics providers, supporting our wholesale orders for customers located primarily in the nearby regions. Disruptions at any of these facilities located outside the U.S. (including disruptions related to tariff risks and the armed conflict between Ukraine and Russia and the Middle East, including the latest developments in Iran) could also materially and negatively impact our business.

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

Fluctuations in the price, availability and quality of the fabrics or other raw materials, particularly cotton, silk, leather and synthetics used in our manufactured apparel, could have a material adverse effect on cost of sales or our ability to meet customer demands. The prices of fabrics depend largely on the market prices of the raw materials used to produce them. The price and availability of the raw materials and, in turn, the fabrics used in our apparel may fluctuate significantly, depending on many factors, including crop yields, weather patterns, labor costs and changes to and fluctuations in oil and fuel prices as well as other economic factors, particularly in light of the financial impacts of new, retaliatory and/or reciprocal tariffs, as well as changing trade policies between the U.S. and its trading partners, and the armed conflict between Ukraine and Russia and the Middle East, including the latest developments in Iran. We may not be able to create suitable design solutions that utilize raw materials with attractive prices or, alternatively, to pass higher raw materials prices and related transportation costs (including increased costs related to fluctuations in global oil and fuel prices) on to our customers. We are not always successful in our efforts to protect our business from the volatility of the market price of raw materials, and our business can be materially affected by dramatic movements in prices of raw materials. The ultimate effect of this change on our earnings cannot be quantified, as the effect of movements in raw materials prices on industry selling prices are uncertain, but any significant increase in these prices could have a material adverse effect on our business, financial condition and operating results.

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

From time to time, we are subject to system or data security problems, including viruses and bugs as well as security issues created by third-party software and applications, employee errors and malfeasance and other various causes. None of these incidents has resulted in any data or information breaches or any other material impact to our financial results. There is no assurance, however, that we would not be subject to material security problems in the future, including cyber or malware attacks, including as an indirect result of our ability to direct sufficient human and capital resources towards systems and data security, malicious actors using artificial intelligence to carry out more sophisticated attacks and increasing the potential for harm, changes to domestic and international regulations or other policies or the armed conflicts between Ukraine and Russia and the Middle East, including the latest developments in Iran, and we could incur significant expenses or disruptions of our operations in connection with resulting system failures or data and information breaches. The increased use of smartphones, tablets, and other wireless devices, as well as the hybrid and remote work environments, and advancements in and increasing business integration of artificial intelligence may also heighten these and other operational risks. The costs to us to eliminate or alleviate security problems, viruses and bugs could be significant, and the efforts to address these problems could result in interruptions, delays or cessation of service that may impact our reputation and/or impede our sales, distribution or other critical functions. Furthermore, any security issues that involve the compromise of personal information of our customers or employees could subject us to litigation and/or penalties and harm our reputation, materially and adversely affecting our business and growth. We also do not control our third-party service providers and cannot guarantee that no electronic or physical computer break-ins and security breaches will occur in the future, nor can we guarantee that any loss we experience can be recovered from such third-party service providers. Lastly, in the case of a disaster affecting our information technology systems, we may experience delays in recovery of data, inability to perform vital corporate functions, tardiness in required reporting and compliance, failures to adequately support our operations and other breakdowns in normal communication and operating procedures that could materially and adversely affect our financial condition and results of operations.

We are continuing to adopt, optimize and improve our information technology systems, processes, and functions. If these systems, processes, and functions do not operate successfully, our business, financial condition, results of operations and cash flows could be materially harmed.

We continue to optimize and improve our information technology environment. For example, in fiscal 2022, we completed the implementation of a customer data platform and the front-end re-platforming of our Vince e-commerce website and in fiscal 2023 and 2024, we improved our cybersecurity environment through the implementation of true end-point protection and improved network infrastructure. We plan to progress these strategies, including investing in customer facing technologies to further expand our omni-channel capabilities and to further consolidate and upgrade systems over time to create operational efficiencies and to achieve a common platform across the Company. If we fail in our efforts to continue adopting, optimizing and improving these systems, processes and functions as currently planned or fail to effectively utilize technological advancements in areas such as artificial intelligence and data analytics, we could incur further disruptions to our business and operations, including lost e-commerce sales, a negative mobile experience for our customers, deficiencies or weaknesses in our internal controls, as well as additional costs to replace those systems and functions.

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

On January 22, 2025, P180 acquired a majority stake of our outstanding common stock from affiliates of Sun Capital Partners, Inc. and as of April 15, 2026, P180 owned approximately 51% of our outstanding common stock. Additionally, Brendan Hoffman, our Chief Executive Officer, also serves as chairman of the board of directors of P180, Inc., which directly and wholly owns P180. P180 could control matters requiring stockholder approval, including the election of directors, amendments to our amended and restated certificate of incorporation, and approval of significant corporate actions that require the vote of stockholders, and P180, as well as Mr. Hoffman, have significant influence over our management and policies. While we believe we have taken steps to align the interests of P180 as well as Mr. Hoffman with the interests of the Company and/or our other stockholders, it is possible that, in certain circumstances as P180 makes operational decisions for itself, including litigation activities and tax determinations, its interests may conflict with our interests and the interests of our other stockholders, including you. Further, because P180 controls a majority of the voting power of our outstanding common stock, we are a “controlled company” within the meaning of the corporate governance standards of Nasdaq. Although we currently do not rely upon the "controlled company" exception to the board of directors and committee independence requirements under the rules of Nasdaq, we could elect to do so in the future and in such event, you would not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of Nasdaq.

Additionally, if we issue additional shares of our common stock in the future, P180 could cease to control a majority of the voting power of our outstanding common stock, and we may lose “controlled company” status within the meaning of the rules of Nasdaq and our ability to rely in the future upon the “controlled company” exception to Nasdaq’s board of directors and committee independence requirements. Any change in our Board of Directors and committee membership may result in a change in corporate strategy and operation philosophies, and may result in deviations from our current corporate strategies.

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

Cybersecurity Governance

Our Board of Directors and Audit Committee are actively engaged in the oversight of our information security program, including the Company’s technology and information security policies and practices, the internal controls relating to information security, and the steps taken by management to identify, monitor, and control any risk exposures. Our management has general responsibility for day-to-day implementation of our information technology, cybersecurity, and privacy strategies and policies, including deployment and use of security tools, applications, and employee training. Role or project specific employee training, as well as other training, may also occur, as needed. Our cybersecurity risk management and strategy processes, which are discussed in greater detail above, are led by our Chief Administrative Officer and our Senior Vice President of Operations and Technology, who are assisted by other members of our senior management team. The team engaged in the cybersecurity risk management process has risk management backgrounds, certifications, and/or cyber experience in prior professional roles and at the Company. The team also maintains expertise on cyber risk management through third party consultants, external training, and affiliations with relevant organizations.

Given the importance of information security to our customers, employees, suppliers and other partners, our Board and/or the Audit Committee receives reports as needed from the Chief Administrative Officer on cybersecurity-related matters, including the status of projects to strengthen our security systems and to improve our cyber threat readiness, as well as on the existing and emerging cyber threat landscape and our program for managing these security risks.

ITEM 2. PROPERTIES.

The following table sets forth the location, use and size of our significant corporate facilities and showrooms as of January 31, 2026, all of which are leased under various agreements expiring at various times through fiscal 2035, subject to renewal options.

Location	Use	Approximate Square Footage
New York, NY	Corporate Office	49,492
Los Angeles, CA	Vince Design Studio	28,541
Paris, France	Vince Showroom	4,209

As of January 31, 2026, we leased 133,986 gross square feet related to our 55 company-operated Vince retail stores. Although certain recent leases are subject to shorter terms as a result of the implementation of our strategy to pursue shorter lease terms when evaluating certain markets, some of our leases have initial terms of 10 years, and in some instances, can be extended for an additional term. Substantially all of our leases require a fixed annual rent, and most require the payment of additional rent if store sales exceed a negotiated amount. Most of our leases are "net" leases, which require us to pay all of the cost of insurance, taxes, maintenance, and utilities. Although we generally cannot cancel these leases at our option, certain of our leases allow us, and in some cases, the lessor, to terminate the lease if we do not achieve a specified gross sales threshold.

The following store list shows the location, opening date, type, and size of our company-operated retail locations as of January 31, 2026:

Vince Locations	State	Opening Date	Type	Gross Square Feet	Selling Square Feet
Washington St. (New York)	NY	February 3, 2009	Street	1,850	1,150
Prince St. (Nolita - New York)	NY	July 25, 2009	Street	2,002	1,356
Geary Street (San Francisco)	CA	October 15, 2009	Street	1,895	1,408
East Oak Street (Chicago)	IL	October 1, 2010	Street	2,590	1,371
Madison Ave. (New York)	NY	August 3, 2012	Street	5,002	2,200
Westport (Westport)	CT	March 28, 2013	Street	1,801	1,344
Greenwich (Greenwich)	CT	July 19, 2013	Street	2,463	1,724
Mercer St. (Soho - New York)	NY	August 22, 2013	Street	4,500	3,080
Columbus Ave. (Upper West Side - New York)	NY	December 18, 2013	Street	4,465	3,126
Newbury St. (Boston)	MA	May 24, 2014	Street	4,124	3,100
Walnut St. (Philadelphia)	PA	August 4, 2014	Street	3,250	2,000
Abbot Kinney (Los Angeles)	CA	September 26, 2015	Street	1,990	1,815
Melrose (West Hollywood)	CA	October 15, 2017	Street	1,932	1,554
Draycott (London, United Kingdom)		September 18, 2019	Street	1,582	1,087
Fifth Ave. (New York)	NY	September 20, 2019	Street	2,820	1,948
East Hampton (East Hampton)	NY	February 6, 2021	Street	1,830	1,290
Knox Street (Dallas)	TX	September 17, 2021	Street	1,802	1,280
Brentwood (Santa Monica)	CA	February 6, 2025	Street	1,409	1,104
Marylebone (London, United Kingdom)		May 31, 2025	Street	3,150	661
Total Street (19)				50,457	32,598
Malibu County Mart (Malibu)	CA	August 9, 2009	Lifestyle Center	1,298	1,070
Town Center at Boca Raton (Boca Raton)	FL	October 13, 2009	Mall	1,206	1,013
Stanford Shopping Center (Palo Alto)	CA	September 17, 2010	Lifestyle Center	2,028	1,391
Fashion Island (Newport Beach)	CA	May 20, 2011	Lifestyle Center	2,317	1,642
Chestnut Hill (Chestnut Hill)	MA	July 25, 2014	Lifestyle Center	2,357	1,886
Merrick Park (Coral Gables)	FL	April 30, 2015	Lifestyle Center	2,022	1,482
DC City Center (Washington)	DC	April 30, 2015	Lifestyle Center	3,202	2,562
Scottsdale Quarter (Scottsdale)	AZ	May 15, 2015	Lifestyle Center	2,753	2,200
River Oaks (Houston)	TX	October 1, 2015	Lifestyle Center	2,154	1,626
The Grove (Los Angeles)	CA	May 23, 2016	Lifestyle Center	2,717	2,174
Somerset Collection (Troy)	MI	May 27, 2016	Mall	2,000	1,533
Fashion Valley (San Diego)	CA	August 25, 2016	Lifestyle Center	1,644	1,300
Hawaii (Honolulu)	HI	May 25, 2017	Mall	1,828	1,371
El Paseo Village (Palm Desert)	CA	April 26, 2018	Lifestyle Center	2,615	2,002
Waterside Shops (Naples)	FL	May 24, 2018	Mall	1,723	1,315
Aventura Mall (Aventura)	FL	April 5, 2019	Mall	1,873	1,280
Santana Row (San Jose)	CA	August 8, 2019	Lifestyle Center	2,295	1,517
The Shops at Riverside (Hackensack)	NJ	February 27, 2020	Mall	2,843	2,296
Southpark (Charlotte)	NC	May 21, 2021	Mall	2,588	1,875
Roosevelt Field (Garden City)	NY	August 6, 2021	Mall	2,987	1,921
Cherry Creek (Denver)	CO	August 20, 2021	Mall	3,000	2,157
Boston Seaport (Boston)	MA	May 13, 2022	Lifestyle Center	1,820	1,386
Nashville (Nashville)	TN	September 5, 2025	Lifestyle Center	1,759	1,357
Roseville (Sacramento)	CA	October 3, 2025	Mall	1,700	1,300
Total Mall and Lifestyle Centers (24)				52,729	39,656
Total Full-Price (43)				103,186	72,254
Cabazon Premium (Cabazon)	CA	November 11, 2011	Outlet	3,250	2,000
Riverhead (Riverhead)	NY	November 30, 2012	Outlet	2,500	2,000
Fashion Outlets of Chicago (Rosemont)	IL	August 1, 2013	Outlet	2,655	2,167
Seattle Premium (Tulalip)	WA	August 30, 2013	Outlet	2,214	1,550
Las Vegas (Las Vegas)	NV	October 3, 2013	Outlet	2,028	1,420
San Marcos (San Marcos)	TX	October 10, 2014	Outlet	2,433	1,703
Carlsbad Premium (Carlsbad)	CA	October 24, 2014	Outlet	2,453	1,717
Camarillo Premium (Camarillo)	CA	February 1, 2015	Outlet	3,001	2,101
San Francisco Premium (Livermore)	CA	August 13, 2015	Outlet	2,485	1,753
Woodbury Commons (Central Valley)	NY	November 6, 2015	Outlet	2,289	1,831
Sawgrass Mills (Sunrise)	FL	December 4, 2015	Outlet	2,866	2,326
Leesburg (Leesburg)	VA	June 11, 2021	Outlet	2,626	2,042
Total Outlets (12)				30,800	22,610

Total Vince Stores (55)	133,986	94,864

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock trades on Nasdaq under the symbol "VNCE".

Record Holders

As of March 31, 2026, there were four holders of record of our common stock.

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

We did not repurchase any shares of common stock during the three months ended January 31, 2026.

Unregistered Sales of Equity Securities

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our fiscal year ends on the Saturday closest to January 31. Fiscal years 2025 and 2024 ended on January 31, 2026 ("fiscal 2025") and February 1, 2025 ("fiscal 2024"), respectively. Fiscal 2025 and 2024 consisted of 52 weeks. The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report. All amounts disclosed are in thousands except store counts, share and per share data and percentages.

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

Vince, established in 2002, is a leading global luxury apparel and accessories brand best known for creating elevated yet understated pieces for every day effortless style. As of January 31, 2026, we operate 43 full-price retail stores, 12 outlet stores and the e-commerce site, vince.com. Vince is also available through premium wholesale channels globally.

On April 21, 2023 the Company entered into a strategic partnership ("Authentic Transaction") with Authentic Brands Group, LLC ("Authentic"), a global brand development, marketing and entertainment platform, whereby the Company contributed its intellectual property to a newly formed Authentic subsidiary ("ABG Vince") for cash consideration and a membership interest in ABG Vince. The Company closed the Asset Sale on May 25, 2023. On May 25, 2023, in connection with the Authentic Transaction, V Opco, entered into a License Agreement (the "License Agreement") with ABG Vince, which provides V Opco with an exclusive, long-term license to use the Licensed Property in the Territory to the Approved Accounts (each as defined in the License Agreement). See Note 2 "Significant Transactions" to the Consolidated Financial Statements in this Annual Report for additional information.

On January 22, 2025, P180 Vince Acquisition Co., a subsidiary of P180, Inc., a venture focused on accelerating growth and profitability in the luxury apparel sector, acquired a majority stake in the Company (the “P180 Acquisition”) from affiliates of Sun Capital Partners, Inc. (collectively, “Sun Capital”).

Rebecca Taylor, founded in 1996 in New York City, was a contemporary womenswear line lauded for its signature prints, romantic detailing and vintage inspired aesthetic, reimagined for a modern era. On September 12, 2022, the Company announced its decision to wind down the Rebecca Taylor business. On December 22, 2022, the Company's indirectly wholly owned subsidiary, Rebecca Taylor, Inc., completed the sale of its intellectual property and certain related ancillary assets to RT IPCO, LLC, an affiliate of Ramani Group. On May 3, 2024, V Opco completed the sale of all outstanding shares of Rebecca Taylor, Inc. to Nova Acquisitions, LLC. See Note 2 "Significant Transactions" within the notes to the Consolidated Financial Statements in this Annual Report for further information.

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

Fiscal 2025 Compared to Fiscal 2024

The following table presents, for the periods indicated, our operating results as a percentage of net sales as well as earnings (loss) per share data:

	Fiscal Year
	2025		2024
		% of Net		% of Net
(in thousands, except per share data and percentages)	Amount	Sales	Amount	Sales	Amount	Percent
Statements of Operations:
Net Sales	$300,007	100.0%	$293,452	100.0%	$6,555	2.2%
Cost of products sold	150,864	50.3%	148,273	50.5%	2,591	1.7%
Gross profit	149,143	49.7%	145,179	49.5%	3,964	2.7%
Impairment of goodwill	—	0.0%	31,973	10.9%	(31,973)	*
Gain on sale of subsidiary	—	0.0%	(7,634)	(2.6)%	7,634	*
Selling, general and administrative expenses	139,905	46.6%	138,016	47.0%	1,889	1.4%
Income (loss) from operations	9,238	3.1%	(17,176)	(5.9)%	26,414	(153.8)%
Interest expense, net	3,426	1.1%	6,569	2.2%	(3,143)	(47.8)%
Other income, net	(1,560)	(0.5)%	(344)	(0.1)%	(1,216)	*
Income (loss) before income taxes and equity in net income of equity method investment	7,372	2.5%	(23,401)	(8.0)%	30,773	(131.5)%
Provision (benefit) for income taxes	2,584	0.9%	(3,642)	(1.3)%	6,226	(171.0)%
Income (loss) before equity in net income of equity method investment	4,788	1.6%	(19,759)	(6.7)%	24,547	(124.2)%
Equity in net income of equity method investment	1,590	0.5%	712	0.2%	878	123.3%
Net income (loss)	$6,378	2.1%	$(19,047)	(6.5)%	$25,425	(133.5)%
Earnings (loss) per share:
Basic earnings (loss) per share	$0.49		$(1.51)
Diluted earnings (loss) per share	$0.49		$(1.51)

(*) Not meaningful

Net sales for fiscal 2025 were $300,007, increasing $6,555, or 2.2%, versus $293,452 for fiscal 2024.

Gross profit increased $3,964, or 2.7%, to $149,143 in fiscal 2025 from $145,179 in fiscal 2024. As a percentage of sales, gross margin was 49.7%, compared with 49.5% in the prior year. The total gross margin rate increase was primarily driven by the following factors:

•
The favorable impact from higher pricing, which contributed positively by approximately 340 basis points;
•
The favorable impact of lower discounting, which contributed positively by approximately 70 basis points; partially offset by
•
The unfavorable impact from higher tariffs of approximately 250 basis points; and
•
The unfavorable impact of increased freight and distribution and handling costs, which contributed negatively by approximately 130 basis points.

Impairment of goodwill for fiscal 2024 was $31,973.

Gain on sale of subsidiary for fiscal 2024 was $7,634 related to the sale of Rebecca Taylor. See Note 2 "Significant Transactions" to the Consolidated Financial Statements in this Annual Report for additional information.

Selling, general and administrative ("SG&A") expenses for fiscal 2025 were $139,905, increasing $1,889, or 1.4%, versus $138,016 for fiscal 2024. SG&A expenses as a percentage of sales were 46.6% and 47.0% for fiscal 2025 and fiscal 2024, respectively. The change in SG&A expenses compared to the prior year period was primarily due to:

•
Increased expense of approximately $6,500 primarily due to an increase in allowance for doubtful accounts relating to expected losses on trade receivables associated with the Saks Reorganization. See Note 1 "Description of Business and Summary of Significant Accounting Policies" in the Consolidated Financial Statements in this Annual Report for additional information;

•
Increased marketing and advertising costs of approximately $1,900;
•
Increased legal fees of approximately $1,400; partly offset by
•
A decrease of approximately $5,900 related to compensation and benefits, due mainly to the Employee Retention Credit ("ERC") benefit of $5,613 which was recorded as a partial offset to compensation expense; and
•
Approximately $450 of decreased professional fees.

Interest expense, net decreased $3,143, or 47.8%, to $3,426 in fiscal 2025 from $6,569 in fiscal 2024 primarily due to lower levels of debt under the Third Lien Credit Facility.

Other (income), net for fiscal 2025 relates to the receipt of interest in connection with the ERC benefit. See Note 6 "Commitments and Contingencies" for further information.

Provision (benefit) for income taxes for fiscal 2025 was a provision of $2,584. For fiscal 2024, the benefit for income taxes was $3,642. Our effective tax rate for fiscal 2025 and fiscal 2024 was 35.1% and 15.6%, respectively. The effective tax rate for fiscal 2025 differed from the U.S. statutory rate of 21% primarily due to state taxes and changes in our valuation allowance, partially offset by nontaxable ERC benefits.

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

Equity in net income of equity method investment for the fiscal years 2025 and 2024 was $1,590 and $712, respectively, and was related to the Company's 25% membership interest in ABG Vince.

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

During fiscal 2024, as a result of the completion of the wind down and sale (see Note 2 "Significant Transactions" to the Consolidated Financial Statements in this Annual Report for additional information), and the determination by the CODM that Parker would not be considered in the Company’s future operating plans, Rebecca Taylor and Parker was determined to no longer be an operating segment of the Company.

Unallocated corporate expenses are related to the Vince brand and are comprised of SG&A expenses attributable to corporate and administrative activities (such as marketing, design, finance, information technology, legal and human resource departments), and other charges that are not directly attributable to the Company's Vince Wholesale and Vince Direct-to-consumer reportable segments.

	Fiscal Year
	January 31,	February 1,
(in thousands)	2026	2025
Net Sales:
Vince Wholesale	$165,740	$165,349
Vince Direct-to-consumer	134,267	128,103
Total segment and consolidated net sales	300,007	293,452

Income (loss) from operations:
Vince Wholesale	$50,490	$57,905
Vince Direct-to-consumer	5,779	2,970
Total segment income from operations	56,269	60,875
Rebecca Taylor and Parker (1)	—	7,633
Subtotal	56,269	68,508
Unallocated corporate (2)	(47,031)	(85,684)
Total income (loss) from operations	$9,238	$(17,176)

(1) Activity for the Rebecca Taylor and Parker reconciling item for the year ended February 1, 2025 primarily consists of the gain recognized on the sale of Rebecca Taylor.

(2) Unallocated corporate for the year ended January 31, 2026 includes the ERC benefit of $5,613 (see Note 6 "Commitments and Contingencies" for further information). Unallocated corporate for the year ended February 1, 2025 includes the goodwill impairment charge of $31,973.

Vince Wholesale

	Twelve Months Ended
(in thousands)	January 31, 2026	February 1, 2025	$ Change
Net sales	$165,740	$165,349	$391
Income from operations	50,490	57,905	(7,415)

Net sales from our Vince Wholesale segment increased $391, or 0.2%, to $165,740 in fiscal 2025 from $165,349 in fiscal 2024, due to increased off-price shipments, partially offset by a decrease in full-price shipments.

Income from operations from our Vince Wholesale segment decreased $7,415, or 12.8%, to $50,490 in fiscal 2025 from $57,905 in fiscal 2024, driven by increased SG&A expenses primarily due to an increase in allowance for doubtful accounts relating to expected losses on trade receivables associated with the Saks Reorganization.

Vince Direct-to-consumer

	Twelve Months Ended
(in thousands)	January 31, 2026	February 1, 2025	$ Change
Net sales	$134,267	$128,103	$6,164
Income from operations	5,779	2,970	2,809

Net sales from our Vince Direct-to-consumer segment increased $6,164, or 4.8%, to $134,267 in fiscal 2025 from $128,103 in fiscal 2024. Comparable sales, including e-commerce, increased $7,912, or 7%, primarily due to an increase in both e-commerce and retail stores volume. Non-comparable sales, which includes new stores that have not completed 13 full fiscal months of operations and including Vince Unfold, which was exited in the first quarter of fiscal 2025, declined by $1,749. Since the end of fiscal 2024, two net stores have closed, bringing our total retail store count to 55 (consisting of 43 full price stores and 12 outlet stores) as of January 31, 2026, compared to 57 (consisting of 43 full price stores and 14 outlet stores) as of February 1, 2025.

Our Vince Direct-to-consumer segment had income from operations of $5,779 in fiscal 2025 compared to income from operations of $2,970 in fiscal 2024. The increase was primarily driven by increased sales, partially offset by higher SG&A expenses due to marketing spend.

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

The Company’s future financial results may be subject to substantial fluctuations, and may be impacted by business conditions and macroeconomic factors, particularly in light of implemented tariffs and ongoing developments. While we expect to meet our monthly Excess Availability (as defined in the 2023 Revolving Credit Facility Agreement) covenant and believe that our other sources of liquidity will generate sufficient cash flows to meet our obligations for the next twelve months from the date these financial statements are issued, the foregoing expectation is dependent on a number of factors, including, among others, our ability to generate sufficient cash flow from a combination of tariff mitigating initiatives, our ongoing ability to manage our operating obligations, the ability of our partners to satisfy their payment obligations to us when due, the results of the currently ongoing inventory valuation and potential borrowing restrictions imposed by our lenders based on their credit judgment, all of which could be significantly and negatively impacted by implemented tariffs and ongoing developments, as well as changing trade policies between the U.S. and its trading partners, in addition to other macroeconomic factors. Any material negative impact from these factors or others could require us to implement alternative plans to satisfy our liquidity needs which may be unsuccessful. In the event that we are unable to timely service our debt, meet other contractual payment obligations or fund our other liquidity needs, we may need to refinance all or a portion of our indebtedness before maturity, seek waivers of or amendments to our contractual obligations for payment, reduce or delay scheduled expansions and capital expenditures liquidate inventory through additional discounting, sell material assets or operations or seek other financing opportunities. There can be no assurance that these options would be readily available to us and our inability to address our liquidity needs could materially and adversely affect our operations and jeopardize our business, financial condition and results of operations, as further discussed under “Item 1A. Risk Factors—Risks Related to Our Business”.

Operating Activities

	Twelve Months Ended
(in thousands)	January 31, 2026	February 1, 2025
Operating activities
Net income (loss)	$6,378	$(19,047)
Add (deduct) items not affecting operating cash flows:
Impairment of goodwill	—	31,973
Depreciation and amortization	2,908	4,006
Provision for bad debt	6,503	9
Gain on sale of subsidiary	—	(7,634)
Loss on disposal of property and equipment	71	88
Amortization of deferred financing costs	366	312
Deferred income taxes	5	(4,282)
Share-based compensation expense	426	1,588
Capitalized PIK Interest	1,019	4,515
Equity in net income of equity method investment, net of distributions	2,013	2,683
Changes in assets and liabilities:
Receivables, net	(4,669)	(11,652)
Inventories	(7,035)	(376)
Prepaid expenses and other current assets	130	298
Accounts payable and accrued expenses	(5,088)	19,820
Other assets and liabilities	(40)	(242)
Net cash provided by operating activities	$2,987	$22,059

Net cash provided by operating activities during fiscal 2025 was $2,987, which consisted of net income of $6,378, impacted by non-cash items of $13,311, including approximately $6,500 related to an increase in allowance for doubtful accounts related to the Saks Reorganization, and cash used in working capital of $16,702. Net cash used in working capital primarily resulted from cash outflows of $7,035 due to an increase in inventories related to the timing of inventory receipts and increased costs due primarily to the impact of tariffs, cash outflows in receivables of $4,669, and cash outflows in accounts payable and accrued expenses of $5,088, primarily due to the timing of payments to vendors.

Net cash provided by operating activities during fiscal 2024 was $22,059 which consisted of net loss of $19,047, impacted by non-cash items of $33,258 and cash provided by working capital of $7,848. Net cash provided by working capital resulted from cash inflows in accounts payable and accrued expenses of $19,820, primarily due to the timing of payments to vendors, offset by cash outflows in receivables of $11,652.

Investing Activities

	Twelve Months Ended
(in thousands)	January 31, 2026	February 1, 2025
Investing activities
Payments for capital expenditures	$(4,287)	$(4,232)
Net cash used in investing activities	$(4,287)	$(4,232)

Net cash used in investing activities of $4,287 and $4,232 during fiscal 2025 and fiscal 2024, respectively, represents capital expenditures primarily related to retail store buildouts, including leasehold improvements and store fixtures.

Financing Activities

	Twelve Months Ended
(in thousands)	January 31, 2026	February 1, 2025
Financing activities
Proceeds from borrowings under the Revolving Credit Facilities	$219,557	$211,213
Repayment of borrowings under the Revolving Credit Facilities	(220,269)	(214,027)
Repayment of borrowings under the Third Lien Credit Facility	—	(15,000)
Tax withholdings related to restricted stock vesting	—	(264)
Proceeds from issuance of common stock, net of certain fees	2,027	29
Financing fees	(135)	(332)
Net cash provided by (used in) financing activities	$1,180	$(18,381)

Net cash provided by financing activities was $1,180 during fiscal 2025, primarily consisting of $712 of net repayments under the Company's revolving credit facilities, and $2,023 of proceeds under the Virtu At-the-Market Offering during the second half of fiscal 2025 (see Note 9 "Stockholders' Equity" for additional information).

Net cash used in financing activities was $18,381 during fiscal 2024, primarily consisting of $15,000 of the repayment of borrowings in connection with the P180 Acquisition (see Note 2 "Significant Transactions" for additional information) and $2,814 of net repayments of borrowings under the Company's revolving credit facilities.

2023 Revolving Credit Facility

On June 23, 2023, V Opco, entered into a new $85,000 senior secured revolving credit facility (the "2023 Revolving Credit Facility") pursuant to a Credit Agreement (the "2023 Revolving Credit Agreement") by and among V Opco, the guarantors named therein, Bank of America, N.A. ("BofA"), as Agent, the other lenders from time to time party thereto, and BofA Securities, Inc., as sole lead arranger and sole bookrunner. All outstanding amounts under the previous $80,000 senior secured revolving credit facility (the "2018 Revolving Credit Facility") were repaid in full and such facility was terminated pursuant to the terms thereof as a result of all parties completing their obligations under such facility.

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

No financing costs were incurred during fiscal 2025. In fiscal 2024, the Company incurred a total of $466 (of which $458 were incurred in connection with the P180 Acquisition) of financing costs. In accordance with ASC Topic 470, "Debt", these financing costs were recorded as deferred debt issuance costs (which is presented within Other assets on the Consolidated Balance Sheets) and are amortized over the term of the 2023 Revolving Credit Facility.

As of January 31, 2026, the Company was in compliance with applicable covenants. As of January 31, 2026, $40,771 was available under the 2023 Revolving Credit Facility, net of the Loan Cap, and there were $10,700 of borrowings outstanding and $6,161 of letters of credit outstanding under the 2023 Revolving Credit Facility. The weighted average interest rate for borrowings outstanding under the 2023 Revolving Credit Facility as of January 31, 2026 was 6.3%.

On January 22, 2025, V Opco, LLC entered into that certain First Amendment (the “First Amendment”) to the 2023 Revolving Credit Agreement. The First Amendment amends the 2023 Revolving Credit Agreement to, among other things, (a) consent to the P180 Acquisition (see Note 2 "Significant Transactions" for additional information); (b) provide that, until the first Adjustment Date following January 22, 2026, the applicable margin will be 2.50% with respect to SOFR Term Loans and SOFR Daily Floating Rate Loans and 1.50% with respect to Base Rate Loans; (c) eliminate the ability to make certain Restricted Payments until the earlier of (i) the date that is eighteen (18) month anniversary of the First Amendment Effective Date, which date is July 21, 2026 and (ii) the first date following the twelve (12) month anniversary of the First Amendment Effective Date on which the Consolidated Fixed Charge Coverage Ratio is greater than or equal to 1.0 to 1.0; and (d) until January 22, 2026, modify the thresholds applicable for the Agent’s rights to conduct field exams and inventory appraisals to Excess Availability being less than the greater of 25% of Loan Cap and $18,750 and, following January 24, 2026, such thresholds shall revert back to Excess Availability being less than the greater of 20% of Loan Cap and $15,000.

On March 18, 2026, V Opco entered into the Second Amendment (the "2023 Revolving Credit Facility Second Amendment") to the 2023 Revolving Credit Facility which, among other things, (a) modified the definition of Eligible Trade Receivables in the Credit Agreement to increase concentration limits and (b) expanded the eligibility criteria for Accounts owed by certain customers that may be included in the Borrowing Base.

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

The Company determined that modification to the Third Lien Credit Facility under the Fifth Amendment and the corresponding Sun Debt Paydown and P180 Debt Forgiveness should be recorded as debt extinguishment of the Third Lien Credit Facility in accordance with ASC 470. The Company derecognized the old debt and recorded the new debt at fair value in the amount of $7,713, and a gain upon extinguishment in the amount of $11,575. As Sun Capital and affiliates and P180 maintained an equity interest in the Company at the time of the transaction, the gain on extinguishment was recorded as a capital contribution within equity.

Contractual Obligations

The following table summarizes our contractual obligations as of January 31, 2026:

	Future payments due by fiscal year
(in thousands)	2026	2027-2028	2029-2030	Thereafter	Total
Unrecorded contractual obligations
Other contractual obligations (1)	$47,650	$1,568	$—	$—	$49,218
Guaranteed Minimum Royalty payments	11,000	22,000	22,000	22,000	77,000
Recorded contractual obligations
Operating lease obligations	22,805	40,769	33,586	31,080	128,240
Long-term debt obligations	—	8,762	—	—	8,762
Total	$81,455	$73,099	$55,586	$53,080	$263,220

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

Critical Accounting Estimates

Management's discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The preparation of these financial statements requires estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses. Management bases estimates on historical experience and other assumptions it believes to be reasonable under the circumstances and evaluates these estimates on an on-going basis. Actual results may differ from these estimates under different assumptions or conditions.

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

At January 31, 2026, a hypothetical 1% change in the reserves for allowances would have resulted in a change of $72 in accounts receivable and net sales.

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

At January 31, 2026, a hypothetical 1% change in the inventory obsolescence reserve would have resulted in a change of $16 in inventory, net of cost of products sold.

Property and Equipment and Operating Lease Assets

The Company reviews its property and equipment and operating lease assets for impairment when the existence of facts and circumstances indicate that the useful life is shorter than previously estimated or that the carrying amount of the asset groups to which these assets relate may not be recoverable. The asset group is defined as the lowest level for which identifiable cash flows are available and largely independent of the cash flows of other groups of assets, which for our retail stores is at the store level. Recoverability of these assets is evaluated by comparing the carrying value of the asset group with its estimated future undiscounted cash flows. If the comparisons indicate that the value of the asset is not recoverable, an impairment loss is calculated as the difference between the carrying value and the fair value of the assets within the asset group and the loss is recognized during that period. The estimates regarding recoverability and fair value can be affected by factors such as future store results, real estate demand, store closure plans, and economic conditions that can be difficult to predict.

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

Due to the uncertain nature of the realization of our deferred income tax assets, during the fourth quarter of fiscal 2016, we recorded valuation allowances within Provision for income taxes on the Consolidated Statements of Operations and Comprehensive Income (Loss). During fiscal 2025 and fiscal 2024, the Company maintained a full valuation allowance on all deferred tax assets that have a definite life as we do not believe it is more likely than not that such deferred tax assets will be recognized. Indefinite-lived net operating losses have been recognized to the extent we believe they can be utilized against indefinite-lived deferred tax liabilities. This valuation allowance is subject to periodic review, and if the allowance is reduced, the tax benefit will be recorded in the future operations as a reduction of our income tax expense.

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

Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of January 31, 2026.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), that occurred during the fiscal quarter ended January 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of January 31, 2026. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013). Based on this assessment, management has concluded that, as of January 31, 2026, our internal control over financial reporting was not effective, as management identified a deficiency in internal control over financial reporting that was determined to rise to the level of a material weakness. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

We previously disclosed in our Annual Report on Form 10-K for the period ended February 1, 2025, as well as in our Quarterly Reports on Form 10-Q for each interim period in fiscal 2025, a material weakness in our internal control over financial reporting relating to the following:

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

Remediation Efforts to Address the Material Weakness

To date, we made continued progress on our comprehensive remediation plan related to this material weakness by implementing the following controls and procedures:

•
The Company modified its system access rights to limit the use of generic ID's, particularly in instances where those ID's possessed privileged access rights,
•
The Company effectively designed and implemented a full recertification of AX user access rights, and;
•
The Company improved operational processes around user provisioning and de-provisioning and enhanced general security controls and standards.

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

ITEM 9B. OTHER INFORMATION.

On September 29, 2025, Eugenia Ulasewicz, a member of the Company's Board of Directors, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) to sell up to 11,322 shares of common stock. On December 24, 2025, Ms. Ulasewicz completed a sale of 11,322 shares pursuant to her 10b5-1 plan, and the plan was terminated on such date in accordance with its terms.

In addition, we are reporting the following information in lieu of reporting on a Current Report on Form 8-K under Item 5.02, “Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.”

Director Resignation

On April 14, 2026, Eugenia Ulasewicz, a member of the Company's Board of Directors, notified the Chairman of the Company’s Board of Directors of her decision to resign from the Board, effective as of the Company's 2026 Annual Meeting of Stockholders. Ms. Ulasewicz’s decision to resign was not related to any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices.

Cash Long-Term Incentive Plan

On April 14, 2026, the Board, upon a recommendation from the compensation committee, approved the adoption of a new long-term incentive plan (the “Cash LTIP”) for the Company’s executive officers, including its named executive officers. The Cash LTIP covers the fiscal years 2026 through 2028.

Under the Cash LTIP, eligible participants will have the opportunity to earn cash incentive awards based on the achievement of specified EBITDA performance targets (subject to certain internal adjustments) measured over the three-year performance period. Awards will be paid in fiscal year 2029, subject to the following terms:

•     25% of the participant’s fiscal year 2026 base salary (target incentive) will be paid if the Company achieves the EBITDA target for the three-year period.

•     50% of the participant’s fiscal year 2026 base salary (target incentive) will be paid if the Company achieves a stretch EBITDA target for the three-year period.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is incorporated herein by reference from the Company's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2026 annual meeting of stockholders. Our definitive proxy statement will be filed on or before 120 days after the end of fiscal 2025.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is incorporated herein by reference from the Company's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2026 annual meeting of stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated herein by reference from the Company's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2026 annual meeting of stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated herein by reference from the Company's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2026 annual meeting of stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item is incorporated herein by reference from the Company's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2026 annual meeting of stockholders.

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

10.15

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

10.16†

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

10.18

Second Amendment to Credit Agreement, dated as of September 30, 2022, by and among Vince, LLC as the borrower, SK Financial Services, LLC, as agent, and the other lenders from time to time party thereto (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 13, 2022).

10.19

Consent and Third Amendment to Credit Agreement, dated as of April 21, 2023, by and among Vince, LLC as the borrower, SK Financial Services, LLC, as agent, and the other lenders from time to time party thereto (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 13, 2023).

10.20

Amended and Restated Limited Liability Company Agreement of ABG-Vince LLC (f/k/a ABG-Viking, LLC), dated as of May 25, 2023, by and between ABG Intermediate Holdings 2 LLC and Vince, LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 25, 2023).

Exhibit Number	Exhibit Description

10.21

License Agreement, dated as of May 25, 2023, by and between ABG-Vince LLC (f/k/a ABG-Viking, LLC) as licensor and Vince, LLC as licensee (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 25, 2023).

10.22

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

10.23

Fourth Amendment to Credit Agreement, dated as of June 23, 2023, by and among Vince, LLC as the borrower, SK Financial Services, LLC, as agent and the other lenders from time to time party thereto (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 26, 2023).

10.24

Sales Agreement, dated as of June 30, 2023, between the Company and Virtu Americas LLC (incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2023) (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities Exchange Commission on September 15, 2023).

10.25

Amendment No. 1 to License Agreement, dated as of July 25, 2023. (incorporated by reference to Exhibit 10.53 to the Company’s Annual Report on Form 10-K filed with the Securities Exchange Commission on May 2, 2024)

10.26

Amendment No. 2 to License Agreement, dated as of February 21, 2024. (incorporated by reference to Exhibit 10.54 to the Company’s Annual Report on Form 10-K filed with the Securities Exchange Commission on May 2, 2024)

10.27

First Amendment to Credit Agreement, dated January 22, 2025, by and among V Opco, LLC, the guarantors named therein, Bank of America, N.A., as Agent, and the other lenders from time to time party thereto. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities Exchange Commission on January 22, 2025).

10.28

Fifth Amendment to Credit Agreement, dated January 22, 2025, by and among V Opco, LLC, as the borrower, SK Financial Services, LLC, as agent and the other lenders from time to time party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities Exchange Commission on January 22, 2025).

10.29

Debt Forgiveness and Expense Reimbursement Letter, dated January 22, 2025, by and among the Company, P180 and P180, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities Exchange Commission on January 22, 2025).

10.30†

Employment Agreement, dated February 3, 2025, by and among V Opco, LLC, Vince Holding Corp. and Brendan Hoffman.(incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K filed with the Securities Exchange Commission on May 2, 2025)

10.31†

Employment Offer Letter, dated March 12, 2025 by and between V Opco, LLC and Yuji Okumura. (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K filed with the Securities Exchange Commission on May 2, 2025)

10.32†

Updated Terms of Employment, dated April 10, 2025, by and between V Opco, LLC and Yuji Okumura. (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K filed with the Securities Exchange Commission on May 2, 2025)

10.33†	Employment Offer Letter, dated February 3, 2025, by and between V Opco, LLC and Jill Norton.
10.34†

Updated Terms of Employment, dated October 9, 2024, by and between V Opco, LLC and Akiko Okuma. (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K filed with the Securities Exchange Commission on May 2, 2025)

10.35†	Amendment to Employment Offer Letter, dated September 4, 2025, by and between V Opco, LLC and Akiko Okuma
10.36	Amendment No. 3 to License Agreement, dated as of November 1, 2025
10.37

Second Amendment, dated March 18, 2026 to the ABL Credit Agreement. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 19, 2026).

Exhibit Number	Exhibit Description

19.1	Vince Holding Corp. Insider Trading Policy.
21.1	List of subsidiaries of V Opco, LLC (formerly, Vince LLC).
23.1	Consent of PricewaterhouseCoopers LLP
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Vince Holding Corp. Compensation Recovery Policy
101.INS	Inline XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation
101.PRE	Inline XBRL Taxonomy Extension Presentation
101.LAB	Inline XBRL Taxonomy Extension Labels
101.DEF	Inline XBRL Taxonomy Extension Definition
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

† Indicates exhibits that constitute management contracts or compensatory plans or arrangements.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 16, 2026	VINCE HOLDING CORP.

	By:	/s/ Brendan Hoffman
	Name:	Brendan Hoffman
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates listed.

Signature	Title	Date

/s/ Brendan Hoffman	Chief Executive Officer (Principal Executive Officer) (Director)	April 16, 2026
Brendan Hoffman

/s/ Yuji Okumura	Chief Financial Officer (Principal Financial and Accounting Officer)	April 16, 2026
Yuji Okumura

/s/ David Stefko	Director	April 16, 2026
David Stefko

/s/ Jerome Griffith	Director	April 16, 2026
Jerome Griffith

/s/ Robin Kramer	Director	April 16, 2026
Robin Kramer

/s/ Michael Mardy	Director	April 16, 2026
Michael Mardy

/s/ Eugenia Ulasewicz	Director	April 16, 2026
Eugenia Ulasewicz

/s/ Kelly Griffin	Director	April 16, 2026
Kelly Griffin

/s/ Simon Furie	Director	April 16, 2026
Simon Furie

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Vince Holding Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vince Holding Corp. and its subsidiaries (the "Company") as of January 31, 2026 and February 1, 2025, and the related consolidated statements of operations and comprehensive income (loss), of stockholders’ equity and of cash flows for the years then ended, including the related notes and financial statement schedule listed in the index appearing on page F-1 for the years ended January 31, 2026 and February 1, 2025 (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2026 and February 1, 2025, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Revenue Recognition

As described in Note 1 to the consolidated financial statements, the Company recognizes revenue when performance obligations identified under the terms of contracts with its customers are satisfied, which generally occurs upon the transfer of control in accordance with the contractual terms and conditions of the sale. Sales are recognized when the control of the goods are transferred to the customer for the Company's wholesale business, upon receipt by the customer for the Company's e-commerce business, and at the time of sale to the consumer for the Company's retail business. The Company’s net sales were $ 300.0 million for the year ended January 31, 2026.

The principal consideration for our determination that performing procedures relating to revenue recognition is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, (i) testing revenue recognized for a sample of revenue transactions by obtaining and inspecting source documents, such as sales orders, invoices, shipping and delivery documents, and payment receipts from customers and (ii) for the wholesale business, confirming a sample of outstanding customer invoice balances as of January 31, 2026 and, for confirmations not returned, obtaining and inspecting source documents, such as invoices, proof of shipment, and subsequent payment receipts.

/s/ PricewaterhouseCoopers LLP

New York, New York

April 16, 2026

We have served as the Company's auditor since 2012.

VINCE HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	January 31,	February 1,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$498	$607
Trade receivables, net of allowance for doubtful accounts $6,835 and $335 at January 31, 2026 and February 1, 2025, respectively [1]	30,482	32,927
Inventories, net	66,240	59,146
Prepaid expenses and other current assets	3,770	3,896
Total current assets	100,990	96,576
Property and equipment, net	7,939	7,378
Operating lease right-of-use assets, net	90,874	91,209
Equity method investment	21,451	23,464
Other assets	3,787	4,108
Total assets	$225,041	$222,735

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$25,921	$35,090
Accrued salaries and employee benefits	10,811	8,709
Other accrued expenses [2]	14,800	13,722
Short-term lease liabilities	16,391	16,025
Total current liabilities	67,923	73,546
Long-term debt	19,462	19,156
Long-term lease liabilities	86,535	87,180
Deferred income tax liability	636	631
Other liabilities	385	463

Commitments and contingencies (Note 6)

Stockholders' equity:
Common stock at $0.01 par value (100,000,000 shares authorized, 12,846,589 and 12,758,852 shares issued and outstanding at January 31, 2026 and February 1, 2025, respectively)	128	128
Additional paid-in capital	1,160,118	1,158,279
Accumulated deficit	(1,110,303)	(1,116,681)
Accumulated other comprehensive income	157	33
Total stockholders' equity	50,100	41,759
Total liabilities and stockholders' equity	$225,041	$222,735

1 Includes receivables of $638 as of February 1, 2025, of which $614 is with a related party and $24 is with a former related party.

2 Includes accrued royalty expense of $3,629 and $3,513 as of January 31, 2026 and February 1, 2025, respectively, which is with a related party.

See accompanying notes to Consolidated Financial Statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share and per share data)

	Fiscal Year
	2025	2024
Net sales[3]	$300,007	$293,452
Cost of products sold[4]	150,864	148,273
Gross profit	149,143	145,179
Impairment of goodwill	—	31,973
Gain on sale of subsidiary	—	(7,634)
Selling, general and administrative expenses[5]	139,905	138,016
Income (loss) from operations	9,238	(17,176)
Interest expense, net[6]	3,426	6,569
Other income	(1,560)	(344)
Income (loss) before income taxes and equity in net income of equity method investment	7,372	(23,401)
Provision (benefit) for income taxes	2,584	(3,642)
Income (loss) before equity in net income of equity method investment	4,788	(19,759)
Equity in net income of equity method investment	1,590	712
Net income (loss)	$6,378	$(19,047)
Other comprehensive income:
Foreign currency translation adjustments	124	111
Comprehensive income (loss)	$6,502	$(18,936)
Earnings (loss) per share:
Basic earnings (loss) per share	$0.49	$(1.51)
Diluted earnings (loss) per share	$0.49	$(1.51)
Weighted average shares outstanding:
Basic	12,978,284	12,579,588
Diluted	13,075,787	12,579,588

3 Includes $149 and $1,106 of net sales for the years ended January 31, 2026 and February 1, 2025, respectively, which is with a former related party.

4 Includes royalty expense of $14,079 and $13,963 for the years ended January 31, 2026 and February 1, 2025, respectively, which is with a related party. Includes cost of products sold of $230 and $38 for the years ended January 31, 2026 and February 1, 2025, respectively, which is with a former related party.

5 Includes SG&A expenses of $195 and $625 for the years ended January 31, 2026 and February 1, 2025, respectively, which is with a former related party.

6 Includes capitalized PIK interest with the Third Lien Credit Facility of $1,019 and $4,515 for the years ended January 31, 2026 and February 1, 2025, respectively, which was with a former related party.

See accompanying notes to Consolidated Financial Statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share amounts)

	Common Stock
	Number of Shares Outstanding	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance as of February 3, 2024	12,506,556	$125	$1,144,740	$(1,097,634)	$(78)	$47,153
Comprehensive (loss) income:
Net loss	—	—	—	(19,047)	—	(19,047)
Foreign currency translation adjustment	—	—	—	—	111	111
Deemed contribution in connection with debt extinguishment	—	—	11,575	—	—	11,575
Contribution from principal stockholder	—	—	614	—	—	614
Share-based compensation expense	—	—	1,588	—	—	1,588
Restricted stock unit vestings	356,451	3	(3)	—	—	—
Tax withholdings related to restricted stock vesting	(117,189)	—	(264)	—	—	(264)
Issuance of common stock	13,034	—	29	—	—	29
Balance as of February 1, 2025	12,758,852	128	1,158,279	(1,116,681)	33	41,759
Comprehensive income:
Net income	—	—	—	6,378	—	6,378
Foreign currency translation adjustment	—	—	—	—	124	124
Share-based compensation expense	—	—	426	—	—	426
Restricted stock unit vestings	206,185	2	(2)	—	—	—
Issuance of common stock, net of certain fees	581,552	5	2,022	—	—	2,027
Cancellation of shares	(700,000)	(7)	7	—	—	—
Other	—	—	(614)	—	—	(614)
Balance as of January 31, 2026	12,846,589	$128	$1,160,118	$(1,110,303)	$157	$50,100

See accompanying notes to Consolidated Financial Statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Twelve Months Ended
	January 31, 2026	February 1, 2025
Operating activities
Net income (loss)	$6,378	$(19,047)
Add (deduct) items not affecting operating cash flows:
Impairment of goodwill	—	31,973
Depreciation and amortization	2,908	4,006
Allowance for doubtful accounts	6,503	9
Gain on sale of subsidiary	—	(7,634)
Loss on disposal of property and equipment	71	88
Amortization of deferred financing costs	366	312
Deferred income taxes	5	(4,282)
Share-based compensation expense	426	1,588
Capitalized PIK Interest due to loan with former related party	1,019	4,515
Equity in net income of equity method investment, net of distributions	2,013	2,683
Changes in assets and liabilities:
Receivables, net	(4,669)	(11,652)
Inventories	(7,035)	(376)
Prepaid expenses and other current assets	130	298
Accounts payable and accrued expenses	(5,088)	19,820
Other assets and liabilities	(40)	(242)
Net cash provided by operating activities	2,987	22,059
Investing activities
Payments for capital expenditures	(4,287)	(4,232)
Net cash used in investing activities	(4,287)	(4,232)
Financing activities
Proceeds from borrowings under the Revolving Credit Facilities	219,557	211,213
Repayment of borrowings under the Revolving Credit Facilities	(220,269)	(214,027)
Repayment of borrowings under the Third Lien Credit Facility	—	(15,000)
Tax withholdings related to restricted stock vesting	—	(264)
Proceeds from issuance of common stock, net of certain fees	2,027	29
Financing fees	(135)	(332)
Net cash provided by (used in) financing activities	1,180	(18,381)
(Decrease) increase in cash, cash equivalents, and restricted cash	(120)	(554)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	11	1
Cash, cash equivalents, and restricted cash, beginning of period	666	1,219
Cash, cash equivalents, and restricted cash, end of period	557	666
Less: restricted cash at end of period	59	59
Cash and cash equivalents per balance sheet at end of period	$498	$607

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$2,060	$1,784
Cash payments for income taxes, net of refunds	1,816	25
Supplemental Disclosures of Non-Cash Investing and Financing Activities
Deemed contribution in connection with debt extinguishment	—	11,575
Capital expenditures in accounts payable and accrued liabilities	10	782
Supplemental Disclosures of Non-Cash Financing Activities
Contribution from principal stockholder in accounts receivable	—	614
Write-off of contribution from principal stockholder	614	—
Deferred financing fees in accrued liabilities	—	135

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

On April 21, 2023 the Company entered into a strategic partnership ("Authentic Transaction") with Authentic Brands Group, LLC ("Authentic"), a global brand development, marketing and entertainment platform, whereby the Company contributed its intellectual property to a newly formed Authentic subsidiary ("ABG Vince") for cash consideration and a membership interest in ABG Vince. The Company closed the Asset Sale (as defined below) on May 25, 2023. On May 25, 2023, in connection with the Authentic Transaction, V Opco, LLC (formerly, Vince, LLC) ("V Opco"), a wholly-owned subsidiary of the Company, entered into a License Agreement (the "License Agreement") with ABG-Vince LLC, which provides V Opco with an exclusive, long-term license to use the Licensed Property in the Territory to the Approved Accounts (each as defined in the License Agreement). See Note 2 "Significant Transactions" for additional information.

Rebecca Taylor, founded in 1996 in New York City, was a contemporary womenswear line lauded for its signature prints, romantic detailing and vintage inspired aesthetic, reimagined for a modern era. On September 12, 2022, the Company announced its decision to wind down the Rebecca Taylor business. On December 22, 2022, the Company's indirectly wholly owned subsidiary, Rebecca Taylor, Inc., completed the sale of its intellectual property and certain related ancillary assets to RT IPCO, LLC, an affiliate of Ramani Group. On May 3, 2024, V Opco completed the sale of all outstanding shares of Rebecca Taylor, Inc., which held the Rebecca Taylor business prior to the wind down, to Nova Acquisitions, LLC. See Note 2 "Significant Transactions" for further information.

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

In addition, in connection with the P180 Acquisition, P180 acquired and assumed $7,000 of the loans outstanding pursuant to the subordinated debt and immediately thereafter cancelled such $7,000 (the “P180 Debt Forgiveness”). Following the Sun Debt Paydown and P180 Debt Forgiveness, the outstanding principal amount of subordinated debt was reduced by approximately $27,000 with $7,500 remaining outstanding, which will continue to accrue payment-in-kind interest in accordance with, and otherwise be subject to, the terms and conditions therein. See Note 2 "Significant Transactions" for additional information.

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

The consolidated financial statements include the Company's accounts and the accounts of the Company's wholly-owned subsidiaries as of January 31, 2026. All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the financial statements contain all adjustments (consisting solely of normal recurring adjustments) and disclosures necessary for a fair presentation.

(C) Fiscal Year: The Company operates on a fiscal calendar widely used by the retail industry that results in a given fiscal year consisting of a 52 or 53-week period ending on the Saturday closest to January 31.

•
References to "fiscal year 2025" or "fiscal 2025" refer to the fiscal year ended January 31, 2026; and
•
References to "fiscal year 2024" or "fiscal 2024" refer to the fiscal year ended February 1, 2025.

Fiscal year 2025 and fiscal year 2024 consisted of 52-week periods.

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

The Company’s future financial results may be subject to substantial fluctuations, and may be impacted by business conditions and macroeconomic factors, particularly in light of implemented tariffs and ongoing developments. While we expect to meet our monthly Excess Availability (as defined in the 2023 Revolving Credit Facility Agreement) covenant and believe that our other sources of liquidity will generate sufficient cash flows to meet our obligations for the next twelve months from the date these financial statements are issued, the foregoing expectation is dependent on a number of factors, including, among others, our ability to generate sufficient cash flow from a combination of tariff mitigating initiatives, our ongoing ability to manage our operating obligations, the ability of our partners to satisfy their payment obligations to us when due, the results of the currently ongoing inventory valuation and potential borrowing restrictions imposed by our lenders based on their credit judgment, all of which could be significantly and negatively impacted by implemented tariffs and ongoing developments, as well as changing trade policies between the U.S. and its trading partners, in addition to other macroeconomic factors. Any material negative impact from these factors or others could require us to implement alternative plans to satisfy our liquidity needs which may be unsuccessful. In the event that we are unable to timely service our debt, meet other contractual payment obligations or fund our other liquidity needs, we may need to refinance all or a portion of our indebtedness before maturity, seek waivers of or amendments to our contractual obligations for payment, reduce or delay scheduled expansions and capital expenditures, liquidate inventory through additional discounting, sell material assets or operations, or seek other financing opportunities. There can be no assurance that these options would be readily available to us and our inability to address our liquidity needs could materially and adversely affect our operations and jeopardize our business, financial condition and results of operations.

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

Accounts receivable are recorded net of allowances including expected future chargebacks from wholesale partners and estimated margin support. It is the nature of the apparel and fashion industry that suppliers similar to the Company face significant pressure from customers in the retail industry to provide allowances to compensate for wholesale partner margin shortfalls. This pressure often takes the form of customers requiring the Company to provide price concessions on prior shipments as a prerequisite for obtaining future orders. Pressure for these concessions is largely determined by overall retail sales performance and, more specifically, the performance of the Company's products at retail. To the extent the Company's wholesale partners have more of the Company's goods on hand at the end of the season, there will be greater pressure for the Company to grant markdown concessions on prior shipments. Accounts receivable balances are reported net of expected allowances for these matters based on the historical level of concessions required and estimates of the level of markdowns and allowances that will be required in the coming season. The Company evaluates the allowance balances on a continual basis and adjusts them as necessary to reflect changes in anticipated allowance activity. The Company also provides an allowance for sales returns based on known trends and historical return rates. In fiscal 2025, the Company recorded an increase in its allowance for doubtful accounts primarily due to expected losses on trade receivables associated with a wholesale customer, Saks Global ("Saks"), filing for a voluntary petition for reorganization under Chapter 11 under U.S. Bankruptcy Code in January 2026 (the "Saks Reorganization"). The Company continues to engage in business with Saks.

In fiscal 2025 and 2024, sales to one wholesale partner accounted for more than ten percent of the Company's net sales. Sales to this partner represented 26% of both fiscal 2025 and fiscal 2024 net sales.

Three wholesale partners represented greater than ten percent of the Company's gross accounts receivable balances as of the end of both fiscal 2025 and fiscal 2024. One partner represented 36% and 24% as of January 31, 2026 and February 1, 2025, respectively, the second represented 29% and 32% as of January 31, 2026 and February 1, 2025, respectively, and the third represented 15% and 14% as of January 31, 2026 and February 1, 2025, respectively.

(H) Inventories: Inventories are stated at the lower of cost or net realizable value. Cost is determined on the first-in, first-out basis. The cost of inventory includes purchase cost as well as sourcing, transportation, duty, and other processing costs associated with acquiring, importing, and preparing inventory for sale. Inventory costs are included in cost of products sold at the time of their sale. Product development costs are expensed in SG&A expense when incurred. Inventory values are reduced to net realizable value when there are factors indicating that certain inventories will not be sold on terms sufficient to recover their cost. Inventories consist of finished goods. As of January 31, 2026 and February 1, 2025 finished goods, net of reserves were $66,240 and $59,146, respectively.

The Company has three major suppliers that accounted for approximately 18%, 14% and 13%, respectively, of inventory purchases for fiscal 2025 and 16%, 16% and 13%, respectively, of inventory purchases for fiscal 2024. Amounts due to these suppliers were $3,042 as of January 31, 2026 and $4,021 as of February 1, 2025, and were included in Accounts payable in the Consolidated Balance Sheets.

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

	January 31,	February 1,
(in thousands)	2026	2025
Leasehold improvements	$32,499	$30,009
Furniture, fixtures and equipment	10,155	9,716
Capitalized software	14,587	14,696
Construction in process	23	1,026
Total property and equipment	57,264	55,447
Less: accumulated depreciation	(49,325)	(48,069)
Property and equipment, net	$7,939	$7,378

Depreciation expense was $2,580 and $3,887 for fiscal 2025 and fiscal 2024, respectively.

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

There were no impairment charges during fiscal 2025 and 2024.

(K) Goodwill:

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

In fiscal 2024, the Company performed its annual impairment test during the fourth quarter. Concurrent with the performance of the annual impairment test, the P180 Acquisition was consummated. As the P180 Acquisition represented a change of control transaction with an unrelated third party, the fair value of the Company’s Vince Wholesale reporting unit was estimated based on the transaction price of the P180 Acquisition. The estimated fair value of the Company implied by the P180 Acquisition was allocated to the Company’s reporting units, Vince Wholesale and Vince Direct-to-consumer, using a market-based approach, considering the relative contributions of each reporting unit to the Company as well as appropriate valuation multiples for each reporting unit relative to the implied P180 Acquisition multiple. The results of the quantitative test determined that the fair value of the Vince Wholesale reporting unit was below its carrying value by an amount greater than its total goodwill balance and as a result, the Company recorded a goodwill impairment charge of $31,973 to write-off the goodwill for the Vince Wholesale reporting unit. The charge was recorded within Impairment of goodwill on the Consolidated Statements of Operations and Comprehensive Income (Loss) during the fourth quarter of fiscal 2024. See Note 3 "Goodwill" for more information on the details surrounding goodwill.

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

Revenue associated with gift cards is recognized upon redemption and unredeemed balances are considered a contract liability and recorded within Other accrued expenses, which are subject to escheatment within the jurisdictions in which it operates. As of January 31, 2026 and February 1, 2025, the contract liability was $1,450 and $1,544, respectively. In fiscal 2025, the Company recognized $246 of revenue that was previously included in the contract liability as of February 1, 2025.

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
•
shrink and valuation reserves.

(P) Marketing and Advertising: The Company provides cooperative advertising allowances to certain of its customers. These allowances are accounted for as reductions in sales as discussed in "Revenue Recognition" above. Production expense related to company-directed advertising is deferred until the first time at which the advertisement runs. All other expenses related to company-directed advertising are expensed as incurred. Marketing and advertising expense recorded in SG&A expenses was $14,368 and $12,532 in fiscal 2025 and fiscal 2024, respectively. At January 31, 2026 and February 1, 2025, deferred production expenses associated with company-directed advertising were $596 and $792, respectively.

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

Recently Adopted Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2023-09: Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"), which requires expanded disclosure within the rate reconciliation as well as disaggregation of annual taxes paid. This amendment is effective for annual periods beginning after December 15, 2024. The Company adopted ASU 2023-09 on a prospective basis within this Annual Report on Form 10-K. The adoption resulted in enhanced disclosures which can be found within Note 11 of these consolidated financial statements.

Recently Issued Accounting Pronouncements

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

Note 2. Significant Transactions

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

The Company reviews its investment in ABG Vince for impairment when events or changes in circumstances indicate that an other-than-temporary decline in value may have occurred. If the carrying value of the investment exceeds its fair value and the loss in value is other than temporary, the investment is considered impaired and reduced to fair value, and the impairment is recognized in the period identified. Factors providing evidence of such a loss include changes in ABG Vince's operations or financial condition, significant continuing losses, and significant negative economic conditions, among others. During the fiscal years 2025 and 2024 there was no impairment of the investment in ABG Vince.

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

In connection with the P180 Acquisition, on January 22, 2025, V Opco entered into the First Amendment (the “First Amendment”) to its 2023 Revolving Credit Facility or "ABL Credit Agreement", and, simultaneously with the entry into the First Amendment, entered into the Fifth Amendment (the “Third Lien Fifth Amendment”) to its Third Lien Credit Facility or "Sun Credit Agreement" and paid $15,000 to SK Financial Services, LLC with the proceeds from additional borrowings under the 2023 Revolving Credit Facility as repayment of $20,000 in outstanding principal amount of the loans outstanding under the Third Lien Credit Facility (such pay-down transaction, the “Sun Debt Paydown”). In addition, in connection with the P180 Acquisition, P180 acquired and assumed from SK Financial Services LLC approximately $7,000 of the remaining outstanding balance owed by the Company under the Third Lien Credit Facility. Immediately thereafter, P180 agreed to forgive and cancel such $7,000 (the “P180 Debt Forgiveness”) such that there remained outstanding an aggregate of approximately $7,500 under the Third Lien Credit Facility, which will continue to accrue interest in accordance with, and otherwise be subject to the terms and conditions set forth in, the Third Lien Credit Facility. In addition, pursuant to the Debt Forgiveness, P180 and its parent company, P180, Inc., agreed to pay or reimburse the Company for its fees and expenses associated with the transactions relating to the P180 Acquisition. See Note 5 "Long Term Debt and Financing Arrangements" for additional discussion.

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

The Company determined that modification to the Third Lien Credit Facility under the Fifth Amendment and the corresponding Sun Debt Paydown and P180 Debt Forgiveness should be recorded as debt extinguishment of the Third Lien Credit Facility in accordance with ASC 470. The Company derecognized the old debt and recorded the new debt at fair value in the amount of $7,713, and a gain upon extinguishment in the amount of $11,575. As Sun Capital and affiliates and P180 maintained an equity interest in the Company at the time of transaction, the gain on extinguishment was recorded as a capital contribution within equity.

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

Note 3. Goodwill

The total carrying amount of goodwill was $0 as of January 31, 2026 and February 1, 2025, respectively, and was net of accumulated impairments of $133,818.

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

The Company did not have any non-financial assets or non-financial liabilities recognized at fair value on a recurring basis at January 31, 2026 or February 1, 2025. At January 31, 2026 and February 1, 2025, the Company believes that the carrying values of cash and cash equivalents, receivables, and accounts payable approximate fair value, due to the short-term maturity of these instruments. The Company's debt obligations with a carrying value of $19,462 and $19,156 as of January 31, 2026 and February 1, 2025, respectively, are at variable interest rates. Borrowings under the Company's 2023 Revolving Credit Facility are recorded at carrying value, which approximates fair value due to the frequent nature of such borrowings and repayments. The Company considers this as a Level 2 input. The carrying values of the Company's Third Lien Credit Facility as of January 31, 2026 and February 1, 2025 approximate fair value, due to the variable rates associated with this obligation. The Company considers this a Level 3 input.

The Company's non-financial assets, which primarily consist of operating lease right-of-use ("ROU") assets, property and equipment, and equity method investment, are not required to be measured at fair value on a recurring basis and are reported at their carrying values. However, on a periodic basis whenever events or changes in circumstances indicate that their carrying value may not be fully recoverable, non-financial assets are assessed for impairment and, if applicable, written down to (and recorded at) fair value. Other than the goodwill impairment charge of $31,973 in fiscal 2024 (see Note 3. Goodwill), there was no impairment of non-financial assets during fiscal 2025 and 2024.

Note 5. Long-Term Debt and Financing Arrangements

Debt obligations consisted of the following:

	January 31,	February 1,
(in thousands)	2026	2025
Long-term debt:
Revolving Credit Facilities	$10,700	$11,413
Third Lien Credit Facility	8,762	7,743
Total long-term debt	$19,462	$19,156

2023 Revolving Credit Facility

On June 23, 2023, V Opco, entered into a new $85,000 senior secured revolving credit facility (the "2023 Revolving Credit Facility") pursuant to a Credit Agreement (the "2023 Revolving Credit Agreement") by and among V Opco, the guarantors named therein, Bank of America, N.A. ("BofA"), as Agent, the other lenders from time to time party thereto, and BofA Securities, Inc., as sole lead arranger and sole bookrunner. All outstanding amounts under the previous $80,000 senior secured revolving credit facility (the "2018 Revolving Credit Facility") were repaid in full and such facility was terminated pursuant to the terms thereof as a result of all parties completing their obligations under such facility.

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

No financing costs were incurred during fiscal 2025. In fiscal 2024, the Company incurred $466 (of which $458 were incurred in connection with the P180 Acquisition) of financing costs. In accordance with ASC Topic 470, "Debt", these financing costs were recorded as deferred debt issuance costs (which is presented within Other assets on the Consolidated Balance Sheets) and are amortized over the term of the 2023 Revolving Credit Facility.

As of January 31, 2026, the Company was in compliance with applicable covenants. As of January 31, 2026, $40,771 was available under the 2023 Revolving Credit Facility, net of the Loan Cap, and there were $10,700 of borrowings outstanding and $6,161 of letters of credit outstanding under the 2023 Revolving Credit Facility. The weighted average interest rate for borrowings outstanding under the 2023 Revolving Credit Facility as of January 31, 2026 was 6.3%.

On January 22, 2025, V Opco, LLC entered into that certain First Amendment (the “First Amendment”) to the 2023 Revolving Credit Agreement. The First Amendment amends the 2023 Revolving Credit Agreement to, among other things, (a) consent to the P180 Acquisition (see Note 2 "Significant Transactions" for additional information); (b) provide that, until the first Adjustment Date following January 22, 2026, the applicable margin will be 2.50% with respect to SOFR Term Loans and SOFR Daily Floating Rate Loans and 1.50% with respect to Base Rate Loans; (c) eliminate the ability to make certain Restricted Payments until the earlier of (i) the date that is eighteen (18) month anniversary of the First Amendment Effective Date, which date is July 21, 2026 and (ii) the first date following the twelve (12) month anniversary of the First Amendment Effective Date on which the Consolidated Fixed Charge Coverage Ratio is greater than or equal to 1.0 to 1.0; and (d) until January 22, 2026, modify the thresholds applicable for the Agent’s rights to conduct field exams and inventory appraisals to Excess Availability being less than the greater of 25% of Loan Cap and $18,750 and, following January 24, 2026, such thresholds shall revert back to Excess Availability being less than the greater of 20% of Loan Cap and $15,000.

On March 18, 2026, V Opco entered into the Second Amendment (the "2023 Revolving Credit Facility Second Amendment") to the 2023 Revolving Credit Facility which, among other things, (a) modified the definition of Eligible Trade Receivables in the 2023 Revolving Credit Agreement to increase concentration limits and (b) expanded the eligibility criteria for Accounts owed by certain customers that may be included in the Borrowing Base.

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

The Company determined that modification to the Third Lien Credit Facility under the Fifth Amendment and the corresponding Sun Debt Paydown and P180 Debt Forgiveness should be recorded as debt extinguishment of the Third Lien Credit Facility in accordance with ASC 470. The Company derecognized the old debt and recorded the new debt at fair value in the amount of $7,713, and a gain upon extinguishment in the amount of $11,575. As Sun Capital and affiliates and P180 maintained an equity interest in the Company at the time of the transaction, the gain on extinguishment was recorded as a capital contribution within equity.

Note 6. Commitments and Contingencies

Contractual Cash Obligations

At January 31, 2026, the Company had contractual cash obligations of $126,218 which consisted primarily of Guaranteed Minimum Royalty payments (as described below), inventory purchase obligations and service contracts.

On May 25, 2023, in connection with the Closing, V Opco and ABG Vince entered into the License Agreement. The initial term of the License Agreement began on May 25, 2023, the date on which the Closing actually occurred, and ends at the end of the Company's 2032 fiscal year, unless sooner terminated pursuant to the terms of the License Agreement. V Opco is required to pay ABG Vince a royalty on net sales of Licensed Products and committed to an annual guaranteed minimum royalty of $11,000 during the initial term of the License Agreement, except that the guaranteed minimum royalty for the first contract year during the initial term was prorated to the period beginning on the Closing Date and ending at the end of the Company's 2023 fiscal year. See Note 2 "Significant Transactions" for further information.

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

Contingencies

Beginning in 2020, the U.S. government enacted various relief packages in response to the COVID-19 pandemic, one of which was the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"). The CARES Act included, among other items, provisions relating to refundable employee retention payroll tax credits. The Company applied for these employee retention tax credits relating to the first and second quarters of 2021. Due to uncertainties regarding approval by the Internal Revenue Service of the Company's eligibility for the credit and the complex nature of the ERC computations, the Company accounts for the ERC by analogy to ASC 450-30, Contingencies - Gain Contingencies. In accordance with ASC 450-30, the ERC is recognized after the related contingency is resolved and deemed realizable, which the Company has determined is upon receipt of payment and completion of any potential audit or examination or the expiration of the related statute of limitations.

In the second quarter of fiscal 2025, the Company received payments totaling $7,173 from the U.S. Department of the Treasury relating to the ERC for the first and second quarters of 2021, including $1,560 in interest. As the related statute of limitations expired, the Company recorded the ERC benefit of $5,613 within Selling, general and administrative ("SG&A") expenses as an offset to compensation expense and recorded $1,560 as Other (income) in the Consolidated Statements of Operations and Comprehensive Income (Loss) for Fiscal 2025.

Note 7. Share-Based Compensation

Employee Stock Plans

Vince 2013 Incentive Plan

In connection with the IPO, the Company adopted the Vince 2013 Incentive Plan, which provides for grants of stock options, stock appreciation rights, restricted stock and other stock-based awards. In May 2018, the Company filed a Registration Statement on Form S-8 to register an additional 660,000 shares of common stock available for issuance under the Vince 2013 Incentive Plan. Additionally, in September 2020, the Company filed a Registration Statement on Form S-8 to register an additional 1,000,000 shares of common stock available for issuance under the Vince 2013 Incentive Plan. The aggregate number of shares of common stock which may be issued or used for reference purposes under the Vince 2013 Incentive Plan or with respect to which awards may be granted may not exceed 2,000,000 shares. The shares available for issuance under the Vince 2013 Incentive Plan may be, in whole or in part, either authorized and unissued shares of the Company's common stock or shares of common stock held in or acquired for the Company's treasury. In general, if awards under the Vince 2013 Incentive Plan are canceled for any reason, or expire or terminate unexercised, the shares covered by such award may again be available for the grant of awards under the Vince 2013 Incentive Plan. As of January 31, 2026, there were 240,462 shares under the Vince 2013 Incentive Plan available for future grants. Options granted pursuant to the Vince 2013 Incentive Plan typically vest in equal installments over four years, subject to the employees' continued employment and expire on the earlier of the tenth anniversary of the grant date or upon termination as outlined in the Vince 2013 Incentive Plan. Restricted stock units ("RSUs") granted vest in equal installments over a three-year period or vest in equal installments over four years, subject to the employees' continued employment. In November 2023, the Vince 2013 Incentive Plan was amended to, among others, extend the plan expiration date to November 2033.

Stock Options

A summary of stock option activity for fiscal 2025 is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at February 1, 2025	—	$—	—	$—
Granted	422,400	$1.55
Exercised	—	$—
Forfeited or expired	(32,550)	$1.47
Outstanding at January 31, 2026	389,850	$1.56	9.3	$—

Vested and exercisable at January 31, 2026	—	$—	—	$—

Restricted Stock Units

A summary of restricted stock unit activity for fiscal 2025 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested restricted stock units at February 1, 2025	366,399	$2.25
Granted	5,000	$2.04
Vested	(167,425)	$2.54
Forfeited	—	$—
Non-vested restricted stock units at January 31, 2026	203,974	$2.01

The total fair value of restricted stock units vested during fiscal 2025 and fiscal 2024 was $425 and $2,435, respectively.

At January 31, 2026, there was $251 of unrecognized compensation costs related to restricted stock units that will be recognized over a remaining weighted average period of 1 year.

Share-Based Compensation Expense

During fiscal 2025, the Company recognized share-based compensation expense of $426, including expense of $283 related to non-employees, and related tax benefit of $0. During fiscal 2024, the Company recognized share-based compensation expense of $1,588, including expense of $324 related to non-employees, and related tax benefit of $0. The fiscal 2024 compensation expense includes approximately $751 attributable to accelerated vesting due to the P180 Acquisition.

Note 8. Defined Contribution Plan

The Company maintains a defined contribution plan for employees who meet certain eligibility requirements. As of March 8, 2021, all assets from the Rebecca Taylor, Inc. 401(k) Plan were merged into the Vince Holding Corp. 401(k) Plan. Features of these plans allow participants to contribute to a plan a percentage of their annual compensation, subject to IRS limitations. Certain plans also provide for discretionary matching contributions by the Company. The annual expense incurred by the Company for the defined contribution plan was $631 and $518 in fiscal 2025 and fiscal 2024, respectively.

Note 9. Stockholders' Equity

Common Stock

The Company currently has authorized for issuance 100,000,000 shares of its voting common stock, par value of $0.01 per share.

During the fourth quarter of fiscal 2025, the Company cancelled 700,000 shares of the Company's outstanding common stock. As of January 31, 2026 and February 1, 2025, the Company had 12,846,589 and 12,758,852 shares issued and outstanding, respectively. As of January 31, 2026, P180 owned approximately 51% of the Company’s outstanding common stock.

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

During the year ended January 31, 2026, the Company issued and sold 578,041 shares of common stock under the Virtu At-the-Market Offering for aggregate net proceeds of $2,023 at an average price of $3.57 per share. At January 31, 2026, $861 was available under the Virtu At-the-Market Offering.

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

The following is a reconciliation of weighted average basic shares to weighted average diluted shares outstanding:

	Fiscal Year
	2025	2024
Weighted-average shares—basic	12,978,284	12,579,588
Effect of dilutive equity securities	97,503	—
Weighted-average shares—diluted	13,075,787	12,579,588

For the fiscal year ended January 31, 2026, 300,280 of weighted average shares were excluded from the computation of weighted average shares for diluted earnings per share, as their effect would have been anti-dilutive.

Because the Company incurred a net loss for the fiscal year ended February 1, 2025, weighted-average basic shares and weighted-average diluted shares outstanding are equal for this period.

Note 11. Income Taxes

The provision (benefit) for income taxes consisted of the following:

	Fiscal Year
(in thousands)	2025	2024
Current:
Domestic:
Federal	$1,660	$103
State	882	508
Foreign	37	29
Total current	2,579	640
Deferred:
Domestic:
Federal	—	(1,854)
State	5	(2,428)
Foreign	—	—
Total deferred	5	(4,282)
Total provision (benefit) for income taxes	$2,584	$(3,642)

The sources of income (loss) before income taxes and equity in net income of equity method investment are from the United States, the Company's subsidiaries in the United Kingdom and the Company's French branch. Substantially all of the Company's pretax income (loss) is in the U.S. The Company files U.S. federal income tax returns and income tax returns in various state and local jurisdictions.

Current income taxes are the amounts payable under the respective tax laws and regulations on each year's earnings. Deferred income tax assets and liabilities represent the tax effects of revenues, costs and expenses, which are recognized for tax purposes in different periods from those used for financial statement purposes.

The provision for income taxes was $2,584 for the year ended January 31, 2026, resulting in an effective tax rate of 35.1% compared to 15.6% in fiscal 2024. This increase in the Company's effective rate is primarily due to an increase in state taxes and changes in the valuation allowance, partially offset by nontaxable ERC benefits.

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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law by President Trump. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The OBBBA did not have a material impact on our consolidated financial statements for the year ended January 31, 2026.

In fiscal 2025, the Company adopted ASU 2023-09 on a prospective basis. A reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to income (loss) before income taxes and equity in net income of equity method investment after the adoption of ASU 2023-09 is as follows:

	Fiscal Year 2025
	(in thousands)	Percent
Income (loss) before income taxes and equity in net income of equity method investment	$7,372

U.S. Federal Statutory Tax Rate	1,548	21.0%
State & Local Income Taxes, Net of Federal Income Tax Effect*	702	9.5%
Foreign Tax Effects	31	0.5%
Effect of Changes in Tax Laws or Rates Enacted in the Current Period	—	0.0%
Effect of Cross-Border Tax Laws	—	0.0%
Tax Credits	(37)	(0.5)%
Changes in Valuation Allowances	1,113	15.1%
Nontaxable or Nondeductible Items:
Employee Retention Credit	(1,179)	(16.0)%
Other Nontaxable or Nondeductible Items	72	1.0%
Changes in Unrecognized Tax Benefits	—	0.0%
Other Adjustments:
ABG Vince Equity Method Income	334	4.5%
Total	$2,584	35.1%

* State Taxes in California made up the majority (greater than 50 percent) of the tax effect in this category.

A reconciliation of the federal statutory income tax rate to the effective tax rate prior to the adoption of ASU 2023-09 is as follows:

Fiscal Year
2024
Statutory federal rate	21.0%
State taxes, net of federal benefit	(80.4)%
NOL Adjustments	(267.3)%
Sale of Rebecca Taylor	40.7%
Release of uncertain tax provision	2.2%
Cancellation of Debt Income	(6.1)%
Deferred Adjustments	(2.9)%
Valuation allowance	310.2%
Return to provision adjustment	(1.1)%
Transaction Costs	(0.6)%
Non-deductible Officers Compensation	0.0%
Rate Differential on Foreign Income	0.0%
Other	(0.1)%
Total	15.6%

Deferred income tax assets and liabilities consisted of the following:

	January 31,	February 1,
(in thousands)	2026	2025
Deferred tax assets:
Depreciation and amortization	$1,552	$2,221
Employee related costs	1,982	1,495
Allowance for asset valuations	3,785	1,670
Accrued expenses	427	213
Lease liability	27,152	27,140
Net operating losses	44,303	44,450
Tax credits	92	92
Interest expense	3,778	5,110
Other	310	322
Total deferred tax assets	83,381	82,713
Less: valuation allowances	(54,521)	(53,394)
Net deferred tax assets	28,860	29,319
Deferred tax liabilities:
ROU assets	(23,905)	(23,869)
Equity method investment	(5,591)	(6,081)
Total deferred tax liabilities	(29,496)	(29,950)
Net deferred tax (liability) asset	$(636)	$(631)
Included in:
Deferred income tax asset	$—	$—
Deferred income tax liability	(636)	(631)
Net deferred tax liability	$(636)	$(631)

As of January 31, 2026, the Company had a gross federal net operating loss of $185,894 (federal tax effected amount of $39,038) that may be used to reduce future federal taxable income. Federal net operating losses of 11,117 that were incurred in tax years that began before January 1, 2018 will expire through 2038. Net operating losses of $174,777 incurred in tax years beginning after January 1, 2018 have an indefinite carryforward period.

As of January 31, 2026, the Company had gross state net operating loss carryforward of $164,576 (tax effected amount of $4,961) that may be used to reduce future state taxable income. The net operating loss carryforwards for state income tax purposes expire at varying rates.

Section 382 of the Internal Revenue Code of 1986 (“IRC”) subjects the future utilization of net operating losses to an annual limitation in the event of certain ownership changes, as defined. The Company determined that under Section 382, the P180 Acquisition resulted in an ownership change in January 2025. Due to the annual limitation of the Company’s net operating losses, gross federal net operating losses of $232,595 (federal tax effected amount of $48,844) incurred in tax years beginning before January 1, 2018 will expire unused prior to becoming available and therefore, the Company recorded an adjustment to write off these net operating losses in fiscal 2024. An additional $3,027 (federal tax effected amount of $636) was written off in fiscal 2025 due to Section 382 limitation. A corresponding adjustment was recorded to release the valuation allowance that was maintained on these net operating losses.

The valuation allowance for deferred tax assets was $54,521 as of January 31, 2026, increasing by $1,127 from the valuation allowance for deferred tax assets of $53,394 as of February 1, 2025. The Company maintains a full valuation allowance on all deferred tax assets except to the extent that the indefinite lived deferred tax assets (related to interest expense and net operating loss carryforwards) offset the future reversal of indefinite lived deferred tax liabilities. Adjustments to the valuation allowance are made when there is a change in management's assessment of the amount of deferred tax assets that are realizable.

Cash income taxes paid (net of refunds) by jurisdiction are as follows:

Fiscal Year
2025
Federal	$913
State & Local
California	796
Illinois	(127)
All Other State & Local	210
Foreign
France	24
Cash income taxes paid, net of amounts refunded	$1,816

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, excluding interest and penalties, is as follows:

	Fiscal Year
(in thousands)	2025	2024
Beginning balance	$—	$556
Decreases for tax positions in prior years	—	(556)
Ending balance	$—	$—

As of both January 31, 2026 and February 1, 2025, the Company had unrecognized tax benefits in the amount of $0.

The Company includes accrued interest and penalties on underpayments of income taxes in its income tax provision. As of January 31, 2026 and February 1, 2025, the Company did not have any interest and penalties accrued on its Consolidated Balance Sheets and no related provision or benefit was recognized in each of the Company's Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended January 31, 2026 and February 1, 2025.

With limited exceptions, fiscal years January 28, 2023 through January 31, 2026 remain subject to examination. For years prior to fiscal year 2022, adjustments can be made by the taxing authorities only to the extent of the net operating losses carried forward.

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

ROU assets and operating lease liabilities are recognized based upon the present value of the future lease payments over the lease term. As the Company's leases do not provide an implicit borrowing rate, the Company uses an estimated incremental borrowing rate based upon a combination of market-based factors, such as market quoted forward yield curves and company specific factors, such as the Company's credit rating, lease size and duration to calculate the present value. The Company does not have any finance leases. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants. The weighted-average remaining lease term and weighted-average discount rate for our operating leases are 6 years and 7.04% as of January 31, 2026 and 7 years and 7.15% as of February 1, 2025.

Total lease cost is included in SG&A expense in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss) and is recorded net of immaterial sublease income. Some leases have a non-cancelable lease term of less than one year and therefore, the Company has elected to exclude these short-term leases from the ROU asset and lease liabilities. Short term lease costs were immaterial for the fiscal years ended January 31, 2026 and February 1, 2025. The Company's lease cost is comprised of the following:

	Fiscal Year
(in thousands)	2025	2024
Operating lease cost	$23,017	$22,372
Variable operating lease cost	371	270
Sublease income	(866)	(289)
Total lease cost	$22,522	$22,353

Supplemental cash flow and non-cash information related to leases is as follows:

	Fiscal Year
(in thousands)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$23,792	$24,080
Right-of-use assets obtained in exchange for operating lease liabilities	15,822	36,791

As of January 31, 2026, the future maturity of lease liabilities are as follows:

January 31,
(in thousands)	2026
Fiscal 2026	$22,805
Fiscal 2027	20,795
Fiscal 2028	19,974
Fiscal 2029	18,751
Fiscal 2030	14,835
Thereafter	31,080
Total lease payments	128,240
Less: Imputed interest	(25,314)
Total operating lease liabilities	$102,926

In fiscal 2024, the Company entered into a sublease with a third party for the 18th Floor of the Company’s corporate offices in New York, NY, for a period of three years with no option to renew. In accordance with ASC Topic 842, the Company treated the sublease as a separate lease, as the Company was not relieved of the primary obligation under the original lease. The Company continues to account for the corporate office lease as a lessee and in the same manner as prior to the commencement date of the sublease. The Company accounted for the sublease as a lessor of the lease. The sublease was classified as an operating lease, as it did not meet the criteria of a sales-type or direct financing lease. As of January 31, 2026, future minimum tenant operating lease payments remaining under this sublease were approximately $1,500, with a remaining sublease term of 1.7 years.

The operating lease payments do not include any renewal options as such leases are not reasonably certain of being renewed as of January 31, 2026. As of January 31, 2026, there were no leases signed but not yet commenced.

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

During fiscal 2024, as a result of the completion of the wind down and sale (see Note 2 "Significant Transactions"), and the determination by the CODM that Parker would not be considered in the Company’s future operating plans, Rebecca Taylor and Parker is no longer an operating segment of the Company. The financial results of the historical Rebecca Taylor and Parker reportable segment are included as an other reconciling item in the table below.

The accounting policies of the Company's reportable segments are consistent with those described in Note 1 "Description of Business and Summary of Significant Accounting Policies."

The Company’s CODM evaluates segment performance based on several factors, including Income before income taxes and equity in net income of equity method investment. The CODM uses Income before income taxes and equity in net income of equity method investment as the key performance measure of segment profitability because it excludes the impact of certain items that our CODM believes do not directly reflect our underlying operations, including the impact of income taxes and equity in net income of equity method investment. The CODM also considers budget-to-actual and period-over-period variances for this performance measure when making decisions about the allocation of operating and capital resources to each segment. Unallocated corporate expenses are comprised of SG&A expenses attributable to corporate and administrative activities (such as marketing, design, finance, information technology, legal and human resource departments), and other charges, including interest expense, that are not directly attributable to the Company's Vince Wholesale and Vince Direct-to-consumer reportable segments. Unallocated corporate assets are comprised of the carrying values of the Company's equity method investment and other assets that will be utilized to generate revenue for the Company's Vince Wholesale and Vince Direct-to-consumer reportable segments. As the Company’s goodwill was not allocated to the Company’s reportable segments in the measure of segment assets regularly reported to and used by our CODM, the corresponding impairment charge recorded in fiscal 2024 associated with goodwill is not reflected in the fiscal 2024 operating results of the Company’s reportable segments.

A summary of financial information by reportable segment is as follows:

(in thousands)	Vince Wholesale	Vince Direct-to-consumer	Total
Fiscal Year 2025
Net Sales	$165,740	$134,267	$300,007

Cost of Products Sold*	99,364	51,500	150,864
Staff and Personnel	3,679	24,447	28,126
Occupancy	486	26,648	27,134
Marketing and advertising	802	10,499	11,301
Other segment items(1)	10,919	15,394	26,313
Total segment income before income taxes and equity in net income of equity method investment	50,490	5,779	56,269
Unallocated Corporate(2)			(48,897)
Total income before income taxes and equity in net income of equity method investment			$7,372

Fiscal Year 2024
Net Sales	$165,349	$128,103	$293,452

Cost of Products Sold*	98,800	49,473	148,273
Staff and Personnel	4,218	23,796	28,014
Occupancy	380	26,115	26,495
Marketing and advertising	547	9,420	9,967
Other segment items(1)	3,499	16,329	19,828
Total segment income before income taxes and equity in net income of equity method investment	57,905	2,970	60,875
Unallocated Corporate(2)			(91,909)
Rebecca Taylor and Parker(3)			7,633
Total loss before income taxes and equity in net income of equity method investment			$(23,401)

	Fiscal Year
	2025	2024
Depreciation and Amortization:
Vince Wholesale	$329	$119
Vince Direct-to-Consumer	2,275	3,005
Total Segment Depreciation and Amortization	2,604	3,124
Unallocated Corporate	304	882
Total Depreciation and Amortization	2,908	4,006

Capital Expenditures:
Vince Wholesale	333	530
Vince Direct-to-Consumer	3,799	3,274
Total Segment Capital Expenditures	4,132	3,804
Unallocated Corporate	155	428
Total Capital Expenditures	4,287	4,232

Total Assets:
Vince Wholesale	75,339	68,488
Vince Direct-to-Consumer	101,008	100,114
Total Segment Assets	176,347	168,602
Unallocated Corporate	48,694	54,133
Total Assets	225,041	222,735

(1) Other segment items primarily include various third party expenses, banking fees, depreciation and amortization, supplies, and commissions. For the wholesale segment, Other segment items includes an increase in allowance for doubtful accounts related to the Saks Reorganization (see Note 1 "Description of Business and Summary of Significant Accounting Policies" for further information).

(2) Unallocated Corporate for the year ended January 31, 2026 includes the ERC benefit of $7,173. See Note 6 "Commitments and Contingencies" for further information. For the year ended February 1, 2025, unallocated corporate includes the goodwill impairment charge of $31,973. See Note 3 "Goodwill and Intangible Assets" and Note 2 "Significant Transactions" for further information.

(3) Activity for the Rebecca Taylor and Parker reconciling item for fiscal 2024 primarily consists of the gain recognized on the sale of Rebecca Taylor. See Note 2 "Significant Transactions" for further information.

* Cost of Products Sold for fiscal 2025 includes royalty expenses of $10,026 and $4,053 for the Wholesale and Direct-to-consumer segments, respectively. Cost of Products Sold for fiscal 2024 includes royalty expenses of $10,106 and $3,857 for the Wholesale and Direct-to-consumer segments, respectively.

The Company is domiciled in the U.S. and as of January 31, 2026 and February 1, 2025, had no significant international subsidiaries and therefore substantially all of the Company's sales originate in the U.S. As a result, net sales by destination are not provided. Additionally, substantially all long-lived assets, including property and equipment, are located in the U.S.

Note 14. Related Party Transactions

Operating Agreement

On May 25, 2023, V Opco and ABG Vince entered into the Operating Agreement, which, among other things, provides for the management of the business and the affairs of ABG Vince, the allocation of profits and losses, the distribution of cash of ABG Vince among its members and the rights, obligations and interests of the members to each other and to V Opco. See Note 2 "Significant Transactions" for further information. During fiscal 2025 and fiscal 2024, the Company received $3,603 and $3,395, respectively, of cash distributions under the Operating Agreement.

License Agreement

On May 25, 2023, V Opco and ABG Vince entered into the License Agreement, whereby V Opco is required to pay ABG Vince a royalty on net sales of Licensed Products and committed to an annual guaranteed minimum royalty of $11,000. See Note 2 "Significant Transactions" for further information. During fiscal 2025 and fiscal 2024, the Company paid $13,963 and $10,811 under the License Agreement. As of January 31, 2026 and February 1, 2025, $3,629 and $3,513, respectively, of accrued royalty expense was included within Other accrued expenses on the Consolidated Balance Sheets.

P180 Expense Reimbursement

In connection with the P180 Acquisition, P180 agreed to pay or reimburse the Company for certain fees and expenses incurred in connection with such transactions, including the Company’s legal fees as well as the consent fee to BofA. As of January 31, 2026 and February 1, 2025, the Company had recorded $0 and $614 of outstanding reimbursements with P180, which are included in Trade receivables.

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

During fiscal 2025, the Company recognized $149 of net sales, $230 of cost of products sold and $195 of SG&A expenses from the arrangement. During fiscal 2024, the Company recognized $1,106 of net sales, $38 of cost of products sold, and $625 of SG&A expenses from the arrangement. As of January 31, 2026 and February 1, 2025, $0 and $24 of outstanding amounts due from CaaStle were included in Trade receivables on the Consolidated Balance Sheets.

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

See Note 2 "Significant Transactions" and Note 5 "Long-Term Debt and Financing Arrangements" for additional information.

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

During fiscal 2025 and fiscal 2024, the Company incurred expenses of $0 and $37, respectively, under the Sun Capital Consulting Agreement. Subsequent to the P180 Acquisition, Sun Capital is no longer a related party and the agreement is no longer operative per the terms thereof. See Note 2 "Significant Transactions" for additional information.

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

Note 15. Subsequent Events

U.S Tariff Update

On February 20, 2026, the United States Supreme Court issued a ruling striking down certain tariffs previously imposed under the International Emergency Economic Powers Act ("IEEPA"). The ultimate availability, timing, and amount of any potential refunds of such tariffs remain highly uncertain and are subject to further legal, regulatory, and administrative developments. Following the Supreme Court’s decision, the U.S. presidential administration announced its intention to invoke other laws to collect tariffs and announced new tariffs on imports from all countries, in addition to any existing non-IEEPA tariffs. There remains substantial uncertainty regarding the duration of existing and newly announced tariffs, potential changes or pauses to such tariffs, tariff levels, and whether further additional tariffs or other retaliatory actions may be imposed, modified, or suspended, and the impacts of such actions on the Company's business. The Company continues to monitor and evaluate these developments and potential actions available and assess their potential impact on its business, financial condition, and results of operations.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Beginning of Period	Expense Charges, net of Reversals		Deductions and Write-offs, net of Recoveries	End of Period
Sales Allowances
Fiscal 2025	$(6,854)	$(50,238)		$49,925	$(7,167)
Fiscal 2024	(5,210)	(47,278)		45,634	(6,854)
Allowance for Doubtful Accounts
Fiscal 2025	(335)	(6,503)		3	(6,835)
Fiscal 2024	(377)	(9)		51	(335)
Valuation Allowances on Deferred Income Taxes
Fiscal 2025	(53,394)	(1,127)		—	(54,521)
Fiscal 2024	(125,913)	72,519	*	—	(53,394)

* Includes reversal of valuation allowance associated with the P180 Acquisition and the sale of Rebecca Taylor. See Note 2 "Significant Transactions" to the Consolidated Financial Statements in this Annual Report for additional information on the P180 Acquisition.