Form 10-Q
period 2026-05-02
VINCE HOLDING CORP.
filed 2026-06-16
CIK 1579157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 2, 2026

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

As of May 31, 2026, the registrant had 12,847,294 shares of common stock, $0.01 par value per share, outstanding.

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

These forward-looking statements involve a number of risks and uncertainties, some of which are beyond our control, including, without limitation: changes to and unpredictability in the trade policies and tariffs imposed by the U.S. and the governments of other nations; general economic conditions; our ability to maintain adequate cash flow from operations or availability under our revolving credit facility to meet our liquidity needs; restrictions on our operations under our credit facilities; our ability to improve our profitability; our ability to maintain our larger wholesale partners; our ability to accurately forecast customer demand for our products; our ability to maintain the license agreement relating to the Vince brand with ABG Vince; ABG Vince's expansion of the Vince brand into other categories and territories; ABG Vince's approval rights and other actions; our ability to realize the benefits of our strategic initiatives; our ability to make lease payments when due; our ability to open retail stores under favorable lease terms and operate and maintain new and existing retail stores successfully; our operating experience and brand recognition in international markets; our ability to remediate the identified material weakness in our internal control over financial reporting; our ability to comply with domestic and international laws, regulations and orders; increased scrutiny regarding our approach to sustainability matters and environmental, social and governance practices; competition in the apparel and fashion industry; our ability to attract and retain key personnel; seasonal and quarterly variations in our revenue and income; the protection and enforcement of intellectual property rights relating to the Vince brand; the extent of our foreign sourcing; our reliance on independent manufacturers; our ability to ensure the proper operation of the distribution facilities by third-party logistics providers; fluctuations in the price, availability and quality of raw materials; the ethical business and compliance practices of our independent manufacturers; our ability to mitigate system or data security issues, such as cyber or malware attacks, as well as other major system failures; our ability to adopt, optimize and improve our information technology systems, processes and functions; our ability to comply with privacy-related obligations; our status as a "controlled company"; our status as a "smaller reporting company"; and other factors as set forth from time to time in our Securities and Exchange Commission filings, including those described in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 16, 2026 (the "2025 Annual Report on Form 10-K") under the heading "Part I, Item 1A—Risk Factors" and any subsequently filed Quarterly Reports on Form 10-Q. We intend these forward-looking statements to speak only as of the date of this Quarterly Report on Form 10-Q and do not undertake to update or revise them as more information becomes available, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data, unaudited)

	May 2,	January 31,
	2026	2026
Assets
Current assets:
Cash and cash equivalents	$762	$498
Trade receivables, net of allowance for doubtful accounts $820 and $6,835 at May 2, 2026 and January 31, 2026, respectively	18,533	30,482
Inventories, net	70,808	66,240
Prepaid expenses and other current assets [1]	6,775	3,770
Total current assets	96,878	100,990
Property and equipment, net	7,575	7,939
Operating lease right-of-use assets, net	90,755	90,874
Equity method investment	20,732	21,451
Other assets	3,852	3,787
Total assets	$219,792	$225,041

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$26,470	$25,921
Accrued salaries and employee benefits	4,727	10,811
Other accrued expenses [2]	9,644	14,800
Short-term lease liabilities	14,733	16,391
Total current liabilities	55,574	67,923
Long-term debt	29,127	19,462
Long-term lease liabilities	85,913	86,535
Deferred income tax liability	636	636
Other liabilities	385	385

Commitments and contingencies (Note 6)

Stockholders' equity:
Common stock at $0.01 par value (100,000,000 shares authorized, 12,847,294 and 12,846,589 shares issued and outstanding at May 2, 2026 and January 31, 2026, respectively)	128	128
Additional paid-in capital	1,160,208	1,160,118
Accumulated deficit	(1,112,404)	(1,110,303)
Accumulated other comprehensive income	225	157
Total stockholders' equity	48,157	50,100
Total liabilities and stockholders' equity	$219,792	$225,041

1 Includes prepaid royalty expense of $1,608 as of May 2, 2026, which is with a related party.

2 Includes accrued royalty expense of $3,629 as of January 31, 2026, which is with a related party.

See notes to unaudited condensed consolidated financial statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except share and per share data, unaudited)

	Three Months Ended
	May 2,	May 3,
	2026	2025
Net sales [3]	$64,035	$57,933
Cost of products sold [4]	31,643	28,770
Gross profit	32,392	29,163
Selling, general and administrative expenses [5]	35,039	33,601
Loss from operations	(2,647)	(4,438)
Interest expense, net [6]	644	856
Other (income)	(103)	—
Loss before income taxes and equity in net income of equity method investment	(3,188)	(5,294)
Benefit for income taxes	(408)	—
Loss before equity in net income of equity method investment	(2,780)	(5,294)
Equity in net income of equity method investment	679	491
Net loss	$(2,101)	$(4,803)
Other comprehensive income:
Foreign currency translation adjustments	68	76
Comprehensive loss	$(2,033)	$(4,727)

Loss per share:
Basic loss per share	$(0.16)	$(0.37)
Diluted loss per share	$(0.16)	$(0.37)
Weighted average shares outstanding:
Basic	12,846,848	12,820,338
Diluted	12,846,848	12,820,338

3 Includes $0 and $149 of net sales for the three months ended May 2, 2026 and May 3, 2025, respectively, which is with a former related party.

4 Includes royalty expense of $2,795 and $2,582 for the three months ended May 2, 2026 and May 3, 2025, respectively, which is with a related party. Includes cost of products sold of $0 and $230 for the three months ended May 2, 2026 and May 3, 2025, respectively, which is with a former related party.

5 Includes selling, general, and administrative ("SG&A") expenses of $0 and $195 for the three months ended May 2, 2026 and May 3, 2025, respectively, which is with a former related party.

6 Includes capitalized payment-in-kind ("PIK") interest with the Third Lien Credit Facility of $265 and $243 for the three months ended May 2, 2026 and May 3, 2025, respectively, which is with a former related party.

See notes to unaudited condensed consolidated financial statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity

(in thousands, except share amounts, unaudited)

	Common Stock
	Number of Shares Outstanding	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance as of January 31, 2026	12,846,589	$128	$1,160,118	$(1,110,303)	$157	$50,100
Comprehensive loss:
Net loss	—	—	—	(2,101)	—	(2,101)
Foreign currency translation adjustment	—	—	—	—	68	68
Share-based compensation expense	—	—	91	—	—	91
Restricted stock unit vestings	1,250	—	—	—	—	—
Tax withholdings related to restricted stock vesting	(545)	—	(1)	—	—	(1)
Balance as of May 2, 2026	12,847,294	$128	$1,160,208	$(1,112,404)	$225	$48,157

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

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands, unaudited)

	Three Months Ended
	May 2, 2026	May 3, 2025
Operating activities
Net loss	$(2,101)	$(4,803)
Add (deduct) items not affecting operating cash flows:
Depreciation and amortization	616	761
Allowance for doubtful accounts	(32)	32
Loss on disposal of property and equipment	—	43
Amortization of deferred financing costs	92	91
Share-based compensation expense	91	146
Capitalized PIK Interest due to loan with former related party	265	243
Equity in net income of equity method investment, net of distributions	719	1,285
Changes in assets and liabilities:
Receivables, net	11,980	9,873
Inventories	(4,475)	(3,078)
Prepaid expenses and other current assets	(3,007)	(3,699)
Accounts payable and accrued expenses	(10,726)	(11,560)
Other assets and liabilities	(2,333)	(1,151)
Net cash used in operating activities	(8,911)	(11,817)
Investing activities
Payments for capital expenditures	(216)	(1,424)
Net cash used in investing activities	(216)	(1,424)
Financing activities
Proceeds from borrowings under the Revolving Credit Facilities	65,300	63,500
Repayment of borrowings under the Revolving Credit Facilities	(55,900)	(48,150)
Tax withholdings related to restricted stock vesting	(1)	—
Proceeds from issuance of common stock, net of certain fees	—	4
Financing fees	—	(135)
Net cash provided by financing activities	9,399	15,219
Increase in cash, cash equivalents, and restricted cash	272	1,978
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(8)	3
Cash, cash equivalents, and restricted cash, beginning of period	557	666
Cash, cash equivalents, and restricted cash, end of period	821	2,647
Less: restricted cash at end of period	59	59
Cash and cash equivalents per balance sheet at end of period	$762	$2,588

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$307	$622
Cash payments for income taxes, net of refunds	13	11
Supplemental Disclosures of Non-Cash Investing and Financing Activities
Capital expenditures in accounts payable and accrued liabilities	55	1,116

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

(B) Basis of Presentation: The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP") and the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. Therefore, these financial statements should be read in conjunction with VHC's audited financial statements for the fiscal year ended January 31, 2026, as set forth in the 2025 Annual Report on Form 10-K.

The condensed consolidated financial statements include the Company's accounts and the accounts of the Company's wholly-owned subsidiaries as of May 2, 2026. All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) and disclosures necessary for a fair statement of the results for the interim periods presented. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or the fiscal year as a whole.

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

Revenue associated with gift cards is recognized upon redemption and unredeemed balances are considered a contract liability and recorded within other accrued expenses, which are subject to escheatment within the jurisdictions in which the Company operates. As of May 2, 2026 and January 31, 2026, the contract liability was $1,359 and $1,450, respectively. For the three months ended May 2, 2026, the Company recognized $94 of revenue that was previously included in the contract liability as of January 31, 2026.

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

The Company reviews its investment in ABG Vince for impairment when events or changes in circumstances indicate that an other-than-temporary decline in value may have occurred. If the carrying value of the investment exceeds its fair value and the loss in value is other than temporary, the investment is considered impaired and reduced to fair value, and the impairment is recognized in the period identified. Factors providing evidence of such a loss include changes in ABG Vince's operations or financial condition, significant continuing losses, and significant negative economic conditions, among others. During the three months ended May 2, 2026 and the fiscal year 2025, there was no impairment of the investment in ABG Vince.

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

Additionally, the License Agreement provides V Opco with a license to use the Licensed Property to design, manufacture, promote, market, distribute, and sell ready-to-wear Sportswear Products and Outerwear Products (the "Core Products") and Home Décor (the "Option Products," together with the Core Products, the "Licensed Products"), which Option Products may be changed unilaterally by ABG Vince at any time after the effective date of the License Agreement.

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

P180 Acquisition

On January 22, 2025, P180 Vince Acquisition Co. (“P180”) purchased 8,481,318 shares of common stock of the Company, which constituted approximately 67% of the Company’s outstanding common stock, from affiliates of Sun Capital in a privately negotiated stock purchase transaction (the “P180 Acquisition”) for approximately $19,800 in cash. Of these purchased shares, 1,262,933 were held back at the closing by the affiliates of Sun Capital and all or a portion of such shares were to be transferred to P180 in the event the remaining outstanding obligations under the Sun Amended Credit Agreement were purchased by P180 (or any of its affiliates or designees) from SK Financial Services, or otherwise repaid in full, prior to September 22, 2025. P180 agreed to forfeit its right to, and such affiliates of Sun Capital would be entitled to retain, a portion of such held back shares if such purchase or repayment occurred after January 24, 2025, and to forfeit its right to all held back shares if such purchase or repayment did not occur on or prior to September 22, 2025. The affiliates of Sun Capital agreed to various voting, transfer and other restrictions on the held back shares. As a purchase or repayment of the remaining outstanding obligations under the Sun Amended Credit Agreement did not occur on or prior to September 22, 2025, P180 forfeited its right to all held back shares.

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

The Company did not have any non-financial assets or non-financial liabilities recognized at fair value on a recurring basis at May 2, 2026 or January 31, 2026. At May 2, 2026 and January 31, 2026, the Company believes that the carrying values of cash and cash equivalents, receivables, and accounts payable approximate fair value, due to the short-term maturity of these instruments. The Company's debt obligations with a carrying value of $29,127 and $19,462 as of May 2, 2026 and January 31, 2026, respectively, are at variable interest rates. Borrowings under the Company's 2023 Revolving Credit Facility are recorded at carrying value, which approximates fair value due to the frequent nature of such borrowings and repayments. The Company considers this as a Level 2 input. The carrying values of the Company's Third Lien Credit Facility as of May 2, 2026 and January 31, 2026 approximate fair value, due to the variable rates associated with this obligation. The Company considers this a Level 3 input.

The Company's non-financial assets, which primarily consist of operating lease right-of-use ("ROU") assets and property and equipment, are not required to be measured at fair value on a recurring basis and are reported at their carrying values. However, on a periodic basis whenever events or changes in circumstances indicate that their carrying value may not be fully recoverable, non-financial assets are assessed for impairment and, if applicable, written down to (and recorded at) fair value. There was no impairment of non-financial assets during the three months ended May 2, 2026.

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

Note 4. Long-Term Debt and Financing Arrangements

Debt obligations consisted of the following:

	May 2,	January 31,
(in thousands)	2026	2026
Long-term debt:
Revolving Credit Facility	$20,100	$10,700
Third Lien Credit Facility	9,027	8,762
Total long-term debt	$29,127	$19,462

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

No financing costs were incurred during the three months ended May 2, 2026 and May 3, 2025, respectively.

As of May 2, 2026, the Company was in compliance with applicable covenants. As of May 2, 2026, $31,236 was available under the 2023 Revolving Credit Facility, net of the Loan Cap, and there were $20,100 of borrowings outstanding and $6,160 of letters of credit outstanding under the 2023 Revolving Credit Facility. The weighted average interest rate for borrowings outstanding under the 2023 Revolving Credit Facility as of May 2, 2026 was 6.0%.

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

Note 5. Inventory

Inventories consisted of finished goods. As of May 2, 2026 and January 31, 2026, finished goods, net of reserves were $70,808 and $66,240, respectively.

Note 6. Share-Based Compensation

Employee Stock Plans

Vince 2013 Incentive Plan

In connection with the IPO, the Company adopted the Vince 2013 Incentive Plan, which provides for grants of stock options, stock appreciation rights, restricted stock and other stock-based awards. In May 2018, the Company filed a Registration Statement on Form S-8 to register an additional 660,000 shares of common stock available for issuance under the Vince 2013 Incentive Plan. Additionally, in September 2020, the Company filed a Registration Statement on Form S-8 to register an additional 1,000,000 shares of common stock available for issuance under the Vince 2013 Incentive Plan. On June 4, 2026, the Company’s stockholders approved an amendment (the “Share Increase Amendment”) to the Vince 2013 Incentive Plan to increase the maximum aggregate number of shares of common stock with respect to which awards may be granted thereunder from 2,000,000 to 3,000,000 shares. The shares available for issuance under the Vince 2013 Incentive Plan may be, in whole or in part, either authorized and unissued shares of the Company's common stock or shares of common stock held in or acquired for the Company's treasury. In general, if awards under the Vince 2013 Incentive Plan are canceled for any reason, or expire or terminate unexercised, the shares covered by such award may again be available for the grant of awards under the Vince 2013 Incentive Plan. As of May 2, 2026, there were 252,107 shares under the Vince 2013 Incentive Plan available for future grants. Effective June 8, 2026, the Share Increase Amendment provides for an additional 1,000,000 shares to be issued by the Company. Options granted pursuant to the Vince 2013 Incentive Plan typically vest in equal installments over four years, subject to the employees' continued employment and expire on the earlier of the tenth anniversary of the grant date or upon termination as outlined in the Vince 2013 Incentive Plan. Restricted stock units ("RSUs") granted typically vest in equal installments over a three-year period or vest in equal installments over four years, subject to the employees' continued employment. In November 2023, the Vince 2013 Incentive Plan was amended to, among others, extend the plan expiration date to November 2033.

Stock Options

A summary of stock option activity for the three months ended May 2, 2026 is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 31, 2026	389,850	$1.56	9.3	$—
Granted	—	$—
Exercised	—	$—
Forfeited or expired	(11,100)	$1.47
Outstanding at May 2, 2026	378,750	$1.56	9.1	$—

Vested and exercisable at May 2, 2026	—	$—	—	$—

Restricted Stock Units

A summary of restricted stock unit activity for the three months ended May 2, 2026 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested restricted stock units at January 31, 2026	203,974	$2.01
Granted	—	$—
Vested	(1,250)	$2.04
Forfeited	—	$—
Non-vested restricted stock units at May 2, 2026	202,724	$2.01

Share-Based Compensation Expense

The Company recognized share-based compensation expense of $91 and $146, including expense of $62 and $87 related to non-employees, during the three months ended May 2, 2026 and May 3, 2025, respectively.

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

During the three months ended May 2, 2026 and May 3, 2025, the Company did not make any offerings or sales of shares of common stock under the Virtu At-the-Market Offering. At May 2, 2026, $861 was available under the Virtu At-the-Market Offering.

Note 8. (Loss) Earnings Per Share

Basic (loss) earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period. Except when the effect would be anti-dilutive, diluted earnings per share is calculated based on the weighted average number of shares of common stock outstanding plus the dilutive effect of share-based awards calculated under the treasury stock method. In periods when the Company incurs a net loss, share-based awards are excluded from the calculation of earnings per share as their inclusion would have an anti-dilutive effect.

The following is a reconciliation of weighted average basic shares to weighted average diluted shares outstanding:

	Three Months Ended
	May 2,	May 3,
	2026	2025
Weighted-average shares—basic	12,846,848	12,820,338
Effect of dilutive equity securities	—	—
Weighted-average shares—diluted	12,846,848	12,820,338

Because the Company incurred a net loss for the three months ended May 2, 2026 and May 3, 2025, weighted-average basic shares and weighted-average diluted shares outstanding are equal for these periods.

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

IEEPA Tariff Refund

In February 2026, the U.S. Supreme Court ruled that tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”) on goods imported into the United States were unauthorized. The Company serves as the importer of record for certain products previously subject to IEEPA tariffs and paid approximately $13,700 in such tariffs since their inception. The U.S. Court of International Trade subsequently ordered U.S. Customs and Border Protection (“CBP”) to refund all collected IEEPA tariffs. The Company has complied with CBP’s prescribed administrative process through their Consolidated Administration and Processing of Entries (“CAPE”) system for seeking these refunds.

To account for potential recoveries of previously paid IEEPA tariffs, the Company applies a gain contingency model in accordance with ASC 450-30, Gain Contingencies. Under this model, a gain contingency is not recognized until the gain is realized or realizable, which is at the earlier of when U.S. Customs and Border Protection (CBP) affirms the Company’s refund claim or the refund is received in cash. Any recovery, when recognized, would be reflected as a reduction of Inventory to the extent the related goods remain on hand, or as a reduction of Cost of goods sold for amounts related to goods already sold. As of May 2, 2026, the Company had not received any affirmation from CBP or refund payments, and the timing, amount, and ultimate receipt of any refunds remains uncertain. Accordingly, the Company has not recognized a receivable and corresponding offset to Cost of goods sold or Inventory in the condensed consolidated financial statements for the fiscal quarter ended May 2, 2026. Subsequent to the fiscal quarter ended May 2, 2026, the Company received cash refund payments of $2,437, including $116 in interest. We continue to monitor these developments and their potential impact on our results of operations.

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

In the second quarter of fiscal 2025, the Company received payments totaling $7,173 from the U.S. Department of the Treasury relating to the ERC for the first and second quarters of 2021, including $1,560 in interest. As the related statute of limitations expired, the Company recorded the ERC benefit of $5,613 within Selling, general and administrative ("SG&A") expenses as an offset to compensation expense and recorded $1,560 as Other (income) in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for Fiscal 2025.

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

The benefit for income taxes for the three months ended May 2, 2026 is $408. For the three months ended May 3, 2025, the Company incurred year-to-date ordinary pre-tax losses for the interim period and was anticipating annual ordinary pre-tax income for the fiscal year. At that time, the Company determined that it was more likely than not that the tax benefit of the year-to-date ordinary pre-tax loss would not be realized in the current or future years and as such, did not recognize a tax benefit.

Each reporting period, the Company evaluates the realizability of its deferred tax assets and has maintained a full valuation allowance against its deferred tax assets. These valuation allowances will be maintained until there is sufficient positive evidence to conclude that it is more likely than not that these deferred tax assets will be realized.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law by President Trump. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The OBBBA did not have a material impact on the Company's income tax provision for the three months ended May 2, 2026, and will not have a material effect on our consolidated financial statements for the fiscal year ending January 30, 2027.

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

Total lease cost is included in SG&A expense in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and is recorded net of sublease income. Some leases have a non-cancelable lease term of less than one year and therefore, the Company has elected to exclude these short-term leases from its ROU asset and lease liabilities. Short term lease costs were immaterial for the three months ended May 2, 2026 and May 3, 2025. The Company's lease cost is comprised of the following:

	Three Months Ended
	May 2,	May 3,
(in thousands)	2026	2025
Operating lease cost	$5,679	$5,680
Variable operating lease cost	82	65
Sublease income	(216)	(216)
Total lease cost	$5,545	$5,529

As of May 2, 2026, the future maturity of lease liabilities are as follows:

May 2,
(in thousands)	2026
Fiscal 2026	$15,557
Fiscal 2027	21,661
Fiscal 2028	20,884
Fiscal 2029	19,689
Fiscal 2030	15,802
Thereafter	31,265
Total lease payments	124,858
Less: Imputed interest	(24,212)
Total operating lease liabilities	$100,646

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

As of May 2, 2026, future minimum tenant operating lease payments remaining under this sublease were approximately $1,300, with a remaining sublease term of 1.4 years.

The operating lease payments do not include any renewal options as such leases are not reasonably certain of being renewed as of May 2, 2026, and do not include $3,716 of legally binding minimum lease payments for leases signed but not yet commenced.

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

The accounting policies of the Company's reportable segments are consistent with those described in Note 1 to the audited consolidated financial statements for the fiscal year ended January 31, 2026 included in the 2025 Annual Report on Form 10-K.

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

Summary information for the Company's reportable segments is presented below.

(in thousands)	Vince Wholesale	Vince Direct-to-consumer	Total
Three Months Ended May 2, 2026
Net Sales	$32,066	$31,969	$64,035

Cost of Products Sold*	19,759	11,884	31,643
Staff and Personnel	900	5,930	6,830
Occupancy	116	6,439	6,555
Marketing and advertising	351	2,392	2,743
Other segment items (1)	806	3,477	4,283
Total segment income before income taxes and equity in net income of equity method investment	10,134	1,847	11,981
Unallocated Corporate			(15,169)
Total loss before income taxes and equity in net income of equity method investment			$(3,188)

	Vince Wholesale	Vince Direct-to-consumer	Total
Three Months Ended May 3, 2025
Net Sales	$30,290	$27,643	$57,933

Cost of Products Sold*	18,458	10,312	28,770
Staff and Personnel	896	5,726	6,622
Occupancy	108	6,564	6,672
Marketing and advertising	113	2,191	2,304
Other segment items (1)	1,318	3,650	4,968
Total segment income (loss) before income taxes and equity in net income of equity method investment	9,397	(800)	8,597
Unallocated Corporate			(13,891)
Total loss before income taxes and equity in net income of equity method investment			$(5,294)

	Three Months Ended
	May 2, 2026	May 3, 2025
Depreciation and Amortization:
Vince Wholesale	$76	$76
Vince Direct-to-Consumer	464	610
Total Segment Depreciation and Amortization	540	686
Unallocated Corporate	76	75
Total Depreciation and Amortization	$616	$761

Capital Expenditures:
Vince Wholesale	$—	$96
Vince Direct-to-Consumer	216	1,290
Total Segment Capital Expenditures	216	1,386
Unallocated Corporate	$—	38
Total Capital Expenditures	$216	$1,424

	As of
	May 2, 2026	January 31, 2026
Total Assets:
Vince Wholesale	$68,714	$75,339
Vince Direct-to-Consumer	101,618	101,008
Total Segment Assets	170,332	176,347
Unallocated Corporate	49,460	48,694
Total Assets	$219,792	$225,041

(1) Other segment items primarily include various third party expenses, banking fees, depreciation and amortization, supplies, and commissions.

* Cost of Products Sold for the three months ended May 2, 2026 includes royalty expenses of $1,836 and $959 for the Wholesale and Direct-to-consumer segments, respectively. Cost of Products Sold for the three months ended May 3, 2025 includes royalty expenses of $1,762 and $820 for the Wholesale and Direct-to-consumer segments, respectively.

Note 13. Related Party Transactions

Operating Agreement

On May 25, 2023, V Opco, LLC and ABG Vince entered into the Operating Agreement, which, among other things, provides for the management of the business and the affairs of ABG Vince, the allocation of profits and losses, the distribution of cash of ABG Vince among its members and the rights, obligations and interests of the members to each other and to V Opco. See Note 2 "Significant Transactions" for further information. During the three months ended May 2, 2026 and May 3, 2025, the Company received distributions of cash of $1,398 and $1,776, respectively, under the Operating Agreement.

License Agreement

On May 25, 2023, V Opco and ABG Vince entered into the License Agreement, whereby V Opco is required to pay ABG Vince a royalty on net sales of Licensed Products and committed to an annual guaranteed minimum royalty of $11,000. See Note 2 "Significant Transactions" for further information. During the three months ended May 2, 2026 and May 3, 2025, the Company paid $8,032 and $7,913, respectively, under the License Agreement. As of May 2, 2026, $1,608 of prepaid royalty expense was included within Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. As of January 31, 2026, $3,629 of accrued royalty expense was included within Other accrued expenses on the Condensed Consolidated Balance Sheets.

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

During the three months ended May 2, 2026, the Company recognized no net sales, cost of products sold, or SG&A expenses from the arrangement. During the three months ended May 3, 2025, the Company recognized $149 of net sales, $230 of cost of products sold and $195 of SG&A expenses from the arrangement.

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

See Note 2 "Significant Transactions" and Note 4 "Long-Term Debt and Financing Arrangements" for additional information.

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

This discussion contains forward-looking statements involving risks, uncertainties and assumptions that could cause our results to differ materially from expectations. For a discussion of the risks facing our business see "Item 1A—Risk Factors" of this Quarterly Report as well as in our 2025 Annual Report on Form 10-K.

Executive Overview

We are a global retail company that operates the Vince brand women's and men's ready-to-wear business. We serve our customers through a variety of channels that reinforces the brand image. Previously, we also owned and operated the Rebecca Taylor and Parker brands until the sale of the respective intellectual property was completed, as discussed below.

Vince, established in 2002, is a leading global luxury apparel and accessories brand best known for creating elevated yet understated pieces for every day effortless style. As of May 2, 2026, we operate 42 full-price retail stores, 12 outlet stores, and the e-commerce site, vince.com. Vince is also available through premium wholesale channels globally.

On April 21, 2023 the Company entered into a strategic partnership ("Authentic Transaction") with Authentic Brands Group, LLC ("Authentic"), a global brand development, marketing and entertainment platform, whereby the Company contributed its intellectual property to a newly formed Authentic subsidiary ("ABG Vince") for cash consideration and a membership interest in ABG Vince. The Company closed the Asset Sale on May 25, 2023. On May 25, 2023, in connection with the Authentic Transaction, V Opco, entered into a License Agreement (the "License Agreement") with ABG Vince, which provides V Opco with an exclusive, long-term license to use the Licensed Property in the Territory to the Approved Accounts (each as defined in the License Agreement). See Note 2 "Significant Transactions" to the Condensed Consolidated Financial Statements in this Quarterly Report for additional information.

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

The following table presents, for the periods indicated, our operating results as a percentage of net sales, as well as earnings per share data:

	Three Months Ended
	May 2, 2026		May 3, 2025
		% of Net		% of Net
	Amount	Sales	Amount	Sales
(in thousands, except per share data and percentages)
Statements of Operations:
Net sales	$64,035	100.0%	$57,933	100.0%
Cost of products sold	31,643	49.4%	28,770	49.7%
Gross profit	32,392	50.6%	29,163	50.3%
Selling, general and administrative expenses	35,039	54.7%	33,601	58.0%
Loss from operations	(2,647)	(4.1)%	(4,438)	(7.7)%
Interest expense, net	644	1.0%	856	1.5%
Other (income)	(103)	(0.2)%	—	0.0%
Loss before income taxes and equity in net income of equity method investment	(3,188)	(5.0)%	(5,294)	(9.1)%
Benefit for income taxes	(408)	(0.6)%	—	0.0%
Loss before equity in net income of equity method investment	(2,780)	(4.4)%	(5,294)	(9.1)%
Equity in net income of equity method investment	679	1.1%	491	0.8%
Net loss	$(2,101)	(3.3)%	$(4,803)	(8.3)%
Loss per share:
Basic loss per share	$(0.16)		$(0.37)
Diluted loss per share	$(0.16)		$(0.37)

Three Months Ended May 2, 2026 Compared to Three Months Ended May 3, 2025

Net sales for the three months ended May 2, 2026 were $64,035, increasing $6,102, or 10.5%, versus $57,933 for the three months ended May 3, 2025.

Gross profit increased 11.1% to $32,392 for the three months ended May 2, 2026 from $29,163 in the prior year first quarter. As a percentage of sales, gross margin was 50.6%, compared with 50.3% in the prior year first quarter. The total gross margin rate increase was primarily driven by the following factors:

•
The favorable impact from higher pricing which contributed positively by approximately 130 basis points; and
•
The favorable impact of lower discounting which contributed positively by approximately 100 basis points; partially offset by
•
The unfavorable impact from higher tariffs of approximately 190 basis points.

Selling, general and administrative ("SG&A") expenses for the three months ended May 2, 2026 were $35,039, increasing $1,438, or 4.3%, versus $33,601 for the three months ended May 3, 2025. SG&A expenses as a percentage of sales were 54.7% and 58.0% for the three months ended May 2, 2026 and May 3, 2025, respectively. The increase in SG&A expenses compared to the prior fiscal year period was due primarily to approximately $1,200 of increased benefit costs, and approximately $800 of increased marketing and advertising costs, partially offset by a decrease in legal costs.

Interest expense, net decreased $212, or 24.8%, to $644 in the three months ended May 2, 2026 from $856 in the three months ended May 3, 2025, primarily due to lower levels of debt under the Revolving credit facility.

Benefit for income taxes for the three months ended May 2, 2026 was $408, compared to $0 for the three months ended May 3, 2025. The benefit is due to the impact of applying the Company's estimated annual effective tax rate to the year-to-date ordinary pre-tax loss.

In the prior comparative period, the Company had year-to-date ordinary pre-tax losses for the interim period and anticipated annual ordinary pre-tax income for the fiscal year. The Company determined that it was more likely than not that the tax benefit of the year-to-date ordinary pre-tax loss would not be realized in the current or future years and therefore, the Company did not record any tax expense during the prior comparative period.

Equity in net income of equity method investment for the three months ended May 2, 2026 and May 3, 2025 was $679 and $491, respectively, and consists of the Company's proportionate share of ABG Vince's net income.

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

	Three Months Ended
	May 2,	May 3,
(in thousands)	2026	2025
Net Sales:
Vince Wholesale	$32,066	$30,290
Vince Direct-to-consumer	31,969	27,643
Total net sales	$64,035	$57,933

Income (loss) from operations:
Vince Wholesale	$10,134	$9,397
Vince Direct-to-consumer	1,847	(800)
Total segment income from operations	11,981	8,597
Unallocated corporate	(14,628)	(13,035)
Total loss from operations	$(2,647)	$(4,438)

Vince Wholesale

	Three Months Ended
(in thousands)	May 2, 2026	May 3, 2025	$ Change
Net sales	$32,066	$30,290	$1,776
Income from operations	10,134	9,397	737

Net sales from our Vince Wholesale segment increased $1,776, or 5.9%, to $32,066 in the three months ended May 2, 2026 from $30,290 in the three months ended May 3, 2025, due primarily to increased shipments.

Income from operations from our Vince Wholesale segment increased $737, or 7.8%, to $10,134 in the three months ended May 2, 2026 from $9,397 in the three months ended May 3, 2025, primarily driven by an increase in net sales, partially offset by a decrease in gross margin primarily due to the impact of tariffs.

Vince Direct-to-consumer

	Three Months Ended
(in thousands)	May 2, 2026	May 3, 2025	$ Change
Net sales	$31,969	$27,643	$4,326
Income (loss) from operations	1,847	(800)	2,647

Net sales from our Vince Direct-to-consumer segment increased $4,326, or 15.6%, to $31,969 in the three months ended May 2, 2026 from $27,643 in the three months ended May 3, 2025. Comparable sales, including e-commerce, increased $4,459 or 17.7%, due to an increase in both e-commerce and retail stores volume and higher prices. Non-comparable sales, including Vince Unfold, which was exited in the first quarter of fiscal 2025, decreased $133. Since May 3, 2025, 4 net stores have closed bringing our total retail store count to 54 (consisting of 42 full price stores and 12 outlet stores) as of May 2, 2026, compared to 58 (consisting of 44 full price stores and 14 outlet stores) as of May 3, 2025.

Our Vince Direct-to-consumer segment had income from operations of $1,847 in the three months ended May 2, 2026 compared to a loss of $800 in the three months ended May 3, 2025. The increase was primarily driven by an increase in net sales.

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

Operating Activities

	Three Months Ended
(in thousands)	May 2, 2026	May 3, 2025
Operating activities
Net loss	$(2,101)	$(4,803)
Add (deduct) items not affecting operating cash flows:
Depreciation and amortization	616	761
Provision for bad debt	(32)	32
Loss on disposal of property and equipment	—	43
Amortization of deferred financing costs	92	91
Share-based compensation expense	91	146
Capitalized PIK Interest	265	243
Equity in net income of equity method investment, net of distributions	719	1,285
Changes in assets and liabilities:
Receivables, net	11,980	9,873
Inventories	(4,475)	(3,078)
Prepaid expenses and other current assets	(3,007)	(3,699)
Accounts payable and accrued expenses	(10,726)	(11,560)
Other assets and liabilities	(2,333)	(1,151)
Net cash used in operating activities	$(8,911)	$(11,817)

Net cash used in operating activities during the three months ended May 2, 2026 was $8,911, which consisted of net loss of $2,101, impacted by non-cash items of $1,751 and cash used in working capital of $8,561. Net cash used in working capital primarily resulted from cash outflows due to a decrease in accounts payable and accrued expenses of $10,726, due primarily to timing of payments, and cash outflows of $4,475 due to an increase in inventories related to the timing of inventory receipts and increased costs due primarily to the impact of tariffs, partially offset by cash inflows from receivables of $11,980 mainly attributable to timing of collections.

Net cash used in operating activities during the three months ended May 3, 2025 was $11,817, which consisted of net loss of $4,803, impacted by non-cash items of $2,601 and cash used in working capital of $9,615. Net cash used in working capital resulted from cash outflows due to a decrease in accounts payable and accrued expenses of $11,560, due primarily to timing of payments, cash outflows in prepaid expenses and other current assets, due primarily to prepaid royalty payments, and an increase in inventories, partially offset by cash inflows from receivables of $9,873 mainly attributable to timing of collections.

Investing Activities

	Three Months Ended
(in thousands)	May 2, 2026	May 3, 2025
Investing activities
Payments for capital expenditures	$(216)	$(1,424)
Net cash used in investing activities	$(216)	$(1,424)

Net cash used in investing activities of $216 and $1,424 during the three months ended May 2, 2026 and May 3, 2025, respectively, represents capital expenditures primarily related to retail store buildouts, including leasehold improvements and store fixtures.

Financing Activities

	Three Months Ended
(in thousands)	May 2, 2026	May 3, 2025
Financing activities
Proceeds from borrowings under the Revolving Credit Facilities	$65,300	$63,500
Repayment of borrowings under the Revolving Credit Facilities	(55,900)	(48,150)
Tax withholdings related to restricted stock vesting	(1)	—
Proceeds from issuance of common stock, net of certain fees	—	4
Financing fees	—	(135)
Net cash provided by financing activities	$9,399	$15,219

Net cash provided by financing activities was $9,399 during the three months ended May 2, 2026, primarily consisting of $9,400 of net borrowings under the Company's revolving credit facilities.

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

No financing costs were incurred during the three months ended May 2, 2026 and May 3, 2025, respectively.

As of May 2, 2026, the Company was in compliance with applicable covenants. As of May 2, 2026, $31,236 was available under the 2023 Revolving Credit Facility, net of the Loan Cap, and there were $20,100 of borrowings outstanding and $6,160 of letters of credit outstanding under the 2023 Revolving Credit Facility. The weighted average interest rate for borrowings outstanding under the 2023 Revolving Credit Facility as of May 2, 2026 was 6.0%.

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

A summary of our critical accounting estimates is included in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of our 2025 Annual Report on Form 10-K. As of May 2, 2026, there have been no material changes to the critical accounting estimates contained therein.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of May 2, 2026.

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

Material Weakness in Internal Control over Financial Reporting

As described in Management's Annual Report on Internal Control Over Financial Reporting in Part II, Item 9A of our Annual Report on Form 10-K for the year ended January 31, 2026, we did not maintain adequate user access controls to ensure appropriate segregation of duties and to adequately restrict access to financial applications and data.

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

Remediation Efforts to Address the Material Weakness

To date, we have made continued progress on our comprehensive remediation plan related to this material weakness by implementing the following controls and procedures:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended May 2, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

The risk factors disclosed in the Company's 2025 Annual Report on Form 10-K, in addition to the other information set forth in this Quarterly Report on Form 10-Q, could materially affect the Company's business, financial condition or results.

The Company’s risk factors have not changed materially from those disclosed in its 2025 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None of our directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended May 2, 2026.

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

Date		Vince Holding Corp.

June 16, 2026	By:	/s/ Yuji Okumura
Yuji Okumura
Chief Financial Officer
(as duly authorized officer, and principal financial officer)