Form 10-Q
period 2026-08-01
VINCE HOLDING CORP.
filed 2026-09-11
CIK 1579157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 1, 2026

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

As of August 31, 2026, the registrant had 12,944,749 shares of common stock, $0.01 par value per share, outstanding.

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

For purposes of this Quarterly Report, the "Company," "we," and "our," refer to Vince Holding Corp. and our wholly owned subsidiaries, including Vince Intermediate Holding, LLC ("Vince Intermediate"), V Opco and, beginning August 24, 2026, OWL Opco LLC. References to "Vince," "Rebecca Taylor" or "Parker" refer only to the referenced brands.

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

These forward-looking statements involve a number of risks and uncertainties, some of which are beyond our control, including, without limitation: changes to and unpredictability in the trade policies and tariffs imposed by the U.S. and the governments of other nations; general economic conditions; our ability to maintain adequate cash flow from operations or availability under our revolving credit facility to meet our liquidity needs; restrictions on our operations under our credit facilities; our ability to improve our profitability; our ability to maintain our larger wholesale partners; our ability to accurately forecast customer demand for our products; our ability to maintain the license agreement relating to the Vince brand with ABG Vince; ABG Vince's expansion of the Vince brand into other categories and territories; ABG Vince's approval rights and other actions; our ability to realize the benefits of our strategic initiatives; our ability to make lease payments when due; our ability to open retail stores under favorable lease terms and operate and maintain new and existing retail stores successfully; our operating experience and brand recognition in international markets; our ability to remediate the identified material weakness in our internal control over financial reporting; our ability to comply with domestic and international laws, regulations and orders; increased scrutiny regarding our approach to sustainability matters and environmental, social and governance practices; competition in the apparel and fashion industry; our ability to attract and retain key personnel; seasonal and quarterly variations in our revenue and income; the protection and enforcement of intellectual property rights relating to the Vince brand; our ability to successfully integrate, operate and grow the OVO business (the “OVO Transaction”) and realize the anticipated benefits of the OVO Transaction; the extent of our foreign sourcing; our reliance on independent manufacturers; our ability to ensure the proper operation of the distribution facilities by third-party logistics providers; fluctuations in the price, availability and quality of raw materials; the ethical business and compliance practices of our independent manufacturers; our ability to mitigate system or data security issues, such as cyber or malware attacks, as well as other major system failures; our ability to adopt, optimize and improve our information technology systems, processes and functions; our ability to comply with privacy-related obligations; our status as a "controlled company"; our status as a "smaller reporting company"; and other factors as set forth from time to time in our Securities and Exchange Commission filings, including those described in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 16, 2026 (the "2025 Annual Report on Form 10-K") under the heading "Part I, Item 1A—Risk Factors" and any subsequently filed Quarterly Reports on Form 10-Q. We intend these forward-looking statements to speak only as of the date of this Quarterly Report on Form 10-Q and do not undertake to update or revise them as more information becomes available, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data, unaudited)

	August 1,	January 31,
	2026	2026
Assets
Current assets:
Cash and cash equivalents	$1,009	$498
Trade receivables, net of allowance for doubtful accounts $910 and $6,835 at August 1, 2026 and January 31, 2026, respectively	27,250	30,482
Inventories, net	73,371	66,240
Prepaid expenses and other current assets [1]	4,712	3,770
Total current assets	106,342	100,990
Property and equipment, net	7,954	7,939
Operating lease right-of-use assets, net	90,438	90,874
Equity method investment	20,287	21,451
Other assets	3,891	3,787
Total assets	$228,912	$225,041

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$33,721	$25,921
Accrued salaries and employee benefits	7,393	10,811
Other accrued expenses [2]	13,510	14,800
Short-term lease liabilities	16,795	16,391
Total current liabilities	71,419	67,923
Long-term debt	12,250	19,462
Long-term lease liabilities	85,432	86,535
Deferred income tax liability	636	636
Other liabilities	385	385

Commitments and contingencies (Note 9)

Stockholders' equity:
Common stock at $0.01 par value (100,000,000 shares authorized, 12,923,670 and 12,846,589 shares issued and outstanding at August 1, 2026 and January 31, 2026, respectively)	129	128
Additional paid-in capital	1,160,258	1,160,118
Accumulated deficit	(1,101,807)	(1,110,303)
Accumulated other comprehensive income	210	157
Total stockholders' equity	58,790	50,100
Total liabilities and stockholders' equity	$228,912	$225,041

1 Includes prepaid royalty expense of $375 as of August 1, 2026, which is with a related party.

2 Includes accrued royalty expense of $3,629 as of January 31, 2026, which is with a related party.

See notes to unaudited condensed consolidated financial statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except share and per share data, unaudited)

	Three Months Ended		Six Months Ended
	August 1,	August 2,	August 1,	August 2,
	2026	2025	2026	2025
Net sales [3]	$81,788	$73,241	$145,823	$131,174
Cost of products sold [4]	31,954	36,303	63,597	65,073
Gross profit	49,834	36,938	82,226	66,101
Selling, general and administrative expenses [5]	36,281	25,787	71,320	59,388
Income from operations	13,553	11,151	10,906	6,713
Interest expense, net [6]	708	849	1,352	1,705
Other (income)	(493)	(1,560)	(596)	(1,560)
Income before income taxes and equity in net income of equity method investment	13,338	11,862	10,150	6,568
Provision for income taxes	3,139	58	2,731	58
Income before equity in net income of equity method investment	10,199	11,804	7,419	6,510
Equity in net income of equity method investment	398	256	1,077	747
Net income	$10,597	$12,060	$8,496	$7,257
Other comprehensive income:
Foreign currency translation adjustments	(15)	(28)	53	48
Comprehensive income	$10,582	$12,032	$8,549	$7,305

Earnings per share:
Basic earnings per share	$0.82	$0.93	$0.66	$0.56
Diluted earnings per share	$0.80	$0.93	$0.65	$0.56
Weighted average shares outstanding:
Basic	12,891,384	12,906,045	12,868,995	12,863,100
Diluted	13,189,644	12,958,739	13,145,029	12,950,828

3 Includes $0 and $149 of net sales for the three and six months ended August 2, 2025, respectively, which is with a former related party.

4 Includes royalty expense of $3,983 and $6,778 for the three and six months ended August 1, 2026, respectively, and $3,623 and $6,205 for the three and six months ended August 2, 2025, respectively, which is with a related party. Includes cost of products sold of $0 and $230 for the three and six months ended August 2, 2025, respectively, which is with a former related party.

5 Includes selling, general, and administrative ("SG&A") expenses of $0 and $195 for the three and six months ended August 2, 2025, respectively, which is with a former related party.

6 Includes capitalized payment-in-kind ("PIK") interest with the Third Lien Credit Facility of $273 and $538 for the three and six months ended August 1, 2026, respectively, and $248 and $491 for the three and six months ended August 2, 2025, respectively, which is with a former related party.

See notes to unaudited condensed consolidated financial statements.

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity

(in thousands, except share amounts, unaudited)

	Common Stock
	Number of Shares Outstanding	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance as of January 31, 2026	12,846,589	$128	$1,160,118	$(1,110,303)	$157	$50,100
Comprehensive loss:
Net loss	—	—	—	(2,101)	—	(2,101)
Foreign currency translation adjustment	—	—	—	—	68	68
Share-based compensation expense	—	—	91	—	—	91
Restricted stock unit vestings	1,250	—	—	—	—	—
Tax withholdings related to restricted stock vesting	(545)	—	(1)	—	—	(1)
Balance as of May 2, 2026	12,847,294	$128	$1,160,208	$(1,112,404)	$225	$48,157
Comprehensive income:
Net income	—	—	—	10,597	—	10,597
Foreign currency translation adjustment	—	—	—	—	(15)	(15)
Share-based compensation expense	—	—	49	—	—	49
Restricted stock unit vestings	74,877	1	(1)	—	—	—
Exercise of stock options	1,499	—	2	—	—	2
Balance as of August 1, 2026	12,923,670	$129	$1,160,258	$(1,101,807)	$210	$58,790

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

VINCE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands, unaudited)

	Six Months Ended
	August 1, 2026	August 2, 2025
Operating activities
Net income	$8,496	$7,257
Add (deduct) items not affecting operating cash flows:
Depreciation and amortization	1,214	1,534
Allowance for doubtful accounts	51	29
Loss on disposal of property and equipment	—	51
Amortization of deferred financing costs	183	183
Share-based compensation expense	140	242
Capitalized PIK Interest due to loan with former related party	538	491
Equity in net income of equity method investment, net of distributions	1,164	1,281
Changes in assets and liabilities:
Receivables, net	3,179	3,479
Inventories	(7,045)	(17,521)
Prepaid expenses and other current assets	(944)	(1,286)
Accounts payable and accrued expenses	2,688	(1,966)
Other assets and liabilities	(434)	(1,389)
Net cash provided by (used in) operating activities	9,230	(7,615)
Investing activities
Payments for capital expenditures	(963)	(3,530)
Net cash used in investing activities	(963)	(3,530)
Financing activities
Proceeds from borrowings under the Revolving Credit Facilities	117,800	115,600
Repayment of borrowings under the Revolving Credit Facilities	(125,550)	(104,150)
Tax withholdings related to restricted stock vesting	(1)	—
Proceeds from issuance of common stock, net of certain fees	—	4
Exercise of stock options	2	—
Financing fees	—	(135)
Net cash (used in) provided by financing activities	(7,749)	11,319
Increase in cash, cash equivalents, and restricted cash	518	174
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(7)	(4)
Cash, cash equivalents, and restricted cash, beginning of period	557	666
Cash, cash equivalents, and restricted cash, end of period	1,068	836
Less: restricted cash at end of period	59	59
Cash and cash equivalents per balance sheet at end of period	$1,009	$777

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$676	$962
Cash payments for income taxes, net of refunds	1,524	797
Supplemental Disclosures of Non-Cash Investing and Financing Activities
Capital expenditures in accounts payable and accrued liabilities	427	43

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

The condensed consolidated financial statements include the Company's accounts and the accounts of the Company's wholly-owned subsidiaries as of August 1, 2026. All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) and disclosures necessary for a fair statement of the results for the interim periods presented. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or the fiscal year as a whole.

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

Revenue associated with gift cards is recognized upon redemption and unredeemed balances are considered a contract liability and recorded within other accrued expenses, which are subject to escheatment within the jurisdictions in which the Company operates. As of August 1, 2026 and January 31, 2026, the contract liability was $1,356 and $1,450, respectively. For the three months ended August 1, 2026, the Company recognized $78 of revenue that was previously included in the contract liability as of May 2, 2026. For the six months ended August 1, 2026, the Company recognized $149 of revenue that was previously included in the contract liability as of January 31, 2026.

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

Note 2. Significant Transactions

Sale of Vince Intellectual Property

On April 21, 2023, the Company entered into the Asset Purchase Agreement (defined below), pursuant to which V Opco agreed to sell and transfer to ABG-Vince LLC (f/k/a ABG-Viking, LLC) ("ABG Vince"), an indirect subsidiary of Authentic, all intellectual property assets related to the business operated under the Vince brand in exchange for total consideration of $76,500 in cash and a 25% membership interest in ABG Vince (the "Asset Sale"). The Asset Sale was consummated in accordance with the terms of the Asset Purchase Agreement on May 25, 2023 (the "Closing Date"). Through the agreement, Authentic owns the majority stake of 75% membership interest in ABG Vince.

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

The Company reviews its investment in ABG Vince for impairment when events or changes in circumstances indicate that an other-than-temporary decline in value may have occurred. If the carrying value of the investment exceeds its fair value and the loss in value is other than temporary, the investment is considered impaired and reduced to fair value, and the impairment is recognized in the period identified. Factors providing evidence of such a loss include changes in ABG Vince's operations or financial condition, significant continuing losses, and significant negative economic conditions, among others. During the three and six months ended August 1, 2026 and the fiscal year 2025, there was no impairment of the investment in ABG Vince.

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

The Company did not have any non-financial assets or non-financial liabilities recognized at fair value on a recurring basis at August 1, 2026 or January 31, 2026. At August 1, 2026 and January 31, 2026, the Company believes that the carrying values of cash and cash equivalents, receivables, and accounts payable approximate fair value, due to the short-term maturity of these instruments. The Company's debt obligations with a carrying value of $12,250 and $19,462 as of August 1, 2026 and January 31, 2026, respectively, are at variable interest rates. Borrowings under the Company's 2023 Revolving Credit Facility are recorded at carrying value, which approximates fair value due to the frequent nature of such borrowings and repayments. The Company considers this as a Level 2 input. The carrying values of the Company's Third Lien Credit Facility as of August 1, 2026 and January 31, 2026 approximate fair value, due to the variable rates associated with this obligation. The Company considers this a Level 3 input.

The Company's non-financial assets, which primarily consist of operating lease right-of-use ("ROU") assets and property and equipment, are not required to be measured at fair value on a recurring basis and are reported at their carrying values. However, on a periodic basis whenever events or changes in circumstances indicate that their carrying value may not be fully recoverable, non-financial assets are assessed for impairment and, if applicable, written down to (and recorded at) fair value. There was no impairment of non-financial assets during the three and six months ended August 1, 2026.

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

Note 4. Long-Term Debt and Financing Arrangements

Debt obligations consisted of the following:

	August 1,	January 31,
(in thousands)	2026	2026
Long-term debt:
Revolving Credit Facility	$2,950	$10,700
Third Lien Credit Facility	9,300	8,762
Total long-term debt	$12,250	$19,462

2023 Revolving Credit Facility

On June 23, 2023, V Opco, entered into a new $85,000 senior secured revolving credit facility (the "2023 Revolving Credit Facility") pursuant to a Credit Agreement (the "2023 Revolving Credit Agreement") by and among V Opco, the guarantors named therein, Bank of America, N.A. ("BofA"), as Agent, the other lenders from time to time party thereto, and BofA Securities, Inc., as sole lead arranger and sole bookrunner. All outstanding amounts under the 2018 Revolving Credit Facility were repaid in full and such facility was terminated pursuant to the terms thereof as a result of all parties completing their obligations under such facility.

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

No financing costs were incurred during the three and six months ended August 1, 2026 and August 2, 2025, respectively.

As of August 1, 2026, the Company was in compliance with applicable covenants. As of August 1, 2026, $63,571 was available under the 2023 Revolving Credit Facility, net of the Loan Cap, and there were $2,950 of borrowings outstanding and $5,160 of letters of credit outstanding under the 2023 Revolving Credit Facility. The weighted average interest rate for borrowings outstanding under the 2023 Revolving Credit Facility as of August 1, 2026 was 6.0%.

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

Note 5. Inventory

Inventories consisted of finished goods. As of August 1, 2026 and January 31, 2026, finished goods, net of reserves were $73,371 and $66,240, respectively.

Note 6. Share-Based Compensation

Employee Stock Plans

Vince 2013 Incentive Plan

In connection with the IPO, the Company adopted the Vince 2013 Incentive Plan, which provides for grants of stock options, stock appreciation rights, restricted stock and other stock-based awards. In May 2018, the Company filed a Registration Statement on Form S-8 to register an additional 660,000 shares of common stock available for issuance under the Vince 2013 Incentive Plan. Additionally, in September 2020, the Company filed a Registration Statement on Form S-8 to register an additional 1,000,000 shares of common stock available for issuance under the Vince 2013 Incentive Plan. On June 4, 2026, the Company’s stockholders approved an amendment (the “Share Increase Amendment”) to the Vince 2013 Incentive Plan to increase the maximum aggregate number of shares of common stock with respect to which awards may be granted thereunder from 2,000,000 to 3,000,000 shares. The shares available for issuance under the Vince 2013 Incentive Plan may be, in whole or in part, either authorized and unissued shares of the Company's common stock or shares of common stock held in or acquired for the Company's treasury. In general, if awards under the Vince 2013 Incentive Plan are canceled for any reason, or expire or terminate unexercised, the shares covered by such award may again be available for the grant of awards under the Vince 2013 Incentive Plan. As of August 1, 2026, there were 999,427 shares under the Vince 2013 Incentive Plan available for future grants. Effective June 8, 2026, the Share Increase Amendment provides for an additional 1,000,000 shares to be issued by the Company. Options granted pursuant to the Vince 2013 Incentive Plan typically vest in equal installments over four years, subject to the employees' continued employment and expire on the earlier of the tenth anniversary of the grant date or upon termination as outlined in the Vince 2013 Incentive Plan. Restricted stock units ("RSUs") granted typically vest in equal installments over a three-year period or vest in equal installments over four years, subject to the employees' continued employment. In November 2023, the Vince 2013 Incentive Plan was amended to, among others, extend the plan expiration date to November 2033.

Stock Options

A summary of stock option activity for the six months ended August 1, 2026 is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 31, 2026	389,850	$1.56	9.3	$—
Granted	341,250	$7.76
Exercised	(1,499)	$1.47
Forfeited or expired	(20,325)	$2.17
Outstanding at August 1, 2026	709,276	$4.52	9.3	$—

Vested and exercisable at August 1, 2026	87,005	$1.47	8.8	$—

Restricted Stock Units

A summary of restricted stock unit activity for the six months ended August 1, 2026 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested restricted stock units at January 31, 2026	203,974	$2.01
Granted	—	$—
Vested	(76,127)	$2.33
Forfeited	(79,345)	$1.89
Non-vested restricted stock units at August 1, 2026	48,502	$1.70

Share-Based Compensation Expense

The Company recognized share-based compensation expense of $49 and $96, including expense of $(36) and $72 related to non-employees, during the three months ended August 1, 2026 and August 2, 2025, respectively. The Company recognized share-based compensation expense of $140 and $242, including expense of $26 and $159 related to non-employees, during the six months ended August 1, 2026 and August 2, 2025, respectively.

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

During the three and six months ended August 1, 2026 and August 2, 2025, the Company did not make any offerings or sales of shares of common stock under the Virtu At-the-Market Offering. At August 1, 2026, $861 was available under the Virtu At-the-Market Offering.

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

The following is a reconciliation of weighted average basic shares to weighted average diluted shares outstanding:

	Three Months Ended		Six Months Ended
	August 1,	August 2,	August 1,	August 2,
	2026	2025	2026	2025
Weighted-average shares—basic	12,891,384	12,906,045	12,868,995	12,863,100
Effect of dilutive equity securities	298,260	52,694	276,034	87,728
Weighted-average shares—diluted	13,189,644	12,958,739	13,145,029	12,950,828

For the three and six months ended August 1, 2026, 150,533 and 87,266, respectively, of weighted average shares were excluded from the computation of weighted average shares for diluted earnings per share, as their effect would have been anti-dilutive. For the three and six months ended August 2, 2025, 522,638 and 182,809, respectively, of weighted average shares were excluded from the computation of weighted average shares for diluted earnings per share, as their effect would have been anti-dilutive.

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

To account for potential recoveries of previously paid IEEPA tariffs, the Company applies a gain contingency model in accordance with ASC 450-30, Gain Contingencies. Under this model, a gain contingency is not recognized until the gain is realized or realizable, which is at the earlier of when U.S. Customs and Border Protection (CBP) affirms the Company’s refund claim or the refund is received in cash. Any recovery, when recognized, would be reflected as a reduction of Inventory to the extent the related goods remain on hand, or as a reduction of Cost of goods sold for amounts related to goods already sold. As of August 1, 2026, the Company received cash refund payments of $13,448, including $488 in interest. Accordingly, the Company has recognized a corresponding offset to Cost of products sold of $10,368, Other income of $488, and an offset to Inventory of $2,592 in the condensed consolidated financial statements for the three and six-month periods ended August 1, 2026. The Company continues to monitor these developments and their potential impact on our results of operations.

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

The provision for income taxes for the three and six months ended August 1, 2026 is $3,139 and $2,731, respectively.

For the six months ended August 2, 2025, the Company had year-to-date ordinary pre-tax losses for the interim period and anticipated annual ordinary pre-tax income for the fiscal year. The Company determined that it is more likely than not that the tax benefit of the year-to-date ordinary pre-tax loss will not be realized in the current or future years and as such, tax provisions for the interim periods would not be recognized until the Company has year-to-date ordinary pre-tax income. The provision for income taxes of $58 for the three and six months ended August 2, 2025 represents a discrete tax expense recorded during the second quarter of fiscal 2025 relating to interest received in connection with the ERC.

Each reporting period, the Company evaluates the realizability of its deferred tax assets and has maintained a full valuation allowance against its deferred tax assets. The valuation allowance will be maintained until there is sufficient positive evidence to conclude that it is more likely than not that these deferred tax assets will be realized.

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

Total lease cost is included in SG&A expense in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and is recorded net of sublease income. Some leases have a non-cancelable lease term of less than one year and therefore, the Company has elected to exclude these short-term leases from its ROU asset and lease liabilities. Short term lease costs were immaterial for the three and six months ended August 1, 2026 and August 2, 2025. The Company's lease cost is comprised of the following:

	Three Months Ended		Six Months Ended
	August 1,	August 2,	August 1,	August 2,
(in thousands)	2026	2025	2026	2025
Operating lease cost	$5,764	$5,765	$11,443	$11,445
Variable operating lease cost	67	29	149	94
Sublease income	(216)	(216)	(432)	(432)
Total lease cost	$5,615	$5,578	$11,160	$11,107

As of August 1, 2026, the future maturity of lease liabilities are as follows:

August 1,
(in thousands)	2026
Fiscal 2026	$11,916
Fiscal 2027	22,388
Fiscal 2028	21,634
Fiscal 2029	20,341
Fiscal 2030	16,144
Thereafter	33,413
Total lease payments	125,836
Less: Imputed interest	(23,609)
Total operating lease liabilities	$102,227

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

As of August 1, 2026, future minimum tenant operating lease payments remaining under this sublease were approximately $1,100, with a remaining sublease term of 1.2 years. Subsequently on August 7, 2026, an extension was signed with the sublessee. Inclusive of this extension, the future minimum tenant operating lease payments remaining under this sublease are approximately $7,600, with a remaining sublease term of 7.8 years.

The operating lease payments do not include any renewal options as such leases are not reasonably certain of being renewed as of August 1, 2026. As of August 1, 2026, there were no leases signed but not yet commenced.

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

The Company’s CODM evaluates segment performance based on several factors, including Income before income taxes and equity in net income of equity method investment. The CODM uses Income before income taxes and equity in net income of equity method investment as the key performance measure of segment profitability because it excludes the impact of certain items that our

CODM believes do not directly reflect our underlying operations, including the impact of income taxes and equity in net income of equity method investment. The CODM also considers budget-to-actual and period-over-period variances for this performance measure when making decisions about the allocation of operating and capital resources to each segment. Unallocated corporate expenses are comprised of SG&A expenses attributable to corporate and administrative activities (such as marketing, design, finance, information technology, and legal and human resource departments), transaction-related expenses, and other charges, including interest expense, that are not directly attributable to the Company's Vince Wholesale and Vince Direct-to-consumer reportable segments. Unallocated corporate assets are comprised of the carrying values of the Company's equity method investment and other assets that will be utilized to generate revenue for the Company's Vince Wholesale and Vince Direct-to-consumer reportable segments.

Summary information for the Company's reportable segments is presented below.

(in thousands)	Vince Wholesale	Vince Direct-to-consumer	Total
Three Months Ended August 1, 2026
Net Sales	$49,407	$32,381	$81,788

Cost of Products Sold*	22,614	9,340	31,954
Staff and Personnel	944	5,964	6,908
Occupancy	121	6,501	6,622
Marketing and advertising	168	2,314	2,482
Other segment items (1)	976	3,764	4,740
Total segment income before income taxes and equity in net income of equity method investment	24,584	4,498	29,082
Unallocated Corporate (2)			(15,744)
Total income before income taxes and equity in net income of equity method investment			$13,338

Six Months Ended August 1, 2026
Net Sales	$81,473	$64,350	$145,823

Cost of Products Sold*	42,369	21,228	63,597
Staff and Personnel	1,845	11,893	13,738
Occupancy	238	12,940	13,178
Marketing and advertising	519	4,705	5,224
Other segment items (1)	1,784	7,239	9,023
Total segment income before income taxes and equity in net income of equity method investment	34,718	6,345	41,063
Unallocated Corporate (2)			(30,913)
Total income before income taxes and equity in net income of equity method investment			$10,150

	Vince Wholesale	Vince Direct-to-consumer	Total
Three Months Ended August 2, 2025
Net Sales	$44,762	$28,479	$73,241

Cost of Products Sold*	25,828	10,475	36,303
Staff and Personnel	933	5,892	6,825
Occupancy	127	6,530	6,657
Marketing and advertising	48	1,900	1,948
Other segment items (1)	768	3,471	4,239
Total segment income before income taxes and equity in net income of equity method investment	17,058	211	17,269
Unallocated Corporate (2)			(5,407)
Total income before income taxes and equity in net income of equity method investment			$11,862

Six Months Ended August 2, 2025
Net Sales	$75,052	$56,122	$131,174

Cost of Products Sold*	44,287	20,786	65,073
Staff and Personnel	1,828	11,617	13,445
Occupancy	235	13,095	13,330
Marketing and advertising	162	4,091	4,253
Other segment items (1)	2,085	7,122	9,207
Total segment income (loss) before income taxes and equity in net income of equity method investment	26,455	(589)	25,866
Unallocated Corporate (2)			(19,298)
Total income before income taxes and equity in net income of equity method investment			$6,568

	Three Months Ended		Six Months Ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Depreciation and Amortization:
Vince Wholesale	$80	$85	$156	$161
Vince Direct-to-Consumer	448	614	912	1,224
Total Segment Depreciation and Amortization	528	699	1,068	1,385
Unallocated Corporate	70	74	146	149
Total Depreciation and Amortization	$598	$773	$1,214	$1,534

Capital Expenditures:
Vince Wholesale	$202	$237	$202	$333
Vince Direct-to-Consumer	529	1,762	745	3,052
Total Segment Capital Expenditures	731	1,999	947	3,385
Unallocated Corporate	16	107	16	145
Total Capital Expenditures	$747	$2,106	$963	$3,530

	As of
	August 1, 2026	January 31, 2026
Total Assets:
Vince Wholesale	$81,416	$75,339
Vince Direct-to-Consumer	101,233	101,008
Total Segment Assets	182,649	176,347
Unallocated Corporate	46,263	48,694
Total Assets	$228,912	$225,041

(1) Other segment items primarily include various third party expenses, banking fees, depreciation and amortization, supplies, and commissions.

(2) Unallocated Corporate for the three and six months ended August 1, 2026 includes Other income related to the IEEPA Tariff Refunds of $488. Unallocated Corporate for the three and six months ended August 2, 2025 includes the ERC benefit of $7,173. See Note 9 "Commitments and Contingencies" for further information.

*Cost of Products Sold for the three months ended August 1, 2026 includes royalty expenses of $3,021 and $962 for the Wholesale and Direct-to-consumer segments, respectively. Cost of Products Sold for the six months ended August 1, 2026 includes royalty expenses of $4,857 and $1,921 for the Wholesale and Direct-to-consumer segments, respectively. Cost of Products Sold for the three months ended August 2, 2025 includes royalty expenses of $2,777 and $846 for the Wholesale and Direct-to-consumer segments, respectively. Cost of Products Sold for the six months ended August 2, 2025 includes royalty expenses of $4,539 and $1,666 for the Wholesale and Direct-to-consumer segments, respectively. In addition, Cost of Products sold for the three and six months ended August 1, 2026 includes IEEPA Tariff Refunds of $7,154 and $3,214 for the Wholesale and Direct-to-consumer segments, respectively. See Note 9 "Commitments and Contingencies" for further information.

Note 13. Related Party Transactions

Operating Agreement

On May 25, 2023, V Opco, LLC and ABG Vince entered into the Operating Agreement, which, among other things, provides for the management of the business and the affairs of ABG Vince, the allocation of profits and losses, the distribution of cash of ABG Vince among its members and the rights, obligations and interests of the members to each other and to V Opco. See Note 2 "Significant Transactions" for further information. During the three and six months ended August 1, 2026, the Company received distributions of cash of $843 and $2,241, respectively, under the Operating Agreement. During the three and six months ended August 2, 2025, the Company received distributions of cash of $252 and $2,028, respectively, under the Operating Agreement.

License Agreement

On May 25, 2023, V Opco and ABG Vince entered into the License Agreement, whereby V Opco is required to pay ABG Vince a royalty on net sales of Licensed Products and committed to an annual guaranteed minimum royalty of $11,000. See Note 2 "Significant Transactions" for further information. During the three and six months ended August 1, 2026, the Company paid $2,750 and $10,782, respectively, under the License Agreement. As of August 1, 2026, $375 of prepaid royalty expense was included within Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. As of January 31, 2026, $3,629 of accrued royalty expense was included within Other accrued expenses on the Condensed Consolidated Balance Sheets.

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

During the three and six months ended August 1, 2026, the Company recognized no net sales, cost of products sold, or SG&A expenses from the arrangement. During the three months ended August 2, 2025, the Company recognized no net sales, cost of products sold, or SG&A expenses from the arrangement. During the six months ended August 2, 2025, the Company recognized $149 of net sales, $230 of cost of products sold and $195 of SG&A expenses from the arrangement.

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

Note 14. Subsequent Events

OVO Transactions

On August 24, 2026, OWL Opco, LLC ("Equity Buyer"), an indirect wholly owned subsidiary of the Company, entered into an Asset and Equity Purchase Agreement (the "Purchase Agreement") with Aubrey Drake Graham (“Drake”); ABG-OVO, LLC ("ABG OVO" or “IP Buyer”), an indirect subsidiary of Authentic Brands Group LLC ("Authentic"); Authentic; October's Very Own IP Holdings (the "IP Seller"); October's Very Own ULC (the "Equity Seller," and together with the IP Seller, the "Sellers"); and October's Very Own Merchandising Inc., October's Very Own Merchandising US Inc. and October's Very Own Merchandising Ltd. (collectively, the "OVO Companies").

The Purchase Agreement provides for the following series of transactions; (i) ABG OVO will acquire the intellectual property assets of the IP Seller (the "Asset Purchase Transaction") (ii) the Equity Seller will subscribe for certain shares of the Canadian OVO company (the "Subscription Transaction") (iii) the Sellers will repay the OVO Debt (as defined in the Purchase Agreement) in full and cause the termination and discharge in full of all related liens (the "Repayment of Debt"), and (iv) the Equity Buyer will purchase from the Equity Seller all of the issued and outstanding equity of the OVO Companies, free of the OVO Debt (the "Equity Purchase Transaction").

Also on August 24, 2026, the Equity Buyer entered into (i) a ten-year license agreement with ABG OVO ("License Agreement"), and (ii) an assignment agreement with the Equity Seller and ABG Intermediate Holdings 2, LLC (the “Managing Member”) to acquire Class A Units representing a 5% interest in ABG OVO for $6,000 ("Units Assignment Agreement"). Each of the Purchase Agreement, License Agreement, and Units Assignment Agreement is referred to as an "OVO Transaction". In addition, on August 24, 2026, V Opco, LLC entered into the Third Amendment to Credit Agreement (the “Third Amendment”) to the 2023 Revolving Credit Facility. The Third Amendment makes certain modifications to, among other things, (i) permit the consummation of the transactions contemplated by the Purchase Agreement, (ii) designate BN Opco, LLC and its subsidiaries (including the OVO Companies) as unrestricted subsidiaries under the credit facility, and (iii) make certain related modifications to provisions governing unrestricted subsidiaries and related covenants. There were no changes to the financial covenants described in Note 4 "Long-term Debt and Financing Arrangements".

The Company is currently evaluating the accounting treatment for each of these transactions. During the second quarter of fiscal 2026, the company incurred $2,879 of costs associated with these transactions, which have been expensed and are included in general and administrative expense in the accompanying condensed consolidated statement of operations and comprehensive income.

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

Vince, established in 2002, is a leading global luxury apparel and accessories brand best known for creating elevated yet understated pieces for every day effortless style. As of August 1, 2026, we operate 41 full-price retail stores, 12 outlet stores, and the e-commerce site, vince.com. Vince is also available through premium wholesale channels globally.

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

In August 2026, the Company, through its wholly owned subsidiary OWL Opco LLC, acquired all of the issued and outstanding equity interests in the OVO operating companies, which include OVO’s e-commerce platform, 12 retail stores located in Canada, the United States, and the United Kingdom, and related wholesale relationships. In a separate but related transaction, Authentic, through its newly formed subsidiary ABG OVO, purchased OVO’s intellectual property from the OVO sellers. The Company also acquired a 5% interest in ABG OVO. Under a license agreement with ABG OVO, the Company has the exclusive right to use OVO’s intellectual property to manufacture and sell licensed apparel worldwide, in exchange for a royalty fee.

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

The following table presents, for the periods indicated, our operating results as a percentage of net sales, as well as earnings per share data:

	Three Months Ended				Six Months Ended
	August 1, 2026		August 2, 2025		August 1, 2026		August 2, 2025
		% of Net		% of Net		% of Net		% of Net
	Amount	Sales	Amount	Sales	Amount	Sales	Amount	Sales
(in thousands, except per share data and percentages)
Statements of Operations:
Net sales	$81,788	100.0%	$73,241	100.0%	$145,823	100.0%	$131,174	100.0%
Cost of products sold	31,954	39.1%	36,303	49.6%	63,597	43.6%	65,073	49.6%
Gross profit	49,834	60.9%	36,938	50.4%	82,226	56.4%	66,101	50.4%
Selling, general and administrative expenses	36,281	44.3%	25,787	35.2%	71,320	48.9%	59,388	45.3%
Income from operations	13,553	16.6%	11,151	15.2%	10,906	7.5%	6,713	5.1%
Interest expense, net	708	0.9%	849	1.2%	1,352	0.9%	1,705	1.3%
Other (income)	(493)	(0.6)%	(1,560)	(2.1)%	(596)	(0.4)%	(1,560)	(1.2)%
Income before income taxes and equity in net income of equity method investment	13,338	16.3%	11,862	16.2%	10,150	7.0%	6,568	5.0%
Provision for income taxes	3,139	3.8%	58	0.1%	2,731	1.9%	58	0.0%
Income before equity in net income of equity method investment	10,199	12.5%	11,804	16.1%	7,419	5.1%	6,510	5.0%
Equity in net income of equity method investment	398	0.5%	256	0.4%	1,077	0.7%	747	0.5%
Net income	$10,597	13.0%	$12,060	16.5%	$8,496	5.8%	$7,257	5.5%
Earnings per share:
Basic earnings per share	$0.82		$0.93		$0.66		$0.56
Diluted earnings per share	$0.80		$0.93		$0.65		$0.56

Three Months Ended August 1, 2026 Compared to Three Months Ended August 2, 2025

Net sales for the three months ended August 1, 2026 were $81,788, increasing $8,547, or 11.7%, versus $73,241 for the three months ended August 2, 2025.

Gross profit increased 34.9% to $49,834 for the three months ended August 1, 2026 from $36,938 in the prior year second quarter. As a percentage of sales, gross margin was 60.9%, compared with 50.4% in the prior year second quarter. The total gross margin rate increase was primarily driven by the following factors:

•
The impact from tariffs of approximately 1,380 basis points, driven primarily by the IEEPA refund; partially offset by
•
The unfavorable impact from higher product costing which contributed negatively by approximately 160 basis points; and
•
The unfavorable impact from higher freight costs of approximately 130 basis points.

Selling, general and administrative ("SG&A") expenses for the three months ended August 1, 2026 were $36,281, increasing $10,494, or 40.7%, versus $25,787 for the three months ended August 2, 2025. SG&A expenses as a percentage of sales were 44.3% and 35.2% for the three months ended August 1, 2026 and August 2, 2025, respectively. The increase in SG&A expenses compared to the prior fiscal year period was due primarily to approximately $5,613 of ERC benefits that were recorded in the prior year comparative period, approximately $2,900 of legal and consulting fees incurred in connection with the OVO Transactions, and approximately $820 of increased marketing and advertising costs.

Interest expense, net decreased $141, or 16.6%, to $708 in the three months ended August 1, 2026 from $849 in the three months ended August 2, 2025, primarily due to lower levels of debt under the Revolving credit facility.

Other (income) for the three months ended August 1, 2026 relates primarily to the receipt of interest in connection with the IEEPA refund. See Note 9 "Commitments and Contingencies" for further information.

Provision for income taxes for the three months ended August 1, 2026 was $3,139. The current quarter provision is due to the impact of applying the Company's estimated annual effective tax rate to the year-to-date ordinary pre-tax income.

The provision for income taxes for the three months ended August 2, 2025 was $58, which represents a discrete tax expense relating to interest received in connection with the ERC. For the three months ended August 2, 2025, the Company had year-to-date ordinary pre-tax losses for the interim period and was anticipating annual ordinary pre-tax income for the fiscal year. The Company had determined that it is more likely than not that the tax benefit of the year-to-date ordinary pre-tax loss will not be realized in the current or future years and as such, tax provisions for the interim periods should not be recognized until the Company has year-to-date ordinary pre-tax income.

Equity in net income of equity method investment for the three months ended August 1, 2026 and August 2, 2025 was $398 and $256, respectively, and consists of the Company's proportionate share of ABG Vince's net income.

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

	Three Months Ended
	August 1,	August 2,
(in thousands)	2026	2025
Net Sales:
Vince Wholesale	$49,407	$44,762
Vince Direct-to-consumer	32,381	28,479
Total net sales	$81,788	$73,241

Income from operations:
Vince Wholesale	$24,584	$17,058
Vince Direct-to-consumer	4,498	211
Total segment income from operations (1)	29,082	17,269
Unallocated corporate (2)	(15,529)	(6,118)
Total income from operations	$13,553	$11,151

(1) Total segment income from operations for the three months ending August 1, 2026 includes IEEPA tariff refunds of $7,154 and $3,214 for the Wholesale and Direct-to-consumer segments, respectively.

(2) Unallocated corporate for the three months ended August 2, 2025 includes the ERC benefit of $5,613. See Note 9 "Commitments and Contingencies" for further information.

Vince Wholesale

	Three Months Ended
(in thousands)	August 1, 2026	August 2, 2025	$ Change
Net sales	$49,407	$44,762	$4,645
Income from operations	24,584	17,058	7,526

Net sales from our Vince Wholesale segment increased $4,645, or 10.4%, to $49,407 in the three months ended August 1, 2026 from $44,762 in the three months ended August 2, 2025, due primarily to increased shipments.

Income from operations from our Vince Wholesale segment increased $7,526, or 44.1%, to $24,584 in the three months ended August 1, 2026 from $17,058 in the three months ended August 2, 2025, driven by an increase in net sales and gross margin, primarily due to approximately $7,154 of IEEPA tariff refunds.

Vince Direct-to-consumer

	Three Months Ended
(in thousands)	August 1, 2026	August 2, 2025	$ Change
Net sales	$32,381	$28,479	$3,902
Income from operations	4,498	211	4,287

Net sales from our Vince Direct-to-consumer segment increased $3,902, or 13.7%, to $32,381 in the three months ended August 1, 2026 from $28,479 in the three months ended August 2, 2025. Comparable sales, including e-commerce, increased $4,800 or 18.4%, due to an increase in both e-commerce and retail stores volume. Non-comparable sales, including Vince Unfold, which was exited in the first quarter of fiscal 2025, decreased $898. Since August 2, 2025, 5 net stores have closed bringing our total retail store count to 53 (consisting of 41 full price stores and 12 outlet stores) as of August 1, 2026, compared to 58 (consisting of 44 full price stores and 14 outlet stores) as of August 2, 2025.

Our Vince Direct-to-consumer segment had income from operations of $4,498 in the three months ended August 1, 2026 compared to $211 in the three months ended August 2, 2025. The increase was driven by an increase in net sales and gross margin, primarily due to approximately $3,214 of IEEPA tariff refunds.

Six Months Ended August 1, 2026 Compared to Six Months Ended August 2, 2025

Net sales for the six months ended August 1, 2026 were $145,823, increasing $14,649, or 11.2%, versus $131,174 for the six months ended August 2, 2025.

Gross profit increased 24.4% to $82,226 for the six months ended August 1, 2026 from $66,101 in the six months ended August 2, 2025. As a percentage of sales, gross margin was 56.4%, compared with 50.4% in the six months ended August 2, 2025. The total gross margin rate increase was primarily driven by the following factors:

•
The impact from tariffs of approximately 700 basis points, driven primarily by the IEEPA refund; partially offset by
•
The unfavorable impact from higher freight costs of approximately 70 basis points.

SG&A expenses for the six months ended August 1, 2026 were $71,320, increasing $11,932, or 20.1%, versus $59,388 for the six months ended August 2, 2025. SG&A expenses as a percentage of sales were 48.9% and 45.3% for the six months ended August 1, 2026 and August 2, 2025, respectively. The increase in SG&A expenses compared to the prior fiscal year period was due primarily to approximately $5,613 of ERC benefits that were recorded in the prior year comparative period, approximately $2,900 of legal and consulting fees incurred in connection with the OVO Transactions, and approximately $1,620 of increased marketing and advertising costs.

Interest expense, net decreased $353, or 20.7%, to $1,352 in the six months ended August 1, 2026 from $1,705 in the six months ended August 2, 2025 primarily due to lower levels of debt under the Revolving credit facility.

Other (income) for the six months ended August 1, 2026 relates primarily to the receipt of interest in connection with the IEEPA refund. See Note 9 "Commitments and Contingencies" for further information.

Provision for income taxes for the six months ended August 1, 2026 was $2,731. The provision is due to the impact of applying the Company's estimated annual effective tax rate to the year-to-date ordinary pre-tax income.

The provision for income taxes was $58 for the six months ended August 2, 2025. For the six months ended August 2, 2025, the Company had year-to-date ordinary pre-tax losses for the interim period and was anticipating annual ordinary pre-tax income for the fiscal year. The Company had determined that it is more likely than not that the tax benefit of the year-to-date ordinary pre-tax loss will not be realized in the current or future years and as such, tax provisions for the interim periods should not be recognized until the Company has year-to-date ordinary pre-tax income.

Equity in net income of equity method investment for the six months ended August 1, 2026 and August 2, 2025 was income of $1,077 and $747, respectively, and was related to the Company's 25% membership interest in ABG Vince.

Performance by Segment

	Six Months Ended
	August 1,	August 2,
(in thousands)	2026	2025
Net Sales:
Vince Wholesale	$81,473	$75,052
Vince Direct-to-consumer	64,350	56,122
Total segment and consolidated net sales	$145,823	$131,174

Income (loss) from operations:
Vince Wholesale	$34,718	$26,455
Vince Direct-to-consumer	6,345	(589)
Total segment income from operations (1)	41,063	25,866
Unallocated corporate (2)	(30,157)	(19,153)
Total income from operations	$10,906	$6,713

______

(1) Total segment income from operations for the six months ending August 1, 2026 includes IEEPA tariff refunds of $7,154 and $3,214 for the Wholesale and Direct-to-consumer segments, respectively.

(2) Unallocated corporate for the six months ended August 2, 2025 includes the ERC benefit of $5,613. See Note 9 "Commitments and Contingencies" for further information.

Vince Wholesale

	Six Months Ended
(in thousands)	August 1, 2026	August 2, 2025	$ Change
Net sales	$81,473	$75,052	$6,421
Income from operations	34,718	26,455	8,263

Net sales from our Vince Wholesale segment increased $6,421, or 8.6%, to $81,473 in the six months ended August 1, 2026 from $75,052 in the six months ended August 2, 2025, primarily due to higher full-price shipments.

Income from operations from our Vince Wholesale segment increased $8,263, or 31.2%, to $34,718, in the six months ended August 1, 2026 from $26,455 in the six months ended August 2, 2025, driven by an increase in net sales and improved gross margin, primarily due to approximately $7,154 of IEEPA tariff refunds.

Vince Direct-to-consumer

	Six Months Ended
(in thousands)	August 1, 2026	August 2, 2025	$ Change
Net sales	$64,350	$56,122	$8,228
Income (loss) from operations	6,345	(589)	6,934

Net sales from our Vince Direct-to-consumer segment increased $8,228, or 14.7%, to $64,350 in the six months ended August 1, 2026 from $56,122 in the six months ended August 2, 2025. Comparable sales, including e-commerce, increased $9,259 or 18.0%, due to an increase in both e-commerce and retail stores volume. Non-comparable sales, including Vince Unfold, which was exited in the first quarter of fiscal 2025, declined $1,031. Since August 2, 2025, 5 net stores have closed bringing our total retail store count to 53 (consisting of 41 full price stores and 12 outlet stores) as of August 1, 2026, compared to 58 (consisting of 44 full price stores and 14 outlet stores) as of August 2, 2025.

Our Vince Direct-to-consumer segment had income from operations of $6,345 in the August 1, 2026 compared to a loss from operations of $589 in the August 2, 2025. The change was driven by increase in net sales and an improved gross margin, primarily due to approximately $3,214 of IEEPA tariff refunds.

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

The Company’s future financial results may be subject to substantial fluctuations and may be impacted by business conditions and macroeconomic factors, particularly in light of the recently implemented tariffs. While we expect to meet our monthly Excess Availability (as defined in the 2023 Revolving Credit Facility Agreement) covenant and believe that our other sources of liquidity will generate sufficient cash flows to meet our obligations for the next twelve months from the date these financial statements are issued, the foregoing expectation is dependent on a number of factors, including, among others, our ability to generate sufficient cash flow from a combination of tariff mitigating initiatives, our ongoing ability to manage our operating obligations, the ability of our partners to satisfy their payment obligations to us when due, the results of the currently ongoing inventory valuation and potential borrowing restrictions imposed by our lenders based on their credit judgment, all of which could be significantly and negatively impacted by the recently implemented and new retaliatory and/or reciprocal tariffs, as well as changing trade policies between the U.S. and its trading partners, in addition to other macroeconomic factors. Any material negative impact from these factors or others could require us to implement alternative plans to satisfy our liquidity needs, which may be unsuccessful. In the event that we are unable to timely service our debt, meet other contractual payment obligations or fund our other liquidity needs, we may need to refinance all or a portion of our indebtedness before maturity, seek waivers of or amendments to our contractual obligations for payment, reduce or delay scheduled expansions and capital expenditures liquidate inventory through additional discounting, sell material assets or operations or seek other financing opportunities. There can be no assurance that these options would be readily available to us and our inability to address our liquidity needs could materially and adversely affect our operations and jeopardize our business, financial condition and results of operations.

Operating Activities

	Six Months Ended
(in thousands)	August 1, 2026	August 2, 2025
Operating activities
Net income	$8,496	$7,257
Add (deduct) items not affecting operating cash flows:
Depreciation and amortization	1,214	1,534
Provision for bad debt	51	29
Loss on disposal of property and equipment	—	51
Amortization of deferred financing costs	183	183
Share-based compensation expense	140	242
Capitalized PIK Interest	538	491
Equity in net income of equity method investment, net of distributions	1,164	1,281
Changes in assets and liabilities:
Receivables, net	3,179	3,479
Inventories	(7,045)	(17,521)
Prepaid expenses and other current assets	(944)	(1,286)
Accounts payable and accrued expenses	2,688	(1,966)
Other assets and liabilities	(434)	(1,389)
Net cash provided by (used in) operating activities	$9,230	$(7,615)

Net cash provided by operating activities during the six months ended August 1, 2026 was $9,230, which consisted of net income of $8,496, impacted by non-cash items of $3,290 and cash used in working capital of $2,556. Net cash used in working capital primarily resulted from cash outflows due to an increase in inventories of $7,045 related to the timing of inventory receipts and the impact of tariffs, partially offset by the IEEPA refund received during the quarter and by cash inflows from receivables of $3,179 mainly attributable to timing of collections.

Net cash used in operating activities during the six months ended August 2, 2025 was $7,615, which consisted of net income of $7,257, impacted by non-cash items of $3,811 and cash used in working capital of $18,683. Net cash used in working capital primarily resulted from cash outflows of $17,521 due to an increase in inventories related to the timing of inventory receipts and increased costs due primarily to the impact of tariffs, and cash outflows in accounts payable and accrued expenses due mainly to inventory purchases, partially offset by a decrease in receivables due to timing of collections.

Investing Activities

	Six Months Ended
(in thousands)	August 1, 2026	August 2, 2025
Investing activities
Payments for capital expenditures	$(963)	$(3,530)
Net cash used in investing activities	$(963)	$(3,530)

Net cash used in investing activities of $963 and $3,530 during the six months ended August 1, 2026 and August 2, 2025, respectively, represents capital expenditures primarily related to retail store buildouts, including leasehold improvements and store fixtures.

Financing Activities

	Six Months Ended
(in thousands)	August 1, 2026	August 2, 2025
Financing activities
Proceeds from borrowings under the Revolving Credit Facilities	$117,800	$115,600
Repayment of borrowings under the Revolving Credit Facilities	(125,550)	(104,150)
Tax withholdings related to restricted stock vesting	(1)	—
Proceeds from issuance of common stock, net of certain fees	—	4
Exercise of stock options	2	—
Financing fees	—	(135)
Net cash (used in) provided by financing activities	$(7,749)	$11,319

Net cash used in financing activities was $7,749 during the six months ended August 1, 2026, primarily consisting of $7,750 of net repayment of borrowings under the Company's revolving credit facilities.

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

No financing costs were incurred during the three and six months ended August 1, 2026 and August 2, 2025, respectively.

As of August 1, 2026, the Company was in compliance with applicable covenants. As of August 1, 2026, $63,571 was available under the 2023 Revolving Credit Facility, net of the Loan Cap, and there were $2,950 of borrowings outstanding and $5,160 of letters of credit outstanding under the 2023 Revolving Credit Facility. The weighted average interest rate for borrowings outstanding under the 2023 Revolving Credit Facility as of August 1, 2026 was 6.0%.

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

A summary of our critical accounting estimates is included in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of our 2025 Annual Report on Form 10-K. As of August 1, 2026, there have been no material changes to the critical accounting estimates contained therein.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of August 1, 2026.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended August 1, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company’s risk factors have not changed materially from those disclosed in its 2025 Annual Report on Form 10-K other than those listed below.

The OVO Transaction may not be successfully integrated and may not achieve intended benefits.

We face risks associated with our strategy to grow our business through acquisitions of other brands and geographic licensees, including our recently completed acquisition of the OVO operating companies. The potential difficulties that we may face that could cause the results of the acquisition to not be in line with our expectations include, among others:

•
failure to implement our business plan for the OVO operating companies or any other business we may acquire or to achieve anticipated revenue or profitability targets;
•
delays or difficulties in managing and operating the acquired business;
•
higher than expected costs, lower than expected cost savings and/or a need to allocate resources to manage unexpected operating difficulties;
•
unanticipated issues in coordinating logistics, information, reporting and other systems across separately operated businesses;

•
unanticipated changes in applicable laws and regulations;
•
failure to retain key customers, suppliers and employees;
•
operating risks inherent in the OVO business, including risks related to operating retail stores and e-commerce platforms in international markets;
•
risks related to the Company’s reliance on the license agreement with ABG OVO for the right to use OVO intellectual property, including the risk that ABG OVO or its affiliates may take actions that adversely affect the OVO brand or that the Company’s rights under the license agreement may be limited or terminated;
•
diversion of the attention and resources of management in overseeing the acquired business;
•
assumption of liabilities not identified in due diligence or other unanticipated issues, expenses and liabilities; and
•
regulatory and compliance risks, including the impact on our internal controls and compliance with the requirements under the Sarbanes-Oxley Act of 2002, particularly upon the acquisition of historically privately held businesses such as the OVO operating companies, which have not previously been subject to regulations applicable to the Company.

The OVO operating companies or any other business we may acquire may not perform as well as initially expected, which could have a material adverse effect on our results of operations and financial condition. In addition, where applicable, we will be required to conduct testing for impairment of goodwill and other intangible assets acquired as a result of the OVO Transaction. If such testing indicates that the carrying value of goodwill or other intangible assets exceeds the related fair value, we would be required to record an impairment charge for the difference, which could have a material adverse effect on our results of operations and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None of our directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended August 1, 2026.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

10.1

Asset and Equity Purchase Agreement, dated as of August 24, 2026, by and among Equity Buyer, Drake, ABG OVO, Authentic, IP Seller, Equity Seller, and the OVO Companies (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2026).

10.2

License Agreement, dated as of August 24, 2026, by and between ABG OVO and OWL Opco, LLC.* (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2026).

10.3

Third Amendment to Credit Agreement, dated as of August 24, 2026, by and among V Opco, LLC, the other Loan Parties, the lenders party thereto, the L/C issuers party thereto, and Bank of America, N.A., as administrative agent and collateral agent. (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2026).

Exhibit Number	Exhibit Description
10.4

Units Assignment Agreement, dated as of August 24, 2026, by and among OWL Opco, LLC, October’s Very Own ULC and ABG Intermediate Holdings 2, LLC. (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2026).

10.5	Vince Holding Corp. Amended & Restated 2013 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on June 10, 2026).
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation
101.PRE	Inline XBRL Taxonomy Extension Presentation
101.LAB	Inline XBRL Taxonomy Extension Labels
101.DEF	Inline XBRL Taxonomy Extension Definition
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K and Instruction 6 to Item 1.01 of Form 8-K because they are both (i) not material and (ii) would likely cause competitive harm to the registrant if publicly disclosed.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date		Vince Holding Corp.

September 11, 2026	By:	/s/ Yuji Okumura
Yuji Okumura
Chief Financial Officer
(as duly authorized officer, and principal financial officer)